Form 10-Q
period 2001-09-30
UNITED ONLINE INC
filed 2001-11-14
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-63704

UNITED ONLINE, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0575839
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
2555 Townsgate Road, Westlake Village, California	91361
(Address of principal executive office)	(Zip Code)

(805) 418-2000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    There were 40,098,614 shares of the registrant's common stock issued as of November 2, 2001

    In this document, "United Online," the "Company," "we," "us" and "our" collectively refers to United Online, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

UNITED ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	June 30, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,676,000	$60,087,000
Short-term investments	57,019,000	59,129,000
Restricted cash	2,573,000	13,524,000
Accounts receivable, net of allowance for doubtful accounts of $358,000 and $354,000 at September 30, 2001 and June 30, 2001	11,241,000	9,027,000
Other current assets	4,914,000	5,823,000

Total current assets	158,423,000	147,590,000
Property and equipment, net	31,200,000	28,877,000
Restricted cash	2,253,000	2,253,000
Goodwill	10,244,000	—
Other intangible assets	60,797,000	1,466,000
Other assets	3,414,000	3,677,000

Total assets	$266,331,000	$183,863,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31,011,000	$24,870,000
Accrued liabilities	13,524,000	5,756,000
Deferred revenue	14,179,000	4,404,000
Current portion of notes payable	1,695,000	1,710,000
Current portion of capital leases	4,982,000	4,852,000

Total current liabilities	65,391,000	41,592,000
Notes payable, less current portion	—	433,000
Capital leases, less current portion	2,161,000	2,881,000
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock	4,000	3,000
Treasury stock	(228,000)	—
Additional paid-in capital	538,853,000	460,991,000
Notes receivable from stockholders	(838,000)	(829,000)
Deferred stock-based charges	(5,484,000)	(9,708,000)
Accumulated other comprehensive income	975,000	867,000
Accumulated deficit	(334,503,000)	(312,367,000)

Total stockholders' equity	198,779,000	138,957,000

Total liabilities and stockholders' equity	$266,331,000	$183,863,000

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2001	2000
Revenues
Advertising and commerce	$6,445,000	$16,033,000
Billable services	7,663,000	433,000

Total revenues	14,108,000	16,466,000

Operating expenses
Cost of billable services (including stock-based charges of $15,000 and $— for the three months ended September 30, 2001 and 2000, respectively)	8,277,000	171,000
Cost of free services (including stock-based charges of $33,000 and $150,000 for the three months ended September 30, 2001 and 2000, respectively)	13,256,000	18,477,000
Sales and marketing (including stock-based benefit of $392,000 and charges of $1,138,000 for the three months ended September 30, 2001 and 2000, respectively)	3,939,000	14,005,000
Product development (including stock-based charges of $324,000 and $751,000 for the three months ended September 30, 2001 and 2000, respectively)	4,663,000	4,971,000
General and administrative (including stock-based charges of $1,061,000 and $2,693,000 for the three months ended September 30, 2001 and 2000, respectively)	8,013,000	7,403,000
Restructuring costs	360,000	—
Amortization of goodwill and other intangible assets	101,000	3,818,000

Total operating expenses	38,609,000	48,845,000

Loss from operations	(24,501,000)	(32,379,000)

Interest income, net	1,358,000	3,553,000
Other income (expense), net	1,007,000	(39,000)

Net loss	$(22,136,000)	$(28,865,000)

Unrealized gain on short-term investments	108,000	—
Comprehensive loss	$(22,028,000)	$(28,865,000)

Basic and diluted net loss per share	$(0.89)	$(1.34)

Shares used to calculate basic and diluted net loss per share	24,740,000	21,538,000

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(22,136,000)	$(28,865,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,387,000	7,451,000
Gain on sale of assets	(1,023,000)	—
Allowance for doubtful accounts	—	46,000
Stock-based charges, net	1,041,000	4,732,000
Other	(186,000)	62,000
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Restricted cash	10,951,000	2,523,000
Accounts receivable	3,374,000	(2,907,000)
Other assets	685,000	(4,479,000)
Accounts payable and accrued expenses	(8,061,000)	2,297,000
Deferred revenue	(10,000)	(309,000)

Net cash used for operating activities	(10,978,000)	(19,449,000)

Cash flows from investing activities:
Purchases of property and equipment	(171,000)	(1,624,000)
Purchase of patent rights	(11,000)	(50,000)
Purchase of short-term investments	(14,200,000)	(43,778,000)
Proceeds from sale of short-term investments	16,418,000	—
Proceeds from sale of assets	1,190,000	—
Cash paid for acquisitions, net of cash acquired	32,307,000	(2,050,000)

Net cash provided by (used for) investing activities	35,533,000	(47,502,000)

Cash flows from financing activities:
Payments on capital leases	(1,259,000)	(1,496,000)
Payments on notes payable	(448,000)	(388,000)
Proceeds from exercise of stock options	—	19,000
Common stock repurchases	(259,000)	—

Net cash used for financing activities	(1,966,000)	(1,865,000)

Change in cash and cash equivalents	22,589,000	(68,816,000)
Cash and cash equivalents, beginning of period	60,087,000	201,512,000

Cash and cash equivalents, end of period	$82,676,000	$132,696,000

Supplemental disclosure of non-cash investing activities:
Stock issued for acquisitions	$76,856,000	$49,802,000

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business.

    United Online, Inc. ("United Online" or the "Company") is a leading nationwide Internet Service Provider (ISP). The Company was incorporated in Delaware in June 2001 and was formed in connection with the merger of NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno") into two of United Online's wholly owned subsidiaries, which was consummated on September 25, 2001 (the "Merger"). The Merger was accounted for under the purchase method of accounting and, as a result, NetZero and Juno each became wholly owned subsidiaries of United Online. For financial accounting purposes, NetZero was the acquiror.

    United Online, under both the NetZero and Juno brand names, offers consumers Internet access, e-mail and customizable navigation tools. The Company's services are currently available in more than 5,000 cities across the United States and Canada. In addition to offering consumers access to the Internet, United Online offers marketers the ability to deliver their messages through several online advertising channels to select users based on demographic information, personal interests and Web sites visited. United Online also offers advertisers and commerce partners a variety of additional online advertising products to build their brands and market their products, including online market research and measurement services.

2.  Basis of Presentation.

    The condensed consolidated financial statements and notes for the quarter ended September 30, 2001 reflect the financial results of NetZero, as predecessor to United Online, and the results of Juno subsequent to the closing of the Merger. As a result, the financial statements do not reflect the significant amortization expense that will be incurred as a result of the Merger.

    The accompanying condensed consolidated financial statements are unaudited except for the balance sheet information at June 30, 2001 and include United Online and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain amounts in the prior period's financial statements have been reclassified to conform to the presentation of the current period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended June 30, 2001 included in the Company's registration statement on Form S-4 filed on August 24, 2001 with the Securities and Exchange Commission (the "SEC").

    At September 30, 2001, the Company had cash, cash equivalents and short-term investments of approximately $139.7 million. The Company considers its existing cash, cash equivalents and short-term investments to be adequate to fund its operating activities, capital expenditures and other obligations for at least the next 12 months. However, additional capital may be needed in order to fund the Company's operations, expand marketing activities, develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company's existing cash resources and cash generated from operations are insufficient, additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding might not be available on acceptable terms, or at all. Failure to raise sufficient capital when needed could have a material adverse effect on the business, results of operations and financial condition of the Company. If additional funds are raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders will be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the common stockholders.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates.

3.  Recent Accounting Pronouncements.

    In July 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

    In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions do not apply until the Company applies the new accounting rules. The Company will be required to implement SFAS No. 142 in the first quarter of fiscal 2003. The Company is currently evaluating the impact of SFAS No. 142.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company will apply the new accounting rule beginning July 1, 2002 and is in process of evaluating the impact of adopting SFAS No. 144.

4.  Significant Accounting Policies.

Revenue Recognition

    Billable services revenues are recognized in the period in which the fees are fixed and determinable and the related products or services are provided to the user. Billable services revenue primarily consists of subscription fees that we receive from users of our fee-based access services. We generally require that our subscribers pre-pay for their services, which results in the deferral of certain revenues into the period in which the related access services are provided. Billable services also consist of technical support fees charged to users on billable service plans that do not include free customer support. We have a limited history with respect to our various billable services and there can be no assurances that we will be able to generate significant revenues from these services.

    The Company also derives revenue from the sale of advertising, which includes targeted and non-targeted banner advertisements, placements and sponsorships, referrals of users to other Web sites, performance-based agreements, e-commerce arrangements and advertising messages delivered to the Company's users via e-mail. Banner advertising and sponsorship revenues are recognized in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain, fees are fixed and determinable, and collection of the related receivable is probable. The Company's obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. Revenues from performance-based arrangements are recognized as the related performance criteria are met. Referral revenues are recognized as referrals are made to advertisers' or sponsors' Web sites, provided that no significant Company obligations remain, fees are fixed and determinable, and collection of the related receivable is probable.

Long Lived Assets

    The Company identifies and records impairment losses on long-lived assets, including goodwill that is not identified with an impaired asset, when events and circumstances indicate that such assets might be impaired. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in the operating model or strategy and competitive forces.

    If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.

5.  Acquisitions.

    On September 25, 2001, NetZero merged with Juno to create United Online. Under the terms of the Merger agreement, entered into on June 7, 2001, NetZero common stockholders received 0.2000 of a share of United Online common stock for each share they owned, and Juno common stockholders received 0.3570 of a share of United Online common stock for each share they owned. The Merger has been accounted for under the purchase method of accounting for business combinations. The purchase price of approximately $89.7 million, including transaction costs, was allocated to Juno's net assets based on their fair values. The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, was recorded as goodwill. The fair value of the common stock issued was determined based on an average price per share of NetZero common stock on the dates surrounding the announcement of the execution of the merger agreement while the fair value of the Juno options assumed was determined based on the Black-Scholes option pricing model using a weighted average expected life of five years, 0% dividend, volatility of 120%, and a risk-free interest rate of 5%. A summary of the purchase price and net assets acquired as of September 30, 2001 is as follows:

Purchase Price

Fair value of common stock issued	$76,900,000
Fair value of Juno options assumed	4,400,000
Acquisition costs	8,400,000

Total purchase price	$89,700,000

Net Assets Acquired

Asset Classification	Estimated Fair Value	Estimated Amortizable Life
Net tangible assets	$19,656,000
Intangible assets:
Acquired customers	53,700,000	1-4 years
Software and technology	3,600,000	4-5 years
Trademark / brandname	2,300,000	5-7 years
Other miscellaneous	200,000	1 year

Total intangible assets acquired	59,800,000

Goodwill	10,244,000

Total net assets acquired	$89,700,000

    The following summarized unaudited pro forma financial information for the three months ended September 30, 2001 and 2000 assumes that the Merger and other acquisitions made during the three months ended September 30, 2001, had occurred at the beginning of each period presented:

	Three Months Ended September 30,
	2001	2000
Net revenues	$42,016,000	$46,611,000
Net loss	(23,878,000)	(69,010,000)
Net loss per share	$(0.62)	$(1.89)

6.  Restructuring and Merger-Related Costs.

    In connection with the Merger, United Online incurred the following acquisition costs, which have been capitalized and included as part of the purchase price (see Note 5):

Employee termination benefits	$4,266,000
Investment banking, accounting and legal costs	2,301,000
Early contract termination fees	1,833,000

Total	$8,400,000

    Immediately following the close of the Merger, United Online reduced Juno's workforce by 48 employees. As of September 30, 2001, United Online had paid approximately $2.3 million in termination benefits to these employees. The remaining employee termination benefit payments of approximately $2.0 million will be paid within three months following the closing of the Merger.

    In addition to these costs, United Online expects to incur additional restructuring and merger-related costs that will be expensed as incurred. These additional restructuring and merger-related costs will consist primarily of employee termination benefits for NetZero employees, early lease exit costs, contract termination fees and other integration and merger-related costs. For the period beginning April 1, 2001 through September 30, 2001, approximately $3.7 million of costs relating primarily to investment banking, accounting and legal services, and employee termination benefits had been expensed. The Company anticipates incurring between $5.9 and $7.9 million of additional restructuring and merger-related costs over the next several quarters primarily related to employee termination benefits, employee stay bonuses, contractual termination fees and other exit costs.

    The estimated additional merger-related costs discussed above are preliminary as the integration of NetZero and Juno is ongoing and as such, changes in the estimated additional restructuring and merger-related costs may result as the integration progresses. United Online does not expect the final restructuring and merger-related costs to differ materially from the amounts included and estimated in the accompanying unaudited condensed consolidated financial statements.

    On August 1, 2001 the Company completed the sale of one of its subsidiaries, RocketCash Corporation. The sale included substantially all of the assets of RocketCash and resulted in net cash proceeds to the Company of approximately $1.2 million.

7.  Concentration of Credit Risk.

    At September 30, 2001, one customer comprised approximately 15% of the consolidated accounts receivable balance. At June 30, 2001, two customers comprised approximately 36% and 12%, respectively, of the consolidated accounts receivable balance. For the three months ended September 30, 2001 and September 30, 2000, one customer comprised approximately 16% of revenues, and two customers comprised approximately 24% and 11% of revenues, respectively.

8.  Equity.

NetZero and Juno Merger

    On September 25, 2001 each share of NetZero common stock issued and outstanding was converted into 0.2000 of a share of United Online common stock and each share of Juno common stock issued and outstanding was converted into 0.3570 of a share of United Online common stock. Additionally, each outstanding stock option of NetZero and Juno was converted into an option to purchase that number of United Online common stock shares equal to the product of 0.2000 and 0.3570, respectively, multiplied by the number of shares of common stock underlying the option.

Preferred Stock

    The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001. As of September 30, 2001, the Company had no shares issued and outstanding.

Common Stock

    The Company has authorized 300,000,000 shares of common stock with a par value of $0.0001. As of June 30, 2001, the Company had 25,146,000 shares issued and outstanding. As of September 30, 2001, the Company had 40,049,000 shares issued, of which 39,961,000 were outstanding.

Common Stock Repurchase Program

    The Company's Board of Directors has authorized a common stock repurchase program that allows United Online to repurchase, from time to time, up to $10 million of common stock over a one-year period. During the three months ended September 30, 2001, the Company repurchased 88,000 shares at an aggregate cost of approximately $228,000 under the repurchase program.

9.  Net Loss per Share.

    The Company has adopted SFAS No. 128 "Earnings per Share" ("EPS") which requires a dual presentation of basic and diluted EPS. As the Company has incurred losses in each of the periods presented, potential shares of common stock have not been included in the calculation of EPS as they would be antidilutive.

    The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,
	2001	2000
Numerator:
Net loss	$(22,136,000)	$(28,865,000)

Denominator:
Weighted average common shares	26,110,000	23,799,000
Adjustment for common shares subject to repurchase	(1,370,000)	(2,261,000)

Adjusted weighted average common shares	24,740,000	21,538,000
Basic and diluted net loss per share	$(0.89)	$(1.34)

    The diluted per share computations exclude unvested common stock, warrants and options which were antidilutive. The number of shares excluded from the diluted net loss per share was approximately 11,056,000 for the period ended September 30, 2001.

10. Commitments and Contingencies.

    In April 2001, NetZero and certain of its officers and directors were served with a complaint alleging violations of the federal securities laws. A number of other complaints have since been filed and/or served containing similar allegations. These complaints were brought as purported shareholder class actions under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints generally allege that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters of NetZero's initial public offering had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with initial public offering; and (ii) the underwriters had entered into agreements with customers whereby they agreed to allocate NetZero shares to those customers in the initial public offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices.

    The pending lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. Although the Company believes the outcome of the above outstanding legal proceedings, claims and litigation will not have a material adverse effect on its business, results of operations or financial position, the results of litigation are inherently uncertain. The Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the accompanying unaudited condensed consolidated financial statements.

    The FTC has been investigating the advertising, billing and cancellation practices of various Internet-related companies, including Juno. As a result of this investigation, Juno and the FTC entered into a consent agreement, which was approved by the FTC on June 29, 2001, after a public comment period. The consent agreement provides for specific disclosures or notices regarding, among other things, the cost of its Internet access services, its cancellation terms, local versus long-distance charges and the possibility of redress payments, as well as the requirement to provide adequate customer support to process subscriber cancellations. Juno's management currently anticipates that the compensatory payments pursuant to the agreement will be, and has accrued a liability for, approximately $800,000. There can be no certainty as to what impact the FTC order, or any other action that may be taken by the FTC, will have on our business.

    Juno entered into subscriber referral agreements with two former providers of free Internet access, WorldSpy and Freewwweb, under which Juno is obligated to pay certain amounts based on the number of "Qualified Referred Subscribers" generated by referral activities specified in the agreements. A new Juno subscriber referred to Juno by WorldSpy or Freewwweb is a Qualified Referred Subscriber if he or she meets certain qualification criteria defined in the relevant subscriber referral agreement. Under the terms of these agreements, Juno has the right to settle a portion of the liabilities incurred in connection with acquiring the Qualified Referred Subscribers through the issuance of shares of its common stock. At September 30, 2001, the Company had liabilities recorded of approximately $4.0 million as an estimate of the remaining amounts that may be settled through the issuance of its common stock or the payment of cash.

    The Company is subject to various other legal proceeding and claims, which arise in the ordinary course of business. In the opinion of management, the amount, and ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in this Form 10-Q and our Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on August 24, 2001 set forth some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

Overview

    United Online was incorporated in June 2001 and, on September 25, 2001, commenced operations following the merger of NetZero and Juno into two of its wholly owned subsidiaries. Through these two subsidiaries, we are a leading nationwide ISP offering Internet access in more than 5,000 cities across the United States and Canada. In addition to offering consumers access to the Internet, we offer marketers targeting capabilities through numerous online advertising channels. We also offer advertisers and commerce partners a variety of additional services to build their brands and market their products, including referring our users to partners' Web sites, enabling customer registrations, facilitating electronic commerce transactions and providing online market research and measurement services. We had 1.25 million subscribers to our billable service plans at September 30, 2001 and approximately 6.1 million active users during the month of September 2001, including pay subscribers.

    Juno launched its first service, a free, dial-up email service, in April 1996 and expanded that free service to include full Internet access in 1998. NetZero launched its free Internet access service in October 1998. Both Juno's and NetZero's free services were predicated on generating advertising revenues to fund their free services. Due to a variety of factors including reductions in online advertising rates, both NetZero and Juno have taken various measures to limit the cost of providing free services. We may take additional measures to further reduce such costs in the future.

    NetZero and Juno have added fee-based subscription services to their offerings, which provide users full access to the Internet with fewer forms of, or no, on-screen advertising. Juno started offering fee-based Internet services in 1998 and NetZero started offering fee-based Internet services in January 2001. Juno's fee-based Internet service, Juno Web, is offered through various pricing plans and provides priority access to Juno's network and free live technical support and customer service for selected pricing plans. NetZero's primary fee-based service, NetZero Platinum, is offered for $9.95 per month and differs from NetZero's standard free service in that an hourly limitation does not apply and the service features a small toolbar without advertising banners.

Billable Services Revenues

    We currently offer billable premium services under a number of pricing plans, ranging from $4.95 to $29.95 per month. Currently, the most common pricing plan for our fee-based access services is a flat rate of $9.95 per month. However, we continually experiment with the use of discounted pricing plans both in connection with offers extended to some of our existing subscribers and through selected external marketing channels. We intend to continue testing a variety of pricing plans in the future to determine their impact on profitability, subscriber acquisition, and conversion and retention rates. We continually evaluate the desirability and effectiveness of our plans, and may in the future make changes to our pricing plans. We may also offer promotions such as a free month of service or a discounted rate for an initial or prepaid period, as well as a wide range of discounted flat-rate plans. Future changes in our plans and promotional discounts may adversely impact the number of billable service subscriptions and the amount of revenues we receive for such subscriptions.

    In addition to dial-up premium services we currently operate a broadband service, Juno Express. Fewer than 3,000 people subscribed to this service. Due to a variety of factors including the failure of several providers of the high-speed services, the wireless portion of this service has been terminated and we anticipate that the DSL portion of this service will also be terminated. We have tested a cable version of Juno Express and have entered into an agreement with AOL Time Warner to utilize their cable network to offer such services, but there are numerous operational and other issues that could impact whether Juno will offer these services over AOL Time Warner's cable systems in the near term, or at all. Furthermore, the agreement with AOL Time Warner is subject to termination by either party and is also subject to the approval of the Federal Trade Commission.

    Billable services revenues are recognized in the period in which the fees are fixed and determinable and the related products or services are provided to the user. Billable services revenue consists primarily of subscription fees that we receive from users of our fee-based access services. We generally require that our subscribers pre-pay for their services, which results in the deferral of certain revenues into the period in which the access services are provided. Billable services also consist of technical support fees charged to users on service plans that do not include free customer support and fees charged to users for producing, shipping and handling copies of our software on CDs. We have a limited history with respect to our various billable services and there can be no assurances that we will be successful in continuing to grow this business.

Advertising and Commerce Revenue

    Our advertising and commerce revenues consist of fees from the placement of media, direct marketing agreements, referring our users to partners' Web sites, enabling customer registrations for partners, and facilitating electronic commerce transactions. We also generate revenues from our online market research and measurement services.

    We sell both targeted and non-targeted advertising on our service. To date, we have sold targeted advertising based upon Web sites visited, key word searches, and users' demographic and geographic information. We have in the past relied, and intend to rely in the future, on third parties to sell a portion of our banner advertisements, although we do not believe that any third-party sales relationships are material to our business. Our failure to sell advertising inventory may materially and adversely affect our advertising and commerce revenues.

    Banner advertising and sponsorship revenues are recognized in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant obligations on our part remain, fees are fixed and determinable, and collection of the related receivable is probable. Our obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. Revenues from performance-based arrangements, including click-throughs, are recognized as the related performance criteria are met. Referral revenues are recognized in the periods in which the referrals are made to advertisers' or sponsors' Web sites, provided that no significant obligations on our part remain, fees are fixed and determinable, and collection of the related receivable is probable. We generally invoice customers when performance is complete, such as at the end of an advertising campaign or service sponsorship. In addition, certain customers are invoiced for sponsorships and other commitments on a quarterly basis. Recently there has been a reduction in online advertising and currently a number of our customers hold back a significant amount of their advertising dollars until the last month of a quarter. Such practices may result in extended average days sales outstanding at the end of a fiscal quarter.

    Advertising on the Internet, particularly the products and services we offer, is a relatively new and changing industry, and there is no assurance that the products and services we offer now, or in the future, will meet with commercial acceptance. Internet advertising rates have declined significantly, and it is possible that rates will continue to decline. Many of the purchasers of Internet advertising have been companies with Internet-based business models. Certain of these companies have come under financial pressure and have not been able to access the capital markets to fund their operations. This trend has impacted our ability to generate revenues and could continue to do so in the future. This trend could also result in increased allowances for doubtful accounts.

    Due to market forces and other factors, our revenues and results of operations may fluctuate from period to period. We have experienced several sequential quarters of decreased advertising and commerce revenues in the past and there can be no assurance that we will not experience decreased revenues in sequential quarters in future periods.

    We have entered into barter transactions on an extremely limited basis and, for the periods presented there is no barter revenue included in our total net revenue.

Cost of Billable Services

    Cost of billable services includes costs associated with billable services revenue only, consisting primarily of telecommunications costs, personnel and related costs associated with operating the network and data centers, costs incurred in providing technical and customer support, costs associated with billing and billing support, costs incurred for CD duplication and fulfillment, and depreciation of network computers and equipment.

    We have expended significant funds on our network infrastructure. While we may expend significant additional funds on capital expenditures in the future, such expenditures may be dependent upon our expectation of user growth and usage patterns, as well as needs associated with acquired businesses and new products. Telecommunications costs for network access are expensed as incurred. Our failure to accurately forecast users' needs could result in significant overcapacity, which would adversely impact our results of operations. Conversely, under-forecasting usage could adversely impact the ability of users to receive adequate service and adversely impact our reputation and our ability to maintain or increase our user base. We have limited history in forecasting our user requirements, and there can be no assurance that we will be able to accurately forecast such requirements in the future.

Cost of Free Services

    Cost of free services consists primarily of telecommunications costs, personnel and related costs associated with operating the network and data centers, and depreciation of network equipment associated with users of the free service only.

    We have imposed limitations on our free services in order to reduce our telecommunications expense. In October 2001, we reduced the number of hours per month that a household can use the NetZero free service from 40 to 15 and eliminated the free service from certain areas where telecommunications costs make the offering cost prohibitive. As a result, we expect our free user base to decline. Decreases in our free user base and in the number of hours users are permitted to access our free service result in a reduction of our volume of advertising inventory, which may adversely affect our advertising and commerce revenues.

Sales and Marketing

    Sales and marketing expenses include advertising and promotion expenses, salaries, sales commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party advertising sales agents, customer services costs incurred to acquire new users, and sales support functions. In the past, we have expended significant amounts on sales and marketing, including national branding campaigns comprised of television, radio and print advertising, sponsorships and a variety of other promotions and, due to the timing of these promotions, amounts expended have varied significantly from period to period. Historically, we have entered into multi-year marketing commitments with various third parties primarily in order to receive discounted pricing on media. Marketing costs to promote our products and services are expensed in the period incurred.

Product Development

    Product development costs include expenses for the development of new or improved technologies and products, including salaries and related expenses for the software development and product management departments, as well as costs for contracted services, facilities and equipment.

General and Administrative

    General and administrative expenses include salaries, employee benefits and expenses for executive, finance, legal, human resources and internal customer support personnel. In addition, general and administrative expenses include fees for professional services, permits and licenses, bad debt expense, and occupancy and other overhead-related costs.

Restructuring Costs

    In an effort to streamline our cost structure in response to changing market conditions, we reduced our combined NetZero and Juno employee base by approximately 11% on August 1, 2001. These reductions affected 66 employees in six of our U.S. locations and resulted in severance payments to affected employees of $0.4 million in the September 2001 quarter. Also included in the reductions were 27 employees at our RocketCash subsidiary, which was sold in a transaction that closed on August 1, 2001. These employees remained with RocketCash under its new ownership.

    In addition to the reductions discussed above, we further reduced our employee base by approximately 9% immediately following the close of the Merger on September 25, 2001. These reductions affected 48 employees at our Juno subsidiary and resulted in severance and termination benefit payments of $4.3 million, of which $2.3 million had been paid as of September 30, 2001.

    We anticipate incurring further restructuring related costs over the next several quarters as we further streamline the operations of NetZero and Juno and realize the operating synergies of the Merger.

Amortization of Goodwill and Other Intangible Assets

    Amortization of goodwill and other intangible assets includes amortization of goodwill, acquired customers, purchased technologies and other identifiable intangible assets associated with our various acquisitions. At September 30, 2001, we had approximately $10.2 million in goodwill and $60.8 million in intangible assets primarily resulting from our acquisition of Juno on September 25, 2001. We expect to incur significant amortization expense in connection with these assets in future periods.

    During the March 2001 quarter, NetZero determined that the carrying value of goodwill and other intangible assets recorded in connection with several acquisitions and certain other assets was impaired. A write-down of goodwill and other intangible assets totaling $48.6 million was recorded during the third quarter of fiscal 2001, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. The write-down consisted of $33.5 million for goodwill and $15.1 million for other acquired intangible assets and other assets. No write-down of goodwill or other acquired intangible assets was recorded during the three months ended September 30, 2001.

Stock-Based Charges

    In connection with the grant of stock options and restricted stock to employees, the imposition of restrictions on shares of stock held by founders, the issuance of restricted shares of stock in connection with our recent acquisitions and the issuance of warrants in connection with various marketing programs, we recorded deferred stock-based charges, which are being amortized over the vesting period of the applicable shares.

Inflation

    We do not currently anticipate that inflation will have a material impact on our results of operations.

Consolidated Results of Operations

    The consolidated results of operations for the quarter ended September 30, 2001 reflect the financial results of NetZero, as predecessor to United Online, and the results of Juno subsequent to the closing of the Merger. As a result, the results of operations do not reflect the significant amortization expense that will be incurred as a result of the Merger. The following tables set forth, for the periods presented, selected unaudited consolidated statements of operations data in dollars and as a percentage of net revenues:

	Three Months Ended September 30,
	2001	2000
Billable services	$7,663	$433
Advertising and commerce	6,445	16,033

Total revenues	14,108	16,466
Operating expenses:
Cost of billable services	8,277	171
Cost of free services	13,256	18,477
Sales and marketing	3,939	14,005
Product development	4,663	4,971
General and administrative	8,013	7,403
Amortization of intangibles	101	3,818
Restructuring	360	—

Total operating expenses	38,609	48,845
Loss from operations	(24,499)	(32,379)
Interest income, net	1,358	3,553
Other income (expense), net	1,007	(39)

Net loss	$(22,136)	$(28,865)

	Three Months Ended September 30,
	2001	2000
Billable services	54%	3%
Advertising and commerce	46	97

Total revenues	100	100
Operating expenses:
Cost of billable services	59	1
Cost of free services	94	113
Sales and marketing	28	85
Product development	33	30
General and administrative	57	45
Amortization of intangibles	1	23
Restructuring	2	—

Total operating expenses	274	297
Loss from operations	(174)	(197)
Interest income, net	10	22
Other income (expense), net	7	—

Net loss	(157)%	(175)%

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Revenues.

Billable Services

    Billable services revenues for the three months ended September 30, 2001 were $7.7 million, which represented an increase of $7.2 million from $0.4 million for the three-months ended September 30, 2000. The increase in revenues resulted from ongoing growth in subscribers to the NetZero Platinum billable service plan launched during the quarter ended March 31, 2001.

Advertising and Commerce

    Advertising and commerce revenues for the three months ended September 30, 2001 were $6.4 million, which represented a decrease of $9.6 million, or 60%, from $16.0 million for the three months ended September 30, 2000. The decrease in revenues is attributable to the termination of a start page agreement with LookSmart Ltd. in January 2001, a decrease in revenues from the ad banner window, overall softness in the online advertising market including significant declines in advertising rates and the termination of a sponsorship agreement with Cisco Systems in August 2001.

Cost of Billable Services.

    Cost of billable services for the three months ended September 30, 2001 was $8.3 million, which represented an increase of $8.1 million from $0.2 million for the three months ended September 30, 2000. The increase in cost of billable services resulted from the launch of the NetZero Platinum billable service plan during the quarter ended March 31, 2001.

Cost of Free Services.

    Cost of free services for the three months ended September 30, 2001 was $13.3 million, which represented a decrease of $5.2 million, or 28%, from $18.5 million for the three months ended

September 30, 2000. The decrease in cost of free services is due to a decrease in average monthly usage for free Internet users as a result of usage limitations imposed on these users beginning in the March 2001 quarter, a decrease in the average hourly cost of telecommunications services purchased, and a decrease in customer support costs for free users. These decreases were partially offset by an increase in the number of active free users.

Sales and Marketing.

    Sales and marketing expenses for the three months ended September 30, 2001 were $3.9 million, which represented a decrease of $10.1 million, or 72%, from $14.0 million for the three months ended September 30, 2000. The decrease in sales and marketing expense was a result of a $8.1 million decrease in marketing and promotion expenses related to television advertising, a decrease of $1.5 million in stock-based charges, and a $0.4 million decrease in salary and personnel-related expenses. Salary and personnel-related costs decreased as a result of workforce reductions that were made on August 1, 2001. Stock-based charges decreased as a result of the sale of substantially all of the assets of RocketCash on August 1, 2001 and the termination of a CD distribution agreement in the June 2001 quarter.

Product Development.

    Product development expenses for the three months ended September 30, 2001 were $4.7 million, which represented a decrease of $0.3 million, or 6%, from $5.0 million for the three months ended September 30, 2000. The decrease was due to a decrease in salary and personnel related costs, a decrease in stock-based charges and a decrease in consulting expenses, partially offset by an increase in repairs and maintenance expenses. Stock-based charges decreased due to the sale of substantially all of the assets of RocketCash on August 1, 2001.

General and Administrative.

    General and administrative expenses for the three months ended September 30, 2001 were $8.0 million, which represented an increase of $0.6 million, or 8%, from $7.4 million for the three months ended September 30, 2000. The increase was due to an increase in salary and personnel related costs of $1.7 million and an increase in consulting costs of $0.4 million, partially offset by a decrease in stock-based charges of $1.6 million. The increase in salary and personnel related costs was primarily the result of additional salary and personnel related costs incurred in connection with the closing of the Merger and annual pay increases to administrative personnel. Consulting costs increased as a result of the use of outside consultants in connection with the integration of NetZero's and Juno's operations. Stock-based charges decreased due to the sale of substantially all of the assets of RocketCash on August 1, 2001.

Amortization of Goodwill and Other Intangible Assets.

    Amortization of goodwill and other intangible assets for the three months ended September 30, 2001 and 2000 was $0.1 million and $3.8 million, respectively. The decrease was due to the write-down of goodwill and intangible assets totaling $48.6 million that was recorded during the March 2001 quarter, which reflected the amount by which the carrying amount of the intangible assets exceeded their respective fair values. The write-down consisted of $33.5 million for goodwill and $15.1 million for other acquired intangible assets and other assets.

Restructuring Costs.

    In an effort to streamline our cost structure in response to changing market conditions, we reduced our combined NetZero and Juno employee base by approximately 11% on August 1, 2001. These reductions affected 66 employees in six of our U.S. locations and resulted in severance payments to affected employees of $0.4 million in the September 2001 quarter. Also included in the reductions were 27 employees at our RocketCash subsidiary, which was sold in a transaction that closed on August 1, 2001. These employees remained with RocketCash under its new ownership.

Interest Income, Net.

    Interest income consists of earnings on our cash and cash equivalents, short-term investments and restricted cash. Interest expense consists primarily of interest expense on capital leases and notes payable. Interest income, net for the three months ended September 30, 2001 was $1.4 million, which represented a decrease of $2.2 million from net interest income of $3.6 million for the three months ended September 30, 2000. The decrease is attributable to lower average cash and short-term investment balances and reduced interest rates.

Other Income (Expense), Net.

    During the quarter ended September 30, 2001, we sold substantially all of the assets of RocketCash and recognized a gain of approximately $1.0 million.

Income Taxes.

    As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a benefit for income taxes for the three months ended September 30, 2001 and 2000.

Liquidity and Capital Resources

    United Online was incorporated in June 2001 and, on September 25, 2001, commenced operations following the Merger of NetZero and Juno into two of our wholly owned subsidiaries. NetZero is considered the predecessor to United Online. From NetZero's inception in July 1997 to September 30, 2001, operations have been financed primarily through the sale of equity securities, net cash acquired from acquisitions, cash generated from sales of products and services and, to a lesser extent, equipment lease financing. From Juno's inception in 1996, its operations have been financed primarily from funds generated by the sale of equity securities. At September 30, 2001, we had approximately $139.7 million in cash, cash equivalents and short-term investments and approximately $4.8 million in restricted cash.

    For the three months ended September 30, 2001, net cash used for operating activities was $11.2 million consisting primarily of operating losses, a decrease in accounts payable and accrued expenses, and a gain on sale of assets, partially offset by depreciation and amortization and a reduction in restricted cash and accounts receivable. For the three months ended September 30, 2000 net cash used for operating activities was $19.4 million which consisted of operating losses, increases in other assets and accounts receivable, partially offset by depreciation and amortization, stock-based charges, a decrease in restricted cash balances that guarantee future obligations and an increase in accounts payable and accrued expenses.

    For the three months ended September 30, 2001 net cash provided by investing activities was $35.7 million of which $32.5 million represented the net cash acquired from the acquisition of Juno, $2.2 million in proceeds from short-term investments net of purchases and $1.2 million in net proceeds from the sale of assets. In the three months ended September 30, 2000, cash used for investing activities of $47.5 million consisted of the purchase of short-term investments for $43.8 million, cash paid for acquisitions, net of cash acquired of $2.1 million and capital expenditures of $1.6 million.

    Net cash used for financing activities was $2.0 million for the three months ended September 30, 2001 and related to payments on capital lease and notes payable obligations, and common stock repurchases. In the three months ended September 30, 2000 cash used for financing activities was $1.9 million and related to payments on capital lease and notes payable obligations.

    Our original business model of offering free Internet access was predicated on deriving revenues from a variety of advertising and online commerce-related arrangements. However, softness in the advertising market and reduced Internet advertising rates has resulted in declining advertising revenues. We have limited visibility as to when, or if, online advertising rates will stabilize or increase, and recognize that they may continue to decrease. We have taken steps to address our declining advertising revenues by focusing efforts on billable services and implementing restrictions designed to decrease the costs of our free services. In addition, we have implemented limitations on operating expenses, particularly with regard to our marketing expenses. We have substantially built out our network infrastructure and, in the near term, do not foresee the need for the same level of capital expenditures we have experienced in the past. In order to generate positive cash flow, we must continue to increase revenues from billable services and maintain or increase advertising revenues while controlling telecommunications costs, operating expenses and capital expenditures. Many factors will impact our ability to grow revenues including, but not limited to, the number of users who sign up for billable services, the growth or reduction in our user base, the Internet advertising market, and our ability to sell our existing products and develop new revenue generating products. We cannot assure you that our existing users or new users will sign up for one of our billable service plans. In addition, as a result of implementing limitations on our free services, we anticipate that we will lose a number of our active free users. There can be no assurance that we will be able to effectively manage our business to decrease our cash flow deficit.

    We are in the process of integrating the operations of NetZero and Juno, and, as a result, we expect to incur between $5.9 million and $7.9 million in restructuring and merger-related costs over the next several quarters. We anticipate that we will realize significant synergies in the future as a result of the integration. However, there can be no assurance that we will be able to successfully integrate the operations of NetZero and Juno and realize any such synergies.

    We have invested significantly in our network infrastructure, software licenses, furniture, fixtures and equipment and may need to make further investments in the future. The actual amount of capital expenditures will depend on the rate of growth or reduction in our user base, which is difficult to predict and could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology. We intend to use cash to fund our future operating losses, repurchase outstanding common stock on a limited basis, and, in combination with capital lease financing, fund any necessary future capital expenditures. However, we cannot assure you that lease financing will be available on favorable terms, if at all, and if it is not available, we would be required to use a greater portion of cash to fund any capital expenditures.

    We currently anticipate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next 12 months. However, if in the future we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital for a variety of reasons including, without limitation, to fund our operations, expand our marketing activities, develop new or enhance existing services or products to respond to competitive pressures or to acquire complementary services, businesses or technologies. We may need to raise additional capital through public or private financings, strategic relationships or other arrangements. This additional funding, if needed, might not be available to us on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on the business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

Recent Accounting Pronouncements

    In July 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

    In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived-intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions do not apply until the Company applies the new accounting rules. The Company will be required to implement SFAS No. 142 in the first quarter of fiscal 2003. The Company is currently evaluating the impact of SFAS No. 142.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company will apply the new accounting rule beginning July 1, 2002 and is in process of evaluating the impact of adopting SFAS No. 144.

Future results of operations may vary due to certain factors

    Our operating results may fluctuate substantially in the future as a result of a variety of factors, many of which are outside of our control, including those discussed elsewhere in this Form 10-Q. While we currently intend to limit operating expenses and to gain synergies as a result of integrating the operations of NetZero and Juno, we may increase our operating expenses and capital expenditures for a variety of reasons including, without limitation, the growth in our user base, the expansion of our sales and marketing efforts, the promotion of the United Online, NetZero and Juno brand names, the enhancement of the features and functionality of our services, the development of new services and products, cost associated with the integration of acquired companies, the upgrading of the internal network infrastructure, and pursuit of new distribution channels and the hiring of new personnel across all levels of the organization. Expenditures in each of these categories may vary significantly from period to period. While some expenses are fixed in the short-term, total operating expenses are principally determined on the basis of anticipated growth in revenues. There are risks associated with the timing and achievement of revenue targets due to a variety of factors, and there can be no assurance that revenues will increase commensurately with expenses. As a result of these and other factors, operating results may vary substantially from quarter to quarter.

    In addition, seasonal trends could affect both costs and revenues generated. To the extent that expenses depend significantly on the amount of usage by subscribers, any seasonal fluctuations in Internet usage could affect expenses and revenues during such periods of fluctuation. We anticipate that the summer and year-end vacation and holiday periods will impact user traffic levels. Moreover, the rate at which new users sign up for our service may be related to gifts or purchases of personal computers, which typically increase during the fourth calendar quarter because of the holiday season and may decline during other periods. As a result, billable subscriber registration may be subject to seasonality. However, because our business model has changed and our operating history is limited, it is difficult to accurately predict these trends and plan accordingly. Since operating expenses are based on expectations of future revenues, it is possible that seasonal fluctuations could materially and adversely affect our business, results of operations and financial condition.

    In addition to seasonality, there are several other factors that may cause our quarter-to-quarter revenues to fluctuate significantly, including demand for online advertising, changes in advertising rates, increases or decreases in the pricing of our pay services, promotional discounts, fluctuations in our user count, and termination of material contracts. These and other factors may cause significant fluctuations in our quarter-to-quarter revenues.

    The timing of implementation of limitations on our free services may impact billable subscriber registrations as well as the number of active subscribers on our free services. In October 2001, NetZero implemented additional hourly limitations on its free service. We anticipate that this will result in an increase in billable subscribers for the period in which the limitations are imposed and a decrease in free users. Any such increase or decrease, however, should not be considered as an indication of an ongoing trend.

    We have previously experienced reductions in advertising and commerce revenues from material customers and may experience additional reductions in the future. Our advertising agreement with LookSmart was terminated on January 19, 2001. After the termination of the LookSmart agreement, we experienced a significant decline in revenues derived from search functionality on our start page and we do not anticipate generating the amount of revenue from our start page that we historically experienced. In addition, we derived approximately 16% of our revenues for the quarter ended September 30, 2001 from our agreement with General Motors Corporation. While we have a long-term relationship with General Motors Corporation, they were recently provided reductions in their advertising obligations and may be provided additional reductions in the future. We can give no assurance that we will continue to derive the amount of anticipated revenues from General Motors. Historically, we have generated significant revenues from our agreement with Cisco. However this agreement was terminated by Cisco on August 31, 2001 and we do not anticipate generating revenue from Cisco beyond that date. The termination or renegotiation of material agreements, as well as the timing of orders under material agreements, may cause significant fluctuations in our quarterly advertising and commerce revenues. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to maintain or renew our material agreements or to replace such agreements with similar agreements with new customers.

RISK FACTORS

    Before deciding to invest in our Company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information in this report and our other filings with the SEC. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

Risks Associated with the Merger

We may fail to realize the anticipated benefits of the Merger.

    The Merger was completed on September 25, 2001. The success of the Merger will depend, in part, on our ability to realize the anticipated synergies from combining the businesses of NetZero and Juno. To realize the anticipated benefits of this combination, members of our management team must develop strategies and implement a business plan that, in addition to addressing the risks discussed elsewhere in this document, will:

  •
  successfully integrate each company's organizations, operations, technologies, services and customer bases;

  •
  integrate and retain advertising customers, vendors, personnel and subscribers from both companies;

  •
  successfully manage telecommunications contracts to efficiently benefit NetZero's and Juno's services;

  •
  reduce the costs associated with each company's operations; and

  •
  successfully market both companies' services.

    If we cannot achieve these objectives, the anticipated benefits of the Merger may not be realized. In particular, the anticipated cost and other synergies may not materialize, which would adversely affect our results of operations and financial condition and harm the market price of shares of our common stock.

Costs associated with the Merger.

    We have incurred approximately $12.1 million in restructuring and merger-related costs in connection with the Merger and the integration of NetZero's and Juno's operations and anticipate incurring additional costs over the next several quarters. Costs that have yet to be incurred include additional employee termination benefits, early contract termination costs, employee stay bonuses and other exit costs. While these additional costs are estimated to be between $5.9 million and $7.9 million, there can be no assurance that actual costs will not exceed estimated amounts.

Risks Associated with our Operations

We cannot predict our success because our business model is unproven and changing.

    Juno began offering email services in April 1996 and NetZero began offering Internet services in October 1998. Each company has made significant changes to its business model to address changes in the market as well as other factors. We may make additional changes to each company's business model in the future. These factors make it difficult to evaluate or predict our performance. We cannot assure you that our current business model will be successful, that we will not make significant changes to our model or that any changes we make to our model will be successful.

NetZero and Juno have a history of losses and we expect additional losses; our stock price could fall as a result of future losses and negative cash flow.

    Both NetZero and Juno have a history of losses and there is no assurance that we will ever become profitable. NetZero incurred net losses of approximately $334.5 million from its inception in July 1997 through September 30, 2001. Juno incurred net losses of approximately $191.3 million from its inception in June 1995 through September 30, 2001. We expect to continue incurring losses for the near term. Although our strategy is to increase revenues and maximize the profitability of both companies, we cannot assure you that we will be successful in doing so, or that we will achieve profitability. We may never be successful in implementing our business strategies or in addressing the risks and uncertainties facing our company. Even if we do implement these strategies and address these risks successfully, our business may never become cashflow positive or profitable. Were we to achieve profitability for any particular period, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis thereafter. If we fail to achieve and maintain profitability, the market price for our common stock would suffer.

Our business is subject to fluctuations which may negatively impact the price of our common stock.

    NetZero's and Juno's revenues, expenses and operating results have varied in the past and ours may fluctuate significantly in the future due to a variety of factors including, without limitation, fluctuations in our pay and free user base, changes in our business model and service offerings, changes in the market for Internet advertising, the effect of material contracts with advertisers and vendors and fluctuations in marketing and telecommunications expenses. In addition, our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. We cannot assure you that the expectations or projections made by our management, NetZero's management or Juno's management will be achieved by us. Furthermore, we may be unable to adjust spending quickly enough to offset any revenue shortfall, which may cause our business and financial results to suffer.

    Due to all of the above factors and the other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to fall.

Our market share and revenues will suffer if we are unable to compete effectively with established and new providers of Internet access services.

    Competition for users of Internet access services is intense. We compete for users with established online service and content providers, such as AOL Time Warner, CompuServe and The Microsoft Network; independent national Internet service providers, such as EarthLink and Prodigy; and national long-distance carriers, such as AT&T WorldNet, Verizon and MCI WorldCom. We also compete with local telephone companies and regional and local commercial Internet service providers.

    We also face competition from companies that provide broadband Internet access. We provide broadband services only on a limited scale and are currently eliminating our existing broadband services. It is uncertain whether we will expand this product offering in the near term, if ever. Our failure to develop and implement a broadband strategy will adversely impact our ability to compete for new users.

    We expect competition to continue to intensify. Many of our competitors have significantly greater resources and larger marketing budgets, more advanced features and services and lower cost structures that may allow them to profitably offer competing services at a lower price. While many of our competitors price their standard services above our standard offering price, there are other competitors with lower pricing and there is no assurance that we will be price competitive.

    There is no assurance that we will be able to successfully compete. Our inability to effectively compete could require us to make significant revisions to our strategies and business model, and would likely result in increased costs, decreased revenues and the loss of users, all of which could materially and adversely impact our business, financial position and results of operations.

Restrictions on NetZero's free service may result in significant reductions in NetZero's free user base.

    NetZero implemented additional restrictions on its free service in October 2001, including reducing the number of hours per month that a household can use the free service from 40 to approximately 15 and eliminating the free service from certain areas where telecommunications costs make the offering cost prohibitive. NetZero may reduce the number to less than 15 hours and may increase the number of areas where the free service is unavailable. As a result of these measures and other factors, NetZero has experienced a decline in its free user base and a decrease in the number of new users registering for its free service.

    These measures may adversely impact NetZero's reputation as a provider of free services and make it more difficult to recruit new free users. Since a portion of our strategy is to increase our pay user base by converting free users to pay users, reductions in our free user base may adversely impact this strategy in the long-term. There can be no assurance that these measures will not adversely impact our business.

If we are unable to grow our pay user base, we may not be able to generate revenues.

    Growth in our pay user base will be critical to our future success. Increasing our pay user base involves two components: converting our free service users to our pay service and gaining new pay users who have not previously used our free service. In each of these cases, we are competing directly with other pay service offerings and there is no assurance we will achieve success in signing up new pay users. The average cost to acquire a pay subscriber in our industry is significantly higher than we anticipate spending, and there is no assurance that we will be able to acquire new pay users at a reasonable acquisition cost. If we experience decreases in our pay user base, our business, results of operations and financial position will be adversely impacted.

    We are relying increasingly on the migration of free users to pay users as a major source of subscribers to our pay services. Since July 1998, Juno has advertised to its free users encouraging them to upgrade and NetZero initiated a similar campaign in March 2001. There is a risk that repeated exposure to their advertisements may cause their effectiveness to decline. Furthermore, to the extent that our number of active free subscribers declines, we will have a smaller pool of free subscribers to solicit, further reducing the absolute number of potential migrations to our pay services. The rate at which users of the free service upgrade to our pay services has from time to time declined and may continue to decline, which would adversely impact our ability to retain or grow our pay user base.

If we are unable to retain subscribers, our business and financial results will suffer.

    Our business and financial results are dependent on the number of subscribers to our services. Our number of active subscribers has a significant impact on our ability to attract advertisers, the number of advertising impressions we have available to sell, and on how many billable service subscribers we can potentially acquire by soliciting users of our free service. Each month, a significant number of NetZero's and Juno's billable and free service subscribers cancel their service or become inactive and the vast majority of both NetZero's and Juno's registered users are not actively using their services. This is due to competition, the imposition of limitations on free services, changes in pricing plans and other factors. In addition, there may be significant overlap between NetZero's and Juno's active free user bases, so the actual combined active user base may be less than anticipated.

    We anticipate further significant reductions in our free user base if we implement additional restrictions on our free services. We may also in the future make additional changes to the terms or prices of our billable services, which may result in additional billable subscriber attrition. If these or other factors result in the loss of a significant number of subscribers, our business and financial results will suffer. There is no assurance that we will be able to effectively retain subscribers or generate enough new subscribers to make up for lost subscribers.

Federal Trade Commission action could impact our financial results and marketing practices.

    The FTC has been investigating the advertising, billing and cancellation practices of various Internet-related companies, including Juno. As a result of this investigation, Juno and the FTC entered into a consent agreement, which was approved by the FTC on June 29, 2001, after a public comment period. The consent agreement provides for specific disclosures or notices regarding, among other things, the cost of its Internet access services, its cancellation terms, local versus long-distance charges and the possibility of redress payments, as well as the requirement to provide adequate customer support to process subscriber cancellations. We currently anticipate that the compensatory payments pursuant to the agreement will be, and has accrued a liability for, approximately $800,000, although actual compensatory payments may be greater. There can be no certainty as to what impact the FTC order, or any other action that may be taken by the FTC, will have on our business.

If we fail to generate significant revenues and derive a profit from our pay services, we may not be able to support our operations.

    Our ability to generate significant revenues from our pay services will be critical to our future success. Generating pay revenues includes both increasing our pay user base as well as maintaining or increasing our pricing. Juno has offered a variety of pricing programs and has, in certain cases, increased the pricing to certain users based on their usage. Juno's monthly prices have ranged from $4.95 to $29.95 per month. A significant number of users who have experienced price increases have discontinued their service, which adversely impacts revenues.

    Our ability to offer a value-priced pay service will be adversely impacted if subscribers to our pay service use the Internet excessively. We price our standard offering based on the expectation that users will access the Internet for only a limited number of hours each month. If the average monthly usage for our pay subscribers exceeds our expectations, or if our average hourly telecommunications cost increases, we may not be able to operate our value priced pay service profitably. We may have to impose hourly limits on our pay services or increase our standard pricing, either of which could adversely impact our ability to attract and retain users to our pay services or compete effectively.

If we fail to generate sufficient advertising revenues, we may not be able to support our operations.

    Advertising revenues are intended to be an important component of our strategy and revenue base going forward. Our revenues from advertising have, from time to time, decreased from quarter to quarter due to a variety of factors, including the deterioration of the online advertising market and the decrease in capital available to Internet companies. We have experienced a number of situations where our advertising arrangements are terminated early, are not renewed, are renewed at significantly lower rates or are repriced during the term of the arrangement. Our success may depend on our ability to effectively target users based on demographic and other information. We may encounter technical, legal and other limitations on this ability.

    Competition for Internet-based advertising revenues is intense and the demand for advertising space has been declining. These and other factors are causing Internet advertising rates to decline, and it is possible that rates will continue to decline in the future. Many of our advertising competitors have longer operating histories, greater name recognition, larger user bases, significantly greater financial, technical, sales, development and marketing resources and more established relationships with advertisers than we do. We must also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium.

    In light of these factors, there can be no assurance that we will be able to maintain or grow advertising revenues.

If we are unable to successfully integrate acquisitions into our operations, then we may not realize the benefits associated with such acquisitions and our financial condition and results of operations may be adversely affected.

    We may acquire other companies or undertake other business combinations that can complement our current or planned business activities. We are currently evaluating the possibility of acquiring and integrating additional Internet service providers offering pay services. Acquisitions may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring a business involves many risks, including:

  •
  disruption of our ongoing business and diversion of resources and management time;

  •
  unforeseen obligations or liabilities;

  •
  difficulty assimilating the acquired operations and personnel;

  •
  risks of entering markets in which we have little or no direct prior experience;

  •
  potential impairment of relationships with employees or users as a result of changes in management; and

  •
  potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets.

    There can be no assurance that we will make any further acquisitions, that we will be able to obtain additional financing for such acquisitions, if necessary, or that any acquisitions will be successful.

We may not realize the benefits associated with our intangible assets.

    We also may not realize the benefits associated with our intangible assets, including those associated with acquisitions. For example, as of December 31, 2000, NetZero had approximately $55.0 million in intangible assets recorded on its balance sheet, which primarily included goodwill and acquired technologies associated with acquisitions. During the quarter ended March 31, 2001, NetZero determined the carrying value of these assets was impaired using the undiscounted cash flow method and the market comparison method. An impairment charge relating to goodwill, intangible assets and other assets totaling approximately $48.6 million was recorded during the quarter, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. The impairment consisted of approximately $33.5 million for goodwill and approximately $15.1 million for other acquired intangible assets and other assets. There can be no assurance that we will not experience similar impairment losses related to the Merger or other acquisitions in the future. Any such loss could adversely and materially impact our results of operations and financial condition.

The provision of full Internet access for free creates substantial risks.

    We face numerous costs, operational and legal risks, and other uncertainties associated with our provision of free Internet access to consumers. These risks include risks that our paying subscribers will cancel their subscription and switch to our free service and risks that the number of hours our free service users use, and the costs of providing the service, will not decrease, and may increase.

    If the number of our subscribers who remain on, or return to, the free service is significant, our business and financial results may suffer. As users of the service spend more time connected, the costs we incur to provide the service increase. If aggregate hours of connection time associated with our free services increase or do not continue to decline, our business and financial results may suffer.

We may not be able to grow or retain our user base if we are unsuccessful in maintaining our brands and marketing our services.

    If we are unsuccessful in maintaining and continuing to market the NetZero and Juno brands, we may not be able to grow or retain our user base. Promotion of our brands will depend on our success in providing high-quality Internet products and services. If our users and advertisers do not perceive our existing products and services as high quality, or if we introduce new products or services or enter into new business ventures that are not favorably received by our users and advertisers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace.

    We expect that we will reduce our marketing expenditures in the near term. Any marketing activities we do engage in may be insufficient to increase or maintain the size of our subscriber base and may be insufficient to develop or maintain awareness of our services. NetZero and Juno have relied on a variety of cash-intensive subscriber acquisition activities in the past, including the distribution of CDs, the acquisition of competitors, fee-based referral agreements and extensive advertising. These activities may be curtailed in the future, although there is no assurance that subscriber acquisition costs will decrease. If we incur costs in implementing marketing campaigns without generating sufficient new subscribers to our services, or if capital limitations or other factors prevent us from implementing marketing campaigns, or if marketing campaigns undertaken by competitors cause attrition in our subscriber base, our business and financial results will suffer.

Our advertising and commerce revenues would significantly decrease if we lose key marketing and advertising relationships.

    We have entered into a number of strategic marketing alliances with third parties. The number of terminations or nonrenewals of various types of advertising contracts by our partners has increased. In particular, Internet companies have scaled back the resources devoted to advertising. In light of the concentration of our advertisers within the Internet industry, we expect that we will continue to experience a significant number of terminations or nonrenewals in the future.

    A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. Each of NetZero and Juno have previously experienced reductions in revenues from material customers. For example, LookSmart, General Motors and Cisco have been material customers of NetZero. The LookSmart agreement was terminated in January 2001 and the Cisco agreement was terminated in August 2001. NetZero was not able to replace either agreement with a comparable arrangement. While the relationship with General Motors Corporation is long-term, they were recently provided reductions in their advertising obligations and may be provided additional reductions in the future. We can give no assurance that we will continue to derive the amount of anticipated revenues from General Motors.

    The termination or renegotiation of significant agreements, as well as the timing of orders under such agreements, has caused, and may in the future cause, significant fluctuations in our quarterly results. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

Our business is dependent on a small number of telecommunications carriers and our inability to maintain agreements at attractive rates with such carriers may negatively impact our business.

    Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network services we require. Several vendors have experienced significant financial difficulties and may be unable to perform satisfactorily. Certain of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors, and could choose to grant those competitors preferential network access or pricing. Many of our telecommunications providers compete, or have announced an intention to compete, with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all.

    Our margins are highly sensitive to variations in prices for the telecommunications services we purchase. Our business could be harmed if minimum connection charges increase or become more prevalent. In addition, the availability and pricing of telecommunications services varies geographically, and we may not be able to obtain new or substitute telecommunications services in certain geographic areas on commercially reasonable terms, if at all.

Our business will suffer if the scope or quality of service from our telecommunications carriers is inadequate.

    If our third-party telecommunications service providers deliver unacceptable service, the quality of our Internet access service would suffer. In this event, we would likely lose users who are dissatisfied with our service. Since we do not have direct control over our telecommunications carriers' network reliability and the quality of their service, there can be no assurance that we will be able to provide consistently reliable Internet access for our users.

    We do not offer Internet access in all areas. Many potential subscribers may be unable to access our services through a point of presence that is within their local calling area. These subscribers may be particularly reluctant to use our service to access the Web, either through our free service or through a billable service, due to the telecommunications charges that they would incur. We cannot be sure if or when additional infrastructure developments by our telecommunications providers will establish points of presence that cover these areas at costs acceptable to us.

If we fail to manage our telecommunications or our internal network capacities, our service levels may suffer or we may experience increased per-user costs.

    We will have to accurately anticipate our future telecommunications capacity needs within lead-time requirements. If we fail to procure sufficient quantities of telecommunications services, we may be unable to provide our users with acceptable service levels. We also run the risk of purchasing excessive amounts of telecommunications services. In that event, we would be required to bear the costs of excess telecommunications capacity without commensurate increases in revenues or subscriber usage. NetZero and Juno have recently experienced decreases in telecommunications usage in excess of the amounts anticipated when entering into certain agreements for telecommunications services. This has resulted in significant excess capacity in the near term, which may result in increased costs per user on an hourly basis if we are not able to implement the synergies contemplated by the Merger. Our failure to effectively manage telecommunications costs would likely have a material adverse effect on our business, results of operations, financial position and cash flow.

    In addition, we may from time to time experience increases in our telecommunications usage, which exceed our then-available telecommunications capacity and the capacity of our internal servers. As a result, users may be unable to register or log on to our service, may experience a general slow-down in their Internet access or may be disconnected from their sessions. Excessive user demand could also result in system failures of our internal server networks, which would prevent us from generating advertising revenues. Inaccessibility, interruptions or other limitations on the ability to access our service due to excessive user demand, or any failure of our servers to handle user traffic, could have a material adverse effect on our reputation and our revenues.

We may not successfully develop and market new products in a timely or cost-effective manner; our new products may not be accepted by consumers or advertisers.

    We may not be able to compete effectively if we are not able to adapt to changes in technology and industry standards, and to develop and introduce new and enhanced products and service offerings. New products may be dependent on our obtaining needed technology from third parties. We also believe that our ability to compete successfully will also depend upon the continued compatibility of our services with products offered by various vendors.

    If we are unable to respond in a timely manner to technological advances, we may not be able to compete effectively for users, which could cause our revenues to decrease. We have expended, and may in the future expend, significant resources developing and implementing new products. Product development involves a number of uncertainties, including unanticipated delays and expenses. New products may have technological problems or may not be accepted by our users or advertisers. Several of the new products we have offered, or intend to offer, are intended to generate additional revenues for us. There is no assurance that such products will provide us with any meaningful revenue. In particular, the expansion of a broadband service offering, including a cable offering, could result in significant expenses without a commensurate increase in revenues.

We may not be able to compete effectively if we are not able to protect our proprietary rights.

    If we are not able to protect our proprietary rights, we may not be able to compete effectively. We principally rely upon patent, copyright, trade secret and contract laws to protect our proprietary technology. We cannot be certain that we have taken adequate steps to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. In addition, since we provide our Internet access software for free, we are extremely susceptible to various forms of unauthorized use of our software. These actions could adversely affect our brand names.

    In addition, both Juno and NetZero have engaged in lawsuits and expended significant resources attempting to enforce their proprietary rights. We may attempt to enforce our proprietary rights in the future which could result in significant costs without a corresponding economic or competitive benefit.

We may incur substantial costs and diversion of management resources if we are accused of infringing upon the proprietary rights of others.

    Third parties may assert claims against us for infringement of their proprietary rights and these claims may be successful. In addition, a number of third-party owners of patents have claimed to hold patents that cover various forms of online transactions or online technology. As with other online service providers, patent claims could be asserted against us based upon our services or technologies. NetZero and Juno have had claims asserted against them in the past although they do not believe that any claims to date are material to their businesses.

    We could incur substantial costs and diversion of management resources in the defense of any claims relating to proprietary rights. Parties making these claims could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to use our products in the United States or abroad. If a third party asserts a claim relating to proprietary technology or information against us, we may seek licenses to the intellectual property from the third party. We cannot be certain, however, that third parties will extend licenses to us on commercially reasonable terms, or at all. If we fail to obtain the necessary licenses or other rights, it could materially and adversely affect our ability to operate our business.

A security breach, virus or inappropriate use by Internet users could disrupt our service.

    The future success of our business will depend on the security of our network and, in part, on the security of the network infrastructures of our third-party telecommunications service providers. In addition, the sending of "spam" through our network could result in third parties asserting claims against us. Unauthorized or inappropriate access to our computer systems, including by current or former employees, could potentially jeopardize the security of confidential information, including credit card information, and that could cause losses to us or our users. Users or third parties may also potentially expose us to liability by "identity theft." Users or others may assert claims of liability against us as a result of any failure by us to prevent these network malfunctions and security breaches. Although we intend to use industry-standard security measures, such measures have been circumvented in the past, and we cannot assure you that these measures will not be circumvented in the future. We also cannot assure you that the security measures of our third-party network providers, providers of billing or customer services or other vendors will be adequate. In addition to potential legal liability as a result of computer viruses or other inappropriate uses or security breaches, we may have to interrupt, delay, or temporarily cease service to our users, which could have a material adverse effect on our revenues and could also result in increased user turnover.

If our software or hardware contains errors, or if we encounter difficulties integrating our systems and technologies, our business could be seriously harmed.

    The software and hardware used to operate and provide our services is complex and may contain undetected errors or failures. We have in the past encountered, and may in the future encounter, errors in the software or hardware used to operate our business and provide our services. This has resulted in, and may in the future result in, a number of adverse consequences, which have included or may include:

  •
  users being disconnected from our service or being unable to access our service;

  •
  loss of data or revenue;

  •
  injury to reputation; and

  •
  diversion of development resources.

    We have experienced some technical and customer support issues associated with our products and software releases. These issues have resulted in users discontinuing our service and have adversely impacted our revenues. A number of NetZero's and Juno's material technologies and systems, including their software client systems, billing systems, ad-serving technologies and customer relationship management systems, are based on different platforms or are sourced from different vendors. To the extent we attempt to integrate these technologies and systems, we may experience a number of difficulties, errors, failures and unanticipated costs. In addition, virtually every aspect of NetZero's internal operations is dependent upon software provided by Oracle and any significant failure of this software could materially and adversely affect our business. We cannot assure you that we will not experience significant problems in the future.

We are dependent on third parties for technical and customer service support and our business may suffer if they are unable to provide these services, cannot expand to meet our needs, or terminate their relationships with us.

    Our business and financial results depend, in part, on the availability and quality of live technical and customer service support services. We outsource most of these functions from ClientLogic Corporation and Convergys Corporation. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that these companies become unable or unwilling to offer these services to us. At times, Juno's subscribers have experienced lengthy waiting periods to reach representatives trained to provide the technical or customer support they require. Maintaining desired customer support levels may require significantly more support personnel than are currently available to us, or significantly greater expense than we feel it is appropriate, or than we are able, to incur. If our relationships with ClientLogic and Convergys terminate and we are unable to enter into a comparable arrangement with a replacement vendor, if our current vendors are unable to provide the quality and quantity of service required, or if we are unable to develop internally the additional customer service and technical support capacity we expect to need, our business and financial results will suffer.

We are dependent on third-party vendors and software to accurately bill subscribers to our various pay services.

    The operation of our pay services requires the accurate operation of billing system software by us, the provision of services by third-party vendors and our development of policies designed to reduce the incidence of credit card fraud and other forms of uncollectible "chargebacks." We have experienced problems with third-party billing vendors in the past. If we encounter significant difficulties with these vendors or the operation of these systems, or if errors, defects or malfunctions occur in the operation of these systems, this could result in erroneous overcharges to customers or in the under-collection of revenue, either of which could hurt our business and financial results.

We cannot predict our future capital needs and we may not be able to secure additional financing.

    Because we expect to continue to incur substantial losses for the foreseeable future, we may need to raise substantial additional funds in the future to fund our operations. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or not available when required in sufficient amounts or on acceptable terms, we may not be able to devote sufficient cash resources to continue to provide our services in their current form, acquire additional subscribers, enhance or expand our services, respond to competitive pressures or take advantage of perceived opportunities, and our business and financial results may suffer, or we could be forced to cease our operations entirely. In light of our historical and expected losses, we are unlikely to be able to raise significant additional funds through the incurrence of indebtedness. If additional funds are raised by our issuing debt, we may be subject to limitations on our operations.

If we are unable to successfully defend against legal actions against us, we could face substantial liabilities.

    NetZero and Juno are currently parties to pending legal actions against them which are discussed in detail in Item I of Part II. Defending against these lawsuits may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may continue to subject us to significant litigation and costs in the future.

Our business could be shut down or severely impacted if a natural disaster occurs.

    Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fire, earthquakes, power loss, telecommunications failures, and similar events. NetZero has experienced situations where power loss and telecommunications failures have adversely impacted service, although to date such failures have not been material to its operations. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our headquarters in Westlake Village and at facilities in Los Angeles and San Jose, California; Sterling, Virginia; Cambridge, Massachusetts; and Jersey City, New Jersey. A natural disaster or other unanticipated problems at our headquarters or at a network hub, or within a third-party network provider's network, could cause interruptions in the services that we provide. Our systems are not fully redundant. Furthermore, we do not currently have any business disruption insurance. Any prolonged disruption of our services due to system failure could result in user turnover and decreased revenues.

Our ability to operate our business could be seriously harmed if we lose members of our senior management team and other key employees.

    Our business is largely dependent on the personal efforts and abilities of our senior management and other key personnel, particularly Mark Goldston, our chairman, chief executive officer and president. Any of our officers or employees can terminate his or her employment relationship at any time. The loss of these key employees or our inability to attract or retain other qualified employees could seriously harm our business and prospects. We do not carry key man life insurance on any of our employees.

We will not be able to grow our business if we are not able to retain or hire additional personnel.

    Our future success also depends on our ability to attract, retain and motivate highly skilled technical, managerial, editorial, merchandising, sales, marketing and user service personnel. Competition for such personnel is intense, particularly in the Internet and high technology industry. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. In addition, the Merger may cause many employees to leave the company, many of whom may be integral to our integration efforts. If we cannot retain those employees who are key to the integration of the businesses of NetZero and Juno, our operations and integration efforts could be adversely affected.

    Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources. There can be no assurance that we will be able to identify and hire adequate replacement staff promptly, or at all. Both Juno and NetZero have engaged in significant staffing reductions and it is anticipated that additional staffing reductions will take place. These reductions may make it more difficult for us to integrate the businesses of NetZero and Juno, manage existing, or establish new, relationships with advertisers, vendors and other parties, or to integrate, expand and improve our service offerings. Thus, our business and financial results could suffer as a result of the staff reductions undertaken to date and from any future staff reductions and attrition that might occur.

Changes in government regulation of the provision of Internet services could decrease our revenues and increase our costs.

    Changes in the regulatory environment regarding the Internet could decrease our revenues and increase our costs. As a provider of Internet access services, we are not currently subject to direct regulation by the Federal Communications Commission. However, some telecommunications carriers have sought to have communications over the Internet regulated by the FCC in the same manner as other more traditional telecommunications services. Local telephone carriers have also petitioned the FCC to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers and some developments suggest that they may be successful in obtaining the treatment they seek. In addition, we operate our services throughout the United States, and regulatory authorities at the state level may seek to regulate aspects of our activities as telecommunications services. As a result, we could become subject to FCC and state regulation as Internet services and telecommunications services converge.

Changes in, or interpretations of, laws regarding consumer protection could subject us to liability or cause us to change our practices.

    Consumer protection laws and enforcement actions regarding advertising and user privacy, especially relating to children, are becoming more prevalent. The FTC has conducted investigations into the privacy practices of companies that collect information about individuals on the Internet and has also investigated a variety of Internet service providers, including Juno, in connection with marketing and disclosure practices. Various state agencies as well as individuals have also asserted claims against, or instituted inquiries into, Internet service providers, including Juno, in connection with marketing and disclosure practices. There is no assurance that our services and business practices, or changes to our services and business practices, will not subject us to claims and liability. The enactment of any additional laws or regulations in this area, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could cause our business to suffer.

We could be exposed to liability for defamation, negligence and infringement.

    Because users download and redistribute materials that are cached or replicated by us in connection with our Internet services, claims could be made against us for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of such materials. While we have attempted to obtain safe harbor protection against claims of copyright infringement under the Digital Millennium Copyright Act of 1998, there can be no guarantee that we will prevail in any such claims. We also could be exposed to liability because of third-party content that may be accessible through our services, including links to Web sites maintained by our users or other third parties, or posted directly to our Web site and subsequently retrieved by a third party through our services.

Seasonal trends in Internet usage and advertising sales may negatively affect our business.

    Seasonal trends could affect the advertising revenues we generate from operating our Internet services. To the extent that our advertising revenues depend on the amount of usage by our users, seasonal fluctuations in Internet usage could affect our advertising revenues during these periods of fluctuation. In addition, the rate at which new users sign up for our services may be lower during certain seasons and holiday periods. Because our operating history is so limited, it is difficult for us to accurately predict these trends and plan accordingly. Since our operating expenses are based on our expectations of future revenues, it is possible that seasonal fluctuations could materially and adversely affect our revenues and our operating results.

Risks Related to the Market for Our Common Stock

NetZero's and Juno's stock prices have been highly volatile; our stock price may be highly volatile and may cause limitations on the trading market for our stock.

    The market price of NetZero's and Juno's common stock fluctuated significantly in the past, and the market price of our common stock is likely to be volatile with extreme volume fluctuations. The Nasdaq National Market, where most publicly held Internet companies are traded, has experienced substantial price and volume fluctuations. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance, and for this or other reasons we could continue to suffer significant declines in the market price of our common stock.

Future sales of our common stock may negatively affect our stock price.

    Approximately 39 million shares are currently outstanding and available for resale, subject to volume and manner of sale limitations applicable to affiliates under Rule 145. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

We may issue common stock resulting in dilution to our stockholders, and the dilutive effect of these issuances would increase to the extent that our stock price declines.

    Juno entered into a number of relationships in which it may use its common stock to compensate third parties for services, including subscriber referral services, and we may enter into additional such relationships in the future. If the price of our common stock should decline, our electing to pay with common stock would entail issuing a relatively larger number of shares, increasing the dilutive effect on our stockholders, and potentially impairing our ability to execute financing transactions. Additionally, the third parties to whom we issue common stock will generally have registration rights that require us to register these shares of common stock for resale in the public markets. The market price of our common stock could decline as a result of sales of these shares in the market, or the perception that such sales could occur. If we raise additional funds, acquire assets, or obtain goods or services through the issuance of equity securities, stockholders may experience significant dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock. The dilutive effect of these issuances will be increased to the extent our share price declines.

Our directors will have the ability to exercise significant influence over us.

    Our executive officers, directors, and persons and entities affiliated with our executive officers or directors, own in the aggregate approximately 20% of our outstanding common stock. As a result of this concentration of ownership, our executive officers and directors will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of the Company which may adversely impact stockholders by preventing them from realizing a premium price for their stock in connection with a sale of the Company.

We have anti-takeover provisions which may make it difficult for a third party to acquire us.

    Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders because of a premium price offered by a potential acquiror.

We do not plan to pay dividends in the foreseeable future and, as a result, you will need to sell your shares in order to realize a near-term return on your investment.

    We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Consequently, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any.

ITEM 3.  QUANTATATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

    We maintain a short-term investment portfolio consisting of A1 and P1 commercial paper, U.S. Government or U.S. Government Agency obligations and money market funds. Increases and decreases in short-term interest rates could have a material impact on interest income from our investment portfolio.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Each of Juno and NetZero are involved in disputes and litigation in the ordinary course of business, as well as the particular matters described below. In the opinion of management, the amount, and ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations or cash flows.

    In June 2000, Juno entered into a subscriber referral agreement with Freewwweb, a provider of free Web access that had elected to cease operations. Because Freewwweb and its affiliates had sought the protection of Chapter 11 of the Bankruptcy Code, this agreement was subject to approval by the U.S. Bankruptcy Court for the Southern District of New York. On July 19, 2000, the Bankruptcy Court granted Freewwweb's motion to approve the agreement. Thereafter, Juno began the subscriber referral process, which included Freewwweb's voluntary delivery to Juno of a computer file containing its subscribers' e-mail addresses and passwords in order to enable Juno to provide e-mail forwarding services to any former Freewwweb subscribers who chose to sign up for Juno. On August 1, 2000, Freewwweb and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million solely as a result of the delivery to Juno of this file. Freewwweb's assertion is based on the premise that Juno should pay a subscriber referral fee for every former Freewwweb subscriber whose e-mail address and password was contained in the file, rather than, as stipulated in the agreement approved by the Bankruptcy Court, the significantly smaller number of former Freewwweb subscribers who actually created a new Juno account and used such account to access the Web for at least a specified minimum amount of time in a specified qualification period. Juno believes that Freewwweb's assertions are entirely without merit, that Freewwweb is not entitled to the additional consideration it seeks and that the likelihood that Freewwweb will be awarded any material compensation is remote. Juno has commenced a proceeding with the Bankruptcy Court requesting a ruling on this issue, and is seeking unspecified monetary damages against Freewwweb. Juno intends to defend its interests vigorously in this matter.

    In April 2001, NetZero and certain of its officers and directors were served with a complaint(1) alleging violations of the federal securities laws. A number of other complaints(2) have since been filed and/or served containing similar allegations. These complaints were brought as purported shareholder class actions under Sections 11 and 15 of the Securities Act of 1933. The complaints generally allege that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (a) the underwriters of NetZero's initial public offering had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with initial public offering; and (b) the underwriters had entered into agreements with customers whereby they agreed to allocate NetZero shares to those customers in the initial public offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. The defendant underwriters include Goldman, Sachs and Co., as the lead underwriter in the offering, as well as Banc Boston Robertson Stephens Inc. and Salomon Smith Barney Inc. The complaints generally seek unspecified monetary and rescissionary damages.

(1)
Bernstein v. NetZero, Inc. et al., United States District Court for the Southern District of New York Case No. 01 CV 3358 (filed April 20. 2001).
(2)
Greenbaum v. NetZero, Inc. et al., United States District Court for the Southern District of New York Case No 01 CV 3528 (filed April 26, 2001); Doner v. NetZero, Inc. et al., United States District Court for the Southern District of New York Case No 01 CV 3534 (filed April 26, 2001); Sanders v. NetZero. Inc. et al., United States District Court for the Southern District of New York Case No. 01 CV 3844 (filed May 6, 2001); Peterson v. NetZero, Inc. et al., United States District Court for the Southern District of New York Case No. 01 CV 3948 (filed May 9, 2001); Williams v. NetZero, Inc. et al., United States District Court for the Southern District of New York Case No 01 CV 4309 (filed May 21, 2001); Grubin v. NetZero, Inc. et al., United States District Court for the Southern District of New York Case No 01 CV 4405 (filed May 22, 2001); Bernstein v. NetZero, Inc. et al., United States District Court for the Southern District of New York Case No 01 CV 4434 (filed May 23, 2001).

    The complaints listed herein are the only complaints in this matter that we are aware of that have been filed to date. There may be additional complaints containing similar allegations that have been filed that we are not aware of and there may be similar complaints filed in the future. We anticipate that the complaints that have not yet been served on NetZero will be served in the near future. We believe that the allegations are without merit and we intend to defend the actions vigorously.

    The pending lawsuits involve complex questions of fact and law and likely will require the expenditure of significant funds and the diversion of other resources to defend. Although we believe the outcome of outstanding legal proceedings, claims and litigation will not have a material adverse effect on our business, results of operations or financial condition, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

No.	Exhibit
3.1*	Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws
10.1	Amended and Restated Registration Rights Agreement
10.2	Lease Agreement between Westlake Gardens and NetZero, Inc.
10.3	2001 Employee Stock Purchase Plan
10.4	2001 Stock Incentive Plan
10.5	2001 Supplemental Stock Incentive Plan
10.6	Employment Agreement between the Registrant and Mark R. Goldston
10.7	Amendment to Employment Agreement between the Registrant and Mark R. Goldston
10.8	Stock Pledge Agreement between Registrant and Mark R. Goldston
10.9	Note Secured by Stock Pledge Agreement made by Mark R. Goldston in favor of Registrant
10.10	Employment Agreement between the Registrant and Charles S. Hilliard
10.11	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard
10.12	Stock Pledge Agreement between Registrant and Charles S. Hilliard

10.13	Note Secured by Stock Pledge Agreement made by Charles S. Hilliard in favor of Registrant
10.14	Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.15	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.16	Employment Agreement between the Registrant and Brian Woods
10.17	Amendment to Employment Agreement between the Registrant and Brian Woods

  *
  Incorporated by reference from the exhibits to the Form 8-K filed by Registrant with the SEC on October 1, 2001 (File No. 333-63704).

  (b)
  Reports on Form 8-K.

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ONLINE, INC. (REGISTRANT)
	By:	/s/ CHARLES S. HILLIARD Charles S. Hilliard Executive Vice President, Finance and Chief Financial Officer
Dated: November 14, 2001	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Vice President, Finance and Treasurer Chief Accounting Officer

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
UNITED ONLINE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
UNITED ONLINE, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
UNITED ONLINE, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
UNITED ONLINE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
  ITEM 3. QUANTATATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES