Form 10-Q
period 2001-12-31
UNITED ONLINE INC
filed 2002-02-14
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 333-63704

UNITED ONLINE, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0575839
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
2555 Townsgate Road, Westlake Village, California (Address of principal executive office)	91361 (Zip Code)

(805) 418-2000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        There were 39,916,300 shares of the registrant's common stock outstanding as of February 1, 2002

         In this document, "United Online," the "Company," "we," "us" and "our" collectively refers to United Online, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

UNITED ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,347,000	$60,087,000
Short-term investments	65,434,000	59,129,000
Restricted cash	4,374,000	13,524,000
Accounts receivable, net of allowance for doubtful accounts of $395,000 and $354,000 at December 31, 2001 and June 30, 2001	11,705,000	9,027,000
Other current assets	3,410,000	5,823,000

Total current assets	145,270,000	147,590,000
Property and equipment, net	25,583,000	28,877,000
Restricted cash	2,253,000	2,253,000
Goodwill	9,402,000	—
Intangible assets	56,652,000	1,466,000
Other assets	3,473,000	3,677,000

Total assets	$242,633,000	$183,863,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,066,000	$24,870,000
Accrued liabilities	10,708,000	5,756,000
Deferred revenue	17,409,000	4,404,000
Current portion of notes payable	191,000	1,710,000
Current portion of capital leases	5,071,000	4,852,000

Total current liabilities	57,445,000	41,592,000
Notes payable, less current portion	—	433,000
Capital leases, less current portion	748,000	2,881,000
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock	4,000	3,000
Treasury stock	(1,058,000)	—
Additional paid-in capital	539,035,000	460,991,000
Notes receivable from stockholders	(847,000)	(829,000)
Deferred stock-based charges	(2,960,000)	(9,708,000)
Accumulated other comprehensive income	512,000	867,000
Accumulated deficit	(350,246,000)	(312,367,000)

Total stockholders' equity	184,440,000	138,957,000

Total liabilities and stockholders' equity	$242,633,000	$183,863,000

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Revenues
Billable services	$41,035,000	$105,000	$48,698,000	$538,000
Advertising and commerce	7,012,000	15,904,000	13,457,000	31,937,000

Total revenues	48,047,000	16,009,000	62,155,000	32,475,000

Operating expenses
Cost of billable services (including stock-based charges of $52,000 and $— for the quarters ended December 31, 2001 and 2000, and $67,000 and $— for the six months ended December 31, 2001 and 2000, respectively)	23,265,000	54,000	31,542,000	225,000
Cost of free services (including stock-based charges of $27,000 and $89,000 for the quarters ended December 31, 2001 and 2000, and $60,000 and $239,000 for the six months ended December 31, 2001 and 2000, respectively)	8,722,000	21,675,000	21,978,000	40,152,000
Sales and marketing (including stock-based charges of $238,000 and $1,451,000 for the quarters ended December 31, 2001 and 2000, and $(154,000) and $2,589,000 for the six months ended December 31, 2001 and 2000, respectively)	10,059,000	17,172,000	13,998,000	31,177,000
Product development (including stock-based charges of $569,000 and $2,772,000 for the quarters ended December 31, 2001 and 2000, and $893,000 and $3,523,000 for the six months ended December 31, 2001 and 2000, respectively)	7,418,000	8,663,000	12,081,000	13,634,000
General and administrative (including stock-based charges of $1,638,000 and $2,095,000 for the quarters ended December 31, 2001 and 2000, and $2,699,000 and $4,789,000 for the six months ended December 31, 2001 and 2000, respectively)	9,151,000	8,304,000	17,164,000	15,707,000
Restructuring costs	2,075,000	—	2,435,000	—
Amortization of goodwill and intangible assets	4,685,000	6,380,000	4,786,000	10,198,000

Total operating expenses	65,375,000	62,248,000	103,984,000	111,093,000

Loss from operations	(17,328,000)	(46,239,000)	(41,829,000)	(78,618,000)

Interest income, net	1,585,000	2,884,000	2,943,000	6,437,000
Other income (expense), net	—	—	1,007,000	(39,000)

Net loss	$(15,743,000)	$(43,355,000)	$(37,879,000)	$(72,220,000)

Unrealized loss on short-term investments	(463,000)	—	(355,000)	—
Comprehensive loss	$(16,206,000)	$(43,355,000)	$(38,234,000)	$(72,220,000)

Basic and diluted net loss per share	$(0.41)	$(1.90)	$(1.19)	$(3.26)

Shares used to calculate basic and diluted net loss per share	38,863,000	22,832,000	31,795,000	22,185,000

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(37,879,000)	$(72,220,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	14,356,000	17,833,000
Loss (gain) on sale of assets	(136,000)	71,000
Allowance for doubtful accounts	41,000	208,000
Stock-based charges, net	3,565,000	11,140,000
Other	(37,000)	(12,000)
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Restricted cash	9,150,000	774,000
Accounts receivable	2,910,000	(2,744,000)
Other assets	2,130,000	(5,576,000)
Accounts payable and accrued expenses	(17,822,000)	1,296,000
Deferred revenue	3,220,000	(764,000)

Net cash used for operating activities	(20,502,000)	(49,994,000)

Cash flows from investing activities:
Purchases of property and equipment	(436,000)	(3,365,000)
Purchase of patent rights	(18,000)	(81,000)
Purchase of short-term investments	(34,605,000)	(66,067,000)
Proceeds from sale of short-term investments	27,945,000	26,470,000
Proceeds from sale of assets	1,190,000	—
Cash paid for acquisitions, net of cash acquired	32,307,000	(7,396,000)

Net cash provided by (used for) investing activities	26,383,000	(50,439,000)

Cash flows from financing activities:
Payments on capital leases	(2,581,000)	(3,670,000)
Payments on notes payable	(1,952,000)	(791,000)
Proceeds from exercise of stock options	—	19,000
Common stock repurchases	(1,088,000)	—

Net cash used for financing activities	(5,621,000)	(4,442,000)

Change in cash and cash equivalents	260,000	(104,875,000)
Cash and cash equivalents, beginning of period	60,087,000	201,512,000

Cash and cash equivalents, end of period	$60,347,000	$96,637,000

Supplemental disclosure of non-cash investing activities:
Stock issued for acquisitions	$76,856,000	$49,802,000

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business.

        United Online, Inc. ("United Online" or the "Company") is a leading provider of value-priced Internet access services. The Company was incorporated in Delaware in June 2001 and was formed in connection with the merger of NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno") into two of United Online's wholly-owned subsidiaries, which was consummated on September 25, 2001 (the "Merger"). The Merger was accounted for under the purchase method of accounting and, as a result, NetZero and Juno each became wholly-owned subsidiaries of United Online. For financial accounting purposes, NetZero was the acquiror.

        United Online, under both the NetZero and Juno brand names, offers consumers both free and value-priced Internet access, e-mail and customizable navigation tools. The Company's services are currently available in more than 5,000 cities across the United States and Canada. In addition to offering consumers access to the Internet, United Online offers marketers the ability to deliver their messages through several online advertising channels to select users of the Company's services. United Online also offers advertisers and commerce partners a variety of additional online advertising products, including online market research and measurement services.

2.    Basis of Presentation.

        The condensed consolidated financial statements and notes for the six months ended December 31, 2001 reflect the financial results of NetZero, as predecessor to United Online, prior to the Merger and the combined results of NetZero and Juno subsequent to the Merger. As a result, the operating results presented for the three and six months ended December 31, 2000 exclude the results of Juno. In addition, since the operating results for the six months ended December 31, 2001 only include Juno's results subsequent to the Merger, the results do not reflect the additional amortization expense that would have been incurred if the Merger had closed at the beginning of fiscal 2001.

        The accompanying condensed consolidated financial statements are unaudited except for the balance sheet information at June 30, 2001 and include United Online and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain amounts in the prior period's financial statements have been reclassified to conform to the presentation of the current period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended June 30, 2001 included in the Company's registration statement on Form S-4 filed on August 24, 2001 with the Securities and Exchange Commission (the "SEC").

        At December 31, 2001, the Company had cash, cash equivalents and short-term investments of approximately $125.8 million. The Company considers its existing cash, cash equivalents and short-term investments to be adequate to fund its operating activities, capital expenditures and other obligations for at least the next twelve months. However, additional capital may be needed in order to fund the Company's operations, expand marketing activities, develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company's existing cash resources and cash generated from operations are insufficient, additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding might not be available on acceptable terms, or at all. Failure to raise sufficient capital when needed could have a material adverse effect on the business, results of operations and financial condition of the Company. If additional funds are raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders will be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the common stockholders.

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

4.    Significant Accounting Policies.

Revenue Recognition

        Billable services revenues are recognized in the period in which the fees are fixed and determinable, the related products or services are provided to the user and, in circumstances where payment is not received in advance, collectibility is reasonably assured. Billable services revenue consists primarily of subscription fees that we receive from users of our fee-based Internet access services. We generally require that our subscribers pre-pay for their services, which results in the deferral of certain revenues into the period in which the related access services are provided. Billable services also consist of technical support fees charged to users on access plans that do not include free customer support.

        The Company also derives revenue from the sale of advertising, which includes banner advertisements, placements and sponsorships, referrals of users to other Web sites, performance-based agreements, e-commerce arrangements and advertising messages delivered to the Company's users via e-mail. Banner advertising and sponsorship revenues are recognized in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain, fees are fixed and determinable, and collection of the related receivable is probable. The Company's obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. Revenues from performance-based arrangements are recognized as the related performance criteria are met. Referral revenues are recognized as referrals are made to advertisers' or sponsors' Web sites, provided that no significant Company obligations remain, fees are fixed and determinable, and collection of the related receivable is reasonably assured.

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

5.    Acquisitions.

        On September 25, 2001, NetZero and Juno merged with two wholly-owned subsidiaries of United Online. Under the terms of the Merger agreement, entered into on June 7, 2001, NetZero common stockholders received 0.2000 of a share of United Online common stock for each share they owned, and Juno common stockholders received 0.3570 of a share of United Online common stock for each share they owned. The Merger has been accounted for under the purchase method of accounting for business combinations. The purchase price of approximately $89.3 million, including transaction costs, was allocated to Juno's net assets based on their fair values. The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, was recorded as goodwill. The fair value of the common stock issued was determined based on an average price per share of NetZero common stock on the dates surrounding the announcement of the execution of the merger agreement while the fair value of the Juno options assumed was determined based on the Black-Scholes option pricing model using a weighted average expected life of five years, 0% dividend, volatility of 120%, and a risk-free interest rate of 5%. A summary of the purchase price and net assets acquired as of December 31, 2001 is as follows:

Purchase Price

Fair value of common stock issued	$76,900,000
Fair value of Juno options assumed	4,400,000
Acquisition costs	7,979,000

Total purchase price	$89,279,000

Net Assets Acquired

Asset Classification	Estimated Fair Value	Estimated Amortizable Life
Net tangible assets	$20,077,000
Intangible assets:
Acquired customers	53,700,000	1-4 years
Software and technology	3,600,000	4-5 years
Trademark / brandname	2,300,000	5-7 years
Other miscellaneous	200,000	1 year

Total intangible assets acquired	59,800,000

Goodwill	$9,402,000

Total net assets acquired	$89,279,000

        The following summarized unaudited pro forma financial information for the six months ended December 31, 2001 and 2000 assumes that the Merger and other acquisitions made during the six months ended December 31, 2001 and 2000, had occurred at the beginning of each period presented:

	Six Months Ended December 31,
	2001	2000
Net Revenues	$90,063,000	$92,921,000
Net Loss	$(39,621,000)	$(127,852,000)
Net Loss per Share	$(1.02)	$(3.35)

6.    Aquisition and Restructuring Costs.

        In connection with the Merger, United Online has incurred the following acquisition costs, which have been capitalized and included as part of the purchase price (see Note 5):

Employee termination benefits	$3,845,000
Investment banking, accounting and legal costs	2,301,000
Early contract termination fees	1,833,000

Total	$7,979,000

        Immediately following the Merger, United Online reduced Juno's workforce by 49 employees and recorded employee termination benefit charges of $3.8 million. Of the 49 employees terminated, 35 were in general and administrative, 11 were in sales and marketing and the remaining 3 were in product development functions. As of December 31, 2001, substantially all of the employee termination benefits and other acquisition costs had been paid. United Online does not expect the final acquisition costs to differ materially from the amounts included and estimated in the accompanying unaudited condensed consolidated financial statements.

        During the six months ended December 31, 2001 the Company recorded approximately $2.4 million in restructuring costs, which consisted of $0.6 million in employee termination benefits paid to NetZero employees and $1.8 million in lease exit costs, which includes a charge of approximately $0.8 million to write-off leasehold improvements associated with the Company's former offices in New York. In an effort to streamline its operations in response to changing market conditions, the Company reduced NetZero's workforce by approximately 93 employees during the six months ended December 31, 2001. Of the 93 employees terminated, 35 were in sales and marketing, 26 were in general and administrative, 23 were in product development, 6 employees were at RocketCash, and 3 were in network operations. In addition, the Company closed its regional sales office in San Francisco and combined NetZero's and Juno's offices into one facility in New York.

        In connection with the Company's effort to streamline its operations, the Company completed the sale of one of its subsidiaries, RocketCash Corporation in August 2001. The sale included substantially all of the assets of RocketCash and resulted in net cash proceeds to the Company of approximately $1.2 million. During the twelve months ended June 30, 2001, RocketCash had revenues and operating losses of $0.3 and $38.3 million, respectively. Included in RocketCash's operating losses was a charge to write down goodwill and intangible assets of $21.7 million, which was incurred during the March 2001 quarter.

        The Company expects to pay additional restructuring and merger-related charges of between $4.6 and $6.6 million over the next 15 months. These charges relate to employee stay bonuses for certain Juno employees that will be paid in March 2003 and are being expensed evenly over the period of performance, additional lease exit costs expected as a result of additional facility consolidations, employee termination benefits, and other fees and costs related to the early termination of certain contracts. These charges will be expensed during the period in which they are incurred.

7.    Concentration of Credit Risk.

        At December 31, 2001, one customer comprised approximately 23% of the accounts receivable balance. At June 30, 2001, two customers comprised approximately 36% and 12% of the consolidated accounts receivable balance. For the three and six months ended December 31, 2001 we did not have any individual customers that comprised more than 10% of total revenues. For the three and six months ended December 31, 2000, three customers comprised 35%, 12% and 10%, and two customers comprised 29% and 10% of revenues, respectively.

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

Preferred Stock

        The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001, of which 300,000 shares have been designated as Series A junior participating preferred stock. As of December 31, 2001, the Company had no shares issued and outstanding.

Stockholders Rights Plan

        On November 15, 2001, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock. The dividend was paid on November 26, 2001 to the stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one unit consisting of one one-thousandth of a share of its Series A junior participating preferred stock of the Company, at a price of $25 per unit. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer which results in a person owning 15% or more of the Company's common stock. The Company generally will be entitled to redeem the rights at $0.001 per right at any time until 10 days after a public announcement that a 15% position in the Company's common stock has been acquired or that a tender or exchange offer which would result in a person owning 15% or more of the Company's common stock has commenced. The rights expire on November 26, 2011.

Common Stock

        The Company has authorized 300,000,000 shares of common stock with a par value of $0.0001. As of June 30, 2001, the Company had 25,146,000 shares issued and outstanding. As of December 31, 2001, the Company had 39,877,000 shares issued and outstanding.

Common Stock Repurchase Program

        On May 26, 2001 the Company's Board of Directors authorized a common stock repurchase program that allows United Online to repurchase, from time to time, up to $10 million of common stock over a one-year period. During the six months ended December 31, 2001, the Company repurchased approximately 405,000 shares at an aggregate cost of approximately $1.1 million under the repurchase program.

Restricted Stock Awards

        In July 2000, certain employees were granted restricted stock awards totaling approximately 300,000 shares of common stock. The shares of common stock subject to such awards vested ratably over twelve quarterly installments beginning in August 2000. In connection with the award, the Company recorded deferred stock-based charges of approximately $7.8 million. In October 2001, the Board of Directors authorized that the remaining unvested restricted stock awards immediately become fully vested. As a result, approximately 165,000 shares of restricted common stock became vested and the remaining balance of $1.5 million in deferred stock-based charges was expensed.

9.    Net Loss per Share.

        The Company has adopted SFAS No. 128 "Earnings per Share" ("EPS") which requires a dual presentation of basic and diluted EPS. As the Company has incurred losses in each of the periods presented, potential shares of common stock have not been included in the calculation of EPS as they would be antidilutive.

        The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Numerator:
Net loss	$(15,743,000)	$(43,355,000)	$(37,879,000)	$(72,220,000)

Denominator:
Weighted average common shares	39,965,000	25,027,000	33,031,000	24,413,000
Adjustment for common shares subject to repurchase	(1,102,000)	(2,195,000)	(1,236,000)	(2,228,000)

Adjusted weighted average common shares	38,863,000	22,832,000	31,795,000	22,185,000

Basic and diluted net loss per share	$(0.41)	$(1.90)	$(1.19)	$(3.26)

        The diluted per share computations exclude unvested common stock, warrants and options which were antidilutive. The number of potential shares excluded from the diluted net loss per share was approximately 9.5 and 4.5 million for the three months ended December 31, 2001 and 2000, respectively.

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

        Juno entered into subscriber referral agreements with two former providers of free Internet access, WorldSpy and Freewwweb, under which Juno is obligated to pay certain amounts based on the number of "Qualified Referred Subscribers" generated by referral activities specified in the agreements. A new Juno subscriber referred to Juno by WorldSpy or Freewwweb is a Qualified Referred Subscriber if he or she meets certain qualification criteria defined in the relevant subscriber referral agreement. Under the terms of these agreements, Juno has the right to settle a portion of the liabilities incurred in connection with acquiring the Qualified Referred Subscribers through the issuance of shares of its common stock. At December 31, 2001, the Company had liabilities recorded of approximately

$4.0 million as an estimate of the remaining amounts that may be settled through the issuance of its common stock or the payment of cash.

        The Company is subject to various other legal proceeding and claims, which arise in the ordinary course of business. In the opinion of management, the amount, and ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

11.  Subsequent Events.

        In January 2002, the Board of Directors authorized the Company to loan each of the Company's seven executive officers up to $200,000 for the exercise of certain stock options that had been previously awarded to the officers. The principal balance of the notes accrue interest at annual rates ranging from prime plus 1% to prime plus 2%, which is payable at the end of each calendar quarter. The principal balance of the notes becomes due in full on February 5, 2007. Additionally, the entire principal balance and any accrued interest become immediately payable 90 days following the termination of employment with the Company. The notes are full recourse obligations and are secured by the underlying shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The sections entitled "Risk Factors" in this Form 10-Q and our Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on August 24, 2001 set forth some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

Overview

        United Online was incorporated in June 2001 and, on September 25, 2001, commenced operations following the Merger of NetZero and Juno into two of its wholly-owned subsidiaries. The Merger was accounted for under the purchase method of accounting for business combinations as an acquisition of Juno by NetZero, which is considered the predecessor company to United Online. Under the purchase method of accounting, the estimated cost of approximately $89.3 million, including transaction costs, has been allocated to the underlying net assets of Juno based on their estimated fair values. The excess of the purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The financial results of Juno have been included in United Online's results since the date of the Merger.

        We are a leading value-priced Internet Service Provider (ISP) offering Internet access in more than 5,000 cities across the United States and Canada. In addition to offering consumers access to the Internet, we offer marketers targeting capabilities through numerous online advertising channels. We also offer advertisers and commerce partners a variety of additional services, including referring our users to partners' Web sites and providing online market research and measurement services. We had 1.45 million subscribers to our billable service plans at December 31, 2001 and approximately 5.6 million active users during the month of December 2001, including pay subscribers. An "active" user is one who has logged onto our services during the preceding 31 days.

        Juno launched its first service, a free, dial-up email service, in April 1996. NetZero launched its free Internet access service in October 1998. Both Juno's and NetZero's free services were predicated on generating advertising revenues to fund their operations. Due to a variety of factors, including reductions in online advertising rates, both NetZero and Juno have taken various measures to limit the cost of providing free services. We may take additional measures to further reduce such costs in the future.

        Juno started offering fee-based Internet services in 1998 and NetZero started offering fee-based Internet services in January 2001. Our fee-based Internet services, NetZero and Juno Platinum, are offered through various pricing plans, generally $9.95 per month, and differ from our free services in that hourly and other limitations set for the free services do not apply and the services feature small toolbars without a persistent on-screen advertising banner.

Billable Services Revenues

        We currently offer billable Internet access services under a number of pricing plans, ranging from $4.95 to $29.95 per month. Currently, the most common pricing plan for our fee-based access services is $9.95 per month. However, we continually experiment with the use of discounted pricing plans both in connection with offers extended to some of our existing subscribers and through selected external marketing channels. We intend to continue testing a variety of pricing plans in the future to determine their impact on profitability, subscriber acquisition, and conversion and retention rates. We continually evaluate the desirability and effectiveness of our plans, and may in the future make changes to our pricing plans. We may also offer promotions such as a free month of service or a discounted rate for an initial or prepaid period, as well as a wide range of discounted flat-rate plans. Future changes in our plans and promotional discounts may adversely impact the number of pay users and the amount of billable services revenues we receive from such users.

        Our pay user base increased by approximately 214,000, from 1.25 million at September 30, 2001 to 1.46 million at December 31, 2001. In October 2001, we reduced the number of hours per month that a household can use the NetZero free service from 40 to no less than 10 and eliminated the free service in certain geographical areas where telecommunications costs make the offering cost prohibitive. As a result we saw a significant increase in pay users during the month of October and a decrease in our active free user base. We may experience periodic fluctuations in our pay user base in the future as a result of a number of factors including, but not limited to, the imposition of additional limitations on our free services; changes in our free service user base; promotional free trial periods of our pay services; increases or decreases in our marketing spend; acquisitions; competitive factors, including competition in the value-priced segment of the ISP market; the effects of customer churn and seasonality; and changes in the price of our billable service plans.

        We previously operated a broadband service, Juno Express. However, due to a variety of factors including the failure of several providers of the high-speed services, this broadband service has been terminated. We have tested a cable version of Juno Express and have entered into an agreement with AOL Time Warner to utilize their cable network to offer such services, but there are numerous operational and other issues that could impact whether Juno will offer these services over AOL Time Warner's cable systems in the near term, or at all. Furthermore, the agreement with AOL Time Warner is subject to termination by either party and is also subject to the approval of the Federal Trade Commission.

        Billable services revenues are recognized in the period in which the fees are fixed and determinable and the related products or services are provided to the user. Billable services revenue consists primarily of subscription fees that we receive from users of our fee-based access services. We generally require that our subscribers pre-pay for their services, which results in the deferral of certain revenues into the period in which the access services are provided. Billable services also consist of technical support fees charged to users on service plans that do not include free customer support and, to a much lesser extent, fees charged to users for producing, shipping and handling copies of our software on CDs. We have a limited history with respect to our various billable services and there can be no assurances that we will be successful in continuing to grow this business.

Advertising and Commerce Revenues

        Our advertising and commerce revenues consist of fees from the placement of media, direct marketing agreements, referring our users to partners' Web sites, enabling customer registrations for partners, and fees from electronic commerce transactions. We also generate revenues from our online market research and measurement services.

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

        Advertising on the Internet, particularly the products and services we offer, is a relatively new and changing industry, and there is no assurance that the products and services we offer now, or in the future, will meet with commercial acceptance. Internet advertising rates have declined significantly, and it is possible that rates will continue to decline. Many of the purchasers of Internet advertising have been companies with Internet-based business models. Certain of these companies have come under financial pressure and have not been able to access the capital markets to fund their operations. This trend has impacted our ability to generate advertising and commerce revenues and could continue to do so in the future. This trend could also result in increased allowances for doubtful accounts.

        Due to market forces and other factors, our advertising and commerce revenues may fluctuate from period to period. We have experienced six sequential quarters of decreased advertising and commerce revenues and there can be no assurance that we will not experience decreased revenues in sequential quarters in future periods. Factors impacting our advertising and commerce revenues include, but are not limited to, the state of the online advertising market, increases and decreases in our user base and reductions in advertising inventory available for sale.

        We have entered into barter transactions on an extremely limited basis. There is no barter revenue in the historical or pro forma revenues for the three and six months ended December 31, 2001. In the historical results for the three and six months ended December 31, 2000, barter revenue was less than 1% of advertising and commerce revenue. In the pro forma results for the three and six months ended December 31, 2000 barter revenue was approximately 2% of advertising and commerce revenues for both periods.

Cost of Billable Services

        Cost of billable services includes direct costs that have been allocated to our billable services based on the aggregate hourly usage of our pay users as a percentage of total hourly usage of both our free and pay users. Allocated costs consist primarily of telecommunications costs, personnel and related costs associated with operating our network and data centers and depreciation of network computers and equipment. In addition, cost of billable services includes direct costs incurred in providing technical and customer support and costs associated with providing customer billing and billing support.

        We have expended significant funds on our network infrastructure. While we may expend significant additional funds on capital expenditures in the future, such expenditures are dependent upon our expectation of user growth and usage patterns, as well as needs associated with acquired businesses and new products. Telecommunications costs for network access are expensed as incurred. Our failure to accurately forecast users' needs could result in significant overcapacity, which would adversely impact our results of operations. Conversely, under-forecasting usage could adversely impact the ability of users to receive adequate service and adversely impact our reputation and our ability to maintain or increase our user base. We have limited history in forecasting our user requirements, and there can be no assurance that we will be able to accurately forecast such requirements in the future.

Cost of Free Services

        Cost of free services includes direct costs that have been allocated to our free services based on the aggregate hourly usage of our free users as a percentage of total hourly usage of both our free and pay users. Allocated costs consist primarily of telecommunications costs, personnel and related costs associated with operating our network and data centers, and depreciation of network equipment. In addition, cost of free services includes certain direct costs incurred in providing technical and customer support to our free users and certain costs associated with delivering advertising to our free users.

Sales and Marketing

        Sales and marketing expenses include advertising and promotion expenses, salaries, sales commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party advertising sales agents, customer services costs incurred to acquire new users, and sales support functions. In the past, we have expended significant amounts on sales and marketing, including national branding campaigns comprised of television, radio and print advertising, sponsorships and a variety of other promotions. Due to the timing of these promotions, amounts expended have varied significantly from period to period. Marketing costs may fluctuate significantly from quarter to quarter. Marketing and advertising costs to promote our products and services are expensed in the period incurred.

Product Development

        Product development costs include expenses for the development of new or improved technologies and products, including salaries and related expenses for the software development and product management departments, as well as costs for contracted services, facilities and equipment.

General and Administrative

        General and administrative expenses include salaries, employee benefits and expenses for executive, finance, legal, human resources and internal customer support personnel. In addition, general and administrative expenses include fees for professional services, non-income taxes, permits and licenses, bad debt expense, and occupancy and other overhead-related costs.

Restructuring Costs

        Restructuring costs consist of severance costs, lease exit costs and the write-off of leasehold improvements associated with terminated leases.

Amortization of Goodwill and Intangible Assets

        Amortization of goodwill and intangible assets includes amortization of goodwill, acquired customers, purchased technologies and other identifiable intangible assets associated with our various acquisitions. At December 31, 2001, we had approximately $9.4 million in goodwill and $56.7 million in intangible assets primarily resulting from our acquisition of Juno on September 25, 2001. We expect to incur significant amortization expense in connection with the intangible assets in future periods. In July 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and other indefinite-lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions do not apply until the Company applies the new accounting rules. The Company will be required to implement SFAS No. 142 in the first quarter of fiscal 2003. The Company is currently evaluating the impact of SFAS No. 142. Since our acquisition of Juno was completed after June 30, 2001 we are not amortizing the goodwill acquired as a result of that acquisition in accordance with SFAS No. 142.

Amortization of Stock-Based Charges

        We recorded deferred stock-based charges in connection with the grant of stock options and restricted stock to employees, the imposition of restrictions on shares of stock held by founders and the issuance of restricted shares of stock in connection with prior acquisitions, which are being amortized over the vesting period of the applicable shares.

Significant Financial Trends

        We have experienced significant growth in our billable services revenues and pay users over the last twelve months as a result of the launch of the NetZero Platinum billable service plan during the March 2001 quarter and the acquisition of Juno in the September 2001 quarter. Growth in pay users has been positively impacted by limitations imposed on our free services at various times during 2001. While we believe that we will continue to grow our pay user base and billable services revenues, we do not expect that we will maintain the same rate of growth that we have recently experienced. We have also experienced declining advertising and commerce revenues over the last six quarters due to the loss of several significant advertising agreements and decreased advertising inventory as a result of limitations imposed on our free services. We believe that pricing in the online advertising market has begun to stabilize and, although we anticipate lower advertising and commerce revenues in the March 2002 quarter, we do not expect to experience the same rate of declines in advertising and commerce revenues in the future.

        We expect average revenue per user to decrease in the March 2002 quarter. Average revenue per user is calculated by dividing billable services revenues for a period by the average number of users during the period, which is calculated using the number of users at the beginning and ending of such period. Fluctuations in the number of subscribers early or late in a period can cause average revenue per user to be skewed higher or lower. The average monthly revenue per user in the December 2001 quarter was slightly above normal levels due to a surge in billable subscribers occurring early in the quarter primarily as a result of limitations imposed on NetZero's free service in October 2001.

        We have recently experienced a decrease in the cost of billable services as a percentage of billable services revenues and we expect cost of billable services as a percentage of billable services revenues to decrease modestly in the March 2002 quarter as a result of cost savings gained through the consolidation of NetZero's and Juno's billing and customer relationship management functions. Also, we have recently experienced a significant decline in the cost of free services. The limitations imposed on our free services have resulted in a decline in our telecommunications expense and our active free user base. We anticipate that the active users of our free services may continue to decline and that, as a result, the cost of free services may also decrease.

        We have significantly reduced our level of spending on marketing and promotion of our services over the last twelve months. Our future marketing and promotion spend may vary significantly from quarter to quarter and may impact our ability to grow our pay user base. Our ability to grow our pay user base will be impacted by a number of factors including, but not limited to, our ability to continue to attract new users to our services and successfully migrate our free users to billable services, the effects of competition and the success of our marketing efforts based on current levels of expenditure.

        We have reduced our employee base by 142 employees over the last six months, which has favorably impacted our personnel-related expenses associated with our sales and marketing, product development and general and administrative functions. In addition, we sold substantially all of the assets our RocketCash subsidiary in August 2001. Also, we have consolidated and closed various regional offices, which has favorably impacted our occupancy costs. As a result of these initiatives, we have reduced significantly our product development and general and administrative expenses. We currently anticipate that such expenses will remain at or slightly below the level of expenses incurred during the December 2001 quarter.

Critical Accounting Policies and Estimates.

        Our critical accounting policies are revenue recognition, valuation of long-lived and intangible assets and goodwill, estimating valuation allowances for doubtful accounts and assessment of liabilities associated with pending litigation.

        We apply the provisions of SEC Staff Accounting Bulletin ("SAB") No. 101. "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, which required the implementation of SAB 101 no later than June 30, 2001. The SEC issued additional guidance in the form of its Frequently Asked Questions and Answers document in October 2000.

        We recognize billable services revenues in the period in which fees are fixed and determinable and the related products or services are provided to the user. Our pay users generally pay in advance for their service by credit card, check or money order and revenue is then recognized ratably over the period of which the related services are provided. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

        Advertising and commerce revenues include targeted and non-targeted banner advertisements, placements and sponsorships, referrals of users to other Web-sites, performance-based agreements and advertising messages delivered to our users via e-mail. We recognize banner advertising and sponsorship revenues in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant obligations remain on our part, fees are fixed and determinable, and collection of the related receivable is reasonably assured. Our obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. We recognize revenues from performance-based arrangements as the related performance criteria are met. We recognize referral revenues as referrals are made to advertisers' or sponsors' Web-sites, provided that no significant obligations remain, fees are fixed and determinable, and collection of the related receivable is reasonably assured. In determining whether an arrangement exists, we ensure that a binding contract is in place, such as our standard insertion order or a fully executed customer specific agreement. We assess whether performance criteria have been met and whether our fees are fixed and determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. Our reconciliation of the performance criteria includes a comparison of internally tracked performance data to the contractual performance obligation and to third party or customer performance data in circumstances where that data is available. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If we determine that collection is not reasonably assured, we defer the revenues until collection becomes reasonably assured, which is generally upon receipt of cash.

        We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or personnel, changes in our operating model or strategy and competitive forces. If events and circumstances indicate that an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.

        Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

        Estimating reserves for pending litigation and the valuation allowance for doubtful accounts requires that we make estimates and assumptions that affect the reported amount of assets and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. Significant management judgments and estimates must be made and used in connection with establishing the reserves and allowances in any accounting period. Material differences may result in the amount and timing of our expenses for any period if management made different judgments or utilized different estimates.

        Liabilities recorded related to some of our pending litigation are based on claims for which an unfavorable outcome is likely and our management can estimate the probable amount of loss. We have not recorded liabilities for some of our pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, we continually assess the potential liability related to all of our pending litigation. We currently believe that the liabilities recorded on our balance sheet are sufficient to cover pending litigation for which an unfavorable outcome is probable.

Inflation

        We do not currently anticipate that inflation will have a material impact on our results of operations.

Results of Operations

        The historical consolidated results of operations reflect only the operating results of NetZero prior to September 25, 2001 as predecessor to United Online. Due to the Merger, many of the historical comparisons to the prior year are less meaningful and the trends indicated by such comparisons may not be indicative of the currently existing trends in the business. Accordingly, in order to improve comparisons, the following discussion of results of operations includes pro forma consolidated results of operations for the quarter ended December 31, 2000 and the six months ended December 31, 2001 and 2000. These results reflect the combined results of NetZero and Juno as if the Merger had occurred at the beginning of each of the periods presented and include certain reclassifications of each company's historical operating results to conform to United Online's financial statement presentation.

Three and Pro Forma Six Months Ended December 31, 2001 Compared to
the Pro Forma Three and Six Months Ended December 31, 2000

        The pro forma results for the quarter ended December 31, 2000 and the six months ended December 31, 2001 and 2000 reflect the combined results of NetZero and Juno as if the Merger had occurred at the beginning of each of the periods presented and include certain reclassifications of each company's historical operating results to conform with United Online's financial statement presentation.

In order to better assess the underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of certain items that management believes to be non-recurring or merger-related. These items are included in merger-related costs and are discussed in more detail herein. The following table sets forth the historical selected unaudited consolidated statement of operations data (in thousands) for the three months ended December 31, 2001 and selected unaudited pro forma consolidated statement of operations data (in thousands) for the three months ended December 31, 2000 and the six months ended December 31, 2001 and 2000:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Income Statement Data:
Revenues:
Billable services	$41,035	$19,889	$73,613	$39,284
Advertising and commerce	7,012	26,413	16,450	53,629

Total revenues	48,047	46,302	90,063	92,913
Operating expenses:
Cost of billable services	23,190	11,832	42,316	23,429
Cost of free services	8,683	33,151	24,752	64,209
Sales and marketing	9,781	26,361	18,068	66,794
Product development	6,654	8,952	13,829	16,671
General and administrative	7,354	11,974	16,835	22,106
Amortization of stock-based charges	2,524	6,450	3,589	11,182
Amortization of goodwill and intangible assets	4,685	10,966	9,370	19,370
Restructuring costs	2,075	—	2,435	—
Merger-related costs	429	—	2,799	—

Total operating expenses	65,375	109,686	133,993	223,761

Loss from operations	(17,328)	(63,384)	(43,930)	(130,848)

Interest income, net	1,585	3,858	3,302	8,574
Other income (expense), net	—	—	1,007	(39)

Net loss	$(15,743)	$(59,526)	$(39,621)	$(122,313)

Revenues.

Billable Services

        Billable services revenues for the three months ended December 31, 2001 were $41.0 million, which represented an increase of $21.1 million, or 106%, from pro forma $19.9 million for the three months ended December 31, 2000. Pro forma billable services revenues for the six months ended December 31, 2001 were $73.6 million, which represented an increase of $34.3 million, or 87%, from $39.3 million for the six months ended December 31, 2000. The increase in revenues is attributable to a 610,000, or 72%, increase in total billable subscribers from pro forma 842,000 at December 31, 2000 to 1,452,000 at December 31, 2001, and an increase in average monthly revenue per subscriber. The increase in billable subscribers was primarily due to the introduction of the NetZero Platinum billable service plan during the March 2001 quarter and, to a lesser extent, an increase in the Juno billable subscriber base. During the quarter and six months ended December 31, 2001, average monthly revenue per user was approximately $10.11 and pro forma $9.64 compared to pro forma $8.32 and pro forma $8.33 during the quarter and six months ended December 31, 2000. The increase in average monthly revenue per user is attributable to the introduction of new pay service plans over the last few quarters that resulted in higher average monthly revenue per user and fluctuations in the beginning and ending number of pay subscribers during the period.

Advertising and Commerce

        Advertising and commerce revenues for the three months ended December 31, 2001 were $7.0 million, which represented a decrease of $19.4 million, or 73%, from pro forma $26.4 million for the three months ended December 31, 2000. Pro forma advertising and commerce revenues for the six months ended December 31, 2001 were $16.5 million, which represented a decrease of $37.1 million, or 69%, from $53.6 million for the six months ended December 31, 2000. The decrease in revenues is attributable to the termination of several significant advertising agreements during 2001, the most significant of which were LookSmart Ltd. in January 2001 and Cisco in August 2001. During the quarter ended December 31, 2000 we generated approximately $5.6 and $1.6 million of advertising and commerce revenues from LookSmart and Cisco, respectively, and during the six months ended December 31, 2000 we generated approximately $9.5 and $3.4 million of advertising and commerce revenues from LookSmart and Cisco, respectively. The remaining decrease in advertising and commerce revenues is attributable to decreased advertising inventory as a result of limitations imposed on our free services, decreased barter revenues from Juno and overall softness in the online advertising market including significant declines in advertising rates and the number of advertisers on our services. During the three and six months ended December 31, 2001 we did not recognize any barter revenue compared to pro forma $1.0 million and $2.1 million in the quarter and six months ended December 31, 2000.

Cost of Billable Services.

        Cost of billable services for the three months ended December 31, 2001 was $23.2 million, which represented an increase of $11.4 million, or 97%, from pro forma $11.8 million for the three months ended December 31, 2000. Pro forma cost of billable services for the six months ended December 31, 2001 was $42.3 million, which represented an increase of $18.9 million, or 81%, from $23.4 million for the six months ended December 31, 2000. The increase in cost of billable services is attributable to the increase in billable subscribers, which resulted in increased customer service and billing-related costs and increased telecommunications costs, partially offset by a decrease in average hourly telecommunications costs. Average hourly telecommunications cost decreased over 15% and 20% in the three and six months ended December 31, 2001 compared to the three and six months ended December 31, 2000, respectively. Cost of billable services as a percentage of billable services revenue decreased to 56.5% and 57.5% for the three and six months ended December 31, 2001 from 59.5% and 59.6% for the three and six months ended December 31, 2000, respectively. The improvement is due to higher average monthly revenue per billable subscriber and lower average hourly telecommunication costs as result of operating efficiencies gained through the consolidation of NetZero's and Juno's telecommunications networks during the December 2001 quarter, partially offset by increased billing and customer support related costs as a result of the increase in billable subscribers.

Cost of Free Services.

        Cost of free services for the three months ended December 31, 2001 was $8.7 million, which represented a decrease of $24.5 million, or 74%, from pro forma $33.2 million for the three months ended December 31, 2000. Pro forma cost of free services for the six months ended December 31, 2001 was $24.8 million, which represented a decrease of $39.4 million, or 61%, from $64.2 million for the six months ended December 31, 2000. The decrease in cost of free services is due to a decrease in average monthly usage primarily as a result of limitations imposed on users our free services, a decease of approximately 3.0 million, or 42%, in active free users from pro forma 7.1 million in December 2000 to 4.1 million in December 2001, a decrease in the average hourly telecommunications costs and a decrease in customer support costs for free users. Beginning in October 2001, we imposed hourly and geographical limitations on NetZero's free service, which resulted in a 15% decline in the number of active users of our free services during the quarter.

Sales and Marketing.

        Sales and marketing expenses for the three months ended December 31, 2001 were $9.8 million, which represented a decrease of $16.6 million, or 63%, from pro forma $26.4 million for the three months ended December 31, 2000. Pro forma sales and marketing expenses for the six months ended December 31, 2001 were $18.1 million, which represented a decrease of $48.7 million, or 73%, from $66.8 million for the six months ended December 31, 2000. Advertising and promotion expenses decreased by approximately $10.3 million and $38.7 million from the three months and six months ended December 31, 2000, respectively. These decreases are due to reductions in direct mail campaigns as well as other marketing activities including television, radio, outdoor and other advertising campaigns. The remaining decreases for the three and six months ended December 31, 2001 were due to a decrease in personnel-related expenses as a result of headcount reductions in the sales and marketing departments at both NetZero and Juno during 2001, a decrease in telemarketing expenses related to subscriber acquisition and retention activities, a decrease in costs related to NetZero's former RocketCash subsidiary which was sold in August 2001, and reduced sales commissions as a result of lower advertising and commerce revenue.

Product Development.

        Product development expenses for the three months ended December 31, 2001 were $6.7 million, which represented a decrease of $2.3 million, or 26%, from pro forma $9.0 million for the three months ended December 31, 2000. Pro forma product development expenses for the six months ended December 31, 2001 were $13.8 million, which represented a decrease of $2.9 million, or 17%, from $16.7 million for the six months ended December 31, 2000. The decreases in the quarter and six months ended December 31, 2001 were due to a $1.2 million and $0.6 million decrease in costs related to NetZero's former RocketCash subsidiary which was sold in August 2001, a $0.7 million and $1.1 million decrease in consulting expenses and a $0.4 million and $0.7 million decrease in personnel-related expenses as a result of headcount reductions in the product development functions at both Juno and NetZero during 2001.

General and Administrative.

        General and administrative expenses for the three months ended December 31, 2001 were $7.4 million, which represented a decrease of $4.6 million, or 38%, from pro forma $12.0 million for the three months ended December 31, 2000. Pro forma general and administrative expenses for the six months ended December 31, 2001 were $16.8 million, which represented a decrease of $5.3 million, or 24%, from $22.1 million for the six months ended December 31, 2000. The decreases in the quarter and six months ended December 31, 2001 were due to a $1.9 million and $2.6 million decrease in occupancy costs and other administrative expenses as a result of office consolidations during 2001, a $1.1 million and $1.3 million decrease in bad debt expense, a $0.9 million and $1.2 million decrease in personnel-related expenses as a result of headcount reductions in the accounting, legal, human resource and other administrative departments at both Juno and NetZero during 2001, and a $0.5 million and $0.2 million decrease in general and administrative costs as a result of the sale of substantially all of the assets of RocketCash in August 2001.

Amortization of Stock-based Charges.

        Stock-based charges are attributable to the following operating expense line items:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Operating expenses:
Cost of billable services	$52,000	$—	$67,000	$—
Cost of free services	27,000	89,000	60,000	239,000
Sales and marketing	238,000	1,451,000	(154,000)	2,589,000
Product development	569,000	2,772,000	893,000	3,523,000
General and administrative	1,638,000	2,138,000	2,723,000	4,831,000

Total stock-based charges	$2,524,000	$6,450,000	$3,589,000	$11,182,000

        Amortization of stock-based charges for the three months ended December 31, 2001 were $2.5 million, which represented a decrease of $3.9 million, or 61%, from pro forma $6.4 million for the three months ended December 31, 2000. Pro forma amortization of stock-based charges for the six months ended December 31, 2001 were $3.6 million, which represented a decrease of $7.6 million, or 68%, from $11.2 million for the six months ended December 31, 2000. The decrease in amortization of stock-based charges is a result of the sale of our RocketCash subsidiary in the September 2001 quarter, the cancellation of issued securities that were previously being amortized over their vesting period and decreased stock-based charges associated with our acquisition of Simpli.com in August 2000. These decreases were partially offset by increased stock-based charges in connection with the accelerated vesting of restricted stock awards that occurred in October 2001.

Amortization of Goodwill and Intangible Assets.

        Amortization of goodwill and intangible assets for the three months ended December 31, 2001 and 2000 were $4.7 million and pro forma $11.0 million, respectively. Pro forma amortization of goodwill and intangible assets for the six months ended December 31, 2001 and 2000 were $9.4 million and $19.4 million, respectively. These decreases were due to the write-down of goodwill and intangible assets totaling $48.6 million that was recorded during the March 2001 quarter, which reflected the amount by which the carrying amount of the intangible assets exceeded their respective fair market values. The write-down consisted of $33.5 million for goodwill and $15.1 million of other acquired intangible assets and other assets. These decreases were partially offset by an increase in amortization of intangible assets resulting from our acquisition of Juno in the September 2001 quarter. In connection with this acquisition, we recorded $59.8 million in other intangible assets and $9.4 million in goodwill. The intangible assets are being amortized over periods ranging from one to seven years and we are not amortizing the goodwill associated with our acquisition of Juno in accordance with SFAS No. 142.

Restructuring Costs.

        During the six months ended December 31, 2001 we recorded approximately $2.4 million in restructuring costs, which consisted of $0.6 million in employee termination benefits and $1.8 million in lease exit costs, which includes a charge of approximately $0.8 million to write-off leasehold improvements associated with our former offices in New York. In an effort to streamline our operations in response to changing market conditions, we reduced NetZero's workforce by approximately 93 employees during the six months ended December 31, 2001. Of the 93 employees terminated, 35 were in sales and marketing, 26 were in general and administrative, 23 were in product development, 6 employees were at RocketCash, and 3 were in network operations. In addition, we closed our regional sales offices in San Francisco and combined NetZero's and Juno's offices into one facility in New York.

Merger-related Costs.

        During the six months ended December 31, 2001 we incurred merger-related costs of $2.8 million. The merger-related costs include certain legal, banking and accounting fees incurred by Juno in connection with the merger, consulting fees for the integration of Juno and NetZero's operations, and bonuses paid to employees, including employee stay bonus accruals for certain key Juno employees which we anticipate paying in March 2003. We expect to pay additional restructuring and merger-related costs of between $4.6 and $6.6 million over the next 15 months as we further streamline and consolidate our operations.

Interest Income, Net.

        Interest income, net for the three months ended December 31, 2001 was $1.6 million, which represented a decrease of $2.3 million, or 59%, from pro forma $3.9 million for the three months ended December 31, 2000. Pro forma interest income, net for the six months ended December 31, 2001 was $3.3 million, which represented a decrease of $5.3 million, or 62%, from $8.6 million for the six months ended December 31, 2000. These decreases in interest income, net were a result of lower average cash balances and lower interest rates, partially offset by reduced interest expense as a result of decreases in capital lease and notes payable balances. Interest income consists of earnings on our cash and cash equivalents, short-term investments and restricted cash. Interest expense consists of interest expense on capital leases and notes payable.

Other Income (Expense), Net.

        Other income (expense), net for the six months ended December 31, 2001 was $1.0 million. During the quarter ended September 30, 2001, we sold substantially all of the assets of RocketCash and recognized a gain of approximately $1.0 million.

Income Taxes.

        As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a benefit for income taxes for the quarters and six months ended December 31, 2001 and 2000.

Historical Three and Six Months Ended December 31, 2001 Compared to
The Historical Three and Six Months Ended December 31, 2000

        The Merger was accounted for under the purchase method of accounting for business combinations. As such, the historical results reflect only the financial impact of the Merger subsequent to September 25, 2001. The following table sets forth, for the periods presented, selected unaudited historical statements of operations data (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Income Statement Data:
Revenues:
Billable services	$41,035	$105	$48,698	$538
Advertising and commerce	7,012	15,904	13,457	31,937

Total revenues	48,047	16,009	62,155	32,475
Operating expenses:
Cost of billable services	23,213	54	31,475	225
Cost of free services	8,695	21,586	21,918	39,913
Sales and marketing	9,820	15,721	14,151	28,588
Product development	6,850	5,891	11,189	10,111
General and administrative	7,513	6,209	14,465	10,918
Amortization of stock-based charges	2,524	6,407	3,565	11,140
Amortization of goodwill and intangible assets	4,685	6,380	4,786	10,198
Restructuring costs	2,075	—	2,435	—

Total operating expenses	65,375	62,248	103,984	111,093

Loss from operations	(17,328)	(46,239)	(41,829)	(78,618)

Interest income, net	1,585	2,884	2,943	6,437
Other income (expense), net	—	—	1,007	(39)

Net loss	$(15,743)	$(43,355)	$(37,879)	$(72,220)

Revenues.

Billable Services

        Billable services revenues for the three months ended December 31, 2001 were $41.0 million, which represented an increase of $40.9 million compared to the three months ended December 31, 2000. Billable services revenues for the six months ended December 31, 2001 were $48.7 million, which represented an increase of $48.2 million compared to the six months ended December 31, 2000. Billable services revenue increased as a result of the launch of the NetZero Platinum billable service plan during the March 2001 quarter and the acquisition of Juno in the September 2001 quarter, which added over 875,000 pay users to our billable services.

Advertising and Commerce

        Advertising and commerce revenues for the three months ended December 31, 2001 were $7.0 million, which represented a decrease of $8.9 million, or 56%, from $15.9 million for the three months ended December 31, 2000. Advertising and commerce revenues for the six months ended December 31, 2001 were $13.5 million, which represented a decrease of $18.4 million, or 58%, from $31.9 million for the six months ended December 31, 2000. Advertising and commerce revenues decreased as a result of the termination of several significant advertising agreements during 2001, the most significant of which were LookSmart and Cisco, decreased advertising inventory as a result of usage limitations imposed on our free services and overall softness in the online advertising market, including significant declines in advertising rates and the number of advertisers on our services. During the quarter ended December 31, 2000, we generated approximately $5.6 and $1.6 million of advertising and commerce revenues from LookSmart and Cisco, respectively, and during the six months ended December 31, 2000 we generated approximately $9.5 and $3.4 million of advertising and commerce revenues from LookSmart and Cisco, respectively.

Cost of Billable Services.

        Cost of billable services for the three and six months months ended December 31, 2001 was $23.2 million and $31.5 million, respectively. Cost of billable services increased over the prior year periods as a result of the launch of the NetZero Platinum billable service plan during the March 2001 quarter and the acquisition of Juno in the September 2001 quarter, which added over 875,000 pay users to our billable services. Prior to the March 2001 quarter we did not have any pay users and billable service revenues related to sales of CD's, which were $0.1 million and $0.5 million for the three and six months ended December 31, 2000, respectively.

Cost of Free Services.

        Cost of free services for the three months ended December 31, 2001 were $8.7 million, which represented a decrease of $12.9 million, or 60%, from $21.6 million for the three months ended December 31, 2000. Cost of free services for the six months ended December 31, 2001 were $21.9 million, which represented a decrease of $18.0 million, or 45%, from $39.9 million for the six months ended December 31, 2000. Cost of free services decreased as a result of limitations imposed on our free users, which contributed to a 15% decline in the number of active users of our free services during the December 2001 quarter, a decrease in the average hourly cost of telecommunications services purchased, and a decrease in customer support costs associated with our free users, partially offset by an increase in the number of active free users as a result of our acquisition of Juno, which added over 2.1 million free users to our service.

Sales and Marketing.

        Sales and marketing expenses for the three months ended December 31, 2001 were $9.8 million, which represented a decrease of $5.9 million, or 38%, from $15.7 million for the three months ended December 31, 2000. Sales and marketing expenses for the six months ended December 31, 2001 were $14.2 million, which represented a decrease of $14.4 million, or 50%, from $28.6 million for the six months ended December 31, 2000. Sales and marketing expenses decreased as a result of decreased advertising and promotion expenses and decreased sales and marketing costs directly related to NetZero's former RocketCash subsidiary, partially offset by increased personnel-related costs as a result of our acquisition of Juno. Advertising and promotion expenses decreased by approximately $5.8 million and $13.1 million compared to the three and six months ended December 31, 2000, respectively.

Product Development.

        Product development expenses for the three months ended December 31, 2001 were $6.9 million, which represented an increase of $1.0 million, or 17%, from $5.9 million for the three months ended December 31, 2000. Product development expenses for the six months ended December 31, 2001 were $11.2 million, which represented an increase of $1.1 million, or 11%, from $10.1 million for the six months ended December 31, 2000. Product development costs increased as a result of increased personnel-related costs as a result of our acquisition of Juno, which were partially offset by a

$0.6 million decrease in product development costs as a result of the sale of substantially all of the assets of RocketCash in August 2001.

General and Administrative.

        General and administrative expenses for the three months ended December 31, 2001 were $7.5 million, which represented an increase of $1.3 million, or 21%, from $6.2 million for the three months ended December 31, 2000. General and administrative expenses for the six months ended December 31, 2001 were $14.5 million, which represented an increase of $3.6 million, or 33%, from $10.9 million for the three months ended December 31, 2000. General and administrative expenses increased as a result of increased personnel-related expenses and occupancy costs as a result of our acquisition of Juno and increased merger-related costs incurred in connection with our acquisition of Juno, which were partially offset by a decrease in costs as a result of the sale of substantially all of the assets of RocketCash in August 2001. Included in general and administrative expenses for the three and six months ended December 31, 2001 were $1.5 million and $1.6 million of merger-related expenses, respectively. These expenses relate to consulting fees incurred for the integration of Juno and NetZero's operations and bonuses paid to employees.

Amortization of Stock-based Charges

        Stock-based charges are attributable to the following operating expense line items:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Operating expenses:
Cost of billable services	$52,000	$—	$67,000	$—
Cost of free services	27,000	89,000	60,000	239,000
Sales and marketing	238,000	1,451,000	(154,000)	2,589,000
Product development	569,000	2,772,000	893,000	3,523,000
General and administrative	1,638,000	2,095,000	2,699,000	4,789,000

Total stock-based charges	$2,524,000	$6,407,000	$3,565,000	$11,140,000

        Amortization of stock-based charges for the three months ended December 31, 2001 were $2.5 million, which represented a decrease of $3.9 million, or 61%, from $6.4 million for the three months ended December 31, 2000. Pro forma amortization of stock-based charges for the six months ended December 31, 2001 were $3.6 million, which represented a decrease of $7.5 million, or 68%, from $11.1 million for the six months ended December 31, 2000. The decrease in amortization of stock-based charges is a result of the sale of our RocketCash subsidiary in the September 2001 quarter, the cancellation of issued securities that were previously being amortized over their vesting period and decreased stock-based charges associated with our acquisition of Simpli.com in August 2000. These decreases were partially offset by increased stock-based charges in connection with the accelerated vesting of restricted stock awards that occurred in October 2001.

Amortization of Goodwill and Intangible Assets.

        Amortization of goodwill and intangible assets for the three months ended December 31, 2001 and 2000 was $4.7 million, and $6.4 million, respectively. Amortization of goodwill and intangible for the six months ended December 31, 2001 and 2000 was $4.8 million and $10.2 million, respectively. These decreases were due to the write-down of goodwill and intangible assets totaling $48.6 million that was recorded during the March 2001 quarter, which reflected the amount by which the carrying amount of the intangible assets exceeded their respective fair market values. The write-down consisted of

$33.5 million for goodwill and $15.1 million of other acquired intangible assets and other assets. These decreases were partially offset by an increase in amortization of intangible assets resulting from our acquisition of Juno in the September 2001 quarter. In connection with this acquisition, we recorded $59.8 million in other intangible assets and $9.6 million in goodwill. The intangible assets are being amortized over periods ranging from one to seven years and we are not amortizing the goodwill associated with our acquisition of Juno in accordance with SFAS No. 142.

Restructuring Costs.

        During the six months ended December 31, 2001 we recorded approximately $2.4 million in restructuring costs, which consisted of $0.6 million in employee termination benefits paid to our employees and $1.8 million in lease exit costs, which includes a charge of approximately $0.8 million to write-off leasehold improvements associated with our former offices in New York. In an effort to streamline our operations in response to changing market conditions, we reduced NetZero's workforce by approximately 93 employees during the six months ended December 31, 2001. Of the 93 employees terminated, 35 were in sales and marketing, 26 were in general and administrative, 23 were in product development, 6 employees were at RocketCash, and 3 were in network operations. In addition, we closed our regional sales offices in San Francisco and combined NetZero's and Juno's offices into one facility in New York.

Interest Income, Net.

        Interest income, net decreased as a result of lower average cash balances and reduced interest rates. The decrease in interest income, net was partially offset by decreased interest expense as a result of decreases in capital lease and notes payable balances.

Other Income (Expense), Net.

        Other income (expense), net for the six months ended December 31, 2001 was $1.0 million. During the quarter ended September 31, 2001, we sold substantially all of the assets of RocketCash and recognized a gain of approximately $1.0 million.

Income Taxes.

        As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a benefit for income taxes for the three and six months ended December 31, 2001 and 2000.

Liquidity and Capital Resources

        From our inception to December 31, 2001, operations have been financed primarily through the sale of equity securities, and, to a lesser extent, cash generated from its billable services and advertising and commerce revenues, net cash acquired from acquisitions, equipment lease financing. At December 31, 2001, we had approximately $125.8 million in cash, cash equivalents and short-term investments and approximately $6.6 million in restricted cash.

        For the six months ended December 31, 2001, net cash used for operating activities was $20.5 million consisting primarily of operating losses, a decrease in accounts payable and accrued expenses, partially offset by depreciation and amortization, stock-based charges, a reduction in restricted cash accounts receivable, and other assets and an increase in deferred revenue. For the six months ended December 31, 2000 net cash used for operating activities was $50.0 million which consisted of operating losses, increases in other assets and accounts receivable, partially offset by depreciation and amortization, stock-based charges, and an increase in accounts payable and accrued expenses.

        For the six months ended December 31, 2001, net cash provided by investing activities was $26.4 million of which $32.3 million represented the net cash acquired from the acquisition of Juno, offset by $6.7 million net purchases of short-term investments. For the six months ended December 31, 2000, cash used for investing activities of $50.4 million consisted of net purchases of short-term investments for $39.6 million, cash paid for acquisitions, net of cash acquired of $7.4 million and capital expenditures of $3.4 million.

        Net cash used for financing activities was $5.6 million for the six months ended December 31, 2001 and related to payments on capital lease and notes payable obligations, and common stock repurchases. In the six months ended December 31, 2000 cash used for financing activities was $4.4 million and related to payments on capital lease and notes payable obligations.

        Our original business model of offering free Internet access was predicated on deriving revenues from a variety of advertising and online commerce-related arrangements. However, softness in the advertising market and reduced Internet advertising rates have resulted in declining advertising revenues. We have limited visibility as to when, or if, online advertising rates will stabilize or increase, and recognize that they may continue to decrease. We have taken steps to address our declining advertising revenues by focusing efforts on billable services and implementing restrictions designed to decrease the costs of our free services. In addition, we have implemented limitations on operating expenses, particularly with regard to our marketing expenses. We have substantially built out our network infrastructure and, in the near term, do not foresee the need for the same level of capital expenditures we have experienced in the past. In order to generate positive cash flow, we must continue to increase revenues from billable services and maintain or increase advertising revenues while controlling telecommunications costs, operating expenses and capital expenditures. Many factors will impact our ability to grow revenues including, but not limited to, the number of users who sign up for billable services, the growth or reduction in our user base, the Internet advertising market, and our ability to sell our existing products and develop new revenue-generating products. We cannot assure you that we will be able to maintain or grow our pay users. In addition, as a result of implementing limitations on our free services, we anticipate that we may lose a number of our active free users. There can be no assurance that we will be able to effectively manage our business to decrease our cash flow deficit.

        We are continuing to integrate the operations of NetZero and Juno, and, as a result, we expect to incur between $4.6 and $6.6 million in restructuring and merger-related costs over the next 15 months. We anticipate that we will realize further synergies in the future particularly in the areas of customer support and billing. However, there can be no assurance that we will be able to successfully integrate all of the operations of NetZero and Juno and realize all such synergies.

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

        We currently anticipate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, if we are not successful in generating sufficient cash flow from operations, we may need to raise additional capital for a variety of reasons including, without limitation, to fund our operations, expand our marketing activities, develop new or enhance existing services or products to respond to competitive pressures or to acquire complementary services, businesses or technologies. We may need to raise additional capital through public or private financings, strategic relationships or other arrangements. This additional funding, if needed, might not be available to us on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on the business, results of operations and financial condition. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

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

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company will apply the new accounting rule beginning July 1, 2002 and is in process of evaluating the impact of adopting SFAS No. 144.

Future results of operations may vary due to certain factors

        Our operating results may fluctuate substantially in the future as a result of a variety of factors, many of which are outside of our control, including those discussed elsewhere in this Form 10-Q. While we currently intend to limit operating expenses and to gain synergies as a result of integrating the operations of NetZero and Juno, we may increase our operating expenses and capital expenditures for a variety of reasons including, without limitation, unanticipated growth in our user base, expansion of our sales and marketing efforts, enhancement of the features and functionality of our services, the development of new services and products, costs associated with integrating acquired companies, upgrading our internal network infrastructure, pursuing new distribution channels and hiring new personnel across all levels of the organization. Expenditures in each of these categories may vary significantly from period to period. While some expenses are fixed in the short-term, total operating expenses are principally determined on the basis of anticipated growth in revenues. There are risks associated with the timing and achievement of revenue targets due to a variety of factors, and there can be no assurance that revenues will increase commensurately with expenses. As a result of these and other factors, operating results may vary substantially from quarter to quarter.

        Seasonal trends could affect both costs and revenues generated. To the extent that expenses depend significantly on the amount of usage by subscribers, any seasonal fluctuations in Internet usage could affect expenses during such periods of fluctuation. We anticipate that the summer and year-end vacation and holiday periods will impact user traffic levels. Moreover, the rate at which new users sign up for our service may be related to gifts or purchases of personal computers, which typically increase during the fourth calendar quarter because of the holiday season and may decline during other periods. As a result, billable subscriber registration may be subject to seasonality. However, because our business model has changed and our operating history is limited, it is difficult to accurately predict these trends and plan accordingly. Since operating expenses are based on expectations of future revenues, it is possible that seasonal fluctuations could materially and adversely affect our business, results of operations and financial condition.

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

        The timing of implementation of any further limitations on our free services may impact billable subscriber registrations as well as the number of active subscribers on our free services. In October 2001, we implemented additional limitations on NetZero's free service. This resulted in a substantial increase in sign-ups for our billable services in October and a decrease in the number of active free users. Quarterly fluctuations in our subscriber base, both free and pay, may not be indicative of an ongoing trend.

        Our billable services revenues and financial results are dependent on the number of pay users on our service. Each month, a significant number of our pay users cancel their service for a variety of reasons. During 2001, the number of new pay users signing-up for our services has exceeded the number of users canceling their service, in part as a result of limitations imposed on our free services. Increasing our pay user base involves two components: converting our free service users to our billable services and gaining new pay users who have not previously used our free service. We have experienced, and may in the future experience, decreases in our free user base, which we believe will cause us to rely more heavily on signing up more pay users who have not previously used our free service. In addition, as our pay user base grows, we are required to obtain an increasing number of pay users to replace the users who cancel their service. We are competing directly with other billable service offerings and there is no assurance we will achieve success in signing up new pay users. The average cost to acquire a new pay user in our industry is significantly higher than we anticipate spending, and there is no assurance that we will be able to acquire new pay users at a reasonable acquisition cost. If we experience decreases in the number of new pay users signing up from our billable services, our pay user base is likely to decrease, and our business, results of operations and financial position will be adversely impacted.

        We have previously experienced reductions in advertising and commerce revenues from material customers and may experience additional reductions in the future. Our advertising agreement with LookSmart was terminated on January 19, 2001. After the termination of the LookSmart agreement, we experienced a significant decline in revenues derived from search functionality on our start page and we do not anticipate generating the amount of revenue from our start page that we historically experienced. In addition, we derived approximately 5% of our revenues for the quarter ended December 31, 2001 from our agreement with General Motors Corporation. While we have a long-term relationship with General Motors Corporation, they were recently provided reductions in their advertising obligations and may be provided additional reductions in the future. We can give no assurance that we will continue to derive the amount of anticipated revenues from General Motors. The termination or renegotiation of material agreements, as well as the timing of orders under material agreements, may cause significant fluctuations in our quarterly advertising and commerce revenues. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to maintain or renew our material agreements or to replace such agreements with similar agreements with new customers.

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

Costs associated with the Merger.

        We have paid approximately $13.4 million in restructuring and merger-related costs in connection with the Merger and the integration of NetZero's and Juno's operations and anticipate paying additional costs over the next fifteen months. Costs that have yet to be paid include additional employee termination benefits, early contract and lease termination costs, employee stay bonuses and other exit costs. While these additional costs are estimated to be between $4.6 million and $6.6 million, there can be no assurance that actual costs will not exceed estimated amounts.

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

        Both NetZero and Juno have a history of losses and there is no assurance that we will ever become profitable. NetZero incurred net losses of approximately $334.5 million from its inception in July 1997 through September 30, 2001. Juno incurred net losses of approximately $191.3 million from its inception in June 1995 through September 30, 2001. In the quarter ended December 31, 2001, United Online incurred net losses of approximately $15.7 million. Although our strategy is to increase revenues and maximize the profitability of both companies, we cannot assure you that we will be successful in doing so, or that we will achieve profitability. We may never be successful in implementing our business strategies or in addressing the risks and uncertainties facing our company. Even if we do implement these strategies and address these risks successfully, our business may never become cashflow positive or profitable. Were we to achieve profitability for any particular period, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis thereafter. If we fail to achieve and maintain profitability, the market price for our common stock would suffer.

Our business is subject to fluctuations that may negatively impact the price of our common stock.

        NetZero's and Juno's revenues, expenses and operating results have varied in the past and ours may fluctuate significantly in the future due to a variety of factors including, without limitation, fluctuations in our pay and free user base, changes in the number of hours subscribers use our services, changes in our business model and service offerings, changes in the market for Internet advertising, the effect of material contracts with advertisers and vendors and fluctuations in marketing and telecommunications expenses. In addition, our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. We cannot assure you that the expectations or projections made by our management will be achieved by us. Furthermore, we may be unable to adjust spending quickly enough to offset any revenue shortfall, which may cause our business and financial results to suffer.

        Due to all of the above factors and the other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the projections of our management and expectations of public market analysts and investors. In this event, the price of our common stock is likely to fall.

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

        We also face competition from companies that provide broadband Internet access. We do not currently provide broadband services. It is uncertain whether we will offer broadband services in the future. Our failure to develop and implement a broadband strategy will adversely impact our ability to compete for new users.

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

Restrictions on our free services may result in significant reductions in our free user base.

        NetZero and Juno have from time to time implemented restrictions and limitations on their free services. As a result of these measures and other factors, we have experienced a decline in our free user base and a decrease in the number of new users registering for our free services.

        These measures may adversely impact our reputation as a provider of free services and make it more difficult to recruit new free users. Since a portion of our strategy is to increase our pay user base by converting free users to pay users, reductions in our free user base may adversely impact this strategy in the long-term. There can be no assurance that these measures will not adversely impact our business.

If we are unable to grow our pay user base, we may not be able to generate revenues.

        Growth in our pay user base will be critical to our future success. Increasing our pay user base involves two components: converting our free service users to our pay service and gaining new pay users who have not previously used our free service. We have experienced, and may experience in the future, decreases in our free user base, which we believe will cause us to rely more heavily on signing up more pay users who have not previously used our free service. In addition, as our pay user base grows, we are required to obtain an increasing number of pay users to replace the users who cancel their service. We are competing directly with other pay service offerings and there is no assurance we will achieve success in signing up new pay users. The average cost to acquire a pay subscriber in our industry is significantly higher than we anticipate spending, and there is no assurance that we will be able to acquire new pay users at a reasonable acquisition cost. If we experience decreases in our pay user base, our business, results of operations and financial position will be adversely impacted.

        We are relying on the migration of free users to pay users as a major source of subscribers to our pay services. Since July 1998, Juno has advertised to its free users encouraging them to upgrade and NetZero initiated a similar campaign in March 2001. There is a risk that repeated exposure to their advertisements may cause their effectiveness to decline. Furthermore, to the extent that our number of active free subscribers declines, we will have a smaller pool of free subscribers to solicit, further reducing the absolute number of potential migrations to our pay services. The rate at which users of the free service upgrade to our pay services has from time to time declined and may continue to decline, which would adversely impact our ability to retain or grow our pay user base.

If we are unable to retain subscribers, our business and financial results will suffer.

        Our business and financial results are dependent on the number of subscribers to our services. Our number of active subscribers has a significant impact on our ability to attract advertisers, the number of advertising impressions we have available to sell, and on how many billable service subscribers we can potentially acquire by soliciting users of our free service. Our number of billable service subscribers is critical to our ability to generate revenues. Each month, a significant number of subscribers cancel their service or become inactive and the vast majority of registered users are not actively using our services. This is due to competition, the imposition of limitations on free services, changes in pricing plans and other factors. In addition, there may be significant overlap between NetZero's and Juno's active free user bases, so the actual combined active user base may be less than anticipated.

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

        The FTC has been investigating the advertising, billing and cancellation practices of various Internet-related companies, including Juno. As a result of this investigation, Juno and the FTC entered into a consent agreement, which was approved by the FTC on June 29, 2001, after a public comment period. The consent agreement provides for redress payments and specific disclosures or notices regarding, among other things, the cost of its Internet access services, its cancellation terms and local versus long-distance charges, as well as the requirement to provide adequate customer support to process subscriber cancellations. The compensatory payments made to date pursuant to the agreement have not been material. There can be no certainty as to what impact the FTC order, or any other action that may be taken by the FTC, will have on our business.

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

The provision of Internet access for free creates substantial risks.

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

        Our marketing activities may be insufficient to increase or maintain the size of our subscriber base and may be insufficient to develop or maintain awareness of our services. NetZero and Juno have relied on a variety of cash-intensive subscriber acquisition activities in the past, including the distribution of CDs, the acquisition of competitors, fee-based referral agreements and extensive advertising. These activities may be curtailed in the future, although there is no assurance that subscriber acquisition costs will decrease. If we incur costs in implementing marketing campaigns without generating sufficient new subscribers to our services, or if capital limitations or other factors prevent us from implementing marketing campaigns, or if marketing campaigns undertaken by competitors cause attrition in our subscriber base, our business and financial results will suffer.

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

        A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. Each of NetZero and Juno has previously experienced reductions in revenues from material customers. For example, LookSmart, General Motors and Cisco have been material customers of NetZero. The LookSmart agreement was terminated in January 2001 and the Cisco agreement was terminated in August 2001. NetZero was not able to replace either agreement with a comparable arrangement. While the relationship with General Motors Corporation is long-term, they were recently provided reductions in their advertising obligations and may be provided additional reductions in the future. We can give no assurance that we will continue to derive the amount of anticipated revenues from General Motors.

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

        Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network services we require. Several vendors have ceased operations or ceased offering the services we require, causing us to switch vendors. In addition, several vendors are experiencing significant financial difficulties and may be unable to perform satisfactorily or to continue to offer their service. The loss of vendors has resulted, and may in the future result, in increased costs, decreased service quality and the loss of users. Certain of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors, and could choose to grant those competitors preferential network access or pricing. Many of our telecommunications providers compete, or have announced an intention to compete, with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, results of operations and financial condition.

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

We may not successfully develop and market new products in a timely or cost-effective manner; consumers or advertisers may not accept our new products.

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

        In addition, both Juno and NetZero have engaged in lawsuits and expended significant resources attempting to enforce their proprietary rights. We may attempt to enforce our proprietary rights in the future, which could result in significant costs without a corresponding economic or competitive benefit.

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

        The future success of our business will depend on the security of our network and, in part, on the security of the network infrastructures of our third-party telecommunications service providers. In addition, the sending of "spam" through our network could result in third parties asserting claims against us. Unauthorized or inappropriate access to our computer systems, including by current or former employees, could potentially jeopardize the security of confidential information, including credit card information, and that could cause losses to our users or us. Users or third parties may also potentially expose us to liability by "identity theft." Users or others may assert claims of liability against us as a result of any failure by us to prevent these network malfunctions and security breaches. Although we intend to use industry-standard security measures, such measures have been circumvented in the past, and we cannot assure you that these measures will not be circumvented in the future. We also cannot assure you that the security measures of our third-party network providers, providers of billing or customer services or other vendors will be adequate. In addition to potential legal liability as a result of computer viruses or other inappropriate uses or security breaches, we may have to interrupt, delay, or temporarily cease service to our users, which could have a material adverse effect on our revenues and could also result in increased user turnover.

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

        Our business and financial results depend, in part, on the availability and quality of live technical and customer service support services. We outsource most of these functions from ClientLogic Corporation. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that ClientLogic becomes unable or unwilling to offer these services to us. At times, Juno's subscribers have experienced lengthy waiting periods to reach representatives trained to provide the technical or customer support they require. Maintaining desired customer support levels may require significantly more support personnel than are currently available to us, or significantly greater expense than we feel it is appropriate, or than we are able, to incur. If our relationship with ClientLogic terminates and we are unable to enter into a comparable arrangement with a replacement vendor, if our current vendor is unable to provide the quality and quantity of service required, or if we are unable to develop internally the additional customer service and technical support capacity we expect to need, our business and financial results will suffer.

We are dependent on third-party software to accurately bill subscribers to our various pay services.

        The operation of our pay services requires the accurate operation of billing system software by us and our development of policies designed to reduce the incidence of credit card fraud and other forms of "chargebacks." If errors, defects or malfunctions occur in the operation of our billing system, we could erroneously overcharge customers or under-collect revenue, either of which could hurt our business and financial results.

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

        NetZero and Juno are currently parties to pending legal actions against them. Defending against these lawsuits may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions.

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

        Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources. There can be no assurance that we will be able to identify and hire adequate replacement staff promptly, or at all. Both Juno and NetZero have engaged in significant staffing reductions and additional staffing reductions may take place. These reductions may make it more difficult for us to integrate the businesses of NetZero and Juno, manage existing, or establish new, relationships with advertisers, vendors and other parties, or to integrate, expand and improve our service offerings. Our business and financial results could suffer as a result of the staff reductions undertaken to date and from any future staff reductions and attrition that might occur.

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

        Consumer protection laws and enforcement actions regarding advertising and user privacy, especially relating to children, are becoming more prevalent. The FTC has conducted investigations into the privacy practices of companies that collect information about individuals on the Internet and has also investigated a variety of Internet service providers, including Juno, in connection with marketing and disclosure practices. Various state agencies as well as individuals have also asserted claims against, or instituted inquiries into, Internet service providers, including Juno and NetZero, in connection with marketing and disclosure practices. There is no assurance that our services and business practices, or changes to our services and business practices, will not subject us to claims and liability. The enactment of any additional laws or regulations in this area, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could cause our business to suffer and adversely impact our results of operations.

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

        Seasonal trends could affect the advertising revenues we generate from operating our Internet services. To the extent that our advertising revenues depend on the amount of usage by our users, seasonal fluctuations in Internet usage could affect our advertising revenues during these periods of fluctuation. In addition, the rate at which new users sign up for our services may vary during certain seasons and holiday periods. Because our operating history is so limited, it is difficult for us to accurately predict these trends and plan accordingly. Since our operating expenses are based on our expectations of future revenues, it is possible that seasonal fluctuations could materially and adversely affect our revenues and our operating results.

Risks Related to the Market for Our Common Stock

NetZero's and Juno's stock prices have been highly volatile; our stock price may be highly volatile and may cause limitations on the trading market for our stock.

        The market price of NetZero's and Juno's common stock fluctuated significantly in the past. The market price of our common stock has fluctuated significantly since our stock began trading on the Nasdaq National Market in September and it is likely to continue to be volatile with extreme volume fluctuations. The Nasdaq National Market, where most publicly held Internet companies are traded, has experienced substantial price and volume fluctuations. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance, and for this or other reasons we could continue to suffer significant declines in the market price of our common stock.

Future sales of our common stock may negatively affect our stock price.

        Approximately 39 million shares are currently outstanding and available for resale, subject to volume and manner of sale limitations applicable to affiliates under Rule 144. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

        Our executive officers, directors, and persons and entities affiliated with our executive officers or directors, own in the aggregate approximately 20% of our outstanding common stock. As a result of this concentration of ownership, our executive officers and directors will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of the Company that may adversely impact stockholders by preventing them from realizing a premium price for their stock in connection with a sale of the Company.

We have anti-takeover provisions which may make it difficult for a third party to acquire us.

        Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders because of a premium price offered by a potential acquiror. In addition, our board of directors adopted a stockholder rights plan on November 15, 2001, which is an anti-takeover measure that will cause substantial dilution to a person who attempts to acquire the company on terms not approved by our board of directors.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There have been no material developments in the legal proceedings discussed in our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2001 and, as of the date of this Report, there are no new material legal proceedings to report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On November 15, 2001, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock. The dividend was paid on November 26, 2001 to the stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one unit consisting of one one-thousandth of a share of its Series A junior participating preferred stock of the Company, at a price of $25 per unit.

        The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer which results in a person owning 15% or more of the Company's common stock. The Company will generally be entitled to redeem the rights at $0.001 per right at any time until 10 days after a public announcement that a 15% position in the Company's common stock has been acquired or that a tender or exchange offer which would result in a person owning 15% or more of the Company's common stock has commenced. The rights expire on November 26, 2011. For a more complete description of the terms of the rights, please see the rights agreement, dated as of November 15, 2001 by and between the Company and U.S. Stock Transfer Corporation, as rights agent, filed as an exhibit to this Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

No.	Exhibit
3.1*	Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws
3.3**	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below).
4.1**
Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B
10.1+	Amended and Restated Registration Rights Agreement

10.2+	Lease Agreement between Westlake Gardens and Registrant
10.3+	2001 Employee Stock Purchase Plan
10.4+	2001 Stock Incentive Plan
10.5+	2001 Supplemental Stock Incentive Plan
10.6+	Employment Agreement between the Registrant and Mark R. Goldston
10.7+	Amendment to Employment Agreement between the Registrant and Mark R. Goldston
10.8+	Stock Pledge Agreement between Registrant and Mark R. Goldston
10.9+	Note Secured by Stock Pledge Agreement made by Mark R. Goldston in favor of Registrant
10.10+	Employment Agreement between the Registrant and Charles S. Hilliard
10.11+	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard
10.12+	Stock Pledge Agreement between Registrant and Charles S. Hilliard
10.13+	Note Secured by Stock Pledge Agreement made by Charles S. Hilliard in favor of Registrant
10.14+	Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.15+	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.16+	Employment Agreement between the Registrant and Brian Woods
10.17+	Amendment to Employment Agreement between the Registrant and Brian Woods
10.18	Form of Note Secured by Stock Pledge Agreement made by certain officers of the Company in favor of Registrant
10.19	Form of Stock Pledge Agreement between Registrant and certain officers of the Company
10.20	Form of Restricted Stock Purchase Agreement between Registrant and certain officers of the Company

*
Incorporated by reference from the exhibits to the Current Report on Form 8-K filed by Registrant with the SEC on October 1, 2001 (File No. 333-63704).

**
Incorporated by reference from the exhibits to the Current Report on Form 8-K filed by Registrant with the SEC on November 23, 2001 (File No. 333-63704).

+
Incorporated by reference from the exhibits to the Quarterly Report on Form 10-Q filed by Registrant with the SEC on November 14, 2001 (File No. 333-63704).

(b)
Reports on Form 8-K.

1.
On October 1, 2002, the Registrant filed a Current Report on Form 8-K to report that, on September 25, 2001, pursuant to the Agreement and Plan of Merger, dated as of June 7, 2001, by and among NetZero, Juno, United Online and two acquisition subsidiaries of United Online, NetZero and Juno became wholly-owned subsidiaries of United Online.

2.
On November 23, 2001, the Registrant filed a Current Report on Form 8-K to report that, on November 15, 2001, the Registrant's board of directors adopted a Stockholder Rights Plan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ONLINE, INC. (REGISTRANT)
Dated: February 14, 2002	By:	/s/ CHARLES S. HILLIARD Charles S. Hilliard Executive Vice President, Finance and Chief Financial Officer
Dated: February 14, 2002	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Vice President, Finance and Treasurer Chief Accounting Officer

INDEX TO EXHIBITS

No.	Exhibit
3.1*	Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws
3.3**	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below).
4.1**
Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B
10.1+	Amended and Restated Registration Rights Agreement
10.2+	Lease Agreement between Westlake Gardens and Registrant
10.3+	2001 Employee Stock Purchase Plan
10.4+	2001 Stock Incentive Plan
10.5+	2001 Supplemental Stock Incentive Plan
10.6+	Employment Agreement between the Registrant and Mark R. Goldston
10.7+	Amendment to Employment Agreement between the Registrant and Mark R. Goldston
10.8+	Stock Pledge Agreement between Registrant and Mark R. Goldston
10.9+	Note Secured by Stock Pledge Agreement made by Mark R. Goldston in favor of Registrant
10.10+	Employment Agreement between the Registrant and Charles S. Hilliard
10.11+	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard
10.12+	Stock Pledge Agreement between Registrant and Charles S. Hilliard
10.13+	Note Secured by Stock Pledge Agreement made by Charles S. Hilliard in favor of Registrant
10.14+	Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.15+	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.16+	Employment Agreement between the Registrant and Brian Woods
10.17+	Amendment to Employment Agreement between the Registrant and Brian Woods
10.18	Form of Note Secured by Stock Pledge Agreement made by certain officers of the Company in favor of Registrant
10.19	Form of Stock Pledge Agreement between Registrant and certain officers of the Company
10.20	Form of Restricted Stock Purchase Agreement between Registrant and certain officers of the Company

*
Incorporated by reference from the exhibits to the Current Report on Form 8-K filed by Registrant with the SEC on October 1, 2001 (File No. 333-63704).

**
Incorporated by reference from the exhibits to the Current Report on Form 8-K filed by Registrant with the SEC on November 23, 2001 (File No. 333-63704).

+
Incorporated by reference from the exhibits to the Quarterly Report on Form 10-Q filed by Registrant with the SEC on November 14, 2001 (File No. 333-63704).

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
INDEX TO EXHIBITS