Form 10-Q
period 2002-03-31
UNITED ONLINE INC
filed 2002-05-14
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-33367

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

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/     No / /

        There were 40,195,647 shares of the registrant's common stock outstanding as of April 30, 2002.

        In this document, "United Online," the "Company," "we," "us" and "our" collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

UNITED ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	June 30, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,766,000	$60,087,000
Short-term investments	56,136,000	59,129,000
Restricted cash	6,102,000	13,524,000
Accounts receivable, net of allowance for doubtful accounts of $395,000 and $354,000 at March 31, 2002 and June 30, 2001	10,321,000	9,027,000
Other current assets	4,515,000	5,823,000

Total current assets	146,840,000	147,590,000
Property and equipment, net	20,823,000	28,877,000
Restricted cash	306,000	2,253,000
Goodwill	10,014,000	—
Intangible assets	51,865,000	1,466,000
Other assets	1,363,000	3,677,000

Total assets	$231,211,000	$183,863,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,458,000	$24,870,000
Accrued liabilities	9,848,000	5,756,000
Deferred revenue	14,723,000	4,404,000
Current portion of notes payable	—	1,710,000
Current portion of capital leases	4,399,000	4,852,000

Total current liabilities	53,428,000	41,592,000
Notes payable, less current portion	—	433,000
Capital leases, less current portion	53,000	2,881,000
Commitments and contingencies (Note 10)
Stockholders' equity (Note 8):
Common stock	4,000	3,000
Additional paid-in capital	541,019,000	460,991,000
Treasury stock	(3,512,000)	—
Notes receivable from officers	(1,562,000)	(829,000)
Deferred stock-based charges	(763,000)	(9,708,000)
Accumulated other comprehensive income	44,000	867,000
Accumulated deficit	(357,500,000)	(312,367,000)

Total stockholders' equity	177,730,000	138,957,000

Total liabilities and stockholders' equity	$231,211,000	$183,863,000

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Revenues
Billable services	$44,419,000	$1,778,000	$93,117,000	$2,316,000
Advertising and commerce	6,492,000	10,992,000	19,949,000	42,929,000

Total revenues	50,911,000	12,770,000	113,066,000	45,245,000

Operating expenses
Cost of billable services (including stock-based charges of $27,000 and $— for the quarters ended March 31, 2002 and 2001, and $96,000 and $— for the nine months ended March 31, 2002 and 2001, respectively)	22,073,000	2,810,000	53,615,000	3,035,000
Cost of free services (including stock-based charges of $— and $80,000 for the quarters ended March 31, 2002 and 2001, and $60,000 and $319,000 for the nine months ended March 31, 2002 and 2001, respectively)	6,786,000	22,227,000	28,764,000	62,379,000
Sales and marketing (including stock-based charges of $694,000 and $1,461,000 for the quarters ended March 31, 2002 and 2001, and $539,000 and $4,050,000 for the nine months ended March 31, 2002 and 2001, respectively)	11,578,000	12,490,000	25,576,000	43,667,000
Product development (including stock-based charges of $283,000 and $1,548,000 for the quarters ended March 31, 2002 and 2001, and $1,175,000 and $5,071,000 for the nine months ended March 31, 2002 and 2001, respectively)	6,378,000	6,760,000	18,459,000	20,394,000
General and administrative (including stock-based charges of $1,194,000 and $1,515,000 for the quarters ended March 31, 2002 and 2001, and $3,892,000 and $6,303,000 for the nine months ended March 31, 2002 and 2001, respectively)	7,125,000	6,706,000	24,289,000	22,413,000
Restructuring costs	680,000	—	3,115,000	—
Amortization of goodwill and intangible assets	4,685,000	6,539,000	9,471,000	16,737,000
Impairment of goodwill and intangible assets	—	48,622,000	—	48,622,000

Total operating expenses	59,305,000	106,154,000	163,289,000	217,247,000

Loss from operations	(8,394,000)	(93,384,000)	(50,223,000)	(172,002,000)

Interest income, net	1,082,000	1,996,000	4,025,000	8,394,000
Other income, net	58,000	—	1,065,000	—

Net loss	$(7,254,000)	$(91,388,000)	$(45,133,000)	$(163,608,000)

Unrealized gain (loss) on short-term investments	(468,000)	395,000	(823,000)	395,000
Comprehensive loss	$(7,722,000)	$(90,993,000)	$(45,956,000)	$(163,213,000)

Basic and diluted net loss per share	$(0.19)	$(3.95)	$(1.32)	$(7.27)

Shares used to calculate basic and diluted net loss per share	38,951,000	23,142,000	34,142,000	22,499,000

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(45,133,000)	$(163,608,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	23,679,000	28,653,000
Impairment of goodwill and intangible assets	—	48,622,000
Loss (gain) on sale of assets	(198,000)	71,000
Allowance for doubtful accounts	41,000	129,000
Stock-based charges, net	5,761,000	15,743,000
Other	(81,000)	(21,000)
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Restricted cash	9,369,000	(2,499,000)
Accounts receivable	3,148,000	5,677,000
Other assets	3,063,000	(4,176,000)
Accounts payable and accrued expenses	(17,160,000)	1,967,000
Deferred revenue	534,000	1,000,000

Net cash used for operating activities	(16,977,000)	(68,442,000)

Cash flows from investing activities:
Purchases of property and equipment	(871,000)	(4,919,000)
Purchase of patent rights	(18,000)	(408,000)
Purchase of short-term investments	(46,587,000)	(97,799,000)
Proceeds from sales and maturities of short-term investments	48,756,000	52,702,000
Proceeds from sale of assets	1,362,000	—
Cash paid for acquisitions, net of cash acquired	32,307,000	(7,721,000)

Net cash provided by (used for) investing activities	34,949,000	(58,145,000)

Cash flows from financing activities:
Payments on capital leases	(3,950,000)	(5,314,000)
Payments on notes payable	(2,143,000)	(1,208,000)
Proceeds from exercise of stock options	1,231,000	81,000
Proceeds from employee stock purchase plan	111,000	233,000
Common stock repurchases	(3,542,000)	(59,000)

Net cash used for financing activities	(8,293,000)	(6,267,000)

Change in cash and cash equivalents	9,679,000	(132,854,000)
Cash and cash equivalents, beginning of period	60,087,000	201,512,000

Cash and cash equivalents, end of period	$69,766,000	$68,658,000

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for acquisitions	$76,856,000	$49,802,000

Notes receivable from officers in connection with the exercise of stock options	$700,000	$—

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business.

        United Online, Inc. ("United Online" or the "Company") is a leading provider of value-priced Internet access services. The Company was incorporated in Delaware in June 2001 and was formed in connection with the merger of NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno") into two of United Online's wholly-owned subsidiaries, which was consummated on September 25, 2001 (the "Merger"). The Merger was accounted for under the purchase method of accounting and NetZero was the acquiror for financial accounting purposes. As a result of the Merger, NetZero and Juno each became wholly-owned subsidiaries of United Online.

        United Online, under the NetZero and Juno brands, offers consumers free and value-priced Internet access, e-mail and customizable navigation tools. The Company's services are currently available in more than 5,000 cities across the United States and Canada. In addition to offering consumers access to the Internet, United Online offers marketers the ability to deliver their messages through several online advertising channels to select users of the Company's services. United Online also offers advertisers and commerce partners a variety of additional online advertising products, including online market research and measurement services.

2.    Basis of Presentation.

        The condensed consolidated financial statements and notes for the nine months ended March 31, 2002 reflect the financial results of NetZero, as predecessor to United Online, prior to the Merger and the consolidated results of NetZero and Juno subsequent to the Merger. As a result, the operating results presented for the three and nine months ended March 31, 2001 exclude the results of Juno. In addition, since the operating results for the nine months ended March 31, 2002 only include Juno's results subsequent to the Merger, the results do not reflect the additional amortization expense that would have been incurred if the Merger had closed at the beginning of fiscal 2001.

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

        At March 31, 2002, the Company had cash, cash equivalents and short-term investments of approximately $125.9 million. The Company believes its existing cash, cash equivalents and short-term investments will be adequate to fund its operating activities, capital expenditures and other obligations for at least the next twelve months. However, additional capital may be needed in order to fund the Company's operations, expand marketing activities, develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company's existing cash resources and cash generated from operations are insufficient, additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding might not be available on acceptable terms, or at all. Failure to raise sufficient capital when needed could have a material adverse effect on the business, results of operations and financial condition of the Company. If additional funds are raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders will be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the common stockholders.

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

3.    Recent Accounting Pronouncements.

        In June 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or later).

        In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions do not apply until the Company applies the new accounting rules. The Company will be required to implement SFAS No. 142 in the first quarter of fiscal 2003. The Company is currently evaluating the impact of SFAS No. 142.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company will apply the new accounting rule beginning July 1, 2002 and is in process of evaluating the impact of adopting SFAS No. 144.

4.    Significant Accounting Policies.

Revenue Recognition

        Billable services revenues are recognized in the period in which the fees are fixed or determinable, the related products or services are provided to the user and, in circumstances where payment is not received in advance, collectibility is reasonably assured. Billable services revenue consists primarily of subscription fees that we receive from users of our fee-based Internet access services. We generally require that our subscribers pre-pay for their services, which results in the deferral of certain revenues into the period in which the related access services are provided. Billable services also consist of technical support fees charged to users on access plans that do not include free customer support.

        The Company also derives revenue from the sale of advertising, which includes banner advertisements, placements and sponsorships, referrals of users to other Web sites, performance-based agreements, e-commerce arrangements and advertising messages delivered to the Company's users via e-mail. Banner advertising and sponsorship revenues are recognized in the period in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company's obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. Revenues from performance-based arrangements are recognized as the related performance criteria are met. Referral revenues are recognized as referrals are made to advertisers' or sponsors' Web sites, provided that no significant Company obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured.

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

5.    Acquisitions.

        On September 25, 2001, NetZero and Juno became two wholly-owned subsidiaries of United Online. Juno is a leading provider of free and value-priced Internet access. The primary reasons for the Merger were to accelerate the Company's growth in pay subscribers, leverage NetZero's and Juno's operating and cost infrastructures to create a lower cost structure for providing Internet access than competitive Internet service providers, and to create a more attractive base of users for advertising customers.

        Under the terms of the merger agreement, entered into on June 7, 2001, NetZero common stockholders received 0.2000 of a share of United Online common stock for each share of NetZero common stock they owned, and Juno common stockholders received 0.3570 of a share of United Online common stock for each share of Juno common stock they owned. The Merger has been accounted for under the purchase method of accounting for business combinations. The purchase price of approximately $89.2 million, including transaction costs, was allocated to Juno's net assets based on their fair values. The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, was recorded as goodwill. The fair value of the United Online common stock issued was determined based on an average price per share of NetZero common stock on the dates surrounding the announcement of the execution of the merger agreement and the fair value of the Juno options assumed was determined based on the Black-Scholes option pricing model using a weighted average expected life of five years, 0% dividend, volatility of 120%, and a risk-free interest rate of 5%. A summary of the purchase price and net assets acquired in the Merger as of March 31, 2002 is as follows:

Purchase Price

Fair value of common stock issued	$76,856,000
Fair value of Juno options assumed	4,410,000
Acquisition costs	7,978,000

Total purchase price	$89,244,000

Net Assets Acquired

Asset Classification	Estimated Fair Value	Estimated Amortizable Life
Net tangible assets	$19,430,000	—
Intangible assets:
Acquired customers	53,700,000	1-4 years
Software and technology	3,600,000	4-5 years
Trademark / brandname	2,300,000	5-7 years
Other miscellaneous	200,000	1 year

Total intangible assets acquired	59,800,000

Goodwill	10,014,000

Total net assets acquired	$89,244,000

        The following summary unaudited pro forma financial information for the nine months ended March 31, 2002 and 2001 assumes that the Merger and other acquisitions made during the nine months ended March 31, 2002 and 2001 had occurred at the beginning of each period presented:

	Nine months ended March 31,
	2002	2001
Net revenues	$140,974,000	$134,394,000
Net loss	$(46,875,000)	$(233,559,000)
Net loss per share	$(1.21)	$(6.17)

6.    Acquisition and Restructuring Costs.

        In connection with the Merger, United Online incurred the following acquisition costs, which have been capitalized and included as part of the purchase price (see Note 5):

Employee termination benefits	$3,844,000
Investment banking, accounting and legal costs	2,301,000
Early contract termination fees	1,833,000

Total	$7,978,000

        Immediately following the Merger, United Online reduced Juno's workforce by 49 employees and recorded employee termination benefit charges of $3.8 million. Of the 49 employees terminated, 35 were in general and administrative, 11 were in sales and marketing and the remaining three were in product development functions. As of March 31, 2002, all of the employee termination benefits and other acquisition costs have been paid.

        During the nine months ended March 31, 2002, the Company recorded approximately $3.1 million in restructuring costs, which consisted of $0.8 million in employee termination benefits and $2.3 million in lease exit costs, which includes a charge of approximately $0.8 million to write off leasehold improvements associated with our former offices in New York. In an effort to streamline our operations in response to changing market conditions, we reduced our workforce by approximately 101 employees during the nine months ended March 31, 2002. Of the 101 employees terminated, 43 were in sales and marketing, 26 were in general and administrative, 23 were in product development, six employees were at our former RocketCash subsidiary, and three were in network operations. In addition, we closed our regional offices in San Francisco and Providence, Rhode Island and combined NetZero's and Juno's New York offices into one facility.

        In connection with the Company's effort to streamline its operations, the Company completed the sale of one of its subsidiaries, RocketCash Corporation, in August 2001. The sale included substantially all of the assets of RocketCash and resulted in net cash proceeds to the Company of approximately $1.2 million. During the twelve months ended June 30, 2001, RocketCash had revenues and operating losses of $0.3 and $38.3 million, respectively. Included in RocketCash's operating losses was a charge to write down goodwill and intangible assets of $21.7 million, which was incurred during the March 2001 quarter.

        The Company anticipates incurring additional restructuring and merger-related charges of between $3.0 and $4.0 million over the next 12 months. These charges relate to employee stay bonuses for certain Juno employees that will be paid in March 2003 and are being expensed evenly over the period of performance, additional lease exit costs, and other fees and costs related to the early termination of certain contracts. These costs will be charged to operating expenses, primarily general and administrative, during the period in which they are incurred.

7.    Concentration of Credit Risk.

        At March 31, 2002, one customer comprised approximately 20% of the accounts receivable balance. At June 30, 2001, two customers comprised approximately 36% and 12% of the consolidated accounts receivable balance. For the three and nine months ended March 31, 2002, we did not have any individual customers that comprised more than 10% of total revenues. For the three and nine months ended March 31, 2001, three customers comprised 20%, 14% and 11% of revenues, and three customers comprised 25%, 12% and 11% of revenues, respectively.

8.    Equity.

NetZero and Juno Merger

        On September 25, 2001, each share of NetZero common stock issued and outstanding was converted into 0.2000 of a share of United Online common stock, and each share of Juno common stock issued and outstanding was converted into 0.3570 of a share of United Online common stock. Additionally, each outstanding stock option of NetZero and Juno was converted into an option to purchase that number of United Online common stock shares equal to the product of 0.2000 and 0.3570, respectively, multiplied by the number of shares of common stock underlying the option.

Preferred Stock

        The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001, of which 300,000 shares have been designated as Series A junior participating preferred stock. As of March 31, 2002, the Company had no shares issued and outstanding.

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

Common Stock

        The Company has authorized 300,000,000 shares of common stock with a par value of $0.0001. At March 31, 2002, the Company had 40,128,000 shares outstanding. At June 30, 2001, the Company had 25,146,000 shares outstanding.

Common Stock Repurchase Program

        On May 26, 2001, the Company's Board of Directors authorized a common stock repurchase program that allows United Online to repurchase, from time to time, up to $10 million of common stock over a one-year period. During the nine months ended March 31, 2002, the Company repurchased approximately 889,000 shares at an aggregate cost of approximately $3.5 million under the repurchase program.

Notes Receivable from Officers

        In January 2002, the Board of Directors authorized the Company to loan each of the Company's seven executive officers up to $200,000 for the exercise of certain stock options that had been previously awarded to the officers. The principal balance of the notes accrue interest at annual rates ranging from prime plus 1% to prime plus 2%, which is payable at the end of each calendar quarter. The principal balance of the notes becomes due in full on February 5, 2007. Additionally, the entire principal balance and any accrued interest become immediately payable 90 days following the termination of employment with the Company. The notes are full recourse obligations and are secured by the underlying shares. During the three months ended March 31, 2002, the Company loaned five of the seven officers a total of $700,000, which was used to exercise approximately 380,400 stock options.

Acceleration of Stock Options and Restricted Stock Awards

        In October 2001, the Board of Directors authorized that certain previously issued restricted stock awards immediately become fully vested. As a result, approximately 165,000 shares of restricted common stock became vested and the Company recorded a stock-based charge of $1.5 million during the December 2001 quarter.

        On March 28, 2002 the Board of Directors authorized the acceleration of approximately 525,000 previously unvested stock options and restricted stock awards for six employees, including four officers. In connection with this acceleration, the Company recorded a stock-based charge during the March 2002 quarter of $1.3 million.

9.    Net Loss per Share.

        The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Numerator:
Net loss	$7,254,000	$91,388,000	$45,133,000	$163,608,000

Denominator:
Weighted average common shares	40,031,000	25,057,000	35,330,000	24,625,000
Adjustment for common shares subject to repurchase	(1,080,000)	(1,915,000)	(1,188,000)	(2,126,000)

Adjusted weighted average common shares	38,951,000	23,142,000	34,142,000	22,499,000

Basic and diluted net loss per share	$(0.19)	$(3.95)	$(1.32)	$(7.27)

        The diluted per share computations exclude unvested common stock, warrants and options which were antidilutive. The number of antidilutive options, after application of the treasury stock method, excluded from the diluted net loss per share calculation for the three and nine months ended March 31, 2002 were 3,258,000 and 1,687,000, respectively. As of March 31, 2002, there were approximately 8.6 million options outstanding, with a weighted average exercise price of $12.52 per share. On May 7, 2002, the Board of Directors authorized the grant of approximately 1.8 million stock options with a exercise price of $8.65 per share.

10.  Commitments and Contingencies.

Capital Leases

        Future minimum lease payments under non-cancelable capital leases are as follows:

Quarter ended June 30, 2002	$1,297,000
Fiscal year ended June 30, 2003	3,423,000

Total minimum obligations	4,720,000
Less: amounts representing interest	(268,000)

Present value of minimum obligations	4,452,000
Less: current portion	(4,399,000)

Non-current portion	$53,000

Operating Leases

        The Company leases its facilities and certain network equipment under non-cancelable operating leases expiring at various periods through 2010. The leases generally contain annual escalation provisions as well as renewal options.

        Future minimum lease payments under operating leases are as follows:

Year Ended June 30,
2003	3,022,000
2004	1,876,000
2005	1,929,000
2006	1,780,000
Thereafter	4,294,000

Total	$12,901,000

Other Commitments

        Under the terms of several multi-year telecommunications services agreements with various service providers, the Company is currently contractually committed to purchase approximately $18.3 million, $10.3 million and $4.5 million in telecommunications services for the fiscal years ended June 30, 2003, 2004 and 2005, respectively.

Litigation

        In April 2001, NetZero and certain of its officers and directors were served with a complaint alleging violations of the federal securities laws. A number of other complaints have since been filed and/or served containing similar allegations. These complaints were brought as purported stockholder class actions under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints generally allege that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters of NetZero's initial public offering had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with initial public offering; and (ii) the underwriters had entered into agreements with customers whereby they agreed to allocate NetZero shares to those customers in the initial public offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices.

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

        Juno entered into subscriber referral agreements with two former providers of free Internet access, WorldSpy and Freewwweb, under which Juno is obligated to pay certain amounts based on the number of "Qualified Referred Subscribers" generated by referral activities specified in the agreements. A new Juno subscriber referred to Juno by WorldSpy or Freewwweb is a Qualified Referred Subscriber if he or she meets certain qualification criteria defined in the relevant subscriber referral agreement. Under the terms of these agreements, Juno has the right to settle the liabilities incurred in connection with acquiring the Qualified Referred Subscribers through the issuance of shares of its common stock. Freewwweb has filed a claim against Juno asserting that Juno is obligated to pay Freewwweb an amount in excess of $80 million under the terms of its subscriber referral agreement with Juno. The Company believes that Freewwweb's assertions are entirely without merit, that Freewwweb is not entitled to the additional consideration it seeks and that the likelihood that Freewwweb will be awarded any material compensation is remote. Juno has requested that the court rule on this issue, and is seeking unspecified monetary damages against Freewwweb. At March 31, 2002, the Company had liabilities recorded of approximately $4.0 million as an estimate of the remaining amounts owed under the agreements, which may be settled through the issuance of its common stock or the payment of cash. While the Company believes that the amount it has reserved is sufficient to pay the contractual Freewwweb liabilities, we cannot assure you that the outcome of the litigation will be positive or that the Company will not be required to pay Freewwweb an amount in excess of the amount currently reserved.

        The Company is subject to various other legal proceeding and claims, which arise in the ordinary course of business. The Company believes the amount, and ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company. We cannot assure you, however, that such actions will not be material or adversely affect the financial position, results of operations or cash flows of the Company.

11.  Subsequent Events.

        In April 2002, the Company sold its Simpli.com, Inc. subsidiary ("Simpli") for a 9.9% equity interest in the acquiring company. For the nine months ended March 31, 2002, Simpli had no revenues and operating losses of $3.5 million, which included stock-based charges of $2.0 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Words such as "anticipates," "expects," "intends," "plans," "believes," "may," "will" or similar expressions are intended to identify forward-looking statements. These forward looking statements include, but are not limited to, statements about our cash position, user base, revenues, expenses and capital requirements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The sections entitled "Risk Factors" in this Form 10-Q, our Registration Statement on Form S-4 as filed with the SEC on August 24, 2001, and our other filings with the SEC set forth some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

Overview

        United Online was incorporated in June 2001 and, on September 25, 2001, commenced operations following the Merger of NetZero and Juno into two of its wholly-owned subsidiaries. The Merger was accounted for under the purchase method of accounting for business combinations as an acquisition of Juno by NetZero, which is considered the predecessor company to United Online. Under the purchase method of accounting, the estimated cost of approximately $89.2 million, including transaction costs, has been allocated to the underlying net assets of Juno based on their estimated fair values. The excess of the purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The financial results of Juno have been included in United Online's results since the date of the Merger.

        We are a leading value-priced Internet Service Provider (ISP) offering Internet access in more than 5,000 cities across the United States and Canada. In addition to offering consumers access to the Internet, we offer marketers targeting capabilities through numerous online advertising channels. We also offer advertisers and commerce partners a variety of additional services, including referring our users to partners' Web sites and providing online market research and measurement services. We had approximately 1.6 million subscribers to our billable service plans at March 31, 2002 and approximately 5.2 million active users during the month of March 2002, including pay users. An "active" user is one who is a pay user or a free user that has logged onto our services during the preceding 31 day period.

        Juno launched its first service, a free dial-up email service, in April 1996. NetZero launched its free Internet access service in October 1998. Both Juno's and NetZero's free services were predicated on generating advertising revenues to fund their operations. Due to a variety of factors, including reductions in online advertising rates, both NetZero and Juno have taken various measures to limit the cost of providing free services and may take additional measures to further reduce such costs in the future.

        Juno started offering fee-based Internet services in 1998, and NetZero started offering fee-based Internet services in January 2001. Our current fee-based Internet services, NetZero and Juno Platinum, are offered through various pricing plans, and differ from our free services in that hourly and other limitations set for the free services do not apply and the services feature small toolbars without a persistent on-screen advertising banner.

Billable Services Revenues

        We currently offer billable Internet access services under a number of pricing plans, generally ranging from $4.95 to $29.95 per month. Currently, the most common pricing plan for our fee-based access services is $9.95 per month. However, we continually experiment with the use of a variety of pricing plans both in connection with offers extended to some of our existing subscribers and through external marketing channels. We intend to continue testing a variety of pricing plans in the future to determine their impact on profitability, pay user acquisition, conversion rates of free users to pay, and pay user retention rates. We continually evaluate the desirability and effectiveness of our pricing plans, and may in the future make changes to these plans. We may also offer promotions such as a free month of service or a discounted rate for an initial or prepaid period, as well as a wide range of discounted flat-rate plans. Future changes in our pricing plans and promotional discounts may adversely impact the number of pay users and the amount of billable services revenues we receive from such users.

        As of March 31, 2002, approximately 1.6 million pay users were subscribed to our various billable service plans. In October 2001, we reduced the number of hours per month that a household can use the NetZero free service from 40 to no less than 10 and eliminated the free service in certain geographical areas where telecommunications costs make the offering cost prohibitive. As a result we experienced a significant increase in pay users during the month of October and a decrease in our active free user base. We may experience periodic fluctuations in our pay user base in the future as a result of a number of factors including, but not limited to, the imposition of additional limitations on our free services; changes in our free user base; promotional free trial periods of our pay services; increases or decreases in our marketing expenditures; acquisitions; competitive factors, including competition in the value-priced segment of the ISP market; the effects of customer churn and seasonality; and changes in the prices of our billable services plans.

        We previously operated a broadband service, Juno Express. However, due to a variety of factors including the failure of several providers of the high-speed services, this broadband service was terminated. Juno previously entered into an agreement with AOL Time Warner to utilize their cable network to offer cable broadband services, but there are numerous operational and other issues that could impact whether Juno will offer these services over AOL Time Warner's cable systems in the near term, or at all. Furthermore, the agreement with AOL Time Warner is subject to termination by either party and is also subject to the approval of the Federal Trade Commission. In February 2002, we signed an agreement with Comcast Cable Communications Inc. to offer high-speed Internet service over Comcast's cable systems. We intend to offer this service in two markets in the near term. We do not anticipate significant costs or capital expenditures to launch this service, however we cannot assure you that there will not be unanticipated costs associated with offering this service. We also cannot assure you that we will be able to implement the service successfully, that the service will be offered on other than a limited basis or that we will generate a significant number of subscribers to the service.

        Billable services revenues are recognized in the period in which the fees are fixed or determinable, the related products or services are provided to the user and, in circumstances where payment is not received in advance, collectibility is reasonably assured. Billable services revenue consists primarily of subscription fees that we receive from users of our fee-based Internet access services. We generally require that our subscribers pre-pay for their service, which results in the deferral of certain revenues into the period in which the related access services are provided. Deferred revenues may be impacted between periods by the mix in pay users on prepaid multi-month plans versus pay users on prepaid monthly plans and the related timing of their prepayments. Billable services also consist of technical support fees charged to users on access plans that do not include free customer support.

Advertising and Commerce Revenues

        Our advertising and commerce revenues generally consist of fees from the placement of media, direct marketing agreements, referring our users to partners' Web sites, enabling customer registrations for partners, and fees from electronic commerce transactions. We also generate revenues from our online market research and measurement services.

        Banner advertising and sponsorship revenues are recognized in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company's obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. Revenues from performance-based arrangements are recognized as the related performance criteria are met. Referral revenues are recognized as referrals are made to advertisers' or sponsors' Web sites, provided that no significant Company obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. In some cases, we require prepayment of fees for advertising services, which results in the deferral of certain revenues into the period in which the related services are provided. Deferred revenue balances may be impacted between periods by the mix of advertisers prepaying for our advertising services and the timing of their prepayments.

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

        Due to market forces and other factors, our advertising and commerce revenues have historically, and may continue to fluctuate from period to period. We have experienced numerous sequential quarters of decreased advertising and commerce revenues, and we cannot assure you that we will not experience decreased revenues in sequential quarters in future periods. Factors impacting our advertising and commerce revenues include, but are not limited to, the state of the online advertising market, increases and decreases in our user base and reductions in advertising inventory available for sale.

        We have entered into barter transactions on an extremely limited basis. There is no barter revenue in the historical or pro forma revenues for the three and nine months ended March 31, 2002. In the historical results for the three and nine months ended March 31, 2001, barter revenue was less than 1% of advertising and commerce revenue. In the pro forma results for the three and nine months ended March 31, 2001, barter revenue was approximately 3% and 4%, respectively of advertising and commerce revenues.

Cost of Billable Services

        Cost of billable services includes direct costs that have been allocated to our billable services based on the aggregate hourly usage of our pay users as a percentage of total hourly usage of both our free and pay users. Allocated costs consist primarily of telecommunications costs, personnel and related overhead costs associated with operating our network and data centers and depreciation of network computers and equipment. In addition, cost of billable services includes direct costs incurred in providing technical and customer support and costs associated with providing customer billing and billing support.

        We have expended significant funds on our network infrastructure. While we may expend significant additional funds on capital expenditures in the future, such expenditures are dependent upon our expectation of user growth and usage patterns, the need to upgrade our existing network infrastructure, as well as needs associated with acquired businesses and new products. Telecommunications costs for network access are expensed as incurred. Our failure to accurately forecast usage could result in significant overcapacity, which would adversely impact our results of operations. Conversely, under-forecasting usage could adversely impact the ability of users to receive adequate service and adversely impact our reputation and our ability to maintain or increase our user base. We cannot assure you that we will be able to accurately forecast user requirements in the future.

Cost of Free Services

        Cost of free services includes direct costs that have been allocated to our free services based on the aggregate hourly usage of our free users as a percentage of total hourly usage of both our free and pay users. Allocated costs consist primarily of telecommunications costs, personnel and related overhead costs associated with operating our network and data centers, and depreciation of network equipment. In addition, cost of free services includes certain direct costs incurred in providing technical and customer support to our free users and certain costs associated with delivering advertising to our free users.

Sales and Marketing

        Sales and marketing expenses include advertising and promotion expenses, salaries, sales commissions, employee benefits, travel and related expenses for our direct sales force, customer services costs incurred to acquire new users, and sales support functions. We have expended significant amounts on sales and marketing, including national branding campaigns comprised of television, radio and print advertising, sponsorships and a variety of other promotions. Due to the timing of these promotions, amounts expended have varied significantly from period to period. Marketing costs may fluctuate significantly from quarter-to-quarter. Marketing and advertising costs to promote our products and services are expensed in the period incurred.

Product Development

        Product development expenses include expenses for the development of new or improved technologies and products, including salaries and related expenses for the software development and product management departments, as well as costs for contracted services, facilities and equipment.

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

Amortization of Goodwill and Intangible Assets

        Amortization of goodwill and intangible assets includes amortization of goodwill, acquired customers, purchased technologies and other identifiable intangible assets associated with our various acquisitions. At March 31, 2002, we had approximately $10.0 million in goodwill and $51.9 million in intangible assets primarily resulting from our acquisition of Juno on September 25, 2001. We expect to incur significant amortization expense in connection with the intangible assets in future periods. Since our acquisition of Juno was completed after June 30, 2001, we are not amortizing the goodwill acquired as a result of that acquisition in accordance with SFAS No. 142.

Amortization of Stock-Based Charges

        We recorded deferred stock-based charges in connection with the grant of stock options and restricted stock to employees, the imposition of restrictions on shares of stock held by founders and the issuance of restricted shares of stock in connection with prior acquisitions, which are being amortized over the vesting period of the applicable shares. We do not expect to incur significant amortization of stock-based charges in future periods.

Significant Financial Trends

        We have experienced significant growth in our billable services revenues and pay users as a result of the launch of the NetZero Platinum billable service plan during the March 2001 quarter and the acquisition of Juno in the September 2001 quarter. Growth in pay users has been positively impacted by, among other things, limitations imposed on our free services. While we believe that we will continue to grow our pay user base and billable services revenues, we do not expect that we will maintain the same rate of growth that we have recently experienced. We have also experienced declining advertising and commerce revenues over several quarters due to the loss of a number of significant advertising agreements and decreased advertising inventory as a result of limitations imposed on our free services. While we believe that pricing in the online advertising market has begun to stabilize, we anticipate slightly lower advertising and commerce revenues in the June 2002 quarter due to reduced usage of our free services as a result of seasonality.

        We expect average monthly revenue per user in the June 2002 quarter to be between $9.60 and $9.70 per month, which is consistent with the amount reported in the March 2002 quarter. Average monthly revenue per user is calculated by dividing billable services revenues for a period by the average number of billable subscribers for that period, calculated based on the number of billable subscribers at the beginning and end of such period. Fluctuations in the number of billable subscribers early or late in a period can cause average monthly revenue per user to be skewed higher or lower.

        We have recently experienced a decrease in the cost of billable services as a percentage of billable services revenues, and we expect cost of billable services as a percentage of billable services revenues to decrease modestly in the June 2002 quarter, primarily as a result of a full quarter of anticipated cost savings gained through the consolidation of NetZero's and Juno's billing and customer relationship management functions. Also, we have recently experienced a significant decline in the cost of free services. The limitations imposed on our free services have resulted in a decline in our telecommunications expense related to free uses and a decline in our active free user base. We anticipate that the active users of our free services may continue to decline and that, as a result, the cost of free services may also continue to decrease.

        We have significantly reduced our level of spending on marketing and promotion of our services over the last twelve months. Our future marketing and promotion spend may vary significantly from quarter-to-quarter and may impact our ability to grow our pay user base. Our ability to grow our pay user base will be impacted by a number of factors including, but not limited to, our ability to continue to attract new users to our services and successfully migrate our free users to billable services, the effects of competition and the success of our marketing efforts based on current levels of expenditure.

        We have significantly reduced our employee base over the last nine months, which has favorably impacted our personnel-related expenses associated with our sales and marketing, product development and general and administrative functions. In addition, we sold substantially all of the assets of our

RocketCash subsidiary in August 2001 and our Simpli subsidiary in April 2002. Also, we have consolidated and closed various regional offices, which has favorably impacted our occupancy costs. As a result of these initiatives, we have reduced significantly our product development and general and administrative expenses. We currently anticipate that during the June 2002 quarter such expenses will remain approximately at the level of expenses incurred during the March 2002 quarter.

Critical Accounting Policies and Estimates.

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts; impairment of long-lived assets; accounting for business combinations; and litigation contingencies.

Revenue recognition

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

        We recognize billable services revenues in the period in which fees are fixed or determinable and the related products or services are provided to the user. Our pay users generally pay in advance for their service by credit card, check or money order and revenue is then recognized ratably over the period in which the related services are provided. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured. A small percentage of our pay users are currently on payment plans that allow them to pay their outstanding balance by check or money order. We invoice these users on their sign-up or renewal date and typically allow them up to 60 days to pay their outstanding account balance. If we do not receive payment from these users within 60 days, their account is inactivated until their balance is paid. Based on historical collections activity for these users, we estimate the number of users for which collectibility is unlikely. For those users that we determine collection is unlikely, we do not recognize revenue until cash has been collected and their account is re-activated.

        Advertising and commerce revenues include targeted and non-targeted banner advertisements, placements and sponsorships, referrals of users to other Web-sites, performance-based agreements and advertising messages delivered to our users via e-mail. We recognize banner advertising and sponsorship revenues in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant obligations remain on our part, fees are fixed or determinable, and collection of the related receivable is reasonably assured. Our obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. We recognize revenues from performance- based arrangements as the related performance criteria are met. We recognize referral revenues as referrals are made to advertisers' or sponsors' Web sites, provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. In determining whether an arrangement exists, we ensure that a binding contract is in place, such as our standard insertion order or a fully executed customer specific agreement. We assess whether performance criteria have been met and whether our fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. Our reconciliation of the performance criteria includes a comparison of internally tracked performance data to the contractual performance obligation and to third party or customer performance data in circumstances where that data is available. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If we determine that collection is not reasonably assured, we do not recognize the revenues until collection becomes reasonably assured, which is generally upon receipt of cash.

Allowance for doubtful accounts

        Many of our advertising customers are Internet-based companies who are generating losses and do not have access to the capital markets. We often run advertising for such companies and determine that collectibility is not reasonably assured. In these instances we do not recognize revenues until the cash has been collected. Our estimate for the allowance for doubtful accounts related to other customers is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on the aging of the receivables. If circumstances change (e.g. higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

Accounting for business combinations

        The companies that we have acquired in the last two years have all been accounted for as purchase transactions. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

        The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ (i.e., the useful life of users may not be the same as the useful life of acquired technologies). Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

        Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As provided by the accounting rules, we use the one-year period following the consummation of acquisitions to finalize estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, we have obtained appraisals from third party valuation firms for certain intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, we used two approaches primarily, the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the above assumptions were made based on available historical information.

        The value of our intangible and other long-lived assets, including goodwill, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends or if future performance is below historical trends. We periodically review intangible assets and goodwill for impairment using the guidance in the appropriate accounting literature. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of goodwill.

Impairment of long-lived assets

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

        Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Litigation contingencies

        We are currently involved in certain legal proceedings, as discussed in Note 10 to our condensed consolidated financial statements. We record liabilities related to pending litigation when an unfavorable outcome is likely and our management can estimate the probable amount of loss. We have not recorded liabilities for some of our pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, we continually assess the potential liability related to all of our pending litigation. We currently believe that the liabilities recorded on our balance sheet are sufficient to cover pending litigation for which an unfavorable outcome is probable and for which we can estimate the loss.

Inflation

        We do not currently anticipate that inflation will have a material impact on our results of operations.

Results of Operations

        The historical consolidated results of operations reflect only the operating results of NetZero prior to September 25, 2001 as predecessor to United Online. Due to the Merger, many of the historical comparisons to the prior year are less meaningful and the trends indicated by such comparisons may not be indicative of the currently existing trends in the business. Accordingly, in order to improve comparisons, the following discussion of results of operations includes pro forma consolidated results of operations for the quarter ended March 31, 2001 and the nine months ended March 31, 2002 and 2001. These results reflect the combined results of NetZero and Juno as if the Merger had occurred at the beginning of each of the periods presented and include certain reclassifications of each company's historical operating results to conform to United Online's financial statement presentation.

Historical Three Months and Pro Forma Nine Months Ended March 31, 2002 Compared to
the Pro Forma Three and Nine Months Ended March 31, 2001

        The pro forma results for the quarter ended March 31, 2001 and the pro forma nine months ended March 31, 2002 and 2001 reflect the combined results of NetZero and Juno as if the Merger had occurred at the beginning of each of the periods presented and include certain reclassifications of each company's historical operating results to conform with United Online's financial statement presentation. In order to assess better the underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of certain items that management believes to be non-recurring or merger-related. These items are included in merger-related costs and are discussed in more detail herein. Certain amounts in the prior period's financial statements have been reclassified to conform to the presentation of the current period.

        The following table sets forth the historical selected unaudited consolidated statement of operations data (in thousands) for the three months ended March 31, 2002 and selected unaudited pro forma consolidated statements of operations data (in thousands) for the three months ended March 31, 2001 and the nine months ended March 31, 2002 and 2001:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Income Statement Data:
Revenues:
Billable services	$44,419	$24,691	$118,032	$63,975
Advertising and commerce	6,492	16,782	22,942	70,411

Total revenues	50,911	41,473	140,974	134,386
Operating expenses:
Cost of billable services	22,011	17,481	64,327	40,910
Cost of free services	6,786	28,869	31,538	93,078
Sales and marketing	10,844	18,913	28,912	76,796
Product development	5,920	8,638	19,749	25,309
General and administrative	5,881	11,256	22,716	33,310
Amortization of stock-based charges	2,198	4,819	5,787	24,964
Amortization of goodwill and intangible assets	4,685	11,125	14,055	30,495
Restructuring costs	680	—	3,115	—
Merger-related costs	300	—	3,099	—
Impairment of goodwill and intangible assets	—	48,622	—	48,622

Total operating expenses	59,305	149,723	193,298	373,484

Loss from operations	(8,394)	(108,250)	(52,324)	(239,098)

Interest income, net	1,082	2,642	4,384	11,177
Other income (expense), net	58	—	1,065	—

Net loss	$(7,254)	$(105,608)	$(46,875)	$(227,921)

Revenues.

Billable Services

        Billable services revenues for the three months ended March 31, 2002 were $44.4 million, which represented an increase of $19.7 million, or 79.8%, from pro forma $24.7 million for the three months ended March 31, 2001. Pro forma billable services revenues for the nine months ended March 31, 2002 were $118.0 million, which represented an increase of $54.0 million, or 84.4%, from $64.0 million for the nine months ended March 31, 2001. The increase in revenues is attributable to a 600,000, or 60%, increase in total billable subscribers from 1.0 million at March 31, 2001 to 1.6 million at March 31, 2002, and an increase in average monthly revenue per subscriber. The increase in billable subscribers was primarily due to the introduction of the NetZero Platinum billable service plan during the March 2001 quarter and limitations imposed on our free services. During the three and nine months ended March 31, 2002, average monthly revenue per user was approximately $9.69 and $9.74, respectively, compared to $9.01 and $8.29 for the three and nine months ended March 31, 2001, respectively. The increase in average monthly revenue per user is attributable to the introduction of new pay service plans during the nine months ended March 31, 2002 that resulted in higher average monthly revenue per user, the implementation of fee-based technical support and fluctuations in the number of beginning and ending pay subscribers during the periods.

Advertising and Commerce

        Advertising and commerce revenues for the three months ended March 31, 2002 were $6.5 million, which represented a decrease of $10.3 million, or 61.3%, from pro forma $16.8 million for the three months ended March 31, 2001. Pro forma advertising and commerce revenues for the nine months ended March 31, 2002 were $22.9 million, which represented a decrease of $47.5 million, or 67.5%, from $70.4 million for the nine months ended March 31, 2001. The decrease in revenues is attributable to the termination of several significant advertising agreements during 2001, the most significant of which were LookSmart Ltd. in January 2001 and Cisco in August 2001. During the three and nine months ended March 31, 2001 we generated approximately $3.3 million and $16.2 million of advertising and commerce revenues from LookSmart and Cisco combined. The remaining decrease in advertising and commerce revenues is attributable to decreased advertising inventory as a result of limitations imposed on our free services, decreased barter revenues from Juno and overall softness in the online advertising market including significant declines in advertising rates and the number of advertisers on our services. During the three and nine months ended March 31, 2002, we did not recognize any barter revenue compared to $0.5 million and $2.9 million in the three and nine months ended March 31, 2001.

Cost of Billable Services.

        Cost of billable services for the three months ended March 31, 2002 was $22.0 million, which represented an increase of $4.5 million, or 25.7%, from pro forma $17.5 million for the three months ended March 31, 2001. Pro forma cost of billable services for the nine months ended March 31, 2002 was $64.3 million, which represented an increase of $23.4 million, or 57.2%, from $40.9 million for the nine months ended March 31, 2001. The increase in cost of billable services is attributable to the increase in billable subscribers from 1.0 million at March 31, 2001 to 1.6 million at March 31, 2002. The increase in billable subscribers resulted in increased customer service and billing-related costs and increased telecommunications costs, partially offset by a decrease in average hourly telecommunications costs. Average hourly telecommunications cost decreased over 15% and 20% in the three and nine months ended March 31, 2002, respectively, compared to the three and nine months ended March 31, 2001, respectively. Cost of billable services as a percentage of billable services revenue improved to 49.6% and 54.5% for the three and nine months ended March 31, 2002, respectively, from 70.8% and 63.9% for the three and nine months ended March 31, 2001, respectively. The improvement is due to higher average monthly revenue per pay user, lower average hourly telecommunication costs as result of operating efficiencies gained through the consolidation of NetZero's and Juno's telecommunications networks, lower average monthly usage per pay user, decreased customer support and billing costs per pay user, partially offset by increased depreciation, personnel and overhead costs allocated to billable services due to the increase in pay users as a percentage of total active free and pay users.

Cost of Free Services.

        Cost of free services for the three months ended March 31, 2002 was $6.8 million, which represented a decrease of $22.1 million, or 76.5%, from pro forma $28.9 million for the three months ended March 31, 2001. Pro forma cost of free services for the nine months ended March 31, 2002 was $31.5 million, which represented a decrease of $61.6 million, or 66.2%, from $93.1 million for the nine months ended March 31, 2001. The decrease in cost of free services is due to a decrease in average monthly usage per free user as a result of usage limitations imposed on users of our free services, a decrease of approximately 3.1 million active free users, or 46.3%, from 6.7 million as of March 31, 2001 to 3.6 million as of March 31, 2002, a decrease in average hourly telecommunications costs, a decrease in customer support costs for free users and a decrease in personnel and overhead costs allocated to free services due to the decrease in free users as a percentage of total active free and pay users. Free users have decreased as a result of usage and geographical limitations imposed on our free services as well as the reduced emphasis we have undertaken in marketing and promoting our free service relative to our pay service.

Sales and Marketing.

        Sales and marketing expenses for the three months ended March 31, 2002 were $10.8 million, which represented a decrease of $8.1 million, or 42.9%, from pro forma $18.9 million for the three months ended March 31, 2001. Pro forma sales and marketing expenses for the nine months ended March 31, 2002 were $28.9 million, which represented a decrease of $47.9 million, or 62.4%, from $76.8 million for the nine months ended March 31, 2001. Advertising and promotion expenses decreased by approximately $4.0 million and $37.2 million for the three and nine months ended March 31, 2002 compared to the three and nine months ended March 31, 2001. These decreases are due to reductions in direct mail campaigns as well as other marketing activities including television, radio, and outdoor and other advertising campaigns. The remaining decreases in sales and marketing expenses for the three and nine months ended March 31, 2002 were due to a decrease in personnel-related expenses as a result of headcount reductions in the sales and marketing departments at both NetZero and Juno during 2001, a decrease in telemarketing expenses related to subscriber acquisition and retention activities, a decrease in costs related to NetZero's former RocketCash subsidiary which was sold in August 2001, and reduced sales commissions as a result of lower advertising and commerce revenue.

Product Development.

        Product development expenses for the three months ended March 31, 2002 were $5.9 million, which represented a decrease of $2.7 million, or 31.4%, from pro forma $8.6 million for the three months ended March 31, 2001. Pro forma product development expenses for the nine months ended March 31, 2002 were $19.7 million, which represented a decrease of $5.6 million, or 22.1%, from $25.3 million for the nine months ended March 31, 2001. The decreases in product development expenses for the three and nine months ended March 31, 2002 were due to a $1.3 million and $3.2 million decrease in personnel-related expenses as a result of headcount reductions, a $0.7 million and $1.6 million decrease in costs related to NetZero's former RocketCash subsidiary which was sold in August 2001, and a $0.2 million and $0.5 million decrease in hardware and software maintenance expense.

General and Administrative.

        General and administrative expenses for the three months ended March 31, 2002 were $5.9 million, which represented a decrease of $5.4 million, or 47.8%, from pro forma $11.3 million for the three months ended March 31, 2001. Pro forma general and administrative expenses for the nine months ended March 31, 2002 were $22.7 million, which represented a decrease of $10.6 million, or 31.8%, from $33.3 million for the nine months ended March 31, 2001. The decreases in the three and nine months ended March 31, 2002 were due to a $1.9 million and $6.3 million decrease in occupancy costs and other overhead expenses as a result of headcount reductions and office consolidations during 2001, a $1.2 million and $2.5 million decrease in bad debt expense, a $1.2 million and $0.8 million decrease in personnel-related expenses as a result of headcount reductions in the accounting, legal, human resource and other administrative departments at both Juno and NetZero during 2001, a $0.6 million and $0.7 million decrease in accounting, legal and other consulting expenses, and a $0.4 million and $0.5 million decrease in general and administrative costs as a result of the sale of RocketCash in August 2001.

Amortization of Stock-based Charges.

        Stock-based charges are attributable to the following operating expense line items:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Operating expenses:
Cost of billable services	$27	$—	$96	$—
Cost of free services	—	80	60	319
Sales and marketing	694	1,642	539	13,142
Product development	283	1,548	1,175	5,071
General and administrative	1,194	1,549	3,917	6,432

Total stock-based charges	$2,198	$4,819	$5,787	$24,964

        Amortization of stock-based charges for the three months ended March 31, 2002 were $2.2 million, which represented a decrease of $2.6 million, or 54.2%, from pro forma $4.8 million for the three months ended March 31, 2001. Pro forma amortization of stock-based charges for the nine months ended March 31, 2002 were $5.8 million, which represented a decrease of $19.2 million, or 76.8%, from $25.0 million for the nine months ended March 31, 2001. The decrease in amortization of stock-based charges is a result of the sale of our RocketCash subsidiary in August 2001, the cancellation or forfeiture of issued securities that were previously being amortized over their vesting period and decreased stock-based charges associated with our acquisition of Simpli.com in August 2000. Also, during the nine months ended March 31, 2001, Juno recorded $9.1 million in stock-based charges in connection with the issuance of common stock to acquire subscribers. These decreases were partially offset by increased stock-based charges in connection with the accelerated vesting of certain previously granted stock options and restricted stock awards that occurred in October 2001 and March 2002. We do not currently anticipate significant stock-based charges in the future.

Amortization of Goodwill and Intangible Assets.

        Amortization of goodwill and intangible assets for the three months ended March 31, 2002 and 2001 were $4.7 million and pro forma $11.1 million, respectively. Pro forma amortization of goodwill and intangible assets for the nine months ended March 31, 2002 and 2001 were $14.1 million and $30.5 million, respectively. The decreases in 2002 were due to the write-down of goodwill and intangible assets totaling $48.6 million that was recorded during the March 2001 quarter, which reflected the amount by which the carrying amount of the intangible assets exceeded their respective fair market values. The write-down consisted of $33.5 million for goodwill and $15.1 million of other acquired intangible assets and other assets. These decreases were partially offset by an increase in amortization of intangible assets resulting from our acquisition of Juno in the September 2001 quarter. In connection with this acquisition, we recorded $59.8 million in other intangible assets and $10.0 million in goodwill. The intangible assets are being amortized over periods ranging from one to seven years and we are not amortizing the goodwill associated with our acquisition of Juno in accordance with SFAS No. 142.

Restructuring Costs.

        During the nine months ended March 31, 2002, we recorded approximately $3.1 million in restructuring costs, which consisted of $0.8 million in employee termination benefits and $2.3 million in lease exit costs, which included a charge of approximately $0.8 million to write-off leasehold improvements associated with our former offices in New York. In an effort to streamline our operations in response to changing market conditions, we reduced our workforce by approximately 101 employees during the nine months ended March 31, 2002. Of the 101 employees terminated, 43 were in sales and marketing, 26 were in general and administrative, 23 were in product development, six employees were at RocketCash, and three were in network operations. In addition, we closed our regional offices in San Francisco and Providence and combined NetZero's and Juno's New York offices into one facility. We did not record any restructuring costs in the nine months ended March 31, 2001.

Merger-related Costs.

        During the nine months ended March 31, 2002, we incurred merger-related costs of $3.1 million. The merger-related costs include certain legal, banking and accounting fees incurred by Juno in connection with the merger that were not capitalized in connection with the acquisition, consulting fees for the integration of Juno and NetZero's operations, and bonuses paid to employees, including employee stay bonuses for certain key Juno employees which we anticipate paying in March 2003. We may incur additional restructuring and merger-related charges of between $3.0 and $4.0 million over the next 12 months. These charges relate to the employee stay bonuses for certain Juno employees that will be paid in March 2003 and are being expensed evenly over the period of performance, additional lease exit costs, and other fees and costs related to the early termination of certain contracts. These charges will be expensed during the period in which they are incurred. We did not record any merger-related costs in the nine months ended March 31, 2001.

Interest Income, Net.

        Interest income, net for the three months ended March 31, 2002 was $1.1 million, which represented a decrease of $1.5 million, or 57.7%, from $2.6 million for the three months ended March 31, 2001. Pro forma interest income, net for the nine months ended March 31, 2002 was $4.4 million, which represented a decrease of $6.8 million, or 60.7%, from pro forma $11.2 million for the nine months ended March 31, 2001. These decreases in interest income, net were a result of lower average cash balances and lower interest rates, partially offset by reduced interest expense as a result of decreases in capital lease and notes payable balances. Interest income consists of earnings on our cash and cash equivalents, short-term investments and restricted cash. Interest expense consists of interest expense on capital leases and notes payable.

Other Income (Expense), Net.

        Other income (expense), net for the nine months ended March 31, 2002 was $1.1 million. During the quarter ended September 30, 2001, we sold substantially all of the assets of RocketCash and recognized a gain of approximately $1.0 million.

Income Taxes.

        As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a benefit for income taxes for the quarters and nine months ended March 31, 2002 and 2001.

Historical Three and Nine months ended March 31, 2002 Compared to
The Historical Three and Nine months ended March 31, 2001

        The Merger was accounted for under the purchase method of accounting for business combinations. As such, the historical results reflect only the financial impact of the Merger subsequent to September 25, 2001 and prior to that date reflect the results of operations of NetZero only. The following table sets forth, for the periods presented, selected unaudited historical statements of operations data (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Income Statement Data:
Revenues:
Billable services	$44,419	$1,778	$93,117	$2,316
Advertising and commerce	6,492	10,992	19,949	42,929

Total revenues	50,911	12,770	113,066	45,245
Operating expenses:
Cost of billable services	22,011	2,810	53,484	3,035
Cost of free services	6,786	22,147	28,704	62,060
Sales and marketing	10,844	11,029	24,997	39,617
Product development	5,920	5,212	17,109	15,323
General and administrative	5,881	5,191	18,558	16,110
Amortization of stock-based charges	2,198	4,604	5,762	15,743
Amortization of goodwill and intangible assets	4,685	6,539	9,471	16,737
Restructuring costs	680	—	3,115	—
Merger-related costs	300	—	2,089	—
Impairment of goodwill and intangible assets	—	48,622	—	48,622

Total operating expenses	59,305	106,154	163,289	217,247

Loss from operations	(8,394)	(93,384)	(50,223)	(172,002)

Interest income, net	1,082	1,996	4,025	8,394
Other income (expense), net	58	—	1,065	—

Net loss	$(7,254)	$(91,388)	$(45,133)	$(163,608)

Revenues.

Billable Services

        Billable services revenues for the three months ended March 31, 2002 were $44.4 million, which represented an increase of $42.6 million compared to the three months ended March 31, 2001. Billable services revenues for the nine months ended March 31, 2002 were $93.1 million, which represented an increase of $90.8 million compared to the nine months ended March 31, 2001. Billable services revenue increased as a result of the launch of the NetZero Platinum billable service plan during the March 2001 quarter and the acquisition of Juno in the September 2001 quarter, which added over 875,000 pay users to our billable services. As of March 31, 2002 we had approximately 1.6 million pay users compared 75,000 at March 31, 2001. The NetZero Platinum billable service plan has benefited from limitations imposed on our free services during 2001, which resulted in a number of free subscribers converting to our billable services, and advertising expenditures promoting our billable services.

Advertising and Commerce

        Advertising and commerce revenues for the three months ended March 31, 2002 were $6.5 million, which represented a decrease of $4.5 million, or 40.9%, from $11.0 million for the three months ended March 31, 2001. Advertising and commerce revenues for the nine months ended March 31, 2002 were $19.9 million, which represented a decrease of $23.0 million, or 53.6%, from $42.9 million for the nine months ended March 31, 2001. Advertising and commerce revenues decreased as a result of the termination of several significant advertising agreements during 2001, the most significant of which were LookSmart and Cisco, decreased advertising inventory as a result of usage limitations imposed on our free services and continued overall softness in the online advertising market, including significant declines in advertising rates and the number of advertisers on our services. During the three and nine months ended March 31, 2001 we generated approximately $3.3 million and $16.2 million of advertising and commerce revenues from LookSmart and Cisco combined.

Cost of Billable Services.

        Cost of billable services for the three months ended March 31, 2002 were $22.0 million, which represented an increase of $19.2 million, from $2.8 million for the three months ended March 31, 2001. Cost of billable services for the nine months ended March 31, 2002 were $53.5 million, which represented an increase of $50.5 million from $3.0 million for the nine months ended March 31, 2001. Cost of billable services increased over the prior year periods as a result of the launch of the NetZero Platinum billable service plan during the March 2001 quarter and the acquisition of Juno in the September 2001 quarter, which added over 875,000 pay users to our billable services. As of March 31, 2002 we had approximately 1.6 million pay users compared to approximately 75,000 as of March 31, 2001.

Cost of Free Services.

        Cost of free services for the three months ended March 31, 2002 were $6.8 million, which represented a decrease of $15.3 million, or 69.2%, from $22.1 million for the three months ended March 31, 2001. Cost of free services for the nine months ended March 31, 2002 were $28.7 million, which represented a decrease of $33.4 million, or 53.8%, from $62.1 million for the nine months ended March 31, 2001. Cost of free services decreased as a result of decreased telecommunications costs as a result of hourly and geographical limitations imposed on our free users, a decrease in average hourly usage of our free services, a decrease in the average hourly cost of telecommunications services purchased, a decrease in customer support costs associated with our free users, a decrease in personnel and overhead costs allocated to free services due to the decrease in free users as a percentage of total active free and pay users. These decreases were partially offset by the addition of the Juno free user base as a result of the Merger. At March 31, 2002, we had approximately 3.6 million active free users of our service compared to 3.8 million active free users as of March 31, 2001.

Sales and Marketing.

        Sales and marketing expenses for the three months ended March 31, 2002 were $10.8 million, which represented a decrease of $0.2 million, or 1.8%, from $11.0 million for the three months ended March 31, 2001. Sales and marketing expenses for the nine months ended March 31, 2002 were $25.0 million, which represented a decrease of $14.6 million, or 36.9%, from $39.6 million for the nine months ended March 31, 2001. Sales and marketing expenses for three months ended March 31, 2002 decreased as a result of a $1.3 million decrease in sales and marketing costs directly related to NetZero's former RocketCash subsidiary and a decrease of $0.3 million in rent costs associated with regional sales offices, partially offset by a $1.2 million increase in customer acquisition costs and $0.3 million increase personnel-related expenses as a result of our acquisition of Juno. Sales and marketing expenses for the nine months ended March 31, 2002 decreased as a result of a $13.2 million decrease in advertising and promotion expenses and a $2.4 million decrease in sales and marketing costs directly related to NetZero's former RocketCash subsidiary, partially offset by a $0.7 million increase in personnel-related costs as a result of our acquisition of Juno.

Product Development.

        Product development expenses for the three months ended March 31, 2002 were $5.9 million, which represented an increase of $0.7 million, or 13.5%, from $5.2 million for the three months ended March 31, 2001. Product development expenses for the nine months ended March 31, 2002 were $17.1 million, which represented an increase of $1.8 million, or 11.8%, from $15.3 million for the nine months ended March 31, 2001. Product development expenses for the three months ended March 31, 2002 increased as a result of a $1.6 million increase in personnel-related expenses as a result of our acquisition of Juno, which was partially offset by a $0.7 million decrease in product development costs directly related to NetZero's former RocketCash subsidiary and a $0.2 million decrease is hardware and software maintenance expense. Product development expenses for the nine months March 31, 2002 increased as a result of a $3.7 million increase in personnel-related expenses and a $0.2 million increase in depreciation expense as a result of our acquisition of Juno, which were partially offset by a $1.6 million decrease in product development costs directly related to NetZero's former RocketCash subsidiary and a $0.5 million decrease is hardware and software maintenance expense.

General and Administrative.

        General and administrative expenses for the three months ended March 31, 2002 were $5.9 million, which represented an increase of $0.7 million, or 13.5%, from $5.2 million for the three months ended March 31, 2001. General and administrative expenses for the nine months ended March 31, 2002 were $18.6 million, which represented an increase of $2.5 million, or 15.5%, from $16.1 million for the three months ended March 31, 2001. General and administrative expenses for the three months ended March 31, 2002 increased as a result of a $0.5 million increase in personnel-related expenses, a $0.5 million increase in rent and other occupancy-related expenses and a $0.4 million net increase in overhead and administrative expenses as a result of our acquisition of Juno, which were partially offset by a $0.4 million decrease in general and administrative expenses directly related to NetZero's former RocketCash subsidiary and a $0.3 million decrease in bad debt expense. General and administrative expenses for the nine months ended March 31, 2002 increased as a result of a $1.8 million increase in personnel-related expenses, a $1.9 million increase in rent and other occupancy related expenses and a $0.1 million net increase in overhead and administrative expenses as a result of our acquisition of Juno, which were partially offset by a $0.5 million decrease in general and administrative expenses directly related to NetZero's former RocketCash subsidiary and a $0.8 million decrease in bad debt expense.

Amortization of Stock-based Charges.

        Stock-based charges are attributable to the following operating expense line items:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Operating expenses:
Cost of billable services	$27	$—	$96	$—
Cost of free services	—	80	60	319
Sales and marketing	694	1,461	539	4,050
Product development	283	1,548	1,175	5,071
General and administrative	1,194	1,515	3,892	6,303

Total stock-based charges	$2,198	$4,604	$5,762	$15,743

        Amortization of stock-based charges for the three months ended March 31, 2002 were $2.2 million, which represented a decrease of $2.4 million, or 52.2%, from $4.6 million for the three months ended March 31, 2001. Amortization of stock-based charges for the nine months ended March 31, 2002 were

$5.8 million, which represented a decrease of $9.9 million, or 63.1%, from $15.7 million for the nine months ended March 31, 2001. The decrease in amortization of stock-based charges is a result of the sale of our RocketCash subsidiary in the September 2001 quarter, the cancellation or forfeiture of issued securities that were previously being amortized over their vesting period and decreased stock-based charges associated with our acquisition of Simpli.com in August 2000. These decreases were partially offset by increased stock-based charges in connection with the accelerated vesting of certain previously granted stock options and restricted stock awards that occurred in October 2001 and March 2002.

Amortization of Goodwill and Intangible Assets.

        Amortization of goodwill and intangible assets for the three months ended March 31, 2002 and 2001 were $4.7 million and $6.5 million, respectively. Amortization of goodwill and intangible assets for the nine months ended March 31, 2002 and 2001 were $9.5 million and $16.7 million, respectively. These decreases in 2002 were due to the write-down of goodwill and intangible assets totaling $48.6 million that was recorded during the March 2001 quarter, which reflected the amount by which the carrying amount of the intangible assets exceeded their respective fair market values. The write-down consisted of $33.5 million for goodwill and $15.1 million of other acquired intangible assets and other assets. These decreases were partially offset by an increase in amortization of intangible assets resulting from our acquisition of Juno in the September 2001 quarter. In connection with this acquisition, we recorded $59.8 million in other intangible assets and $10.0 million in goodwill. The intangible assets are being amortized over periods ranging from one to seven years and we are not amortizing the goodwill associated with our acquisition of Juno in accordance with SFAS No. 142.

Restructuring Costs.

        During the nine months ended March 31, 2002, we recorded approximately $3.1 million in restructuring costs, which consisted of $0.8 million in employee termination benefits and $2.3 million in lease exit costs, which includes a charge of approximately $0.8 million to write-off leasehold improvements associated with our former offices in New York. In an effort to streamline our operations in response to changing market conditions, we reduced our workforce by approximately 101 employees during the nine months ended March 31, 2002. Of the 101 employees terminated, 43 were in sales and marketing, 26 were in general and administrative, 23 were in product development, six employees were at RocketCash, and three were in network operations. In addition, we closed our regional offices in San Francisco and Providence and combined NetZero's and Juno's New York offices into one facility. We did not record any restructuring costs in the nine months ended March 31, 2001.

Merger-related Costs.

        During the nine months ended March 31, 2002 we incurred merger-related costs of $2.1 million. The merger-related costs include consulting fees incurred for the integration of Juno and NetZero's operations and bonuses paid to employees, including employee stay bonuses for certain key Juno employees which we anticipate paying in March 2003. We may incur additional restructuring and merger-related charges of between $3.0 and $4.0 million over the next 12 months. These charges relate to the employee stay bonuses for certain Juno employees that will be paid in March 2003 and are being expensed evenly over the period of performance, additional lease exit costs, and other fees and costs related to the early termination of certain contracts. These charges will be expensed during the period in which they are incurred. We did not record any merger-related costs in the nine months ended March 31, 2001.

Interest Income, Net.

        Interest income, net for the three months ended March 31, 2002 was $1.1 million, which represented a decrease of $0.9 million, or 45.0%, from $2.0 million for the three months ended March 31, 2001. Interest income, net for the nine months ended March 31, 2002 was $4.0 million, which represented a decrease of $4.4 million, or 52.4%, from $8.4 million for the nine months ended March 31, 2001. These decreases in interest income, net were a result of lower average cash balances and lower interest rates, partially offset by reduced interest expense as a result of decreases in capital lease and notes payable balances. Interest income consists of earnings on our cash and cash equivalents, short-term investments and restricted cash. Interest expense consists of interest expense on capital leases and notes payable.

Other Income (Expense), Net.

        Other income (expense), net for the nine months ended March 31, 2002 was $1.1 million. During the quarter ended September 30, 2001, we sold substantially all of the assets of RocketCash and recognized a gain of approximately $1.0 million.

Income Taxes.

        As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a benefit for income taxes for the three and nine months ended March 31, 2002 and 2001.

Liquidity and Capital Resources

        From inception to March 31, 2002, our operations have been financed primarily through the sale of equity securities and, to a lesser extent, cash generated from our billable services and advertising and commerce revenues, net cash acquired from acquisitions, and equipment lease financing. At March 31, 2002, we had approximately $125.9 million in cash, cash equivalents and short-term investments and approximately $6.4 million in restricted cash.

        For the nine months ended March 31, 2002, net cash used for operating activities was $17.0 million consisting primarily of operating losses and a decrease in accounts payable and accrued expenses, partially offset by depreciation and amortization, stock-based charges, reductions in restricted cash, accounts receivable and other assets, and an increase in deferred revenue. For the nine months ended March 31, 2001, net cash used for operating activities was $68.4 million which consisted of operating losses and increases in restricted cash and other assets, partially offset by an impairment charge for goodwill and intangible assets, depreciation and amortization, stock-based charges, a decrease in accounts receivable and increases in accounts payable, accrued expenses and deferred revenue.

        For the nine months ended March 31, 2002, net cash provided by investing activities was $34.9 million, of which $32.3 million represented the net cash acquired from the acquisition of Juno, and $2.2 million net proceeds from sales and maturities of short-term investments. For the nine months ended March 31, 2001, cash used for investing activities of $58.1 million consisted of net purchases of short-term investments for $45.1 and the balance was for acquisitions and capital expenditures.

        Net cash used for financing activities was $8.3 million for the nine months ended March 31, 2002, and related to payments on capital lease and notes payable obligations, and common stock repurchases, partially offset by proceeds from the exercise of stock options. In the nine months ended March 31, 2001 cash used for financing activities was $6.3 million and related primarily to payments on capital lease and notes payable obligations.

        Our original business model of offering free Internet access was predicated on deriving revenues from a variety of advertising and online commerce-related arrangements. However, softness in the advertising market and reduced Internet advertising rates have resulted in declining advertising revenues. We currently believe that online advertising rates have stabilized, however, they may continue to decrease. We have taken steps to address our declining advertising revenues by focusing our efforts on billable services and implementing restrictions designed to decrease the costs of our free services. In addition, we have implemented limitations on operating expenses, particularly with regard to our marketing expenses. We have substantially built out our network infrastructure and, in the near term, do not foresee the need for the same level of capital expenditures we have experienced in the past. In order to generate positive cash flow, we must continue to maintain or increase revenues while controlling telecommunications costs, operating expenses and capital expenditures. Many factors will impact our ability to grow revenues including, but not limited to, the number of new pay users, the rate at which existing pay users cancel their services, the growth or reduction in our free user base, the Internet advertising market, and our ability to sell our existing products and develop new revenue-generating products. We cannot assure you that we will be able to maintain or grow our pay users. In addition, as a result of implementing limitations on our free services, limited marketing of our free services and users of the free services ceasing to use their accounts, we anticipate that our active free user base may continue to decline. We cannot assure you that we will be able to effectively manage our business to decrease our cash flow deficit.

        We are continuing to integrate the operations of NetZero and Juno and, as a result, we expect to pay between $3.0 and $4.0 million in restructuring and merger-related costs over the next twelve months. We anticipate that we will realize further synergies in the future particularly in the areas of customer support and billing. However, we cannot assure you that we will be able to successfully integrate all of the operations of NetZero and Juno and realize all such synergies.

        We have invested significantly in our network infrastructure, software licenses, furniture, fixtures and equipment and may need to make further investments in the future. The actual amount of capital expenditures will depend on the rate of growth or reduction in our user base, which is difficult to predict and could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. We intend to use cash to fund our future operating losses, repurchase outstanding common stock on a limited basis and, in combination with capital lease financing, fund any necessary future capital expenditures. However, we cannot assure you that lease financing will be available on favorable terms, if at all. If lease financing it is not available, we would be required to use a greater portion of cash to fund any capital expenditures.

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

Financial Commitments

Capital Leases

        Future minimum lease payments under non-cancelable capital leases are as follows:

Quarter ended June 30, 2002	$1,297,000
Fiscal year ended June, 30 2003	3,423,000

Total minimum obligations	4,720,000
Less: amounts representing interest	(268,000)

Present value of minimum obligations	4,452,000
Less: current portion	(4,399,000)

Non-current portion	$53,000

Operating Leases

        We lease our facilities and certain network equipment under non-cancelable operating leases expiring at various periods through 2010. The leases generally contain annual escalation provisions as well as renewal options.

        Future minimum lease payments under operating leases are as follows:

Year Ended June 30,
2003	3,022,000
2004	1,876,000
2005	1,929,000
2006	1,780,000
Thereafter	4,294,000

Total	$12,901,000

Other Commitments

        Under the terms of several multi-year telecommunications services agreements with various service providers, we are currently contractually committed to purchase approximately $18.3 million, $10.3 million and $4.5 million in telecommunications services for the fiscal years ended June 30, 2003, 2004 and 2005, respectively.

Recent Accounting Pronouncements

        In June 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

        In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions do not apply until the Company applies the new accounting rules. The Company will be required to implement SFAS No. 142 in the first quarter of fiscal 2003. The Company is currently evaluating the impact of SFAS No. 142.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company will apply the new accounting rule beginning July 1, 2002 and is in process of evaluating the impact of adopting SFAS No. 144.

Future results of operations may vary due to certain factors

        Our operating results may fluctuate substantially in the future as a result of a variety of factors, many of which are outside of our control, including those discussed elsewhere in this Form 10-Q. While we currently intend to control our operating expenses and realize the synergies of integrating the operations of NetZero and Juno, we may increase our operating expenses and capital expenditures for a variety of reasons including, without limitation, unanticipated growth in our user base, expansion of our sales and marketing efforts, enhancement of the features and functionality of our services, the development of new services and products, costs associated with integrating acquired companies, upgrading our internal network infrastructure, pursuing new distribution channels and hiring new personnel across all levels of the organization. Expenditures in each of these categories may vary significantly from period to period. While some expenses are fixed in the short-term, significant amounts of our operating expenses are determined on the basis of anticipated growth in revenues. There are risks associated with the timing and achievement of revenue targets due to a variety of factors, and we cannot assure you that revenues will increase commensurately with expenses. As a result of these and other factors, operating results may vary substantially from quarter-to-quarter.

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

        Our billable services revenues and financial results are dependent on the number of pay users on our service. Each month, a significant number of our pay users cancel their service for a variety of reasons. Since the inception of our billable services, the number of new pay users signing up for our services has exceeded the number of users canceling their service, in part as a result of limitations imposed on our free services. Increasing our pay user base involves two components: converting our free service users to our billable services and gaining new pay users who have not previously used our free service. We have experienced, and may in the future experience, decreases in our free user base, which we believe will cause us to rely more heavily on signing up more pay users who have not previously used our free service. In addition, as our pay user base grows, we are required to obtain an increasing number of pay users to replace the users who cancel their service. We are competing directly with other billable service offerings and there is no assurance we will achieve success in signing up new pay users. The average cost to acquire a new pay user in our industry is significantly higher than we anticipate spending, and there is no assurance that we will be able to acquire new pay users at a reasonable acquisition cost. If we experience decreases in the number of new pay users signing up for our billable services, our pay user base is likely to decrease, and our business, results of operations and financial position will be adversely impacted.

        We have previously experienced reductions in advertising and commerce revenues from material customers and may experience additional reductions in the future. Our advertising agreement with LookSmart was terminated on January 19, 2001. After the termination of the LookSmart agreement, we experienced a significant decline in revenues derived from search functionality on our start page and we do not anticipate generating the amount of revenue from our start page that we historically experienced. In addition, we derived approximately 5% of our revenues for the quarter ended March 31, 2002 from our agreement with General Motors Corporation. While we have a long-term relationship with General Motors Corporation, they historically have been provided with reductions in their advertising obligations and may be provided additional reductions in the future. We can give no assurance that we will continue to derive the amount of anticipated revenues from General Motors. The termination or renegotiation of material agreements, as well as the timing of orders under material agreements, may cause significant fluctuations in our quarterly advertising and commerce revenues. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to maintain or renew our material agreements or to replace such agreements with similar agreements with new customers.

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

        The Merger was completed on September 25, 2001. The success of the Merger will depend, in part, on our ability to realize the anticipated synergies from combining the businesses of NetZero and Juno. To realize the anticipated benefits of this combination, members of our management team must implement a business plan that, in addition to addressing the risks discussed elsewhere in this document, will:

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

Costs associated with the Merger.

        We have paid approximately $14.2 million in restructuring and merger-related costs in connection with the Merger and the integration of NetZero's and Juno's operations and anticipate paying additional costs over the next twelve months. Costs that have yet to be paid include additional employee termination benefits, early contract and lease termination costs, employee stay bonuses and other exit costs. While these additional costs are estimated to be between $3.0 million and $4.0 million, we cannot assure you that actual costs will not exceed estimated amounts.

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

        Both NetZero and Juno have a history of losses and there is no assurance that we will ever become profitable. NetZero incurred net losses of approximately $334.5 million from its inception in July 1997 through September 30, 2001. Juno incurred net losses of approximately $191.3 million from its inception in June 1995 through September 30, 2001. In the quarter ended March 31, 2002, United Online incurred net losses of approximately $7.3 million. Although our strategy is to increase revenues and maximize the profitability of both companies, we cannot assure you that we will be successful in doing so, or that we will achieve profitability. We may never be successful in implementing our business strategies or in addressing the risks and uncertainties facing our company. Were we to achieve profitability for any particular period, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis thereafter. If we fail to achieve and maintain profitability, the market price for our common stock would suffer.

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

        We also face competition from companies that provide broadband Internet access. We do not currently offer broadband services. Juno entered an agreement with AOL Time Warner to utilize their cable network to offer services, but there are numerous operational and other issues that could impact whether Juno will offer these services over AOL Time Warner's Cable systems in the near term, or at all. Furthermore, the agreement with AOL Time Warner is subject to termination by either party and is also subject to approval of the Federal Trade Commission. We expect to offer cable broadband services in the near future pursuant to our agreement with Comcast. We cannot assure you, however, that we will be able to implement such a service successfully, that the service will be offered on other than a limited basis or that we will generate a significant number of subscribers to the service. It is uncertain whether we will offer broadband services on a significant scale. Our failure to offer competitive broadband services on a significant scale will adversely impact our ability to compete for new users.

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

        There is no assurance that we will be able to compete successfully. Our inability to effectively compete could require us to make significant revisions to our strategies and business model, and would likely result in increased costs, decreased revenues and the loss of users, all of which could materially and adversely impact our business, financial position and results of operations.

Restrictions on our free services may result in significant reductions in our free user base.

        NetZero and Juno have from time to time implemented restrictions and limitations on their free services. As a result of these measures and other factors, we have experienced a decline in our free user base and a decrease in the number of new users registering for our free services.

        These measures may adversely impact our reputation as a provider of free services and make it more difficult to recruit new free users. Since a portion of our strategy is to increase our pay user base by converting free users to pay users, reductions in our free user base may adversely impact this strategy in the long-term. We cannot assure you that these measures will not adversely impact our business.

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

We may not be able to generate substantial advertising revenues.

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

        In light of these factors, we cannot assure you that we will be able to maintain or grow advertising revenues.

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

        We cannot assure you that we will make any further acquisitions, that we will be able to obtain additional financing for such acquisitions, if necessary, or that any acquisitions will be successful.

We may not realize the benefits associated with our intangible assets.

        We also may not realize the benefits associated with our intangible assets, including those associated with acquisitions. For example, during the quarter ended March 31, 2001, NetZero determined the carrying value of its goodwill and other intangible assets was impaired using the undiscounted cash flow method and the market comparison method. An impairment charge relating to goodwill, intangible assets and other assets totaling approximately $48.6 million was recorded during the quarter, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. The impairment consisted of approximately $33.5 million for goodwill and approximately $15.1 million for other acquired intangible assets and other assets. We cannot assure you that we will not experience similar impairment losses related to the Merger or otherwise in the future. Any such loss could adversely and materially impact our results of operations and financial condition.

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

        Our marketing activities may be insufficient to increase or maintain the size of our subscriber base and may be insufficient to develop or maintain awareness of our services. NetZero and Juno have relied on a variety of cash-intensive subscriber acquisition activities in the past, including the distribution of CDs, the acquisition of competitors, fee-based referral agreements and extensive advertising. These activities have been reduced and may be curtailed further in the future, although there is no assurance that subscriber acquisition costs will decrease. If we incur costs in implementing marketing campaigns without generating sufficient new subscribers to our services, or if capital limitations or other factors prevent us from implementing marketing campaigns, or if marketing campaigns undertaken by competitors cause attrition in our subscriber base, our business and financial results will suffer.

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

        Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network services we require, and the majority of our telecommunications services are currently purchased from Level3 Communications LLC and UUNET Technologies, Inc., a WorldCom company. Several vendors have ceased operations or ceased offering the services we require, causing us to switch vendors. In addition, several vendors are experiencing significant financial difficulties and may be unable to perform satisfactorily or to continue to offer their service. The loss of vendors has resulted, and may in the future result, in increased costs, decreased service quality and the loss of users. In particular, the failure of Level3 Communications or UUNET Technologies to continue to provide the scope, quality and pricing of services currently provided could materially and adversely affect our business. Certain of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors, and could choose to grant those competitors preferential network access or pricing. Many of our telecommunications providers compete, or have announced an intention to compete, with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, results of operations and financial condition.

Our business will suffer if the scope or quality of service from our telecommunications carriers is inadequate.

        If our third-party telecommunications service providers deliver unacceptable service, the quality of our Internet access service would suffer. In this event, we would likely lose users who are dissatisfied with our service. Since we do not have direct control over our telecommunications carriers' network reliability and the quality of their service, we cannot assure you that we will be able to provide consistently reliable Internet access for our users.

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

        We may not be able to compete effectively if we are not able to adapt to changes in technology and industry standards, and to develop and introduce new and enhanced products and service offerings. New products may be dependent on our obtaining needed technology or services from third parties. We also believe that our ability to compete successfully will also depend upon the continued compatibility of our services with products offered by various vendors.

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

        Our business and financial results depend, in part, on the availability and quality of live technical and customer service support services. We outsource most of these functions from ClientLogic Corporation pursuant to an agreement that terminates in June 2003. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that ClientLogic becomes unable or unwilling to offer these services to us. At times, Juno's subscribers have experienced lengthy waiting periods to reach representatives trained to provide the technical or customer support they require. Maintaining desired customer support levels may require significantly more support personnel than are currently available to us, or significantly greater expense than we feel it is appropriate, or than we are able, to incur. If our relationship with ClientLogic terminates and we are unable to enter into a comparable arrangement with a replacement vendor, if our current vendor is unable to provide the quality and quantity of service required, or if we are unable to develop internally the additional customer service and technical support capacity we expect to need, our business and financial results will suffer.

We are dependent on third-party software to accurately bill subscribers to our various pay services.

        The operation of our pay services requires the accurate operation of third party billing software and the implementation of internal control policies and procedures to reduce the incidence of credit card fraud and chargebacks. If errors, defects or malfunctions occur in the operation of our billing system, we could erroneously overcharge customers or under-collect revenue, either of which could adversely affect our business and financial results.

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

        NetZero and Juno are currently parties to pending legal actions against them. Defending against these lawsuits may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may continue to subject us to significant litigation and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could adversely affect our financial position and results of operations.

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

        Our business is largely dependent on the personal efforts and abilities of our senior management, particularly Mark Goldston, our chairman, chief executive officer and president, and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time. The loss of these key employees or our inability to attract or retain other qualified employees could seriously harm our business and prospects. We do not carry key man life insurance on any of our employees.

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

        Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources. We cannot assure you that we will be able to identify and hire adequate replacement staff promptly, or at all. Both Juno and NetZero have engaged in significant staffing reductions and additional staffing reductions may take place. These reductions may make it more difficult for us to integrate the businesses of NetZero and Juno, manage existing, or establish new, relationships with advertisers, vendors and other parties, or to integrate, expand and improve our service offerings. Our business and financial results could suffer as a result of the staff reductions undertaken to date and from any future staff reductions and attrition that might occur.

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

        Approximately 40 million shares are currently outstanding and available for resale, subject to volume and manner of sale limitations applicable to affiliates under Rule 144. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

ITEM 3. QUANTATATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

        We maintain a short-term investment portfolio consisting of commercial paper, U.S. Government or U.S. Government Agency obligations and money market funds. The minimum long-term rating is AA and if a long term rating is not available we require a short-term credit rating of A1 and P1. Increases and decreases in short-term interest rates could have a material impact on interest income from our investment portfolio.

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
10.1+	Amended and Restated Registration Rights Agreement
10.2+	Lease Agreement between Westlake Gardens and Registrant
10.3	2001 Employee Stock Purchase Plan
10.4+	2001 Stock Incentive Plan
10.5+	2001 Supplemental Stock Incentive Plan
10.6+	Employment Agreement between the Registrant and Mark R. Goldston
10.7+	Amendment to Employment Agreement between the Registrant and Mark R. Goldston
10.8+	Stock Pledge Agreement between Registrant and Mark R. Goldston
10.9+	Note Secured by Stock Pledge Agreement made by Mark R. Goldston in favor of Registrant
10.10+	Employment Agreement between the Registrant and Charles S. Hilliard

10.11+	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard
10.12+	Stock Pledge Agreement between Registrant and Charles S. Hilliard
10.13+	Note Secured by Stock Pledge Agreement made by Charles S. Hilliard in favor of Registrant
10.14+	Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.15+	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.16+	Employment Agreement between the Registrant and Brian Woods
10.17+	Amendment to Employment Agreement between the Registrant and Brian Woods
10.18++	Form of Note Secured by Stock Pledge Agreement made by certain officers of the Company in favor of Registrant
10.19++	Form of Stock Pledge Agreement between Registrant and certain officers of the Company
10.20++	Form of Restricted Stock Purchase Agreement between Registrant and certain officers of the Company

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

++
Incorporated by reference from the exhibits to the Quarterly Report on Form 10-Q filed by Registrant with the SEC on February 14, 2002 (File No. 333-63704).

(b)
Reports on Form 8-K.

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ONLINE, INC. (REGISTRANT)
Dated: May 13, 2002	By:	/s/ CHARLES S. HILLIARD Charles S. Hilliard Executive Vice President, Finance and Chief Financial Officer
Dated: May 13, 2002	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Vice President, Finance, Treasurer and Chief Accounting Officer

INDEX TO EXHIBITS

No.	Exhibit
3.1*	Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws
3.3**	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below).
4.1**
Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B
10.1+	Amended and Restated Registration Rights Agreement
10.2+	Lease Agreement between Westlake Gardens and Registrant
10.3	2001 Employee Stock Purchase Plan
10.4+	2001 Stock Incentive Plan
10.5+	2001 Supplemental Stock Incentive Plan
10.6+	Employment Agreement between the Registrant and Mark R. Goldston
10.7+	Amendment to Employment Agreement between the Registrant and Mark R. Goldston
10.8+	Stock Pledge Agreement between Registrant and Mark R. Goldston
10.9+	Note Secured by Stock Pledge Agreement made by Mark R. Goldston in favor of Registrant
10.10+	Employment Agreement between the Registrant and Charles S. Hilliard
10.11+	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard
10.12+	Stock Pledge Agreement between Registrant and Charles S. Hilliard
10.13+	Note Secured by Stock Pledge Agreement made by Charles S. Hilliard in favor of Registrant
10.14+	Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.15+	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.16+	Employment Agreement between the Registrant and Brian Woods
10.17+	Amendment to Employment Agreement between the Registrant and Brian Woods
10.18++	Form of Note Secured by Stock Pledge Agreement made by certain officers of the Company in favor of Registrant
10.19++	Form of Stock Pledge Agreement between Registrant and certain officers of the Company
10.20++	Form of Restricted Stock Purchase Agreement between Registrant and certain officers of the Company

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

++
Incorporated by reference from the exhibits to the Quarterly Report on Form 10-Q filed by Registrant with the SEC on February 14, 2002 (File No. 333-63704).

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