Form 10-K
period 2002-06-30
UNITED ONLINE INC
filed 2002-09-30
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 000-33367

UNITED ONLINE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0575839 (I.R.S. Employer Identification No.)
2555 Townsgate Road, Westlake Village, California (Address of principal executive office)	91361 (Zip Code)

(805) 418-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of September 23, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the last reported sales price of the registrant's common stock on such date reported by the Nasdaq National Market, was approximately $282,238,261 (calculated by excluding shares beneficially owned by directors and officers). As of September 23, 2002, there were a total of 40,759,417 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this annual report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on November 12, 2002.

UNITED ONLINE, INC.
INDEX TO FORM 10-K

For the Fiscal Year Ended June 30, 2002

        In this document, "United Online," the "Company," "we," "us" and "our" collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as "anticipate," "expect," "intend," "plan," "believe," "may," "will" or similar expressions constitute forward-looking statements. These forward looking statements include, but are not limited to, statements about our user base, the advertising market, the dial-up Internet access market, operating expenses, revenues, capital requirements and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The sections entitled "Risk Factors" in this Form 10-K and our other filings with the SEC set forth some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

PART I

ITEM 1. BUSINESS

Overview

        United Online is a leading Internet service provider ("ISP") offering consumers free and value-priced Internet access and e-mail. Our Internet access services are currently offered through our NetZero and Juno subsidiaries under their brands, and are available in more than 5,000 cities across the United States and Canada. In addition, we offer marketers numerous online advertising products as well as online market research and measurement services. At June 30, 2002, we had approximately 1.7 million subscribers to our pay Internet access services and approximately 4.8 million active users, including pay users. "Active" users include all pay users and those free users that have logged onto our services during the preceding 31 day period.

        In October 1998, NetZero launched its free Internet access service. NetZero's initial business plan was to provide consumers with free Internet access and to fund its operations through advertising and commerce revenues. Juno launched its free e-mail service in April 1996, introduced its first pay Internet access service in July 1998 and began offering free Internet access in December 1999. Like NetZero, Juno's original business model was predicated on funding its operations primarily through advertising and commerce revenues. Commencing in 2000, the Internet advertising market began to experience a significant decline. As a result, NetZero and Juno imposed limitations on their free Internet access services and focused on generating revenues primarily from value-priced pay Internet access services as opposed to advertising.

        On September 25, 2001, NetZero and Juno merged into two wholly-owned subsidiaries of United Online (the "Merger"). The Merger was accounted for under the purchase method of accounting and NetZero was the acquiror for financial accounting purposes and United Online's predecessor for financial reporting purposes. Our current objective is to grow our pay user base by marketing value-priced dial-up Internet access services that are priced below the standard monthly pricing of other leading ISPs. While we continue to offer free Internet access, our free services are not viewed as a stand-alone business, but primarily as a marketing tool to generate pay users and as a source of advertising revenues.

Industry Background

        As of June 2002, there were an estimated 69 million Internet access accounts in the United States, of which an estimated 59 million accessed the Internet using a dial-up, or "narrowband," connection, with the remaining 10 million using a high-speed, or "broadband," connection. While there are several thousand regional ISPs in the United States, a small number of large, nationwide providers dominate the dial-up Internet access market. The top ten ISPs accounted for more than 80 percent of the United States dial-up market, and the majority of these providers charge a monthly fee of more than $20 for their standard, dial-up access account. High-speed access generally offers users significantly faster connection and download speeds than dial-up access, and the monthly fees charged by high-speed providers are on average more than double that of a typical dial-up account.

        Telecommunications costs associated with providing dial-up access have declined in recent years with the emergence of wholesale dial-up providers that resell dial-up access capacity to ISPs. These providers have built networks on a large-scale, national basis and are able to spread the cost of their networks over multiple ISPs. The decline in telecommunications costs facilitated, in part, the emergence of advertising-supported and value-priced Internet access services, which currently represent a small segment of the overall market for dial-up access. While many of the major ISPs offer discounted pricing plans, these plans are generally subject to relatively low monthly usage limits and are marketed to consumers on a limited basis, thus representing a small percentage of accounts for these ISPs. A few ISPs, including NetZero and Juno, currently offer nationwide, value-priced Internet access as their primary consumer offering. NetZero and Juno are currently the only nationwide ISPs that offer free Internet access services.

        While the number of new Internet access accounts has increased annually for many years, it is estimated that, as of December 2001, approximately 88% of the homes in the United States with computers currently have some form of Internet access. As such, it is not anticipated that the number of new Internet access accounts will increase significantly in future periods. The number of broadband access accounts has increased rapidly in recent years, and it is anticipated that the number of broadband accounts will continue to grow significantly while the number of dial-up accounts is likely to decrease. We believe that consumers will increasingly view dial-up Internet access as a commodity product with value-priced services as an attractive alternative to the higher priced services of major ISPs.

Sources of Revenue

        We generate the majority of our revenues from billable services. We also generate revenues from media fees, direct marketing agreements, referring our users to partners' Web sites and services, facilitating electronic commerce transactions and sales of market research data generated by our service. Billable services revenues in fiscal 2002 were $141.0 million, or 84% of total revenues. We derive our revenues through a number of products and services, including the following:

  Billable Services Revenues

        We provide billable dial-up Internet access services under a number of pricing plans, generally ranging from $1.95 to $29.95 per month. Currently, the most common pricing plan for our basic dial-up access service is $9.95 per month, and is branded NetZero Platinum and Juno Platinum. We have experimented with the use of a variety of pricing plans both in connection with offers extended to some of our existing subscribers and through external marketing channels. We may continue testing a variety of pricing plans in the future to determine their impact on profitability, pay user acquisition, conversion rates of free users to pay and pay user retention rates. We intend to continue to evaluate the desirability and effectiveness of our pricing plans, and may in the future make changes to these plans. We may also offer promotions such as a free month of service or a discounted rate for an initial or prepaid period, as well as a wide range of discounted flat-rate plans. Future changes in our pricing plans and promotional discounts may adversely impact the number of pay users and the amount of billable services revenues we receive from such users. Also, to a much lesser extent, we generate billable services revenues from fees charged to users for premium customer support services.

  Advertising and Commerce Revenues

        The Start Page.    We are able to designate the first Web site viewed by our users during an Internet access session. This Web site displays sponsored links to a variety of content, services and products including search, news, sports, weather, stocks and shopping. We generate revenues from the start page by users clicking on links and being referred to, or buying something on, sponsors' Web sites and from offering third party services on the start page, such as third party Internet search services. Also, to a lesser extent, we generate revenues from displaying third-party advertising banners on the start page.

        Persistent Toolbar.    A primary element of our free service is the banner advertising toolbar displayed on users' screens throughout their Internet access sessions. Banner advertising appears in a window of the toolbar displayed on users' computer screens while they are online that is always visible regardless of where they navigate. We generate revenues through this toolbar by displaying, and/or users clicking on, banner advertisements, buttons, icons and drop-down menus, which are linked to advertisers' and sponsors' Web sites or functionality offerings, including Web site searches. Our pay services generally display a smaller persistent toolbar that does not include banner advertising.

        NZTV.    NZTV is a patent-pending technology that allows us to display video and other forms of animated advertisements in a small window on the computer screens of certain users while they make a dial-up connection to access the Internet. Users can click on the NZTV advertisement during the connection process and be referred to advertisers' Web sites once the Internet session has commenced. We generate revenues from displaying NZTV advertisements or by users clicking on such advertisements and being referred to sponsors' Web sites.

        E-mail.    We generate revenues by delivering e-mail messages on behalf of advertisers or by users clicking on such messages and being referred to sponsors' Web sites.

        CyberTarget.    We have the ability to capture detailed data regarding certain users' online behavior including Web sites visited, advertisements clicked on, and other online activities of our users. We believe that this data serves as a valuable tool for our partners to improve the effectiveness of their online service offerings. Through our CyberTarget division, we generate revenues through the sale of market research data to third parties. These services are performed within the guidelines of our privacy policy, which dictates that no personal identifying information may be shared with third parties without the express consent of the user.

Adverstising Sales

        We sell our advertising products and services primarily through our own direct sales force and, to a lesser extent, through third parties. Our sales department is comprised of sales management, account executives, sales planning and traffic management personnel. Our account executives focus on developing a comprehensive marketing strategy involving a variety of our advertising tools for larger accounts. For example, dedicated account representatives work with General Motors to develop a broad variety of campaigns including NZTV, channel placement, targeted banner advertisements and special promotions. In addition, our sales force sells start page placements, banner advertisements and other advertising products to over one hundred different advertisers in the most recent quarter. Our sales department currently consists of a much smaller number of employees than in 2001 due to our decreased focus on advertising revenues and decreased advertising inventory resulting from limitations imposed on our free services and reductions in our free user base.

Marketing and User Acquisition

        Our marketing efforts are primarily focused on attracting pay users and building our brands. These efforts include television, sponsorships, radio, print, outdoor and online media advertising. Our marketing department consists of marketing management, media, creative services, Web development, strategic alliances and business development personnel. We produce a significant amount of our marketing materials internally. In addition to our traditional marketing activities, we view our free services as a cost-effective component of our pay user acquisition strategy. We have not spent significant resources marketing our free services since the Merger and have experienced a decrease in our active free user base as well as a decrease in the number of people signing up for our free services. While we continue to experience a significant number of people signing up for the free service and converting to our pay services, we believe these numbers will decrease over time, particularly if we do not actively promote our free services.

        We use a variety of different distribution channels to promote our free and pay services. A prospective user can generally access the software necessary to run our service by either downloading it from the Internet or by using a compact disc ("CD") to install it on their computer. We have developed software technology that enables a prospective user to download the initial software necessary to access our service in a matter of minutes using a standard dial-up modem connection. We believe that this capability will provide us with the opportunity to limit our reliance on the costly practice of widespread distribution of CDs, which is a standard industry practice among our major competitors. In addition to our traditional marketing efforts, we have entered into a variety of arrangements with third parties where they assist in the distribution of our software in conjunction with their services. In many cases we pay fees for users signed up through third parties. We intend to continue to evaluate a variety of distribution arrangements to enable us to make our services available to a large population of potential users in a cost-effective manner.

Billing

        Most of our users pay for our Internet services by credit card, however, we also accept payment by check or money-order for certain prepaid multi-month billing plans. Our 900-telephone number technical support option is charged to users through their Local Exchange Carrier ("LEC") monthly telephone bill. In the future, we intend to expand our current payment options for Internet services to include LEC billing, however, we cannot assure you that we will be successful in implementing alternative payment options.

        The software we use to operate our billing system is licensed from Portal Software, Inc., but also includes internally developed software. Customer billing is a complex process, and our billing system must efficiently interface with other third parties' systems, such as our credit card processor. Our ability to accurately and efficiently bill our users is dependent on the successful operation of our billing system and our credit card processor. In addition, our ability to offer new pay services or alternative billing plans is dependent on our ability to customize our billing system. Issues associated with our billing system could cause a variety of problems including the failure to bill users on a timely basis, over-charging or under-charging users, inaccurate reporting and customer data, excessive credit card chargebacks, delays in new products or billing plan introductions and other billing-related problems.

Customer Support

        Our customer support service strategy is to build programs designed to increase user satisfaction and retention in a cost-effective manner. Our customer support service is a combination of internal personnel, including employees at our facility in Hyderabad, India, and outsourcing of selected support services to vendors.

        We offer online and offline "self-help" services that provide a variety of support options to our users, including our offline software that is loaded onto the user's computer when the service is initially installed from a CD or downloaded from our Web site. This offline tool assists users in loading and operating our software, provides answers to common questions and helps users set up their e-mail account through step-by-step instructions. We also provide comprehensive help, tutorials, advice, answers to frequently asked questions and tips via our Web site and automated e-mail response system. In addition, we provide traditional e-mail support where our personnel generally respond to users within a day of receiving an inquiry.

        While we do not offer free telephone support to the majority of our users other than with respect to billing inquiries, we offer a fee-based technical support option utilizing a 900-telephone number. Our user support organization monitors closely the effectiveness of our user support functions and measures different performance metrics such as average wait time, first call resolution rate and abandonment rate of our premium technical support. User contacts are logged and categorized to enable us to recognize and act on trends. An internal quality assurance team monitors the work of our third party agents and provides feedback to the agents to improve their skills and establish consistency throughout the user support group.

Technology

        Our services are provided by a combination of network systems and computer infrastructure. Since the Merger, we have integrated many aspects of the NetZero and Juno systems, which has enabled us to provide a high level of service to our users while reducing per user telecommunications and network operating costs and expanding network capacity. We currently maintain our data centers in multiple locations to help provide redundancy. We have developed or acquired a variety of technologies designed to enhance the functionality of our services and to provide a platform for the creation of products and services tailored to the needs of advertisers and commerce partners.

        Client and Server Network.    Users download either the NetZero or Juno software client onto their computers to access the Internet. Both software clients enable us to track users' navigational activities and to deliver targeted advertising. The clients also display a persistent toolbar and capture a variety of information including Web sites visited, the quality of dial-up connections and the advertisements displayed and clicked on during the user's online session. The NetZero client is a Java application and the Juno client is a C++ application and both currently operate on the Windows 95, Windows 98, Windows 2000, Windows ME, Windows XP and Windows NT 4.x operating systems.

        Another major component of our technology is our server network, also powered by Java and C++, which contains a group of software applications running on multiple servers that manage and collect important data relating to each user's online session. The servers consist of application server software which interacts with the client software to send and receive information such as authentications, advertisements, impressions and click counts; database servers which store session information, user information and advertisement display and click counts; and advertisement servers which manage the advertisement inventory and determine which advertisements users will view during their online session. All of the above components run on Sun Microsystems Solaris and Intel-based Linux servers.

        We use a number of industry standard technologies in our systems. Some are "open source" software based, such as Apache web servers, the Linux operating system and Java development tools. We are dependent on these software bases being kept up to date, and could incur significant additional costs if we had to take on additional maintenance responsibilities. If modifications are made to those software systems that we must incorporate, we may incur significant costs. Sun Microsystems continues to upgrade its Java language and implementing new versions of Java may require additional memory and resources to implement. Our technology uses the Java language extensively and we may have to modify our software accordingly to accommodate new versions. We cannot assure you that we will be able to make or incorporate such modifications, or any other modifications which may be required to adapt to new or changing standards, in a cost-effective and timely manner, or at all.

        Juno Offline E-mail Client.    For the majority of Juno users, the time each user spends connected to the Internet is reduced through the use of a patented architecture that allows users to read and compose e-mail messages offline, connecting automatically to the Internet only for the relatively brief period necessary to download incoming e-mail or upload outgoing messages. Advertisements are downloaded to a user's computer along with the user's incoming e-mail messages, and are displayed not only while the user is connected to the Internet, but throughout the significantly longer period of time during which the user is reading and writing e-mail messages offline. The relatively large ratio between average advertisement display time, a revenue-related resource, and average Internet connect time, an expense item, is an important component of the economics of the Juno services. We believe that a significant portion of the time spent online by users is attributable to their reading and writing of e-mail messages. As a result, we believe that the Juno offline e-mail architecture provides significant benefits to Juno's operational efficiency.

        Other Technologies.    Many of our technologies are designed to enhance user experience, decrease the cost of providing our services and to provide the ability to offer additional revenue streams. For example, NZTV involves the display of full-motion video advertisements during the log-on process, with the advertisement being downloaded to the user's computer during previous Internet sessions without adversely impacting the user's online experience. Our autodialer technology is designed to automatically ensure that our users access our telecommunications network through a dial-up number that minimizes our per-hour costs and improves initial connection rates. We intend to continue to develop and acquire additional technologies with the goal of enhancing the value of our service for both users and advertisers.

Competition

        Competition for Users.    Competition for Internet users continues to intensify as the dial-up Internet access market matures. We believe that the primary competitive factors determining success in the market for Internet users include pricing, a reputation for reliability of service, effective customer support, easy-to-use software, geographic coverage and scope of services. Other important factors include the timing and introduction of new products and services as well as general economic trends. While we believe that we compete favorably with respect to most of these factors, many of our competitors have an advantage over us with respect to specific factors. We currently compete with established online services and content providers, such as America Online, Compuserve and The Microsoft Network; independent national ISPs such as Earthlink; large communications companies such as AT&T WorldNet; retailers such as Kmart which offers the Bluelight Unlimited Service through its Bluelight.com subsidiary and Wal-Mart which offers Wal-Mart Connect; companies that provide Internet access on a private label or co-branded basis; and thousands of regional and local commercial ISPs. Several of these providers offer significantly greater customer support and scope of services than we currently offer, although generally at a higher price. In addition, several of these competitors have far greater marketing, financial, technical and personnel resources than we do and we cannot assure you that we will be able to compete effectively for pay users. We also compete against other companies that offer services or products, such as personal computers, bundled with, or as promotions for, Internet access services.

        We also face competition from companies that provide broadband connections to users' homes, including our major dial-up competitors, local and long-distance telephone companies, cable television companies and wireless communications companies. It is estimated that broadband services will continue to experience significant growth, resulting in a decrease in the dial-up market. Broadband providers offer a variety of Internet services, some of which may not be available on dial-up services due to the slower speed of the dial-up connection. In addition, several companies bundle broadband services with their cable or phone services which may result in lower prices of the broadband service to the subscriber. Many broadband providers are also beginning to offer discounted pricing plans for reduced levels of broadband services. While the market for broadband services is still emerging, we believe it will continue to grow and pose an increasingly significant source of competition. We currently offer broadband services only on a very limited basis, and there is no assurance that we will ever offer broadband services on more than a limited basis.

        We believe that increased competition has, from time-to-time, impacted our growth and may impact our growth in the future, resulting in increased user turnover and additional sales and marketing expenses that increase our pay user acquisition cost. The ability of our competitors to acquire other Internet access providers or to enter into strategic alliances or joint ventures could also put us at a significant competitive disadvantage.

        Our competitors may be able to charge less for Internet access services than we currently charge, which may put pressure on us to reduce, or prevent us from raising, the fees we charge for our pay services. We may choose to lower the fees we currently charge for our pay services in order to remain competitive with other industry participants. Any decrease in our prices could result in a reduction in our billable services revenues and would adversely impact our financial position and results of operations.

        In addition, telecommunications companies with far greater resources and brand awareness offer their own Internet access services to users. Since these companies have their own telecommunications network infrastructure, they may have lower communications costs than we do. These potential cost advantages may significantly increase competitive pressures on us. In addition, each of our current telecommunications providers supplies network access to one or more of our competitors, and could choose to sell those competitors preferential network access, potentially limiting our users' ability to access the Internet. If our telecommunications service providers were to decrease the levels of service provided to us, or if they were to terminate their relationships with us for competitive or other reasons, and we were not able to develop alternate sources of supply, we would not be able to provide Internet access to some or all of our customers, which could ultimately result in a significant loss of users and revenues.

        Competition for Advertising Customers.    We believe that the primary competitive factors determining success in the market for advertising customers include the size and demographic profile of a user base, the ability to target users based on a variety of criteria, pricing and geographic coverage.

        While we believe that we compete favorably with respect to these factors, several of our competitors may have an advantage over us with respect to specific factors. We compete for revenues with major ISPs, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, and various other companies that facilitate Internet advertising. Many of these companies have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical and sales and marketing resources than we do. This may allow our competitors to respond more quickly to new or emerging technologies and changes in advertiser requirements. It may also allow them to devote greater resources to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. Competition combined with a slowing of the growth of online advertising has resulted in, and may continue to result in, reductions in the number of advertisers on our service, price reductions, increased operating losses and loss of market share. We also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets.

Governmental Regulation

        Overview.    The law relating to our business and operations is evolving and is still in flux. In addition, a number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental entities may lead to the repeal, modification or introduction of laws or regulations which do or could affect our business including, but not limited to, online content, user privacy, taxation, parental consent for access by minors, access charges and regulatory fees, liability for third-party activities, bulk e-mail or "spam," encryption standards, online sales of goods and services, domain name registration and use, copyright infringement, and other intellectual property issues, and distribution of compensation between or among telecommunications carriers.

        Regulation of Content and Access.    A variety of restrictions on content and access, primarily as they relate to children, have been enacted or proposed. The Children's Online Protection Act of 1998 prohibits and imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring, by means of the World Wide Web, material that is harmful to minors, unless access to this material is blocked to persons under 17 years of age. In addition, the Telecommunications Act of 1996 enacted by Congress imposes fines on any entity that knowingly permits any telecommunications facility under such entity's control to be used to make obscene or indecent material available to minors via an interactive computer service. Numerous states have adopted or are currently considering similar types of legislation. In addition, certain state laws have been adopted or proposed that would require ISPs to block users' access to certain types of offensive Web sites. Because of these content restrictions and potential liability to us for materials carried on or disseminated through our systems, we may be required to implement measures to reduce our exposure to liability.

        User Privacy Issues.    Internet user privacy has become an issue both in the United States and abroad. Some commentators, privacy advocates and government bodies have recommended or taken actions to limit the use of personal profiles or other personal information by those collecting such information, particularly as it relates to children. For example, the Children's Online Privacy Protection Act of 1998 requires, among other things, that online operators obtain verifiable parental consent for the collection, use, or disclosure of personal information from children. Various states have enacted or proposed laws regulating an ISP's use of consumer information. These types of laws may require us to adopt new policies or procedures to ensure compliance.

        Internet Taxation.    The tax treatment of activities on or relating to the Internet is currently unsettled. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on the online sale of goods and services and other Internet activities. The Internet Tax Freedom Act was signed into law in 1998, placing a three-year moratorium on new state and local taxes on Internet commerce. In November 2001, the moratorium was extended for another two years until November 2003. This moratorium may not be extended beyond 2003, and future laws imposing taxes or other regulations on commerce over the Internet could substantially impair the growth of Internet commerce and, as a result, could make it more expensive to operate our business.

        Telecommunications Regulation.    Neither the Federal Communications Commission nor any other governmental agency directly regulates ISPs as "telecommunications providers." In a report to Congress adopted on April 10, 1998, the FCC reaffirmed that ISPs should be classified as unregulated "information service providers," rather than regulated "telecommunications providers" under the terms of the Telecommunications Act of 1996. This finding is important because it means that regulations that apply to telephone companies and other common carriers do not apply to us. We are also not required to contribute a percentage of our gross revenue to support "universal service" subsidies for local telephone services and other public policy objectives, such as enhanced communications systems for schools, libraries, and some health care providers. The FCC action may discourage states from regulating ISPs as telecommunications carriers or imposing similar subsidy obligations.

        Nevertheless, Internet-related regulatory policies are continuing to develop, and it is possible that we could be exposed to regulation in the future. The FCC has initiated several proceedings in which it is examining either directly or indirectly the regulatory status of ISPs. It is possible, that, as a result of those proceedings, the FCC may reclassify ISPs as telecommunications providers or subject certain services offered by ISPs to regulation as telecommunications services. Among other things, the FCC could decide to regulate voice and fax telephony services provided over the Internet as a "telecommunications" service even though Internet access itself would not be regulated. A decision by the FCC to impose a telecommunications regulatory scheme on ISPs or on some of the services they offer could result in our being subject to universal service fees, regulatory fees, and other fees imposed on regulated telecommunications providers as well as heightened costs of regulatory compliance.

        We could also be affected by any change in the ability of our users to reach our network through a dial-up telephone call without any additional charges. The FCC has recently ruled that ISPs are enhanced service providers and are thus exempt from the access charges that apply to traditional telecommunications companies. Local telephone companies assess charges on long distance companies for the use of the local telephone network to originate and terminate long distance calls, generally on a per-minute basis. We could be adversely affected by any regulatory change that would result in the imposition of access charges on ISPs because this would substantially increase the cost of using the Internet. We could also be adversely affected by other regulatory changes involving carrier compensation. Certain of the telecommunications service providers from whom we purchase telecommunications services were entitled to receive payments known as "reciprocal compensation" from local exchange carriers with respect to their provision of Internet access services. However, in April 2001, the FCC inaugurated a rulemaking proceeding that the agency said would probably result in the elimination of reciprocal compensation for Internet traffic, a change which would decrease revenues for some, if not many, of our telecommunications providers. In the meantime, the FCC simultaneously established a 36-month transition period, during which the amount of reciprocal compensation that could be paid to a telephone company for Internet traffic is capped at amounts that decrease over the 36-month period. While the FCC's decision was reversed by a federal appellate court, it remains in effect while the FCC reconsiders its decision. As a result, some, if not many, of our telecommunications providers will be receiving less compensation from local exchange carriers and might increase the cost of their services to us. Since the largest component of our operating costs is currently comprised of payments to those telecommunications providers, any increase in such costs could have a material adverse effect on our results of operations.

        State public utility commissions generally have declined to regulate enhanced or information services. Some states, however, have continued to regulate particular aspects of enhanced services in limited circumstances, such as where they are provided by incumbent local exchange carriers that operate telecommunications networks. Moreover, the public service commissions of some states continue to review potential regulation of these services. We cannot assure you that state regulatory authorities will not seek to regulate aspects of these activities as telecommunications services.

        The Workforce Investment Act of 1998.    The Workforce Investment Act of 1998 amended Section 508 of the Rehabilitation Act of 1973 to require that all Web sites operated by a federal agency be modified to make them accessible to individuals with disabilities. There are proposals to extend this requirement to all Web sites, which, if enacted, could increase our costs and make our service less attractive to those who are not disabled.

Intellectual Property

        Our success and ability to compete is substantially dependent on our technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark law. We have filed numerous patent applications relating to a variety of business methods and technologies.

        We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. We cannot be certain that the steps we have taken will prevent misappropriation of our solutions or technologies, particularly in foreign countries where the laws or law enforcement may not protect proprietary rights as fully as in the United States. We have licensed, and may license in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brands are maintained by our business partners, such partners may take actions that could materially and adversely affect the value of our proprietary rights or reputation.

        Our technology collects and utilizes data derived from user activity. This data is used for advertisement targeting and measuring advertisement performance. Although we believe that we have the right to use this data, we cannot assure you that third parties will not assert claims against us for using this information. In addition, others may claim rights to the same information. We cannot be certain that any of our proprietary rights will be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving. In particular, we cannot assure you that any of our patent, copyright or trademark applications, now pending or to be filed in the future, will be approved. Even if they are approved, such patents, trademarks or copyrights may be successfully challenged by others or invalidated. We could spend significant funds procuring and attempting to enforce our proprietary rights, and we cannot assure you that such rights will be upheld or will provide us with any significant advantages. If our trademark registrations are not approved because third parties own such trademarks, our use of the trademarks will be restricted unless we enter into arrangements with such third parties. These arrangements may not be available on commercially reasonable terms, or at all.

        Third parties may assert infringement claims against us. From time-to-time, we have been subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, patents and other intellectual property rights of third parties by our users or us. Any such claims could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, even if we were to win any such litigation, such litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Any claims or litigation may also result in limitations on our ability to use such trademarks, patents and other intellectual property unless we enter into arrangements with such third parties, which may not be available on commercially reasonable terms.

        Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. As a result, we may be unable to acquire or maintain relevant domain names in the countries that we conduct, or plan to conduct, business. For example, we do not own the domain name www.unitedonline.com. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, dilute or otherwise decrease the value of our trademarks and other proprietary rights.

        We currently license the underlying software we use to run our accounting, advertising billing, finance and data storage functions from Oracle. The license agreement requires that we pay annual support and license fees to Oracle. Our agreement with Oracle terminates in April 2004. We currently license the software we use to bill our pay users from Portal. Our agreement with Portal terminates in 2008.

Privacy Policy

        We believe that issues relating to the privacy of Internet users and the use of personal information about these users are critically important as the commercial uses of the Internet grow. We have adopted and disclosed to our users a detailed policy outlining the permissible uses of information about users and the extent to which such information may be shared with others. Our users must acknowledge and agree to this policy when registering to use our services. We do not sell or license to third parties any personally identifiable information of users unless they specifically authorize us to do so. However, we use information about our users to improve the effectiveness of advertising by our advertising customers.

Employees

        As of June 30, 2002, we had 420 employees, 306 of which were located in the United States and 114 located in Hyderabad, India. We had 212 employees in product development, 85 employees in general and administrative, 70 employees in sales and marketing, and 53 associated with the cost of billable and free services. None of these employees are subject to any collective bargaining agreement and we consider our relationships with employees to be good.

ITEM 2. PROPERTIES

        We currently maintain the following principal facilities:

	Location	Square Feet	Lease Expiration
Principal executive and corporate offices	Westlake Village, CA	49,000	2009
Operations and technology facility	New York, NY	26,000	2003
Operations and customer support facility	Westlake Village, CA	19,000	2006
Customer support and technology facility	Hyderabad, India	18,000	2005

        We believe that our existing facilities are adequate to meet our current requirements. The lease on our New York facility expires in March 2003 and we believe that we will be able to secure alternate facilities on acceptable terms.

ITEM 3. LEGAL PROCEEDING

        On April 26, 2001, plaintiff Jodi Bernstein filed a complaint in United States District Court for the Southern District of New York, Case No. 01-CV-3358 (WHP), against NetZero, certain of its officers and directors and the investment firms Goldman Sachs, BancBoston Robertson Stephens and Salomon Smith Barney. The plaintiff's complaint alleges violations of the federal securities laws. A number of other complaints brought by different plaintiffs have since been filed and/or served against NetZero containing similar allegations. These complaints were brought as purported stockholder class actions under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints generally allege that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters of NetZero's initial public offering had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with initial public offering; and (ii) the underwriters had entered into agreements with customers whereby they agreed to allocate NetZero shares to those customers in the initial public offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. The complaints against NetZero have been consolidated with similar complaints filed against other companies and investment firms under the caption In Re: Initial Public Offering Securities Litigation,

Master File No. 21 MC 92 (SAS). The defendants, including NetZero, in these consolidated cases have moved to dismiss the plaintiffs' Consolidated Amended Complaint.

        On May 17, 2001, plaintiff Ann Louise Truschel filed a complaint against Juno on behalf of herself and all others similarly situated in Supreme Court of the State of New York, County of New York, Index No. 01/602486. The plaintiff alleges unjust enrichment, violation of N.Y. G.B.L. Sec. 349 (deceptive acts and practices), violation of Arizona Consumer Fraud Act section 44-1522 and breach of contract. Specifically, the plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (a) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (b) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. The plaintiff is seeking class certification and unspecified compensatory damages. The plaintiff filed an amended complaint. Juno's motion to dismiss the complaint for failure to state a claim has been argued and is currently pending before the court.

        On August 21, 2001, Juno commenced a proceeding against Smart World Technologies, LLC, or "Freewwweb," a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code, in the U.S. Bankruptcy Court, Southern District of New York, Docket Nos: 00-41645 (CB); 00-416647 (CB). In this action, Juno is seeking a declaratory judgment as well as monetary damages against Freewwweb. On or about June 29, 2000, Juno entered into a subscriber referral agreement with Freewwweb under which Juno was obligated to pay certain amounts based on the number of "Qualified Referred Subscribers" generated by referral activities specified in the agreement. A new Juno subscriber referred to Juno by Freewwweb was considered a Qualified Referred Subscriber if he or she met certain qualification criteria defined in the subscriber referral agreement. Under the terms of the agreement, Juno has the right to settle a portion of the liabilities incurred in connection with acquiring the Qualified Referred Subscribers through the issuance of shares of its common stock. Freewwweb filed a claim against Juno asserting that Juno is obligated to pay Freewwweb an amount in excess of $80 million under the terms of its agreement with Juno. Juno has requested that the court rule on this issue, and is seeking unspecified monetary damages against Freewwweb. In connection with the Freewwweb bankruptcy proceeding, Worldcom provided telecommunications services to Freewwweb. Juno is required to pay Worldcom certain amounts owing for such services, although Juno and Worldcom are in disagreement as to the amounts owing, with Worldcom claiming in excess of $1 million and Juno claiming less than $300,000. At June 30, 2002, we had liabilities recorded of approximately $4.8 million as an estimate of the amounts for which we believe the Worldcom and Freewwweb claims will be resolved. We cannot assure you that the outcome of the litigation will be positive or that we will not be required to pay Freewwweb and Worldcom an amount in excess of the amount currently reserved.

        On November 15, 2001, plaintiff Activeworlds Corp. filed a complaint against Juno, NetZero and United Online in the Supreme Court for the State of New York, County of New York, Index No. 605484/01, alleging breach of contract, fraud and unjust enrichment arising out of an August 25, 2000 agreement between Juno and Activeworlds for advertising, distribution and other services. Specifically, plaintiff alleges that Juno failed to advise it of a planned change in Juno's business policy that had an adverse impact on the value of the agreement to plaintiff. The plaintiff is seeking damages in excess of $500,000, plus punitive damages and other relief. Juno has filed its answer denying the remaining allegations of the complaint and asserting certain affirmative defenses.

        On January 8, 2002, plaintiffs Dorothy Steff, John Kozarevich, Rachel Ward and Lori Anderson filed a nationwide class action lawsuit against United Online, NetZero and Juno in Superior Court for the State of California, Los Angeles County, Case No. BC265993. The plaintiffs allege unlawful, unfair or deceptive business practices in violation of California Business and Professional Code §§17200 et seq. and violation of California Civil Code §§1750 et seq. (Consumer Legal Remedies Act). The plaintiffs allege that defendants used marketing and promotional materials to mislead or deceive the alleged class members regarding their billable Internet access services. The plaintiffs filed a Notice of Violation of the Consumers Legal Remedies Act and are seeking injunctive relief, restitution, disgorgement of profits, the establishment of a constructive trust and attorneys' fees. We filed a demurrer to the complaint, which the court granted in part and denied in part. The plaintiffs filed an amended complaint on August 23, 2002, naming only United Online and NetZero as defendants. Our response to the amended complaint is due on September 30, 2002.

        On September 11, 2002 plaintiff Sprint filed a lawsuit against Juno for amounts allegedly due pursuant to claims for tariff enforcement, breach of contract, quantum meruit and unjust enrichment arising from a 1997 agreement between the parties for the provision of certain dial-up access and other services in the District Court of Johnson County, Kansas, Case No. 02 LA 08568. The plaintiff is seeking damages of $550,000 plus costs. We are preparing an answer denying the material allegations of the complaint and asserting certain affirmative defenses.

        The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, results of operations or financial position, the results of litigation are inherently uncertain and we can provide you with no assurance that we will not be materially and adversely impacted by the results of such proceedings. We are unable to estimate the range of possible loss from outstanding litigation and, other than the reserves referenced with respect to the Freewwweb litigation described above, no amounts have been provided for in our consolidated financial statements.

        We are subject to various other legal proceedings and claims that arise in the ordinary course of business. We believe the amount, and ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations or cash flows. We cannot assure you, however, that such actions will not be material or adversely affect our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of security holders during the quarter ended June 30, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has been quoted on the Nasdaq National Market ("NASDAQ") under the symbol "UNTD" since September 26, 2001. Prior to that, NetZero common stock had been quoted on the NASDAQ under the symbol "NZRO" since September 23, 1999. The following table sets forth, for the fiscal quarters indicated, the high and low prices per share of United Online's common stock since September 26, 2001 and NetZero common stock (adjusted to reflect the 0.20 shares of United Online common stock exchanged for each share of NetZero common stock in connection with the Merger) prior to September 25, 2001 as reported on the NASDAQ:

	High	Low
Fiscal 2001
First Quarter	$41.25	$10.63
Second Quarter	12.81	3.44
Third Quarter	9.69	2.34
Fourth Quarter	7.45	2.34
Fiscal 2002
First Quarter	4.60	1.70
Second Quarter	5.18	2.16
Third Quarter	8.74	4.01
Fourth Quarter	12.70	7.68
Fiscal 2003
First Quarter (through September 20, 2002)	13.79	7.12

        On September 23, 2002, there were 946 holders of record of our common stock.

Dividends

        We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with United Online's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

        The consolidated statement of operations data for the fiscal years ended June 30, 2002, 2001 and 2000 and the consolidated balance sheet data at June 30, 2002 and 2001 are derived from the audited consolidated financial statements of United Online included elsewhere in this Form 10-K. The consolidated statement of operations data for year ended June 30, 1999 and for the period from July 21, 1997 (inception) through June 30, 1998 and the consolidated balance sheet data at June 30, 2000, 1999 and 1998 are derived from the audited consolidated financial statements of United Online not included elsewhere in this Form 10-K. The quarterly financial data for fiscal 2002 and 2001 is derived from the unaudited condensed consolidated financial statements of United Online not included elsewhere in this Form 10-K.

The following amounts are in thousands, except per share data:

					July 21, 1997 (inception) through June 30, 1998
	Year Ended June 30,
	2002	2001	2000	1999
Statement of Operations Data:
Revenues:
Billable services	$141,005	$6,662	$589	$—	$—
Advertising and commerce	26,510	50,555	54,917	4,634	—

Total revenues	167,515	57,217	55,506	4,634
Operating expenses:
Cost of billable services	74,227	8,944	261	—	—
Cost of free services	33,129	79,416	66,708	12,486	—
Sales and marketing	40,220	62,176	51,436	1,689	—
Product development	24,779	27,534	10,020	1,018	—
General and administrative	30,722	28,775	19,655	4,856	25
Amortization of goodwill and intangible assets	14,156	16,837	5,525	—	—
Restructuring charges	4,228	—	—	—	—
Impairment of goodwill and intangible assets	—	48,622	—	—	—

Total operating expenses	221,461	272,304	153,605	20,049	25

Loss from operations	(53,946)	(215,087)	(98,099)	(15,415)	(25)

Interest income, net	5,070	9,331	6,813	115	—
Other income (expense), net	1,066	—	—	—	—

Net loss	$(47,810)	$(205,756)	$(91,286)	$(15,300)	$(25)

Basic and diluted net loss per share	$(1.35)	$(9.05)	$(6.16)	$(7.09)	$—

Weighted average shares used to calculate basic and diluted net loss per share	35,539	22,741	14,825	2,158	3,000

	As of June 30,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$139,355	$119,216	$237,865	$24,035	$1
Working capital (deficit)	101,982	105,998	234,590	16,097	(23)
Total assets	233,593	183,863	325,958	47,501	1
Capital leases and notes payable, less current portion	—	3,314	10,278	3,527	—
Redeemable convertible preferred stock	—	—	—	2,140	—
Stockholders' equity (deficit)	178,786	138,957	285,734	30,954	(23)
	Quarter Ended
	June 30,	March 31,	December 31,	September 30,
Unaudited Quarterly Financial Data:
Fiscal 2002
Net revenues	$54,449	$50,911	$48,047	$14,108
Loss from operations	(3,723)	(8,394)	(17,328)	(24,501)
Net loss	(2,679)	(7,254)	(15,742)	(22,135)
Basic and diluted net loss per share	$(0.07)	$(0.19)	$(0.41)	$(0.89)
Fiscal 2001
Net revenues	$11,972	$12,770	$16,009	$16,466
Loss from operations	(43,085)	(93,384)	(46,239)	(32,379)
Net loss	(42,148)	(91,388)	(43,355)	(28,865)
Basic and diluted net loss per share	$(1.80)	$(3.95)	$(1.90)	$(1.35)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        United Online was incorporated in June 2001 and, on September 25, 2001, commenced operations following the Merger of NetZero and Juno into two of its wholly-owned subsidiaries. The Merger was accounted for under the purchase method of accounting for business combinations as an acquisition of Juno by NetZero, which is considered the predecessor company to United Online. Under the purchase method of accounting, the acquisition cost of approximately $89.2 million, including transaction costs, has been allocated to the underlying net assets of Juno based on their estimated fair values. The excess of the purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The financial results of Juno have been included in United Online's results since the date of the Merger.

        We are a leading ISP offering consumers free and value-priced Internet access and e-mail. Our Internet services, currently offered through our NetZero and Juno subsidiaries under their brands, are available in more than 5,000 cities across the United States and Canada. In addition, we offer marketers numerous online advertising products as well as online market research and measurement services. At June 30, 2002, we had approximately 1.7 million subscribers to our pay services and approximately 4.8 million active users, including pay users. "Active" users include all pay users and those free users who have logged onto our services during the preceding 31 day period.

        Juno launched its first service, a free dial-up e-mail service, in April 1996. NetZero launched its free Internet access service in October 1998. Both Juno's and NetZero's free services were predicated on generating advertising revenues to fund their operations. Due to a variety of factors, including reductions in online advertising rates, both NetZero and Juno have taken various measures to limit the cost of providing free services.

        Juno started offering fee-based Internet services in 1998, and NetZero started offering fee-based Internet services in January 2001. Our current fee-based Internet services, NetZero Platinum and Juno Platinum, are offered through various pricing plans, and differ from our free services in that hourly and other limitations set for the free services do not apply and the services feature small toolbars without a persistent on-screen advertising banner.

        As a result of imposing limitations on our free services and focusing our marketing on our pay services, we have experienced increases in our pay user base and decreases in our active free user base. We have increased our pay user base in each quarter of fiscal 2002 while our free user base has declined in each quarter. We may experience, in the future, periodic fluctuations in our pay user base as a result of a number of factors including, but not limited to, the imposition of additional limitations on our free services; changes in our free services user base; promotional free trial periods of our pay services; increases or decreases in our traditional marketing expenditures; acquisitions; competitive factors, including competition in the value-priced segment of the ISP market; the effects of customer churn and seasonality; and changes in the prices of our billable services plans. We may also experience fluctuations in our active free user base. We currently anticipate that our active free user base will continue to decrease. Our active free user base will fluctuate as a result of a number of factors including, but not limited to, changes to the limitations imposed on our free services and the extent to which we market our free services.

        We previously operated a broadband service, Juno Express. However, due to a variety of factors including the failure of several providers of high-speed services, this broadband service was terminated. Juno previously entered into an agreement with AOL Time Warner to utilize their cable network to offer cable broadband services, but there are numerous operational and other issues that could impact whether Juno will offer these services over AOL Time Warner's cable systems in the near term, or at all. Furthermore, the agreement with AOL Time Warner is subject to termination by either party and is also subject to the approval of the Federal Trade Commission. In February 2002, we signed an agreement with Comcast Cable Communications Inc. ("Comcast") to offer high-speed Internet service over Comcast's cable systems. We recently launched this service in two markets and we have had limited success in offering this service. We did not incur significant costs or capital expenditures to launch this service. We cannot assure you, however, that there will not be unanticipated costs associated with offering this service. We also cannot assure you that we will be able to implement the service successfully, that the service will be offered on other than a limited basis or that we will generate a significant number of subscribers to the service.

Billable Services Revenues

        We provide billable dial-up Internet access services under a number of pricing plans, generally ranging from $1.95 to $29.95 per month. Currently, the most common pricing plan for our basic dial-up access service is $9.95 per month, and is branded NetZero Platinum and Juno Platinum. We have experimented with the use of a variety of pricing plans both in connection with offers extended to some of our existing users and through external marketing channels. We may continue testing a variety of pricing plans in the future to determine their impact on profitability, pay user acquisition, conversion rates of free users to pay, and pay user retention rates. We intend to continually evaluate the desirability and effectiveness of our pricing plans, and may in the future make changes to these plans. We may also offer promotions such as a free month of service or a discounted rate for an initial or prepaid period, as well as a wide range of discounted flat-rate plans. Future changes in our pricing plans and promotional discounts may adversely impact the number of pay users and the amount of billable services revenues we receive from such users.

        We may experience periodic fluctuations in our pay user base in the future as a result of a number of factors including, but not limited to, the imposition of additional limitations on our free services; changes in our free service user base; promotional free trial periods of our pay services; increases or decreases in our marketing spend; acquisitions; competitive factors, including competition in the value-priced segment of the ISP market; the effects of customer churn and seasonality; and changes in the prices of our billable services plans. We also experience quarterly and periodic fluctuations in average monthly revenue per user. Average monthly revenue per user is calculated by dividing billable services revenues for a period by the average number of billable subscribers for that period, calculated based on the number of billable subscribers at the beginning and end of such period. Fluctuations in the number of pay users early or late in a period can cause average monthly revenue per user to be skewed higher or lower.

Advertising and Commerce Revenues

        Our advertising and commerce revenues consist of fees from the placement of media, direct marketing agreements, referring our users to partners' Web sites and enabling customer registrations for partners. We also generate revenues from our online market research and measurement services.

        Advertising on the Internet, particularly the products and services we offer, is a relatively new and changing industry, and we cannot assure you that the products and services we offer now, or in the future, will meet with commercial acceptance. Internet advertising rates have declined significantly, and it is possible that rates will continue to decline. Many of the purchasers of Internet advertising have been companies with Internet-based business models. Certain of these companies have come under financial pressure and have not been able to access the capital markets to fund their operations. This trend has impacted our ability to generate advertising and commerce revenues and could continue to do so in the future. This trend could also result in increased allowances for doubtful accounts.

        Due to market forces and other factors, our advertising and commerce revenues have in the past, and may continue to, fluctuate from period-to-period. Historically, we have experienced sequential quarters of decreased advertising and commerce revenues, and we cannot assure you that we will not experience decreased revenues in future periods. Factors impacting our advertising and commerce revenues include, but are not limited to, the state of the online advertising market, increases and decreases in our user base, limitations on our free services and reductions in advertising inventory available for sale. Limitations on our free services have adversely impacted our volume of advertising inventory. While the majority of our advertising revenues is currently derived from advertisements displayed to our free users, a portion of our advertising revenues is derived from our pay users.

        We have entered into barter transactions on an extremely limited basis. There is no barter revenue in the historical or pro forma revenues for the year ended June 30, 2002. In the historical results for the year ended June 30, 2001, barter revenue was less than 1% of advertising and commerce revenue. In the pro forma results for the year ended June 30, 2001, barter revenue was less than 5% of advertising and commerce revenues.

Cost of Billable Services

        Cost of billable services includes direct costs associated with our billable services that have been allocated to billable services based on the aggregate hourly usage of our pay users as a percentage of total hourly usage of both our free and pay users. Allocated direct costs consist primarily of telecommunications costs, personnel and related overhead costs associated with operating our network and data centers and depreciation of network computers and equipment. In addition, cost of billable services includes direct costs incurred in providing technical and customer support and costs associated with providing customer billing and billing support.

        Historically, we have expended significant funds on our network infrastructure. While we may expend significant funds on capital expenditures in the future, such expenditures are dependent upon our expectation of user growth and usage patterns, the need to upgrade our existing network infrastructure, as well as needs associated with acquired businesses and new products. Telecommunications costs for network access are expensed as incurred. Our failure to accurately forecast users' needs could result in significant overcapacity, which would adversely impact our results of operations. Conversely, under-forecasting usage could adversely impact the ability of users to receive adequate service and adversely impact our reputation and our ability to maintain or increase our user base. We cannot assure you that we will be able to accurately forecast user requirements in the future.

Cost of Free Services

        Cost of free services includes direct costs associated with our free services that have been allocated to free services based on the aggregate hourly usage of our free users as a percentage of total hourly usage of both our free and pay users. Allocated direct costs consist primarily of telecommunications costs, personnel and related overhead costs associated with operating our network and data centers, and depreciation of network computers and equipment. In addition, cost of free services includes certain direct costs incurred in providing technical and customer support to our free users and certain costs associated with delivering advertising to our users.

Sales and Marketing

        Sales and marketing expenses include advertising and promotion expenses, salaries, sales commissions, employee benefits, travel and related expenses for our direct sales force, fees paid to third-party advertising sales agents, customer services costs incurred to acquire new users and sales support functions. We have expended significant amounts on sales and marketing, including national branding campaigns comprised of television, sponsorships, radio, outdoor and print advertising and a variety of other promotions. Due to the timing of these promotions, amounts expended have varied significantly from period-to-period. Marketing costs may fluctuate significantly from quarter-to-quarter. Marketing and advertising costs to promote our products and services are expensed in the period incurred.

Product Development

        Product development expenses include expenses for the development of new or improved technologies and products, including salaries and related expenses for the software development, quality assurance and product management departments, as well as costs for contracted services, facilities and equipment.

General and Administrative

        General and administrative expenses include salaries, employee benefits and expenses for executive, finance, legal, human resources and internal support personnel. In addition, general and administrative expenses include fees for professional services, non-income taxes, bad debt expense and occupancy and other overhead-related costs.

Restructuring Charges

        Restructuring costs consist of severance costs, lease exit costs and the write-off of leasehold improvements associated with terminated leases.

Amortization of Goodwill and Intangible Assets

        Amortization of goodwill and intangible assets includes amortization of goodwill, acquired customers, purchased technologies and other identifiable intangible assets associated with our various acquisitions. At June 30, 2002, we had approximately $10.9 million in goodwill and $47.2 million in intangible assets primarily resulting from our acquisition of Juno on September 25, 2001. We expect to incur significant amortization expense in connection with the intangible assets in future periods. Since our acquisition of Juno was completed after June 30, 2001, we are not amortizing the goodwill acquired as a result of that acquisition in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142. Under SFAS No. 142, goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment.

Stock-based Charges

        We recorded stock-based charges in connection with the grant of stock options and restricted stock to employees and the issuance of restricted shares of stock in connection with prior acquisitions, which are amortized over the vesting period of the applicable shares.

Acquisitions

  AimTV, Inc.

        In December 1999, we acquired 100% of the outstanding capital stock and options of AimTV, Inc. in a stock-for-stock transaction. AimTV has developed a patent-pending technology that is the basis for our NZTV advertising product. Pursuant to the terms of the agreement, the outstanding capital stock and options of AimTV were exchanged for approximately 195,000 shares of our common stock and options to purchase common stock. The transaction has been accounted for under the purchase method and, accordingly, the results of operations of AimTV have been included in our consolidated results since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $23.7 million. The excess purchase price was comprised of approximately $14.3 million of goodwill and $9.4 million of identifiable intangible assets. During the year ended June 30, 2001, we identified indications of possible impairment of our long-lived assets, principally goodwill and other acquired intangible assets, related to the acquisition of AimTV and we recorded an impairment charge of approximately $11.1 million to write off the remaining balance of goodwill and intangible assets associated with the acquisition.

  Simpli.com, Inc.

        In August 2000, we acquired Simpli.com, Inc., a targeted search technology company, in a stock and cash transaction. Pursuant to the terms of the agreement, we issued approximately 500,000 shares of common stock and paid $2.6 million in cash for all of the capital stock of Simpli. The transaction was accounted for under the purchase method and, accordingly, the results of operations of Simpli have been included in our consolidated results since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $23.5 million. The excess purchase price was comprised of approximately $8.7 million of goodwill, $8.4 million of deferred stock- based charges and $6.4 million of identifiable intangible assets all of which were being amortized over periods ranging from two-to-three years. During the year ended June 30, 2001, we identified indications of possible impairment of our long-lived assets, principally goodwill and other acquired intangible assets, related to the acquisition of Simpli and we recorded an impairment charge of approximately $11.6 million to write off the remaining balance of goodwill and intangible assets associated with this acquisition.

        In April 2002, we sold the remaining assets related to the Simpli acquisition for a 9.9% equity interest in the acquiring company, which has been valued at $0.8 million. The sale of the Simpli assets resulted in a loss of $0.7 million.

  RocketCash Corporation

        In September 2000, we acquired RocketCash Corporation, an online ecommerce company, in a stock-for-stock transaction. Pursuant to the terms of the agreement, we issued approximately 1.0 million shares of common stock and options to purchase all of the capital stock of RocketCash. The transaction was accounted for under the purchase method and, accordingly, the results of operations of RocketCash have been included in our consolidated results since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $30.2 million. The excess purchase price was comprised of approximately $18.1 million of goodwill, $9.0 million of identifiable intangible assets and $3.1 million of deferred stock-based charges all of which were being amortized over periods ranging from two-to-four years. During the year ended June 30, 2001, we identified indications of possible impairment of our long-lived assets, principally goodwill and other acquired intangible assets, related to the acquisition of RocketCash and we recorded an impairment charge of approximately $21.6 million to write off the remaining balance of goodwill and intangible assets associated with this acquisition.

        In August 2001, we completed the sale of substantially all of the remaining assets related to the RocketCash acquisition. The transaction resulted in net cash proceeds of approximately $1.2 million and a gain on sale of approximately $1.0 million.

  Freeinternet.com, Inc.

        In November 2000, we acquired certain assets of Freeinternet.com, Inc. for approximately $4.7 million. Assets acquired included the domain names "Freeinternet.com", "Freeinet.com" and "Freei.net", certain proprietary rights, certain fixed assets, and the rights to market our service to Freei's users. The assets acquired have been included in our consolidated balance sheet at their fair market value since the date of acquisition and are being amortized generally over a two-year period.

During the year ended June 30, 2001, we identified indications of possible impairment of our long-lived assets, principally goodwill and other acquired intangible assets, related to the acquisition of Freei and we recorded an impairment charge of approximately $3.3 million to write off the remaining balance of goodwill and intangible assets associated with this acquisition.

  Juno Online Services, Inc.

        On September 25, 2001, NetZero and Juno merged into two wholly-owned subsidiaries of United Online. The Merger was accounted for under the purchase method of accounting and NetZero was the acquiror for financial accounting purposes. The Merger was accounted for in accordance with SFAS No. 141. The primary reasons for the Merger were to accelerate our growth in pay subscribers, leverage NetZero's and Juno's operating and cost infrastructures to create a lower cost structure for providing Internet access and to create a more attractive base of users for advertising customers.

        Under the terms of the merger agreement, entered into on June 7, 2001, NetZero common stockholders received 0.2000 of a share of United Online common stock for each share of NetZero common stock they owned, and Juno common stockholders received 0.3570 of a share of United Online common stock for each share of Juno common stock they owned. The purchase price of approximately $89.2 million, including acquisition costs, was allocated to Juno's net assets based on their fair values. The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, was recorded as goodwill. The fair value of the United Online common stock issued was determined based on an average price per share of NetZero common stock on the dates surrounding the announcement of the execution of the merger agreement. The fair value of the Juno options assumed was determined based on the Black-Scholes option pricing model using a weighted average expected life of five years, 0% dividend, volatility of 120%, and a risk-free interest rate of 5%. The following table summarizes the purchase price (in thousands):

Fair value of common stock issued and options assumed	$81,266
Acquisition costs	7,978

Total purchase price	$89,244

        The following table summarizes the net assets acquired in connection with the Merger (in thousands):

Asset Classification	Estimated Fair Value	Estimated Amortizable Life	Weighted Average Amortizable Life
Condensed Balance Sheet:
Cash	$34,672
Other current assets	7,626
Other assets	6,906

Total assets	49,204

Accounts payable and accrued liabilities	19,460
Other liabilities	11,240

Total liabilities	30,700

Net tangible assets acquired	18,504

Intangible assets:
Acquired customers	53,700	1-4 years	3.7 years
Software and technology	3,600	4-5 years	4.5 years
Patents and trademarks	2,300	5-7 years	6.0 years
Other	200	1 year	1 year

Total intangible assets acquired	59,800

Goodwill	10,940

Total net assets acquired	$89,244

        The weighted average amortizable life of all acquired intangible assets is 3.9 years. The goodwill is not deductible for tax purposes.

Related Party Transactions

        In February 2002, our Board of Directors authorized loans to five officers for a total of $700,000, which was used to exercise 381,000 stock options. The principal balance of the notes accrues interest at annual rates ranging from prime plus 1% to prime plus 2%, which is payable at the end of each calendar quarter. The principal balance of the notes becomes due in full on February 5, 2007. Additionally, the entire principal balance and any accrued interest become due and payable 90 days following the termination of employment with United Online. The notes, which are classified as a component of stockholders' equity, are full recourse obligations and are secured by the underlying shares. As of June 30, 2002, the principal and accrued interest outstanding related to these loans was $710,000.

        During the year ended June 30, 1999, we loaned two officers a total of $1,029,000, which was used to exercise approximately 1,497,000 stock options. The notes bear interest at 4.83% and 5.28% per annum, and are due on March 20, 2004 and April 16, 2004, respectively, unless paid earlier. The notes, which are classified as a component of stockholders' equity, are full recourse to the officers and are collateralized by the shares of common stock issued upon exercise. As of June 30, 2002, the principal and accrued interest outstanding related to these loans was $865,000.

        During the year ended June 30, 2002, we purchased marketing services totaling under $60,000 from Patriot Communications. Dennis Holt, a director of United Online, is Chairman and Chief Executive Officer of Patriot Communications.

        During the years ended June 30, 2001 and 2000, idealab!, an entity which is a stockholder of United Online and is affiliated with Clearstone Ventures, a stockholder of United Online, purchased $1.3 million and $4.5 million, respectively, in banner advertisements, of which approximately $0.4 million was included in accounts receivable at June 30, 2001. James Armstrong, a Managing Director of Clearstone Ventures, is a director of United Online.

Critical Accounting Policies and Estimates

  General

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Revenue Recognition

        We apply the provisions of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue related to our billable services and advertising products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

        Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. Our pay users generally pay in advance for their service by credit card, check or money order and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from users are recorded on the balance sheet as deferred revenue. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured. A small percentage of our pay users are currently on payment plans that allow them to pay their outstanding balance by check or money order. These users are invoiced on their sign-up or renewal date and typically allowed up to 60 days to pay their outstanding account balance. If payment is not received from these users within 60 days, the user's account is deactivated.

        Advertising and commerce revenues include banner advertisements, placements and sponsorships, referrals of users to search engines or other Web sites, performance-based agreements and advertising messages delivered to users via e-mail. We recognize banner advertising and sponsorship revenues in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. Our obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. Referral revenues are recognized when the referrals are made to advertisers' or sponsors' Web sites, provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. In determining whether an arrangement exists, we ensure that a binding contract is in place, such as a standard insertion order or a fully executed customer-specific agreement. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria includes a comparison of internally tracked performance data to the contractual performance obligation and to third party or customer performance data in circumstances where that data is available. Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

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

  Accounting for Business Combinations

        The companies that we have acquired have all been accounted for as business combinations. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

        Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As provided by the accounting rules, we use the one-year period following the consummation of acquisitions to finalize estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, we have obtained appraisals from third party valuation firms for certain intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there were two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions were made based on available historical information.

        The value of our intangible and other long-lived assets, including goodwill, is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends or if future performance results in increasing losses from operations. We periodically review intangible assets and goodwill for impairment using the guidance in the appropriate accounting literature. We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of impairment.

  Impairment of Long-lived Assets

        We assess the impairment of long-lived assets, which include property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, significant declines in our stock price for a sustained period, shifts in technology, loss of key management or personnel, changes in the our operating model or strategy and competitive forces.

        If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.

        Factors we consider important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period, and our market capitalization relative to net book value. Based upon the existence of one or more of the above indicators, we determine whether the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill are recoverable and, if necessary, we measure any impairment using the methods described above.

  Legal Contingencies

        We are currently involved in certain legal proceedings which are further discussed elsewhere in this Form 10-K. We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of loss. We have not recorded liabilities for some of our pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, we continually assess the potential liability related to all of our pending litigation. We currently believe that the liabilities recorded on our balance sheet are sufficient to cover pending litigation for which an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

Significant Financial Trends

        Our original business strategy was to create an Internet access service that was free to the user and funded by advertising and commerce arrangements rather than Internet access fees. However, commencing in 2000, there was a significant downturn in the online advertising market. Additionally, in December 2000, we acquired certain assets of one of our competitors, Freeinternet.com, and a number of our other competitors ceased offering free access. These factors resulted in a significant increase in our active free user base and related telecommunications costs. The combination of decreasing advertising and commerce revenues and increasing telecommunications costs resulted in increased operating losses.

        Beginning in January 2001, we initiated steps to address declining advertising revenues and increasing operating losses by applying limitations to our free services and introducing pay services. Additionally, we shifted our marketing strategy to focus on the promotion of our pay services. In September 2001, we acquired Juno, which added over 875,000 users to our pay user base. These efforts resulted in a significant shift in our revenue base, from advertising and commerce revenues, to billable services revenues. For the year ended June 30, 2000, we derived minimal revenue from billable services. For the year ended June 30, 2001, we derived approximately 12% of our total revenue from billable services, which increased to 84% of total revenue for the year ended June 30, 2002. We anticipate that we will continue to derive an increasing percentage of our total revenue from billable services in fiscal 2003.

        Our loss from operations and net loss have decreased over the last three sequential quarters as a result of increases in billable services revenues, decreases in cost of billable services as a percentage of billable services revenues and decreasing cost of free services, partially offset by increased sales and marketing expenses.

        Our billable services revenues have increased as a result of an increase in the number of pay users to our service. Our pay user base has increased as a result of the Merger, usage and geographical limitations imposed on our free services during fiscal 2002 which resulted in a significant number of free users upgrading to our pay services, and a shift in our marketing resources during fiscal 2002 to promoting our pay services versus our free service. Due to decreases in our free user base, the aggregate number of free users who convert to pay users has been decreasing and, we believe, may continue to decrease. While we believe we can continue to grow our pay user base through traditional marketing activities, we cannot assure you that we will be able to do so.

        Cost of billable services as a percent of billable services revenues has decreased as a result of decreased telecommunications costs and decreased customer billing and support costs per pay user. Telecommunications cost decreased as a result of lower average monthly usage per pay user and lower average hourly telecommunications costs due to improved capacity utilization and industry-wide price declines. We do not anticipate any further decreases in average hourly telecommunications costs, and may experience increased hourly telecommunications costs in future periods. Customer billing and support costs per pay user decreased as a result of synergies gained through the consolidation of NetZero and Juno's customer billing and support functions. The operating efficiencies gained through the integration of Netzero's and Juno's telecommunications networks, customer support and billing functions are anticipated to have a full year impact in fiscal 2003, and combined with anticipated reductions in depreciation, are expected to result in a lower cost of billable services as a percentage of billable services revenue in fiscal 2003. Cost of free services has decreased as a result of hourly and geographical limitations that were imposed on our free service, which has resulted in a decrease in active free users and a decrease in the average monthly usage per user of our free services. These factors have contributed to a trend over the last three sequential quarters of decreasing operating losses.

        During fiscal 2002, we significantly reduced our level of spending on marketing and promotion of our services from the level in fiscal 2001, due, in part, to the termination of significant marketing commitments. Our future marketing and promotion expenditures may vary significantly from quarter-to-quarter and may impact our ability to grow our pay user base. We currently anticipate an increase in our sales and marketing expenses in fiscal 2003. Our ability to grow our pay user base will be impacted by a number of factors including, but not limited to, our ability to continue to attract new users to our services, successfully migrate our free users to pay services, the effects of competition and the success of our marketing efforts based on current levels of expenditure.

        We have significantly reduced our employee base from the aggregate employee base of NetZero and Juno preceding the Merger, which has favorably impacted our personnel-related expenses associated with our sales and marketing, product development and general and administrative functions. In addition, we sold substantially all of the remaining assets our RocketCash subsidiary in August 2001 and our Simpli subsidiary in May 2002. Also, we have consolidated and closed various offices, which has favorably impacted our occupancy costs. As a result of these initiatives, we have reduced significantly our product development and general and administrative expenses.

Inflation

        We do not currently anticipate that inflation will have a material impact on our results of operations.

Results of Operations

        United Online was incorporated in June 2001 and, on September 25, 2001, commenced operations following the Merger of NetZero and Juno into two of its wholly-owned subsidiaries. The Merger was accounted for under the purchase method of accounting for business combinations as an acquisition of Juno by NetZero, which is considered the predecessor company to United Online. Under the purchase method of accounting, the acquisition cost of approximately $89.2 million, including transaction costs, has been allocated to the underlying net assets of Juno based on their estimated fair values. The excess of the purchase price over the estimated fair value of net assets acquired has been recorded as goodwill. The financial results of Juno have been included in United Online's results since the date of the Merger.

        The historical consolidated results of operations reflect only the operating results of NetZero and its subsidiaries prior to September 25, 2001 as predecessor to United Online. We believe that the historical comparisons to the prior year are less meaningful and the trends indicated by such comparisons may not be indicative of the current trends in the business. Accordingly, in order to improve comparability, the following discussion includes the unaudited pro forma results of operations for the year ended June 30, 2002 and 2001 as if the Merger had been completed at the beginning of each period presented.

        The following unaudited pro forma statement of operations data for the year ended June 30, 2002 reflects the historical results of United Online (including NetZero as predecessor to United Online) and Juno as if the Merger had occurred as of July 1, 2001. The accounting policies used in the presentation of this unaudited pro forma statement of operations reflect those of United Online. As such, certain operating expense reclassifications and adjustments have been made to conform NetZero's and Juno's historical financial statements on a consistent basis to the presentation of the unaudited pro forma consolidated results of United Online. The reclassifications and adjustments have been made solely for the purposes of preparing the following unaudited pro forma statement of operations. The unaudited pro forma statement of operations is presented for comparative purposes only and is not necessarily indicative of the consolidated results of operations of future periods or the results that actually would have been realized had NetZero and Juno operated on a combined basis during the period.

United Online, Inc.
Unaudited Pro Forma Statement of Operations
Year Ended June 30, 2002
(in thousands)

	United Online, Inc.(a)	Juno Online Services, Inc.(b)	Adjustments	Pro Forma
Statement of Operations Data:
Revenues:
Billable services	$141,005	$24,915	$—	$165,920
Advertising and commerce	26,510	2,993	—	29,503

Total revenues	167,515	27,908	—	195,423
Operating expenses:
Cost of billable services	74,034	10,864	—	84,898
Cost of free services	33,057	2,846	—	35,903
Sales and marketing	39,513	4,004	—	43,517
Product development	22,419	2,836	—	25,255
General and administrative	25,154	3,948	—	29,102
Stock-based charges	6,417	26	—	6,443
Amortization of intangible assets	14,156	—	4,584 (c)	18,740
Restructuring charges	4,228	—	—	4,228
Merger-related costs	2,483	901	—	3,384

Total operating expenses	221,461	25,425	4,584	251,470

Income (loss) from operations	(53,946)	2,483	(4,584)	(56,047)

Interest income, net	5,070	358		5,428
Other income (expense), net	1,066	—		1,066

Net income (loss)	$(47,810)	$2,841	$(4,584)	$(49,553)

Pro Forma Adjustments:

(a)
Includes United Online from September 25, 2001 to June 30, 2002, and NetZero as predecessor from July 1, 2001, to September 24, 2001.

(b)
Includes Juno from July 1, 2001 to September 24, 2001.

(c)
To record amortization of intangible assets acquired in connection with the Merger.

Pro Forma Year Ended June 30, 2002 Compared
to the Pro Forma Year Ended June 30, 2001

        The statement of operations data for the year ended June 30, 2002 is based on the unaudited pro forma statement of operations set out above. The statement of operations data for the year ended June 30, 2001 reflects the combined results of NetZero and Juno as if the Merger had occurred as of July 1, 2000 and is based on the unaudited pro forma consolidated statement of operations set forth in our Registration Statement on Form S-4 as filed with the SEC on August 24, 2001. The pro forma amounts for fiscal 2001 have been updated to reflect the final purchase price allocation and certain amounts in the statements of operations have been reclassified to conform to the presentation of the current period. The unaudited pro forma results of operations are presented for comparative purposes only and are not necessarily indicative of the consolidated results of operations of future periods or the results that actually would have been realized had NetZero and Juno operated on a combined basis during the periods presented. In order to assess better the underlying operating trends, management believes that the unaudited pro forma results of operations for each period should be analyzed after the reclassifications of certain items that management believes to be non-recurring or merger-related. These items are included in merger-related costs and are discussed in more detail herein.

        The following table sets forth selected unaudited pro forma statements of operations data for the years ended June 30, 2002 and 2001 (in thousands):

	Year Ended June 30,
	2002	2001
Statement of Operations Data:
Revenues:
Billable services	$165,920	$93,083
Advertising and commerce	29,503	82,626

Total revenues	195,423	175,709
Operating expenses:
Cost of billable services	84,898	58,335
Cost of free services	35,903	114,082
Sales and marketing	43,517	99,586
Product development	25,255	34,220
General and administrative	29,102	45,267
Stock-based charges	6,443	28,542
Amortization of goodwill and intangible assets	18,740	35,181
Restructuring charges	4,228	750
Merger-related costs	3,384	960
Impairment of goodwill and intangible assets	—	48,622

Total operating expenses	251,470	465,545

Loss from operations	(56,047)	(289,836)

Interest income, net	5,428	12,566
Other income, net	1,066	—

Net loss	$(49,553)	$(277,270)

Revenues

  Billable Services Revenues

        Pro forma billable services revenues increased by $72.8 million, or 78%, to $165.9 million for the year ended June 30, 2002, compared to $93.1 million for the year ended June 30, 2001. The increase in revenues is attributable to a 613,000, or 56%, increase in total pay users from 1,094,000 at June 30, 2001 to 1,707,000 at June 30, 2002, and an increase in average monthly revenue per user. The increase in pay users was the result of the introduction of the NetZero Platinum billable service plan during the March 2001 quarter and limitations imposed on our free services, which resulted in a significant number of our free users converting to our pay services. Additionally, our pay user base increased as a result of a shift in our marketing strategy during fiscal 2002, which focused almost entirely on advertising and promoting pay services versus our free services. During the year ended June 30, 2002, average monthly revenue per user was approximately $9.87, compared to $8.66 for the year ended June 30, 2001. The increase in average monthly revenue per user is attributable to the number of users in fiscal 2002 subscribing to our $9.95 monthly plan, the reduction in the use of discounted promotional pricing plans in fiscal 2002, and the implementation of fee-based technical support. The increase in average monthly revenue per user is also attributable to the larger number of new billable subscribers early in the fiscal year as a result of the limitations imposed on NetZero's free service in October 2001. Increases in user growth early in a period will result in a higher average monthly revenue per user than if user growth had occurred evenly over the period.

  Advertising and Commerce Revenues

        Pro forma advertising and commerce revenues decreased by $53.1 million, or 64%, to $29.5 million for the year ended June 30, 2002, compared to $82.6 million for the year ended June 30, 2001. The decrease in revenues is attributable to the termination of several significant advertising agreements during calendar 2001, the most significant of which were LookSmart Ltd. in January 2001 and Cisco in August 2001. During the year ended June 30, 2001, we generated approximately $11.3 million and $5.9 million of advertising and commerce revenues from LookSmart and Cisco, respectively. The remaining decrease in advertising and commerce revenues is attributable to decreased advertising inventory as a result of a decrease in our active free user base and a decrease in average monthly usage per free user, overall softness in the online advertising market including significant declines in advertising rates and the number of advertisers on our services and decreased barter revenues from Juno. Our active free user base decreased by approximately 45% to 3.1 million active free users at June 30, 2002, compared to 5.6 million active free users at June 30, 2001, primarily as a result of limitations imposed on our free services. Our active free user base has also decreased as a result of a reduced emphasis on advertising and promoting our free services relative to our pay services. Additionally, the limitations imposed on our free services during fiscal 2002 have caused a significant number of our active free users to convert to our pay services. These decreases were partially offset by an increase in advertising inventory from our larger pay user base. During the year ended June 30, 2002, we did not recognize any barter revenues compared to $3.1 million in the year ended June 30, 2001.

Cost of Billable Services

        Pro forma cost of billable services increased by $26.6 million, or 46%, to $84.9 million for the year ended June 30, 2002, compared to $58.3 million for the year ended June 30, 2001. Cost of billable services increased as a result of an increase in pay users from 1,094,000 at June 30, 2001, to 1,707,000 at June 30, 2002. The increase in pay users resulted in increased telecommunications, network depreciation, personnel and related overhead costs allocated to pay services. Additionally, cost of billable services increased as a result of increased customer billing and support costs due to an increase in the average number of pay users during fiscal 2002 compared to fiscal 2001. These increases were partially offset by lower average hourly telecommunications costs. Cost of billable services as a percentage of billable services revenue improved to 51.2% for the year ended June 30, 2002, from 62.7% for the year ended June 30, 2001. This improvement is attributable to higher average monthly revenue per pay user, lower average hourly telecommunication costs as a result of operating efficiencies gained through the consolidation of NetZero's and Juno's telecommunications networks, decreased customer support and billing costs per pay user, partially offset by increased network depreciation, personnel and related overhead costs allocated to pay services due to the increase in pay users. Our average hourly cost of telecommunications services purchased decreased by over 14% during the year ended June 30, 2002 compared to the year ended June 30, 2001. The decrease in the average hourly cost of telecommunications services purchased during fiscal 2002 is attributable to better telecom port utilization as a result of the consolidation of NetZero's and Juno's telecommunications networks and increased competition in the wholesale telecommunications business, which resulted in lower pricing.

Cost of Free Services

        Pro forma cost of free services decreased by $78.2 million, or 69%, to $35.9 million for the year ended June 30, 2002, compared to $114.1 million for the year ended June 30, 2001. The decrease in cost of free services is attributable to a decrease in average monthly usage per free user as a result of limitations imposed on our free services, which also resulted in a decrease in the number of active free users, a decrease in average hourly telecommunications costs, a decrease in customer support costs for free users, a decrease in advertising transaction fees and a decrease in network depreciation, personnel and related overhead costs allocated to free services due to a decrease in telecommunications hours allocated to free users as a percentage of total telecommunications hours purchased.

Sales and Marketing

        Pro forma sales and marketing expenses decreased by $56.1 million, or 56%, to $43.5 million for the year ended June 30, 2002, compared to $99.6 million for the year ended June 30, 2001. Advertising and promotion expenses decreased by $42.0 million, or 59%, for the year ended June 30, 2002, compared to the year ended June 30, 2001. This decrease is the result of reductions in advertising and promotional campaigns. In particular, the company terminated its sponsorship of the half-time show of televised National Basketball Association ("NBA") games on NBC during 2001, reduced CD direct mail campaigns, and reduced television, radio, outdoor and other traditional marketing activities. Additionally, sales and marketing expenses decreased as a result of a $8.0 million decrease in personnel-related expenses as a result of headcount reductions in the sales and marketing departments during fiscal 2002 and reduced sales commissions due to lower advertising and commerce revenues, a $2.5 million decrease in telemarketing expenses related to subscriber acquisition and retention activities and a $3.7 million decrease in costs related to our former RocketCash subsidiary, which was sold in August 2001.

Product Development

        Pro forma product development expenses decreased by $8.9 million, or 26%, to $25.3 million for the year ended June 30, 2002, compared to $34.2 million for the year ended June 30, 2001. The decrease in product development expenses is the result of a $5.7 million decrease in personnel-related expenses due to headcount reductions made during fiscal 2002, a $2.5 million decrease in costs directly related to our former RocketCash subsidiary, which was sold in August 2001, and a $0.7 million decrease in consulting costs.

General and Administrative

        Pro forma general and administrative expenses decreased by $16.2 million, or 36%, to $29.1 million for the year ended June 30, 2002, compared to $45.3 million for the year ended June 30, 2001. The decrease is due to a $3.6 million decrease in occupancy related costs as a result of headcount reductions and office consolidations made during fiscal 2002, a $3.3 million decrease in personnel-related expenses as a result of headcount reductions made in the accounting, legal, human resource and other administrative departments during fiscal 2002 at both Juno and NetZero, a $3.1 million decrease in bad debt expense, a $2.9 million decrease in accounting, legal and other professional service related expenses, a $2.2 million decrease in overhead and other administrative related costs as a result of reduced headcount and a $0.9 million decrease in general and administrative costs associated with our former RocketCash subsidiary, which was sold in August 2001.

Stock-based Charges

        Stock-based charges are attributable to the following operating expense line items (in thousands):

	Year Ended June 30,
	2002	2001
Operating expenses:
Cost of billable and free services	$159	$382
Sales and marketing	548	14,534
Product development	1,785	6,267
General and administrative	3,951	7,359

Total stock-based charges	$6,443	$28,542

        Pro forma stock-based charges decreased by $22.1 million, or 78%, to $6.4 million for the year ended June 30, 2002, compared to $28.5 million for the year ended June 30, 2001. The decrease in stock-based charges is a result of the sale of our RocketCash subsidiary in August 2001, the cancellation or forfeiture of issued securities that were previously being amortized over their vesting period and decreased stock-based charges associated with our acquisition of Simpli.com. During the year ended June 30, 2001, Juno recorded $9.1 million in stock-based charges in connection with the issuance of common stock to acquire subscribers. These decreases were partially offset by increased stock-based charges in connection with the accelerated vesting of certain previously granted stock options and restricted stock awards that occurred in October 2001 and March 2002.

Amortization of Goodwill and Intangible Assets

        Pro forma amortization of goodwill and intangible assets decreased by $16.5 million, or 47%, to $18.7 million for the year ended June 30, 2002, compared to $35.2 million for the year ended June 30, 2001. These decreases were due to the write-down of goodwill and intangible assets totaling $48.6 million that was recorded during the year ended June 30, 2001, which reflected the amount by which the carrying amount of the intangible assets exceeded their respective fair market values. The write-down consisted of $33.5 million for goodwill and $15.1 million for other acquired intangible assets and other assets. These decreases were partially offset by an increase in amortization of intangible assets resulting from the Merger. In connection with the Merger, we recorded $59.8 million in other intangible assets and $10.9 million in goodwill. The intangible assets are being amortized over periods ranging from one to seven years. Expenses related to the amortization of intangibles assets could increase in future periods to the extent we make acquisitions. Since the Merger was completed after June 30, 2001, we are not amortizing the goodwill acquired as a result of the Merger in accordance with SFAS No. 142. Under, SFAS No. 142, goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment.

Restructuring Charges

        During the year ended June 30, 2002, we recorded $4.2 million in pro forma restructuring costs, which consisted of $2.9 million in lease exit and facility closing related costs, which included a charge of approximately $1.4 million to write off leasehold improvements associated with our former offices in New York and Rhode Island, $0.8 million in employee termination benefits and $0.5 million for early contractual termination fees. In an effort to streamline our operations in response to changing market conditions, we reduced our workforce by approximately 101 employees during the period ended June 30, 2002. Of the 101 employees terminated, 43 were in sales and marketing, 26 were in general and administrative, 23 were in product development, 6 employees were at our former RocketCash subsidiary, and 3 were in network operations. In addition, we closed our offices in San Francisco,

California and Providence, Rhode Island and combined NetZero's and Juno's New York offices into one facility. As of June 30, 2002, accrued liabilities associated with restructuring costs were $0.6 million. During the year ended June 30, 2001, we recorded $750,000 in restructuring costs.

Merger-related Costs

        During the year ended June 30, 2002, we recorded $3.4 million in pro forma merger-related costs. The merger-related costs include certain legal, banking and accounting fees incurred by Juno that were not capitalized in connection with the Merger, consulting fees for the integration of Juno and NetZero's operations, and bonuses paid to employees, including employee stay bonuses for certain key Juno employees which we anticipate paying in March 2003. We anticipate additional merger-related charges of between $2.0 and $3.0 million over the next 12 months. These charges relate to employee stay bonuses for certain Juno employees that will be paid in March 2003 and are being expensed evenly over the period of performance and other fees and costs related to the early termination of certain contracts. These charges will be expensed during the period in which they are incurred.

Interest Income, Net

        Pro forma interest income, net decreased by $7.2 million, or 57%, to $5.4 million for the year ended June 30, 2002, compared to $12.6 million for the year ended June 30, 2001. This decrease in interest income, net was a result of lower average cash balances and lower interest rates, partially offset by reduced interest expense as a result of decreases in capital lease and notes payable balances.

Other Income (Expense), Net

        Other income (expense), net for the year ended June 30, 2002 was $1.1 million. During the quarter ended September 30, 2001, we sold substantially all of the assets of our RocketCash subsidiary and recognized a gain of approximately $1.0 million.

Historical Consolidated Results of Operations

        The Merger was accounted for under the purchase method of accounting for business combinations. As such, the historical results reflect only the financial impact of the Merger subsequent to September 25, 2001 and prior to that date reflect the results of operations of NetZero only. As such, the historical results do not incorporate any of Juno's operations prior to September 25, 2001. The following table sets forth, for the periods presented, selected audited historical statements of operations data (in thousands):

	Year Ended June 30,
	2002	2001	2000
Income Statement Data:
Revenues:
Billable services	$141,005	$6,662	$589
Advertising and commerce	26,510	50,555	54,917

Total revenues	167,515	57,217	55,506
Operating expenses:
Cost of billable services	74,034	8,915	261
Cost of free services	33,057	79,063	66,351
Sales and marketing	39,513	56,734	49,376
Product development	22,419	21,267	9,721
General and administrative	25,154	21,579	16,025
Stock-based charges	6,417	19,287	6,346
Amortization of goodwill and intangible assets	14,156	16,837	5,525
Restructuring charges	4,228	—	—
Merger-related costs	2,483	—	—
Impairment of goodwill and intangible assets	—	48,622	—

Total operating expenses	221,461	272,304	153,605

Loss from operations	(53,946)	(215,087)	(98,099)

Interest income, net	5,070	9,331	6,813
Other income, net	1,066	—	—

Net loss	$(47,810)	$(205,756)	$(91,286)

Historical Year Ended June 30, 2002 Compared to
the Historical Year Ended June 30, 2001

Revenues

  Billable Services Revenues

        Billable services revenues increased by $134.3 million to $141.0 million for the year ended June 30, 2002, compared to $6.7 million for the year ended June 30, 2001. The increase is a result of the Merger in September 2001, which increased our pay subscriber base by over 875,000 users, and the launch of the NetZero Platinum billable service plan and limitations imposed on NetZero's free services during the March 2001 quarter. As of June 30, 2002 we had approximately 1.7 million pay users compared to 210,000 pay users at June 30, 2001. Our pay user base also increased as a result of further limitations imposed on our free services during October 2001. Additionally, our pay user base increased as a result of a shift in our marketing strategy during the year ended June 30, 2002, which focused on advertising and promoting our pay services.

  Advertising and Commerce Revenues

        Advertising and commerce revenues decreased by $24.1 million, or 48%, to $26.5 million for the year ended June 30, 2002, compared to $50.6 million for the year ended June 30, 2001. Advertising and commerce revenues decreased as a result of the termination of several significant advertising agreements during 2001, the most significant of which were LookSmart and Cisco, decreased advertising inventory as a result of a decrease in our free user base due to limitations imposed on our free services and overall softness in the online advertising market, which has resulted in significant declines in advertising rates and the number of advertisers on our services. These decreases were partially offset by increased advertising revenue generated from our agreement with General Motors Corporation ("GM") and to a lesser extent, increased advertising inventory generated by our pay user base. During the year ended June 30, 2001, we generated advertising and commerce revenues of $11.3 and $5.9 million from LookSmart and Cisco, respectively. Approximately 35% and 16% of our advertising and commerce revenues for fiscal 2002 and 2001, respectively, were generated from our agreement with GM.

Cost of Billable Services

        Cost of billable services increased by $65.1 million to $74.0 million for the year ended June 30, 2002, compared to $8.9 million for the year ended June 30, 2001. Cost of billable services increased as a result of the increase in our pay user base, from 210,000 pay users at June 30, 2001 to 1.7 million pay users at June 30, 2002, which resulted in increased telecommunications, network depreciation, personnel and overhead related costs allocated to pay services due to the increase in telecommunication hours allocated to pay users as a percentage of total telecommunications hours purchased. Telecommunications hours utilized by pay users as a percentage of total telecommunications hours purchased increased to 63% during fiscal 2002, compared to 7% during fiscal 2001. Additionally, cost of billable services increased as a result of increased customer billing and support costs due to the increased number of pay users during the year ended June 30, 2002. Telecommunications costs associated with pay users increased by $39.8 million, customer billing and support costs increased by $16.7 million and network depreciation, personnel and overhead costs allocated to pay users increased by $8.7 million for the year ended June 30, 2002, compared to the year ended June 30, 2001.

Cost of Free Services

        Cost of free services decreased by $46.0 million, or 58%, to $33.1 million for the year ended June 30, 2002, compared to $79.1 million for the year ended June 30, 2001. The decrease in cost of free services is attributable to a decrease in average monthly usage per free user as a result of limitations imposed on our free services which also resulted in a decrease in the number of active free users, a decrease in average hourly telecommunications costs, a decrease in customer support costs for free users and a decrease in network depreciation, personnel and related overhead costs allocated to free services due a decrease in telecommunication hours utilized by free users as a percentage of total telecommunications hours purchased. Our active free user base decreased 3% to approximately 3.1 million users as of June 30, 2002, compared to approximately 3.2 million as of June 30, 2001. The decrease would have been much more significant had we not added approximately 2.2 million active free users in September 2001 as a result of the Merger. Telecommunications hours associated with our free user base decreased to 37% as a percentage of total telecommunications hours purchased during fiscal 2002 compared to 93% during fiscal 2001. Our average hourly cost of telecommunications services purchased decreased over 14% during the year ended June 30, 2002 compared to the year ended June 30, 2001. The decrease is a result of better dial-up port utilization and increased competition in the wholesale dial-up market, which resulted in lower prices.

Sales and Marketing

        Sales and marketing expenses decreased by $17.2 million, or 30%, to $39.5 million for the year ended June 30, 2002, compared to $56.7 million for the year ended June 30, 2001 primarily due to a $15.5 million decrease in advertising and promotion expenses. In addition, there was a $3.7 million decrease in sales and marketing costs directly related to our RocketCash subsidiary and a $1.2 million decrease in occupancy related costs associated with sales offices that were closed during the year ended June 30, 2002, partially offset by a $3.1 million increase in telemarketing expenses related to subscriber acquisition and retention activities and a $0.5 million increase in personnel-related costs as a result of the Merger.

Product Development

        Product development expenses increased by $1.1 million, or 5%, to $22.4 million for the year ended June 30, 2002, compared to $21.3 million for the year ended June 30, 2001 due to a $4.4 million increase in personnel-related expenses as a result of the Merger and a $0.4 million increase in depreciation expense associated with product development and testing equipment. These increases were partially offset by a $2.5 million decrease in product development costs directly related to our former RocketCash subsidiary, a $0.7 million decrease in consulting expenses and a $0.6 million decrease is hardware and software maintenance expense.

General and Administrative

        General and administrative expenses increased by $3.6 million, or 17%, to $25.2 million for the year ended June 30, 2002, compared to $21.6 million for the year ended June 30, 2001 due to a $2.2 million increase in personnel-related expenses, a $2.4 million increase in rent and other occupancy related expenses and a $0.9 million net increase in professional services expense. These increases were as a result of the Merger. These increases were partially offset by a $0.9 million decrease in expenses directly related to our former RocketCash subsidiary and a $1.0 million decrease in bad debt expense.

Stock-based Charges

        Stock-based charges are attributable to the following operating expense line items (in thousands):

	Year Ended June 30,
	2002	2001
Operating expenses:
Cost of billable services	$99	$29
Cost of free services	60	353
Sales and marketing	548	5,442
Product development	1,785	6,267
General and administrative	3,925	7,196

Total stock-based charges	$6,417	$19,287

        Stock-based charges decreased by $12.9 million, or 67%, to $6.4 million for the year ended June 30, 2002, compared to $19.3 million for the year ended June 30, 2001 as a result of the sale of our RocketCash subsidiary in the September 2001 quarter, the cancellation or forfeiture of issued securities that were previously being amortized over their vesting period and decreased stock-based charges associated with our acquisition of Simpli.com in August 2000. These decreases were partially offset by increased stock-based charges in connection with the accelerated vesting of certain previously granted stock options and restricted stock awards that occurred in October 2001 and March 2002.

Amortization of Goodwill and Intangible Assets

        Amortization of goodwill and intangible assets decreased by $2.6 million, or 15%, to $14.2 million for the year ended June 30, 2002, compared to $16.8 million for the year ended June 30, 2001 as a result of the write-down of goodwill and intangible assets totaling $48.6 million that was recorded during the March 2001 quarter, which reflected the amount by which the carrying amount of the intangible assets exceeded their respective fair market values. The write-down consisted of $33.5 million for goodwill and $15.1 million of other acquired intangible assets and other assets. The decrease was partially offset by an increase in amortization of intangible assets resulting from the Merger. In connection with the Merger we recorded $59.8 million in other intangible assets and $10.9 million in goodwill. The intangible assets are being amortized over periods ranging from one to seven years. Since the Merger was completed after June 30, 2001, we are not amortizing the goodwill acquired as a result of the Merger in accordance with SFAS No. 142. Under SFAS No. 142, goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment.

Restructuring Charges

        During the year ended June 30, 2002, we recorded $4.2 million in restructuring costs, which consisted of $0.8 million in employee termination benefits, $0.5 million for early contractual termination fees and $2.9 million in lease exit related costs, which included a charge of approximately $1.4 million to write off leasehold improvements associated with our former offices in New York and Rhode Island. In an effort to streamline our operations in response to changing market conditions, we reduced our workforce by approximately 101 employees during the period ended June 30, 2002. Of the 101 employees terminated, 43 were in sales and marketing, 26 were in general and administrative, 23 were in product development, 6 employees were at our former RocketCash subsidiary, and 3 were in network operations. In addition, we closed our offices in San Francisco, California and Providence, Rhode Island and combined NetZero's and Juno's New York offices into one facility. As of June 30, 2002, accrued liabilities associated with restructuring costs were $0.6 million. We did not record any restructuring costs in the year ended June 30, 2001.

Merger-related Costs

        During the year ended June 30, 2002, we incurred merger-related costs of $2.5 million. The merger-related costs include consulting fees relating to the integration of Juno's and NetZero's operations, and bonuses paid to employees, including employee stay bonuses for certain key Juno employees which we anticipate paying in March 2003. We anticipate additional merger-related charges of between $2.0 and $3.0 million over the next 12 months. These charges relate to employee stay bonuses for certain Juno employees that will be paid in March 2003 and are being expensed evenly over the period of performance and other fees and costs related to the early termination of certain contracts. These charges will be expensed during the period in which they are incurred.

Interest Income, Net

        Interest income, net decreased by $4.2 million, or 45%, to $5.1 million for the year ended June 30, 2002, compared to $9.3 million for the year ended June 30, 2001. The decrease in interest income, net was a result of lower average cash balances and lower interest rates, partially offset by reduced interest expense as a result of decreases in capital lease and notes payable balances.

Other Income (Expense), Net

        Other income (expense), net for the year ended June 30, 2002 was $1.1 million. During the quarter ended September 30, 2001, we sold substantially all of the assets of our RocketCash subsidiary and recognized a gain of approximately $1.0 million.

Income Taxes

        As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a benefit for income taxes for the years ended June 30, 2002 and 2001.

Historical Year Ended June 30, 2001 Compared to
the Historical Year Ended June 30, 2000

Revenues

  Billable Services Revenues

        Billable services revenues increased to $6.7 million for the year ended June 30, 2001, compared to $0.6 million for the year ended June 30, 2000. The increase in revenues was due to the launch of the NetZero Platinum billable service plans during the quarter ended March 31, 2001. As of June 30, 2001, we had approximately 210,000 pay users compared to no pay users as of June 30, 2000. Billable service revenues for the year ended June 30, 2000, relate to sales of CDs containing the software to access our service.

  Advertising and Commerce Revenues

        Advertising and commerce revenues decreased by $4.3 million, or 8%, to $50.6 million for the year ended June 30, 2001, compared to $54.9 million for the year ended June 30, 2000. The decrease in revenues is attributable to softness in the online advertising market and a related decrease in advertising rates and the termination of several significant advertising agreements, including our AdSmart and LookSmart agreements, partially offset by increased revenues from our agreements with GM and Cisco. Advertising revenues generated from significant agreements decreased from $33.7 million for the year ended June 30, 2000, to $26.7 million for the year ended June 30, 2001.

        The AdSmart and the LookSmart agreements were terminated in February 2000 and January 2001, respectively. Adsmart was a third party advertising reseller and LookSmart provided search and other functionality on NetZero's start page. While NetZero has entered into agreements with other third parties to provide these services, the revenues generated from these third parties are significantly less than we received under our agreements with Adsmart and LookSmart.

Cost of Billable Services

        Cost of billable services increased to $8.9 million for the year ended June 30, 2001, compared to $0.3 million for the year ended June 30, 2000. Cost of billable services increased as a result of a 210,000 increase in our pay user base, which resulted in increased telecommunications, network depreciation, personnel and overhead related costs allocated to billable services due to an increase in telecommunication hours utilized by pay users as a percentage of total telecommunications hours purchased. Additionally, cost of billable services increased as a result of increased customer billing and support costs as a result of the increased number of pay users during the year ended June 30, 2001.

Cost of Free Services

        Cost of free services increased by $12.7 million, or 19%, to $79.1 million for the year ended June 30, 2001, compared to $66.4 million for the year ended June 30, 2000. The increase in cost of free services is the result of a $12.1 million increase in telecommunications costs and a $0.6 million increase in network depreciation, personnel and overhead costs. The increase in telecommunications costs is a result of an increase in active free users, which increased approximately 70% from June 30, 2000 to June 30, 2001, partially offset by a 25% reduction in the average cost of telecommunications per user hour from less than $0.20 per hour for the year ended June 30, 2000 to less than $0.15 per hour for the year ended June 30, 2001.

Sales and Marketing

        Sales and marketing expenses increased by $7.3 million, or 15%, to $56.7 million for the year ended June 30, 2001, compared to $49.4 million for the year ended June 30, 2000. The increase in sales and marketing expense was a result of a $3.0 million increase in marketing and promotion expenses and a $1.1 million increase in salary and personnel related expenses, which were partially offset by a $1.0 million decrease in third-party commissions. In addition, sales and marketing expenses for the year ended June 30, 2001 included $4.2 million of expenses related to RocketCash, which was acquired in September 2000. Salary and personnel related costs increased as a result of the implementation of our strategy to develop an internal sales force.

Product Development

        Product development expenses increased by $11.6 million, or 120%, to $21.3 million for the year ended June 30, 2001, compared to $9.7 million for the year ended June 30, 2000. The increase in product development expenses was a result of a $3.8 million increase in depreciation expense related to software and equipment used in product development and testing, a $3.0 million increase in salary and personnel related expenses, and a $1.0 million increase in software and equipment repair and maintenance expenses. In addition, product development expenses for the year ended June 30, 2001 included $3.7 million of expenses related to Simpli.com and RocketCash, which were acquired in August 2000 and September 2000, respectively. Depreciation and repair and maintenance expenses increased as a result of the purchase of additional equipment in connection with product development and testing activities. Salary and personnel related expenses increased as a result of the hiring of additional product development personnel.

General and Administrative

        General and administrative expenses increased by $5.6 million, or 35%, to $21.6 million for the year ended June 30, 2001, compared to $16.0 million for the year ended June 30, 2000. The increase in general and administrative expenses was the result of a $3.2 million increase in salary and personnel related expenses, a $1.1 million increase in occupancy and facility related expenses and a $0.8 million increase in depreciation of equipment related to general and administrative activities. In addition, general and administrative expenses included $1.9 million of general and administrative expenses related to Simpli.com and RocketCash, which were acquired in August 2000 and September 2000, respectively. These increases were partially offset by a $0.7 million decrease in bad debt expense and a $0.7 million decrease in other administrative related expenses. Salary and personnel related expenses increased as a result of the hiring of additional general and administrative personnel. Occupancy and facility related expenses increased as a result of the opening of additional offices in connection with development of an internal sales force.

Stock-based Charges

        Stock-based charges are attributable to the following operating expense line items (in thousands):

	Year Ended June 30,
	2001	2000
Operating expenses:
Cost of billable services	$29	$—
Cost of free services	353	357
Sales and marketing	5,442	2,060
Product development	6,267	299
General and administrative	7,196	3,630

Total stock-based charges	$19,287	$6,346

        Stock-based charges increased to $19.3 million for the year ended June 30, 2001, compared to $6.3 million for the year ended June 30, 2000. The increase in stock-based charges is a result of the issuance of restricted shares in connection with our acquisitions of AimTV, Simpli.com and RocketCash in December 1999, August 2000 and September 2000, respectively.

Amortization of Goodwill and Intangible Assets

        Amortization of goodwill and intangible assets for the year ended June 30, 2001 was $16.8 million compared to $5.5 million for the year ended June 30, 2000. The $11.3 million increase was primarily the result of the acquisitions of Simpli.com in August 2000, RocketCash in September 2000, and certain intangible assets of Freei in November 2000.

Impairment of Goodwill and Intangible Assets

        During the quarter ended March 31, 2001, we determined that the carrying value of goodwill and intangible assets recorded in connection with several acquisitions was impaired. An impairment charge totaling $48.6 million was recorded during the quarter ended March 31, 2001, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. The impairment charge consisted of $33.5 million for goodwill and $15.1 million for other acquired intangible assets. No impairment charge was recorded during fiscal 2000.

Interest Income, net

        Net interest income for the year ended June 30, 2001 was $9.3 million, which represented an increase of $2.5 million from $6.8 million for the year ended June 30, 2000. The increase was due to higher average cash and short-term investment balances during fiscal 2001.

Income Taxes

        As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we have not recorded a benefit for income taxes for the years ended June 30, 2001 and 2000.

Liquidity and Capital Resources

        From our inception to June 30, 2002, operations have been financed primarily through the sale of equity securities and, to a lesser extent, cash generated from our billable services and advertising and commerce revenues, net cash acquired from acquisitions, and equipment lease financing. At June 30, 2002, we had approximately $139.4 million in cash, cash equivalents and short-term investments and approximately $6.2 million in restricted cash.

        For the fiscal year ended June 30, 2002, net cash used for operating activities was $4.6 million consisting primarily of operating losses and a decrease in accounts payable and accrued expenses, partially offset by depreciation and amortization, stock-based charges, reductions in restricted cash, accounts receivable and other assets, and an increase in deferred revenue. The decrease in accounts payable and accrued liabilities was primarily due to a reduction in advertising and telecommunications payables. For the fiscal year ended June 30, 2001, net cash used for operating activities was $98.2 million consisting primarily of operating losses and increases in restricted cash and other assets, partially offset by an impairment charge for goodwill and intangible assets, depreciation and amortization, stock-based charges, decreases in accounts receivable and increases in accounts payable and deferred revenue.

        For the fiscal year ended June 30, 2002, net cash used for investing activities was $6.5 million. Cash provided by investing activities included $32.5 million, which represented the net cash acquired in connection with the Merger and $0.8 million net proceeds from sales of our subsidiaries. Cash provided by investing activities was offset by $1.5 million in cash used for purchases of property and equipment and $38.5 million cash used for purchases of short-term investments, net of proceeds from sales and maturities of short-term investments. For the fiscal year ended June 30, 2001, net cash used for investing activities was $35.4 million of which $21.9 million represented the net increase in short-term investments and the balance was for acquisitions and capital expenditures.

        For the fiscal year ended June 30, 2002, net cash used for financing activities was $7.5 million, of which $7.3 million related to payments on capital lease and notes payable obligations, and $3.6 million for repurchases of common stock, partially offset by proceeds from the exercise of stock options. Net cash used for financing activities was $7.8 million for the fiscal year ended June 30, 2001 and related to payments on capital lease and notes payable obligations.

        Our original business model of offering free Internet access was predicated on deriving revenues from a variety of advertising and online commerce-related arrangements to fully subsidize the cost of providing Internet access. However, softness in the advertising market and reduced Internet advertising rates has resulted in declining advertising revenues. We currently believe that online advertising rates have stabilized, however, they may continue to decrease. We have taken steps to address our declining advertising revenues by focusing our efforts on pay services and implementing restrictions designed to decrease the costs of our free services. In addition, we have implemented limitations on operating expenses, particularly with regard to our marketing expenses. For the year ended June 30, 2002, we spent approximately $1.5 million in capital expenditures, compared to $5.3 million and $20.8 million for the years ended June 30, 2001 and 2000, respectively. In the near term, we anticipate that we will need to increase our capital spending from 2002 levels, however, we do not foresee the same level of spending experienced in fiscal 2000. In addition, we may use our cash balances and other financing sources, to the extent available, to effect acquisitions in future periods.

        We generated positive cash flow from operations in each of the last two fiscal quarters ended June 30, 2002. In order to continue to generate positive cash flow from operations, we must continue to increase revenues from billable services and maintain or increase advertising revenues while controlling telecommunications costs and other operating expenses. Many factors will impact our ability to grow revenues including, but not limited to, the number of new pay users, the rate at which existing pay users cancel their services, the growth or reduction in our free user base, the Internet advertising market, and our ability to sell our existing products and develop new revenue-generating products. We cannot assure you that we will be able to maintain or grow our pay users. In addition, as a result of implementing limitations on our free services, we anticipate that we may continue to lose a number of our active free users. We cannot assure you that we will be able to effectively manage our business and generate positive cash flow from operations.

        We are finalizing the integration of the operations of NetZero and Juno and, as a result, we expect to pay between $2.0 and $3.0 million in restructuring and merger-related costs over the next twelve months. We have realized most of the synergies from the integration and do not expect further significant synergies in the future.

        We have invested significantly in our network infrastructure, software licenses, furniture, fixtures and equipment and may need to make further investments in the future. The actual amount of capital expenditures will depend on the rate of growth or reduction in our user base, which is difficult to predict and could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. We intend to use cash to fund any future operating losses, repurchase outstanding common stock on a limited basis and, in combination with capital lease financing, fund any necessary future capital expenditures. However, we cannot assure you that lease financing will be available on favorable terms, if at all. If lease financing it is not available, we would be required to use a greater portion of cash to fund any capital expenditures.

        We currently anticipate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. In the short-term, we do not anticipate the need for additional financing to fund our operating activities. However, we may need to raise additional capital for a variety of reasons including, without limitation, to expand our marketing activities, develop new or enhance existing services or products to respond to competitive pressures or to acquire complementary services, businesses or technologies. We may need to raise additional capital through public or private financings, strategic relationships or other arrangements. This additional funding, if needed, might not be available to us on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on the business, financial condition, results of operations and cash flows. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

Financial Commitments

  Capital Leases

        We have entered into certain noncancelable lease obligations for computer and office equipment. The future minimum lease payments are discounted using varying interest rates over the two- to five-year lease terms.

        Future minimum lease payments as of June 30, 2002 under non-cancelable capital leases are as follows (in thousands):

Fiscal year ended June, 30, 2003	$3,311

Total minimum obligations	3,311
Less: amounts representing interest	(106)

Present value of minimum obligations	3,205
Less: current portion	(3,205)

Non-current portion	$—

  Operating Leases

        We lease our facilities and certain network equipment under noncancelable operating leases, which expire at various periods through 2010. The leases generally contain annual escalation provisions as well as renewal options. We must maintain letters of credit with financial institutions as security deposits in accordance with certain facility lease agreements. The letters of credit, which remain in effect until various dates through June 2003, are collateralized by certificates of deposit that are classified as restricted cash at June 30, 2002.

        Future minimum lease payments under operating leases are as follows (in thousands):

Year Ended June 30,
2003	$3,275
2004	2,129
2005	1,991
2006	1,823
2007	1,596
Thereafter	2,698

Total	$13,512

        Total rental expense for operating leases was $4.0 million, $3.5 million and $1.9 million for the years ended June 30, 2002, 2001 and 2000, respectively.

  Other Commitments

        Under the terms of several multi-year telecommunications services agreements with various service providers, we are currently contractually committed to purchase approximately $19.3 million, $10.4 million and $4.8 million in telecommunications services for the fiscal years ended June 30, 2003, 2004 and 2005, respectively. Under the terms of a marketing agreement, we are currently contractually committed to purchase $2.5 million and $3.5 million in advertising for the fiscal years ended June 30, 2003 and 2004, respectively.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or later).

        In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. We will be required to implement SFAS No. 142 in the first quarter of fiscal year 2003, however we adopted the amortization provisions of SFAS No. 142 as required by SFAS No. 141 with respect to goodwill and intangible assets acquired in connection with the Merger. We do not believe that adoption of SFAS No. 142 will have a material effect on the financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We will apply the new accounting rule beginning July 1, 2002 and do not believe that adoption of SFAS No. 144 will have a material effect on our financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)," which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. We plan to adopt SFAS No. 146 effective January 1, 2003 and do not expect that the adoption will have a material impact on our consolidated results of operations and financial position.

        In February 2002, the EITF issued EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenue. This was required to be adopted no later than our third quarter of fiscal 2002 and upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. We adopted this consensus as required and there was no effect on previously reported revenues and expenses.

Future results of operations may vary due to certain factors

        Our operating results may fluctuate substantially in the future as a result of a variety of factors, many of which are outside of our control, including those discussed elsewhere in this Form 10-K. While we currently intend to control our operating expenses and continue to realize the synergies of integrating the operations of NetZero and Juno, we may increase our operating expenses and capital expenditures for a variety of reasons including, without limitation, unanticipated growth in our user base, expansion of our sales and marketing efforts, enhancement of the features and functionality of our services, the development of new services and products, costs associated with integrating acquired companies, upgrading our internal network infrastructure, pursuing new distribution channels and hiring new personnel across all levels of the organization. Expenditures in each of these categories may vary significantly from period-to-period. While some expenses are fixed in the short-term, significant amounts of our operating expenses are determined on the basis of anticipated revenues. There are risks associated with the timing and achievement of revenue targets due to a variety of factors, and we cannot assure you that revenues will increase commensurately with expenses. As a result of these and other factors, operating results may vary substantially from quarter-to-quarter.

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

        We purchase a significant amount of telecommunications services from third parties. From time to time we have disputes with vendors regarding such services and the accuracy of the invoices for such services. The resolution of such disputes may result in adjustments in the current period to expenses that were recorded in prior periods, or an increase in expenses in the period of resolution. For example, we were provided a credit by a vendor in September 2002 due to contractual disputes which will result in a $650,000 decrease in expenses for the September 2002 quarter. Our results of operations may be impacted by disputes with vendors and the timing of the resolution of such disputes.

        The timing of implementation of any further limitations on our free services may impact pay user registrations as well as the number of active users on our free services. In October 2001, we implemented additional limitations on NetZero's free service. This resulted in a substantial increase in sign-ups for our pay services in October and a decrease in the number of active free users. Historical quarterly fluctuations in our user base, both free and pay, may not be indicative of an ongoing trend.

        Our billable services revenues and financial results are dependent on the number of pay users on our service. Each month, an average of four to five percent of our pay users cancel their accounts or have their accounts terminated. These percentages do not include those users who sign-up for our pay services, but whose accounts are terminated within 30 days of registration. Since the inception of our pay services, the number of new pay users signing up for our services has exceeded the number of users canceling their service, in part as a result of limitations imposed on our free services. Increasing our pay user base involves two components: converting our free service users to our pay services and gaining new pay users who have not previously used our free service. We have experienced, and may in the future experience, decreases in our free user base, which we believe will cause us to rely more heavily on signing up more pay users who have not previously used our free service. In addition, as our pay user base grows, we are required to obtain an increasing number of pay users to replace the users who cancel their service. We are competing directly with other ISPs and we cannot assure you we will achieve success in signing up new pay users. The average cost to acquire a new pay user in our industry is significantly higher than we anticipate spending, and we cannot assure you that we will be able to acquire new pay users at a reasonable acquisition cost. If we experience decreases in the number of new pay users signing up for our pay services, our pay user base is likely to decrease, and our business, results of operations and financial position will be adversely impacted.

        We have previously experienced reductions in advertising and commerce revenues from material customers and may experience additional reductions in the future. Our advertising agreement with LookSmart was terminated on January 19, 2001. After the termination of the LookSmart agreement, we experienced a significant decline in revenues derived from search functionality on our start page and we do not anticipate generating the amount of revenue from our start page that we historically experienced. In addition, we derived approximately 35% of our advertising and commerce revenues for the year ended June 30, 2002 from our agreement with GM. While we have a long-term relationship with GM, they historically have been provided with reductions in their advertising obligations and may be provided additional reductions in the future. Our agreement with GM expires in December 2003. We can give no assurance that we will continue to derive the amount of anticipated revenues from GM during the remainder of the term of such agreement or that the agreement, when expired, will be replaced by other arrangements which will generate comparable revenues. The termination or renegotiation of material agreements, as well as the timing of orders under material agreements, may cause significant fluctuations in our quarterly advertising and commerce revenues. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to maintain or renew our material agreements or to replace such agreements with similar agreements with new customers.

RISK FACTORS

        Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information in this report and our other filings with the SEC. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

Risks Associated with our Operations

We cannot predict our success because our business model is unproven and changing.

        Juno began offering e-mail services in April 1996 and NetZero began offering Internet services in October 1998. Each company has made significant changes to its business model to address changes in the market as well as other factors. We may make additional changes to each company's business model in the future. These factors make it difficult to evaluate or predict our performance. We cannot assure you that our current business model will be successful, that we will not make significant changes to our model or that any changes we make to our model will be successful.

NetZero and Juno have a history of losses and we may incur additional losses. Our stock price could fall as a result of future losses and negative cash flow.

        Both NetZero and Juno have a history of losses and we cannot assure you that we will ever become profitable. NetZero incurred net losses of approximately $334.5 million from its inception in July 1997 through September 2001. Juno incurred net losses of approximately $191.3 million from its inception in June 1995 through September 2001. During the year ended June 30, 2002, United Online incurred a $47.8 million net loss. Although our strategy is to increase revenues and maximize the profitability of both companies, we cannot assure you that we will be successful in doing so, or that we will achieve profitability. We may never be successful in implementing our business strategies or in addressing the risks and uncertainties facing our company. Were we to achieve profitability for any particular period, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis thereafter. If we fail to achieve and maintain profitability, the market price for our common stock would suffer.

Our business is subject to fluctuations that may negatively impact the price of our common stock.

        NetZero's and Juno's revenues, expenses and operating results have varied in the past and ours may fluctuate significantly in the future due to a variety of factors including, without limitation, fluctuations in our pay and free user base, changes in the number of hours subscribers use our services, changes in our business model and service offerings, changes in the market for Internet advertising, the effect of material contracts with advertisers and vendors, and fluctuations in marketing and telecommunications expenses. In addition, our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. We cannot assure you that we will achieve the expectations or projections made by our management. Furthermore, we may be unable to adjust spending quickly enough to offset any revenue shortfall, which may cause our business and financial results to suffer.

        Due to all of the above factors and the other risks discussed in this section, you should not rely on quarter-to-quarter or year-to-year comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the projections of our management and expectations of public market analysts and investors. In this event, the price of our common stock is likely to fall.

Our market share and revenues will suffer if we are unable to compete effectively with established and new providers of Internet access services.

        Competition for users of Internet access services is intense. We compete for users with established online service and content providers, such as AOL Time Warner, CompuServe and The Microsoft Network; independent national ISPs, such as EarthLink and Prodigy; and national communications companies such as AT&T WorldNet and Verizon. We also compete with local telephone companies and regional and local commercial ISPs.

        We also face competition from companies that provide broadband Internet access. We offer broadband services on a limited basis pursuant to an agreement with Comcast Cable Communications, Inc. and we are uncertain whether we will offer broadband services on a more significant scale. We cannot assure you that we will be able to implement such a service successfully, that the service will be offered on other than a limited basis or that we will generate a significant number of subscribers to the service. Our failure to offer competitive broadband services on a significant scale will adversely impact our ability to compete for new users.

        We expect competition to continue to intensify. Historically, there has been significant growth in the number of new users establishing Internet access accounts. It is estimated that approximately 88% of the homes in the United States with computers as of December 2001 had some form of Internet access. As such, the number of accounts being established by new users is likely to decrease. In addition, we expect that the aggregate number of dial-up accounts in the United States will decrease in the future due the growth in broadband services. In addition to offering broadband services, many of our competitors have significantly greater resources and larger marketing budgets and more advanced features and services and they may offer competing services at a lower price. While many of our competitors price their standard services above our standard offering price, there are other competitors with lower pricing and we cannot assure you that we will be price competitive.

        We cannot assure you that we will be able to compete successfully. Our inability to effectively compete could require us to make significant revisions to our strategies and business model, and would likely result in increased costs, decreased revenues and the loss of users, all of which could materially and adversely impact our business, financial position and results of operations.

Restrictions on our free services may result in significant reductions in our free user base.

        NetZero and Juno have, from time to time, implemented restrictions and limitations on their free services. As a result of these measures and other factors, we have experienced a decline in our free user base and a decrease in the number of new users registering for our free services. We also have focused our marketing efforts on marketing our pay services, not our free services. These measures may adversely impact our reputation as a provider of free services and make it more difficult to recruit new free users. Since a portion of our strategy is to increase our pay user base by converting free users to pay users, reductions in our free user base may adversely impact this strategy. We cannot assure you that these measures will not adversely impact our business.

If we are unable to grow our pay user base, we may not be able to generate revenues.

        Growth in our pay user base will be critical to our future success. Increasing our pay user base involves two components: converting our free service users to our pay service and gaining new pay users who have not previously used our free service. We have experienced, and may experience in the future, decreases in our free user base, which we believe will cause us to rely more heavily on signing up more pay users who have not previously used our free service. In addition, as our pay user base grows, we are required to obtain an increasing number of pay users to replace the users who cancel their service. We are competing directly with other pay service offerings and we cannot assure you we will achieve success in signing up new pay users. The average cost to acquire a pay user in our industry is significantly higher than we anticipate spending, and we cannot assure you that we will be able to acquire new pay users at a reasonable acquisition cost. If we experience decreases in our pay user base, our business, results of operations and financial position will be adversely impacted.

        We are relying on the migration of free users to our pay services as a major source of our pay users. Since July 1998, Juno has advertised to its free users encouraging them to upgrade, and NetZero initiated a similar campaign in March 2001. There is a risk that repeated exposure to these advertisements may cause their effectiveness to decline. Furthermore, to the extent that our number of active free users declines, we will have a smaller pool of free users to solicit, further reducing the absolute number of potential migrations to our pay services. The rate at which users of the free service upgrade to our pay services has, from time to time, declined and may continue to decline, which would adversely impact our ability to retain or grow our pay user base.

If we are unable to retain users, our business and financial results will suffer.

        Our business and financial results are dependent on the number of users of our services. Our number of active users has a significant impact on our ability to attract advertisers, the number of advertising impressions we have available to sell, and on how many pay service users we can potentially acquire by soliciting users of our free service. Our number of pay service users is critical to our ability to generate revenues. Each month, an average of four to five percent of our pay service users cancel their accounts or have their accounts terminated. These percentages do not include those users who sign up for our pay service and whose accounts are terminated within 30 days of registration. Each month, an even higher percentage of free users become inactive and the vast majority of registered free users are not actively using our services. This is due to competition, the imposition of limitations on free services, changes in pricing plans and other factors. In addition, there may be significant overlap between NetZero's and Juno's active free user bases, so the actual combined active user base may be less than anticipated.

        We anticipate further significant reductions in our free user base if we implement additional restrictions on our free services. We may also in the future make additional changes to the terms or prices of our pay services, which may result in additional pay user attrition. If these or other factors result in the loss of a significant number of users, our business and financial results will suffer. We cannot assure you that we will be able to effectively retain users or generate enough new users to make up for lost users.

If we fail to generate significant revenues and derive a profit from our pay services, we may not be able to support our operations.

        Our ability to generate significant revenues from our pay services will be critical to our future success. Generating pay revenues includes increasing our pay user base as well as maintaining or increasing our pricing. Juno has offered a variety of pricing programs and has, in certain cases, increased the pricing to certain users based on their usage. Juno's monthly prices have ranged from $1.95 to $29.95 per month. A significant number of users who have experienced price increases have discontinued their service, which adversely impacts revenues.

        Our ability to offer a value-priced pay service will be adversely impacted if users to our pay service use the Internet excessively. We price our standard offering based on the expectation that users will access the Internet for only a moderate number of hours each month. If the average monthly usage for our pay users exceeds our expectations, or if our average hourly telecommunications cost increases, we may not be able to operate our value-priced pay services profitably. We may have to impose hourly limits on our pay services or increase our standard pricing, either of which could adversely impact our ability to attract and retain users to our pay services or compete effectively.

We may be unable to maintain or grow our advertising revenues.

        Advertising revenues are intended to be an important component of our strategy and revenue base going forward. Our revenues from advertising have, from time to time, decreased from quarter-to-quarter due to a variety of factors, including the deterioration of the online advertising market and the decrease in capital available to Internet companies. We have experienced a number of situations where our advertising arrangements are terminated early, are not renewed, are renewed at significantly lower rates or are repriced during the term of the arrangement. Our success may depend on our ability to effectively target users based on demographic and other information. We may encounter technical, legal and other limitations on this ability.

        Competition for Internet-based advertising revenues is intense and the demand for advertising space has declined. These and other factors have caused Internet advertising rates to decline, and it is possible that rates will continue to decline in the future. Many of our advertising competitors have longer operating histories, greater name recognition, larger user bases, significantly greater financial, technical, sales, development and marketing resources and more established relationships with advertisers than we do. We must also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium.

        In light of these factors, we cannot assure you that we will be able to maintain or grow advertising revenues.

Our business is highly dependent on our billing system which is based on third-party software and internally developed software.

        We license from Portal the software necessary to operate our billing system. In addition, our billing system includes internally developed software. Customer billing is a highly complex process, and our billing system must efficiently interface with other third parties' systems such as the systems of credit card processing companies. Our ability to accurately and efficiently bill our subscribers is dependent on the successful operation of our billing system and third parties' systems upon which we rely. In addition, our ability to offer new pay services or alternative billing plans is dependent on our ability to customize our billing system. Issues associated with our billing system could cause a variety of problems including the failure to bill users on a timely basis, over-charging or under-charging users, inaccurate financial and customer data, credit card chargebacks, delays in new product or billing plan introductions and other billing-related errors. Such problems may lead to inaccurate reporting from time to time, which could adversely affect our business and financial results. We have experienced billing problems from time to time and may experience additional problems in the future. The failure of Portal to provide software upgrades and technical support, the failure of the Portal software or internally developed software to operate accurately, and any other failures or errors in our billing system could materially and adversely affect our business and financial results.

        Our billing system is dependent on certain third parties, including our credit card processor, Chase Merchant Services. If Chase were unable to process credit cards for us, it may take us a significant amount of time to switch vendors, and not being able to process users' payments during such time would have a material and adverse affect on our business and financial results.

If we are unable to successfully integrate acquisitions into our operations, then we may not realize the benefits associated with such acquisitions and our financial condition and results of operations may be adversely affected.

        In September 2001 we completed the Merger. While a significant portion of the integration has been completed, additional efforts are ongoing and we cannot assure you that all integration efforts will be completed successfully. We may acquire other companies or undertake other business combinations that can complement our current or planned business activities. We are currently evaluating the possibility of acquiring and integrating additional ISPs offering pay services. Acquisitions may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring a business involves many risks, including:

  •
  disruption of our ongoing business and diversion of resources and management time;

  •
  unforeseen obligations or liabilities;

  •
  difficulty assimilating the acquired customer bases, technologies, operations and personnel;

  •
  risks of entering markets in which we have little or no direct prior experience;

  •
  potential impairment of relationships with employees or users as a result of changes in management; and

  •
  potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets.

        In September, we signed an agreement to acquire certain assets of Bluelight.com's value-priced Internet access and e-mail service. Bluelight.com is a wholly-owned subsidiary of Kmart Corporation. The purchase of the assets is subject to an auction and a number of closing conditions, including approval of the transaction by the bankruptcy court. We cannot assure you that the transaction will be consummated or, if it is, that it will be done in a timely manner. If the transaction is consummated, it will be subject to the risks outlined above.

        We cannot assure you that we will make any further acquisitions, that we will be able to obtain additional financing for such acquisitions, if necessary, or that any acquisitions will be successful.

We may not realize the benefits associated with our intangible assets.

        We also may not realize the benefits associated with our intangible assets, including those associated with acquisitions. For example, as of March 31, 2000, NetZero had approximately $55.0 million in intangible assets recorded on its balance sheet, which primarily included goodwill and acquired technologies associated with acquisitions. During the quarter ended March 31, 2001, NetZero determined the carrying value of those assets was impaired using the undiscounted cash flow method and the market comparison method. An impairment charge relating to goodwill, intangible assets and other assets totaling approximately $48.6 million was recorded during the quarter, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. The impairment consisted of approximately $33.5 million for goodwill and approximately $15.1 million for other acquired intangible assets and other assets. We cannot assure you that we will not experience similar impairment losses related to the Merger or otherwise in the future. Any such loss could adversely and materially impact our results of operations and financial condition.

The provision of Internet access for free creates substantial risks.

        We face numerous costs, operational and legal risks, and other uncertainties associated with our provision of free Internet access to consumers. These risks include risks that our pay users will cancel their subscription and switch to our free service and risks that the number of hours used by our free users, and the costs of providing the service, will not decrease, and may increase.

        If the number of our users who remain on, or return to, the free service is significant, our business and financial results may suffer. As users of the service spend more time connected, the costs we incur to provide the service increase. If aggregate hours of connection time associated with our free services increase, our business and financial results may suffer.

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

        Our marketing activities may be insufficient to increase or maintain the size of our subscriber base and may be insufficient to develop or maintain awareness of our services. NetZero and Juno have relied on a variety of cash-intensive subscriber acquisition activities in the past, including the distribution of CD's, the acquisition of competitors, fee-based referral agreements and extensive advertising and promotions. While certain of these activities have been reduced, we could be required to incur significant marketing expenses to maintain or grow our user base, potentially resulting in increased user acquisition costs. If we incur costs in implementing marketing campaigns without generating sufficient new users, or if capital limitations or other factors prevent us from implementing marketing campaigns, or if marketing campaigns undertaken by competitors cause attrition in our user base, our business and financial results will suffer.

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

        A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. Each of NetZero and Juno has previously experienced reductions in revenues from material customers. For example, LookSmart, General Motors and Cisco have been material customers of NetZero. The LookSmart agreement was terminated in January 2001 and the Cisco agreement was terminated in August 2001. NetZero was not able to replace either agreement with a comparable arrangement. During the year ended June 30, 2002, General Motors represented approximately 35% of our advertising revenues. While we have a long-term relationship with General Motors, we have provided them with reductions in their advertising obligations in the past and may do so in the future. Our agreement with General Motors expires in December 2003. We can give no assurance that we will continue to derive the amount of revenues from General Motors that we currently do during the remainder of the agreement or that the agreement, when terminated, will be replaced by other arrangements which will generate comparable revenues.

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

        Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network services we require, and the majority of our telecommunications services are currently purchased from Level3 Communications LLC, ICG Telecom Group, Inc., and UUNET Technologies, Inc., a WorldCom company. Several vendors have ceased operations or ceased offering the services we require, causing us to switch vendors. In addition, several vendors are experiencing significant financial difficulties and may be unable to perform satisfactorily or to continue to offer their service. In particular, both UUNET Technologies and ICG Telecom Group are in bankruptcy proceedings. The loss of vendors has resulted, and may in the future result, in increased costs, decreased service quality and the loss of users. In particular, the failure of Level3 Communications, ICG Telecom Group or UUNET Technologies to continue to provide the scope, quality and pricing of services currently provided could materially and adversely affect our business. Certain of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors, and could choose to grant those competitors preferential network access or pricing. Many of our telecommunications providers compete, or have announced an intention to compete, with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, results of operations and financial condition.

        Market rates for telecommunications services used in our business have declined significantly in recent years. We do not anticipate that such rates will continue to decline in the future. General market forces, the failure of providers, regulatory issues and other factors could result in increased rates. Any increase in market rates would increase the cost of providing our services and, if significant, could materially adversely affect our business, results of operations and financial condition.

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

        We do not offer Internet access in all areas. Many potential users may be unable to access our services through a point of presence that is within their local calling area. These users may be particularly reluctant to use our services to access the Web due to the telecommunications charges that they would incur. We cannot be sure if or when additional infrastructure developments by our telecommunications providers will establish points of presence that cover these areas at costs acceptable to us.

If we fail to manage our telecommunications or our internal network capacities, our service levels may suffer or we may experience increased per-user costs.

        We will have to accurately anticipate our future telecommunications capacity needs within lead-time requirements. If we fail to procure sufficient quantities of telecommunications services, we may be unable to provide our users with acceptable service levels. We also run the risk of purchasing excessive amounts of telecommunications services. In that event, we would be required to bear the costs of excess telecommunications capacity without commensurate increases in revenues or users usage. We have experienced such overcapacity from time to time in the past, and we may experience overcapacity in the future. Our failure to effectively manage telecommunications costs would likely have a material adverse effect on our business, results of operations, financial position and cash flow.

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

        We have expended, and may in the future expend, significant resources developing and implementing new products. Product development involves a number of uncertainties, including unanticipated delays and expenses. New products may have technological problems or may not be accepted by our users or advertisers. Several of the new products we have offered, or intend to offer, are intended to generate additional revenues for us. We cannot assure you that such products will provide us with any meaningful revenue. In particular, the expansion of a broadband service offering, including a cable offering, could result in significant expenses without a commensurate increase in revenues.

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

        The future success of our business will depend on the security of our network and, in part, on the security of the network infrastructures of our third-party telecommunications service providers. In addition, the sending of "spam" through our network could result in third parties asserting claims against us. Unauthorized or inappropriate access to our computer systems, including by current or former employees, could potentially jeopardize the security of confidential information, including credit card information, and that could cause losses to our users or us. Users or third parties may also potentially expose us to liability by "identity theft." Users or others may assert claims of liability against us as a result of any failure by us to prevent these network malfunctions and security breaches. Although we intend to use industry-standard security measures, such measures have been circumvented in the past, and we cannot assure you that these measures will not be circumvented in the future. We also cannot assure you that the security measures of our third-party network providers, providers of customer support services or other vendors will be adequate. In addition to potential legal liability as a result of computer viruses or other inappropriate uses or security breaches, we may have to interrupt, delay, or temporarily cease service to our users, which could have a material adverse effect on our revenues and could also result in increased user turnover.

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

  •
  loss of data or revenue;

  •
  injury to reputation; and

  •
  diversion of development resources.

        We have experienced some technical and customer support issues associated with our products and software releases. These issues have resulted in users discontinuing our service and have adversely impacted our revenues. A number of NetZero's and Juno's material technologies and systems, including their software client systems and ad-serving technologies are based on different platforms. To the extent we attempt to integrate these technologies and systems, we may experience a number of difficulties, errors, failures and unanticipated costs. In addition, our internal operations are dependent upon software provided by Oracle. Any significant failure of this software could materially and adversely affect our business. We cannot assure you that we will not experience significant problems in the future.

We are dependent on third parties for technical support and customer service and our business may suffer if they are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us.

        Our business and financial results depend, in part, on the availability and quality of live technical and customer service support services. We outsource most of these functions from ClientLogic Corporation pursuant to an agreement that terminates in June 2003. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that ClientLogic becomes unable or unwilling to offer these services to us. At times, users have experienced lengthy waiting periods to reach representatives trained to provide the technical or customer support they require. Maintaining desired customer support levels may require significantly more support personnel than are currently available to us, or significantly greater expense than we feel it is appropriate, or than we are able, to incur. If our relationship with ClientLogic terminates and we are unable to enter into a comparable arrangement with a replacement vendor, if our current vendor is unable to provide the quality and quantity of service required, or if we are unable to develop internally the additional customer service and technical support capacity we expect to need, our business and financial results will suffer. We use technical support staff in India in part for supporting our customers via email. If technical problems are encountered with communication to India, it may impair our ability to provide email support.

We cannot predict our future capital needs and we may not be able to secure additional financing.

        We may need to raise substantial additional funds in the future to fund our operations. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or not available when required in sufficient amounts or on acceptable terms, we may not be able to devote sufficient cash resources to continue to provide our services in their current form, acquire additional users, enhance or expand our services, respond to competitive pressures or take advantage of perceived opportunities, and our business and financial results may suffer, or we could be forced to cease our operations entirely.

If we are unable to successfully defend against legal actions against us, we could face substantial liabilities.

        NetZero and Juno are currently parties to pending legal actions against them. Defending against these lawsuits may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may continue to subject us to significant litigation and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could materially and adversely affect our financial position and results of operations.

Our business could be shut down or severely impacted if a natural disaster occurs.

        Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fire, earthquakes, power loss, telecommunications failures, and similar events. We have experienced situations where power loss and telecommunications failures have adversely impacted service, although to date such failures have not been material to our operations. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our headquarters in Westlake Village, California and at facilities in Los Angeles, California; New York City, New York; and Cambridge, Massachusetts. A natural disaster or other unanticipated problems at our headquarters or at a network hub, or within a third-party network provider's network, could cause interruptions in the services that we provide. Our systems are not fully redundant. Any prolonged disruption of our services due to system failures could result in user turnover and decreased revenues.

Our business could be severely impacted due to political instability in India.

        Approximately 26% of our employees are located in Hyderabad, India. Due to the current political instability between India and Pakistan, it is possible that our India operations could be disrupted. We rely on our employees in India for product development, quality assurance, and customer support. If communications or personnel are disrupted, it could affect our ability to enhance our products or provide certain types of support to our users.

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

        Our future success also depends on our ability to attract, retain and motivate highly skilled technical, managerial, editorial, merchandising, sales, marketing and customer service personnel. Competition for such personnel is intense, particularly in the Internet and high technology industry. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel.

        Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources. We cannot assure you that we will be able to identify and hire adequate replacement staff promptly, or at all. Both Juno and NetZero have engaged in significant staffing reductions in the past and additional staffing reductions may take place. These reductions may make it more difficult for us to integrate the businesses of NetZero and Juno, manage existing, or establish new, relationships with advertisers, vendors and other parties, or to integrate, expand and improve our service offerings. Our business and financial results could suffer as a result of the staff reductions undertaken to date and from any future staff reductions and attrition that might occur.

Government regulation of the provision of Internet access services could decrease our revenues and increase our costs.

        Changes in the regulatory environment regarding the Internet could decrease our revenues and increase our costs. As a provider of Internet access services, we are not currently subject to direct regulation by the FCC. However, some telecommunications carriers have sought to have communications over the Internet regulated by the FCC in the same manner as other more traditional telecommunications services. Local telephone carriers have also petitioned the FCC to regulate ISPs in a manner similar to long distance telephone carriers and to impose access fees on these providers, and some developments suggest that they may be successful in obtaining the treatment they seek. In addition, we operate our services throughout the United States, and regulatory authorities at the state level may seek to regulate aspects of our activities as telecommunications services. As a result, we could become subject to FCC and state regulation as Internet access services and telecommunications services converge.

Changes in, or interpretations of, laws regarding consumer protection could subject us to liability or cause us to change our practices.

        Consumer protection laws and enforcement actions regarding advertising and user privacy, especially relating to children, are becoming more prevalent. The FTC has conducted investigations into the privacy practices of companies that collect information about individuals on the Internet. The FTC has also investigated us and other ISPs in connection with marketing, billing and disclosure practices. Juno and the FTC entered into a consent agreement, which was approved by the FTC on June 29, 2001, that provides for redress payments and specific disclosures or notices regarding, among other things, the cost of its Internet access services, its cancellation terms and local versus long-distance charges, as well as the requirement to provide adequate customer support to process cancellations. Various state agencies as well as individuals have also asserted claims against, or instituted inquiries into, ISPs, including Juno and NetZero, in connection with marketing, billing and disclosure practices. We cannot assure you that our services and business practices, or changes to our services and business practices, will not subject us to claims and liability by private parties, the FTC or other governmental agencies. The enactment of any additional laws or regulations in this area, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could cause our business to suffer and adversely impact our results of operations.

We could be exposed to liability for defamation, negligence and infringement.

        Because users download and redistribute materials that are cached or replicated by us in connection with our Internet services, claims could be made against us for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of such materials. While we have attempted to obtain safe harbor protection against claims of copyright infringement under the Digital Millennium Copyright Act of 1998, we cannot assure you that we will prevail in any such claims. We also could be exposed to liability because of third-party content that may be accessible through our services, including links to Web sites maintained by our users or other third parties, or posted directly to our Web site and subsequently retrieved by a third party through our services.

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

        The market price of NetZero's and Juno's common stock fluctuated significantly prior to the Merger. The market price of our common stock has fluctuated significantly since our stock began trading on the Nasdaq National Market in September 2001 and it is likely to continue to be volatile with extreme volume fluctuations. The Nasdaq National Market, where most publicly held Internet companies are traded, has experienced substantial price and volume fluctuations. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance, and for this or other reasons we could continue to suffer significant declines in the market price of our common stock.

Future sales of our common stock may negatively affect our stock price.

        At June 30, 2002, approximately 41 million shares were outstanding and available for resale, subject to volume and manner of sale limitations applicable to affiliates under Rule 144. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

We may issue common stock resulting in dilution to our stockholders, and the dilutive effect of these issuances would increase to the extent that our stock price declines.

        Juno entered into a number of relationships in which it could use its common stock to compensate third parties for services, including subscriber referral services, and we may enter into additional such relationships in the future. If the price of our common stock should decline, our electing to pay with common stock would entail issuing a relatively larger number of shares, increasing the dilutive effect on our stockholders, and potentially impairing our ability to execute financing transactions. Additionally, the third parties to whom we issue common stock will generally have registration rights that require us to register these shares of common stock for resale in the public markets. The market price of our common stock could decline as a result of sales of these shares in the market, or the perception that such sales could occur. If we raise additional funds, acquire assets, or obtain goods or services through the issuance of equity securities, stockholders may experience significant dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock. The dilutive effect of these issuances will be increased to the extent our share price declines.

Our directors will have the ability to exercise significant influence over us.

        Our executive officers, directors, and persons and entities affiliated with our executive officers or directors, own in the aggregate approximately 20% of our outstanding common stock. As a result of this concentration of ownership, our executive officers and directors may be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of United Online that may adversely impact stockholders by preventing them from realizing a premium price for their stock in connection with a sale of United Online.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We maintain a short-term investment portfolio consisting of commercial paper, U.S. Government or U.S. Government Agency obligations and money market funds. The minimum long-term rating is A and if a long term rating is not available we require a short-term credit rating of A1 and P1. Increases and decreases in short-term interest rates could have a material impact on interest income from our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For financial statements, see Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a)
  Identification of Directors. The information concerning Directors of United Online appears in our proxy statement under the caption "Proposal One: Election of Directors," and is incorporated herein by reference.

  (b)
  Identification of Executive Officers. The information concerning Executive Officers of United Online appears in our proxy statement under the caption "Executive Officers and Key Employees," and is incorporated herein by reference.

  (c)
  Compliance with Section 16(a) of the Exchange Act. The information concerning Compliance with Section 16(a) appears in our proxy statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation appears in our proxy statement under the caption "Executive Compensation and Other Information," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership of certain beneficial owners and management appears in our proxy statement under the caption "Ownership of Securities," and is incorporated herein by reference.

Equity Compensation Plan Information

        The following table provides information as of June 30, 2002 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	A		B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)(5)
Equity Compensation Plans Approved by Stockholders (1)(2)	7,829,041	(4)	$14.27	(4)	1,427,728	(6)
Equity Compensation Plans Not Approved by Stockholders (3)	2,315,543		$3.13		152,145
Total	10,144,584		$11.74		1,579,873

(1)
Consists of the 2001 Stock Incentive Plan (the "2001 SIP") and the 2001 Employee Stock Purchase Plan (the "ESPP"). In connection with the Merger, we consolidated the following equity incentive plans to form the 2001 SIP: (i) the Juno Online Services, Inc. 1999 Stock Incentive Plan, (ii) the NetZero, Inc. 1999 Stock Incentive Plan, (iii) the AimTV, Inc. 1999 Employee Stock Option Plan and (iv) the 1999 RocketCash Corporation Stock Option Plan. Both the NetZero and Juno plans were approved by their respective stockholders prior to the Merger. The RocketCash and AimTV plans were assumed by NetZero prior to the Merger in connection with the acquisition of all of the outstanding capital stock of each company, which is more fully discussed under the heading "Acquisitions" in Item 7 of this report. Neither plan was approved by NetZero's stockholders. Accordingly, shares attributable to those plans which constitute 6,495 shares from the AimTV plan and 117,938 shares from the RocketCash Plan, appear in in the row entitled "Equity Compensation Plans Not Approved by Stockholders." In connection with the Merger, options to purchase 11,748,790 shares of NetZero common stock, which includes all options acquired in the AimTV acquisition, were assumed and converted into options to purchase 2,349,758 shares of our common stock and then transferred to the 2001 SIP; and options to purchase 8,031,560 shares of Juno common stock were assumed and converted into options to purchase 2,867,267 shares of our common stock and then transferred to the 2001 SIP.

(2)
In connection with the the Merger, we consolidated the Juno Online Services, Inc. 1999 Employee Stock Purchase Plan and the NetZero, Inc. 1999 Employee Stock Purchase Plan to form the ESPP. Both the Juno ESPP and NetZero ESPP were approved by their respective stockholders prior to the Merger.

(3)
Consists of the 2001 Supplemental Stock Incentive Plan (the "2001 SSIP"). In connection with the Merger, we consolidated the NetZero, Inc. 2001 Non-Executive Stock Incentive Plan and the Juno Online Services, Inc. 2001 Supplemental Stock Incentive Plan, neither of which were stockholder approved plans, to form the 2001 SSIP. In connection with the Merger, options to purchase 3,032,475 shares of NetZero common stock were assumed and converted into options to purchase 606,495 shares of our common stock and then transferred to the 2001 SSIP and options to purchase 1,499,498 shares of Juno common stock were assumed and converted into options to purchase 535,321 shares of our common stock and then transferred to the 2001 SSIP.

(4)
Excludes purchase rights outstanding under the ESPP. Under the ESPP, each eligible employee may purchase up to 2,500 shares of common stock at semi-annual intervals on the last business day of April and October each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee's entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the purchase date.

(5)
The 2001 SIP, the ESPP and the 2001 SSIP each contain a provision whereby the share reserve under the plan will automatically increase on the first business day of January each year that the plan remains in existence. The increase for each plan will be limited to the lesser of a specified amount or a percentage of the outstanding common stock as of the last business day of the calendar year immediately preceding the increase. The 2001 SIP will be increased each year by the lesser of 4.0% of the outstanding common stock and 1,300,000 shares; the 2001 SSIP will be increased each year by the lesser of 0.5% of the outstanding common stock and 142,800 shares; and the ESPP will be increased each year by the lesser of 1.5% of the outstanding common stock and 650,000 shares.

(6)
Includes shares available for future issuance under the ESPP. As of June 30, 2002, a total of 1,164,240 shares of common stock were available for issuance under the ESPP.

The 2001 SSIP

        The 2001 SSIP is a non-stockholder approved equity incentive plan. Under the 2001 SSIP, option grants and direct stock issuances may be made to employees of the Company (or any parent or subsidiary corporation) who are neither officers nor Board members at the time of the option grant or direct issuance. However, officers may be entitled to receive awards under the 2001 SSIP that are granted in connection with their commencement of employment with us. There are 2,378,121 shares of common stock reserved for issuance under the 2001 SSIP. Options under the 2001 SSIP will typically vest and become exercisable in a series of installments over the optionee's period of service with the Company. However, each outstanding option will vest in full on an accelerated basis in the event the Company is acquired and that option is not assumed or replaced by the acquiring entity. Each option will have a maximum term set by the plan administrator (either the Board or a Board committee) at the time of grant, subject to earlier termination following the optionee's cessation of employment or service. All options are non-statutory options under the Federal tax law. Shares may also be issued under the 2001 SSIP as a bonus for services rendered, without any cash payment required of the recipient of those shares. Such bonus shares will be fully vested upon issuance. Alternatively, share right awards may be made which entitle the recipients to a specified number of shares of common stock upon their completion of a designated period of service or attainment of performance milestones. As of June 30, 2002, options covering 2,315,543 shares of common stock were outstanding under the 2001 SSIP, 34,688 shares had been issued, there were no outstanding share right awards, and 152,145 shares remained available for future award.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        Information concerning certain relationships and related party transactions appears in our proxy statement under the caption "Certain Transactions," and is incorporated herein by reference.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.    Not applicable.

(b)
Changes in internal controls.    Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND CURRENT REPORTS ON FORM 8-K

(a)	(1)	Financial Statements
		See index to Consolidated Financial Statements on page F-1.
	(2)	Financial Statement Schedules

		The following financial statement schedule of the Company is filed as part of this Form 10-K. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

Schedule II—Valuation of Qualifying Accounts	F-34

(3)	Exhibits
No.		Exhibit
3.1	*	Amended and Restated Certificate of Incorporation
3.2	*	Amended and Restated Bylaws
3.3	**	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below).
4.1	**	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B
10.1	+	Amended and Restated Registration Rights Agreement
10.2	+	Lease Agreement between Westlake Gardens and Registrant
10.3	+	2001 Employee Stock Purchase Plan
10.4	+	2001 Stock Incentive Plan
10.5	+	2001 Supplemental Stock Incentive Plan
10.6	+	Employment Agreement between the Registrant and Mark R. Goldston
10.7	+	Amendment to Employment Agreement between the Registrant and Mark R. Goldston
10.8	+	Stock Pledge Agreement between Registrant and Mark R. Goldston
10.9	+	Note Secured by Stock Pledge Agreement made by Mark R. Goldston in favor of Registrant
10.10	+	Employment Agreement between the Registrant and Charles S. Hilliard
10.11	+	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard
10.12	+	Stock Pledge Agreement between Registrant and Charles S. Hilliard
10.13	+	Note Secured by Stock Pledge Agreement made by Charles S. Hilliard in favor of Registrant
10.14	+	Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.15	+	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.16	+	Employment Agreement between the Registrant and Brian Woods
10.17	+	Amendment to Employment Agreement between the Registrant and Brian Woods
10.18	++	Form of Note Secured by Stock Pledge Agreement made by certain officers of the Company in favor of Registrant
10.19	++	Form of Stock Pledge Agreement between Registrant and certain officers of the Company
10.20	++	Form of Restricted Stock Purchase Agreement between Registrant and certain officers of the Company
21.1		List of Subsidiaries
23.1		Consent of Independent Accountants

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)
Reports on Form 8-K

  No reports on Form 8-K were filed for the quarter ended June 30, 2002.

(c)
Exhibits

  The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(d)
Financial Statement Schedules

  The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 15(a)(2) of this Form 10-K.

UNITED ONLINE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of United Online, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows present fairly, in all material respects, the financial position of United Online, Inc. and its subsidiaries (the "Company") at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Century City, California
September 16, 2002

UNITED ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$41,543	$60,087
Short-term investments	97,812	59,129
Restricted cash	5,880	13,524
Accounts receivable, net of allowance for doubtful accounts of $333 and $354 at June 30, 2002 and 2001, respectively	7,977	9,027
Other current assets	3,577	5,823

Total current assets	156,789	147,590
Property and equipment, net	16,500	28,877
Restricted cash	305	2,253
Intangible assets, net	58,119	1,466
Other assets	1,880	3,677

Total assets	$233,593	$183,863

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,575	$24,470
Accrued liabilities	11,212	6,156
Deferred revenue	18,815	4,404
Current portion of notes payable	—	1,710
Current portion of capital leases	3,205	4,852

Total current liabilities	54,807	41,592
Notes payable, less current portion	—	433
Capital leases, less current portion	—	2,881

Total liabilities	54,807	44,906
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 and no shares authorized at June 30, 2002 and 2001, respectively; no shares issued and outstanding at June 30, 2002 and 2001, respectively	—	—
Convertible preferred stock, $0.001 par value; no shares and 10,000 shares authorized at June 30, 2002 and 2001, respectively; no shares issued and outstanding at June 30, 2002 and 2001, respectively	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 40,567 shares issued and outstanding at June 30, 2002; $0.001 par value; 500,000 shares authorized and 25,146 shares issued and outstanding at June 30, 2001	4	3
Additional paid-in capital	539,626	460,991
Notes receivable from stockholders	(1,575)	(829)
Deferred stock-based charges	(107)	(9,708)
Accumulated other comprehensive income	1,015	867
Accumulated deficit	(360,177)	(312,367)

Total stockholders' equity	178,786	138,957

Total liabilities and stockholders' equity	$233,593	$183,863

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Years Ended June 30,
	2002	2001	2000
Revenues:
Billable services	$141,005	$6,662	$589
Advertising and commerce	26,510	50,555	54,917

Total revenues	167,515	57,217	55,506

Operating expenses:
Cost of billable services (including stock-based charges of $99, $29 and $— for the years ended June 30, 2002, 2001 and 2000, respectively)	74,227	8,944	261
Cost of free services (including stock-based charges of $60, $353 and $357 for the years ended June 30, 2002, 2001 and 2000, respectively)	33,129	79,416	66,708
Sales and marketing (including stock-based charges of $548, $5,442 and $2,060 for the years ended June 30, 2002, 2001 and 2000, respectively)	40,220	62,176	51,436
Product development (including stock-based charges of $1,785, $6,267 and $299 for the years ended June 30, 2002, 2001 and 2000, respectively)	24,779	27,534	10,020
General and administrative (including stock-based charges of $3,925, $7,196 and $3,630 for the years ended June 30, 2002, 2001 and 2000, respectively)	30,722	28,775	19,655
Amortization of goodwill and intangible assets	14,156	16,837	5,525
Restructuring charges	4,228	—	—
Impairment of goodwill and intangible assets	—	48,622	—

Total operating expenses	221,461	272,304	153,605

Loss from operations	(53,946)	(215,087)	(98,099)

Interest income, net	5,070	9,331	6,813
Other income, net	1,066	—	—

Net loss	$(47,810)	$(205,756)	$(91,286)

Unrealized gain on short-term investments	148	867	—
Comprehensive loss	$(47,662)	$(204,889)	$(91,286)

Basic and diluted net loss per share	$(1.35)	$(9.05)	$(6.16)

Shares used to calculate basic and diluted net loss per share	35,539	22,741	14,825

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Preferred Stock		Common Stock			Notes Receivable From Stockholders		Accumulated Other Comprehensive Income
					Additional Paid-In Capital		Deferred Stock-Based Charges		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 1999	9,036	$44,720	5,725	$1	$10,370	$(1,029)	$(7,783)	$—	$(15,325)	$30,954
Conversion of convertible preferred stock	(9,036)	(44,720)	9,036	44,720	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock	—	—	3,846	2,140	—	—	—	—	—	2,140
Reincorporation into Delaware and change in par value of common stock	—	—		(46,859)	46,859	—	—	—	—	—
Issuance of common stock from initial public offering	—	—	2,300	—	169,351	—	—	—	—	169,351
Issuance of common stock in private placement	—	—	2,308	—	143,946	—	—	—	—	143,946
Issuance of common stock through employee stock purchase plan	—	—	10	—	504	—	—	—	—	504
Exercise of stock options	—	—	135	—	323	(7)	—	—	—	316
Repurchase of option shares exercised	—	—	(202)	—	(23)	—	—	—	—	(23)
Issuance of common stock for acquisition	—	—	185	—	23,249	—	—	—	—	23,249
Issuance of warrant for marketing services	—	—	—	—	8,600	—	(8,600)	—	—	—
Deferred stock-based charges	—	—	—	—	2,784	—	(2,784)	—	—	—
Amortization of deferred stock-based charges	—	—	—	—	—	—	6,346	—	—	6,346
Payments received on notes receivable from stockholders	—	—	—	—	—	300	—	—	—	300
Interest earned on notes receivable from stockholders	—	—	—	—	—	(63)	—	—	—	(63)
Net loss	—	—	—	—	—	—	—	—	(91,286)	(91,286)

Balance at June 30, 2000	—	—	23,343	2	405,963	(799)	(12,821)	—	(106,611)	285,734
Issuance of common stock and warrants for marketing agreements	—	—	100	—	2,954	—	(2,873)	—	—	81
Issuance of common stock through employee stock purchase plan	—	—	98	—	431	—	—	—	—	431
Exercise of stock options	—	—	51	—	84	—	—	—	—	84
Repurchase of option shares exercised	—	—	(49)	—	(61)	—	—	—	—	(61)
Issuance of common stock for acquisitions	—	—	1,214	1	38,319	—	—	—	—	38,320
Issuance of restricted common stock for acquisition	—	—	293	—	11,482	—	(11,482)	—	—	—
Deferred stock-based charges	—	—	—	—	7,828	—	(7,828)	—	—	—
Issuance of restricted shares to employees	—	—	96	—	—	—	—	—	—	—
Amortization of deferred stock-based charges	—	—	—	—	—		19,287	—	—	19,287
Cancellation of previously issued equity awards	—	—	—	—	(6,009)	—	6,009	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	—	867	—	867
Interest earned on notes receivable from stockholders	—	—	—	—	—	(30)	—	—	—	(30)
Net loss	—	—	—	—	—	—	—	—	(205,756)	(205,756)

Balance at June 30, 2001	—	—	25,146	3	460,991	(829)	(9,708)	867	(312,367)	138,957
Issuance of common stock through employee stock purchase plan	—	—	239	—	516	—	—	—	—	516
Exercise of stock options	—	—	1,093	—	3,630	(700)	—	—	—	2,930
Repurchase of option shares exercised	—	—	(23)	—	(35)	—	—	—	—	(35)
Issuance of common stock and options assumed for acquisitions	—	—	14,923	1	81,265	—	—	—	—	81,266
Repurchases of common stock	—	—	(1,000)	—	(3,557)	—	—	—	—	(3,557)
Cancellation of previously issued equity awards	—	—	—	—	(3,184)	—	3,184	—	—	—
Repayment of notes receivable from stockholders	—	—	—	—	—	6	—	—	—	6
Amortization of deferred stock-based charges	—	—	—	—	—	—	6,417	—	—	6,417
Issuance of restricted shares to employees	—	—	189	—	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	—	148	—	148
Interest earned on notes receivable from stockholders	—	—	—	—	—	(52)	—	—	—	(52)
Net loss	—	—	—	—	—	—	—	—	(47,810)	(47,810)

Balance at June 30, 2002	—	$—	40,567	$4	$539,626	$(1,575)	$(107)	$1,015	$(360,177)	$178,786

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(47,810)	$(205,756)	$(91,286)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	32,415	33,110	14,777
Impairment of goodwill and intangible assets	—	48,622	—
Allowance for doubtful accounts	98	1,120	1,834
Stock-based charges	6,417	19,287	6,346
Other	275	151	(63)
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Restricted cash	9,592	(5,861)	(7,809)
Accounts receivable	3,730	5,671	(15,329)
Other assets	6,948	(4,555)	(4,153)
Accounts payable and accrued liabilities	(20,103)	6,460	14,134
Deferred revenue	3,885	3,534	(1,915)

Net cash used for operating activities	(4,553)	(98,217)	(83,464)

Cash flows from investing activities:
Purchases of property and equipment	(1,465)	(5,276)	(20,756)
Purchases of patent rights	(18)	(486)	(1,000)
Purchases of short-term investments	(97,026)	(163,229)	(43,853)
Proceeds from sales and maturities of short-term investments	58,491	141,353	7,500
Proceeds from sales of assets, net	1,011	—	—
Cash paid for acquisitions, net of cash acquired	32,496	(7,721)	—

Net cash used for investing activities	(6,511)	(35,359)	(58,109)

Cash flows from financing activities:
Payments on capital leases	(5,197)	(6,662)	(2,690)
Payments on notes payable	(2,143)	(1,641)	(1,484)
Proceeds from equipment financing	—	—	5,680
Proceeds from notes payable	—	—	3,498
Repayment of notes receivable from stockholders	6	—	300
Proceeds from exercise of stock options	2,930	84	316
Repurchases of common stock and option shares exercised	(3,592)	(61)	—
Proceeds from employee stock purchase plan	516	431	—
Net proceeds from issuance of common stock	—	—	313,430

Net cash provided by (used for) financing activities	(7,480)	(7,849)	319,050

Change in cash and cash equivalents	(18,544)	(141,425)	177,477
Cash and cash equivalents, beginning of period	60,087	201,512	24,035

Cash and cash equivalents, end of period	$41,543	$60,087	$201,512

Supplemental disclosures of cash flow activities:
Cash paid for interest	$547	$1,416	$1,412

Supplemental disclosure of non cash investing and financing activities:
Notes receivable from stockholders in connection with the exercise of stock options	$700	$—	$—
Equipment obtained under capital leases	—	—	7,894
Issuance of common stock and options assumed for acquisitions	81,266	49,802	23,249
Issuance of common stock warrant for marketing services	—	—	8,600
Issuance of common stock for patent rights	—	—	349

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND ORGANIZATION

        United Online, Inc. ("United Online" or the "Company") is a leading Internet Service Provider ("ISP"). The Company, under the NetZero and Juno brand names, offers consumers free and value-priced Internet access, e-mail and customizable navigation tools. In addition to offering consumers access to the Internet, United Online offers marketers a variety of online advertising products, including online market research and measurement services. The Company is headquartered in Westlake Village, California, with additional offices in New York City and Hyderabad, India.

        United Online was incorporated in Delaware in June 2001 and was formed in connection with the merger of NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno"), which was consummated on September 25, 2001 (the "Merger"). The Merger was accounted for under the purchase method of accounting and NetZero was the acquirer for financial accounting purposes and the Company's predecessor for financial reporting purposes. As a result of the Merger, NetZero and Juno each became wholly-owned subsidiaries of United Online.

        NetZero was incorporated in July 1997 and launched its first service, free and unlimited Internet access, in October 1998. Through December 2000, the NetZero free service was supported by advertising and commerce revenues. Beginning in January 2001, several factors, including significant declines in Internet advertising rates and the number of advertisers on NetZero's services, resulted in the Company amending its original business strategy to include pay services. These factors also caused NetZero to introduce certain hourly and geographical limitations on its free service to reduce the cost of providing free services. The result of implementing these limitations included a reduction in the cost of providing free services, a reduction in active free users and an acceleration in the growth of pay users. The Company's current pay Internet services, NetZero and Juno Platinum, are offered through various pricing plans, generally $9.95 per month, and differ from the free services in that hourly and other limitations set for the free services do not apply, and the services feature small toolbars without a persistent on-screen advertising banner.

        Since inception, the Company and NetZero, as the Company's predecessor, have incurred losses from operations and have reported negative annual operating cash flows. As of June 30, 2002, the Company had an accumulated deficit of $360.2 million, cash and cash equivalents of $41.5 million and short-term investments of $97.8 million. The Company has no material financial commitments other than for capital and operating lease agreements and telecommunications and marketing services agreements as discussed in Note 16. The Company believes that its existing cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through at least the next twelve months. However, additional capital may be needed in order to fund the Company's operations, expand marketing activities, develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company's existing cash resources and cash generated from operations are insufficient, additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding might not be available on acceptable terms, or at all. Failure to raise sufficient capital when needed could have a material adverse effect on the business, results of operations and financial condition of the Company. If additional funds are raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders will be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the common stockholders.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation and Principles of Consolidation—The consolidated financial statements and notes for the year ended June 30, 2002 reflect the historical consolidated financial results of NetZero prior to the Merger, as predecessor to United Online, and the consolidated results of United Online subsequent to the Merger. As a result, the operating results presented for the years ended June 30, 2002, 2001 and 2000 do not include the results of Juno prior to September 25, 2001.

        The accompanying consolidated financial statements include United Online and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. Certain amounts in the prior period's financial statements have been reclassified to conform to the presentation of the current period.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

        Fair Value of Financial Instruments—The Company's financial instruments, including cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities are carried at historical cost, which approximates their fair values due to the short-term maturity of these instruments. The Company's notes payable and capital lease obligations are carried at historical cost, which approximate their fair values based on the borrowing rates currently available to the Company for loans and leases with similar terms.

        Cash and Cash Equivalents—The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash, and which mature within three months from the date of purchase.

        Short-Term Investments—The Company considers short-term investments to be available-for-sale securities with original maturities greater than three months from the date of purchase. Short-term investments consist of commercial paper, U.S. Government or U.S. Government Agency obligations and money market funds. The minimum long-term rating is A, and if a long-term rating is not available the Company requires a short-term credit rating of A1 and P1. The Company's short-term investments are reported at fair value, with unrealized gains and losses, net of taxes, recorded in accumulated other comprehensive income in the consolidated statements of stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense. The Company had no realized gains or losses during the years ended June 30, 2002 and 2001. Increases and decreases in short-term interest rates could have a material impact on interest income from the Company's investment portfolio.

        The primary objectives of the Company's short-term investment portfolio are safety of principal and liquidity. Investments are made to achieve the highest possible rate of return for the Company, consistent with these two objectives. The following table summarizes the Company's short-term investments in available-for-sale securities (in thousands):

	June 30, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper	$35,252	$398	$(132)	$35,518
Government agencies	61,545	749	—	62,294

Total	$96,797	$1,147	$(132)	$97,812

	June 30, 2001
Commercial paper	$30,613	$494	$—	$31,107
Government agencies	27,649	373	—	28,022

Total	$58,262	$867	$—	$59,129

        Restricted Cash—Restricted cash consists of cash equivalents pledged as collateral for outstanding letters of credit, which in general collateralize the Company's obligations for operating leases, and cash amounts held in escrow related to telecommunications purchase commitments.

        Concentrations of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company's accounts receivable are derived primarily from revenue earned from customers located in the United States. The Company extends credit based upon an evaluation of the customer's financial condition, and generally, collateral is not required. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable; to date, such losses have been within management's expectations.

        The Company evaluates specific accounts where information exists that the customer may have an inability to meet its financial obligations. In these cases, based on the best available facts and circumstances, a specific reserve is recorded for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Also, a general reserve is established for all customers based on the aging of the receivables. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), the estimates of the recoverability of amounts due to the Company could be reduced by a material amount.

        At June 30, 2002, one customer comprised approximately 17% of the consolidated accounts receivable balance. At June 30, 2001, two customers comprised approximately 36% and 12% of the consolidated accounts receivable balance, respectively. During the year ended June 30, 2002, the Company did not have any individual customers that comprised more than 10% of total revenues. During the year ended June 30, 2001, three customers comprised approximately 20%, 14% and 10% of revenues, respectively. During the year ended June 30, 2000, two customers comprised 28% and 12% of revenues, respectively.

        At June 30, 2002 and 2001, the Company's cash and cash equivalents were maintained in two financial institutions. At times, these balances were in excess of Federal Deposit Insurance Corporation, ("FDIC") insurance limits.

        Long-Lived Assets—Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally two-to-three years for computer software and equipment and three-to-five years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company's financial statements with the resulting gain or loss reflected in the Company's results of operations. Repairs and maintenance expenses incurred that do not add to the useful life of the respective asset are expensed as incurred.

        Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from one to seven years. Amortization expense amounted to $14.2 million, $16.8 million and $5.5 million for the years ended June 30, 2002, 2001 and 2000, respectively. The Company assesses the impairment of long-lived assets, which include property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, significant declines in the Company's stock price for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company's operating model or strategy and competitive forces.

        If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. During the year ended June 30, 2001, the Company recorded an impairment charge of $48.6 million (see Note 7).

        Goodwill—In connection with the Merger, the Company recorded goodwill of $10.9 million. Since the Merger was completed subsequent to June 30, 2001, SFAS No. 141, "Business Combinations" requires the Company to adopt the amortization provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". This statement eliminates systematic annual amortization of goodwill and requires the Company to evaluate the carrying value goodwill on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

        Business Combinations—All acquisitions completed in the last three years have been accounted for as purchase business combinations. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

        The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ (i.e., the useful life of acquired users may not be the same as the useful life of acquired technologies). Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

        Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As provided by the accounting rules, the Company utilizes the one-year period following the consummation of acquisitions to finalize estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, the Company obtains appraisals from valuation specialists for certain intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the above assumptions are made based on available historical information.

        The value of intangible and other long-lived assets, including goodwill, is exposed to future adverse changes to the extent the Company experiences declines in operating results or experiences significant negative industry or economic trends or if future performance is below historical trends. The Company periodically reviews intangible assets and goodwill for impairment using the guidance in the appropriate accounting literature. Additionally, events and circumstances related to the Company's financial performance and economic environment are reviewed for factors that would provide evidence of impairment.

        Other Investments—Other investments are included in other long-term assets and are accounted for under the cost method of accounting for equity investments because the Company's ownership percentage is less than 20% and the Company does not have the ability to exercise significant influence over operations. The Company regularly reviews and monitors the operating performance, cash flow forecasts and other available information of the investee to determine whether an other-than-temporary decline in value exists. Indications of an other-than-temporary decline may include the failure to meet operating budgets and cash flow forecasts, inability to raise additional rounds of financing at or above the carrying value of the investment and changes in strategic direction of the underlying business model. If the decline in value is judged to be other-than-temporary, the basis of the security is written down to fair value and the resulting loss is charged to operations in the period in which the decline is identified and determined to be other-than-temporary. In evaluating the fair value of investments, the Company's policy includes, but is not limited to, reviewing the entity's cash position, recent financing valuations, operational performance, revenue and earnings forecast, liquidity forecasts, financing needs and general economic factors, as well as management and ownership trends.

        Revenue Recognition—The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to its billable services and advertising products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

        Billable services revenue is recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. The Company's pay users generally pay in advance for their service by credit card, check or money order and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from users are recorded on the balance sheet as deferred revenue. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured. A small percentage of the Company's pay users are currently on payment plans that allow them to pay their outstanding balance by check or money order. These users are invoiced on their sign-up or renewal date and typically allowed up to 60 days to pay their outstanding account balance. If payment is not received from these users within 60 days, the user's account is inactivated.

        Advertising and commerce revenues include banner advertisements, placements and sponsorships, referrals of users to search engines or other Web sites, performance-based agreements and advertising messages delivered to users via e-mail. The Company recognizes banner advertising and sponsorship revenues in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of impressions delivered over the total number of guaranteed impressions or ratably over the period in which the advertisement is displayed, provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company's obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. Referral revenues are recognized when the referrals are made to advertisers' or sponsors' Web sites, provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. In determining whether an arrangement exists, the Company ensures that a binding contract is in place, such as a standard insertion order or a fully executed customer-specific agreement. The Company assesses whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria includes a comparison of internally tracked performance data to the contractual performance obligation and to third party or customer performance data in circumstances where that data is available. Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

        Cost of Billable Services—Cost of billable services includes direct costs that have been allocated to billable services based on the aggregate hourly usage of the Company's pay users as a percentage of total hourly usage of both free and pay users. Allocated costs consist primarily of telecommunications costs paid to third party network access providers, occupancy costs and personnel-related overhead costs associated with operating the Company's network department and data centers and depreciation of network computers and equipment. In addition, cost of billable services includes direct costs incurred in providing certain technical customer support and costs associated with bill processing and billing support.

        Cost of Free Services—Cost of free services includes direct costs that have been allocated to free services based on the aggregate hourly usage of the Company's free users as a percentage of total hourly usage of both free and pay users. Allocated costs consist primarily of telecommunications costs, personnel and related overhead costs associated with operating the Company's telecommunications network and data centers and depreciation of network computers and equipment. In addition, cost of free services includes certain direct costs incurred in providing technical and customer support to free users and certain direct costs associated with delivering advertising to free users.

        Sales and Marketing—Sales and marketing expenses include advertising and promotion expenses, salaries, sales commissions, employee benefits, travel and related expenses for the Company's direct sales force, fees paid to third-party advertising sales agents, customer service costs incurred to acquire or retain users, and sales support functions. The Company expends significant amounts on sales and marketing, including national branding campaigns comprised of television, radio, outdoor and print advertising, sponsorships and a variety of other promotions. Due to the timing of these promotions, amounts expended can vary significantly from period-to-period. Advertising and promotion expense for the years ended June 30, 2002, 2001 and 2000 was $25.4 million, $40.3 million and $38.0 million, respectively. Marketing and advertising costs to promote products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and production expenses. Production costs are expensed the first time the advertisement is aired. Media and agency costs are expensed when the advertising runs.

        Product Development Costs—Product development costs include expenses for the development of new or improved technologies and products, including salaries and related expenses for the software engineering department, as well as costs for contracted services, facilities, and equipment. Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's Web sites are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over their estimated useful lives, generally three years or less.

        General and Administrative—General and administrative expenses include salaries, bonuses, employee benefits and expenses for executive, finance, legal, human resources and internal support personnel. In addition, general and administrative expenses include fees for professional services, non-income taxes, bad debt expense, and occupancy and other overhead-related costs. These costs are expensed as incurred.

        Stock-Based Compensation—The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," and Emerging Issues Task Force ("EITF") Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No. 44," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

        Litigation Contingencies—The Company is currently involved in certain legal proceedings (see Note 16). Liabilities related to pending litigation are recorded when an unfavorable outcome is probable and management can reasonably estimate the amount of loss. The Company has not recorded liabilities for certain pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, the Company continually assesses the potential liability related to all pending litigation.

        Comprehensive Income—SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the Company, comprehensive income consists of its reported net loss and the net unrealized gains or losses on short-term investments.

        Income Taxes—Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

        Net Loss Per Share—Net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding. Shares associated with stock options, warrants and convertible preferred stock are not included to the extent they are anti-dilutive.

        Source of Supplies—The Company's business substantially depends on the capacity, affordability, reliability and security of third-party telecommunications and data service providers. Only a small number of providers offer the network services the Company requires, and the majority of its telecommunications services are currently purchased from Level3 Communications LLC ("Level3"), ICG Telecom Group, and UUNET Technologies, Inc., a MCI WorldCom company ("UUNET"). A number of the Company's vendors have ceased operations or ceased offering the services that the Company requires, causing the need to switch vendors. In addition, several vendors are experiencing significant financial difficulties and have filed for bankruptcy, including WorldCom and ICG Telecom Group, and may be unable to perform satisfactorily or to continue to offer their services. Although management believes that alternate telecommunications providers could be found in a timely manner, any disruption of these services could have a material adverse effect on the Company's financial position, results of operations and cash flows.

        Segments—The Company operates in one principal business segment, a provider of Internet access services. Substantially all of the Company's operating results and identifiable assets are in the United States of America.

        Stock Split—In connection with the Merger completed on September 25, 2001, NetZero common stockholders received 0.2000 of a share of United Online common stock for each share of NetZero common stock they owned, and Juno common stockholders received 0.3570 of a share of United Online common stock for each share of Juno common stock they owned. All prior period share and per share amounts herein have been restated to account for the NetZero share conversion.

        Reclassifications—Certain prior year amounts have been reclassified to conform to the fiscal year 2002 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or later).

        In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. The Company will be required to implement SFAS No. 142 in the first quarter of fiscal year 2003, however the Company adopted the amortization provisions of SFAS No. 142 as required by SFAS No. 141 with respect to goodwill and intangible assets acquired in connection with the Merger. The Company does not believe that adoption of SFAS No. 142 will have a material effect on the financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company will apply the new accounting rule beginning July 1, 2002 and does not believe that adoption of SFAS No. 144 will have a material effect on the financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company plans to adopt SFAS No. 146 effective January 1, 2003 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

        In February 2002, the EITF issued EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This consensus requires companies to report certain consideration given by a vendor to a customer as a reduction in revenue. This was required to be adopted by the Company no later than the third quarter of fiscal 2002 and upon adoption, companies are required to retroactively reclassify such amounts in previously issued financial statements to comply with the income statement display requirements of the consensus. The Company adopted this consensus as required and there was no effect on previously reported revenues and expenses.

4.    ACQUISITIONS

AimTV, Inc.

        In December 1999, the Company acquired 100% of the outstanding capital stock and options of AimTV, Inc. ("AimTV") in a stock-for-stock transaction. AimTV has developed a patent-pending technology designed to enable advertisers to run broadcast-quality commercials over narrowband Internet connections. Pursuant to the terms of the agreement, the outstanding capital stock and options of AimTV were exchanged for approximately 195,000 shares of the Company's common stock and options to purchase common stock. The transaction has been accounted for under the purchase method and, accordingly, the results of operations of AimTV have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $23.7 million. The excess purchase price was comprised of approximately $14.3 million of goodwill and $9.4 million of identifiable intangible assets. During the year ended June 30, 2001, the Company identified indications of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets, related to the acquisition of AimTV (see Note 7).

Simpli.com, Inc.

        In August 2000, the Company acquired Simpli.com, Inc. ("Simpli") in a stock and cash transaction. Simpli is a targeted marketing infrastructure and search technology company. Pursuant to the terms of the agreement, the Company issued approximately 500,000 shares of common stock and paid $2.6 million in cash. The transaction was accounted for under the purchase method and, accordingly, the results of operations of Simpli have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $23.5 million. The excess purchase price was comprised of approximately $8.7 million of goodwill, $8.4 million of deferred stock-based charges and $6.4 million of identifiable intangible assets all of which were being amortized over periods ranging from two-to-three years.    During the year ended June 30, 2001, the Company identified indications of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets, related to the acquisition of Simpli (see Note 7).

        In April 2002, the Company sold the remaining assets related to the Simpli acquisition for a 9.9% equity interest in the acquiring company, which has been valued at $0.8 million. The sale of the Simpli assets resulted in a loss of $0.7 million.

RocketCash Corporation

        In September 2000, the Company acquired RocketCash Corporation ("RocketCash"), an online commerce company, in a stock-for-stock transaction. Pursuant to the terms of the agreement, the Company issued approximately 1.0 million shares of common stock and options to purchase common stock. The transaction was accounted for under the purchase method and, accordingly, the results of operations of RocketCash have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $30.2 million. The excess purchase price was comprised of approximately $18.1 million of goodwill, $9.0 million of identifiable intangible assets and $3.1 million of deferred stock-based charges all of which were being amortized over periods ranging from two-to-four years. During the year ended June 30, 2001, the Company identified indications of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets, related to the acquisition of RocketCash (see Note 7).

        In August 2001, the Company completed the sale of substantially all of the remaining assets related to the RocketCash acquisition. The transaction resulted in net cash proceeds to the Company of approximately $1.2 million and a gain on sale of approximately $1.0 million.

Freeinternet.com, Inc.

        In November 2000, the Company acquired certain assets of Freeinternet.com, Inc. ("Freei") for approximately $4.7 million. Assets acquired included the domain names "Freeinternet.com",

"Freeinet.com" and "Freei.net", certain proprietary rights, certain fixed assets, and the rights to market NetZero's service to Freei's users. The assets acquired have been included in the consolidated balance sheet of the Company at their fair market value since the date of acquisition and are being amortized generally over a two-year period. During the year ended June 30, 2001, the Company identified indications of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets, related to the acquisition of Freei (see Note 7).

Juno Online Services, Inc.

        On September 25, 2001, NetZero and Juno merged and became wholly-owned subsidiaries of United Online. The Merger was accounted for under the purchase method of accounting and NetZero was the acquiror for financial accounting purposes. The Merger was accounted for in accordance with SFAS No. 141. Juno is a leading provider of free and value-priced Internet access. The primary reasons for the Merger were to accelerate the Company's growth in pay subscribers, leverage NetZero's and Juno's operating and cost infrastructures to create a lower cost structure for providing Internet access and to create a more attractive base of users for advertising customers.

        Under the terms of the merger agreement, entered into on June 7, 2001, NetZero common stockholders received 0.2000 of a share of United Online common stock for each share of NetZero common stock they owned, and Juno common stockholders received 0.3570 of a share of United Online common stock for each share of Juno common stock they owned. The purchase price of approximately $89.2 million, including acquisition costs, was allocated to Juno's net assets based on their fair values. The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, was recorded as goodwill. The fair value of the United Online common stock issued was determined based on an average price per share of NetZero common stock on the dates surrounding the announcement of the execution of the merger agreement. The fair value of the Juno options assumed was determined based on the Black-Scholes option pricing model using a weighted average expected life of five years, 0% dividend, volatility of 120%, and a risk-free interest rate of 5%. The following table summarizes the purchase price (in thousands):

Fair value of common stock issued and options assumed	$81,266
Acquisition costs (see Note 5)	7,978

Total purchase price	$89,244

        The following table summarizes the net assets acquired in connection with the Merger (in thousands):

Asset Classification	Estimated Fair Value	Estimated Amortizable Life	Weighted Average Amortizable Life
Condensed Balance Sheet:
Cash	$34,672
Other current assets	7,626
Other assets	6,906

Total assets	49,204
Accounts payable and accrued liabilities	19,460
Other liabilities	11,240

Total liabilities	30,700

Net tangible assets acquired	18,504

Intangible assets:
Acquired customers	53,700	1-4 years	3.7 years
Software and technology	3,600	4-5 years	4.5 years
Patents and trademarks	2,300	5-7 years	6.0 years
Other	200	1 year	1 year

Total intangible assets acquired	59,800

Goodwill	10,940

Total net assets acquired	$89,244

        The weighted average amortizable life of all acquired intangible assets is 3.9 years. The goodwill is not deductible for tax purposes.

        The following summarized unaudited pro forma financial information assumes that the Merger and other acquisitions made during the years ended June 30, 2002 and 2001 had occurred at the beginning of the periods presented (in thousands, except per share amounts):

	Years ended June 30,
	2002	2001
	(unaudited)
Revenues	$195,423	$175,717
Net loss	$(49,553)	$(283,353)
Net loss per share	$(1.27)	$(7.44)

5.    ACQUISITION AND RESTRUCTURING COSTS

        In connection with the Merger, United Online incurred the following acquisition costs, which have been capitalized and included as part of the purchase price (in thousands):

Employee termination benefits	$3,844
Investment banking, accounting and legal fees	2,301
Early contract termination fees	1,833

Total	$7,978

        Immediately following the Merger, United Online reduced Juno's workforce by 49 employees and recorded employee termination benefit charges of $3.8 million. Of the 49 employees terminated, 35 were in general and administrative, 11 were in sales and marketing and the remaining 3 were in product development functions. Early contract termination fees relate to costs incurred to exit redundant contracts with no future benefits to the combined operations. At June 30, 2002, all employee termination benefits, investment banking, accounting and legal fees and contractual termination fees have been paid with no related liabilities remaining.

        During the year ended June 30, 2002, the Company recorded $4.2 million in restructuring costs, which consisted of $0.8 million in employee termination benefits, $0.5 million for early contractual termination fees and $2.9 million in lease exit related costs, which included a charge of approximately $1.4 million to write off leasehold improvements associated with the Company's former offices in New York and Rhode Island.

        In an effort to streamline its operations in response to changing market conditions, the Company reduced its workforce by approximately 101 employees during the year ended June 30, 2002. Of the 101 employees terminated, 43 were in sales and marketing, 26 were in general and administrative, 23 were in product development, 6 employees were at the Company's former RocketCash subsidiary, and 3 were in network operations. In addition, the Company closed its regional offices in San Francisco, California and Providence, Rhode Island and combined NetZero's and Juno's New York offices into one facility. As of June 30, 2002, all restructuring amounts have been paid with the exception of $0.6 million, which relates to contract termination fees and lease exit costs. The Company expects these to be fully paid by June 30, 2003.

6.    PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	June 30,
	2002	2001
Computer software and equipment	$36,905	$31,918
Furniture and fixtures	6,568	8,011
Assets under capital leases	16,056	15,406

Total	59,529	55,335
Less: accumulated depreciation, including accumulated capital lease amortization of $12,851 and $7,713 at June 30, 2002 and 2001, respectively	(43,029)	(26,458)

	$16,500	$28,877

        Depreciation expense for the years ended June 30, 2002 and 2001 were $18.3 million and $16.3 million, respectively. Assets under capital leases relate to computer software and equipment.

7.    INTANGIBLE ASSETS

        Intangible assets consist of the following (in thousands):

	June 30,
	2002	2001
Goodwill	$10,940	$—
Acquired customers	53,700	—
Acquired software and technology	3,600	—
Patents, trademarks and other	4,404	1,835

	72,644	1,835
Less: accumulated amortization	(14,525)	(369)

	$58,119	$1,466

        Intangible assets as of June 30, 2002 consist primarily of goodwill, acquired customers and acquired software and technology related to the Merger. The Merger was accounted for as purchase and is further described in Note 4. Amortization of intangible assets is provided for on the straight-line basis over the estimated useful lives of the assets, which range from one to seven years. Goodwill acquired in connection with the Merger is not being amortized in accordance with the provisions set forth in SFAS No. 142 (see Note 2).

        During the quarter ended March 31, 2001, the Company identified indications of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets related to the acquisitions of AimTV, Simpli, RocketCash and Freei. These acquisitions are further described in Note 4. Specific events and changes in circumstances that precipitated the impairment include the following:

  •
  A significant and sustained decline in advertising and commerce revenues generated by the Company's free Internet access service.

  •
  The Company's determination that advertising and commerce revenues for Internet-based companies were unlikely to recover in the near future or reach the levels initially projected.

  •
  The Company's assessment of the effectiveness and the resulting impact on operating results of certain acquired assets (AimTV, Simpli, RocketCash and Freei) following their integration into the Company's free Internet access service.

  •
  The loss of certain key customers and the renegotiation of certain existing advertising agreements.

  •
  The development of revised projections for the Company's free Internet access business, reflecting revised assumptions related to advertising and commerce revenues which prompted a shift in the Company's business model from a free Internet access model to a pay services Internet access model.

        Market and other indicators that suggested that an impairment charge might be required include:

  •
  Reduced levels of venture capital funding activity for Internet-based consumer businesses, which have historically represented a significant concentration of the Company's advertising and commerce customers.

  •
  Significant declines in the fair market value for the Company's common stock.

  •
  Significant declines in market value for other Internet-related businesses.

        Asset impairment tests were performed at the lowest level for which there were identifiable cash flows. The tests were performed by comparing the expected undiscounted cash flows over the estimated useful lives of the assets, plus a terminal value for future cash flows, to the carrying amount of the long-lived assets resulting from purchase business combinations. Based on the results of these tests, it was determined that goodwill and other identifiable intangible assets initially recorded in connection with the acquisitions of AimTV, Simpli, RocketCash and Freei were impaired.

        Impairment related to the AimTV, Simpli, and Freei goodwill and identifiable intangible assets was measured based on revised enterprise-level cash flow projections for the Company. Significant assumptions related to the cash flow projections utilized to assess impairment included the following:

  •
  The Company's intention to implement a revised business strategy focused on attracting and monetizing pay customers. As a result, the number of active free customers acquired by the Company would be significantly less than previous projections.

  •
  The Company's intention to continue to limit the amount of Internet access time per month available to free users.

  •
  The Company's intention to focus its operating and financial resources on acquiring billable users and no longer expend significant resources promoting and enhancing its free Internet access service.

  •
  The average advertising and commerce revenue per free user would not, in the foreseeable future, return to historic levels or to levels reflected in previous projections as a result of the change in the Company's business model and continued weakness in online advertising.

        Impairment related to RocketCash was determined based on the fact that the Company intended to discontinue the operations of this business. Accordingly, discrete cash flow projections related to this asset were not prepared.

        The Company determined the fair value of the impaired assets using the discounted cash flow method and considered data provided by the market comparison method to verify the results of the discounted cash flow method. The results of the market comparison method served, in general, as supporting evidence for the conclusions derived from the discounted cash flow analysis, which indicated a substantial decrease in the fair value of goodwill and other identifiable intangible assets associated with the Company's free Internet access service. The market data indicated a substantial and sustained decrease in market valuations for publicly-traded Internet-related companies. Market data related to private company transactions indicated a substantial decrease in both the average transaction price and the number of transactions completed. Further, market data indicated an increase in the number of Internet companies that had recently ceased operations. In aggregate, the market data demonstrated substantially decreased valuations and liquidity and increased risk associated with Internet companies and related technologies.

        An impairment of goodwill and intangible assets totaling $48.6 million was recorded during the year ended June 30, 2001, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. The impairment consisted of $33.5 million for goodwill and $15.1 million for other acquired intangible assets. No impairment of goodwill or other acquired intangible assets was recorded during the year ended June 30, 2002.

8.    ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	June 30,
	2002	2001
Accrued payroll, bonuses and related expenses	$6,950	$4,168
Subscriber referral liabilities	3,557	—
Other accrued liabilities	705	1,988

	$11,212	$6,156

9.    NOTES PAYABLE

        Notes payable as of June 30, 2002 and 2001 consist of the following (in thousands):

	June 30,
	2002	2001
Note payable to vendor, quarterly payments of $198, including interest at 15.3% through March 2002, uncollateralized	$—	$551
Note payable to financing company, monthly payments of $108, including interest at 13.7% through August 2002, collateralized by certain property and equipment	—	1,592

Total debt	—	2,143
Less: current portion	—	(1,710)

Total long-term debt	$—	$433

        During the year ended June 30, 2002, the Company repaid all of its notes payable obligations. The weighted average interest rate associated with notes payable was 14% for the years ended June 30, 2002 and 2001.

10.  RELATED PARTY TRANSACTIONS

        In February 2002, the Company's Board of Directors authorized loans to five officers for a total of $700,000, which was used to exercise 381,000 stock options. The principal balance of the notes accrues interest at annual rates ranging from prime plus 1% to prime plus 2%, which is payable at the end of each calendar quarter. The principal balance of the notes becomes due in full on February 5, 2007. Additionally, the entire principal balance and any accrued interest become due and payable 90 days following the termination of employment with the Company. The notes, which are classified as a component of stockholders' equity, are full recourse obligations and are secured by the underlying shares. As of June 30, 2002, the principal and accrued interest outstanding related to these loans was $710,000.

        During the year ended June 30, 1999, the Company loaned two officers a total of $1,029,000, which was used to exercise approximately 1,497,000 stock options. The notes bear interest at 4.83% and 5.28% per annum, respectively, and are due on March 20, 2004 and April 16, 2004, respectively, unless paid earlier. The notes, which are classified as a component of stockholders' equity, are full recourse to the officers and are collateralized by the shares of common stock issued upon exercise. As of June 30, 2002, the principal and accrued interest outstanding related to these loans was $865,000.

        During the year ended June 30, 2002, the Company purchased marketing services totaling less than $60,000 from Patriot Communications. A director of the Company is Chairman and Chief Executive Officer of Patriot Communications.

        During the years ended June 30, 2001 and 2000, an entity which is a shareholder of the Company and certain of its affiliates purchased $1.3 million and $4.5 million, respectively, in banner advertisements, of which approximately $0.4 million was included in accounts receivable at June 30, 2001.

11.  CAPITALIZATION

NetZero and Juno Merger

        On September 25, 2001, each share of NetZero common stock issued and outstanding was converted into 0.2000 of a share of United Online common stock, and each share of Juno common stock issued and outstanding was converted into 0.3570 of a share of United Online common stock. Additionally, each outstanding stock option of NetZero and Juno was converted into an option to purchase that number of United Online shares of common stock equal to the product of 0.2000 and 0.3570, respectively, multiplied by the number of shares of common stock underlying the option. Given that NetZero is the Company's predecessor for financial reporting purposes, all prior period NetZero numbers of shares and per share price amounts herein have been restated to account for the NetZero conversion ratio.

Initial Public Offering and Private Placement

        In April 2000, NetZero, as predecessor to the Company, completed a private placement of 2.3 million shares of common stock and realized proceeds of approximately $144 million.

        On September 23, 1999, NetZero, as predecessor to the Company, completed an initial public offering in which NetZero sold 2.3 million shares of its common stock, including 0.3 million shares in connection with the exercise of the underwriters' over-allotment option, at $80 per share. The proceeds to NetZero from the offering, after deducting offering expenses, including underwriting discounts and commissions, were $169.3 million. Upon the closing of the offering, all issued and outstanding shares of NetZero's redeemable convertible preferred stock and convertible preferred stock were converted into an aggregate of 3.8 million and 9.0 million shares of common stock, respectively.

Stockholders' Rights Plan

        On November 15, 2001, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock. The dividend was paid on November 26, 2001 to the stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one unit consisting of one one-thousandth of a share of its Series A junior participating preferred stock, at a price of $25 per unit. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer which results in a person owning 15% or more of the Company's common stock. The Company generally will be entitled to redeem the rights at $0.001 per right at any time until 10 days after a public announcement that a 15% position in the Company's common stock has been acquired or that a tender or exchange offer which would result in a person owning 15% or more of the Company's common stock has commenced. The rights expire on November 26, 2011.

Preferred Stock

        The Company has 5.0 million shares of preferred stock authorized with a par value of $0.0001, of which 300,000 shares are designated as Series A junior participating preferred stock. As of June 30, 2002, the Company had no shares issued and outstanding.

Common Stock Subject to Repurchase

        At June 30, 2002, 2001 and 2000 there were 482,000, 1,784,000 and 2,224,000 shares of common stock that were subject to repurchase, of which —, 879,000 and 844,000 shares, respectively, related to unvested shares under restricted stock agreements and 482,000, 905,000 and 1,380,000 shares, respectively, related to unvested stock options exercised.

Common Stock Repurchase Program

        On May 26, 2001, the Company's Board of Directors authorized a common stock repurchase program that allowed the Company to repurchase, from time-to-time, up to $10 million of common stock over a one-year period. On July 11, 2002, the Board of Directors extended the share repurchase plan through May 31, 2003, and increased the aggregate plan limit to $33.5 million. Under the amended repurchase plan, the Company may repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. During the year ended June 30, 2002, the Company repurchased approximately 1.0 million shares at an aggregate cost of approximately $3.6 million under the repurchase program.

12.  NET LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net loss per share for the years ended June 30, 2002, 2001 and 2000 (in thousands, except per share amounts):

	Year Ended June 30,
	2002	2001	2000
Numerator:
Net loss	$(47,810)	$(205,756)	$(91,286)

Denominator:
Weighted average common shares	36,567	24,748	17,589
Adjustment for weighted-average common shares subject to repurchase	(1,028)	(2,007)	(2,764)

Adjusted weighted average common shares	35,539	22,741	14,825

Basic and diluted net loss per share	$(1.35)	$(9.05)	$(6.16)

        The diluted per share computations exclude convertible preferred stock, unvested common stock, warrants and options which are antidilutive. The number of shares excluded from the net loss per share calculation, after application of the treasury stock method for dilutive options, for the years ended June 30, 2002, 2001 and 2000 were 3.6 million, 4.8 million and 4.1 million, respectively.

13.  EMPLOYEE BENEFIT PLANS

        The Company has a savings plan (the "Savings Plan") that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 15%) of their eligible pretax earnings up to the Internal Revenue Service annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Plan. The Company is not required to contribute to the Savings Plan and has made no contributions since the inception of the Savings Plan.

14.  PROVISION FOR INCOME TAXES

        As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the Company's deferred tax assets and related valuation allowances at June 30, 2002 and 2001 are as follows (in thousands):

	June 30,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$110,482	$87,106
Equity compensation	6,532	5,388
Other	13,822	6,060

	130,836	98,554
Less: valuation allowance	(110,360)	(98,554)

Net deferred tax asset	20,476	—

Deferred tax liabilities:
Amortization of acquired intangible assets	(20,476)	—

Deferred tax liabilities	(20,476)	—

Net deferred taxes	$—	$—

        Based on management's assessment, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize net operating loss carryforwards and other deferred tax benefits. The valuation allowance for net deferred taxes increased by $11.8 million during the year ended June 30, 2002. The increase was the result of additional net losses, including net operating losses of Juno prior to the Merger, and net changes in temporary timing differences.

        At June 30, 2002, the Company had net operating losses for federal and state income tax purposes of approximately $266 million and $230 million, respectively, which begin to expire in 2019 and 2006, respectively. The net operating losses can be carried forward to offset future taxable income. The above carryforwards have been adjusted to reflect utilization limitations under Section 382 of the Internal Revenue Code (the "Code") resulting from the Merger. In addition, utilization of the above carryforwards is subject to annual usage limitations as determined under Section 382 of the Code. In September 2002, the State of California suspended the use of net operating loss carryforwards for a period of two years. Net operating loss limitations under Section 382 of the Code and carry forward suspension under California state tax law may significantly impact the timing and amount of future income tax obligations, if any.

15.  STOCK OPTIONS AND STOCK ISSUANCE PLANS

        In connection with the Merger, each outstanding stock option of NetZero and Juno was converted into an option to purchase that number of United Online common stock shares equal to the product of 0.2000 and 0.3570, respectively, multiplied by the number of shares of common stock underlying the option. As a result, all stock option share amounts and price per share amounts for prior periods provided herein have been restated to account for the conversion.

Option Plans

        In September 2001, the Board of Directors adopted the United Online, Inc. 2001 Stock Incentive Plan (the "2001 SIP"). The 2001 SIP is a shareholder-approved plan under which nonstatutory and incentive stock options, as well as direct stock issuances, may be granted to employees, officers, directors and consultants of the Company. An aggregate of 9.5 million shares have been reserved under the 2001 SIP, of which 380,000 shares were available for future grant at June 30, 2002, and 7.8 million options were outstanding at June 30, 2002.

        In September 2001, the Board of Directors also adopted the United Online, Inc. 2001 Supplemental Stock Incentive Plan (the "2001 SSIP" and, together with the 2001 SIP, the "Plans"). The 2001 SSIP is a non-shareholder approved plan under which nonstatutory stock option grants or direct stock issuances may be made to employees of the Company (or any parent or subsidiary corporation) who are neither officers, nor Board members at the time of the option grant or direct issuance. The 2001 SSIP, in general, provides for the issuance of stock and stock options at the fair market value per share of common stock on the option grant date. An aggregate of 2.4 million shares have been reserved under the Plans, of which 34,000 shares were available for future grant at June 30, 2002, and 2.3 million options were outstanding at June 30, 2002.

        Options granted to employees under the Plans generally vest 25% after one year of service, and ratably over 36 months thereafter. Options granted to directors typically vest over a three year period, either monthly or annually. Certain grants are immediately exercisable for unvested shares of common stock, with the unvested portion of the shares remaining subject to repurchase by the Company at the exercise price until the vesting period is complete. The Company had 482,000 unvested shares of common stock issued and outstanding under the Plans at June 30, 2002, which were subject to repurchase by the Company at a weighted average exercise price of $1.68.

        The following table summarizes activity under the Plans during the three years ended June 30, 2002 (in thousands, except per share amounts:

	Number of Shares	Price Per Share	Weighted Average Exercise Price
Options outstanding at June 30, 1999	700	$0.15 - $16.65	$3.45
Granted	1,461	5.15 - 177.81	82.00
Exercised	(135)	0.15 - 16.65	2.45
Canceled	(312)	0.15 - 172.50	38.20

Options outstanding at June 30, 2000	1,714	0.15 - 177.81	64.60
Assumed in connection with acquisitions	43	0.05 - 3.50	2.50
Granted	2,478	2.50 - 39.70	11.90
Exercised	(51)	0.15 - 4.35	1.70
Canceled	(1,120)	1.50 - 172.50	62.35
Expired	(58)	0.50 - 172.50	56.85

Options outstanding at June 30, 2001	3,006	0.05 - 177.81	22.30
Assumed in connection with acquisition	3,208	1.26 - 126.05	18.69
Granted	6,394	1.84 - 12.02	3.82
Exercised	(1,093)	0.50 - 7.56	3.39
Canceled	(1,071)	0.05 - 172.50	14.30
Expired	(299)	0.05 - 172.50	30.71

Options outstanding at June 30, 2002	10,145	$0.17 - $177.81	$11.74

        Options granted during the year ended June 30, 2002 did not result in any deferred stock-based charges. Options granted and restricted stock issued (excluding restricted stock issued in connection with acquisitions) during the years ended June 30, 2001 and 2000 resulted in total deferred stock-based charges of $7.8 million and $2.8 million, respectively, which were included in deferred stock-based charges in stockholders' equity. Deferred stock-based charges are amortized over the service period. During the years ended June 30, 2002, 2001 and 2000, compensation expense included in stock-based charges in the statement of operations amounted to $3.4 million, $8.5 million and $5.3 million, respectively. Annual amortization of deferred stock-based charges for options and restricted shares outstanding as of June 30, 2002 is anticipated to be approximately $0.1 million for the year ended June 30, 2003.

        Additional information with respect to the outstanding options as of June 30, 2002 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable		Options Exercised Subject to Repurchase
Prices	Number of Shares	Weighted Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Repurchase Price
$0.17 to 1.84	3,940	9.2	$1.83	1,935	$1.81	482	$1.68
1.90 to 6.41	2,308	8.2	4.76	803	4.79	—	—
6.88 to 10.16	1,893	9.8	8.61	1,223	8.63	—	—
10.58 to 37.50	1,216	6.2	23.35	872	24.99	—	—
39.69 to 177.81	788	6.3	71.13	532	69.45	—	—

$0.17 to 177.81	10,145			5,365		482

        The number of option shares exercisable as of June 30, 2001 was 613,000 with a weighted average exercise price of $22.30. The number of option shares exercisable as of June 30, 2000 was 495,000 with a weighted average exercise price of $25.05.

        The Company calculated the minimum fair value of each option grant on the date of the grant using the minimum value option-pricing model as prescribed by SFAS No. 123 through September 23, 1999. The fair value of the options granted subsequent to September 23, 1999 has been estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Year Ended June 30,
	2002	2001	2000
Risk-free interest rate	4%	5%	6%
Expected lives (in years)	5	5	5
Dividend yield	0%	0%	0%
Volatility	110%	120%	85%

        Had compensation expense been recognized based on the fair value at the date of grant for options granted in 2002, 2001 and 2000, the pro forma amounts of the Company's net loss and net loss per share for the years ended June 30, 2002, 2001 and 2000 would have been as follows (in thousands, except per share amounts):

	As Reported	Pro Forma
Year ended June 30, 2002:
Net loss	$(47,810)	$(75,695)
Basic and diluted net loss per share	(1.35)	(2.13)
Year ended June 30, 2001:
Net loss	$(205,756)	$(249,129)
Basic and diluted net loss per share	(9.05)	(10.96)
Year ended June 30, 2000:
Net loss	$(91,286)	$(105,365)
Basic and diluted net loss per share	(6.16)	(7.11)

        The weighted average grant-date fair value of options granted was $3.08, $10.05 and $53.15 per share for the years ended June 30, 2002, 2001, and 2000, respectively.

Acceleration of Stock Options and Restricted Stock Awards

        In July 2000, certain employees and officers were granted restricted stock awards totaling approximately 300,000 shares of common stock. The shares of common stock subject to such awards vested ratably over twelve quarterly installments beginning in August 2000. In connection with the award, the Company recorded deferred stock-based charges of approximately $7.8 million. In October 2001, the Board of Directors authorized that the remaining unvested restricted stock awards immediately become fully vested. As a result, approximately 165,000 shares of restricted common stock became vested, and the remaining balance of $1.5 million in deferred stock-based charges was expensed.

        In March 2002, the Board of Directors authorized the acceleration of approximately 525,000 previously unvested stock options and restricted stock awards for six employees, including four officers. In connection with this acceleration, the Company recorded a stock-based charge of $1.3 million.

        In April 2002, approximately 49,000 shares of restricted common stock became vested in connection with the sale of Simpli (see Note 5). In connection with this acceleration, the Company recorded a stock-based charge of $0.6 million.

Employee Stock Purchase Plan

        The Company has a 2001 Employee Stock Purchase Plan ("ESPP"), which expires in the year 2011, and under which an aggregate of 1.35 million shares of the Company's common stock have been authorized and reserved for issuance. Under the ESPP, each eligible employee may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock on two "purchase dates" each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee's entry date into the two-year offering period in which the purchase date occurs or (ii) the closing selling price per share on the purchase date. Each offering period has a twenty-four month duration and purchase intervals of six months.

        During the years ended June 30, 2002 and 2001, approximately 239,000 and 98,000 shares were purchased under the Company's ESPP at weighted average purchase prices of $2.16 and $4.40 per share, respectively. At June 30, 2002, there were approximately 1.16 million shares available for future issuance. The weighted average fair value of ESPP shares purchased during the years ended June 30, 2002 and 2001 were $1.23 and $12.30 per share, respectively.

16.  COMMITMENTS AND CONTINGENCIES

Capital Leases

        The Company has entered into certain noncancelable lease obligations for computer and office equipment. The future minimum lease payments are discounted using varying interest rates over the two- to five-year lease terms.

        Future minimum lease payments as of June 30, 2002 under non-cancelable capital leases are as follows (in thousands):

Fiscal year ended June 30, 2003	$3,311

Total minimum obligations	3,311
Less: amounts representing interest	(106)

Present value of minimum obligations	3,205
Less: current portion	(3,205)

Non-current portion	$—

Operating Leases

        The Company leases its facilities and certain network equipment under noncancelable operating leases expiring at various periods through 2010. The leases generally contain annual escalation provisions as well as renewal options. The Company must maintain letters of credit with financial institutions as security deposits in accordance with certain facility lease agreements. The letters of credit, which remain in effect until various dates through June 2003, are collateralized by certificates of deposit that are classified as restricted cash at June 30, 2002.

        Future minimum lease payments under operating leases are as follows (in thousands):

Year ended June 30,
2003	$3,275
2004	2,129
2005	1,991
2006	1,823
2007	1,596
Thereafter	2,698

Total	$13,512

        Total rental expense for operating leases was $4.0 million, $3.5 million and $1.9 million for the years ended June 30, 2002, 2001 and 2000, respectively.

Other Commitments

        Under the terms of several multi-year telecommunications services agreements with various service providers, the Company is currently contractually committed to purchase approximately $19.3 million, $10.4 million and $4.8 million in telecommunications services for the fiscal years ended June 30, 2003, 2004 and 2005, respectively. Under the terms of a marketing agreement, the Company is currently contractually committed to purchase $2.5 million and $3.5 million in advertising for the fiscal years ended June 30, 2003 and 2004, respectively.

Litigation

        On April 26, 2001, a complaint was filed in the United States District Court for the Southern District of New York against NetZero, certain of its officers and directors and the investment firms Goldman Sachs, BancBoston Robertson Stephens and Salomon Smith Barney. The complaint alleges violations of the federal securities laws. A number of other complaints brought by different plaintiffs have since been filed and/or served against NetZero containing similar allegations. These complaints were brought as purported stockholder class actions under Sections 11 and 15 of the Securities Act of 1933, as amended. The complaints generally allege that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters of NetZero's initial public offering had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with initial public offering; and (ii) the underwriters had entered into agreements with customers whereby they agreed to allocate NetZero shares to those customers in the initial public offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. The complaints against NetZero have been consolidated with similar complaints filed against other companies and investment firms. The defendants in the consolidated cases, including NetZero, have moved to dismiss the plaintiffs' complaints.

        On May 17, 2001, a complaint was filed against Juno Online Services in the Supreme Court of the State of New York, County of New York. The complaint alleges unjust enrichment, deceptive acts and practices, a violation of Arizona Consumer Fraud Act section 44-1522 and breach of contract. Specifically, the complaint alleges that Juno was unjustly enriched and deceived consumers by: (a) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (b) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. The Plaintiff seeks class certification and unspecified compensatory damages. Juno's motion to dismiss the complaint for failure to state a claim has been argued and is pending before the court.

        On August 21, 2001, Juno commenced an adversarial proceeding against Smart World Technologies, LLC, or "Freewwweb," a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. In this action, Juno is seeking a declaratory judgment as well as monetary damages against Freewwweb. On or about June 29, 2000, Juno entered into a subscriber referral agreement with Freewwweb, under which Juno is obligated to pay certain amounts based on the number of "Qualified Referred Subscribers" generated by referral activities specified in the agreement. A new Juno subscriber referred to Juno by Freewwweb is a Qualified Referred Subscriber if he or she met certain qualification criteria defined in the subscriber referral agreement. Under the terms of this agreement, Juno has the right to settle a portion of the liabilities incurred in connection with acquiring the Qualified Referred Subscribers through the issuance of shares of its common stock. Freewwweb has filed a claim against Juno asserting that Juno is obligated to pay Freewwweb an amount in excess of $80 million under the terms of its subscriber referral agreement with Juno. Juno has requested that the court rule on this issue, and is seeking unspecified monetary damages against Freewwweb. In connection with the Freewwweb bankruptcy proceeding, Worldcom provided telecommunications services to Freewwweb. Juno is required to pay Worldcom certain amounts owing for such services, although Juno and Worldcom are in disagreement as to the amounts owing, with Worldcom claiming in excess of $1 million and Juno claiming less than $300,000. At June 30, 2002, the Company had liabilities recorded of approximately $4.8 million as an estimate of the amounts for which the Company believes the claims will be resolved. The Company cannot assure that the outcome of the litigation will be positive or that the Company will not be required to pay Freewwweb an amount in excess of the amount currently reserved.

        On November 15, 2001, Activeworlds Corp. filed a complaint against Juno, NetZero and United Online in the Supreme Court for the State of New York, alleging breach of contract, fraud and unjust enrichment arising out of a August 25, 2000 agreement between the parties for advertising, distribution and other services. Specifically, the complaint alleges that Juno failed to advise it of a planned change in Juno's business policy that had an adverse impact on the value of the agreement. Activeworlds Corp. is seeking damages in excess of $500,000, plus punitive damages and other relief. Juno has filed its answer denying the remaining allegations of the complaint and asserting certain affirmative defenses.

        On January 8, 2002, a nationwide class action complaint was filed against United Online, NetZero and Juno Online Services in Superior Court for the State of California. The complaint alleges unlawful, unfair or deceptive business practices in violation of the Consumer Legal Remedies Act. The complaint alleges that the Company used marketing and promotional materials to mislead or deceive the alleged class members regarding their pay Internet services. The Plaintiffs filed a Notice of Violation of the Consumers Legal Remedies Act and are seeking injunctive relief, restitution, disgorgement of profits, the establishment of a constructive trust and attorneys' fees. The Company filed a demurrer to the complaint, which the court granted in part and denied in part. The plaintiffs filed an amended complaint on August 23, 2002, naming only United Online and NetZero as defendants. The Company's response to the amended complaint is due on September 30, 2002.

        On September 11, 2002 plaintiff Sprint filed a lawsuit against Juno for amounts allegedly due pursuant to claims for tariff enforcement, breach of contract, quantum meruit and unjust enrichment arising from a 1997 agreement between the parties for the provision of certain dial-up access and other services in the District Court of Johnson Country, Kansas, Case No. 02 LA 08568. The plaintiff is seeking damages of $550,000 plus costs. The Company is preparing an answer denying the material allegations of the complaint and asserting certain affirmative defenses.

        The above pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company believes the outcome of the above outstanding legal proceedings, claims and litigation will not have a material adverse effect on its business, financial position, results of operations or cash flows, the results of litigation are inherently uncertain. The Company is currently unable to estimate the range of possible loss, if any, for the pending lawsuits noted above, other than the lawsuit with Freewwweb. As a result, no amounts for the above matters, other than the Freewwweb matter, have been provided for in the accompanying consolidated financial statements.

        The Company is subject to various other legal proceeding and claims, which arise in the ordinary course of business. The Company believes the amount, and ultimate liability, if any, with respect to these actions will not materially affect its financial position, results of operations or cash flows. The Company cannot assure, however, that such actions will not be material or adversely affect its financial position, results of operations or cash flows.

17.  SUBSEQUENT EVENT (UNAUDITED)

        On September 17, 2002, the Company entered into an asset purchase agreement to acquire certain assets of BlueLight.com's value-priced Internet access and email service. BlueLight.com is a wholly owned subsidiary of Kmart Corporation. The purchase of the assets is subject to a competitive bidding process. It is anticipated that an auction will be held on October 7, 2002. The closing of the transaction is also subject to a number of conditions, including approval of the transaction by the bankruptcy court. There is no assurance that United Online will be the successful bidder, that the sale will be approved by the bankruptcy court or that other conditions to closing will be satisfied.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,
	(in thousands, except for per share amounts)
Fiscal 2002
Net revenues	$54,449	$50,911	$48,047	$14,108
Loss from operations	(3,723)	(8,394)	(17,328)	(24,501)
Net loss	(2,679)	(7,254)	(15,742)	(22,135)
Basic and diluted net loss per share	(0.07)	(0.19)	(0.41)	(0.89)
Fiscal 2001
Net revenues	$11,972	$12,770	$16,009	$16,466
Loss from operations	(43,085)	(93,384)	(46,239)	(32,379)
Net loss	(42,148)	(91,388)	(43,355)	(28,865)
Basic and diluted net loss per share	(1.80)	(3.95)	(1.90)	(1.35)
Fiscal 2000
Net revenues	$18,686	$16,858	$12,242	$7,720
Loss from operations	(29,971)	(26,624)	(26,513)	(14,991)
Net loss	(26,923)	(24,860)	(24,576)	(14,927)
Basic and diluted net loss per share	(1.30)	(1.35)	(1.35)	(5.20)

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of United Online, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated September 16, 2002 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule included on page F-34 of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Century City, California
September 16, 2002

UNITED ONLINE, INC.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

		Additions
Allowance for doubtful accounts	Balance at Beginning Of Period	Charged to Costs and Expenses	Write-offs Net of Recoveries		Balance at End of Period
Year ended June 30, 2002	$354	$98	$119	(a)	$333
Year ended June 30, 2001	1,651	1,120	2,417	(a)	354
Year ended June 30, 2000	160	1,834	343	(a)	1,651
Valuation allowance for deferred tax assets
Year ended June 30, 2002	$98,554	$11,806	$—		$110,360
Year ended June 30, 2001	38,043	60,511	—		98,554
Year ended June 30, 2000	5,993	32,050	—		38,043

(a)
Represents specific amounts written off that were considered to be uncollectible.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 2002.

UNITED ONLINE, INC.

By:	/s/ MARK R. GOLDSTON Mark R. Goldston Chairman, Chief Executive Officer and President

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Mark R. Goldston, Frederic A. Randall, Jr. and Charles S. Hilliard, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on September 27, 2002.

Signature	Title	Date

/s/ MARK R. GOLDSTON Mark R. Goldston	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer and Director)	September 27, 2002
/s/ CHARLES S. HILLIARD Charles S. Hilliard	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	September 27, 2002
/s/ NEIL P. EDWARDS Neil P. Edwards	Senior Vice President, Finance, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	September 27, 2002
/s/ JAMES T. ARMSTRONG James T. Armstrong	Director	September 27, 2002
/s/ ROBERT BERGLASS Robert Berglass	Director	September 27, 2002
/s/ JENNIFER S. FONSTAD Jennifer S. Fonstad	Director	September 27, 2002
/s/ DENNIS HOLT Dennis Holt	Director	September 27, 2002
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	September 27, 2002

S-1

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Mark R. Goldston, Chairman, Chief Executive Officer and President of United Online, Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K of United Online, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 27, 2002

/s/ MARK R. GOLDSTON Mark R. Goldston Chairman, Chief Executive Officer and President (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Charles S. Hilliard, Executive Vice President, Finance and Chief Financial Officer, of United Online, Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K of United Online, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 27, 2002

/s/ CHARLES S. HILLIARD Charles S. Hilliard Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

C-1

Exhibit Index

3.1	*	Amended and Restated Certificate of Incorporation
3.2	*	Amended and Restated Bylaws
3.3	**	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below).
4.1	**	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B
10.1	+	Amended and Restated Registration Rights Agreement
10.2	+	Lease Agreement between Westlake Gardens and Registrant
10.3	+	2001 Employee Stock Purchase Plan
10.4	+	2001 Stock Incentive Plan
10.5	+	2001 Supplemental Stock Incentive Plan
10.6	+	Employment Agreement between the Registrant and Mark R. Goldston
10.7	+	Amendment to Employment Agreement between the Registrant and Mark R. Goldston
10.8	+	Stock Pledge Agreement between Registrant and Mark R. Goldston
10.9	+	Note Secured by Stock Pledge Agreement made by Mark R. Goldston in favor of Registrant
10.10	+	Employment Agreement between the Registrant and Charles S. Hilliard
10.11	+	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard
10.12	+	Stock Pledge Agreement between Registrant and Charles S. Hilliard
10.13	+	Note Secured by Stock Pledge Agreement made by Charles S. Hilliard in favor of Registrant
10.14	+	Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.15	+	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.16	+	Employment Agreement between the Registrant and Brian Woods
10.17	+	Amendment to Employment Agreement between the Registrant and Brian Woods
10.18	++	Form of Note Secured by Stock Pledge Agreement made by certain officers of the Company in favor of Registrant
10.19	++	Form of Stock Pledge Agreement between Registrant and certain officers of the Company
10.20	++	Form of Restricted Stock Purchase Agreement between Registrant and certain officers of the Company
21.1		List of Subsidiaries
23.1		Consent of Independent Accountants
99.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

INDEX TO FORM 10–K
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDING
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Dividends
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
United Online, Inc. Unaudited Pro Forma Statement of Operations Year Ended June 30, 2002 (in thousands)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
PART IV
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND CURRENT REPORTS ON FORM 8-K
UNITED ONLINE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
UNITED ONLINE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
UNITED ONLINE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (in thousands, except per share amounts)
UNITED ONLINE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
UNITED ONLINE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
UNITED ONLINE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED ONLINE, INC. Schedule II—Valuation and Qualifying Accounts (in thousands)
SIGNATURES
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION
Exhibit Index