Form 10-Q
period 2002-09-30
UNITED ONLINE INC
filed 2002-11-08
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                              to

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

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 40,993,358 shares of the registrant's common stock outstanding as of October 31, 2002.

        In this document, "United Online," the "Company," "we," "us" and "our" collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2002	June 30, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,648	$41,543
Short-term investments	98,903	97,812
Restricted cash	1,342	5,880
Accounts receivable, net of allowance for doubtful accounts of $333 at September 30, 2002 and June 30, 2002	8,498	7,977
Other current assets	7,098	3,577

Total current assets	162,489	156,789
Property and equipment, net	13,645	16,500
Restricted cash	—	305
Intangible assets, net	53,434	58,119
Other assets	1,667	1,880

Total assets	$231,235	$233,593

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,624	$21,575
Accrued liabilities	11,065	11,212
Deferred revenue	18,350	18,815
Capital leases	2,017	3,205

Total current liabilities	50,056	54,807
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock	4	4
Additional paid-in capital	538,615	539,626
Notes receivable from stockholders	(1,567)	(1,575)
Deferred stock-based charges	(71)	(107)
Accumulated other comprehensive income	2,850	1,015
Accumulated deficit	(358,652)	(360,177)

Total stockholders' equity	181,179	178,786

Total liabilities and stockholders' equity	$231,235	$233,593

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2002	2001
Revenues:
Billable services	$51,194	$7,663
Advertising and commerce	6,874	6,445

Total revenues	58,068	14,108

Operating expenses:
Cost of billable services (including stock-based charges of $2 and $15 for the three months ended September 30, 2002 and 2001, respectively)	20,700	8,277
Cost of free services (including stock-based charges of $— and $33 for the three months ended September 30, 2002 and 2001, respectively)	3,736	13,256
Sales and marketing (including stock-based charges of $7 and stock-based benefit of $392 for the three months ended September 30, 2002 and 2001, respectively)	16,667	3,939
Product development (including stock-based charges of $2 and $324 for the three months ended September 30, 2002 and 2001, respectively)	5,921	4,663
General and administrative (including stock-based charges of $25 and $1,061 for the three months ended September 30, 2002 and 2001, respectively)	5,653	8,013
Amortization of intangible assets	4,685	101
Restructuring charges	—	360

Total operating expenses	57,362	38,609

Income (loss) from operations	706	(24,501)
Interest income, net	988	1,358
Other income, net	—	1,007

Income (loss) before income taxes	1,694	(22,136)
Provision for income taxes	169	—

Net income (loss)	$1,525	$(22,136)

Unrealized gain on short-term investments, net of tax	1,835	108

Comprehensive income (loss)	$3,360	$(22,028)

Net income (loss) per share—basic	$0.04	$(0.89)

Net income (loss) loss per share—diluted	$0.03	$(0.89)

Shares used to calculate basic net income (loss) per share	40,181	24,740

Shares used to calculate diluted net income (loss) per share	43,687	24,740

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,525	$(22,136)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	8,017	4,387
Stock-based charges	36	1,041
Other	279	(1,209)
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Restricted cash	4,843	10,951
Accounts receivable	(521)	3,374
Other assets	(2,308)	685
Accounts payable and accrued liabilities	(3,254)	(8,061)
Deferred revenue	(465)	(10)

Net cash provided by (used for) operating activities	8,152	(10,978)

Cash flows from investing activities:
Purchases of property and equipment	(477)	(171)
Purchases of patent rights	—	(11)
Purchases of short-term investments	(19,243)	(14,200)
Proceeds from maturities of short-term investments	19,945	16,418
Proceeds from sales of assets, net	—	1,190
Cash paid for acquisitions, net of cash acquired	(1,000)	32,307

Net cash provided by (used for) investing activities	(775)	35,533

Cash flows from financing activities:
Payments on capital leases	(1,188)	(1,259)
Payments on notes payable	—	(448)
Repayment of notes receivable from stockholders	28	—
Proceeds from exercise of stock options	1,053	—
Repurchases of common stock and option shares exercised	(2,165)	(259)

Net cash used for financing activities	(2,272)	(1,966)

Change in cash and cash equivalents	5,105	22,589
Cash and cash equivalents, beginning of period	41,543	60,087

Cash and cash equivalents, end of period	$46,648	$82,676

Supplemental disclosure of non cash investing and financing activities:
Issuance of common stock and options assumed for acquisitions	$—	$81,266

The accompanying notes are an integral part of these
unaudited consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business.

        United Online, Inc. ("United Online" or the "Company") is a leading Internet Service Provider ("ISP"). The Company, under the NetZero and Juno brand names, offers consumers free and value-priced Internet access and e-mail. In addition to offering consumers access to the Internet, United Online offers marketers a variety of online advertising products, including online market research and measurement services. The Company is headquartered in Westlake Village, California, with additional offices in New York City and Hyderabad, India.

        United Online was incorporated in Delaware in June 2001 and was formed in connection with the merger of NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno") into two of United Online's wholly-owned subsidiaries, which was consummated on September 25, 2001 (the "Merger"). The Merger was accounted for under the purchase method of accounting and NetZero was the acquiror for financial accounting purposes and the Company's predecessor for financial reporting purposes. As a result of the Merger, NetZero and Juno each became wholly-owned subsidiaries of United Online.

        NetZero was incorporated in July 1997 and launched its first service, free and unlimited Internet access, in October 1998. Through December 2000, the NetZero free service was supported by advertising and commerce revenues. Beginning in January 2001, several factors, including significant declines in Internet advertising rates and the number of advertisers on NetZero's services, resulted in the Company amending its original business strategy to include pay services. These factors also caused NetZero to introduce certain hourly and geographical limitations on its free service to reduce the cost of providing free services. The result of implementing these limitations included a reduction in the cost of providing free services, a reduction in active free users and an acceleration in the growth of pay users. The Company's current pay Internet services, NetZero Platinum and Juno Platinum, are offered through various pricing plans, generally $9.95 per month, and differ from the free services in that hourly and other limitations set for the free services do not apply, and the services feature small toolbars without a persistent on-screen advertising banner.

        From inception through the fiscal year ended June 30, 2002, the Company and NetZero, as the Company's predecessor, have incurred losses from operations and have reported negative annual operating cash flows. As of September 30, 2002, the Company had an accumulated deficit of $358.7 million, cash and cash equivalents of $46.6 million and short-term investments of $98.9 million. The Company has no material financial commitments other than for capital and operating lease agreements and telecommunications and marketing services agreements. The Company believes that its existing cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through at least the next twelve months. However, additional capital may be needed in order to fund the Company's operations, expand marketing activities, develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company's existing cash resources and cash generated from operations are insufficient, additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding might not be available on acceptable terms, or at all. Failure to raise sufficient capital when needed could have a material adverse effect on the business, results of operations and financial condition of the Company. If additional funds are raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders will be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the common stockholders.

2.    Basis of Presentation.

        The consolidated financial statements and notes for the three months ended September 30, 2002 reflect the consolidated results of United Online subsequent to the Merger. The consolidated financial statements and notes for the three months ended September 30, 2001 reflect the financial results of NetZero, as predecessor to United Online. As a result, the operating results presented for the three months ended September 30, 2001 exclude the results of Juno prior to the Merger. In addition, since the operating results for the three months ended September 30, 2001 only include Juno's results subsequent to the Merger, the results do not reflect the additional amortization expense that would have been incurred if the Merger had closed at the beginning of fiscal 2001.

        The accompanying consolidated financial statements are unaudited except for the balance sheet information at June 30, 2002 and include United Online and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain amounts in the prior period's financial statements have been reclassified to conform to the presentation of the current period. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended June 30, 2002 included in the Company's Annual Report on Form 10-K filed on September 30, 2002 with the Securities and Exchange Commission (the "SEC").

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

3.    Recent Accounting Pronouncements.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The adoption of SFAS No. 142 in the first quarter of fiscal 2003 did not have any impact on the Company's financial position, results of operations or cash flows.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and portions of APB Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 in the first quarter of fiscal 2003 did not have any impact on the Company's financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs

to Exit an Activity (including Certain Costs Incurred in a Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company plans to adopt SFAS No. 146 effective January 1, 2003 and does not expect that the adoption will have a material impact on the Company's financial position, results of operations or cash flows.

4.    Income Taxes.

        For the three months ended September 30, 2002, the Company recorded a provision for income taxes of $0.2 million for California state income tax purposes. In September 2002, the State of California enacted legislation that suspends the utilization of net operating loss carryforwards to offset current taxable income for a two-year period beginning in fiscal 2003, which required the Company to record a California state income tax provision for the period. For federal income tax purposes, pre-tax income for the period was fully offset by net operating loss carryforwards. Because the benefit of net operating loss carryforwards was not recognized in prior periods, such benefit is recognized in the current period and no federal income tax provision has been recorded.

        Consistent with prior periods, the Company's net deferred tax assets, consisting primarily of federal and state net operating loss carryforwards, have been offset by a full valuation allowance. In determining the need for a valuation allowance, management has reviewed both positive and negative evidence, including current and historical operating results, future income projections and potential tax-planning strategies. Based upon management's assessment of all available evidence, the Company has concluded that it is not more likely than not that deferred tax assets will be realized. This conclusion is based primarily on the Company's history of net operating losses and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. Accordingly, the Company has not released all or a portion of the valuation allowance against its otherwise recognizable deferred tax assets. However, the Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets, especially given that the Company has recently begun to generate current taxable income. If the Company continues to meet its financial projections and improve its results from operations, or if circumstances otherwise change, it is reasonably possible that the Company may release all or a portion of the valuation allowance in the near term.

        Federal and state net operating loss carryforwards available to offset future taxable income have been adjusted to reflect utilization limitations under Section 382 of the Internal Revenue Code (the "Code") resulting from the Merger. In addition, utilization of the net operating loss carryforwards is subject to annual usage limitations as determined under Section 382 of the Code. Net operating loss limitations under Section 382 and the carryforward suspension under California state tax law may significantly impact the timing and amount of future income tax obligations, if any, and the Company's ability to utilize its deferred tax assets.

5.    Acquisitions.

        On September 25, 2001, NetZero and Juno merged into two wholly-owned subsidiaries of United Online. The Merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, and NetZero was the acquiror for financial accounting purposes. The primary reasons for the Merger were to accelerate the Company's growth in pay users, leverage NetZero's and Juno's operating and cost infrastructures to create a lower cost structure for providing Internet access and to create a more attractive base of users for advertising customers. The historical consolidated results of operations reflect only the operating results of NetZero and its subsidiaries prior to September 25, 2001 as predecessor to United Online.

        The following summarized unaudited pro forma financial information for the three months ended September 30, 2001 assumes that the Merger had occurred at the beginning of the period presented (in thousands, except per share amounts):

Three Months Ended September 30,
2001
(unaudited)
Revenues	$42,016
Net income (loss)	$(23,878)
Net income (loss) per share—basic	$(0.62)
Net income (loss) per share—diluted	$(0.62)

6.    Concentration of Credit Risk.

        At September 30, 2002, two advertising customers comprised approximately 26% and 10% of the consolidated accounts receivable balance. At June 30, 2002, one customer comprised approximately 21% of the consolidated accounts receivable balance.

        For the three months ended September 30, 2002, we did not have any individual customers that comprised more than 10% of total revenues. For the three months ended September 30, 2001, one customer comprised approximately 16% of total revenues.

7.    Net Income (Loss) per Share.

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2002	2001
	(in thousands)
Numerator:
Net income (loss)	$1,525	$(22,136)

Denominator:
Weighted average common shares—basic	40,596	26,110
Adjustment for weighted-average common shares subject to repurchase	(415)	(1,370)

Adjusted weighted average common shares—basic	40,181	24,740

Effect of dilutive securities:
Stock options, restricted shares, warrants and employee stock purchase plan shares	3,506	—

Weighted average common shares—diluted	43,687	24,740

Net income (loss) per share—basic	$0.04	$(0.89)

Net income (loss) per share—diluted	$0.03	$(0.89)

        The diluted per share computations exclude unvested options, restricted shares, warrants and employee stock purchase plan shares which are antidilutive. The number of antidilutive options excluded from the diluted net income per share calculation for the three months ended September 30, 2002 is 2.0 million. The number of antidilutive options, restricted shares, warrants and employee stock purchase plan shares excluded from the net loss per share calculation for the three months ended September 30, 2001 is 11.1 million. As of September 30, 2002, there are approximately 9.9 million options outstanding, with a weighted average exercise price of $11.83 per share.

8.    Litigation.

        In April 2001, a complaint was filed against NetZero, certain of its officers and directors and the investment firms Goldman Sachs, BancBoston Robertson Stephens and Salomon Smith Barney alleging violations of the federal securities laws. A number of other complaints brought by different plaintiffs have since been filed and/or served against NetZero containing similar allegations and were brought as purported stockholder class action lawsuits. The complaints generally allege that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters of NetZero's initial public offering had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with initial public offering; and (ii) the underwriters had entered into agreements with customers whereby they agreed to allocate NetZero shares to those customers in the initial public offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. The complaints against NetZero have been consolidated with similar complaints filed against other companies and investment firms. The defendants, including NetZero, in these consolidated cases have moved to dismiss the plaintiffs' complaints and the motion to dismiss has been argued and is pending before the court.

        In May 2001, a complaint was filed against Juno alleging that Juno was unjustly enriched and deceived consumers by: (a) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (b) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. The plaintiff is seeking class certification and unspecified compensatory damages. Juno's motion to dismiss the complaint for failure to state a claim has been argued and is currently pending before the court.

        In August 2001, Juno commenced a proceeding against Smart World Technologies, LLC, or "Freewwweb," a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. In this action, Juno is seeking a declaratory judgment as well as monetary damages against Freewwweb. In June 2000, Juno entered into a subscriber referral agreement with Freewwweb under which Juno was obligated to pay certain amounts based on the number of "Qualified Referred Subscribers" generated by referral activities specified in the agreement. A new Juno subscriber referred to Juno by Freewwweb was considered a Qualified Referred Subscriber if he or she met certain qualification criteria defined in the subscriber referral agreement. Under the terms of the agreement, Juno has the right to settle a portion of the liabilities incurred in connection with acquiring the Qualified Referred Subscribers through the issuance of shares of its common stock. Freewwweb filed a claim against Juno asserting that Juno is obligated to pay Freewwweb an amount in excess of $80 million under the terms of its agreement with Juno. Juno has requested that the court rule on this issue, and is seeking unspecified monetary damages against Freewwweb. In connection with the Freewwweb bankruptcy proceeding, WorldCom provided telecommunications services to Freewwweb. Juno is required to pay WorldCom certain amounts owing for such services, although Juno and WorldCom are in disagreement as to the amounts owing, with WorldCom claiming in excess of $1 million and Juno claiming less than $300,000. At a status conference held on October 23, 2002, the court ordered the parties to participate in a court sponsored non-binding mediation of all outstanding issues. At September 30, 2002, the Company had liabilities recorded of approximately $4.9 million as an estimate of the amounts for which it believes the WorldCom and Freewwweb claims will be resolved. There can be no assurance that the outcome of the litigation will be positive or that the Company will not be required to pay Freewwweb and WorldCom an amount in excess of the amount currently reserved.

        In November 2001, a complaint was filed against Juno, NetZero and United Online, alleging breach of contract, fraud and unjust enrichment arising out of an agreement between Juno and

Activeworlds for advertising, distribution and other services. Specifically, the plaintiff alleges that Juno failed to advise of a planned change in Juno's business policy that had an adverse impact on the value of the agreement to plaintiff. The plaintiff is seeking damages in excess of $500,000, plus punitive damages and other relief. Juno has filed its answer denying the remaining allegations of the complaint and asserting certain affirmative defenses.

        In January 2002, a nationwide class action lawsuit was filed against United Online, NetZero and Juno alleging unlawful, unfair or deceptive business practices. The plaintiffs allege that the defendants used misleading marketing and promotional materials regarding their billable Internet access services. The plaintiffs are seeking injunctive relief, restitution, disgorgement of profits, the establishment of a constructive trust and attorneys' fees. The Company filed a demurrer to the complaint, which the court granted in part and denied in part. The plaintiffs filed an amended complaint in August 2002, naming only United Online and NetZero as defendants.

        In September 2002, Sprint filed a lawsuit against Juno for amounts allegedly due under an agreement between the parties for the provision of certain dial-up access and other services. The plaintiff is seeking damages of $550,000 plus costs. The Company is preparing an answer denying the material allegations of the complaint and asserting certain affirmative defenses.

        The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, the results of litigation are inherently uncertain and the Company can provide no assurance that the Company will not be materially and adversely impacted by the results of such proceedings. The Company is unable to estimate the range of possible loss from outstanding litigation and, other than the reserves with respect to the Freewwweb litigation described above, no amounts have been provided for in our consolidated financial statements.

        The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. The Company believes the amount, and ultimate liability, if any, with respect to these actions will not materially affect our financial position, results of operations or cash flows. There can be no assurance, however, that such actions will not be material or adversely affect the Company's financial position, results of operations or cash flows.

9.    Subsequent Events.

        In September 2002, the Company signed an agreement with Kmart Corporation and Bluelight.com LLC to purchase the Internet access and e-mail service assets of Bluelight.com. On October 30, 2002, the federal bankruptcy court approved the sale of the assets to the Company, and the transaction closed on November 4, 2002. The Company paid approximately $8.4 million in cash for the acquired assets.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as "anticipate," "expect," "intend," "plan," "believe," "may," "will" or similar expressions constitute forward-looking statements. These forward looking statements include, but are not limited to, statements about our user base, the advertising market, the dial-up Internet access market, operating expenses and operating efficiencies, income, revenues, capital requirements, the impact of inflation and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The sections entitled "Risk Factors" in this Form 10-Q, our Annual Report on Form 10-K as filed with the SEC on September 30, 2002 and our other filings with the SEC set forth some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

Overview

        United Online commenced operations on September 25, 2001, following the merger of NetZero and Juno into two of its wholly-owned subsidiaries (the "Merger"). The Merger was accounted for under the purchase method of accounting for business combinations as an acquisition of Juno by NetZero, which is considered the predecessor company to United Online. The financial results of Juno have been included in United Online's results since the date of the Merger.

        We are a leading ISP offering consumers free and value-priced Internet access and e-mail. Our Internet services, currently offered through our NetZero and Juno subsidiaries under their brands, are available in more than 5,000 cities across the United States and Canada. In addition, we offer marketers numerous online advertising products as well as online market research and measurement services. At September 30, 2002, we had approximately 1.85 million subscribers to our pay services and approximately 4.8 million active users, including pay users. "Active" users include all pay users and those free users who have logged onto our services during the preceding 31-day period.

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

        We previously operated a broadband service, Juno Express. However, due to a variety of factors including the failure of several providers of high-speed services, this broadband service was terminated. Prior to the Merger, Juno entered into an agreement with AOL Time Warner to utilize their cable network to offer cable broadband services, but there are numerous operational and other issues that could impact whether Juno will offer these services over AOL Time Warner's cable systems in the near term, or at all. Furthermore, the agreement with AOL Time Warner is subject to termination by either party and is also subject to the approval of the Federal Trade Commission. In February 2002, we signed an agreement with Comcast Cable Communications, Inc. to offer high-speed Internet service over Comcast's cable systems. We have launched this service in a small number of markets and have had limited success in offering this service. We did not incur significant costs or capital expenditures to launch this service. We cannot assure you, however, that there will not be unanticipated costs associated with offering this service. We also cannot assure you that we will be able to implement the service successfully, that the service will be offered on other than a limited basis or that we will generate a significant number of subscribers to the service.

Billable Services Revenues

        We provide billable dial-up Internet access services under a number of pricing plans, generally ranging from $1.95 to $29.95 per month. Currently, the most common pricing plan for our basic dial-up access services is $9.95 per month, and is branded NetZero Platinum and Juno Platinum. We have experimented with the use of a variety of pricing plans both in connection with offers extended to some of our existing users and through external marketing channels. We may continue testing a variety of pricing plans in the future to determine their impact on profitability, pay user acquisition, conversion rates of free users to pay, and pay user retention rates. We intend to continually evaluate the desirability and effectiveness of our pricing plans and may, in the future, make changes to these plans. We may also offer promotions such as a free month of service or a discounted rate for an initial or prepaid period, as well as a wide range of discounted flat-rate plans. Future changes in our pricing plans and promotional discounts may adversely impact the number of pay users and the amount of billable services revenues we receive from such users.

        Billable services revenues may fluctuate from period-to-period primarily as a result of changes in the number of pay users. We may also experience periodic fluctuations in billable services revenues as a result of fluctuations from period-to-period in the average monthly revenue per user. Average monthly revenue per user is calculated by dividing billable services revenues for a period by the average number of pay users for that period, calculated based on the number of pay users at the beginning and end of such period. Fluctuations in the number of pay users early or late in a period can cause average monthly revenue per user to be skewed higher or lower.

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

        Due to market forces and other factors, our advertising and commerce revenues have in the past, and may continue to, fluctuate from period-to-period. In the past, we have experienced sequential quarters of decreased advertising and commerce revenues, and we cannot assure you that we will not experience decreased advertising and commerce revenues in future periods. Factors impacting our advertising and commerce revenues include, but are not limited to, the state of the online advertising market, changes in orders from significant customers, increases and decreases in our user base, limitations on our free services and reductions in advertising inventory available for sale. Limitations on our free services have adversely impacted our volume of advertising inventory. While the majority of our advertising revenues are currently derived from advertisements displayed to our free users, a portion of our advertising revenues is derived from our pay users.

        We have entered into barter transactions on an extremely limited basis. There is no barter revenue in the historical or pro forma revenues for the three months ended September 30, 2002 and 2001.

Cost of Billable Services

        Cost of billable services includes costs that have been allocated to billable services based on the aggregate hourly usage of our pay users as a percentage of total hourly usage of both our free and pay users. Allocated costs consist primarily of telecommunications costs, personnel and related overhead costs associated with operating our network and data centers and depreciation of network computers and equipment. In addition, cost of billable services includes direct costs incurred in providing technical and customer support and costs associated with providing customer billing and billing support.

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

Cost of Free Services

        Cost of free services includes costs that have been allocated to free services based on the aggregate hourly usage of our free users as a percentage of total hourly usage of both our free and pay users. Allocated costs consist primarily of telecommunications costs, personnel and related overhead costs associated with operating our network and data centers, and depreciation of network computers and equipment. In addition, cost of free services includes certain direct costs incurred in providing technical and customer support to our free users and certain costs associated with delivering advertising to our users.

Sales and Marketing

        Sales and marketing expenses include advertising and promotion expenses, salaries, sales commissions, employee benefits, travel and related expenses for our direct sales force and telemarketing costs incurred to acquire and retain pay users. We have expended significant amounts on sales and marketing, including national branding campaigns comprised of television, sponsorships, radio, outdoor and print advertising and a variety of other promotions. Marketing costs have, in the past, and may, in the future, fluctuate significantly from quarter-to-quarter. Marketing and advertising costs to promote our products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Production costs are expensed the first time the advertisement is aired. Media and agency costs are expensed when the advertising runs.

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

Restructuring Charges

        Restructuring charges consist of employee severance costs, contract termination fees, lease exit costs and the write-off of leasehold improvements associated with terminated leases.

Amortization of Intangible Assets

        Amortization of intangible assets includes amortization of acquired customers, purchased technologies and other identifiable intangible assets. At September 30, 2002, we had approximately $42.5 million in identifiable intangible assets primarily resulting from the Merger. We expect to incur significant amortization expense in connection with the intangible assets in future periods.

Stock-based Charges

        We recorded deferred stock-based charges in connection with the grant of stock options and restricted stock to employees and the issuance of restricted shares of stock in connection with prior acquisitions, which are amortized over the vesting period of the applicable shares.

Acquisitions

Juno Online Services, Inc.

        On September 25, 2001, NetZero and Juno merged into two wholly-owned subsidiaries of United Online. The Merger was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and NetZero was the acquiror for financial accounting purposes. The purchase price of approximately $89.2 million, including acquisition costs, was allocated to Juno's net assets based on their fair values. The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, was recorded as goodwill. The primary reasons for the Merger were to accelerate our growth in pay users, leverage NetZero's and Juno's operating and cost infrastructures to create a lower cost structure for providing Internet access and to create a more attractive base of users for advertising customers. The historical consolidated results of operations reflect only the operating results of NetZero and its subsidiaries prior to September 25, 2001 as predecessor to United Online.

Critical Accounting Policies and Estimates

General

        Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements.

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

        Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. Our pay users generally pay in advance for their service by credit card, check or money order and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from users are recorded on the balance sheet as deferred revenue. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured. A small percentage of our pay users are currently on payment plans that allow them to pay their outstanding balances by check or money order. These users are invoiced on their sign-up or renewal date and typically allowed up to 2 months to pay their outstanding account balances. If payment is not received from these users within 2 months, the user's account is deactivated.

        Advertising and commerce revenues include banner advertisements, placements and sponsorships, referrals of users to search engines or other Web sites, performance-based agreements and advertising messages delivered to users via e-mail. We recognize banner advertising and sponsorship revenues in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of (i) impressions delivered over the total number of guaranteed impressions or (ii) ratably over the period in which the advertisement is displayed, provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. Our obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. Referral revenues are recognized when the referrals are made to advertisers' or sponsors' Web sites, provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. In determining whether an arrangement exists, we ensure that a binding contract is in place, such as a standard insertion order or a fully executed customer-specific agreement. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria includes a comparison of internally tracked performance data to the contractual performance obligation and to third-party or customer performance data in circumstances where that data is available. Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

Allowance for Doubtful Accounts

        Many of our advertising customers are Internet-based companies who are generating losses and do not have access to the capital markets. We often run advertising for such companies and determine that collectibility is not reasonably assured. In these instances we do not recognize revenues until the cash has been collected. Our estimate for the allowance for doubtful accounts related to other customers is based principally on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on the aging of the receivables. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

Accounting for Business Combinations

        The companies that we have acquired have all been accounted for as purchase business combinations. Under the purchase method of accounting, the costs, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

        Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. As provided by the accounting rules, we use the one-year period following the consummation of acquisitions to finalize estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, we have obtained appraisals from third-party valuation firms for certain intangible assets. While there were a number of different methods used in estimating the value of the intangibles acquired, there were two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions were made based on available historical information.

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

Impairment of Goodwill

        We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on July 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but rather, it is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future operating results. For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, we operate in one principal business segment, a provider of Internet access services.

        In testing for a potential impairment of goodwill, we first compare the estimated fair value of the Company with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our subscriber base, software and technology and patents and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

        In accordance with SFAS No. 142, we performed a transitional goodwill impairment test as of July 1, 2002 and concluded that, as of that date, there is no impairment of our $10.9 million of goodwill.

Impairment of Long-lived Assets

        We assess the impairment of long-lived assets, which include property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, significant declines in our stock price for a sustained period, shifts in technology, loss of key management or personnel, changes in our operating model or strategy and competitive forces.

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

Income Taxes

        Our net deferred tax assets, consisting primarily of federal and state net operating loss carryforwards, have been offset by a full valuation allowance. In determining the need for a valuation allowance, we review both positive and negative evidence, including current and historical operating results, future income projections and potential tax-planning strategies. Based upon our assessment of all available evidence, we have concluded that it is not more likely than not that deferred tax assets will be realized. This conclusion is based primarily on our history of net operating losses and the need to generate significant amounts of taxable income in future periods in order to utilize existing deferred tax assets. Accordingly, we have not released all or a portion of the valuation allowance against our otherwise recognizable deferred tax assets. However, we will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets, especially given that we have recently begun to generate current taxable income. If we continue to meet our financial projections and improve our results from operations, or if circumstances otherwise change, it is reasonably possible that we may release all or a portion of the valuation allowance in the near term.

Legal Contingencies

        We are currently involved in certain legal proceedings which are further discussed elsewhere in this Form 10-Q. We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of loss. We have not recorded liabilities for some of our pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, we continually assess the potential liability related to all of our pending litigation. We currently believe that the liabilities recorded on our balance sheet are sufficient to cover pending litigation for which an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

Significant Financial Trends

        Our original business strategy was to create an Internet access service that was free to the user and funded by advertising and commerce arrangements rather than Internet access fees. However, commencing in 2000, there was a significant downturn in the online advertising market. Beginning in January 2001, we initiated steps to address declining advertising revenues and increasing operating losses by applying limitations to our free services and introducing pay services. Additionally, we shifted our marketing strategy to focus on the promotion of our pay services. In September 2001, we acquired Juno, which added over 875,000 users to our pay user base. These efforts resulted in a significant shift in our revenue base, from advertising and commerce revenues, to billable services revenues. For the year ended June 30, 2000, we derived minimal revenue from billable services. For the fiscal year ended June 30, 2001, we derived approximately 12% of our total revenue from billable services, which increased to 84% of total revenue for the fiscal year ended June 30, 2002. We anticipate that we will continue to derive an increasing percentage of our total revenue from billable services.

        Our net loss decreased sequentially in each quarter of fiscal 2002. During the three months ended September 30, 2002, we generated $1.5 million of net income as a result of increases in billable services revenues, decreases in cost of billable services as a percentage of billable services revenue and decreasing cost of free services, partially offset by increases in sales and marketing expenses. We currently anticipate that we will increase our net income in the near term. However, any increase will depend on a number of factors including, but not limited to, growth in our pay user base, fluctuations in telecommunications costs and levels of marketing expenditures, and there can be no assurance that net income will increase going forward.

        Our billable services revenues have increased as a result of an increase in the number of pay users. Our pay user base has increased as a result of the Merger, usage and geographical limitations imposed on our free services during fiscal 2002, which resulted in a significant number of free users upgrading to our pay services, and an increase in marketing expenditures promoting our pay services. Due to decreases in our free user base, the aggregate number of free users who convert to pay users has been decreasing and, we believe, may continue to decrease. While we believe we can continue to grow our pay user base through traditional marketing activities, we cannot assure you that we will be able to do so.

        Cost of billable services as a percentage of billable services revenues has decreased as a result of decreased telecommunications costs and decreased customer billing and support costs per pay user. Telecommunications costs decreased as a result of lower average monthly usage per pay user and lower average hourly telecommunications costs due to improved capacity utilization and industry-wide price declines. We do not anticipate further significant decreases in average hourly telecommunications costs, and may experience increased hourly telecommunications costs in future periods. Customer billing and support costs per pay user decreased as a result of synergies gained through the consolidation of NetZero and Juno's customer billing and support functions and we do not anticipate significant reductions in such costs per pay user in the future. While we anticipate some benefit due to reductions in depreciation expense going forward, we do not expect a significant decrease in cost of billable services as a percentage of billable services revenues in the near term. Cost of free services has decreased as a result of hourly and geographical limitations that were imposed on our free service, which has resulted in a decrease in active free users and a decrease in the average monthly usage per user of our free services and we do not anticipate reductions in costs of free services in the future.

        During fiscal 2002, we significantly decreased our level of spending on marketing from the level in fiscal 2001. However, we have been increasing our marketing expenditures on a sequential quarterly basis since the September 2001 quarter, and we currently anticipate increasing sales and marketing expense in the near term. Our future marketing expenditures may vary significantly from quarter-to-quarter, as many of our marketing commitments are short term in nature. We may choose to increase or decrease quarterly marketing expenditures in future periods, depending on a variety of factors, including the effectiveness of our marketing activities and the impact of such activities on our financial results. Decreases in marketing expenditures may impact our ability to grow our pay user base.

Inflation

        We do not currently anticipate that inflation will have a material impact on our results of operations.

Results of Operations

        The historical consolidated results of operations reflect only the operating results of NetZero and its subsidiaries prior to September 25, 2001 as predecessor to United Online. We believe that the historical comparisons to the prior year quarter are less meaningful because they do not include the financial results of Juno, and the trends indicated by such comparisons may not be indicative of the current trends in the business. Accordingly, in order to improve comparability, the following discussion includes the unaudited pro forma results of operations for the three months ended September 30, 2001 as if the Merger had been completed at the beginning of the period. The historical quarterly comparisons to the prior year are provided after this pro forma discussion.

Historical Three Months Ended September 30, 2002 Compared to
the Pro Forma Three Months Ended September 30, 2001

        The pro forma results for the three months ended September 30, 2001 reflect the combined results of NetZero and Juno as if the Merger had occurred at July 1, 2001 and include certain reclassifications of each company's historical operating results to conform to United Online's financial statement presentation. In order to assess better the underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of certain items that management believes to be non-recurring or merger-related. These items are included in merger-related costs and are discussed in more detail herein. Certain amounts in the prior period's financial statements have been reclassified to conform to the presentation of the current period.

        The following table sets forth the historical selected unaudited consolidated statement of operations data for the three months ended September 30, 2002 and selected unaudited pro forma consolidated statements of operations data for the three months ended September 30, 2001:

	Three Months Ended September 30,
	2002	2001
	(in thousands)
Income Statement Data:
Revenues:
Billable services	$51,194	$32,578
Advertising and commerce	6,874	9,438

Total revenues	58,068	42,016

Operating expenses:
Cost of billable services	20,661	19,126
Cost of free services	3,736	16,069
Sales and marketing	16,626	8,287
Product development	5,774	7,175
General and administrative	5,597	9,481
Stock-based charges	36	1,065
Amortization of intangible assets	4,685	4,685
Restructuring charges	—	360
Merger-related costs	247	2,370

Total operating expenses	57,362	68,618

Income (loss) from operations	706	(26,602)
Interest income, net	988	1,717
Other income (expense), net	—	1,007

Income (loss) before income taxes	1,694	(23,878)
Provision for income taxes	169	—

Net income (loss)	$1,525	$(23,878)

Revenues.

Billable Services

        Billable services revenues increased by $18.6 million, or 57%, to $51.2 million for the three months ended September 30, 2002, compared to pro forma $32.6 million for the three months ended September 30, 2001. The increase in revenues is attributable to a 602,000, or 48%, increase in pay users from 1.25 million at September 30, 2001 to 1.85 million at September 30, 2002, and an increase in average monthly revenue per user. The increase in pay users was the result of a significant number of free users converting to our pay services, due to the limitations on our free services and as a result of increased marketing expenditures associated with promoting our pay services. For the three months ended September 30, 2002, average monthly revenue per user was approximately $9.60, compared to $9.28 for the three months ended September 30, 2001. The increase in average monthly revenue per user is attributable to an increase in the number of users subscribing to our standard $9.95 monthly plan, a reduction in the use of discounted promotional pricing plans, and the implementation of fee-based technical support.

Advertising and Commerce

        Advertising and commerce revenues decreased by $2.5 million, or 27%, to $6.9 million for the three months ended September 30, 2002, compared to pro forma $9.4 million for the three months ended September 30, 2001. We derived approximately 37% of our advertising and commerce revenues for the quarter ended September 30, 2002 from our agreement with General Motors Corporation ("GM"), compared to 24% for the quarter ended September 30, 2001. Advertising and commerce revenues decreased as a result of decreased advertising inventory as a result of limitations imposed on our free services, the termination of our advertising agreement with Cisco in August 2001 and overall softness in the online advertising market including significant declines in advertising rates and the number of advertisers on our services, partially offset by increased revenues from our agreement with GM.

Cost of Billable Services.

        Cost of billable services increased by $1.6 million, or 8%, to $20.7 million for the three months ended September 30, 2002, compared to pro forma $19.1 million for the three months ended September 30, 2001. The increase is attributable to the increase in pay users from 1.25 million at September 30, 2001 to 1.85 million at September 30, 2002. The increase in pay users resulted in increased customer service and billing-related costs and increased telecommunications costs, partially offset by a decrease in average hourly telecommunications costs. Average hourly telecommunications cost decreased over 20% from the three months ended September 30, 2001 compared to the three months ended September 30, 2002. The decrease in the average hourly cost of telecommunications services is attributable to better telecom port utilization as a result of the consolidation of NetZero's and Juno's telecommunications networks and increased competition in the wholesale telecommunications business, which resulted in lower pricing. Cost of billable services as a percentage of billable services revenue improved to 40.4% for the three months ended September 30, 2002 from 58.7% for the three months ended September 30, 2001. The improvement is due to higher average monthly revenue per pay user, lower average hourly telecommunication costs per pay user, decreased customer support and billing costs per pay user and decreased allocated depreciation per pay user, partially offset by increased personnel and overhead costs allocated to billable services due to the increase in aggregate hourly usage of our pay users as a percentage of total hourly usage of both our active free and pay users.

Cost of Free Services.

        Cost of free services decreased by $12.4 million, or 77%, to $3.7 million for the three months ended September 30, 2002, compared to pro forma $16.1 million for the three months ended September 30, 2001. The decrease is due to a decrease in average monthly usage per free user as a result of usage limitations imposed on NetZero's free services, a decrease of approximately 2.0 million active free users, or 41%, from 4.9 million as of September 30, 2001 to 2.9 million as of September 30, 2002, a decrease in average hourly telecommunications costs, a decrease in customer support costs for free users and a decrease in personnel and overhead costs allocated to free services due to a decrease in the aggregate hourly usage of our free users as a percentage of total hourly usage of both our active free and pay users. Active free users have decreased as a result of usage and geographical limitations imposed on our free services, free users upgrading to pay services and a reduced emphasis in marketing and promoting our free services relative to our pay service.

Sales and Marketing.

        Sales and marketing expenses increased by $8.3 million, or 100%, to $16.6 million for the three months ended September 30, 2002, compared to pro forma $8.3 million for the three months ended September 30, 2001. Sales and marketing expenses increased due to an increase in advertising and promotion costs of $10.7 million as a result of our strategy to increase our pay user base through traditional marketing activities. Additionally, telemarketing expenses related to customer acquisition and retention increased by $0.3 million, which was partially offset by a decrease in personnel-related expenses of $1.6 million as a result of headcount reductions in the sales and marketing departments at both NetZero and Juno, a decrease of $0.5 million related to costs directly associated with NetZero's former RocketCash subsidiary and a $0.4 million decrease in other overhead costs.

Product Development.

        Product development expenses decreased by $1.4 million, or 19%, to $5.8 million for the three months ended September 30, 2002, compared to pro forma $7.2 million for the three months ended September 30, 2001. The decrease was due to a $0.6 million decrease in costs directly related to NetZero's former RocketCash and Simpli subsidiaries, a $0.4 million decrease in other overhead costs and a $0.3 million decrease in personnel-related expenses as a result of headcount reductions.

General and Administrative.

        General and administrative expenses decreased by $3.9 million, or 41%, to $5.6 million for the three months ended September 30, 2002, compared to pro forma $9.5 million for the three months ended September 30, 2001. The decrease was due to a decrease in occupancy costs and overhead expenses of $2.0 million as a result of office closures and consolidations, a $650,000 million credit as a result of a favorable settlement of a contractual dispute with a former vendor, a $0.6 million reduction in personnel-related costs as a result of headcount reductions in the accounting, legal, human resources and other administrative departments and a $0.6 million decrease in costs directly related to NetZero's former RocketCash and Simpli subsidiaries.

Stock-based Charges.

        Stock-based charges are attributable to the following operating expense line items:

	Three Months Ended September 30,
	2002	2001
Operating expenses:
Cost of billable services	$2	$15
Cost of free services	—	33
Sales and marketing	7	(392)
Product development	2	324
General and administrative	25	1,085

Total	$36	$1,065

        Stock-based charges decreased by $1.0 million, or 97%, to $36,000 for the three months ended September 30, 2002, compared to pro forma $1.1 million for the three months ended September 30, 2001. The decrease in stock-based charges is a result of the sale of our Simpli subsidiary in the June 2002 quarter and the accelerated vesting of certain previously issued stock options and restricted awards that occurred in October 2001 and March 2002.

Amortization of Intangible Assets.

        Amortization of intangible assets for the three months ended September 30, 2002 and 2001 were $4.7 million and pro forma $4.7 million, respectively. In connection with the Merger, we recorded $59.8 million in identifiable intangible assets that are being amortized over periods ranging from one-to-seven years.

Restructuring Charges.

        During the three months ended September 30, 2002, we did not record any restructuring charges, compared to pro forma $0.4 million during the three months ended September 30, 2001, consisting primarily of employee termination benefits. In an effort to streamline our operations in response to changing market conditions, we reduced our workforce by approximately 68 employees during the three months ended September 30, 2001. Of the 68 employees terminated, 34 were in sales and marketing, 17 were in product development, 8 were in general and administrative, 6 were at RocketCash and 3 were in network operations.

Merger-related Costs.

        During the three months ended September 30, 2002, we recorded $0.2 million in merger-related costs, consisting primarily of employee stay bonus accruals for certain key Juno employees which we anticipate paying in March 2003. During the three months ended September 30, 2001, we recorded pro forma $2.4 million in merger-related costs. The merger-related costs recorded during the September 2001 quarter included certain legal, banking and accounting fees incurred by Juno that were not capitalized in connection with the Merger, consulting fees incurred for the integration of NetZero's and Juno's operations and bonuses paid to employees, including employee stay bonus accruals for certain key Juno employees.

Interest Income, Net.

        Interest income, net decreased by $0.7 million, or 41%, to $1.0 million for the three months ended September 30, 2002, compared to pro forma $1.7 million for the three months ended September 30,

2001. The decrease is the result of lower average cash balances and lower interest rates, partially offset by reduced interest expense as a result of a decrease in capital lease and notes payable balances. Interest income consists of earnings on our cash and cash equivalents, short-term investments and restricted cash. Interest expense consists of interest expense on capital leases and notes payable.

Other Income (Expense), Net.

        Other income (expense), net for the three months ended September 30, 2001 was $1.0 million. During the three months ended September 30, 2001, we sold substantially all of the assets of RocketCash and recognized a gain of approximately $1.0 million.

Provision for Income Taxes.

        For the three months ended September 30, 2002, we generated pre-tax income of $1.7 million and recorded a provision for income taxes of $0.2 million for California state income tax purposes. In September 2002, the State of California enacted legislation that suspends our utilization of net operating loss carryforwards to offset current taxable income for a two-year period beginning in fiscal 2003. For federal income tax purposes, pre-tax income for the period was fully offset by net operating loss carryforwards. Because the benefit of net operating loss carryforwards was not recognized in prior periods, such benefit is recognized in the current period and no federal income tax provision has been recorded. For the three months ended September 30, 2001, we generated a pro forma pre-tax loss of $23.9 million and recorded no provision for income taxes.

Historical Consolidated Results of Operations

        The Merger was accounted for under the purchase method of accounting for business combinations. As such, the historical results reflect only the financial impact of the Merger subsequent to September 25, 2001 and prior to that date reflect the results of operations of NetZero only. The following table sets forth, for the periods presented, selected unaudited historical statements of operations data:

	Three Months Ended September 30,
	2002	2001
	(in thousands)
Income Statement Data:
Revenues:
Billable services	$51,194	$7,663
Advertising and commerce	6,874	6,445

Total revenues	58,068	14,108

Operating expenses:
Cost of billable services	20,661	8,262
Cost of free services	3,736	13,223
Sales and marketing	16,626	4,283
Product development	5,774	4,339
General and administrative	5,597	5,531
Stock-based charges	36	1,041
Amortization of intangible assets	4,685	101
Restructuring charges	—	360
Merger-related costs	247	1,469

Total operating expenses	57,362	38,609

Income (loss) from operations	706	(24,501)
Interest income, net	988	1,358
Other income (expense), net	—	1,007

Income (loss) before income taxes	1,694	(22,136)
Provision for income taxes	169	—

Net income (loss)	$1,525	$(22,136)

Historical Three Months Ended September 30, 2002 Compared to
the Historical Three Months Ended September 30, 2001

Revenues.

Billable Services

        Billable services revenues increased by $43.5 million to $51.2 million for the three months ended September 30, 2002, compared to $7.7 million for the three months ended September 30, 2001. Billable services revenues increased primarily as a result of the Merger in September 2001, which increased our pay user base by over 875,000 users. Since the Merger was completed on September 25, 2001, the addition of these users had a minimal impact on billable services revenues in the September 2001 quarter. As of September 30, 2002, we had approximately 1.85 million pay users compared to 1.25 million at September 30, 2001. Our pay user base also increased as a result of limitations imposed on our free services during October 2001, which resulted in a number of free users upgrading to pay services. Additionally, during fiscal 2002, we significantly increased marketing expenditures, which focused on the promotion of our pay services.

Advertising and Commerce

        Advertising and commerce revenues increased by $0.5 million, or 8%, to $6.9 million for the three months ended September 30, 2002, compared to $6.4 million for the three months ended September 30, 2001. Advertising and commerce revenues increased primarily as a result of higher advertising revenues generated from our agreement with GM and increased revenues from search fees. We derived approximately 37% of our advertising and commerce revenues for the quarter ended September 30, 2002 from our agreement with GM, compared to approximately 35% for the quarter ended September 30, 2001. The increase was partially offset by a decrease in revenue from our advertising agreement with Cisco, which was terminated in August 2001 and decreased advertising inventory as a result of a decrease in active free users. During the three months ended September 30, 2001, we generated approximately $0.9 million from our agreement with Cisco.

Cost of Billable Services.

        Cost of billable services increased by $12.4 million to $20.7 million for the three months ended September 30, 2002, compared to $8.3 million for the three months ended September 30, 2001. Cost of billable services increased as a result of the increase in our pay user base, from 1.25 million pay users at September 30, 2001 to 1.85 million pay users at September 30, 2002. In September 2001, we completed the Merger, which added over 875,000 users to our pay user base. Since the Merger was completed on September 25, 2001, the addition of these users had a minimal impact on cost of billable services in the September 2001 quarter. The increase in pay users resulted in increased telecommunications, network depreciation, personnel and overhead related costs allocated to pay services due to the increase in telecommunication hours utilized by pay users as a percentage of total telecommunications hours purchased. Additionally, cost of billable services increased as a result of increased customer billing and support costs due to the increased number of pay users. Telecommunications costs associated with pay users increased by $8.6 million, customer billing and support costs increased by $1.9 million and network depreciation, personnel and overhead costs allocated to pay users increased by $1.9 million for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001.

Cost of Free Services.

        Cost of free services decreased by $9.5 million, or 72%, to $3.7 million for the three months ended September 30, 2002, compared to $13.2 million for the three months ended September 30, 2001. The decrease is attributable to a decrease in average monthly usage per free user as a result of limitations imposed on our free services during October 2001 which also resulted in a decrease in the number of active free users. In addition, cost of free services decreased as a result of a decrease in average hourly telecommunications costs, a decrease in customer support costs for free users and a decrease in network depreciation, personnel and related overhead costs allocated to free services due to a decrease in telecommunications hours utilized by free users as a percentage of total telecommunications hours purchased. Our active free user base decreased 41% to approximately 2.9 million users as of September 30, 2002, compared to approximately 4.9 million users as of September 30, 2001. In September 2001, we completed the Merger, which added approximately 2.2 million users to our free user base. Since the Merger was completed on September 25, 2001, the addition of these users had a minimal impact on cost of free services in the September 2001 quarter. Telecommunications hours associated with our free user base decreased to 18% as a percentage of total telecommunications hours purchased during the September 2002 quarter, compared to 68% during the September 2001 quarter. Average hourly telecommunications cost decreased over 20% in the three months ended September 30,

2002 compared to the three months ended September 30, 2001 as a result of better dial-up port utilization and increased competition in the wholesale dial-up market, which resulted in lower prices.

Sales and Marketing.

        Sales and marketing expenses increased by $12.3 million to $16.6 million for the three months ended September 30, 2002, compared to $4.3 million for the three months ended September 30, 2001, primarily due to an increase in advertising costs of approximately $10.7 million as a result of our strategy to increase our pay user base through traditional marketing activities. Additionally, sales and marketing expenses increased as a result of a $1.6 million increase in telemarketing expenses related to customer acquisition and retention and a $0.6 million increase in personnel-related expenses, partially offset by a $0.3 million decrease in occupancy costs associated with the closure of regional sales offices. Sales and marketing expenses for the quarter ended September 30, 2001 included $0.5 million of expenses related to our former RocketCash subsidiary.

Product Development.

        Product development expenses increased by $1.5 million, or 35%, to $5.8 million for the three months ended September 30, 2002, compared to $4.3 million for the three months ended September 30, 2001 primarily as a result of a $2.0 million increase in personnel-related expenses as a result of our acquisition of Juno, which was partially offset by a $0.6 million decrease in product development costs related to our former RocketCash and Simpli subsidiaries.

General and Administrative.

        General and administrative expenses increased by $0.1 million, or 2%, to $5.6 million for the three months ended September 30, 2002, compared to $5.5 million for the three months ended September 30, 2001 primarily as a result of a $0.5 million increase in overhead-related expenses and a $0.4 million increase in rent and other occupancy-related expenses as a result of the Merger. These increases were partially offset by a $650,000 credit as a result of a favorable settlement of a contractual dispute with a former vendor.

Stock-based Charges.

        Stock-based charges are attributable to the following operating expense line items:

	Three Months Ended September 30,
	2002	2001
Operating expenses:
Cost of billable services	$2	$15
Cost of free services	—	33
Sales and marketing	7	(392)
Product development	2	324
General and administrative	25	1,061

Total stock-based charges	$36	$1,041

        Stock-based charges decreased by $1.0 million, or 97%, to $36,000 for the three months ended September 30, 2002, compared to $1.0 million for the three months ended September 30, 2001. The decrease is a result of the sale of our Simpli subsidiary in the June 2002 quarter and the accelerated vesting of certain previously issued stock options and restricted awards that occurred in October 2001 and March 2002.

Amortization of Intangible Assets.

        Amortization of intangible assets increased by $4.6 million to $4.7 million for the three months ended September 30, 2002, compared to $0.1 million for the three months ended September 30, 2001 as a result of the amortization of acquired intangible assets associated with the Merger in the September 2001 quarter. In connection with the Merger, we recorded $59.8 million in identifiable intangible assets that are being amortized over periods ranging from one-to-seven years.

Restructuring Charges.

        During the three months ended September 30, 2002, we did not record any restructuring charges, compared to $0.4 million during the three months ended September 30, 2001, consisting primarily of employee termination benefits. In an effort to streamline our operations in response to changing market conditions, we reduced our workforce by approximately 68 employees during the three months ended September 30, 2001. Of the 68 employees terminated, 34 were in sales and marketing, 17 were in product development, 8 were in general and administrative, 6 were at RocketCash and 3 were in network operations.

Merger-related Costs.

        Merger related costs decreased by $1.3 million, or 80%, to $0.2 million for the three months ended September 30, 2002, compared to $1.5 million for the three months ended September 30, 2001. The decrease in merger-related costs is a result of a decrease in consulting fees incurred for the integration of NetZero's and Juno's operations and a reduction in bonuses paid to employees, including employee stay bonus accruals for certain key Juno employees.

Interest Income, Net.

        Interest income, net decreased by $0.4 million, or 29%, to $1.0 million for the three months ended September 30, 2002, compared to $1.4 million for the three months ended September 30, 2001. The decrease in interest income is the result of lower average cash balances and lower interest rates, partially offset by reduced interest expense as a result of a decrease in capital lease and notes payable balances. Interest income consists of earnings on our cash and cash equivalents, short-term investments and restricted cash. Interest expense consists of interest expense on capital leases and notes payable.

Other Income (Expense), Net.

        Other income (expense), net for the three months ended September 30, 2001 was $1.0 million. During the three months ended September 30, 2001, we sold substantially all of the assets of RocketCash and recognized a gain of approximately $1.0 million.

Provision for Income Taxes.

        For the three months ended September 30, 2002, we generated pre-tax income of $1.7 million and recorded a provision for income taxes of $0.2 million for California state income tax purposes. In September 2002, the State of California enacted legislation that suspends our utilization of net operating loss carryforwards to offset current taxable income for a two-year period beginning in fiscal 2003. For federal income tax purposes, pre-tax income for the period was fully offset by net operating loss carryforwards. Because the benefit of net operating loss carryforwards was not recognized in prior periods, such benefit is recognized in the current period and no federal income tax provision has been recorded. For the three months ended September 30, 2001, we generated a pre-tax loss of $22.1 million and recorded no provision for income taxes.

Liquidity and Capital Resources

        From inception to September 30, 2002, our operations have been financed primarily through the sale of equity securities, and to a lesser extent, cash generated from our billable services and advertising and commerce revenues, net cash acquired from acquisitions, and equipment lease financing. At September 30, 2002, we had approximately $145.6 million in cash, cash equivalents and short-term investments and approximately $1.3 million in restricted cash.

        Cash provided by (used for) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based charges and changes in working capital. For the three months ended September 30, 2002, net cash provided by operating activities was $8.2 million consisting of net income of $1.5 million adjusted for non-cash items of $8.4 million, partially offset by $1.7 million used for working capital and other activities. For the three months ended September 30, 2001, cash used for operating activities was $11.0 million consisting of net loss of $22.1 million adjusted for non-cash items of $4.2 million and a $6.9 million increase in working capital and other activities.

        For the three months ended September 30, 2002, net cash used for investing activities was $0.8 million, consisting of cash paid for a deposit for the BlueLight acquisition of $1.0 million, purchases of property and equipment of $0.5 million, partially offset by net proceeds from the maturities of short-term investments of $0.7 million. For the three months ended September 30, 2001, net cash provided by investing activities of $35.5 million, consisting of $32.3 million of cash acquired from the acquisition of Juno, $1.2 million from the net proceeds from sales of assets and net proceeds from the maturities of short-term investments of $2.2 million, partially offset by purchases of property and equipment of $0.2 million.

        For the three months ended September 30, 2002, net cash used for financing activities was $2.3 million, consisting of repurchases of common stock of $2.2 million and payments on capital leases of $1.2 million, partially offset by proceeds from exercises of stock options of $1.1 million. For the three months ended September 30, 2001, net cash used for financing activities was $2.0 million, consisting of $1.7 million of payments on capital leases and notes payable and $0.3 million of repurchases of common stock and option shares exercised.

        We have invested significantly in our network infrastructure, software licenses, furniture, fixtures and equipment and may need to make further investments in the future. In the near term, we anticipate that we will need to increase our capital spending from fiscal 2002 levels to approximately $5.0 to $6.0 million for fiscal 2003. The actual amount of capital expenditures will depend on a number of factors, including new business initiatives, which are difficult to predict and could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. We intend to use cash to fund any future operating losses, repurchase outstanding common stock on a limited basis and, in combination with capital lease financing, fund any necessary future capital expenditures. However, we cannot assure you that lease financing will be available on favorable terms, if at all. If lease financing it is not available, we would be required to use a greater portion of cash to fund any capital expenditures.

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

Financial Commitments

Capital Leases

        Future minimum lease payments, as of September 30, 2002, for the remainder of the fiscal year ended June 30, 2003, under non-cancelable capital leases are $2.1 million. Amounts representing interest are $46,000, and the present value of minimum obligations is $2.0 million.

Operating Leases

        The Company leases its facilities and certain network equipment under operating leases expiring at various periods through 2010. The leases generally contain annual escalation provisions as well as renewal options. Future minimum lease payments under operating leases as of September 30, 2002 for the remainder of the fiscal year ended June 30, 2003 are $2.3 million.

        Future minimum lease payments under operating leases are as follows:

Year Ended June 30,
(in thousands)
2004	$1,995
2005	1,898
2006	1,769
2007	1,596
2008	1,408
Thereafter	1,290

Total	$9,956

Other Commitments

        Under the terms of several multi-year telecommunications services agreements with various service providers, we are currently contractually committed to purchase approximately $18.6 million, $10.0 million, $4.9 million and $0.3 million in telecommunications services for the fiscal years ended June 30, 2003, 2004, 2005 and 2006, respectively. Under the terms of a marketing agreement, we are currently contractually committed to purchase $2.5 million and $3.5 million in advertising for the fiscal years ended June 30, 2003 and 2004, respectively.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The adoption of SFAS No. 142 in the first quarter of 2003 did not have an impact on its financial position, results of operations or cash flows.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable to financial statements issued for fiscal years beginning after

December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and portions of APB Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 in the first quarter of 2003 did not have a material impact on its financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company plans to adopt SFAS No. 146 effective January 1, 2003 and does not expect that the adoption will have a material impact on its financial position, results of operations or cash flows.

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

        We purchase a significant amount of telecommunications services from third parties. From time to time we have disputes with vendors regarding such services and the accuracy of the invoices for such services. The resolution of such disputes may result in adjustments in the current period to expenses that were recorded in prior periods, or an increase in expenses in the period of resolution. For example, we were provided a credit by a vendor in September 2002 due to the settlement of contractual disputes, which resulted in a $650,000 decrease in expenses for the September 2002 quarter. Our results of operations may be impacted by disputes with vendors and the timing of the resolution of such disputes.

        The timing of implementation of any further limitations on our free services may impact pay user registrations as well as the number of active users on our free services. In October 2001, we implemented additional limitations on NetZero's free service. This resulted in a substantial increase in sign-ups for our pay services in October 2001 and a decrease in the number of active free users. Historical quarterly fluctuations in our user base, both free and pay, may not be indicative of an ongoing trend.

        Our billable services revenues and financial results are dependent on the number of pay users on our service. Each month, an average of four-to-five percent of our pay users cancel their accounts or have their accounts terminated. These percentages do not include those users who sign-up directly for our pay services without previously using our free services, but whose accounts are terminated within 30 days of registration. Since the inception of our pay services, the number of new pay users signing up for our services has exceeded the number of users canceling their service, in part as a result of limitations imposed on our free services. Increasing our pay user base involves two components: gaining new pay users who have not previously used our free services and converting our free services users to our pay services. We have experienced, and may in the future experience, decreases in our free user base, which we believe will cause us to rely more heavily on signing up more pay users who have not previously used our free services. In addition, as our pay user base grows, we are required to obtain an increasing number of pay users to replace the users who cancel their service. We are competing directly with other ISPs and we cannot assure you we will achieve success in signing up new pay users. The average cost to acquire a new pay user in our industry is significantly higher than we anticipate spending, and we cannot assure you that we will be able to acquire new pay users at a reasonable acquisition cost. If we experience decreases in the number of new pay users signing up for our pay services, our pay user base is likely to decrease, and our business, results of operations and financial position will be adversely impacted.

        We have previously experienced reductions in advertising and commerce revenues from material customers and may experience additional reductions in the future. We derived approximately 37% of our advertising and commerce revenues for the quarter ended September 30, 2002 from our agreement with GM. While we have a long-term relationship with GM, they historically have been provided with reductions in their advertising obligations and may be provided additional reductions in the future. Our agreement with GM expires in December 2003. We can give no assurance that we will continue to derive the amount of anticipated revenues from GM during the remainder of the term of such agreement or that the agreement, when expired, will be replaced by other arrangements which will generate comparable revenues. The termination or renegotiation of material agreements, as well as the timing of orders under material agreements, may cause significant fluctuations in our quarterly advertising and commerce revenues. Our business, results of operations and financial condition will be materially and adversely affected if we are unable either to maintain or renew our material agreements or to replace such agreements with similar agreements with new customers.

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

        Juno began offering e-mail services in April 1996 and NetZero began offering Internet access services in October 1998. Each company has made significant changes to its business model to address changes in the market as well as other factors. We may make additional changes to each company's business model in the future. These factors make it difficult to evaluate or predict our performance. We cannot assure you that our current business model will be successful, that we will not make significant changes to our model or that any changes we make to our model will be successful.

NetZero and Juno have a history of losses and we may incur additional losses. Our stock price could fall as a result of future losses and negative cash flow.

        We achieved profitability in the September 2002 quarter. However, both NetZero and Juno have a history of losses. NetZero incurred net losses of approximately $334.5 million from its inception in July 1997 through September 2001. Juno incurred net losses of approximately $191.3 million from its inception in June 1995 through September 2001. During the year ended June 30, 2002, United Online incurred a $47.8 million net loss. Although our goal is to increase revenues and profitability, we cannot assure you that we will be successful in doing so, or that we will maintain profitability. We may never be successful in implementing our business strategies or in addressing the risks and uncertainties facing our company. We cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis. If we fail to maintain or increase profitability, the market price for our common stock would suffer.

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

        Competition for users of Internet access services is intense. We compete for users with established online service and content providers, such as AOL Time Warner, CompuServe and The Microsoft Network; independent national ISPs, such as EarthLink and SBC Yahoo!; and national communications companies such as AT&T WorldNet and Verizon. We also compete with local telephone companies and regional and local commercial ISPs.

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

        We expect competition to continue to intensify. Historically, there has been significant growth in the number of new users establishing Internet access accounts. It is estimated that approximately 88% of the homes in the United States with computers as of December 2001 had some form of Internet access. As such, the number of accounts being established by new users is likely to decrease. In addition, we expect that the aggregate number of dial-up accounts in the United States will decrease in the future due to the growth in broadband services. In addition to offering broadband services, many of our competitors have significantly greater resources and larger marketing budgets and more advanced features and services and they may offer competing services at a lower price. While many of our competitors price their standard services above our standard offering price, there are other competitors with lower pricing and we cannot assure you that we will be price competitive.

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

If we are unable to grow our pay user base, we may not be able to grow revenues.

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

        Our business and financial results are dependent on the number of users of our services. Our number of active users has a significant impact on our ability to attract advertisers, the number of advertising impressions we have available to sell, and on how many pay service users we can potentially acquire by soliciting users of our free service. Our number of pay service users is critical to our ability to generate revenues. Each month, an average of four-to-five percent of our pay service users cancel their accounts or have their accounts terminated. These percentages do not include those users who sign up for our pay service without previously using our free service and whose accounts are terminated within 30 days of registration. Each month, an even higher percentage of free users become inactive and the vast majority of registered free users are not actively using our services. This is due to competition, the imposition of limitations on free services, changes in pricing plans and other factors. In addition, there may be significant overlap between NetZero's and Juno's active free user bases, so the actual combined active user base may be less than anticipated.

        We anticipate further significant reductions in our free user base if we implement additional restrictions on our free services. We may also, in the future, make additional changes to the terms or prices of our pay services, which may result in additional pay user attrition. If these or other factors result in the loss of a significant number of users, our business and financial results will suffer. We cannot assure you that we will be able to effectively retain users or generate enough new users to make up for lost users.

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

        Our ability to offer a value-priced pay service will be adversely impacted if users of our pay service use the Internet excessively. We price our standard offering based on the expectation that users will access the Internet for only a moderate number of hours each month. If the average monthly usage for our pay users exceeds our expectations, or if our average hourly telecommunications cost increases, we may not be able to operate our value-priced pay services profitably. We may have to impose hourly limits on our pay services or increase our standard pricing, either of which could adversely impact our ability to attract and retain users to our pay services or compete effectively.

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

Our business is highly dependent on our billing system, which is based on third-party software and internally developed software.

        We license from Portal the software necessary to operate our billing system. In addition, our billing system includes internally developed software. Customer billing is a highly complex process, and our billing system must efficiently interface with other third parties' systems such as the systems of credit card processing companies. Our ability to accurately and efficiently bill our subscribers is dependent on the successful operation of our billing system and third parties' systems, particularly our credit card processing vendor, upon which we rely. In addition, our ability to offer new pay services or alternative billing plans is dependent on our ability to customize our billing system. Issues associated with our billing system could cause a variety of problems including the failure to bill users on a timely basis, over-charging or under-charging users, inaccurate financial and customer data, credit card chargebacks, delays in new product or billing plan introductions and other billing-related errors. Such problems may lead to inaccurate reporting from time to time, which could adversely affect our business and financial results. We have experienced billing problems from time to time and may experience additional problems in the future. The failure of Portal to provide software upgrades and technical support, the failure of the Portal software or internally developed software to operate accurately, problems with our credit card processor or other billing vendors and any other failures or errors in our billing system could materially and adversely affect our business and financial results.

If we are unable to successfully integrate acquisitions into our operations, then we may not realize the benefits associated with such acquisitions and our financial condition and results of operations may be adversely affected.

        In September 2001 we completed the Merger. While a significant portion of the integration has been completed, additional efforts are ongoing and we cannot assure you that all integration efforts will be completed successfully. In November, we acquired certain assets of Bluelight.com's value-priced Internet access and e-mail service, and integration efforts are ongoing. We may acquire other companies or undertake other business combinations that can complement our current or planned business activities. We are currently evaluating the possibility of acquiring and integrating additional

ISPs offering pay services. Acquisitions may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring a business involves many risks, including:

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

        We have entered into a number of advertising agreements with third parties. The number of terminations or nonrenewals of various types of advertising contracts by our partners has increased. In particular, Internet companies have scaled back the resources devoted to advertising. In light of the concentration of our advertisers within the Internet industry, we expect that we will continue to experience a significant number of terminations or nonrenewals in the future.

        A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. Each of NetZero and Juno has previously experienced reductions in revenues from material customers. For example, LookSmart, General Motors and Cisco have been material customers of NetZero. The LookSmart agreement was terminated in January 2001 and the Cisco agreement was terminated in August 2001. NetZero was not able to replace either agreement with a comparable arrangement. During the three months ended September 30, 2002, General Motors represented approximately 37% of our advertising and commerce revenues. While we have a long-term relationship with General Motors, we have provided them with reductions in their advertising obligations in the past and may do so in the future. Our agreement with General Motors expires in December 2003. We can give no assurance that we will continue to derive the amount of revenues from General Motors that we currently do during the remainder of the agreement or that the agreement, when terminated, will be replaced by other arrangements which will generate comparable revenues.

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

        Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network services we require, and the majority of our telecommunications services are currently purchased from Level3 Communications LLC, ICG Telecom Group, Inc., and UUNET Technologies, Inc., a WorldCom company. Several vendors have ceased operations or ceased offering the services we require, causing us to switch vendors. In addition, several vendors are experiencing significant financial difficulties and may be unable to perform satisfactorily or to continue to offer their service. In particular, UUNET and StarNet, Inc. are in bankruptcy proceedings, and ICG Telecom Group recently emerged from bankruptcy proceedings. The loss of vendors has resulted, and may in the future result, in increased costs, decreased service quality and the loss of users. In particular, the failure of Level3 Communications, ICG Telecom Group or UUNET Technologies to continue to provide the scope, quality and pricing of services currently provided could materially and adversely affect our business. Certain of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors, and could choose to grant those competitors preferential network access or pricing. Many of our telecommunications providers compete, or have announced an intention to compete, with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, results of operations and financial condition.

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

  •
  loss of data or revenue;

  •
  injury to reputation; and

  •
  diversion of development resources.

        We have experienced some technical and customer support issues associated with our products and software releases. These issues have resulted in users discontinuing our service and have adversely impacted our revenues. A number of NetZero's and Juno's material technologies and systems, including their software client systems and ad-serving technologies, are based on different platforms. To the extent we attempt to integrate these technologies and systems, we may experience a number of difficulties, errors, failures and unanticipated costs. In addition, our internal operations are dependent upon software provided by Oracle. Any significant failure of this software could materially and adversely affect our business. We cannot assure you that we will not experience significant problems in the future.

We are dependent on third parties for technical support and customer service and our business may suffer if they are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us.

        Our business and financial results depend, in part, on the availability and quality of live technical and customer support services. We outsource most of these functions to ClientLogic Corporation pursuant to an agreement that terminates in June 2003. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that ClientLogic becomes unable or unwilling to offer these services to us. At times, users have experienced lengthy waiting periods to reach representatives trained to provide the technical or customer support they require. Maintaining desired customer support levels may require significantly more support personnel than are currently available to us, or significantly greater expense than we feel it is appropriate, or than we are able, to incur. If our relationship with ClientLogic terminates and we are unable to enter into a comparable arrangement with a replacement vendor, if our current vendor is unable to provide the quality and quantity of service required, or if we are unable to develop internally the additional customer service and technical support capacity we expect to need, our business and financial results will suffer. We use technical support staff in India in part for supporting our customers via email. If technical problems are encountered with communication to India, it may impair our ability to provide email support.

We cannot predict our future capital needs and we may not be able to secure additional financing.

        We may need to raise substantial additional funds in the future to fund our operations, for acquisitions of businesses or technologies or for other purposes. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or not available when required in sufficient amounts or on acceptable terms, we may not be able to devote sufficient cash resources to continue to provide our services in their current form, acquire additional users, enhance or expand our services, respond to competitive pressures or take advantage of perceived opportunities, and our business and financial results may suffer, or we could be forced to cease our operations entirely.

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

Seasonal trends in Internet usage and advertising sales may cause fluctuations in our business.

        Seasonal trends could affect our advertising revenues, user sign ups and our telecommunication costs. Decreased usage during seasonal periods could decrease advertising inventory and adversely impact advertising revenue. While increased usage due to seasonality may positively impact advertising revenue, it would also result in increased telecommunication costs for such period. In addition, the rate at which new users sign up for our services may vary during certain seasons and holiday periods. Because our operating history is so limited, it is difficult for us to accurately predict these trends and plan accordingly. It is possible that seasonality could result in significant fluctuations in our operating results.

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

        At September 30, 2002, approximately 41 million shares were outstanding and available for resale, subject to volume and manner of sale limitations applicable to affiliates under Rule 144. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

We have anti-takeover provisions that may make it difficult for a third party to acquire us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We maintain a short-term investment portfolio consisting of commercial paper, U.S. Government or U.S. Government Agency obligations and money market funds. The minimum long-term rating is A and if a long-term rating is not available we require a short-term credit rating of A1 and P1. Increases and decreases in short-term interest rates could have a material impact on interest income from our investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

        Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion.

        There have been no significant changes in the Company's internal controls, or in other factors that could significantly affect the Company's internal controls, subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There have been no material developments in the legal proceedings discussed in our Annual Report on Form 10-K filed with the SEC on September 30, 2002 and, as of the date of this Report, there are no new material legal proceedings to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

No.	Exhibit
3.1*	Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws
3.3**	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below).
4.1**	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B
10.1+	Amended and Restated Registration Rights Agreement
10.2+	Lease Agreement between Westlake Gardens and Registrant
10.3+	2001 Employee Stock Purchase Plan
10.4+	2001 Stock Incentive Plan
10.5+	2001 Supplemental Stock Incentive Plan
10.6+	Employment Agreement between the Registrant and Mark R. Goldston
10.7+	Amendment to Employment Agreement between the Registrant and Mark R. Goldston
10.8+	Stock Pledge Agreement between Registrant and Mark R. Goldston
10.9+	Note Secured by Stock Pledge Agreement made by Mark R. Goldston in favor of Registrant
10.10+	Employment Agreement between the Registrant and Charles S. Hilliard
10.11+	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard
10.12+	Stock Pledge Agreement between Registrant and Charles S. Hilliard
10.13+	Note Secured by Stock Pledge Agreement made by Charles S. Hilliard in favor of Registrant
10.14+	Employment Agreement between the Registrant and Frederic A. Randall, Jr.

10.15+	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.16+	Employment Agreement between the Registrant and Brian Woods
10.17+	Amendment to Employment Agreement between the Registrant and Brian Woods
10.18++	Form of Note Secured by Stock Pledge Agreement made by certain officers of the Company in favor of Registrant
10.20++	Form of Restricted Stock Purchase Agreement between Registrant and certain officers of the Company
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UNITED ONLINE, INC. (REGISTRANT)
Dated: November 8, 2002	By:	/s/ CHARLES S. HILLIARD Charles S. Hilliard Executive Vice President, Finance and Chief Financial Officer
Dated: November 8, 2002	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Senior Vice President, Finance, Treasurer and Chief Accounting Officer

Certification of Chief Executive Officer Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Mark R. Goldston, Chairman, Chief Executive Officer and President of United Online, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of United Online, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002
/s/ MARK R. GOLDSTON
Mark R. Goldston Chairman, Chief Executive Officer and President

Certification of Chief Financial Officer Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Charles S. Hilliard, Executive Vice President, Finance and Chief Financial Officer of United Online, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of United Online, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002
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
10.1+	Amended and Restated Registration Rights Agreement
10.2+	Lease Agreement between Westlake Gardens and Registrant
10.3+	2001 Employee Stock Purchase Plan
10.4+	2001 Stock Incentive Plan
10.5+	2001 Supplemental Stock Incentive Plan
10.6+	Employment Agreement between the Registrant and Mark R. Goldston
10.7+	Amendment to Employment Agreement between the Registrant and Mark R. Goldston
10.8+	Stock Pledge Agreement between Registrant and Mark R. Goldston
10.9+	Note Secured by Stock Pledge Agreement made by Mark R. Goldston in favor of Registrant
10.10+	Employment Agreement between the Registrant and Charles S. Hilliard
10.11+	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard
10.12+	Stock Pledge Agreement between Registrant and Charles S. Hilliard
10.13+	Note Secured by Stock Pledge Agreement made by Charles S. Hilliard in favor of Registrant
10.14+	Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.15+	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.16+	Employment Agreement between the Registrant and Brian Woods
10.17+	Amendment to Employment Agreement between the Registrant and Brian Woods
10.18++	Form of Note Secured by Stock Pledge Agreement made by certain officers of the Company in favor of Registrant
10.19++	Form of Stock Pledge Agreement between Registrant and certain officers of the Company
10.20++	Form of Restricted Stock Purchase Agreement between Registrant and certain officers of the Company
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
UNITED ONLINE, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
UNITED ONLINE, INC. UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in thousands, except per share amounts)
UNITED ONLINE, INC. UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
UNITED ONLINE, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Historical Three Months Ended September 30, 2002 Compared to the Pro Forma Three Months Ended September 30, 2001
Historical Consolidated Results of Operations
Historical Three Months Ended September 30, 2002 Compared to the Historical Three Months Ended September 30, 2001
RISK FACTORS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
INDEX TO EXHIBITS