Form 10-Q
period 2002-12-31
UNITED ONLINE INC
filed 2003-02-10
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-33367

UNITED ONLINE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0575839 (I.R.S Employer Identification No.)
2555 Townsgate Road, Westlake Village, California (Address of principal executive office)	91361 (Zip Code)
(805) 418-2000 (Registrant's telephone number, including area code)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 41,783,355 shares of the registrant's common stock outstanding as of January 31, 2003.

        In this document, "United Online," the "Company," "we," "us" and "our" collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2002	June 30, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,301	$41,543
Short-term investments	96,479	97,812
Restricted cash	111	5,880
Accounts receivable, net	11,312	7,977
Other current assets	5,396	3,577

Total current assets	176,599	156,789
Property and equipment, net	13,303	16,500
Restricted cash	700	305
Goodwill	10,940	10,940
Intangible assets, net	46,581	47,179
Other assets	1,668	1,880

Total assets	$249,791	$233,593

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,906	$21,575
Accrued liabilities	13,120	11,212
Deferred revenue	20,157	18,815
Capital leases	748	3,205

Total current liabilities	59,931	54,807
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock	4	4
Additional paid-in capital	542,408	539,626
Notes receivable from stockholders	(1,558)	(1,575)
Deferred stock-based charges	(42)	(107)
Accumulated other comprehensive income	2,989	1,015
Accumulated deficit	(353,941)	(360,177)

Total stockholders' equity	189,860	178,786

Total liabilities and stockholders' equity	$249,791	$233,593

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenues:
Billable services	$58,149	$41,035	$109,343	$48,698
Advertising and commerce	7,651	7,012	14,525	13,457

Total revenues	65,800	48,047	123,868	62,155

Operating expenses:
Cost of billable services (including stock-based charges, see Note 9)	21,990	23,265	42,690	31,542
Cost of free services (including stock-based charges, see Note 9)	3,161	8,722	6,897	21,978
Sales and marketing (including stock-based charges, see Note 9)	19,863	10,059	36,530	13,998
Product development (including stock-based charges, see Note 9)	5,740	7,418	11,661	12,081
General and administrative (including stock-based charges, see Note 9)	7,087	9,151	12,740	17,164
Amortization of intangible assets	3,798	4,685	8,483	4,786
Restructuring charges	—	2,075	—	2,435

Total operating expenses	61,639	65,375	119,001	103,984

Income (loss) from operations	4,161	(17,328)	4,867	(41,829)
Interest income, net	1,073	1,585	2,061	2,943
Other income, net	—	—	—	1,007

Income (loss) before income taxes	5,234	(15,743)	6,928	(37,879)
Provision for income taxes	523	—	692	—

Net income (loss)	$4,711	$(15,743)	$6,236	$(37,879)

Unrealized gain (loss) on short-term investments, net of tax	139	(463)	1,974	(355)

Comprehensive income (loss)	$4,850	$(16,206)	$8,210	$(38,234)

Net income (loss) per share—basic	$0.12	$(0.41)	$0.15	$(1.19)

Net income (loss) per share—diluted	$0.11	$(0.41)	$0.14	$(1.19)

Shares used to calculate basic net income (loss) per share	40,937	38,863	40,553	31,795

Shares used to calculate diluted net income (loss) per share	44,563	38,863	44,119	31,795

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$6,236	$(37,879)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	14,869	14,067
Stock-based charges	65	3,565
Other	597	(243)
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Restricted cash	5,374	9,150
Accounts receivable	(1,724)	2,910
Other assets	(1,606)	2,130
Accounts payable and accrued liabilities	5,426	(17,533)
Deferred revenue	298	3,220

Net cash provided by (used for) operating activities	29,535	(20,613)

Cash flows from investing activities:
Purchases of property and equipment	(2,633)	(436)
Purchases of patent rights	—	(18)
Purchases of short-term investments	(26,818)	(34,605)
Proceeds from maturities of short-term investments	29,945	27,945
Proceeds from sales of assets, net	—	1,190
Cash paid for acquisitions, net of cash acquired	(8,388)	32,307

Net cash provided by (used for) investing activities	(7,894)	26,383

Cash flows from financing activities:
Payments on capital leases	(2,306)	(2,581)
Payments on notes payable	—	(1,952)
Repayment of notes receivable from stockholders	56	—
Proceeds from employee stock purchase plan	843	111
Proceeds from exercise of stock options	3,689	—
Repurchases of common stock and option shares exercised	(2,165)	(1,088)

Net cash provided by (used for) financing activities	117	(5,510)

Change in cash and cash equivalents	21,758	260
Cash and cash equivalents, beginning of period	41,543	60,087

Cash and cash equivalents, end of period	$63,301	$60,347

Supplemental disclosure of non cash investing and financing activities:
Issuance of common stock and options assumed for acquisitions	$—	$81,266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ONLINE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business.

        United Online, Inc. ("United Online" or the "Company") is a leading Internet Service Provider ("ISP"). The Company, under the NetZero, Juno and BlueLight Internet brand names, offers consumers value-priced Internet access and e-mail. United Online also offers consumers free Internet access under the NetZero and Juno brands. In addition to offering consumers access to the Internet, United Online offers marketers a variety of online advertising products, including online market research and measurement services. The Company is headquartered in Westlake Village, California, with additional offices in New York City, San Francisco and Hyderabad, India.

        United Online was incorporated in Delaware in June 2001 and was formed in connection with the merger of NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno") into two of United Online's wholly-owned subsidiaries, which was consummated on September 25, 2001 (the "Merger"). The Merger was accounted for under the purchase method of accounting and NetZero was the acquiror for financial accounting purposes and the Company's predecessor for financial reporting purposes. As a result of the Merger, NetZero and Juno each became wholly-owned subsidiaries of United Online. On November 4, 2002, the Company, through its wholly-owned NetBrand subsidiary, acquired the Internet access assets of BlueLight.com LLC ("BlueLight").

        From inception through the fiscal year ended June 30, 2002, the Company and NetZero, as the Company's predecessor, have incurred losses from operations and have reported negative annual operating cash flows. As of December 31, 2002, the Company had an accumulated deficit of $353.9 million, cash and cash equivalents of $63.3 million and short-term investments of $96.5 million. The Company has no material financial commitments other than for capital and operating lease agreements and telecommunications and marketing services agreements. The Company believes that its existing cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through at least the next twelve months. However, additional capital may be needed in order to fund the Company's operations, expand marketing activities, develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. If the Company's existing cash resources and cash generated from operations are insufficient, additional capital through public or private financings, strategic relationships or other arrangements will be necessary. This additional funding might not be available on acceptable terms, or at all. Failure to raise sufficient capital when needed could have a material adverse effect on the business, results of operations and financial condition of the Company. If additional funds are raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders will be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of the common stockholders.

2. Basis of Presentation.

        The consolidated financial statements and notes for the three and six months ended December 31, 2002 reflect the consolidated results of United Online, including the results of BlueLight subsequent to its acquisition. The consolidated financial statements and notes for the six months ended December 31, 2001 reflect the financial results of NetZero prior to September 25, 2001, as predecessor to United Online. As a result, the operating results presented for the six months ended December 31, 2001 exclude the results of Juno prior to the Merger. In addition, since the operating results for the six months ended December 31, 2001 only include Juno's results subsequent to the Merger, the results do not reflect the additional amortization expense that would have been incurred if the Merger had occurred at the beginning of fiscal 2002.

        The accompanying consolidated financial statements are unaudited except for the balance sheet information at June 30, 2002 and include United Online and its wholly-owned subsidiaries. The Company's interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation, have been included. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended June 30, 2002 included in the Company's Annual Report on Form 10-K filed on September 30, 2002 with the SEC.

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

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The adoption of

SFAS No. 146 in the third quarter of fiscal 2003 will not have any impact on the Company's financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, SFAS No. 148 will not have any impact on the Company's financial position, results of operations or cash flows.

4. Income Taxes.

        For the three and six months ended December 31, 2002, the Company recorded a provision for income taxes of $0.5 million and $0.7 million, respectively, for California state income taxes. In September 2002, the State of California enacted legislation that suspends the utilization of net operating loss carryforwards to offset current taxable income for a two-year period beginning in fiscal 2003, which required the Company to record a California state income tax provision for the period. For federal income tax purposes, pre-tax income for the period was fully offset by net operating loss carryforwards. Because the benefit of net operating loss carryforwards was not recognized in prior periods, such benefit is recognized in the current period and, as a result, no federal income tax provision has been recorded.

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

BlueLight

        On November 4, 2002, the Company acquired the Internet access assets of BlueLight. The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The primary reason for the acquisition was to acquire BlueLight's pay subscriber base in order to accelerate the Company's pay user growth and leverage its operating and cost infrastructure.

        The purchase price of approximately $8.4 million, including $0.1 million of acquisition-related costs, was paid in cash and allocated to the assets acquired based on their estimated fair values, including identifiable intangible assets. The following table summarizes the net assets acquired in connection with the acquisition (in thousands):

Asset Description	Estimated Fair Value	Estimated Amortizable Life
Net tangible assets acquired:
Accounts receivable	$1,611
Property and equipment	585
Accounts payable	(649)
Deferred service liabilities	(1,044)

Total net tangible assets acquired	503

Intangible assets acquired:
Pay subscriber base	7,500	4 years
Proprietary rights	235	3 years
Software and technology	150	2.5 years

Total intangible assets acquired	7,885

Total purchase price	$8,388

        The weighted average amortizable life of all acquired intangible assets is 3.9 years.

        The following summarized unaudited pro forma financial information for the six months ended December 31, 2001 assumes that the Merger had occurred at the beginning of the period presented (in thousands, except per share amounts). The information excludes the acquisition of the Internet access assets of BlueLight since the pro forma effect of that transaction is immaterial.

Six Months Ended December 31, 2001
(unaudited)
Revenues	$90,063
Net loss	$(39,621)
Net loss per share	$(1.02)

6. Short-Term Investments.

        Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days from the date of purchase. The Company has invested primarily in U.S. commercial paper, all of which have a minimum investment rating of A, and government agency notes. The Company had no realized gains or losses from the sale of investments for the three and six month periods ended December 31, 2002.

        Short-term investments as of December 31, 2002 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$38,294	$1,372	$(25)	$39,641
Government agencies	55,032	1,808	(2)	56,838

Total	$93,326	$3,180	$(27)	$96,479

        Gross unrealized gains and gross unrealized losses are presented net of tax in accumulated other comprehensive income on the consolidated balance sheet.

7. Concentration of Credit Risk.

        At December 31, 2002, two customers comprised approximately 18% and 15%, respectively, of the consolidated accounts receivable balance. At June 30, 2002, one customer comprised approximately 21% of the consolidated accounts receivable balance.

        For the three and six months ended December 31, 2002 and 2001, we did not have any individual customer that comprised more than 10% of total revenues.

8. Net Income (Loss) per Share.

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Numerator:
Net income (loss)	$4,711	$(15,743)	$6,236	$(37,879)

Denominator:
Weighted average common shares—basic	41,246	39,965	40,921	33,031
Adjustment for weighted average common shares subject to repurchase	(309)	(1,102)	(368)	(1,236)

Adjusted weighted average common shares—basic	40,937	38,863	40,553	31,795

Effect of dilutive securities:
Stock options, restricted shares, warrants and employee stock purchase plan shares	3,626	—	3,566	—

Weighted average common shares—diluted	44,563	38,863	44,119	31,795

Net income (loss) per share—basic	$0.12	$(0.41)	$0.15	$(1.19)

Net income (loss) per share—diluted	$0.11	$(0.41)	$0.14	$(1.19)

        The diluted per share computations exclude unvested options, restricted shares, warrants and employee stock purchase plan shares which are antidilutive. The number of antidilutive options excluded from the diluted net income per share calculation for the three and six months ended December 31, 2002 is 1.4 million and 1.7 million, respectively. The number of antidilutive options, restricted shares, warrants and employee stock purchase plan shares excluded from the net loss per share calculation for the three and six months ended December 31, 2001 is 9.5 million and 10.3 million, respectively. As of December 31, 2002, there were approximately 8.7 million options outstanding with a weighted average exercise price of $11.55 per share.

9. Stock-based Charges.

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company's stock and the exercise price on the date of grant.

        The following table summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Operating expenses:
Cost of billable services	$2	$52	$4	$67
Cost of free services	—	27	—	60
Sales and marketing	5	238	12	(154)
Product development	2	569	4	893
General and administrative	20	1,638	45	2,699

Total stock-based charges	$29	$2,524	$65	$3,565

10. Litigation.

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

        In May 2001, a complaint was filed against Juno alleging that Juno was unjustly enriched and deceived consumers by: (a) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (b) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. The plaintiff is seeking class certification and unspecified compensatory damages. Juno filed a motion to dismiss the complaint for failure to state a claim. On November 29, 2002 the court issued a ruling granting Juno's motion to dismiss in part and denying the motion in part. Plaintiff filed an amended complaint in accordance with the court's ruling. Juno has filed an answer denying the material allegations of the amended complaint and asserting certain affirmative defenses.

        In August 2001, Juno commenced a proceeding against Smart World Technologies, LLC, or "Freewwweb," a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. In this action, Juno is seeking a declaratory judgment as well as monetary damages against Freewwweb. In June 2000, Juno entered into a subscriber referral agreement with Freewwweb under which Juno was obligated to pay certain amounts based on the number of "Qualified Referred Subscribers" generated by referral activities specified in the agreement. A new Juno subscriber referred to Juno by Freewwweb was considered a Qualified Referred Subscriber if he or she met certain qualification criteria defined in the subscriber referral agreement. Under the terms of the agreement, Juno has the right to settle a portion of the liabilities incurred in connection with acquiring the Qualified Referred Subscribers through the issuance of shares of its common stock. Freewwweb filed a claim against Juno asserting that Juno is obligated to pay Freewwweb an amount in excess of $80 million under the terms of its agreement with Juno. Juno has requested that the court rule on this issue, and is seeking unspecified monetary damages against Freewwweb. In connection with the Freewwweb bankruptcy proceeding, WorldCom provided telecommunications services to Freewwweb. Juno is required to pay WorldCom certain amounts owing for such services, although Juno and WorldCom are in disagreement as to the amounts owing, with WorldCom claiming in excess of $1 million and Juno claiming less than $300,000. At a status conference held on October 23, 2002, the court ordered the parties to participate in a court sponsored non-binding mediation of all outstanding issues. The mediation date has been scheduled for March 5, 2003. At December 31, 2002, the Company had liabilities recorded of approximately $5.0 million as an estimate of the amounts for which it believes the WorldCom and Freewwweb claims will be resolved. There can be no assurance that the outcome of the litigation will be positive or that the Company will not be required to pay Freewwweb and WorldCom an amount in excess of the amount currently reserved.

        In November 2001, a complaint was filed against Juno, NetZero and United Online, alleging breach of contract, fraud and unjust enrichment arising out of an agreement between Juno and Activeworlds for advertising, distribution and other services. Specifically, the plaintiff alleges that Juno failed to advise of a planned change in Juno's business policy that had an adverse impact on the value of the agreement to the plaintiff. The plaintiff is seeking damages in excess of $500,000, plus punitive damages and other relief. Juno has filed its answer denying the material allegations of the complaint and asserting certain affirmative defenses.

        In January 2002, a nationwide class action lawsuit was filed against United Online, NetZero and Juno alleging unlawful, unfair or deceptive business practices. The plaintiffs allege that the defendants used misleading marketing and promotional materials regarding their billable Internet access services. The plaintiffs are seeking injunctive relief, restitution, disgorgement of profits, the establishment of a constructive trust and attorneys' fees. The Company filed a demurrer to the complaint, which the court granted in part and denied in part. The plaintiffs filed an amended complaint in August 2002, naming only United Online and NetZero as defendants. The Company has filed an answer denying the material allegations of the amended complaint and asserting certain affirmative defenses. The parties are currently engaged in settlement discussions. The parties have agreed to participate with the court in a non-binding mediation of certain issues relating to the settlement, to be conducted on March 4, 2003. The Company has established a reserve for such litigation.

        In September 2002, Sprint filed a lawsuit against Juno for amounts allegedly due under an agreement between the parties for the provision of certain dial-up access and other services. The plaintiff is seeking damages of $550,000 plus costs. Juno has filed an answer denying the material allegations of the complaint and asserting certain counterclaims and affirmative defenses.

        In December 2002, a complaint was filed against Juno alleging that Juno was unjustly enriched and deceived consumers by: (a) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (b) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. The plaintiff is seeking class certification and unspecified compensatory damages. Juno will respond to the complaint on or before March 17, 2003.

        The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, the results of litigation are inherently uncertain and the Company can provide no assurance that the Company's financial position, results of operations or cash flows will not be materially and adversely impacted by the results of such proceedings. The Company is unable to estimate the range of possible loss from outstanding litigation and, other than the reserves discussed above, no amounts have been provided for in our consolidated financial statements. There is no assurance the reserves that have been established are sufficient to cover the possible losses from outstanding litigation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as "anticipate," "expect," "intend," "plan," "believe," "may," "will" or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about our user base, the advertising market, the dial-up Internet access market, operating expenses and operating efficiencies, income, revenues, capital requirements, the impact of inflation and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The sections entitled "Risk Factors" in this Form 10-Q, our Annual Report on Form 10-K as filed with the SEC on September 30, 2002 and our other filings with the SEC set forth some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

Overview

        United Online commenced operations on September 25, 2001, following the merger of NetZero and Juno into two of its wholly-owned subsidiaries (the "Merger"). The Merger was accounted for under the purchase method of accounting for business combinations as an acquisition of Juno by NetZero, which is considered the predecessor company to United Online. On November 4, 2002, we acquired the Internet access assets of BlueLight.com LLC ("BlueLight"). Our financial results include Juno's results since the date of the Merger and BlueLight's results since the date we acquired such assets.

        We are a leading Internet Service Provider ("ISP") offering consumers free and value-priced Internet access and e-mail. Our Internet services, currently offered through the NetZero, Juno and BlueLight Internet brands, are available in more than 6,000 cities across the United States and Canada. In addition, we offer marketers numerous online advertising products as well as online market research and measurement services. At December 31, 2002, we had approximately 2.18 million subscribers to our pay services and approximately 5.0 million active users, including pay users. "Active" users include all pay users and those free users who have logged onto our services during the preceding 31-day period.

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

        Juno started offering fee-based Internet services in 1998, NetZero started offering fee-based Internet services in January 2001 and we acquired the fee-based Internet access assets of BlueLight in November 2002. NetZero's, Juno's and BlueLight's current fee-based Internet services are offered through various pricing plans, generally $9.95 per month. The NetZero and Juno pay services differ from their respective free services in that hourly and other limitations set for the free services do not apply, and the services feature small toolbars without a persistent on-screen advertising banner. BlueLight does not currently offer free services.

        As a result of imposing limitations on our free services and focusing our marketing on our pay services, we have experienced increases in our pay user base and decreases in our active free user base.

We may experience, in the future, periodic fluctuations in our pay user base as a result of a number of factors including, but not limited to, the imposition of additional limitations on our free services; changes in our free services user base; promotional free trial periods of our pay services; increases or decreases in our marketing expenditures; acquisitions; competitive factors, including competition in the value-priced segment of the ISP market; the effects of customer churn and seasonality; and changes in the prices of our billable services plans. Our active free user base may continue to decrease and may fluctuate as a result of a number of factors including, but not limited to, changes to the limitations imposed on our free services and the extent to which we market our free services.

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

Billable Services Revenues

        We provide billable dial-up Internet access services under a number of pricing plans, generally ranging from $1.95 to $29.95 per month. Currently, the most common pricing plan for our basic dial-up access services is $9.95 per month. We have experimented with the use of a variety of pricing plans both in connection with offers extended to some of our existing users and through external marketing channels. We may continue testing a variety of pricing plans in the future to determine their impact on profitability, pay user acquisition, conversion rates of free users to pay and pay user retention rates. We intend to continually evaluate the desirability and effectiveness of our pricing plans and may, in the future, make changes to these plans. We may also offer promotions such as a free month of service or a discounted rate for an initial or prepaid period, as well as a wide range of discounted flat-rate plans. Future changes in our pricing plans and promotional discounts may adversely impact the number of pay users and the amount of billable services revenues we receive from such users.

        Billable services revenues may fluctuate from period-to-period primarily as a result of changes in the average number of pay users. Average number of pay users is calculated based on the number of pay users at the beginning and end of such period. We may also experience periodic fluctuations in billable services revenues as a result of fluctuations from period-to-period in the average monthly revenue per user. Average monthly revenue per user is calculated by dividing billable services revenues for a period by the average number of pay users for that period, calculated based on the number of pay users at the beginning and end of such period. Average monthly revenue per user may fluctuate due to a variety of factors, including but not limited to, the use of discounted pricing plans, the use of promotions such as a free month of service and the timing of pay users joining and leaving our services during the period.

Advertising and Commerce Revenues

        Our advertising and commerce revenues consist of fees from the placement of media, direct marketing agreements, referring our users to partners' Web sites and enabling customer registrations for partners. We also generate revenues from our online market research and measurement services. Our advertising and commerce revenues are generated from both our pay and free users.

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

        Due to market forces and other factors, our advertising and commerce revenues have in the past fluctuated, and may continue to fluctuate from period-to-period. In the past, we have experienced sequential quarters of decreased advertising and commerce revenues, and we cannot assure you that we will not experience decreased advertising and commerce revenues in future periods. Factors impacting our advertising and commerce revenues include, but are not limited to, the state of the online advertising market, changes in orders from significant customers, increases or decreases in our active user base, limitations on our free services and reductions in advertising inventory available for sale. Limitations on our free services have adversely impacted our volume of advertising inventory.

        In general, we do not enter into barter transactions. There is no barter revenue in our revenues for the three and six months ended December 31, 2002 and 2001.

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

Cost of Free Services

        Cost of free services includes costs that have been allocated to free services based on the aggregate hourly usage of our free users as a percentage of total hourly usage of both our free and pay users. Allocated costs consist primarily of telecommunications costs, personnel and related overhead costs associated with operating our network and data centers, and depreciation of network computers and equipment. In addition, cost of free services includes certain direct costs incurred in providing technical and customer support to our free users.

Sales and Marketing

        Sales and marketing expenses include advertising and promotion expenses, compensation, sales commissions, employee benefits, travel and related expenses for our direct sales force and telemarketing costs incurred to acquire and retain pay users. We have expended significant amounts on sales and marketing, including national branding campaigns comprised of television, sponsorships, radio, outdoor and print advertising and a variety of other promotions. Marketing costs have, in the past, and may, in the future, fluctuate significantly from quarter-to-quarter. Marketing and advertising costs to promote our products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Production costs are expensed the first time the advertisement is aired. Media and agency costs are expensed when the advertising runs.

Product Development

        Product development expenses include expenses for the development of new or improved technologies and products, including compensation and related expenses for the software engineering department, as well as costs for contracted services, facilities, and equipment. Costs incurred by us to develop, enhance, manage, monitor and operate our software and services are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over their estimated useful lives, generally three years or less.

General and Administrative

        General and administrative expenses include compensation, employee benefits and expenses for executive, finance, legal, human resources and internal support personnel. In addition, general and administrative expenses include fees for professional services, non-income taxes and occupancy and other overhead-related costs, as well as the expenses incurred and credits received as a result of certain legal settlements.

Restructuring Charges

        Restructuring charges consist of employee severance costs, contract termination fees, lease exit costs and the write-off of leasehold improvements associated with terminated leases.

Amortization of Intangible Assets

        Amortization of intangible assets includes amortization of acquired subscribers, purchased technologies and other identifiable intangible assets. At December 31, 2002, we had approximately $46.6 million in identifiable intangible assets primarily resulting from the Merger and the acquisition of the Internet access assets of BlueLight. We expect to incur significant amortization expense in connection with our intangible assets in future periods. At December 31, 2002, we had approximately $10.9 million in goodwill resulting from the Merger. In accordance with the provisions set forth in Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill acquired in connection with the Merger is not being amortized.

Stock-based Charges

        We recorded deferred stock-based charges in connection with the grant of stock options and restricted stock to employees and the issuance of restricted shares of stock in connection with prior acquisitions, which are amortized over the vesting period of the applicable shares.

Interest Income, Net

        Interest income consists of earnings on our cash and cash equivalents, short-term investments and restricted cash. Interest expense consists of interest expense on capital leases and notes payable balances.

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

BlueLight

        On November 4, 2002, we acquired the Internet access assets of BlueLight. The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The primary reason for the acquisition was to acquire BlueLight's subscriber base in order to accelerate the Company's pay user growth and leverage its operating and cost infrastructure. At closing, BlueLight had approximately 174,000 pay users. Upon the close of the acquisition, BlueLight pay users were notified that their monthly service fee would increase to $9.95 from a monthly fee of $8.95, effective in the March 2003 quarter.

        The purchase price of approximately $8.4 million, including $0.1 million of acquisition-related costs, was paid in cash and allocated to the assets acquired based on their estimated fair values, including identifiable intangible assets. The following table summarizes the net assets acquired in connection with the acquisition (in thousands):

Asset Description	Estimated Fair Value	Estimated Amortizable Life
Net tangible assets acquired:
Accounts receivable	$1,611
Property and equipment	585
Accounts payable	(649)
Deferred service liabilities	(1,044)

Total net tangible assets acquired	503

Intangible assets acquired:
Pay subscriber base	7,500	4 years
Proprietary rights	235	3 years
Software and technology	150	2.5 years

Total intangible assets acquired	7,885

Total purchase price	$8,388

        The weighted average amortizable life of all acquired intangible assets is 3.9 years.

Critical Accounting Policies and Estimates

General

        Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets, income taxes and legal contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements.

Revenue Recognition

        We apply the provisions of SEC Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue related to our billable services and advertising products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

        Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. Our pay users generally pay in advance for their service by credit card and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from users are recorded on the balance sheet as deferred revenue. We offer alternative payment methods to credit cards for certain service plans. These alternative payment methods currently include payment by check, money order and payment via monthly phone bill. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

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

Impairment of Goodwill

        We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on July 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future operating results. For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, we operate in one principal business segment, a provider of Internet access services.

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

        In accordance with SFAS No. 142, we performed a transitional goodwill impairment test as of July 1, 2002 and concluded that, as of that date, there was no impairment of our $10.9 million of goodwill.

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

Legal Contingencies

        We are currently involved in certain legal proceedings, certain of which are discussed further elsewhere in this Form 10-Q. We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of loss. We have not recorded liabilities for some of our pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, we continually assess the potential liability related to all of our pending litigation. While we currently believe that the liabilities recorded on our balance sheet are sufficient to cover pending litigation for which an unfavorable outcome is probable and the amount of loss can be reasonably estimated, the outcome of litigation is inherently uncertain, and there can be no assurance that such estimates will be accurate.

Significant Financial Trends

        In September 2001 we acquired Juno, which added over 875,000 users to our pay user base. In October 2001 we implemented limitations on the NetZero free service, which resulted in a significant number of NetZero free users upgrading to pay services. Additionally, we shifted our marketing strategy to focus on the promotion of our pay services. These efforts resulted in a significant shift in our revenue base, from advertising and commerce revenues, to billable services revenues. For the six months ended December 31, 2002, we derived approximately 88% of our total revenue from billable services, compared to approximately 78% for the six months ended December 31, 2001. In November 2002, we acquired the Internet access assets of BlueLight, which added 174,000 users to our pay user base. We continue to focus on growing our pay user base and we may continue to derive an increasing percentage of our total revenue from billable services.

        Our net loss was $15.7 million for the quarter ended December 31, 2001 and decreased to a net loss of $7.3 million and $2.7 million for the quarters ended March 31, 2002 and June 30, 2002, respectively. Our net income was $1.5 million and $4.7 million for the quarters ended September 30, 2002 and December 31, 2002, respectively. Our results of operations have continued to improve as a result of increases in billable services revenues and pay users, decreases in cost of billable services as a percentage of billable services revenues and decreasing cost of free services, partially offset by increases in sales and marketing expenses. We currently anticipate that we will continue to increase our net income in the near term. However, any increase will depend on a number of factors including, but not limited to, growth in our pay user base, fluctuations in telecommunications costs, increased levels of marketing expenditures, acquisitions and resolution of outstanding legal contingencies, and there can be no assurance that net income will increase going forward.

        Our billable services revenues have increased as a result of an increase in the average number of pay users. Our pay user base has increased as a result of the Merger, the acquisition of the Internet access assets of BlueLight, usage and geographical limitations imposed on our free services during fiscal 2002, which resulted in a significant number of free users upgrading to our pay services, and an increase in marketing expenditures promoting our pay services. Due to decreases in our free user base, the aggregate number of free users who convert to pay users has been decreasing and, we believe, may continue to decrease. While we believe we can continue to grow our pay user base through traditional marketing activities, we cannot assure you that we will be able to do so.

        Cost of billable services as a percentage of billable services revenues has decreased as a result of decreased telecommunications costs, decreased customer billing and support costs per pay user and decreased depreciation expense. Telecommunications cost per hour has decreased as a result of improved capacity utilization and industry-wide price declines. We do not anticipate further significant decreases in average hourly telecommunications costs, and may experience increased hourly telecommunications costs in future periods, particularly if we expand our service coverage to additional areas where telecommunications costs are higher. Additionally, telecommunications costs may increase if we experience increased hourly usage per pay user, which we currently anticipate occurring during the March 2003 quarter. Customer billing and support costs per pay user decreased as a result of synergies gained through the consolidation of NetZero's and Juno's customer billing and support functions and we do not anticipate significant reductions in such costs per pay user in the future. Depreciation expense has decreased due to assets placed in service in fiscal 2000 becoming fully depreciated and lower levels of capital expenditures during the past two fiscal years versus fiscal 2000. We currently anticipate cost of billable services as a percentage of billable services revenues to stabilize or be slightly higher in the March 2003 quarter.

        Cost of free services has decreased as a result of hourly and geographical limitations that were imposed on our free service, which has resulted in a decrease in active free users and a decrease in the average monthly usage per user of our free services. We currently do not anticipate further significant decreases in costs of free services in future periods and cost of free services may increase in future periods.

        During fiscal 2002, we significantly decreased our level of spending on marketing from the level in fiscal 2001. However, we have been increasing our marketing expenditures on a sequential quarterly basis since the September 2001 quarter, and we currently anticipate increasing our marketing expenditures in the near term. Our future marketing expenditures may vary significantly from quarter-to-quarter, as many of our marketing commitments are short term in nature. We may choose to increase or decrease quarterly marketing expenditures in future periods, depending on a variety of factors, including the effectiveness of our marketing activities, changes in the number of pay users, and the impact of such activities on our operating results. Decreases in marketing expenditures may impact our ability to grow our pay user base.

Inflation

        We do not currently anticipate that inflation will have a material impact on our results of operations.

Results of Operations

        The consolidated results of operations reflect only the operating results of NetZero and its subsidiaries prior to September 25, 2001, as predecessor to United Online. These results reflect only the financial impact of the Merger subsequent to September 25, 2001 and the impact of the acquisition of the Internet access assets of BlueLight since November 4, 2002. The following table sets forth, for the periods presented, selected unaudited historical results of operations data:

Three and Six Months Ended December 31, 2002 Compared to
the Three and Six Months Ended December 31, 2001

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenues:
Billable services	$58,149	$41,035	$109,343	$48,698
Advertising and commerce	7,651	7,012	14,525	13,457

Total revenues	65,800	48,047	123,868	62,155

Operating expenses:
Cost of billable services	21,990	23,265	42,690	31,542
Cost of free services	3,161	8,722	6,897	21,978
Sales and marketing	19,863	10,059	36,530	13,998
Product development	5,740	7,418	11,661	12,081
General and administrative	7,087	9,151	12,740	17,164
Amortization of intangible assets	3,798	4,685	8,483	4,786
Restructuring charges	—	2,075	—	2,435

Total operating expenses	61,639	65,375	119,001	103,984

Income (loss) from operations	4,161	(17,328)	4,867	(41,829)
Interest income, net	1,073	1,585	2,061	2,943
Other income, net	—	—	—	1,007

Income (loss) before income taxes	5,234	(15,743)	6,928	(37,879)
Provision for income taxes	523	—	692	—

Net income (loss)	$4,711	$(15,743)	$6,236	$(37,879)

Revenues

Billable Services

        Billable services revenues increased by $17.1 million, or 42%, to $58.1 million for the three months ended December 31, 2002, compared to $41.0 million for the three months ended December 31, 2001. Billable services revenues increased as a result of an increase in our average number of pay users. Our average number of pay users were approximately 2.0 million during the quarter ended December 31, 2002, compared to 1.4 million during the quarter ended December 31, 2001. The increase in our average number of pay users is a result of free users upgrading to pay services, increased marketing of our pay services and the acquisition of approximately 174,000 pay users from BlueLight in November 2002. The increase in billable services revenues was partially offset by a decrease in average monthly revenue per user, which decreased as a result of the timing of pay users joining and leaving our pay services during the December 2002 and 2001 quarters.

        Billable services revenues increased by $60.6 million, or 124%, to $109.3 million for the six months ended December 31, 2002, compared to $48.7 million for the six months ended December 31, 2001. Billable services revenues increased as a result of an increase in our average number of pay users. Our average number of pay users were approximately 1.9 million during the six months ended December 31, 2002, compared to 0.8 million during the six months ended December 31, 2001. The increase in our average number of pay users is a result of the Merger in September 2001, which added over 875,000 users to our pay user base, free users upgrading to pay services, increased marketing of our pay services and the acquisition of approximately 174,000 pay users from BlueLight in November 2002. The increase in billable services revenues was partially offset by a decrease in average monthly revenue per user, which decreased as a result of the timing of pay users joining and leaving our pay services during the periods.

Advertising and Commerce

        Advertising and commerce revenues increased by $0.7 million, or 10%, to $7.7 million for the three months ended December 31, 2002, compared to $7.0 million for the three months ended December 31, 2001. Advertising and commerce revenues increased primarily as a result of higher advertising revenues generated from General Motors ("GM") and increased revenues from search fees. We derived approximately 36% of our advertising and commerce revenues for the three months ended December 31, 2002 from GM, compared to approximately 34% for the three months ended December 31, 2001. The increases were partially offset by decreased advertising inventory as a result of decrease in active free users.

        Advertising and commerce revenues increased by $1.0 million, or 7%, to $14.5 million for the six months ended December 31, 2002, compared to $13.5 million for the six months ended December 31, 2001. Advertising and commerce revenues increased primarily as a result of higher advertising revenues generated from GM and increased revenues from search fees. We derived approximately 36% of our advertising and commerce revenues for the six months ended December 31, 2002 from GM, compared to approximately 29% for the six months ended December 31, 2001. The increases were partially offset by decreased advertising inventory as a result of a decrease in active free users and a decrease in revenue from Cisco. Our agreement with Cisco was terminated in August 2001, and during the six months ended December 31, 2001, we generated approximately $0.9 million in revenues from Cisco.

Cost of Billable Services

        Cost of billable services decreased by $1.3 million, or 6%, to $22.0 million for the three months ended December 31, 2002, compared to $23.3 million for the three months ended December 31, 2001. Despite increased telecommunications costs as a result of an increase in the average number of pay users in the three months ended December 31, 2002, cost of billable services decreased as a result of a decrease in average hourly telecommunications costs from $0.12 for the three months ended December 31, 2001 to $0.09 for the three months ended December 31, 2002, a $1.7 million decrease in customer support and billing related costs and a $0.7 million decrease in depreciation costs allocated to billable services. Customer support and billing related costs decreased as a result of the consolidation of NetZero's and Juno's customer support and billing providers. Depreciation costs allocated to billable services decreased as a result of certain network related assets becoming fully depreciated in the September 2001 and December 2001 quarters. Average hourly telecommunications cost decreased due to improved capacity utilization and industry-wide price declines. These decreases were partially offset by a $0.6 million increase in network personnel and overhead related costs allocated to billable services due to an increase in telecommunications hours utilized by pay users as a percentage of total telecommunications hours purchased.

        Cost of billable services increased by $11.2 million, or 36%, to $42.7 million for the six months ended December 31, 2002, compared to $31.5 million for the six months ended December 31, 2001.

Cost of billable services increased as a result of a greater average number of users in the six months ended December 31, 2002, partially offset by a decrease in average hourly telecommunications costs from $0.12 for the six months ended December 31, 2001 to $0.10 for the six months ended December 31, 2002. The increase in average pay users resulted in a $9.1 million increase in telecommunications costs, a $1.9 million increase in network personnel and overhead-related costs allocated to pay services due to an increase in telecommunications hours utilized by pay users as a percentage of total telecommunications hours purchased, and a $0.3 million increase in customer billing and support costs. Average hourly telecommunications cost decreased due to improved capacity utilization and industry-wide price declines. The increase in cost of billable services was partially offset by a $0.2 million decrease in network depreciation allocated to billable services as a result of certain network related assets becoming fully depreciated in the September 2001 and December 2001 quarters.

Cost of Free Services

        Cost of free services decreased by $5.5 million, or 63%, to $3.2 million for the three months ended December 31, 2002, compared to $8.7 million for the three months ended December 31, 2001. The decrease is attributable to a decrease in the number of active free users and a decrease in average monthly usage per free user as a result of usage limitations imposed on our free services during October 2001. In addition, cost of free services decreased as a result of a decrease in average hourly telecommunications costs and a decrease in network depreciation, personnel and related overhead costs allocated to free services due to a decrease in telecommunications hours utilized by free users as a percentage of total telecommunications hours purchased. Our active free user base decreased 32% to approximately 2.8 million users as of December 31, 2002, compared to approximately 4.1 million users at December 31, 2001. Telecommunication hours related to our free user base decreased to 15%, as a percentage of total telecommunications hours purchased during the three months ended December 31, 2002, compared to 34% during the months ended December 31, 2001.

        Cost of free services decreased by $15.1 million, or 69%, to $6.9 million for the six months ended December 31, 2002, compared to $22.0 million for the six months ended December 31, 2001. The decrease is attributable to a decrease in the number of active free users and a decrease in average monthly usage per free user as a result of usage limitations imposed on our free services in October 2001, which also resulted in a decrease in the number of active free users. In addition, cost of free services decreased as a result of a decrease in average hourly telecommunications costs and a decrease in network depreciation, personnel and related overhead costs allocated to free services due to a decrease in telecommunications hours utilized by free users as a percentage of total telecommunications hours purchased. Telecommunication hours related to our free user base decreased to 16% as a percentage of total telecommunications hours purchased during the six months ended December 31, 2002, compared to 49% during the six months ended December 31, 2001.

Sales and Marketing

        Sales and marketing expenses increased by $9.8 million, or 97%, to $19.9 million for the three months ended December 31, 2002, compared to $10.1 million for the three months ended December 31, 2001. The increase is attributable to an increase in advertising and promotion costs of approximately $9.5 million as a result of our strategy to increase our pay user base through traditional marketing activities. Additionally, sales and marketing expenses increased as a result of a $0.5 million increase in telemarketing expenses related to customer acquisition and retention activities and a $0.3 million increase in occupancy-related expenses, which were partially offset by a $0.2 million decrease in stock-based charges, a $0.2 million decrease in overhead-related expenses and a $0.1 million decrease in personnel-related expenses.

        Sales and marketing expenses increased by $22.5 million, or 161%, to $36.5 million for the six months ended December 31, 2002, compared to $14.0 million for the six months ended December 31,

2001. The increase is attributable to an increase in advertising and promotion costs of approximately $20.2 million as a result of our strategy to increase our pay user base through traditional marketing activities. Additionally, sales and marketing expenses increased as a result of a $2.0 million increase in telemarketing expenses related to customer acquisition and retention activities, a $0.7 million increase in personnel-related expenses due to increased head count as a result of the Merger and a $0.2 million increase in stock-based charges. These increases were partially offset by a $0.5 million decrease in costs directly associated with NetZero's former RocketCash subsidiary, which was sold in August 2001.

Product Development

        Product development expenses decreased by $1.7 million, or 23%, to $5.7 million for the three months ended December 31, 2002, compared to $7.4 million for the three months ended December 31, 2001. The decrease was due to a $0.7 million net decrease in depreciation and overhead-related expenses as a result of efficiencies gained through the Merger, a $0.6 million decrease in stock-based charges as a result of the sale of our Simpli subsidiary in the June 2002 quarter, which resulted in the accelerated vesting of previously granted restricted stock awards, and a $0.3 million decrease in costs directly associated with NetZero's former RocketCash and Simpli subsidiaries and a $0.1 million decrease in personnel-related expenses.

        Product development expenses decreased by $0.4 million, or 3%, to $11.7 million for the six months ended December 31, 2002, compared to $12.1 million for the six months ended December 31, 2001. The decrease was due to a $0.9 million decrease in costs directly associated with NetZero's former RocketCash and Simpli subsidiaries, a $0.9 million decrease in stock-based charges as a result of the sale of our Simpli subsidiary in the June 2002 quarter and the accelerated vesting of certain previously issued stock options and restricted stock awards and a $0.7 million decrease in depreciation and overhead-related expenses. The decrease in product development expenses was partially offset by a $2.1 million increase in personnel-related expenses as a result of increased headcount, salaries and bonuses resulting from the Merger.

General and Administrative

        General and administrative expenses decreased by $2.1 million, or 23%, to $7.1 million for the three months ended December 31, 2002, compared to $9.2 million for the three months ended December 31, 2001. The decrease was due to a $1.6 million decrease in stock-based charges as a result of the accelerated vesting of certain previously issued stock options and restricted awards, a $1.0 million decrease in occupancy and overhead-related charges as a result of office consolidations and headcount reductions made in connection with the Merger and a $0.2 million decrease in costs directly associated with NetZero's former Simpli subsidiary. These decreases were partially offset by a $0.4 million increase in personnel-related expenses as a result of higher compensation costs and a $0.3 million increase in legal settlement-related costs.

        General and administrative expenses decreased by $4.5 million, or 26%, to $12.7 million for the six months ended December 31, 2002, compared to $17.2 million for the six months ended December 31, 2001. The decrease in general and administrative expenses is due to a $2.7 million decrease in stock-based charges as a result of the accelerated vesting of certain previously issued stock options and restricted stock awards, a $0.8 million decrease in costs directly associated with NetZero's former RocketCash and Simpli subsidiaries, a $0.7 million credit as a result of a favorable settlement of a contractual dispute with a former vendor and a $0.5 million decrease in consulting and professional fees as a result of the Merger and a net $0.3 million decrease in occupancy and overhead-related expenses as a result of the Merger. These decreases were partially offset by a $0.5 million increase in legal settlement-related costs.

Amortization of Intangible Assets

        Amortization of intangible assets decreased by $0.9 million to $3.8 million for the three months ended December 31, 2002, compared to $4.7 million for the three months ended December 31, 2001 as a result of certain acquired intangible assets from the Merger being fully amortized as of September 30, 2002, partially offset by an increase in amortization expense resulting from the $7.9 million of identifiable intangible assets acquired in connection the acquisition of the Internet access assets of BlueLight in November 2002.

        Amortization of intangible assets increased by $3.7 million to $8.5 million for the six months ended December 31, 2002, compared to $4.8 million for the six months ended December 31, 2001 as a result of the amortization of acquired intangible assets associated with the Merger in September 2001. Amortization of intangible assets related to these assets was not included in the results of operations prior to September 25, 2001. Additionally, amortization of intangibles increased as a result of the intangible assets acquired from the purchase of the Internet access assets of BlueLight in November 2002.

Restructuring Charges

        During the three months ended December 31, 2001, we recorded $2.1 million of restructuring charges, which consisted of $0.3 million in employee termination benefits and $1.8 million in lease exit costs, which includes a charge of approximately $0.8 million to write-off leasehold improvements associated with our former offices in New York. In an effort to streamline our operations in response to changing market conditions, we reduced our workforce by approximately 25 employees during the three months ended December 31, 2001. Of the 25 employees terminated, 18 were in general and administrative, 6 were in product development and 1 was in sales and marketing.

        During the six months ended December 31, 2001, we recorded $2.4 million of restructuring charges, which consisted of $0.6 million in employee termination benefits and $1.8 million in lease exit costs, which includes a charge of approximately $0.8 million to write-off leasehold improvements associated with our former offices in New York. In an effort to streamline our operations in response to changing market conditions, we reduced our workforce by approximately 93 employees during the six months ended December 31, 2001. Of the 93 employees terminated, 35 were in sales and marketing, 26 were in general and administrative, 23 were in product development, 6 were at RocketCash and 3 were in network operations.

Interest Income, Net

        Interest income, net decreased by $0.5 million, or 31%, to $1.1 million for the three months ended December 31, 2002, compared to $1.6 million for the three months ended December 31, 2001. Interest income, net decreased by $0.8 million, or 28%, to $2.1 million for the six months ended December 31, 2002, compared to $2.9 million for the six months ended December 31, 2001. The decrease in interest income is due to lower interest rates, partially offset by reduced interest expense as a result of a decrease in capital lease and notes payable balances.

Other Income, Net

        Other income, net for the six months ended December 31, 2001 was $1.0 million. In August 2001, we sold substantially all of the assets of RocketCash and recognized a gain of approximately $1.0 million.

Provision for Income Taxes

        For the three and six months ended December 31, 2002, we generated pre-tax income of $5.2 million and $6.9 million, respectively, and recorded a provision for income taxes of $0.5 million and $0.7 million, respectively for California state income tax purposes. In September 2002, the State of California enacted legislation that suspends our utilization of net operating loss carryforwards to offset current taxable income for a two-year period beginning in fiscal 2003. For federal income tax purposes, pre-tax income for the period was fully offset by net operating loss carryforwards. Because the benefit of net operating loss carryforwards was not recognized in prior periods, such benefit is recognized in the current period and no federal income tax provision has been recorded. For the three and six months ended December 31, 2001, we generated pre-tax losses of $15.7 million and $37.9 million, respectively, and recorded no provision for income taxes.

Liquidity and Capital Resources

        From inception to December 31, 2002, our operations have been financed primarily through the sale of equity securities and, to a lesser extent, cash generated from our billable services and advertising and commerce revenues, net cash acquired from acquisitions, and equipment lease financing. At December 31, 2002, we had approximately $159.8 million in cash, cash equivalents and short-term investments and approximately $0.8 million in restricted cash.

        Cash provided by (used for) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based charges and changes in working capital. For the six months ended December 31, 2002, net cash provided by operating activities was $29.5 million consisting of net income of $6.2 million adjusted for non-cash items of $15.5 million and a $7.8 million decrease in working capital and other activities. For the six months ended December 31, 2001, cash used for operating activities was $20.6 million consisting of net loss of $37.9 million adjusted for non-cash items of $17.4 million, partially offset by a $0.1 million increase in working capital and other activities.

        For the six months ended December 31, 2002, net cash used for investing activities was $7.9 million, consisting of cash paid for the acquisition of the Internet access assets of BlueLight of $8.4 million, purchases of property and equipment of $2.6 million, partially offset by net proceeds from the maturities of short-term investments of $3.1 million. For the six months ended December 31, 2001, net cash provided by investing activities was $26.4 million, consisting of $32.3 million of cash acquired from the acquisition of Juno, $1.2 million from the net proceeds from sales of assets, partially offset by net purchases of short-term investments of $6.7 million and purchases of property and equipment of $0.4 million.

        For the six months ended December 31, 2002, net cash provided by financing activities was $0.1 million, consisting of proceeds from exercises of stock options and employee stock purchase plan shares of $4.5 million and $0.1 million of repayments of notes receivable from stockholders, partially offset by payments on capital leases of $2.3 million and repurchases of common stock of $2.2 million. For the six months ended December 31, 2001, net cash used for financing activities was $5.5 million, consisting of $4.5 million of payments on capital leases and notes payable and $1.1 million of repurchases of common stock and option shares exercised, partially offset by proceeds from employee stock purchase plan shares of $0.1 million.

        In prior years, we invested significantly in our network infrastructure, software licenses, furniture, fixtures and equipment and may need to make further investments in the future. We anticipate that our annual capital expenditures will increase from $1.5 million in fiscal 2002 to approximately $5.5 to $6.0 million for fiscal 2003, of which approximately $2.6 million was expended during the six months ended December 31, 2002. The actual amount of capital expenditures may increase due to a number of factors, including new business initiatives, which are difficult to predict and could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. We intend to use our existing cash balances to fund any future operating losses, to repurchase outstanding common, to acquire complimentary services, businesses or technologies and to fund necessary future capital expenditures.

        We currently anticipate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. In the short-term, we do not anticipate the need for additional financing to fund our operating activities. However, we may raise additional capital for a variety of reasons including, without limitation, expanding our marketing activities, developing new or enhancing existing services or products to respond to competitive pressures, acquiring complementary services, businesses or technologies or funding unanticipated capital expenditures. If we need to raise additional capital through public or private financings, strategic relationships or other arrangements it might not be available to us on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on the business, financial condition, results of operations and cash flows. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

Financial Commitments

Operating Leases

        The Company leases its facilities and certain network equipment under operating leases expiring at various periods through 2010. The leases generally contain annual escalation provisions as well as renewal options. Future minimum lease payments under operating leases as of December 31, 2002 for the remainder of the fiscal year ending June 30, 2003 are $1.5 million.

        Future minimum lease payments under operating leases are as follows:

Year Ending June 30,
(in thousands)
2004	$2,686
2005	2,549
2006	2,451
2007	2,292
2008	2,117
Thereafter	2,612

Total	$14,707

Other Commitments

        Under the terms of several multi-year telecommunications services agreements with various service providers, we are currently contractually committed to purchase approximately $6.1 million for the remainder of the fiscal year ending June 30, 2003. We are currently contractually committed to purchase approximately $10.0 million, $5.0 million and $0.3 million in telecommunications services for the fiscal years ending June 30, 2004, 2005 and 2006, respectively. Under the terms of a marketing agreement, we are currently contractually committed to purchase $2.5 million and $3.5 million in advertising for the fiscal years ending June 30, 2003 and 2004, respectively.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The adoption of SFAS No. 142 in the first quarter of 2003 did not have an impact on our financial position, results of operations or cash flows.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and portions of APB Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 in the first quarter of fiscal 2003 did not have any impact on our financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The adoption of SFAS No. 146 in the third quarter of fiscal 2003 will not have any impact on our financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As we have elected not to change to the fair value based method of accounting for stock-based employee compensation, SFAS No. 148 will not have any impact on our financial position, results of operations or cash flows.

Future results of operations may vary due to certain factors.

        Our operating results may fluctuate substantially in the future as a result of a variety of factors, many of which are outside of our control, including those discussed elsewhere in this Form 10-Q. While we do not currently intend to significantly increase our operating expenses other than to increase our marketing expenses and to increase telecommunications expenses as necessary to service new users, we may increase other expenses and capital expenditures for a variety of reasons including, without limitation, unanticipated growth in our user base, enhancement of the features and functionality of our services, the development of new services and products, costs associated with integrating acquired companies, upgrading our internal network infrastructure, pursuing new distribution channels and hiring new personnel across all levels of the organization. Expenditures in each of these categories may vary significantly from period-to-period. While some expenses are fixed in the short-term, significant amounts of our operating expenses are determined on the basis of anticipated revenues. There are risks associated with the timing and achievement of revenue targets due to a variety of factors, and we cannot assure you that revenues will increase commensurately with expenses. As a result of these and other factors, operating results may vary substantially from quarter-to-quarter.

        Seasonal trends could affect both revenues and operating expenses. However, because our business model has changed and our operating history is limited, it is difficult to accurately predict these trends and plan accordingly. Since current period operating expenses may be based on expectations of future revenues, it is possible that seasonal fluctuations could materially and adversely affect our business, results of operations and financial condition.

        There are several other factors that may cause our quarter-to-quarter revenues to fluctuate significantly, including demand for online advertising, changes in advertising rates, increases or decreases in the pricing of our pay services, promotional discounts, fluctuations in our user count, and changes in orders from significant customers. These and other factors may cause significant fluctuations in our quarter-to-quarter revenues.

        We purchase the vast majority of our telecommunications resources from third parties. From time to time we have disputes with vendors regarding such services and the accuracy of the invoices for such services. The resolution of such disputes has resulted, and may in the future result, in adjustments in the current period to expenses that were recorded in prior periods, or an increase in expenses in the period of resolution. Our results of operations may be impacted by disputes with vendors and the timing of the resolution of such disputes.

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

        Our billable services revenues and financial results are dependent on the number of pay users on our services. Each month, an average of four-to-five percent of our pay users cancel their accounts or have their accounts terminated. These percentages do not include those users who sign-up directly for our pay services without previously using our free services, but whose accounts are terminated within 30 days of registration. Since the inception of our pay services, the number of new pay users signing up for our services has exceeded the number of users canceling their service, in part as a result of limitations imposed on our free services. Increasing our pay user base involves two components: gaining new pay users who have not previously used our free services and converting our free services users to our pay services. We have experienced, and may in the future experience, decreases in our free user base, which we believe will cause us to rely more heavily on acquiring more pay users that have not previously used our free services. In addition, as our pay user base grows, we are required to obtain an increasing number of pay users to replace the users who cancel their service. The dial-up ISP industry is maturing and the aggregate number of dial-up accounts in the United States is likely to decrease. There is significant competition for new pay users and we cannot assure you that we will achieve success in acquiring new pay users. The average cost to acquire a new pay user in our industry is significantly higher than we anticipate spending, and we cannot assure you that we will be able to acquire new pay users at a reasonable acquisition cost. If we experience decreases in the number of new pay users signing up for our pay services, our pay user base is likely to decrease, and our business, results of operations and financial position will be adversely impacted.

        We have previously experienced reductions in advertising and commerce revenues from significant customers and may experience additional reductions in the future. We derived approximately 36% of our advertising and commerce revenues and approximately 4% of our total revenues for the three and six months ended December 31, 2002 from our agreement with GM compared to approximately 34% and 29%, respectively, of advertising and commerce revenues and approximately 5% and 6%, respectively, of total revenues for the three and six months ended December 31, 2001. While we have had a long-term relationship with GM, our agreement with them expires in December 2003. They historically have been provided with reductions in their advertising commitments and may be provided additional reductions in the future. We can give no assurance that we will continue to derive the amount of anticipated advertising and commerce revenues from GM during the remainder of the term of the agreement. We do not anticipate that, following December 31, 2003, the agreement will be replaced by other arrangements, which will generate comparable revenues. The termination or renegotiation of agreements with significant customers, as well as the timing of orders under agreements with significant customers, may cause significant fluctuations in our quarterly advertising and commerce revenues. Our business, results of operations and financial condition may be materially and adversely affected if we are unable either to maintain or renew our agreements with significant customers or to replace such agreements with similar agreements with new customers.

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

        We achieved profitability in the September 2002 quarter, and we were profitable in the December 2002 quarter as well. However, both NetZero and Juno have a history of losses. NetZero incurred net losses of approximately $334.5 million from its inception in July 1997 through September 2001. Juno incurred net losses of approximately $191.3 million from its inception in June 1995 through September 2001. During the year ended June 30, 2002, United Online incurred a $47.8 million net loss. Although our goal is to increase revenues and profitability, we cannot assure you that we will be successful in doing so, or that we will maintain profitability. We may never be successful in implementing our business strategies or in addressing the risks and uncertainties facing our company. We cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis. If we fail to maintain or increase profitability, the market price for our common stock would suffer which may adversely affect our ability to raise capital and retain key employees.

Our business is subject to fluctuations that may negatively impact the price of our common stock.

        Our revenues, expenses and operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors including, without limitation, fluctuations in our pay and free user base, changes in the number of hours subscribers use our services, changes in our business model and service offerings, changes in the market for Internet advertising, the effect of significant contracts with advertisers and vendors, and fluctuations in marketing and telecommunications expenses. In addition, many of our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. We cannot assure you that we will achieve the expectations or projections made by our management. Furthermore, we may be unable to adjust spending quickly enough to offset any revenue shortfall, which may cause our business and financial results to suffer. Future results of operations may also vary for other reasons discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our market share and revenues will suffer if we are unable to compete effectively with established and new providers of dial-up and broadband Internet access services.

        Competition for users of Internet access services is intense. We compete with established online service and content providers, such as AOL Time Warner, CompuServe and The Microsoft Network; independent national ISPs, such as EarthLink; companies combining their resources to offer Internet services in conjunction with other services such as the agreement between Yahoo! and SBC Internet Services and the arrangement between AOL Time Warner and Walmart.com; national communications companies and local exchange carriers such as AT&T WorldNet, Quest Software, Inc. and Verizon; and cable companies such as Comcast Corporation, Cox Communications, Inc. and Adelphia Communications Corporation. We also compete with local telephone companies and regional and local commercial ISPs.

        While we believe our current product offerings compete primarily with other dial-up Internet access offerings, we also compete with broadband offerings. Our larger competitors offer both dial-up and broadband services. We offer broadband services on a limited basis pursuant to an agreement with Comcast Cable Communications, Inc. and we are uncertain whether we will offer broadband services on a more significant scale. We cannot assure you that we will be able to implement such a service successfully, that the service will be offered on other than a limited basis or that we will generate a significant number of subscribers to the service. Our failure to offer competitive broadband services on a significant scale will adversely impact our ability to compete for new users.

        We expect competition to continue to intensify. Historically, there has been significant growth in the number of new users establishing Internet access accounts. It is estimated that approximately 88% of the homes in the United States with computers as of December 2001 had some form of Internet access. As such, the number of dial-up accounts being established by new users is decreasing. In addition, we expect that the aggregate number of dial-up accounts in the United States will decrease in the future due to the growth in broadband services. In addition to offering broadband services, many of our competitors have significantly greater resources and larger marketing budgets and more advanced features and services, and they may offer competing services at a lower price. While many of our competitors price their standard services above our standard offering price, there are other competitors with lower pricing and we cannot assure you that we will be price competitive.

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

        Growth in our pay user base will be critical to our future success. Increasing our pay user base involves two components: converting our free service users to our pay service and gaining new pay users who have not previously used our free service. We have experienced, and may experience in the future, decreases in our free user base, which we believe will cause us to rely more heavily on signing up more pay users who have not previously used our free service. In addition, as our pay user base grows, we are required to obtain an increasing number of pay users to replace the users who cancel their service. We are competing directly with other pay service offerings and we cannot assure you we will achieve success in signing up new pay users. The average cost to acquire a pay user in our industry is significantly higher than we anticipate spending, and we cannot assure you that we will be able to acquire new pay users at a reasonable cost. If we experience decreases in our pay user base or increased costs in acquiring new pay users, our business, results of operations and financial position will be adversely impacted.

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

        Our business and financial results are dependent on the number of users of our services. Our number of active users has a significant impact on our ability to attract advertisers, the number of advertising impressions we have available to sell, and on how many pay service users we can potentially acquire by soliciting users of our free service. Our number of pay service users is critical to our ability to generate revenues. Each month, an average of four to five percent of our pay service users cancel their accounts or have their accounts terminated. These percentages do not include those users who sign up for our pay service without previously using our free service and whose accounts are terminated within 30 days of registration. Each month, an even higher percentage of free users becomes inactive and the vast majority of registered free users are not actively using our services. This is due to competition, the imposition of limitations on our free services, changes in pricing plans and other factors. In addition, there may be significant overlap between NetZero's and Juno's active free user bases, so the actual combined active user base may be less than anticipated.

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

        In September 2001 we completed the Merger. While the majority of the integration has been completed, additional efforts are ongoing and we cannot assure you that all integration efforts will be completed successfully. In November, we acquired certain assets of BlueLight's value-priced Internet access and e-mail service, and integration efforts are ongoing. We may acquire other companies or undertake other business combinations that can complement our current or planned business activities. We are currently evaluating the possibility of acquiring and integrating additional ISPs offering pay services. Acquisitions may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring a business involves many risks, including:

  •
  disruption of our ongoing business and diversion of resources and management time;

  •
  unforeseen obligations or liabilities;

  •
  difficulty assimilating the acquired customer bases, technologies, operations and personnel;

  •
  risks of entering markets in which we have little or no direct prior experience;

  •
  potential impairment of relationships with employees or users as a result of changes in management; and

  •
  potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of identifiable intangible assets.

        We cannot assure you that we will make any further acquisitions, that we will be able to obtain additional financing for such acquisitions, if necessary, or that any acquisitions will be successful.

We may not realize the benefits associated with our intangible assets.

        We also may not realize the benefits associated with our intangible assets, including those associated with acquisitions. During the quarter ended March 31, 2001, we determined the carrying value of certain assets was impaired using the undiscounted cash flow method and the market comparison method. An impairment charge relating to goodwill, intangible assets and other assets totaling approximately $48.6 million was recorded during the quarter, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. The impairment consisted of approximately $33.5 million for goodwill and approximately $15.1 million for other acquired intangible assets and other assets. We cannot assure you that we will not experience similar impairment losses related to the Merger or otherwise in the future. Any such loss could adversely and materially impact our results of operations and financial condition.

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

        If we are unsuccessful in maintaining and continuing to market our brands, we may not be able to grow or retain our user base. Promotion of our brands will depend on our success in providing high-quality Internet products and services. If our users and advertisers do not perceive our existing products and services as high quality, or if we introduce new products or services or enter into new business ventures that are not favorably received by our users and advertisers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace.

        Our marketing activities may be insufficient to increase or maintain the size of our subscriber base and may be insufficient to develop or maintain awareness of our services. We have relied on a variety of cash-intensive subscriber acquisition activities in the past, including the distribution of CD's, the acquisition of competitors, fee-based referral agreements and extensive advertising and promotions. While certain of these activities have been reduced, we could be required to incur significant marketing expenses to maintain or grow our user base, potentially resulting in increased user acquisition costs. If we incur costs in implementing marketing campaigns without generating sufficient new users, or if capital limitations or other factors prevent us from implementing marketing campaigns, or if marketing campaigns undertaken by competitors cause attrition in our user base, our business and financial results will suffer.

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

        A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. Each of NetZero and Juno has previously experienced reductions in revenues from material customers. For example, LookSmart, GM and Cisco have been material customers of NetZero. The LookSmart agreement was terminated in January 2001 and the Cisco agreement was terminated in August 2001. NetZero was not able to replace either agreement with a comparable arrangement. During the three and six months ended December 31, 2002, GM represented approximately 36% of our advertising and commerce revenues. While we have had a long-term relationship with GM, our agreement with them expires in December 2003. We have provided them with reductions in their advertising obligations in the past and may do so in the future. We can give no assurance that we will continue to derive the amount of revenues from GM that we currently do during the remainder of the agreement. We do not anticipate that, following December 2003, the agreement will be replaced by other arrangements which will generate comparable revenues.

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

        Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network services we require, and the majority of our telecommunications services are currently purchased from Leve13 Communications LLC, ICG Telecom Group, Inc., and UUNET Technologies, Inc., a WorldCom company. Several vendors have ceased operations or ceased offering the services we require, causing us to switch vendors. In addition, several vendors are experiencing significant financial difficulties and may be unable to perform satisfactorily or to continue to offer their service. In particular, UUNET and StarNet, Inc. are in bankruptcy proceedings, and ICG Telecom Group recently emerged from bankruptcy proceedings. The loss of vendors has resulted, and may in the future result, in increased costs, decreased service quality and the loss of users. In particular, the failure of Leve13 Communications, ICG Telecom Group or UUNET Technologies to continue to provide the scope, quality and pricing of services currently provided could materially and adversely affect our business. Certain of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors, and could choose to grant those competitors preferential network access or pricing. Many of our telecommunications providers compete, or have announced an intention to compete, with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, results of operations and financial condition.

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

        We do not offer Internet access in all areas. Many potential users may be unable to access our services through a point of presence that is within their local calling area. These users may be particularly reluctant to use our services to access the Internet due to the telecommunications charges that they would incur. We cannot be sure if or when additional infrastructure developments by our telecommunications providers will establish points of presence that cover these areas at costs acceptable to us.

If we fail to manage our telecommunications or our internal network capacities, our service levels may suffer or we may experience increased per-user costs.

        We will have to accurately anticipate our future telecommunications capacity needs within lead-time requirements. If we fail to procure sufficient quantities of telecommunications services, we may be unable to provide our users with acceptable service levels. We also run the risk of purchasing excessive amounts of telecommunications services. In that event, we would be required to bear the costs of excess telecommunications capacity without commensurate increases in revenues. We have experienced such overcapacity in the past, and we may experience overcapacity in the future. Our failure to effectively manage telecommunications costs would likely have a material adverse effect on our business, results of operations, financial position and cash flow.

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

We have had claims asserted against us in the past although we do not believe that any claims are material to our business.

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

        The future success of our business will depend on the security of our network and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, providers of customer support services and other vendors. In addition, the sending of "spam" through our network could result in third parties asserting claims against us. Unauthorized or inappropriate access to our computer systems, including by current or former employees, could potentially jeopardize the security of confidential information, including credit card information, and that could cause losses to our users or us. Users or third parties may also potentially expose us to liability by "identity theft." Users or others may assert claims of liability against us as a result of any failure by us to prevent these network malfunctions and security breaches. Although we intend to use industry-standard security measures, such measures have been circumvented in the past, and we cannot assure you that these measures will not be circumvented in the future. We also cannot assure you that the security measures of our third-party network providers, providers of customer support services or other vendors will be adequate. In addition to potential legal liability as a result of computer viruses or other inappropriate uses or security breaches, we may have to interrupt, delay, or temporarily cease service to our users, which could have a material adverse effect on our revenues and could also result in increased user turnover.

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

        The software and hardware used to operate and provide our services is complex and may contain undetected errors or failures. We have in the past encountered, and may in the future encounter, errors in the software or hardware used to operate our business and provide our services. This has resulted in, and may in the future result in, a number of adverse consequences, which have included or may include:

  •
  users being disconnected from our services or being unable to access our services;

  •
  loss of data or revenue;

  •
  injury to reputation; and

  •
  diversion of development resources.

        We have experienced some technical and customer support issues associated with our products and software releases. These issues have resulted in users discontinuing our service and have adversely impacted our revenues. A number of our material technologies and systems, including the software client systems and ad-serving technologies for NetZero, Juno and BlueLight Internet, are based on different platforms. To the extent we attempt to integrate these technologies and systems, we may experience a number of difficulties, errors, failures and unanticipated costs. In addition, our internal operations are dependent upon software provided by Oracle. Any significant failure of this software could materially and adversely affect our business. We cannot assure you that we will not experience significant problems in the future.

We are dependent on third parties for technical support and customer service and our business may suffer if they are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us.

        Our business and financial results depend, in part, on the availability and quality of live technical and customer support services. We outsource most of these functions to ClientLogic Corporation pursuant to an agreement that terminates in June 2003. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that ClientLogic becomes unable or unwilling to offer these services to us. At times, users have experienced lengthy waiting periods to reach representatives trained to provide the technical or customer support they require. ClientLogic has also experienced outages in the past where they were unable to service our users. Maintaining desired customer support levels may require significantly more support personnel than are currently available to us, or significantly greater expense than we feel it is appropriate, or than we are able, to incur. If our relationship with ClientLogic terminates and we are unable to enter into a comparable arrangement with a replacement vendor, if our current vendor is unable to provide the quality and quantity of service required, or if we are unable to develop internally the additional customer service and technical support capacity we expect to need, our business and financial results will suffer. We use technical support staff in India in part for supporting our customers via e-mail. If technical problems are encountered with communication to India, it may impair our ability to provide e-mail support.

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

        We are currently parties to various legal actions. Defending against these lawsuits may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may continue to subject us to significant litigation and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could materially and adversely affect our financial position and results of operations.

Our business could be shut down or severely impacted if a natural disaster occurs.

        Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fire, earthquakes, power loss, telecommunications failures, and similar events. We have experienced situations where power loss and telecommunications failures have adversely impacted service, although to date such failures have not been material to our operations. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our headquarters in Westlake Village, California and at facilities in Los Angeles, California; San Jose, California; and New York City, New York. A natural disaster or other unanticipated problems at our headquarters or at a network hub, or within a third-party network provider's network, could cause interruptions in the services that we provide. Our systems are not fully redundant. Any prolonged disruption of our services due to system failures could result in user turnover and decreased revenues.

Our business could be severely impacted due to political instability in India.

        Approximately 28% of our employees are located in Hyderabad, India. Due to the current political instability between India and Pakistan, it is possible that our India operations could be disrupted. We rely on our employees in India for product development, quality assurance, and customer support. If communications or personnel are disrupted, it could affect our ability to enhance our products or provide certain types of support to our users.

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

        Any staff attrition we experience, whether initiated by the departing employees or by us, could place a significant strain on our managerial, operational, financial and other resources. We cannot assure you that we will be able to identify and hire adequate replacement staff promptly, or at all. Our subsidiaries have engaged in significant staffing reductions in the past and additional staffing reductions may take place. These reductions may make it more difficult for us to integrate their businesses, manage existing, or establish new, relationships with advertisers, vendors and other parties, or to integrate, expand and improve our service offerings. Our business and financial results could suffer as a result of the staff reductions undertaken to date and from any future staff reductions and attrition that might occur.

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

Risks Related to the Market for Our Common Stock

NetZero's and Juno's stock prices were highly volatile; our stock price has been highly volatile since the Merger and may cause limitations on the trading market for our stock.

        The market price of NetZero's and Juno's common stock fluctuated significantly prior to the Merger. The market price of our common stock has fluctuated significantly since our stock began trading on the Nasdaq National Market in September 2001 and it is likely to continue to be volatile with extreme volume fluctuations. The Nasdaq National Market, where most publicly held Internet companies are traded, has experienced substantial price and volume fluctuations. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance, and for this or other reasons we could suffer significant declines in the market price of our common stock.

Future sales of our common stock may negatively affect our stock price.

        At December 31, 2002, approximately 42 million shares were outstanding and available for resale, subject to volume and manner of sale limitations applicable to affiliates under Rule 144. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We maintain a short-term investment portfolio consisting of U.S. commercial paper, U.S. Government or U.S. Government Agency obligations and money market funds. The minimum long-term rating is A and if a long-term rating is not available we require a short-term credit rating of A1 and P1. Increases and decreases in short-term interest rates could have a material impact on interest income from our investment portfolio.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of our stockholders was held on November 12, 2002. Two nominees to the Board of Directors, James T. Armstrong and Dennis Holt, were elected to serve for terms expiring at the 2005 annual meeting and the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending June 30, 2003 was ratified at the meeting.

        The results of voting for the election of Mr. Armstrong were as follows: 33,949,402 votes for and 301,967 votes withheld. The results of voting for the election of Mr. Holt were as follows: 33,756,212 votes for and 495,157 votes withheld. The remaining members of the Board of Directors who continued in office after the meeting and the year in which their terms expire are: (1) Robert Berglass and Kenneth L. Coleman, whose terms expire in 2003; and (2) Mark R. Goldston and Jennifer S. Fonstad, whose terms expire in 2004.

        The results of the voting for the ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants were as follows: 23,850,636 votes for, 5,778,668 votes against and 4,622,065 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws
3.3**	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below).
4.1**	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B
10.1+	Amended and Restated Registration Rights Agreement
10.2+	Lease Agreement between Westlake Gardens and Registrant
10.3+	2001 Employee Stock Purchase Plan
10.4+	2001 Stock Incentive Plan
10.5+	2001 Supplemental Stock Incentive Plan
10.6+	Employment Agreement between the Registrant and Mark R. Goldston
10.7+	Amendment to Employment Agreement between the Registrant and Mark R. Goldston
10.8+	Stock Pledge Agreement between Registrant and Mark R. Goldston
10.9+	Note Secured by Stock Pledge Agreement made by Mark R. Goldston in favor of Registrant
10.10+	Employment Agreement between the Registrant and Charles S. Hilliard
10.11+	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard
10.12+	Stock Pledge Agreement between Registrant and Charles S. Hilliard
10.13+	Note Secured by Stock Pledge Agreement made by Charles S. Hilliard in favor of Registrant

10.14+	Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.15+	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.16+	Employment Agreement between the Registrant and Brian Woods
10.17+	Amendment to Employment Agreement between the Registrant and Brian Woods
10.18++	Form of Note Secured by Stock Pledge Agreement made by certain officers of the Company in favor of Registrant
10.19++	Form of Stock Pledge Agreement between Registrant and certain officers of the Company
10.20++	Form of Restricted Stock Purchase Agreement between Registrant and certain officers of the Company
10.21	United Online, Inc. Fiscal Year 2003 Management Bonus Plan
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UNITED ONLINE, INC. (REGISTRANT)
Dated: February 10, 2003	By:	/s/ CHARLES S. HILLIARD Charles S. Hilliard Executive Vice President, Finance and Chief Financial Officer
Dated: February 10, 2003	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Senior Vice President, Finance, Treasurer and Chief Accounting Officer

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
Dated: February 10, 2003
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
Dated: February 10, 2003
/s/ CHARLES S. HILLIARD Charles S. Hilliard Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws
3.3**	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below).
4.1**	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B
10.1+	Amended and Restated Registration Rights Agreement
10.2+	Lease Agreement between Westlake Gardens and Registrant
10.3+	2001 Employee Stock Purchase Plan
10.4+	2001 Stock Incentive Plan
10.5+	2001 Supplemental Stock Incentive Plan
10.6+	Employment Agreement between the Registrant and Mark R. Goldston
10.7+	Amendment to Employment Agreement between the Registrant and Mark R. Goldston
10.8+	Stock Pledge Agreement between Registrant and Mark R. Goldston
10.9+	Note Secured by Stock Pledge Agreement made by Mark R. Goldston in favor of Registrant
10.10+	Employment Agreement between the Registrant and Charles S. Hilliard
10.11+	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard
10.12+	Stock Pledge Agreement between Registrant and Charles S. Hilliard
10.13+	Note Secured by Stock Pledge Agreement made by Charles S. Hilliard in favor of Registrant
10.14+	Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.15+	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.16+	Employment Agreement between the Registrant and Brian Woods
10.17+	Amendment to Employment Agreement between the Registrant and Brian Woods
10.18++	Form of Note Secured by Stock Pledge Agreement made by certain officers of the Company in favor of Registrant
10.19++	Form of Stock Pledge Agreement between Registrant and certain officers of the Company
10.20++	Form of Restricted Stock Purchase Agreement between Registrant and certain officers of the Company
10.21	United Online, Inc. Fiscal Year 2003 Management Bonus Plan
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Certification of Chief Executive Officer
Certification of Chief Financial Officer
INDEX TO EXHIBITS