Form 10-Q
period 2003-03-31
UNITED ONLINE INC
filed 2003-05-01
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003 or
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

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There were 42,056,435 shares of the registrant's common stock outstanding as of April 30, 2003.

        In this document, "United Online," the "Company," "we," "us" and "our" collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2003	June 30, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,763	$41,543
Short-term investments	109,752	97,812
Restricted cash	111	5,880
Accounts receivable, net	11,930	7,977
Other current assets	6,840	3,577

Total current assets	190,396	156,789
Property and equipment, net	12,518	16,500
Restricted cash	700	305
Goodwill	10,940	10,940
Intangible assets, net	42,618	47,179
Other assets	1,455	1,880

Total assets	$258,627	$233,593

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,536	$21,575
Accrued liabilities	15,255	11,212
Deferred revenue	23,902	18,815
Capital leases	98	3,205

Total current liabilities	62,791	54,807
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock	4	4
Additional paid-in capital	541,313	539,626
Notes receivable from stockholders	(1,572)	(1,575)
Deferred stock-based charges	(14)	(107)
Accumulated other comprehensive income	3,084	1,015
Accumulated deficit	(346,979)	(360,177)

Total stockholders' equity	195,836	178,786

Total liabilities and stockholders' equity	$258,627	$233,593

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenues:
Billable services	$66,035	$44,419	$175,378	$93,117
Advertising and commerce	7,784	6,492	22,309	19,949

Total revenues	73,819	50,911	197,687	113,066

Operating expenses:
Cost of billable services (including stock-based charges, see Note 9)	23,592	22,073	66,282	53,615
Cost of free services (including stock-based charges, see Note 9)	3,134	6,786	10,031	28,764
Sales and marketing (including stock-based charges, see Note 9)	23,623	11,578	60,153	25,576
Product development (including stock-based charges, see Note 9)	5,964	6,378	17,625	18,459
General and administrative (including stock-based charges, see Note 9)	7,126	7,125	19,866	24,289
Amortization of intangible assets	3,964	4,685	12,447	9,471
Restructuring charges	(215)	680	(215)	3,115

Total operating expenses	67,188	59,305	186,189	163,289

Income (loss) from operations	6,631	(8,394)	11,498	(50,223)
Interest income, net	1,105	1,082	3,166	4,025
Other income, net	—	58	—	1,065

Income (loss) before income taxes	7,736	(7,254)	14,664	(45,133)
Provision for income taxes	774	—	1,466	—

Net income (loss)	$6,962	$(7,254)	$13,198	$(45,133)

Unrealized gain (loss) on short-term investments, net of tax	95	(468)	2,069	(823)

Comprehensive income (loss)	$7,057	$(7,722)	$15,267	$(45,956)

Net income (loss) per share — basic	$0.17	$(0.19)	$0.32	$(1.32)

Net income (loss) per share — diluted	$0.15	$(0.19)	$0.30	$(1.32)

Shares used to calculate basic net income (loss) per share	41,468	38,951	40,853	34,142

Shares used to calculate diluted net income (loss) per share	45,092	38,951	44,438	34,142

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$13,198	$(45,133)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	21,642	23,679
Stock-based charges	93	5,762
Tax benefit from stock options	880	—
Other	300	(239)
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Restricted cash	5,374	9,369
Accounts receivable	(2,342)	3,148
Other assets	(2,838)	3,063
Accounts payable and accrued liabilities	5,186	(17,160)
Deferred revenue	4,043	534

Net cash provided by (used for) operating activities	45,536	(16,977)

Cash flows from investing activities:
Purchases of property and equipment	(4,657)	(871)
Purchases of patent rights	—	(18)
Purchases of short-term investments	(40,440)	(46,587)
Proceeds from maturities of short-term investments	30,200	48,756
Proceeds from sales of assets	—	1,362
Cash paid for acquisitions, net of cash acquired	(8,388)	32,307

Net cash provided by (used for) investing activities	(23,285)	34,949

Cash flows from financing activities:
Payments on capital leases	(2,904)	(3,950)
Payments on notes payable	—	(2,143)
Repayment of notes receivable from stockholders	66	—
Proceeds from employee stock purchase plan	843	111
Proceeds from exercises of stock options	3,944	1,231
Repurchases of common stock and option shares exercised	(3,980)	(3,542)

Net cash used for financing activities	(2,031)	(8,293)

Change in cash and cash equivalents	20,220	9,679
Cash and cash equivalents, beginning of period	41,543	60,087

Cash and cash equivalents, end of period	$61,763	$69,766

Supplemental disclosure of non cash investing and financing activities:
Issuance of common stock and options assumed for acquisitions	$—	$81,266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ONLINE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

        United Online, Inc. ("United Online" or the "Company") is a leading Internet Service Provider ("ISP"). The Company, under the NetZero, Juno and BlueLight Internet brand names, offers consumers value-priced Internet access and e-mail. United Online also offers consumers free Internet access under the NetZero and Juno brands. In addition to offering consumers access to the Internet, United Online offers marketers a variety of online advertising products, including online market research and measurement services. The Company is headquartered in Westlake Village, California, with additional offices in New York, New York; San Francisco, California; San Jose, California; and Hyderabad, India.

        United Online was incorporated in Delaware in June 2001 and was formed in connection with the merger of NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno") into two of United Online's wholly-owned subsidiaries, which was consummated on September 25, 2001 (the "Merger"). The Merger was accounted for under the purchase method of accounting and NetZero was the acquirer and predecessor for financial accounting purposes. As a result of the Merger, NetZero and Juno each became wholly-owned subsidiaries of United Online. On November 4, 2002, the Company, through its wholly-owned NetBrands subsidiary, acquired the Internet access assets of BlueLight.com LLC ("BlueLight").

        From inception through the fiscal year ended June 30, 2002, the Company and NetZero, as the Company's predecessor, incurred losses from operations and reported negative annual operating cash flows. As of March 31, 2003, the Company had an accumulated deficit of $347.0 million, cash and cash equivalents of $61.8 million and short-term investments of $109.8 million. The Company has no material financial commitments other than for operating lease, telecommunications and marketing agreements. The Company believes that its existing cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through at least the next twelve months. However, additional capital may be needed in order to fund the Company's operations, expand marketing activities, develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies.

2. Basis of Presentation

        The consolidated financial statements and notes for the three and nine months ended March 31, 2003 reflect the consolidated results of United Online. The consolidated financial statements and notes for the nine months ended March 31, 2002 reflect the financial results of NetZero prior to September 25, 2001, as predecessor to United Online. As a result, the operating results presented for the nine months ended March 31, 2002 exclude the results of Juno prior to the Merger. In addition, since the operating results for the nine months ended March 31, 2002 only include Juno's results subsequent to the Merger, the results do not reflect the additional amortization expense that would have been incurred if the Merger had occurred at the beginning of fiscal 2002.

        The accompanying consolidated financial statements are unaudited except for the balance sheet information at June 30, 2002 and include United Online and its wholly-owned subsidiaries. The Company's interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The results of operations for these interim periods are not necessarily indicative of the operating results for a full year. Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended June 30, 2002 included in the Company's Annual Report on Form 10-K filed on September 30, 2002 with the SEC.

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

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 in the third quarter of fiscal 2003 did not have any impact on the Company's financial position, results of operations or cash flows.

        In November 2002, the FASB issued Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also contains disclosure provisions surrounding existing guarantees, which are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 in the third quarter of fiscal 2003 did not have any impact on the Company's financial position, results of operations and cash flows.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 in the third quarter of fiscal 2003 did not have any impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company's financial position, results of operations and cash flows.

        In January 2003, the Emerging Issues Task Force issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor of arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, with early application of this consensus permitted. The adoption of EITF Issue No. 00-21 in the first quarter of fiscal 2004 will not have any impact on the Company's financial position, results of operations of cash flows.

4. Income Taxes

        For the three and nine months ended March 31, 2003, the Company recorded a provision for California state income taxes of $0.8 million and $1.5 million, respectively. In September 2002, the State of California enacted legislation that suspends the utilization of net operating loss carryforwards to offset current taxable income for a two-year period beginning in fiscal 2003, which required the Company to record a California state income tax provision for the period. For federal income tax purposes, pre-tax income for the period was fully offset by net operating loss carryforwards. Because the benefit of net operating loss carryforwards was not recognized in prior periods, such benefit is recognized in the current period and, as a result, no federal income tax provision has been recorded.

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

5. Acquisitions

Juno Online Services, Inc.

        On September 25, 2001, NetZero and Juno merged into two wholly-owned subsidiaries of United Online. The Merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, and NetZero was the acquirer for financial accounting purposes. The primary reasons for the Merger were to accelerate the Company's growth in pay users, leverage NetZero's and Juno's operating and cost infrastructures to create a lower cost structure for providing Internet access and to create a more attractive base of users for advertising customers. The historical consolidated results of operations reflect only the operating results of NetZero and its subsidiaries prior to September 25, 2001 as predecessor to United Online.

BlueLight

        On November 4, 2002, the Company acquired the Internet access assets of BlueLight. The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The primary reason for the acquisition was to acquire BlueLight's pay user base in order to accelerate the Company's pay user growth and leverage its operating and cost infrastructure.

        The purchase price of approximately $8.4 million, including $0.1 million of acquisition-related costs, was paid in cash and allocated to the assets acquired based on their estimated fair values, including identifiable intangible assets. The following table summarizes the net assets acquired in connection with the acquisition (in thousands):

Asset Description	Estimated Fair Value	Estimated Amortizable Life
Net tangible assets acquired:
Accounts receivable	$1,611
Property and equipment	585
Accounts payable	(649)
Deferred service liabilities	(1,044)

Total net tangible assets acquired	503

Intangible assets acquired:
Pay user base	7,500	4 years
Proprietary rights	235	3 years
Software and technology	150	2.5 years

Total intangible assets acquired	7,885

Total purchase price	$8,388

        The weighted average amortizable life of all acquired intangible assets is 3.9 years.

        The following summarized unaudited pro forma financial information for the nine months ended March 31, 2002 assumes that the Merger had occurred at the beginning of the period presented (in thousands, except per share amounts). The information excludes the acquisition of the Internet access assets of BlueLight since the pro forma effect of that transaction is immaterial.

Nine Months Ended March 31, 2002
(unaudited)
Revenues	$140,974
Net loss	$(46,875)
Net loss per share	$(1.21)

6. Short-Term Investments

        Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days from the date of purchase. The Company has invested primarily in U.S. commercial paper, all of which have a minimum long-term investment rating of A, and government agency notes. The Company had no material realized gains or losses from the sale of investments for the three and nine-month periods ended March 31, 2003.

        Short-term investments as of March 31, 2003 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$39,882	$1,558	$(16)	$41,424
Government agencies	66,617	1,716	(5)	68,328

Total	$106,499	$3,274	$(21)	$109,752

        Gross unrealized gains and gross unrealized losses are presented net of tax in accumulated other comprehensive income on the consolidated balance sheet.

7. Concentration of Credit Risk

        At March 31, 2003, two customers comprised approximately 21% and 16%, respectively, of the consolidated accounts receivable balance. At June 30, 2002, one customer comprised approximately 21% of the consolidated accounts receivable balance.

8. Net Income (Loss) per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$6,962	$(7,254)	$13,198	$(45,133)

Denominator:
Weighted average common shares—basic	41,734	40,031	41,188	35,330
Adjustment for weighted average common shares subject to repurchase	(266)	(1,080)	(335)	(1,188)

Adjusted weighted average common shares—basic	41,468	38,951	40,853	34,142

Effect of dilutive securities:
Stock options, restricted shares, warrants and employee stock purchase plan shares	3,624	—	3,585	—

Weighted average common shares—diluted	45,092	38,951	44,438	34,142

Net income (loss) per share—basic	$0.17	$(0.19)	$0.32	$(1.32)

Net income (loss) per share—diluted	$0.15	$(0.19)	$0.30	$(1.32)

        The diluted per share computations exclude unvested stock options, restricted shares, warrants and employee stock purchase plan shares which are antidilutive. The number of antidilutive stock options excluded from the diluted net income per share calculation for the three and nine months ended March 31, 2003 is 1.4 million and 1.6 million, respectively. The number of antidilutive stock options, restricted shares, warrants and employee stock purchase plan shares excluded from the net loss per share calculation for the three and nine months ended March 31, 2002 is 8.8 million and 9.6 million, respectively. As of March 31, 2003, there were approximately 8.7 million options outstanding with a weighted average exercise price of $11.63 per share.

9. Stock Options and Stock Issuance Plans

        The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123 and SFAS No. 148.

        For each option granted up to and including September 23, 1999, the Company calculated the minimum fair value on the date of the grant using the minimum value option-pricing model as prescribed by SFAS No. 123. The fair value of the options granted subsequent to September 23, 1999 has been estimated at the date of grant using the Black-Scholes option-pricing model.

        If the fair value based method had been applied in measuring stock-based compensation expense, the pro forma effect on net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income (loss), as reported	$6,962	$(7,254)	$13,198	$(45,133)
Add: Stock-based charges included in reported net income	28	2,198	93	5,762
Deduct: Total stock-based charges determined under fair value-based method for all awards	(6,019)	(9,281)	(17,336)	(26,877)

Pro forma net income (loss)	$971	$(14,337)	$(4,045)	$(66,248)

Net income (loss) per share—basic, as reported	$0.17	$(0.19)	$0.32	$(1.32)

Net income (loss) per share—basic, pro forma	$0.02	$(0.37)	$(0.10)	$(1.94)

Net income (loss) per share—diluted, as reported	$0.15	$(0.19)	$0.30	$(1.32)

Net income (loss) per share—diluted, pro forma	$0.02	$(0.37)	$(0.10)	$(1.94)

        The following table summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Operating expenses:
Cost of billable services	$3	$27	$7	$96
Cost of free services	—	—	—	60
Sales and marketing	5	694	17	539
Product development	1	283	5	1,175
General and administrative	19	1,194	64	3,892

Total stock-based charges	$28	$2,198	$93	$5,762

10. Litigation

        In April 2001, a complaint was filed against NetZero, certain of its officers and directors and the investment firms Goldman Sachs, BancBoston Robertson Stephens and Salomon Smith Barney alleging violations of the federal securities laws. A number of other complaints brought by different plaintiffs have since been filed and/or served against NetZero containing similar allegations and were brought as purported stockholder class action lawsuits. The complaints generally allege that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters of NetZero's initial public offering had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with initial public offering; and (ii) the underwriters had entered into agreements with customers whereby they agreed to allocate NetZero shares to those customers in the initial public offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. The complaints against NetZero have been consolidated with similar complaints filed against other companies and investment firms. Settlement discussions among counsel for plaintiffs, counsel for the underwriter defendants and counsel for the insurers of the issuer defendants are continuing. No trial date has been set.

        In May 2001, a complaint was filed against Juno alleging that Juno was unjustly enriched and deceived consumers by: (a) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (b) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. The plaintiff is seeking class certification and unspecified compensatory damages. Juno filed a motion to dismiss the complaint for failure to state a claim. On November 29, 2002, the court issued a ruling granting Juno's motion to dismiss in part and denying the motion in part. Plaintiff filed an amended complaint in accordance with the court's ruling. Juno has filed an answer denying the material allegations of the amended complaint and asserting certain affirmative defenses. Discovery is ongoing and no trial date has been set.

        In August 2001, Juno commenced a proceeding against Smart World Technologies, LLC, or "Freewwweb," a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. In this action, Juno is seeking a declaratory judgment as well as monetary damages against Freewwweb. In June 2000, Juno entered into a subscriber referral agreement with Freewwweb under which Juno was obligated to pay certain amounts based on the number of "Qualified Referred Subscribers" generated by referral activities specified in the agreement. A new Juno subscriber referred to Juno by Freewwweb was considered a Qualified Referred Subscriber if he or she met certain qualification criteria defined in the subscriber referral agreement. Under the terms of the agreement, Juno has the right to settle a portion of the liabilities incurred in connection with acquiring the Qualified Referred Subscribers through the issuance of shares of its common stock. Freewwweb filed a claim against Juno asserting that Juno is obligated to pay Freewwweb an amount in excess of $80 million under the terms of its agreement with Juno. Juno has requested that the court rule on this issue, and is seeking unspecified monetary damages against Freewwweb. In connection with the Freewwweb bankruptcy proceeding, WorldCom provided telecommunications services to Freewwweb. Juno is required to pay WorldCom certain amounts owing for such services, although Juno and WorldCom are in disagreement as to the amounts owing, with WorldCom claiming in excess of $1 million and Juno claiming less than $300,000. At a status conference held on October 23, 2002, the court ordered the parties to participate in a court sponsored non-binding mediation of all outstanding issues. As a result of the mediation, a settlement agreement has been reached among the committee representing the unsecured creditors, WorldCom as the secured creditor and Juno pursuant to which Juno would be released from all claims in exchange for a $5.5 million cash payment. The settlement is subject to approval by the Freewwweb bankruptcy court and the WorldCom bankruptcy court. The Company expects that Freewwweb will object to the terms of the settlement. At March 31, 2003, the Company had liabilities recorded of approximately $5.5 million as an estimate of the amounts for which it believes the WorldCom and Freewwweb claims will be resolved. There can be no assurance that the settlement will be approved by the courts, that the outcome of the litigation will be positive or that the Company will not be required to pay Freewwweb and WorldCom an amount in excess of the amount currently reserved.

        In November 2001, a complaint was filed against Juno, NetZero and United Online, alleging breach of contract, fraud and unjust enrichment arising out of an agreement between Juno and Activeworlds for advertising, distribution and other services. Specifically, the plaintiff alleges that Juno failed to advise of a planned change in Juno's business policy that had an adverse impact on the value of the agreement to the plaintiff. The plaintiff is seeking damages in excess of $500,000, plus punitive damages and other relief. Juno has filed its answer denying the material allegations of the complaint and asserting certain affirmative defenses. Discovery is ongoing and no trial date has been set.

        In January 2002, a nationwide class action lawsuit was filed against United Online, NetZero and Juno alleging unlawful, unfair or deceptive business practices. The plaintiffs allege that the defendants used misleading marketing and promotional materials regarding their billable Internet access services. The plaintiffs are seeking injunctive relief, restitution, disgorgement of profits, the establishment of a constructive trust and attorneys' fees. The Company filed a demurrer to the complaint, which the court granted in part and denied in part. The plaintiffs filed an amended complaint in August 2002, naming only United Online and NetZero as defendants. The Company has filed an answer denying the material allegations of the amended complaint and asserting certain affirmative defenses. The parties are currently engaged in settlement discussions. The parties are participating in a court-ordered non-binding mediation of certain issues relating to the settlement. The Company has established a reserve for such litigation although there can be no assurance that the amount reserved will be sufficient to resolve the dispute.

        In December 2002, a complaint was filed against Juno alleging that Juno was unjustly enriched and deceived consumers by: (a) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (b) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. The plaintiff is seeking class certification and unspecified compensatory damages. Discovery in this case is ongoing and no trial date has been set.

        The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, the results of litigation are inherently uncertain and the Company can provide no assurance that the Company's financial position, results of operations or cash flows will not be materially and adversely impacted by the results of such proceedings. Other than as specified above, the Company is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for in our consolidated financial statements. There is no assurance the reserves that have been established are sufficient to cover the possible losses from outstanding litigation.

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

11.  Subsequent Events

        On November 15, 2001, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock. The dividend was paid on November 26, 2001 to the stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one unit consisting of one one-thousandth of a share of its Series A junior participating preferred stock. On April 29, 2003, the Board of Directors voted to amend the purchase price per unit from $25 to $140. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer which results in a person owning 15% or more of the Company's common stock. The Company generally will be entitled to redeem the rights at $0.001 per right at any time until 10 days after a public announcement that a 15% position in the Company's common stock has been acquired or that a tender or exchange offer which would result in a person owning 15% or more of the Company's common stock has commenced. The rights expire on November 26, 2011.

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

Overview

        United Online commenced operations on September 25, 2001, following the merger of NetZero and Juno into two of its wholly-owned subsidiaries (the "Merger"). The Merger was accounted for under the purchase method of accounting for business combinations as an acquisition of Juno by NetZero, which is considered the predecessor company to United Online. On November 4, 2002, we acquired the Internet access assets of BlueLight.com LLC ("BlueLight"). Our financial results include Juno's results since the date of the Merger and the impact of the acquisition of the Internet access assets of BlueLight since November 4, 2002.

        We are a leading Internet Service Provider ("ISP") offering consumers free and value-priced Internet access and e-mail. Our Internet services, currently offered through the NetZero, Juno and BlueLight Internet brands, are available in more than 6,000 cities across the United States and Canada. In addition, we offer marketers numerous online advertising products as well as online market research and measurement services. At March 31, 2003, we had approximately 2.4 million subscribers to our pay services and approximately 5.2 million active users, including pay users. "Active" users include all pay users and those free users who have logged onto our services during the preceding 31-day period.

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

        Juno started offering fee-based Internet services in 1998, NetZero started offering fee-based Internet services in January 2001 and we acquired the fee-based Internet access assets of BlueLight in November 2002. The NetZero and Juno pay services differ from their respective free services in that hourly and other limitations set for the free services do not apply, and the services feature small toolbars without a persistent on-screen advertising banner. We do not currently offer free services under the BlueLight Internet brand. Our current fee-based Internet services are offered through various pricing plans, generally $9.95 per month. In April 2003, NetZero and Juno began marketing NetZero HiSpeed and Juno SpeedBand at $14.95 per month. These services combine a standard NetZero or Juno pay account with compression and caching technologies that reduce the average time for certain web pages to download to users' computers when compared to standard dial-up services. We cannot assure you that these services will be commercially successful.

        As a result of imposing limitations on our free services and focusing our marketing on our pay services, we have experienced increases in our pay user base and decreases in our active free user base. We may experience, in the future, periodic fluctuations in our pay user base as a result of a number of factors including, but not limited to, the imposition of additional limitations on our free services; changes in our free services user base; promotional free trial periods of our pay services; increases or decreases in our marketing expenditures; acquisitions; competitive factors, including competition in the value-priced segment of the ISP market; the effects of customer churn and seasonality; changes in the prices of our billable services plans; and new product offerings. Our active free user base may continue to decrease and may fluctuate as a result of a number of factors including, but not limited to, changes to the limitations imposed on our free services and the extent to which we market our free services.

        We previously operated a broadband service, Juno Express. However, due to a variety of factors including the failure of several providers of high-speed services, this broadband service was terminated. Prior to the Merger, Juno entered into an agreement with AOL Time Warner to utilize their cable network to offer cable broadband services, but there are numerous operational and other issues that could impact whether Juno will offer these services over AOL Time Warner's cable systems in the near term, or at all. Furthermore, the agreement with AOL Time Warner is subject to termination by either party and is also subject to the approval of the Federal Trade Commission. In February 2002, we signed an agreement with Comcast Cable Communications, Inc. to offer broadband Internet service over Comcast's cable systems. We have launched this service in a small number of markets and have had limited success in offering this service. We did not incur significant costs or capital expenditures to launch this service. We cannot assure you, however, that there will not be unanticipated costs associated with offering this service. We also cannot assure you that we will be able to implement the service successfully, that the service will be offered on other than a limited basis or that we will generate a significant number of users to the service.

Billable Services Revenues

        We provide billable dial-up Internet access services under a number of pricing plans, generally ranging from $1.95 to $29.95 per month. Currently, the most common pricing plans for our services are $9.95 per month for our Platinum services and $14.95 per month for our NetZero HiSpeed and Juno SpeedBand services. We have experimented with the use of a variety of pricing plans both in connection with offers extended to some of our existing users and through external marketing channels. We may continue testing a variety of pricing plans in the future to determine their impact on profitability, pay user acquisition, conversion rates of free users to pay and pay user retention rates. We intend to continually evaluate the desirability and effectiveness of our pricing plans and may, in the future, make changes to these plans. We may also offer additional fee-based products and services to our users. We may also offer promotions such as a free month of service or a discounted rate for an initial or prepaid period, as well as a wide range of discounted flat-rate plans. Future changes in our pricing plans and promotional discounts may adversely impact the number of pay users and the amount of billable services revenues we receive from such users.

        Billable services revenues may fluctuate from period-to-period primarily as a result of changes in the average number of pay users. We may also experience periodic fluctuations in billable services revenues as a result of fluctuations from period-to-period in the average monthly revenue per user. Average monthly revenue per user is calculated by dividing billable services revenues for a period by the average number of pay users for that period, calculated based on the number of pay users at the beginning and end of such period. Average monthly revenue per user may fluctuate due to a variety of factors, including but not limited to, the use of discounted pricing plans, the use of promotions such as a free month of service, the timing of pay users joining and leaving our services during the period and changes in the mix of pay users and their related monthly price plans.

Advertising and Commerce Revenues

        Our advertising and commerce revenues consist of fees from the placement of media, direct marketing agreements, referring our users to partners' Internet search services and Web sites and enabling customer registrations for partners. We also generate revenues from our online market research and measurement services. Our advertising and commerce revenues are generated from both our pay and free users.

        Advertising on the Internet, particularly the products and services we offer, is a relatively new and changing industry. Internet advertising rates have fluctuated significantly, and it is possible that rates could decline. Historically, many purchasers of Internet advertising were companies that came under financial pressure and were not able to access the capital markets. This trend has impacted our ability to generate advertising and commerce revenues in the past and could continue to do so in the future.

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

        In general, we do not enter into barter transactions. There is no barter revenue in our revenues for the three and nine months ended March 31, 2003 and 2002.

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

Sales and Marketing

        Sales and marketing expenses include advertising and promotion expenses, compensation, sales commissions, employee benefits, travel and related expenses for our direct sales force and telemarketing costs incurred to acquire and retain pay users. We have expended significant amounts on sales and marketing, including national branding campaigns comprised of television, sponsorships, radio, outdoor, Internet and print advertising and a variety of other promotions, including performance-based Internet advertising. Marketing costs have in the past fluctuated, and may in the future fluctuate, significantly from quarter-to-quarter. Marketing and advertising costs to promote our products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Production costs are expensed the first time the advertisement is aired. Media and agency costs are expensed when the advertising runs.

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

General and Administrative

        General and administrative expenses include compensation, employee benefits and expenses for executive, finance, legal, human resources and internal customer support personnel. In addition, general and administrative expenses include fees for professional services, non-income taxes, insurance and occupancy and other overhead-related costs, as well as the expenses incurred and credits received as a result of certain legal settlements.

Restructuring Charges

        Restructuring charges consist of employee severance costs, contract termination fees, lease exit costs and the write-off of leasehold improvements associated with terminated leases.

Amortization of Intangible Assets

        Amortization of intangible assets includes amortization of acquired pay users, purchased technologies and other identifiable intangible assets. At March 31, 2003, we had approximately $42.6 million in identifiable intangible assets primarily resulting from the Merger and the acquisition of the Internet access assets of BlueLight. We expect to incur significant amortization expense in connection with our intangible assets in future periods. At March 31, 2003, we had approximately $10.9 million in goodwill resulting from the Merger. In accordance with the provisions set forth in Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill acquired in connection with the Merger is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount.

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

Acquisitions

Juno Online Services, Inc.

        On September 25, 2001, NetZero and Juno merged into two wholly-owned subsidiaries of United Online. The Merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, and NetZero was the acquirer for financial accounting purposes. The purchase price of approximately $89.2 million, including acquisition costs, was allocated to Juno's net assets based on their estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, was recorded as goodwill. The primary reasons for the Merger were to accelerate our growth in pay users, leverage NetZero's and Juno's operating and cost infrastructures to create a lower cost structure for providing Internet access and to create a more attractive base of users for advertising customers. The historical consolidated results of operations reflect only the operating results of NetZero and its subsidiaries prior to September 25, 2001 as predecessor to United Online.

BlueLight

        On November 4, 2002, we acquired the Internet access assets of BlueLight. The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The primary reason for the acquisition was to acquire BlueLight's pay user base in order to accelerate the Company's pay user growth and leverage its operating and cost infrastructure.

        The purchase price of approximately $8.4 million, including $0.1 million of acquisition-related costs, was paid in cash and allocated to the assets acquired based on their estimated fair values, including identifiable intangible assets. The following table summarizes the net assets acquired in connection with the acquisition (in thousands):

Asset Description	Estimated Fair Value	Estimated Amortizable Life
Net tangible assets acquired:
Accounts receivable	$1,611
Property and equipment	585
Accounts payable	(649)
Deferred service liabilities	(1,044)

Total net tangible assets acquired	503

Intangible assets acquired:
Pay user base	7,500	4 years
Proprietary rights	235	3 years
Software and technology	150	2.5 years

Total intangible assets acquired	7,885

Total purchase price	$8,388

        The weighted average amortizable life of the BlueLight acquired intangible assets is 3.9 years.

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

        Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. Our pay users generally pay in advance for their service by credit card and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from users are recorded on the balance sheet as deferred revenue. We offer alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include payment by check or money order and payment via a pay user's monthly phone bill. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

        Advertising and commerce revenues include banner advertisements, placements and sponsorships, referrals of users to search engines or other Web sites, performance-based agreements and advertising messages delivered to users via e-mail. We recognize banner advertising and sponsorship revenues in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of (i) impressions delivered over the total number of guaranteed impressions or (ii) ratably over the period in which the advertisement is displayed, provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. Our obligations typically include the guarantee of a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements is recognized as the related performance criteria are met. Referral revenues are recognized when the referrals are made to partners' search engines or Web sites, provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. In determining whether an arrangement exists, we ensure that a binding contract is in place, such as a standard insertion order or a fully executed customer-specific agreement. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria includes a comparison of internally tracked performance data to the contractual performance obligation and to third-party or customer performance data in circumstances where that data is available. Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

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

Impairment of Goodwill

        We adopted SFAS No. 142 on July 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future operating results. For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, we operate in one principal business segment, a provider of Internet access services.

        In testing for a potential impairment of goodwill, we first compare the estimated fair value of the Company with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our pay user base, software and technology and patents and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

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

Significant Financial Trends

        Our pay user base has increased by 807,000, or 51%, during the preceding twelve months, which includes a net increase of 229,000 pay users in the March 2003 quarter. The increase in our pay user base resulted from a number of factors including, but not limited to, a significant number of free users upgrading to pay services, increased marketing of our pay services and the acquisition of the Internet access assets of BlueLight, which added over 174,000 users to our pay user base. While we anticipate that our pay user base will continue to increase in the near term, we do not believe that it will increase at the rate of growth experienced in the March 2003 quarter and there can be no assurance that we will continue to grow our pay user base as anticipated. Any future changes in our pay user base are dependent on a number of factors including, but not limited to, upgrades from our free user base, adding new distribution channels, maintaining existing distribution relationships, the number of users who terminate their accounts with us, competition and changes in our levels of marketing expenditures, and there can be no assurance that our pay user base will continue to increase. We believe that our ability to generate billable services revenues could improve in the future as a result of introducing additional pay services, such as our recently introduced NetZero HiSpeed and Juno SpeedBand services. However, we have limited experience in offering additional pay services and there can be no assurance that we will be successful in adding users to these services.

        Cost of billable services as a percentage of billable services revenues has decreased as a result of decreased telecommunications costs, decreased customer billing and support costs per pay user and decreased depreciation expense. Our average hourly cost of telecommunications has decreased as a result of further improvements in modem port utilization, consolidation of our data centers and better pricing obtained from our managed modem vendors. We do not anticipate further significant decreases in average hourly telecommunications costs and may experience increased hourly telecommunications costs in future periods, particularly if we expand our service coverage to additional areas where telecommunications costs are higher. We have experienced increases in our average usage per pay user during comparable seasonal periods, and increases in usage may impact our cost of billable services as a percentage of billable services revenues in the future. Customer billing and support costs per pay user decreased as a result of synergies gained through the consolidation of NetZero's and Juno's customer billing and support functions and we do not anticipate significant reductions in such costs per pay user in the future. Depreciation expense has decreased due to assets placed in service in fiscal 2000 becoming fully depreciated and lower levels of capital expenditures during the past two fiscal years versus fiscal 2000. We currently anticipate cost of billable services as a percentage of billable services revenues in the June 2003 quarter to be slightly lower than the 35.7% experienced in the March 2003 quarter due to an anticipated seasonal decrease in Internet usage and further declines in depreciation expense.

        Cost of free services has decreased as a result of hourly and geographical limitations that were imposed on NetZero's free service in prior periods, which has resulted in a decrease in active free users and a decrease in the average monthly usage per user of NetZero's free services. We currently do not anticipate further significant decreases in our active free user base cost of free services in future periods, and cost of free services may increase in future periods.

        We have been increasing our marketing expenditures on a sequential quarterly basis since the December 2001 quarter, and we currently anticipate increasing our marketing expenditures in the near term. In the June 2003 quarter, we plan to allocate a significant portion of our marketing expenditures to promote our recently launched, higher priced NetZero HiSpeed and Juno SpeedBand services. We cannot assure you that we will be successful in acquiring a significant number of users for these services and anticipate that our average cost to acquire new pay users will increase in the June 2003 quarter. Our future marketing expenditures may vary significantly from quarter-to-quarter, as many of our marketing commitments are short term in nature. We may choose to increase or decrease quarterly marketing expenditures in future periods, depending on a number of factors, including the effectiveness of our marketing activities, changes in the number of pay users, and the impact of such activities on our operating results. Any decreases in marketing expenditures could impact our ability to increase our pay user base.

Inflation

        We do not currently anticipate that inflation will have a material impact on our results of operations.

Results of Operations

        The consolidated results of operations reflect only the operating results of NetZero and its subsidiaries prior to September 25, 2001, as predecessor to United Online. These results reflect the financial impact of the Merger subsequent to September 25, 2001 and the impact of the acquisition of the Internet access assets of BlueLight since November 4, 2002. The following table sets forth, for the periods presented, selected unaudited historical results of operations data:

Three and Nine Months Ended March 31, 2003 Compared to
the Three and Nine Months Ended March 31, 2002

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenues:
Billable services	$66,035	$44,419	$175,378	$93,117
Advertising and commerce	7,784	6,492	22,309	19,949

Total revenues	73,819	50,911	197,687	113,066

Operating expenses:
Cost of billable services	23,592	22,073	66,282	53,615
Cost of free services	3,134	6,786	10,031	28,764
Sales and marketing	23,623	11,578	60,153	25,576
Product development	5,964	6,378	17,625	18,459
General and administrative	7,126	7,125	19,866	24,289
Amortization of intangible assets	3,964	4,685	12,447	9,471
Restructuring charges	(215)	680	(215)	3,115

Total operating expenses	67,188	59,305	186,189	163,289

Income (loss) from operations	6,631	(8,394)	11,498	(50,223)
Interest income, net	1,105	1,082	3,166	4,025
Other income, net	—	58	—	1,065

Income (loss) before income taxes	7,736	(7,254)	14,664	(45,133)
Provision for income taxes	774	—	1,466	—

Net income (loss)	$6,962	$(7,254)	$13,198	$(45,133)

Revenues

Billable Services

        Billable services revenues increased by $21.6 million, or 49%, to $66.0 million for the three months ended March 31, 2003, compared to $44.4 million for the three months ended March 31, 2002. The increase was due to an increase in our average number of pay users. Our average number of pay users was approximately 2,290,000 during the quarter ended March 31, 2003, compared to 1,529,000 during the quarter ended March 31, 2002. The increase in our average number of pay users resulted from a number of factors including, but no limited to, a significant number of free users upgrading to pay services, increased marketing of our pay services and the acquisition of the Internet access assets of BlueLight in November 2002, which added approximately 174,000 users to our pay user base.

        Billable services revenues increased by $82.3 million, or 88%, to $175.4 million for the nine months ended March 31, 2003, compared to $93.1 million for the nine months ended March 31, 2002. The increase was due to an increase in our average number of pay users. Our average number of pay users was approximately 2,056,000 during the nine months ended March 31, 2003, compared to approximately 904,000 during the nine months ended March 31, 2002. The increase in our average number of pay users is a result of the Merger in September 2001, which added over 875,000 users to our pay user base, free users upgrading to pay services, increased marketing of our pay services and the acquisition of the Internet access assets of BlueLight in November 2002, which added approximately 174,000 users to our pay user base. The increase in billable services revenues was partially offset by a 17% decrease in average monthly revenue per user, which decreased primarily as a result of the timing of pay users joining and leaving our pay services during the periods and a lower average monthly revenue per user from the BlueLight Internet user base prior to a monthly price increase in January 2003.

Advertising and Commerce

        Advertising and commerce revenues increased by $1.3 million, or 20%, to $7.8 million for the three months ended March 31, 2003, compared to $6.5 million for the three months ended March 31, 2002. The increase was due to higher advertising revenues generated from our agreement with General Motors ("GM") and a significant increase in revenues from fees derived from referring our users to our Internet search partners. We derived approximately 36% of our advertising and commerce revenues for the three months ended March 31, 2003 from GM, compared to approximately 38% for the three months ended March 31, 2002. Additionally, we derived approximately 21% of our advertising and commerce revenues for the three months ended March 31, 2003 from Internet search referral fees, compared to approximately 8% for the three months ended March 31, 2002.

        Advertising and commerce revenues increased by $2.4 million, or 12%, to $22.3 million for the nine months ended March 31, 2003, compared to $19.9 million for the nine months ended March 31, 2002. The increase was due to higher advertising revenues generated from our agreement with GM and increased revenues from Internet search referral fees. We derived approximately 36% of our advertising and commerce revenues for the nine months ended March 31, 2003 from GM, compared to approximately 34% for the nine months ended March 31, 2002. Additionally, we derived approximately 20% of our advertising and commerce revenues for the nine months ended March 31, 2003 from Internet search referral fees, compared to approximately 7% for the nine months ended March 31, 2002. The increases were partially offset by a decrease in revenue from Cisco. Our agreement with Cisco was terminated in August 2001, and during the nine months ended March 31, 2002, we generated approximately $0.9 million in revenues from Cisco.

Cost of Billable Services

        Cost of billable services increased by $1.5 million, or 7%, to $23.6 million for the three months ended March 31, 2003, compared to $22.1 million for the three months ended March 31, 2002. The increase was due to a $1.4 million increase in telecommunications costs, a $0.7 million increase in customer support and billing-related costs and a $0.3 million increase in network personnel and overhead-related costs allocated to billable services, partially offset by a $0.9 million decrease in network depreciation allocated to billable services. Telecommunications costs increased as a result of higher telecommunications hours utilized by pay users, which increased as a result of an increase in the average number of pay users and an increase in the average usage per pay user. The increase in telecommunications hours utilized was partially offset by a 31% decrease in average hourly telecommunications cost, which decreased due to improvements in modem port utilization, consolidation of our data centers and better pricing obtained from our managed modem vendors. Telecommunication hours related to our pay user base increased to 87% as a percentage of total telecommunications hours purchased during the three months ended March 31, 2003, compared to 72% during the three months ended March 31, 2002. Customer support and billing-related costs increased as a result of an increase in the average number of pay users. Depreciation expense allocated to billable services decreased due to assets placed in service in prior years becoming fully depreciated and significantly lower levels of capital expenditures versus prior years.

        Cost of billable services increased by $12.7 million, or 24%, to $66.3 million for the nine months ended March 31, 2003, compared to $53.6 million for the nine months ended March 31, 2002. The increase is due to a $10.5 million increase in telecommunications costs, a $2.2 million increase in network personnel and overhead-related costs allocated to billable services, a $0.9 million increase in customer support and billing-related costs, which were partially offset by a $1.0 million decrease in network depreciation allocated to billable services. Telecommunications costs increased as a result of an increase in telecommunications hours utilized by pay users, which increased as a result of an increase in the average number of pay users and an increase in the average usage per pay user. The increase in telecommunications hours utilized was partially offset by a 26% decrease in average hourly telecommunications cost, which decreased due to improvements in modem port utilization, consolidation of our data centers and better pricing obtained from our managed modem vendors. Telecommunication hours related to our pay user base increased to 85%, as a percentage of total telecommunications hours purchased during the nine months ended March 31, 2003, compared to 59% during the nine months ended March 31, 2002. Network personnel and related overhead costs allocated to billable services increased due to an increase in telecommunications hours utilized by pay users as a percentage of total telecommunications hours purchased. Customer support and billing-related costs increased as a result of an increase in the average number of pay users. Depreciation expense allocated to billable services has decreased due to assets placed in service in prior years becoming fully depreciated and significantly lower levels of capital expenditures versus prior years.

Cost of Free Services

        Cost of free services decreased by $3.7 million, or 54%, to $3.1 million for the three months ended March 31, 2003, compared to $6.8 million for the three months ended March 31, 2002. The decrease was due to a $3.0 million decrease in telecommunications costs and a $0.6 million decrease in network depreciation allocated to free services. The decrease in telecommunications costs is a result of a decrease in average hourly telecommunications costs and decreases in the number of active free users and the average usage per free user, which resulted from usage limitations imposed on NetZero's free users, free users signing up for our pay services and fewer users signing up for our free services due to a reduced emphasis on marketing our free services. Our active free user base decreased 23% to approximately 2.8 million users as of March 31, 2003, compared to approximately 3.6 million users at March 31, 2002. Depreciation expense allocated to free services has decreased due to assets placed in service in prior years becoming fully depreciated, significantly lower levels of capital expenditures versus prior years and a decrease in free users as a percentage of total free and pay users. Telecommunication hours related to our free user base decreased to 13% as a percentage of total telecommunications hours purchased during the three months ended March 31, 2003, compared to 28% during the three months ended March 31, 2002.

        Cost of free services decreased by $18.7 million, or 65%, to $10.0 million for the nine months ended March 31, 2003, compared to $28.8 million for the nine months ended March 31, 2002. The decrease was due to a $15.3 million decrease in telecommunications costs, a $2.7 million decrease in network depreciation allocated to free services and a $0.7 million net decrease in network personnel and overhead-related costs allocated to free services. The decrease in telecommunications costs is a result of a decrease in average hourly telecommunications cost and a decrease in the number of active free users, which resulted from usage limitations imposed on free users, free users signing up for our pay services and fewer users signing up for our free services due to a reduced emphasis on marketing free services. Depreciation expense allocated to free services has decreased due to assets placed in service in prior years becoming fully depreciated, significantly lower levels of capital expenditures versus prior years and a decrease in free users as a percentage of total free and pay users. Telecommunication hours related to our free user base decreased to 15% as a percentage of total telecommunications hours purchased during the nine months ended March 31, 2003, compared to 41% during the nine months ended March 31, 2002.

Sales and Marketing

        Sales and marketing expenses increased by $12.0 million, or 104%, to $23.6 million for the three months ended March 31, 2003, compared to $11.6 million for the three months ended March 31, 2002. The increase is attributable to a $12.1 million increase in advertising and promotion costs. The increase in advertising and promotion costs is a result of the utilization of expanded marketing initiatives that focus on increasing our pay user base. Additionally, sales and marketing expenses increased as a result of a $0.8 million increase in telemarketing expenses related to customer acquisition and retention activities, partially offset by a $0.7 million decrease in stock-based charges.

        Sales and marketing expenses increased by $34.6 million, or 135%, to $60.2 million for the nine months ended March 31, 2003, compared to $25.6 million for the nine months ended March 31, 2002. The increase is attributable to a $32.3 million increase in advertising and promotion costs. The increase in advertising and promotion costs is a result of the utilization of expanded marketing initiatives that focus on increasing our pay user base. Additionally, sales and marketing expenses increased as a result of a $3.0 million increase in telemarketing expenses related to customer acquisition and retention activities and a $0.6 million increase in personnel-related expenses due to increased headcount as a result of the Merger. These increases were partially offset by a $0.5 million decrease in costs directly associated with NetZero's former RocketCash subsidiary, which was sold in August 2001 and a $0.5 million decrease in stock-based charges.

Product Development

        Product development expenses decreased by $0.4 million, or 6%, to $6.0 million for the three months ended March 31, 2003, compared to $6.4 million for the three months ended March 31, 2002. The decrease was due to a $0.4 million net decrease in depreciation and overhead-related expenses, a $0.3 million decrease in stock-based charges as a result of the sale of our Simpli subsidiary in the June 2002 quarter, which resulted in the accelerated vesting of previously granted restricted stock awards and a $0.2 million decrease in costs directly associated with NetZero's former RocketCash and Simpli subsidiaries. These decreases were partially offset by a $0.4 million increase in personnel-related expenses as a result of increased headcount and compensation costs.

        Product development expenses decreased by $0.8 million, or 5%, to $17.6 million for the nine months ended March 31, 2003, compared to $18.5 million for the nine months ended March 31, 2002. The decrease was due to a $1.1 million decrease in costs directly associated with NetZero's former RocketCash and Simpli subsidiaries, a $1.2 million decrease in stock-based charges as a result of the sale of our Simpli subsidiary in the June 2002 quarter and the accelerated vesting of certain previously issued stock options and restricted stock awards and a $1.0 million decrease in depreciation and overhead-related expenses. These decreases were partially offset by a $2.4 million increase in personnel-related expenses as a result of increased headcount and compensation costs resulting from the Merger.

General and Administrative

        General and administrative expenses were $7.1 million for the three months ended March 31, 2003 and 2002. General and administrative expenses were impacted by a $1.2 million decrease in stock-based charges in the March 2003 quarter as a result of the accelerated vesting of certain previously issued stock options and restricted awards in the March 2002 quarter, a $0.2 million decrease in occupancy and overhead-related charges as a result of office consolidations made in connection with our prior period restructuring activities and a $0.2 million decrease in costs directly associated with NetZero's former Simpli subsidiary. These decreases were fully offset by a $1.1 million increase in personnel-related expenses as a result of higher compensation costs and a $0.5 million increase in legal settlement related costs.

        General and administrative expenses decreased by $4.4 million, or 18%, to $19.9 million for the nine months ended March 31, 2003, compared to $24.3 million for the nine months ended March 31, 2002. The decrease in general and administrative expenses is due to a $3.8 million decrease in stock-based charges as a result of the accelerated vesting of certain previously issued stock options and restricted stock awards in the October 2001 and March 2002 quarters, a $1.0 million decrease in costs directly associated with NetZero's former RocketCash and Simpli subsidiaries, a $0.7 million credit as a result of a favorable settlement of a contractual dispute in the September 2002 quarter and a net $0.4 million decrease in occupancy and overhead-related expenses as a result of office consolidations. These decreases were partially offset by a $1.0 million increase in legal settlement related costs and a $0.5 million increase in personnel-related expenses as a result of higher compensation costs.

Amortization of Intangible Assets

        Amortization of intangible assets decreased by $0.7 million, or 15%, to $4.0 million for the three months ended March 31, 2003, compared to $4.7 million for the three months ended March 31, 2002 as a result of certain acquired intangible assets from the Merger being fully amortized as of September 30, 2002, partially offset by a $0.5 million increase in amortization expense resulting from the $7.9 million of identifiable intangible assets acquired from BlueLight in November 2002.

        Amortization of intangible assets increased by $3.0 million, or 31%, to $12.4 million for the nine months ended March 31, 2003, compared to $9.5 million for the nine months ended March 31, 2002 primarily as a result of the amortization of acquired intangible assets associated with the Merger in September 2001. Amortization of intangible assets related to these assets was not included in the results of operations prior to September 25, 2001. Additionally, amortization of intangibles increased by $0.8 million as a result of the intangible assets acquired from BlueLight in November 2002.

Restructuring Charges

        During the three and nine months ended March 31, 2003, we recorded a $0.2 million benefit to restructuring charges as a result of contract termination fees expensed in earlier periods in excess of final negotiated settlements. During the three months ended March 31, 2002, we recorded $0.7 million of restructuring charges, which consisted of $0.2 million in employee termination benefits and $0.5 million in lease exit costs. In an effort to streamline our operations in response to changing market conditions, we reduced our workforce by approximately 8 employees in sales and marketing during the three months ended March 31, 2002.

        During the nine months ended March 31, 2002, we recorded $3.1 million of restructuring charges, which consisted of $0.8 million in employee termination benefits and $2.3 million in lease exit costs, which includes a charge of approximately $0.8 million to write-off leasehold improvements associated with our former offices in New York. In an effort to streamline our operations in response to changing market conditions, we reduced our workforce by approximately 101 employees during the nine months ended March 31, 2002. Of the 101 employees terminated, 43 were in sales and marketing, 26 were in general and administrative, 23 were in product development, 6 were at RocketCash and 3 were in network operations.

Interest Income, Net

        Interest income, net was $1.1 million for the three months ended March 31, 2003 and March 31, 2002. Interest income remained constant for these periods as lower interest rates were offset by higher cash balances and reduced interest expense as a result of a decrease in capital lease balances.

        Interest income, net decreased by $0.9 million, or 21%, to $3.2 million for the nine months ended March 31, 2003, compared to $4.0 million for the nine months ended March 31, 2002. The decrease in interest income is due to lower interest rates, partially offset by reduced interest expense as a result of a decrease in capital lease and notes payable balances.

Other Income, Net

        Other income, net for the nine months ended March 31, 2002 was $1.1 million. In August 2001, we sold substantially all of the assets of RocketCash and recognized a gain of approximately $1.0 million.

Provision for Income Taxes

        For the three and nine months ended March 31, 2003, we generated pre-tax income of $7.7 million and $14.7 million, respectively, and recorded a provision for income taxes of $0.8 million and $1.5 million, respectively for California state income tax purposes. In September 2002, the State of California enacted legislation that suspends our utilization of net operating loss carryforwards to offset current taxable income for a two-year period beginning in fiscal 2003. For federal income tax purposes, pre-tax income for the period was fully offset by net operating loss carryforwards. Because the benefit of net operating loss carryforwards was not recognized in prior periods, such benefit is recognized in the current period and no federal or state (other than California) income tax provision has been recorded. For the three and nine months ended March 31, 2002, we generated pre-tax losses of $7.3 million and $45.1 million, respectively, and recorded no provision or benefit for income taxes.

        We currently have potential future tax benefits, or deferred tax assets, associated with historical net operating losses that, because they are fully reserved by a valuation allowance, are not currently reflected on the Company's balance sheet. We continue to evaluate our ability to utilize these deferred tax assets in future periods. If we continue to meet our financial goals, it is reasonably possible that we will recognize a portion of our deferred tax assets in the near future by releasing the related valuation allowance. This would result in the (i) recording a tax benefit that would increase net income in the period the allowance was released and (ii) reporting an effective tax rate as high as 41% in subsequent periods. While the potential increase in the effective tax rate would affect our reported provision for income taxes in future periods, it would not result in an increase in cash payments for income taxes.

        Our net operating loss carryforwards for Federal income tax purposes at June 30, 2003 are estimated to be approximately $260 million. There are limitations on the usage of these net operating losses. As such, approximately $44 million will be available for use in fiscal 2004, with $12.5 million available per year thereafter.

Liquidity and Capital Resources

        From inception to March 31, 2003, our operations have been financed primarily through the sale of equity securities and, to a lesser extent, cash generated from operations, net cash acquired from acquisitions, and equipment lease financing. At March 31, 2003, we had approximately $171.5 million in cash, cash equivalents and short-term investments and approximately $0.8 million in restricted cash.

        Cash provided by (used for) operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, stock-based charges, tax benefit from stock options and changes in operating assets and liabilities. For the nine months ended March 31, 2003, net cash provided by operating activities was $45.5 million consisting of net income of

$13.2 million adjusted for non-cash items of $22.9 million and a $9.4 million decrease in operating assets and liabilities. For the nine months ended March 31, 2002, cash used for operating activities was $17.0 million consisting of net loss of $45.1 million, adjusted for non-cash items of $29.2 million, partially offset by a $1.0 million increase in operating assets and liabilities.

        For the nine months ended March 31, 2003, net cash used for investing activities was $23.3 million, consisting of $8.4 million of cash paid for the acquisition of the Internet access assets of BlueLight, purchases of property and equipment of $4.7 million and net purchases of short-term investments of $10.2 million. For the nine months ended March 31, 2002, net cash provided by investing activities was $34.9 million, consisting of $32.3 million of cash acquired from the Merger, $1.4 million proceeds from sales of assets and $2.2 million net proceeds from the maturities of short-term investments, partially offset by purchases of property and equipment of $0.9 million.

        For the nine months ended March 31, 2003, net cash used for financing activities was $2.0 million, consisting primarily of repurchases of common stock of $4.0 million and payments on capital leases of $2.9 million, partially offset by proceeds from exercises of stock options and employee stock purchase plan shares of $4.8 million. For the nine months ended March 31, 2002, net cash used for financing activities was $8.3 million, consisting of $6.1 million of payments on capital leases and notes payable and $3.5 million of repurchases of common stock and option shares exercised, partially offset by proceeds from exercises of stock options and employee stock purchase plan shares of $1.3 million.

        In prior years, we invested significantly in our network infrastructure, software licenses, furniture, fixtures and equipment and may need to make further investments in the future. We anticipate that our annual capital expenditures will increase from $1.5 million in fiscal 2002 to approximately $6.0 million for fiscal 2003, of which approximately $4.7 million was expended during the nine months ended March 31, 2003. The actual amount of capital expenditures may increase due to a number of factors, including new business initiatives such as our recently launched NetZero HiSpeed and Juno SpeedBand services, which are difficult to predict and could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. We intend to use our existing cash balances to fund any potential future operating losses, to repurchase outstanding common stock, to acquire complimentary services, businesses or technologies and to fund necessary future capital expenditures.

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

Financial Commitments

Operating Leases

        The Company leases its facilities and certain network equipment under operating leases expiring at various periods through 2010. The leases generally contain annual escalation provisions as well as renewal options. Future minimum lease payments under operating leases as of March 31, 2003 for the remainder of the fiscal year ending June 30, 2003 are $0.6 million.

        Future minimum lease payments under operating leases are as follows:

Year Ending June 30,
(in thousands)
2004	$2,686
2005	2,549
2006	2,451
2007	2,292
2008	2,117
Thereafter	2,612

Total	$14,707

Other Commitments

        Under the terms of several multi-year telecommunications services agreements with various service providers, we are currently contractually committed to purchase approximately $3.7 million in telecommunications services for the remainder of the fiscal year ending June 30, 2003. We are currently contractually committed to purchase approximately $13.8 million, $7.3 million and $0.3 million in telecommunications services for the fiscal years ending June 30, 2004, 2005 and 2006, respectively. Under the terms of a marketing agreement, we are currently contractually committed to purchase $1.5 million and $3.5 million in advertising in the fourth quarter of fiscal 2003 and the year ending June 30, 2004, respectively.

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

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs

to Exit an Activity (including Certain Costs Incurred in a Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 in the third quarter of fiscal 2003 did not have any impact on our financial position, results of operations or cash flows.

        In November 2002, the FASB issued Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also contains disclosure provisions surrounding existing guarantees, which are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 in the third quarter of fiscal 2003 did not have any impact on our financial position, results of operations and cash flows.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 in the third quarter of fiscal 2003 did not have any impact on our financial position, results of operations or cash flows. We are currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on our financial position, results of operations and cash flows.

        In January 2003, the Emerging Issues Task Force issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor of arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, with early application of this consensus permitted. The adoption of EITF Issue No. 00-21 in the first quarter of fiscal 2004 will not have any impact on our financial position, results of operations of cash flows.

Future results of operations may vary due to certain factors.

        Our operating results may fluctuate substantially in the future as a result of a variety of factors, many of which are outside of our control, including those discussed elsewhere in this Form 10-Q. While we do not currently intend to significantly increase our operating expenses other than to increase our marketing expenses and to increase telecommunications expenses as necessary to service new and existing users, we may increase other expenses and capital expenditures for a variety of reasons including, without limitation, unanticipated growth in our user base, enhancement of the features and functionality of our services, the development of new services and products, costs associated with integrating acquired companies, upgrading our internal network infrastructure, pursuing new distribution channels and hiring new personnel across all levels of the organization. Expenditures in each of these categories may vary significantly from period-to-period. While some expenses are fixed in the short-term, significant amounts of our operating expenses are determined on the basis of anticipated revenues. There are risks associated with the timing and achievement of revenue targets due to a variety of factors, and we cannot assure you that revenues will increase commensurately with expenses. As a result of these and other factors, operating results may vary substantially from quarter-to-quarter.

        Seasonal trends could affect revenues, operating expenses and the rate at which users sign up for our services. However, because our business model has changed and our operating history is limited, it is difficult to accurately predict these trends and plan accordingly. We currently anticipate that Internet usage and the rate at which users sign up for our services will be lower during the spring and summer months. It is possible that seasonal fluctuations could cause our active user base and cost of billable and free services to vary substantially from quarter-to-quarter.

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

        We are currently party to various legal actions and the nature of our business may subject us to additional claims in the future. The timing of the settlement of any actions, the costs incurred in defending any actions or the entry of judgments against us in any actions could cause our results of operations to fluctuate from period-to-period.

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

        Our billable services revenues are dependent on the number of pay users on our services. Each month, an average of four to five percent of our existing pay users cancel their accounts or have their accounts terminated. These percentages do not include those users who sign-up directly for our pay services without previously using our free services and whose accounts are terminated within 30 days of registration. Since the inception of our pay services, the number of new pay users signing up for our services has exceeded the number of users canceling their service, in part as a result of users upgrading from our free services. Increasing our pay user base involves two components: gaining new pay users who have not previously used our free services and converting our free services users to our pay services. We have experienced, and may in the future experience, decreases in our free user base, which we believe will cause us to rely more heavily on acquiring new pay users that have not previously used our free services. In addition, as our pay user base grows, we are required to obtain an increasing number of pay users to replace the users who cancel their service. The dial-up ISP industry is maturing and the aggregate number of dial-up accounts in the United States is decreasing. There is significant competition for new pay users and we cannot assure you that we will achieve success in acquiring new pay users. The average cost to acquire a new pay user in our industry is significantly higher than we anticipate spending, and we cannot assure you that we will be able to acquire new pay users at a reasonable acquisition cost. If we experience decreases in the number of new pay users signing up for our pay services, our pay user base is likely to decrease, and our business, results of operations and financial position will be adversely impacted.

        We have previously experienced reductions in advertising and commerce revenues from significant customers and may experience additional reductions in the future. We derived approximately 36% of our advertising and commerce revenues and approximately 4% of our total revenues for the three and nine months ended March 31, 2003 from our agreement with GM compared to approximately 38% and 34%, respectively, of advertising and commerce revenues and approximately 5% and 6%, respectively, of total revenues for the three and nine months ended March 31, 2002. Our current agreement with GM expires in December 2003 and will not be renewed. Historically, we have provided GM with reductions in the dollar amount of their advertising commitments and they may be provided additional reductions in the future. We can give no assurance that we will continue to derive the amount of anticipated advertising and commerce revenues from GM during the remainder of the term of the agreement. We do not anticipate that the GM agreement will be replaced by other arrangements that will generate comparable revenues and, as such, anticipate a decline in advertising and commerce revenues following the December 2003 quarter. The termination or renegotiation of agreements with significant customers, as well as the timing of orders under agreements with significant customers, may cause significant fluctuations in our quarterly advertising and commerce revenues. Our business, results of operations and financial condition may be materially and adversely affected if we are unable either to maintain or renew our agreements with significant customers or to replace such agreements with similar agreements with new customers.

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

Our stock price could fall if we are unable to maintain or increase profitability.

        We achieved profitability in the September 2002 quarter, and we have been profitable in each subsequent quarter. However, both NetZero and Juno have a history of losses. NetZero incurred net losses of approximately $334.5 million from its inception in July 1997 through September 2001. Juno incurred net losses of approximately $191.3 million from its inception in June 1995 through September 2001. During the year ended June 30, 2002, United Online incurred a $47.8 million net loss. Although our goal is to increase revenues and profitability, we cannot assure you that we will be successful in doing so, or that we will maintain profitability. We may never be successful in implementing our business strategies or in addressing the risks and uncertainties facing our company. We cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis. If we fail to maintain or increase profitability, the market price for our common stock would suffer which may adversely affect our ability to raise capital and retain key employees.

Our business is subject to fluctuations that may negatively impact the price of our common stock.

        Our revenues, expenses, operating results and pay user additions have varied in the past and may fluctuate significantly in the future due to a variety of factors including, without limitation, fluctuations in our pay and free user base, changes in the number of hours users use our services, the impact of competition, changes in our business model and service offerings, changes in the market for Internet advertising, the effect of significant contracts with advertisers and vendors, and fluctuations in marketing and telecommunications expenses. In addition, many of our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. We cannot assure you that we will achieve the expectations or projections made by our management. Furthermore, we may be unable to adjust spending quickly enough to offset any revenue shortfall, which may cause our business and financial results to suffer. Future results of operations may also vary for other reasons discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Due to all of the above factors and the other risks discussed in this section, you should not rely on quarter-to-quarter or year-to-year comparisons of our results of operations or pay user additions as an indication of future performance. It is possible that in some future periods our results of operations and pay user additions may be below the projections of our management and expectations of public market analysts and investors. In this event, the price of our common stock is likely to fall.

Our market share and revenues will suffer if we are unable to compete effectively with established and new providers of dial-up and broadband Internet access services.

        Competition for users of Internet access services is intense. We compete with established online service and content providers, such as AOL Time Warner, CompuServe and The Microsoft Network; independent national ISPs, such as EarthLink; companies combining their resources to offer Internet services in conjunction with other services such as the agreement between Yahoo! and SBC Internet Services and the arrangement between AOL Time Warner and Walmart.com; national communications companies and local exchange carriers such as AT&T WorldNet, Qwest Communications International, Inc. and Verizon; and cable companies such as Comcast Corporation, Cox Communications, Inc. and Adelphia Communications Corporation. We also compete with local telephone companies and regional and local commercial ISPs.

        While we believe our current product offerings compete primarily with other dial-up Internet access offerings, we also compete with broadband offerings. Our larger competitors offer both dial-up and broadband services. We offer broadband services on a limited basis pursuant to an agreement with Comcast Cable Communications, Inc. and we are uncertain whether we will offer broadband services on a more significant scale. We cannot assure you that we will be able to implement such a service successfully, that the service will be offered on other than a limited basis or that we will generate a significant number of users to the service. Our failure to offer competitive broadband services on a significant scale will adversely impact our ability to compete for new users and to retain existing users.

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

        NetZero and Juno have, from time to time, implemented restrictions and limitations on their free services and may impose additional restrictions and limitations in the future. As a result of these measures and other factors, we have experienced a decline in our free user base and a decrease in the number of new users registering for our free services. We also have focused our marketing efforts on marketing our pay services, not our free services. These measures may adversely impact our reputation as a provider of free services and make it more difficult to recruit new free users. Since a portion of our strategy is to increase our pay user base by converting free users to pay users, reductions in our free user base may adversely impact this strategy. We cannot assure you that these measures will not adversely impact our business.

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

        Our business and financial results are dependent on the number of users of our services. Our number of active users has a significant impact on our ability to attract advertisers, the number of advertising impressions we have available to sell, and on how many pay service users we can potentially acquire by soliciting users of our free service. Our number of pay service users is critical to our ability to generate revenues. Each month, an average of four to five percent of our pay service users cancel their accounts or have their accounts terminated. These percentages do not include those users who sign up for our pay service without previously using our free service and whose accounts are terminated within 30 days of registration. Each month, an even higher percentage of free users becomes inactive. This is due to competition, the imposition of limitations on our free services, changes in pricing plans and other factors. In addition, there may be significant overlap between NetZero's and Juno's active free user bases, so the actual combined active user base may be less than anticipated.

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

If we fail to maintain or grow our revenues while controlling the costs of our pay services, our business may suffer.

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

        Our ability to offer profitably a value-priced pay service may be adversely impacted if there is an increase in Internet usage by our pay users. We believe that our average usage per pay user may be less than that of certain of our competitors, and the average usage per pay user may increase in the future. If the average monthly usage for our pay users exceeds our expectations, or if our average hourly telecommunications cost increases, we may not be able to operate our value-priced pay services profitably. We may have to impose hourly limits on our pay services or increase our standard pricing, either of which could adversely impact our ability to attract and retain users to our pay services or compete effectively.

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

        We license from Portal the software necessary to operate our billing system. In addition, our billing system includes internally developed software. Customer billing is a highly complex process, and our billing system must efficiently interface with other third parties' systems such as the systems of credit card processing companies and other companies to whom we outsource billing functions. Our ability to accurately and efficiently bill our users is dependent on the successful operation of our billing system and third parties' systems upon which we rely. In addition, our ability to offer new pay services or alternative billing plans is dependent on our ability to customize our billing system. Issues associated with our billing system could cause a variety of problems including the failure to bill users on a timely basis, over-charging or under-charging users, inaccurate financial and customer data, credit card chargebacks, delays in new product or billing plan introductions and other billing-related errors. Such problems may lead to inaccurate reporting from time to time, which could adversely affect our business and financial results. We have experienced billing problems from time to time and may experience additional problems in the future. The failure of Portal to provide software upgrades and technical support, the failure of the Portal software or internally developed software to operate accurately, problems with our credit card processor or other billing vendors and any other failures or errors in our billing system could materially and adversely affect our business and financial results.

If we are unable to successfully integrate acquisitions into our operations, then we may not realize the benefits associated with such acquisitions and our financial condition and results of operations may be adversely affected.

        In September 2001 we completed the Merger. While the vast majority of the integration has been completed, additional efforts are ongoing and we cannot assure you that all integration efforts will be completed successfully. In November, we acquired certain assets of BlueLight's value-priced Internet access and e-mail service, and integration efforts are ongoing. We may acquire other companies or undertake other business combinations that can complement our current or planned business activities. We are currently evaluating the possibility of acquiring and integrating additional ISPs offering pay services. Acquisitions may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring a business involves many risks, including:

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

        We face numerous costs, operational and legal risks, and other uncertainties associated with our provision of free Internet access to consumers. These risks include risks that our pay users will cancel their subscription and switch to our free service and risks that the number of hours used by our free users, and the costs of providing the service may increase.

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

        Our marketing activities may be insufficient to increase or maintain the size of our pay user base and may be insufficient to develop or maintain awareness of our services. We have relied on a variety of cash-intensive subscriber acquisition activities in the past, including the distribution of CD's, the acquisition of competitors, fee-based referral agreements and extensive advertising and promotions. We could be required to incur significant marketing expenses to maintain or grow our user base, potentially resulting in increased user acquisition costs. If we incur costs in implementing marketing campaigns without generating sufficient new users, or if capital limitations or other factors prevent us from implementing marketing campaigns, or if marketing campaigns undertaken by competitors cause attrition in our user base, our business and financial results will suffer.

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

        A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. Each of NetZero and Juno has previously experienced reductions in revenues from material customers. For example, LookSmart, GM and Cisco have been material customers of NetZero. The LookSmart agreement was terminated in January 2001 and the Cisco agreement was terminated in August 2001. NetZero was not able to replace either agreement with a comparable arrangement. During the three and nine months ended March 31, 2003, GM represented approximately 36% of our advertising and commerce revenues. Our agreement with them expires in December 2003 and will not be renewed. We have provided them with reductions in their advertising obligations in the past and may do so in the future. We can give no assurance that we will continue to derive the amount of revenues from GM that we currently do during the remainder of the agreement. We do not anticipate that the GM agreement will be replaced by other arrangements that will generate comparable revenues and, as such, anticipate a decline in advertising and commerce revenues following the December 2003 quarter.

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

        In April 2003, we began marketing NetZero HiSpeed and Juno SpeedBand at $14.95 per month. These services combine a standard NetZero or Juno pay account with compression and caching technologies that reduce the average time for certain web pages to download to users' computers when compared to standard dial-up services. We have devoted significant resources to the development of these services, including the integration of technologies licensed from a third party with our technologies, and we intend to continue to devote significant resources to the continued development, marketing and provisioning of these services. While these services result in faster web surfing over a dial-up connection, these services do not provide the same benefits as broadband services such as a continuous connection or faster downloads of music and video files. In addition, the technologies underlying the services are complex and we may encounter issues with the operation, provisioning or the performance of the service. There can be no assurance that we will be successful in marketing these services. Even if we are successful in marketing these services to new and existing users, problems with these services could adversely affect our business in a number of ways, including increased account terminations and refunds.

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

  •
  loss of data or revenue;

  •
  injury to reputation; and

  •
  diversion of development resources.

        We have experienced some technical and customer support issues associated with our products and software releases. These issues have resulted in users discontinuing our service and have adversely impacted our revenues. A number of our material technologies and systems, including the software client systems and ad-serving technologies for NetZero, Juno and BlueLight Internet, are based on different platforms. To the extent we attempt to integrate these technologies and systems, we may experience a number of difficulties, errors, failures and unanticipated costs. In addition, our business relies on third-party software including, without limitation, software licensed from Oracle for our internal operations and software licensed from a third party for our NetZero HiSpeed and Juno SpeedBand services. Any significant failure of this software could materially and adversely affect our business. We cannot assure you that we will not experience significant problems in the future.

We are dependent on third parties for technical support and customer service and our business may suffer if they are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us.

        Our business and financial results depend, in part, on the availability and quality of live technical and customer support services. We outsource most of these functions to ClientLogic Corporation pursuant to an agreement that terminates in June 2005. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that ClientLogic becomes unable or unwilling to offer these services to us. At times, users have experienced lengthy waiting periods to reach representatives trained to provide the technical or customer support they require. ClientLogic has also experienced outages in the past where they were unable to service our users. Maintaining desired customer support levels may require significantly more support personnel than are currently available to us, or significantly greater expense than we feel it is appropriate, or than we are able, to incur. If our relationship with ClientLogic terminates and we are unable to enter into a comparable arrangement with a replacement vendor, if our current vendor is unable to provide the quality and quantity of service required, or if we are unable to develop internally the additional customer service and technical support capacity we expect to need, our business and financial results will suffer. We use technical support staff in India in part for supporting our customers via e-mail. If technical problems are encountered with communication to India, it may impair our ability to provide e-mail support.

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

        Seasonal trends could affect revenues, operating expenses and the rate at which users sign up for our services. Decreased usage during seasonal periods could decrease advertising inventory and adversely impact advertising revenue. While increased usage due to seasonality may positively impact advertising revenue, it would also result in increased telecommunication costs for such period. We currently anticipate that Internet usage and the rate at which users sign up for our services will be lower during the spring and summer months. Because our operating history is so limited, it is difficult for us to accurately predict these trends and plan accordingly. It is possible that seasonality could result in significant fluctuations in our operating results.

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

        At March 31, 2003, approximately 42 million shares were outstanding and available for resale, subject to volume and manner of sale limitations applicable to affiliates under Rule 144. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

        Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders because of a premium price offered by a potential acquirer. In addition, our board of directors adopted a stockholder rights plan which is an anti-takeover measure that will cause substantial dilution to a person who attempts to acquire the company on terms not approved by our board of directors.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        A settlement agreement has been reached in the dispute among Juno, Freewwweb and WorldCom, as more fully described in Footnote 10 to the financial statements. Pursuant to the agreement, Juno would be released from all claims in exchange for a $5.5 million cash payment. The settlement is subject to approval by the Freewwweb bankruptcy court and the WorldCom bankruptcy court. We expect that Freewwweb will object to the terms of the settlement. At March 31, 2003, we had liabilities recorded of approximately $5.5 million as an estimate of the amounts for which we believe the WorldCom and Freewwweb claims will be resolved. There can be no assurance that the settlement will be approved by the courts, that the outcome of the litigation will be positive or that we will not be required to pay Freewwweb and WorldCom an amount in excess of the amount currently reserved.

        A settlement agreement has also been reached in the dispute between Sprint and Juno in which Sprint was seeking damages of $550,000 plus costs.

ITEM 5. OTHER INFORMATION

        On November 15, 2001, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of United Online's common stock. The dividend was paid on November 26, 2001 to the stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from us one unit consisting of one one-thousandth of a share of our Series A junior participating preferred stock.

        On April 29, 2003, the Board of Directors voted to amend the Rights Agreement dated as of November 15, 2001 to increase the purchase price per unit from $25 to $140. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of our common stock or announces a tender or exchange offer which results in a person owning 15% or more of our common stock. We generally will be entitled to redeem the rights at $0.001 per right at any time until 10 days after a public announcement that a 15% position in our common stock has been acquired or that a tender or exchange offer which would result in a person owning 15% or more of our common stock has commenced. The rights expire on November 26, 2011.

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
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between Registrant and U.S. Stock Transfer Corporation
10.1+	Amended and Restated Registration Rights Agreement
10.2+	Lease Agreement between Westlake Gardens and Registrant
10.3+	2001 Employee Stock Purchase Plan
10.4+	2001 Stock Incentive Plan

10.5+	2001 Supplemental Stock Incentive Plan
10.6+	Employment Agreement between the Registrant and Mark R. Goldston
10.7+	Amendment to Employment Agreement between the Registrant and Mark R. Goldston
10.8+	Stock Pledge Agreement between Registrant and Mark R. Goldston
10.9+	Note Secured by Stock Pledge Agreement made by Mark R. Goldston in favor of Registrant
10.10+	Employment Agreement between the Registrant and Charles S. Hilliard
10.11+	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard
10.12+	Stock Pledge Agreement between Registrant and Charles S. Hilliard
10.13+	Note Secured by Stock Pledge Agreement made by Charles S. Hilliard in favor of Registrant
10.14+	Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.15+	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.16+	Employment Agreement between the Registrant and Brian Woods
10.17+	Amendment to Employment Agreement between the Registrant and Brian Woods
10.18++	Form of Note Secured by Stock Pledge Agreement made by certain officers of the Company in favor of Registrant
10.19++	Form of Stock Pledge Agreement between Registrant and certain officers of the Company
10.20++	Form of Restricted Stock Purchase Agreement between Registrant and certain officers of the Company
10.21+++	United Online, Inc. Fiscal Year 2003 Management Bonus Plan
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

+++
Incorporated by reference from the exhibits to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on February 10, 2003 (File No. 333-63704).

(b)
Reports on Form 8-K.

    None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED ONLINE, INC. (REGISTRANT)
Dated: May 1, 2003	By:	/s/ CHARLES S. HILLIARD Charles S. Hilliard Executive Vice President, Finance and Chief Financial Officer

Dated: May 1, 2003	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Senior Vice President, Finance, Treasurer and Chief Accounting Officer

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
Dated: May 1, 2003
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
Dated: May 1, 2003
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
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between Registrant and U.S. Stock Transfer Corporation
10.1+	Amended and Restated Registration Rights Agreement
10.2+	Lease Agreement between Westlake Gardens and Registrant
10.3+	2001 Employee Stock Purchase Plan
10.4+	2001 Stock Incentive Plan
10.5+	2001 Supplemental Stock Incentive Plan
10.6+	Employment Agreement between the Registrant and Mark R. Goldston
10.7+	Amendment to Employment Agreement between the Registrant and Mark R. Goldston
10.8+	Stock Pledge Agreement between Registrant and Mark R. Goldston
10.9+	Note Secured by Stock Pledge Agreement made by Mark R. Goldston in favor of Registrant
10.10+	Employment Agreement between the Registrant and Charles S. Hilliard
10.11+	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard
10.12+	Stock Pledge Agreement between Registrant and Charles S. Hilliard
10.13+	Note Secured by Stock Pledge Agreement made by Charles S. Hilliard in favor of Registrant
10.14+	Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.15+	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.
10.16+	Employment Agreement between the Registrant and Brian Woods
10.17+	Amendment to Employment Agreement between the Registrant and Brian Woods
10.18++	Form of Note Secured by Stock Pledge Agreement made by certain officers of the Company in favor of Registrant
10.19++	Form of Stock Pledge Agreement between Registrant and certain officers of the Company
10.20++	Form of Restricted Stock Purchase Agreement between Registrant and certain officers of the Company
10.21+++	United Online, Inc. Fiscal Year 2003 Management Bonus Plan
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

+++
Incorporated by reference from the exhibits to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on February 10, 2003 (File No. 333-63704).

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K