Form 10-K
period 2003-06-30
UNITED ONLINE INC
filed 2003-08-01
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 000-33367

UNITED ONLINE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0575839 (I.R.S. Employer Identification No.)
2555 Townsgate Road Westlake Village, California (Address of principal executive offices)	91361 (Zip Code)

(805) 418-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share
Preferred Stock Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of December 31, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the last reported sales price of the registrant's common stock on such date reported by the Nasdaq National Market, was approximately $639,899,217 (calculated by excluding shares beneficially owned by directors and officers). As of July 15, 2003, there were a total of 42,484,434 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this annual report, to the extent not set forth herein, is incorporated herein by reference to the registrant's definitive proxy statement relating to the 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year.

UNITED ONLINE, INC.
INDEX TO FORM 10-K

For the Year Ended June 30, 2003

        In this document, "United Online," the "Company," "we," "us" and "our" collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as "anticipate," "expect," "intend," "plan," "believe," "may," "will" or similar expressions constitute forward-looking statements. These forward looking statements include, but are not limited to, statements about the Internet access market, our user base, the advertising market, operating expenses, operating efficiencies, revenues, capital requirements and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The sections entitled "Risk Factors" in this Annual Report on Form 10-K and our other filings with the SEC set forth some of the important risk factors that may affect our business, results of operations, financial condition and cash flows. Statements indicating factors that we believe may impact our results are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

PART I

ITEM 1. BUSINESS

Overview

        We are a leading Internet service provider ("ISP") offering consumers free and value-priced Internet access and email. United Online commenced operations on September 25, 2001, following the merger of NetZero and Juno into two of its wholly-owned subsidiaries (the "Merger"). Our services, currently offered through the NetZero, Juno and BlueLight Internet brands, are available in more than 6,500 cities across the United States and Canada. In addition, we offer marketers numerous online advertising products as well as online market research and measurement services. At June 30, 2003, we had over 2.5 million subscribers to our pay services and approximately 5.2 million active users, including pay subscribers. "Active" users include all pay subscribers and those free users who have logged onto our services during the preceding 31-day period.

        Juno launched its first service, a free dial-up email service, in April 1996 and began offering free Internet access service in 1999. NetZero launched its first service, a free Internet access service, in October 1998. These free services were predicated on generating advertising revenues to fund their operations. Due to a variety of factors, including reductions in online advertising rates, we began offering pay Internet access services and took various measures to limit the cost of providing our free services.

        Juno started offering pay services in 1998, NetZero began offering pay services in January 2001 and we acquired the Internet access assets of BlueLight.com LLC in November 2002. The NetZero and Juno pay services differ from their respective free services in that the hourly and certain other limitations set for the free services do not apply. In addition, the free services incorporate a number of advertising initiatives, including a persistent on-screen advertising banner, which are not included on the pay services. Our pay services are offered through various pricing plans, generally $9.95 per month. Recently we began offering "accelerated" dial-up services for $14.95 per month. Our accelerated dial-up services are enhanced with compression, caching and other technologies that reduce the average time for certain Web pages to download to users' computers when compared to standard dial-up services. At June 30, 2003, subscribers to our accelerated dial-up services comprised approximately 8% of our total pay subscriber base.

Industry Background

        It has been estimated that, as of the end of 2002, approximately 60% of U.S. households had some form of Internet access, representing an estimated 66 million to 70 million consumer Internet access accounts. Of these households, an estimated 48 million to 54 million accessed the Internet using a narrowband, or "dial-up," connection, with the remainder using some type of "broadband" connection.

        While there are several thousand ISPs in the U.S., a small number of large, nationwide providers dominate the Internet access market. The top ten ISPs currently account for more than 90 percent of the U.S. dial-up market, and the majority of these providers charges in excess of $20 for their standard monthly dial-up service, which we refer to as a "premium-priced" dial-up service. Many premium-priced services offer a variety of ancillary services for no additional fee, including unlimited telephone customer support, multiple account names and email addresses, Web storage and, in some cases, content. While some major dial-up providers offer discounted pricing plans, many of these plans are subject to relatively low monthly usage limits and are marketed to consumers on a limited basis, and thus represent a small percentage of their accounts. A number of ISPs currently offer nationwide, value-priced Internet access as their primary consumer offering, and NetZero and Juno are currently the only nationwide ISPs that also offer free Internet access services. Broadband access, which includes cable, digital subscriber lines ("DSL"), satellite and wireless, generally offers users significantly faster connection and download speeds than dial-up access for a substantially higher standard monthly fee, currently ranging from an estimated $35.00 to $55.00 per month.

        The number of U.S. households using broadband has grown significantly over the last few years and is expected to continue to grow. Many industry analysts estimate that, as a result of broadband adoption, the total number of dial-up accounts in the U.S. has begun to decline and will continue to decline. While United Online's pay subscriber base has grown significantly, a number of the major premium-priced providers have recently experienced declines in their user bases. We believe that the rate of segmentation of the Internet access market among premium-priced dial-up, value-priced dial-up and broadband services will depend upon a variety of factors, including (i) broadband providers' ability to reduce pricing, bundle related communication services and expand geographic coverage, (ii) future consumer demand for applications that require more bandwidth, such as video and music applications, and (iii) consumer price sensitivity in a maturing Internet access market.

        We believe that an increase in consumer price sensitivity could result from the potential commoditization of Internet access as the market matures as well as from potential changes in the demographics of Internet users. We believe the majority of future growth in the U.S. Internet access market may be driven by a significant increase in lower-income households accessing the Internet, where penetration rates have been lowest. For these reasons, we believe that value-priced Internet services, like those offered by United Online, are well positioned to grow and increase their share of the U.S. dial-up Internet access market at least in the near term.

        In recent months, a number of ISPs, including NetZero and Juno, began offering accelerated dial-up Internet access services. These services operate using a standard dial-up Internet connection and enable users to download certain Web pages faster than standard dial-up services. While these services are relatively new and their adoption rate is difficult to estimate, these services may be attractive to many consumers as an alternative to more expensive broadband offerings. However, these services do not provide certain of the benefits of broadband services, such as continuous connections and faster downloads of music and video files, and in some circumstances result in some degradation of image quality. Several companies also offer software to accelerate a dial-up connection, regardless of the ISP. Pricing of these accelerated dial-up products and services varies significantly among ISPs and software providers. Our accelerated services are priced at $14.95 per month. AOL Time Warner and EarthLink, however, have recently announced that they will offer accelerated services as part of their premium-priced dial-up services at no additional charge, which may result in pressure on us and other providers to reduce the pricing of these services.

        We believe that the business of providing Internet access services is affected somewhat by seasonality. Internet usage generally declines during the spring and summer months and increases in the fall and winter months. In the past, we have experienced relatively more new user sign-ups and increased usage in the winter months compared to the summer months.

Sources of Revenue

        We generate revenue from billable services and advertising and commerce transactions.

  Billable Services Revenues

        Billable services revenues were $247.8 million, or 89% of total revenues, for fiscal 2003, compared to $141.0 million, or 84% of total revenues, for fiscal 2002. Billable services revenues consist primarily of monthly fees charged to subscribers for dial-up Internet access services and, to a lesser extent, fees charged to users for live telephone technical support.

        Our pay services have been offered under a number of pricing plans, ranging from $1.95 to $29.95 per month. Currently, our most common pricing plan is $9.95 per month. Recently we began offering accelerated dial-up services for $14.95 per month. In general, we charge our subscribers in advance of providing the service, which results in the deferral of billable services revenue to the period in which the Internet access services are provided. We generally charge our users $1.95 per minute for live telephone technical support. We have experimented with a variety of pricing plans both in connection with offers extended to some of our existing users and through external marketing channels. We may continue testing a variety of pricing plans in the future to determine their impact on profitability, subscriber acquisition, conversion rates of free users to pay subscribers and subscriber retention rates. We intend to continually evaluate the desirability and effectiveness of our pricing plans and may, in the future, make changes to these plans. We may also offer additional fee-based products and services, as well as a wide range of discounted flat-rate plans and promotions, such as a free month of service or a discounted rate for an initial or prepaid period.

  Advertising and Commerce Revenues

        Advertising and commerce revenues were $29.5 million, or 11% of total revenues, for fiscal 2003, compared to $26.5 million, or 16% of total revenues, for fiscal 2002. Our advertising and commerce revenues are generated from both our pay subscribers and free users.

        We are able to designate the initial Web site viewed by our users during an Internet access session. This Web site, or "start page," displays sponsored links to a variety of content, services and products. We also display a toolbar on users' screens throughout their online sessions that is always visible regardless of the particular Web site they visit. The toolbar contains search functionality and a variety of buttons, icons and drop-down menus. On our free services, the toolbar is larger than on our pay services and also contains banner advertisements. We generate revenues from the start page and the toolbar by displaying, or users clicking on, banner, text-link and other advertisements that are linked to advertisers' and sponsors' Web sites, or by users utilizing functionality offerings such as Internet search services.

        We also generate advertising and commerce revenues by users clicking on, or by displaying, rich media advertisements in a small window on the computer screens of certain users while they make a dial-up Internet connection and immediately prior to terminating their connection; by delivering email messages on behalf of advertisers or by users clicking on such messages and being referred to sponsors'

Web sites; by enabling customer registrations for partners; and by providing third parties with data analysis and other market research services, such as surveys and questionnaires.

Marketing and Subscriber Acquisition

        Our marketing efforts are focused primarily on attracting pay subscribers and building our brands. These efforts include television, Internet, sponsorships, radio, print and outdoor advertising. Our marketing department consists of marketing management, media, creative services, Web development, strategic alliances and business development personnel. We produce a significant amount of our marketing materials in-house, using state-of-the-art design computers and graphics program techniques.

        In addition to our traditional marketing activities, we view our free services as an effective component of our pay subscriber acquisition strategy. While we have not spent significant marketing resources on our free services since the Merger and have experienced a decrease both in our active free user base and in the number of people signing up for free services, our free user base continues to be a significant source of new pay subscribers. Our active free user base and the number of users who convert from our free services to our pay services may continue to decrease, particularly if we do not actively promote our free services in the future.

        We use a variety of distribution channels to promote our pay services. Prospective users can access the software necessary to run our services by either downloading it from the Internet or by using a compact disc ("CD") to install it on their computers. Because the initial download of our software can be done in less than two minutes using a standard dial-up connection, we currently do not rely extensively on the costly practice of widespread distribution of CDs, which is a common practice of many of our major competitors. Our traditional marketing activities are designed to drive prospective pay subscribers to either download our software from our main Web sites or to call and order our services, or a CD, by telephone.

        We have also entered into a variety of distribution relationships where third parties assist in the distribution of our software. Such arrangements generally include distribution of our software in conjunction with their services and download links to our services on their Web sites. In most cases we pay a per subscriber acquisition fee to these distributors. We intend to continue to evaluate and engage in a variety of distribution channels to enable us to make our services known and available to a larger population of potential users.

Billing

        Most of our subscribers pay for our Internet services with a credit card, but subscribers may also pay for their service with a personal check or money order or may elect to be billed through their local telephone company. Subscribers who elect to pay with a personal check or money order are currently required to sign-up for one of our multi-month payment plans. Fees charged to users for live telephone technical support are generally billed on a per-minute basis. Users may pay for telephone technical support with a credit card or may elect to be billed through their local telephone company.

        We utilize a combination of third-party and internally developed software applications for customer billing. Customer billing is a complex process, and our billing systems must efficiently interface with third-parties' systems, such as our credit card processor's system. Our ability to accurately and efficiently bill and collect payment from our users is dependent on the successful operation of our billing systems and various third-party processors. In addition, our ability to offer new pay services or alternative payment plans is dependent on our ability to customize our billing system.

Customer Support

        Our customer support infrastructure consists of internal personnel, including employees at our facility in Hyderabad, India, and third parties to whom we outsource selected support services, including telephone technical support. We offer a variety of online and offline "self-help" tools, including our offline "Quick Help" software that is loaded onto a user's computer when the service is initially installed. This tool can be accessed without connecting to our services and provides valuable troubleshooting for connection-related inquiries. Our Web site, automated email response system and self-help tools are all designed to provide comprehensive tutorials, advice, tips, step-by-step solutions and answers to many frequently asked questions. These self-help tools are also designed to assist users in updating and verifying billing information, downloading and operating our software and setting up their email accounts. In addition, we provide traditional email support where our personnel generally respond to users within a day of receiving an inquiry.

        We offer telephone technical support billed on a per-minute basis and telephone billing support for free. We monitor the effectiveness of our user support functions and measure performance metrics such as average hold time and first call resolution and abandonment rates. Communications with users are logged and categorized to enable us to recognize and act on trends. An internal quality assurance team monitors the work of our vendors and provides feedback to improve their skills and establish consistency throughout our user support functions.

Technology

        Our services are provided through a combination of internally developed and third-party software, industry standard hardware and outsourced network services. We have developed software to enhance the functionality of the components of our services, including user connectivity, billing, email, customer support and targeted advertising. We maintain data centers in multiple locations around the country with redundant systems to provide high levels of service availability and connectivity. We outsource the majority of our data center services and all of our bandwidth and managed modem services. We have integrated many aspects of the NetZero, Juno and BlueLight Internet services, which has enabled us to provide higher levels of service to our users while reducing per-user telecommunications and network operating costs.

        In order to utilize our services, users generally are required to install our client software onto their computers. This software allows us to manage and enhance connection quality, deliver important user messages and upgrade users with new features and functionality. We also use our client software to collect important data regarding the quality of dial-up connections so that we can quickly resolve network problems that may occur. The client software also contains our internally developed "autodialer" technology that presents users with a list of phone numbers for their area and helps to ensure users are connected to a cost-effective and reliable network. Our client software also enables us to deliver targeted advertising and collect other user data.

        One key feature of our client software is the initial download size. We have developed an initial client application that downloads to the user's computer in less than two minutes over a standard dial-up connection. Once installed, a user can create an account with us and get connected to the Internet. The remaining portion of our client software is then downloaded to the user's computer over time during future Internet sessions. We recently released new client software that includes accelerated dial-up services that is integrated with our client software for Microsoft Windows. Our client software currently operates on the Windows 95, Windows 98, Windows 2000, Windows ME, Windows XP, Windows NT 4.x and Mac OS X operating systems.

        Another major component of our technology is our server software, written primarily in Java and C++ software code, which consists of a group of software applications running on multiple servers that manage each user's account and online sessions. Our server software interacts with the client software to send and receive information such as authentication data, phone lists, advertisements and other usage data. Database servers store session information, user information and advertisement display and click data. Advertisement targeting servers manage the advertising inventory and determine which advertisements users will view and which will be downloaded to users' computers during their online sessions. Other major server software systems include our email server software, our accelerated dial-up services server software and our billing server software.

        We license a number of our software applications and components. Our billing system is based on a software application that is licensed from Portal Software, Inc. and our customer support system utilizes a software application that is licensed from Remedy, a BMC Software company. The majority of our database systems runs on Oracle database applications and we use Oracle financial and human resources management software for internal administrative purposes. We license Sun Microsystem's Java technology for our client and server software applications. Our accelerated dial-up services use software technology components licensed from Slipstream, Inc.

        We protect our technologies and trademarks through a combination of patent, copyright, trade secret and trademark law. We have filed numerous patent applications relating to a variety of business methods and technologies. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and distribution of, our technologies, documentation and other proprietary information.

Competition

        Competition for Subscribers.    Competition for subscribers of Internet access services is intense. We compete with established online service and content providers such as AOL Time Warner and The Microsoft Network; independent national ISPs such as EarthLink; companies combining their resources to offer Internet services in conjunction with other services such as Yahoo! and SBC Internet Services, and AOL Time Warner and Walmart.com; national communications companies and local exchange carriers such as AT&T WorldNet, Qwest Communications International, Inc. and Verizon; cable companies such as Comcast Corporation, Cox Communications, Inc., Charter Communications, Inc. and Adelphia Communications Corporation; local telephone companies; and regional and local commercial ISPs. We also compete against other companies that offer services or products such as personal computers, bundled with, or as promotions for, Internet access services. We believe that the primary competitive factors determining success in the market for Internet users include price, a reputation for reliability of service, effective customer support, easy to use and reliable software, geographic coverage and scope of services. Other important factors include the timing and introduction of new products and services as well as general economic trends. While we believe that we compete favorably with respect to price and most of these factors, many of our competitors have an advantage over us with respect to specific factors, particularly customer support and scope of services.

        Our standard monthly pricing is currently much lower than the standard monthly pricing of most of our major competitors. Certain significant competitors, however, are engaging in more aggressive pricing of their dial-up services either under their primary brands or alternate brands and some competitors do not charge more for their accelerated dial-up service. We cannot assure you that this increased competition will not adversely impact our ability to maintain or grow our pay subscriber base, particularly for our accelerated dial-up services. We also cannot assure you that some or all of our competitors will not reduce their pricing to be more price competitive with us.

        Most of our major competitors also offer significantly greater customer support and scope of services than we currently offer. Some competitors have made content a significant factor in their offerings, and we do not currently offer our own content. Our decision not to offer a broader variety of services may adversely impact our ability to compete. Our ability to compete effectively for new subscribers would likely be negatively impacted to the extent that our competitors develop additional features, functionality or services that we do not currently offer.

        In addition, many of our competitors have significantly greater brand recognition than we do and spend significantly more on marketing their services than we do. Our business model is predicated upon having a significantly lower pay subscriber acquisition cost than is customary in our industry. As a result, we have not participated extensively in a variety of large distribution channels, such as being pre-bundled on branded computers or being offered at various retail outlets of major franchises, where the cost to acquire a subscriber has been higher than we have been willing to spend. To the extent the channels in which we do not participate become the key channels for acquiring new subscribers, we may be at a competitive disadvantage. If we choose to participate in more costly distribution channels, our subscriber acquisition cost may increase and our results of operations could be negatively impacted. Our competitors also routinely offer free trial periods, and if we choose to offer similar free trial periods on a significant scale, it may adversely impact our results of operations. In addition, there is no assurance that our marketing resources will be sufficient for us to continue to compete effectively with our major competitors.

        Some providers of broadband services have decreased pricing to attract new users. The decline in the size of the dial-up market could accelerate significantly if broadband services become widely available at lower prices or if there is significant consumer adoption of services, such as online video and music applications, which depend upon connections that provide significant bandwidth. In addition, several companies bundle broadband services with their cable or phone services, which may result in lower prices of the broadband service to the consumer. We currently offer a broadband service in Nashville and Indianapolis through Comcast Corporation's cable systems. The service, however, is not value-priced and we have had a minimal number of subscribers sign up for it. We currently do not plan to offer broadband services on a significant scale, which will adversely impact our ability to compete for new subscribers and to retain existing subscribers.

        We expect competition for subscribers to continue to intensify and cannot assure you that we will be able to compete successfully. Our inability to compete effectively could require us to make significant revisions to our strategies and business model, and would likely result in increased costs, decreased revenues and the loss of users, all of which could materially and adversely impact our business, financial condition, results of operations and cash flows.

        Competition for Advertising Customers.    We believe that the competitive factors determining success in the market for advertising customers include the size and demographic profile of a user base, the ability to target users based on a variety of criteria, pricing and geographic coverage. While we believe that we compete favorably with respect to many of these factors, several of our competitors may have an advantage over us with respect to specific factors, particularly size of user base. We compete for revenues with major ISPs, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, and various other companies that facilitate Internet advertising. Many of these companies have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical and sales and marketing resources than we do. This may allow them to devote greater resources to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. Competition combined with a slowing of the growth of online advertising has resulted in, and may continue to result in, reductions in the number of advertisers on our services, price reductions and reductions in advertising revenues. We also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets.

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

Employees

        As of June 30, 2003, we had 461 employees, 325 of which were located in the United States and 136 of which were located in Hyderabad, India. We had 247 employees in product development, 89 employees in general and administrative, 72 employees in sales and marketing, and 53 employees in network operations. None of these employees are subject to any collective bargaining agreements, and we consider our relationships with employees to be good.

Web Availability of Reports

        Our corporate Web site is www.untd.com. On this Web site, we make available, free of charge, our annual, quarterly and current reports, changes in the stock ownership of our directors and executive officers, and other documents filed with, or furnished to, the SEC as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC.

ITEM 2. PROPERTIES

        We currently maintain the following principal facilities:

Facilities	Location	Approximate Square Feet	Lease Expiration
Principal executive and corporate offices	Westlake Village, CA	49,000	2009
Operations and technology facility	New York, NY	22,000	2010
Operations and customer support facility	Westlake Village, CA	19,000	2006
Customer support and technology facility	Hyderabad, India	34,000	2005

        We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate any physical expansion of our corporate operations, customer support and technology centers or for any additional sales offices.

ITEM 3. LEGAL PROCEEDINGS

        On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors (the "Consolidated Cases"). Counsel for the plaintiffs, the issuers and the insurers for the issuers have entered into a Memorandum of Understanding regarding a proposed settlement in the Consolidated Cases, which is subject to court approval and other conditions.

        On January 8, 2002, plaintiffs Dorothy Steff, John Kozarevich, Rachel Ward and Lori Anderson filed a class action in Los Angeles County Superior Court for the State of California against United Online, NetZero and Juno. Plaintiffs allege that we used marketing and promotional materials to mislead or deceive the alleged class members regarding their billable Internet services. Plaintiffs are seeking injunctive relief, restitution, disgorgement of profits, the establishment of a constructive trust and attorneys' fees. The parties have entered into a settlement agreement in this case which is subject to final approval by the court.

        On May 17, 2001, plaintiff Ann Louise Truschel filed an action in the Supreme Court of the State of New York for the County of New York against Juno on behalf of herself and all others similarly situated. Plaintiff alleges unjust enrichment, unfair and deceptive business practices and breach of contract. Specifically, plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (i) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (ii) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. Plaintiff is seeking damages, injunctive relief and attorneys' fees. Discovery is ongoing and no trial date has been set.

        On December 19, 2002 plaintiff William Kleen filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Juno on behalf of himself and all others similarly situated. Plaintiff alleges unjust enrichment, unfair and deceptive business practices and breach of contract. Specifically, plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (i) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (ii) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. Plaintiff is seeking damages, injunctive relief and attorneys' fees. Discovery is ongoing and no trial date has been set.

        On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba "Freewwweb," (the

"Debtor"), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and Freewwweb. In response to the commencement of the adversary proceeding, Freewwweb and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno's conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1,000,000 and Juno claiming less than $300,000. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement, which is subject to court approval. The parties expect that the Stipulation of Settlement will be objected to by the Debtor and certain of its shareholders. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno, and we have reserved $5.5 million in connection with this proceeding.

        The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, financial condition, results of operations or cash flows, the results of litigation are inherently uncertain and we cannot assure you that we will not be materially and adversely impacted by the results of such proceedings. Other than with respect to the Consolidated Cases, we have established reserves for the matters discussed above and such reserves are reflected in our consolidated financial statements. We cannot assure you, however, that the reserves that have been established are sufficient to cover the possible losses from outstanding litigation.

        We are subject to various other legal proceedings and claims that arise in the ordinary course of business. We believe the amount, and ultimate liability, if any, with respect to these actions will not materially affect our business, financial condition, results of operations or cash flows. We cannot assure you, however, that such actions will not be material and will not adversely affect our business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of security holders during the quarter ended June 30, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has been quoted on the Nasdaq National Market ("NASDAQ") under the symbol "UNTD" since September 26, 2001. Prior to that, NetZero common stock had been quoted on the NASDAQ under the symbol "NZRO" since September 23, 1999. The following table sets forth, for the fiscal quarters indicated, the high and low prices per share of our common stock since September 26, 2001 and NetZero common stock (adjusted to reflect the 0.20 shares of United Online common stock exchanged for each share of NetZero common stock in connection with the Merger) prior to September 26, 2001 as reported on the NASDAQ:

	High	Low
Fiscal 2002
First Quarter	$4.60	$1.70
Second Quarter	5.18	2.16
Third Quarter	8.74	4.01
Fourth Quarter	12.70	7.68
Fiscal 2003
First Quarter	13.79	7.12
Second Quarter	17.54	9.01
Third Quarter	19.15	12.70
Fourth Quarter	27.86	17.12
Fiscal 2004
First Quarter (through July 15, 2003)	31.19	24.88

        On July 15, 2003, there were 894 holders of record of our common stock.

Dividends

        We have never declared or paid any cash dividends on our capital stock.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

        The consolidated statement of operations data for fiscal 2003, 2002 and 2001 and the consolidated balance sheet data at June 30, 2003 and 2002 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for fiscal 2000 and 1999 and the consolidated balance sheet data at June 30, 2001, 2000 and 1999 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

        The results reflect only the results of operations of NetZero and its subsidiaries prior to September 25, 2001, as predecessor to United Online. The results reflect the financial impact of the Merger subsequent to September 25, 2001 and the acquisition of the Internet access assets of BlueLight subsequent to November 4, 2002. For additional information related to our acquisitions, see Note 2 to our consolidated financial statements contained in this report.

        The following amounts are in thousands, except per share data:

	Year Ended June 30,
	2003	2002	2001	2000	1999
Consolidated Statements of Operations Data:
Total revenues	$277,295	$167,515	$57,217	$55,506	$4,634
Operating income (loss)	$21,721	$(53,946)	$(215,087)	$(98,099)	$(15,415)
Net income (loss)	$27,792	$(47,810)	$(205,756)	$(91,286)	$(15,300)
Net income (loss) per share—basic	$0.68	$(1.35)	$(9.05)	$(6.16)	$(7.09)
Net income (loss) per share—diluted	$0.62	$(1.35)	$(9.05)	$(6.16)	$(7.09)
	At June 30,
	2003	2002	2001	2000	1999
Consolidated Balance Sheets Data:
Total assets	$280,676	$233,593	$183,863	$325,958	$47,501
Capital leases and notes payable, non-current	$—	$—	$3,314	$10,278	$3,527
Redeemable convertible preferred stock	$—	$—	$—	$—	$2,140

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading ISP offering consumers free and value-priced Internet access and email. Our services, currently offered through the NetZero, Juno and BlueLight Internet brands, are available in more than 6,500 cities across the United States and Canada. In addition, we offer marketers numerous online advertising products as well as online market research and measurement services. At June 30, 2003, we had over 2.5 million subscribers to our pay services and approximately 5.2 million active users, including pay subscribers. "Active" users include all pay subscribers and those free users who have logged onto our services during the preceding 31-day period.

        Juno launched its first service, a free dial-up email service, in April 1996 and began offering free Internet access service in 1999. NetZero launched its first service, a free Internet access service, in October 1998. These free services were predicated on generating advertising revenues to fund their operations. Due to a variety of factors, including reductions in online advertising rates, we began offering pay Internet access services and took various measures to limit the cost of providing our free services.

        Juno started offering pay services in 1998, NetZero began offering pay services in January 2001 and we acquired the Internet access assets of BlueLight in November 2002. The NetZero and Juno pay services differ from their respective free services in that the hourly and certain other limitations set for the free services do not apply. In addition, the free services incorporate a number of advertising initiatives, including a persistent on-screen advertising banner, which are not included on the pay services. Our pay services are offered through various pricing plans, generally $9.95 per month. Recently we began offering accelerated dial-up services for $14.95 per month. Our accelerated dial-up services are enhanced with compression, caching and other technologies that reduce the average time for certain Web pages to download to users' computers when compared to standard dial-up services. At June 30, 2003, subscribers to our accelerated dial-up services comprised approximately 8% of our total pay subscriber base.

        United Online commenced operations on September 25, 2001, following the merger of NetZero and Juno into two of its wholly-owned subsidiaries (the "Merger"). The Merger was accounted for under the purchase method of accounting for business combinations as an acquisition of Juno by NetZero, which is considered the predecessor company to United Online.

Results of Operations

        The following table sets forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with Critical Accounting Policies, Liquidity and Capital Resources and Financial Commitments included in this Item 7 as well as the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The results reflect only the results of operations of NetZero and its subsidiaries prior to September 25, 2001, as predecessor to United Online. The results reflect the financial impact of the Merger subsequent to September 25, 2001 and the acquisition of the Internet access assets of BlueLight subsequent to November 4, 2002. For additional information related to our acquisitions, see Note 2 to our consolidated financial statements contained elsewhere in this report.

	Year Ended June 30,
	2003	% of Revenue	2002	% of Revenue	2001	% of Revenue
	(in thousands)
Statements of Operations Data:
Revenues:
Billable services	$247,790	89%	$141,005	84%	$6,662	12%
Advertising and commerce	29,505	11	26,510	16	50,555	88

Total revenues	277,295	100	167,515	100	57,217	100

Operating expenses:
Cost of billable services	89,293	32	74,227	44	8,944	16
Cost of free services	12,603	5	33,129	20	79,416	139
Sales and marketing	86,623	31	40,220	24	62,176	109
Product development	23,054	8	24,779	15	27,534	48
General and administrative	27,805	10	30,722	18	28,775	50
Amortization of goodwill and intangible assets	16,411	6	14,156	8	16,837	29
Restructuring charges	(215)	—	4,228	3	—	—
Impairment of goodwill and intangible assets	—	—	—	—	48,622	85

Total operating expenses	255,574	92	221,461	132	272,304	476

Operating income (loss)	21,721	8	(53,946)	(32)	(215,087)	(376)
Interest income, net	4,290	1	5,070	2	9,331	16
Other income, net	—	—	1,066	1	—	—

Income (loss) before income taxes	26,011	9	(47,810)	(29)	(205,756)	(360)
Benefit for income taxes	(1,781)	(1)	—	—	—	—

Net income (loss)	$27,792	10%	$(47,810)	(29)%	$(205,756)	(360)%

Year Ended June 30, 2003 Compared to
the Year Ended June 30, 2002

Revenues

        Billable Services Revenues

        Billable services revenues consist primarily of monthly fees charged to users for dial-up Internet access services and, to a lesser extent, fees charged to users for live telephone technical support. Our pay Internet access services have been offered under a number of pricing plans, ranging from $1.95 to $29.95 per month. Currently, our most common pricing plan is $9.95 per month. Recently we began offering accelerated dial-up Internet access services for $14.95 per month. At June 30, 2003, users of our accelerated dial-up services comprised approximately 8% of our total pay subscriber base. We generally charge our users $1.95 per minute for live telephone technical support.

        Billable services revenues may fluctuate from period to period primarily as a result of changes in the average number of pay subscribers. The average number of pay subscribers is a simple average calculated based on the number of pay subscribers at the beginning and end of a period. We may also experience periodic fluctuations in billable services revenues as a result of fluctuations from period to period in the average monthly revenue per pay subscriber. Average monthly revenue per pay subscriber is calculated by dividing billable services revenues for a period by the average number of pay subscribers for that period. Average monthly revenue per pay subscriber may fluctuate from period to period as a result of a variety of factors including the introduction of new pay services at different price points, the timing of pay subscribers joining and leaving our services, the use of discounted pricing plans, the use of promotions such as a free month of service, increases or decreases in the price of our services and changes in the mix of pay subscribers and their related pricing plans.

        Billable services revenues increased by $106.8 million, or 76%, to $247.8 million for fiscal 2003, compared to $141.0 million for fiscal 2002. The increase was due to an increase in our average number of pay subscribers, which was partially offset by a decrease in our average monthly revenue per pay subscriber. Our average number of pay subscribers was approximately 2,127,000 during fiscal 2003, compared to approximately 959,000 for fiscal 2002. The increase in our average number of pay subscribers resulted from a number of factors, including the Merger in September 2001, which increased our pay subscriber base by over 875,000 users, a significant number of our free users upgrading to pay services, increased marketing of our pay services and the acquisition of approximately 174,000 pay subscribers from BlueLight in November 2002. Average monthly revenue per pay subscriber was $9.71 for fiscal 2003, compared to $12.26 for fiscal 2002. Average monthly revenue per pay subscriber was abnormally high in fiscal 2002 as a result of the timing of the Merger.

        Our pay subscriber base increased by approximately 840,000 users, or 49%, during fiscal 2003. While we anticipate that our pay subscriber base will continue to increase in the near term, we do not believe that it will increase at the rate experienced during fiscal 2003. Future increases in our pay subscriber base will be dependent on a number of factors including the number of free users upgrading to pay services, changes in our distribution channels, the number of pay subscribers who cancel their accounts or have their accounts terminated, increases or decreases in our marketing expenditures, the effectiveness of our marketing activities, the impact of competition and the impact of acquisitions, if any.

  Advertising and Commerce Revenues

        Our advertising and commerce revenues consist of fees from our Internet search partners that are generated as a result of our users utilizing their Internet search services, fees generated by our users viewing and clicking on third-party Web site advertisements, fees generated by enabling customer registrations for partners and fees from referring our users to, and our users making purchases on, sponsors' Web sites. We also generate revenues from providing third parties with data analysis capabilities and traditional market research services, such as surveys and questionnaires. Our advertising and commerce revenues are generated from both our pay subscribers and free users. Factors generally impacting our advertising and commerce revenues include the state of the online advertising market, changes in orders from significant customers, increases or decreases in our active user base, limitations on our free services and increases or decreases in advertising inventory available for sale. In the past, we have imposed limitations on our free services that have adversely impacted our volume of advertising inventory.

        Advertising and commerce revenues increased by $3.0 million, or 11%, to $29.5 million for fiscal 2003, compared to $26.5 million for fiscal 2002. The increase was primarily due to higher advertising revenues generated from our advertising agreement with General Motors Corporation ("GM") and a significant increase in revenues from fees derived from our Internet search partners. We derived approximately 37% of our advertising and commerce revenues for fiscal 2003 from GM, compared to approximately 34% for fiscal 2002. Additionally, we derived approximately 20% of our advertising and commerce revenues for fiscal 2003 from Internet search fees primarily provided through our agreement with Overture Services Inc. ("Overture"), compared to approximately 9% for fiscal 2002. The increased revenues from GM and Overture were partially offset by a decrease in advertising inventory available for sale as a result of a decrease in our active free user base and the use of available inventory for the promotion of our pay services to our free users.

        Our agreement with GM expires in December 2003 and will not be renewed. We do not anticipate that the GM agreement will be replaced by other arrangements that will generate comparable revenues and, as such, anticipate a substantial decrease in advertising and commerce revenues following the second quarter of fiscal 2004.

Cost of Billable Services

        Cost of billable services includes direct costs of billable services and costs that have been allocated to billable services based on the aggregate hourly usage of our pay subscribers as a percentage of total hours used by both our free users and pay subscribers. Direct costs consist of costs related to providing technical support, customer billing and billing support to our pay subscribers. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our network and data centers, and depreciation of network computers and equipment.

        Cost of billable services increased by $15.1 million, or 20%, to $89.3 million for fiscal 2003, compared to $74.2 million for fiscal 2002. The increase is due to a $12.1 million increase in telecommunications costs, a $3.1 million net increase in network personnel and overhead-related costs allocated to billable services and a $1.7 million increase in customer support and billing-related costs. These costs were partially offset by a $2.0 million decrease in network depreciation allocated to billable services. Telecommunications costs increased as a result of an increase in the number of pay subscribers and an increase in the average usage per pay subscriber. The increase in telecommunications hours utilized was partially offset by a 25% decrease in average hourly telecommunications costs, which decreased due to improvements in modem port utilization, consolidation of our network data centers and better pricing obtained from our managed modem vendors. Telecommunication hours allocated to our pay subscriber base increased to approximately 85% of total telecommunications hours purchased during fiscal 2003, compared to approximately 63% during fiscal 2002. Network personnel and overhead-related costs allocated to billable services increased due to the increase in telecommunications hours utilized by pay subscribers as a percentage of total telecommunications hours purchased. Customer support and billing-related costs increased as a result of the increase in the number of pay subscribers. Depreciation expense allocated to billable services has decreased due to assets placed in service in prior years becoming fully depreciated and significantly lower levels of capital expenditure in recent years versus prior years.

        Cost of billable services as a percentage of billable services revenues was 36% in fiscal 2003, compared to 53% in fiscal 2002. Cost of billable services as a percentage of billable services revenues decreased as a result of decreased hourly telecommunications costs, decreased customer billing and support costs per pay subscriber and decreased depreciation expense, which were partially offset by an increase in average hourly usage per pay subscriber. We do not anticipate further significant decreases in hourly telecommunications costs in fiscal 2004 and may experience increased hourly telecommunications costs in future periods, particularly if we expand our service coverage to additional areas where telecommunications costs are higher. During fiscal 2003 we experienced an increase in average hourly usage per pay subscriber, and we believe this trend may continue. Any future increases in hourly usage per pay subscriber would likely have a negative impact on our cost of billable services. Customer billing and support costs per pay subscriber decreased as a result of cost savings gained through the consolidation of NetZero's and Juno's customer billing and support functions, which resulted in better pricing from our primary customer support vendor as a result of increased call volumes. We do not anticipate significant reductions in customer support and billing costs per pay subscriber in future periods.

Cost of Free Services

        Cost of free services includes direct costs incurred in providing technical and customer support to our free users as well as costs that have been allocated to free services based on the aggregate hourly usage of our free users as a percentage of total hours used by both our free users and pay subscribers. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our network and data centers, and depreciation of network computers and equipment.

        Cost of free services decreased by $20.5 million, or 62%, to $12.6 million for fiscal 2003, compared to $33.1 million for fiscal 2002. The decrease was due to a $16.6 million decrease in telecommunications costs, a $3.0 million decrease in network depreciation allocated to free services and a $0.9 million net decrease in network personnel and overhead-related costs allocated to free services. The decrease in telecommunications costs is a result of a decrease in average hourly telecommunications costs, a decrease in the number of active free users and a decrease in the average hourly usage of our free users, which resulted from hourly limitations imposed on our free services. Our active free user base consisted of approximately 2.6 million users at June 30, 2003, compared to approximately 3.1 million users at June 30, 2002. This decrease primarily resulted from free users upgrading to our pay services and fewer new users signing up for our free services as a result of usage and geographical limitations imposed on our free services in fiscal 2002 and a reduced emphasis on marketing our free services. Depreciation expense allocated to free services has decreased due to assets placed in service in prior years becoming fully depreciated, significantly lower levels of capital expenditures in recent years versus prior years and a decrease in free users as a percentage of total free users and pay subscribers. Telecommunication hours allocated to our free user base decreased to approximately 15% of total telecommunications hours purchased during fiscal 2003, compared to approximately 37% during fiscal 2002.

Sales and Marketing

        Sales and marketing expenses include advertising and promotion expenses, fees paid to distributors to acquire new subscribers, personnel-related expenses and telemarketing costs incurred to acquire and retain pay subscribers. We have expended significant amounts on sales and marketing, including national branding campaigns comprised of television, Internet, sponsorships, radio, print and outdoor advertising. Marketing and advertising costs to promote our products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses.

Media production costs are expensed the first time the advertisement is aired. Media and agency costs are expensed when the advertising runs.

        Sales and marketing expenses increased by $46.4 million, or 115%, to $86.6 million for fiscal 2003, compared to $40.2 million for fiscal 2002. The increase is attributable to a $42.3 million increase in marketing and promotion costs. The increase in marketing and promotion costs is a result of the utilization of expanded marketing initiatives that focus on increasing our pay subscriber base and building our brands. Additionally, sales and marketing expenses increased as a result of a $4.8 million increase in telemarketing expenses related to customer acquisition and retention activities and a $0.5 million increase in personnel and overhead-related expenses due to increased headcount and compensation costs in our sales and marketing department. These increases were partially offset by a $0.7 million decrease in costs directly associated with our former RocketCash subsidiary, which was sold in August 2001, and a $0.5 million decrease in stock-based charges.

        Our marketing expenditures increased significantly in fiscal 2003 compared to fiscal 2002, and we expect to continue to increase our marketing expenditures in the near term. In addition, we experienced an increase in our pay subscriber acquisition costs during the fourth quarter of fiscal 2003 due to a number of factors including the launch of our accelerated dial-up services during the quarter. We calculate our pay user acquisition cost by dividing our cost of free services plus sales and marketing expenses less advertising and commerce revenues in a period by gross pay subscribers added during such period. Our pay subscriber acquisition costs may continue to increase as a result of a number of factors including the expansion of our distribution channels and a related increase in fees paid to distributors to acquire new pay subscribers, competition and an increase in our marketing expenditures to promote our services, including our accelerated dial-up services. Our marketing expenditures may vary significantly from quarter to quarter. Many of our marketing commitments are short term in nature and we may choose to increase or decrease our marketing expenditures in future periods depending on a number of factors including the effectiveness of our marketing activities, changes in the number of pay subscribers, and the impact of such activities on our results of operations. Any future decreases in our marketing expenditures would likely impact our ability to increase our pay subscriber base.

Product Development

        Product development expenses include expenses for the development of new or improved technologies and products, including personnel-related expenses for the software engineering department, as well as costs for contracted services, facilities and equipment. Costs incurred by us to develop, enhance, manage, monitor and operate our services are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over their estimated useful lives, generally three years or less.

        Product development expenses decreased by $1.7 million, or 7%, to $23.1 million for fiscal 2003, compared to $24.8 million for fiscal 2002. The decrease was due to a $1.8 million decrease in stock-based charges, a $1.6 million decrease in depreciation expenses and a $1.1 million decrease in costs directly associated with our former RocketCash and Simpli subsidiaries, which were sold during fiscal 2002. Stock-based charges allocated to product development decreased as a result of the sale of our Simpli subsidiary and the accelerated vesting of certain previously issued stock options and restricted stock awards. Depreciation expense allocated to product development decreased as a result of assets placed in service in prior years becoming fully depreciated and significantly lower levels of capital expenditures in recent years versus prior years. These decreases were partially offset by a $2.7 million net increase in personnel and overhead-related expenses primarily as a result of increased headcount and compensation costs.

General and Administrative

        General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources and internal customer support personnel. In addition, general and administrative expenses include fees for professional services, non-income taxes, insurance, and occupancy and other overhead-related costs, as well as the expenses incurred and credits received as a result of certain legal settlements.

        General and administrative expenses decreased by $2.9 million, or 9%, to $27.8 million for fiscal 2003, compared to $30.7 million for fiscal 2002. The decrease in general and administrative expenses was primarily the result of a $3.9 million decrease in stock-based charges as a result of the accelerated vesting of certain previously issued stock options and restricted stock awards in fiscal 2002, a $0.9 million decrease in costs directly associated with our former RocketCash and Simpli subsidiaries, a $0.9 million decrease in occupancy-related costs and a $0.7 million credit as a result of a favorable settlement of a contractual dispute. These decreases were partially offset by a $1.6 million increase in legal settlement related costs, a $1.2 million increase in personnel-related expenses as a result of higher compensation costs and a $0.8 million increase in insurance costs.

Amortization of Intangible Assets

        Amortization of intangible assets includes amortization of acquired pay subscribers and free users, purchased technologies and other identifiable intangible assets. At June 30, 2003, we had approximately $38.7 million in net identifiable intangible assets primarily resulting from the Merger and the acquisition of the Internet access assets of BlueLight. At June 30, 2003, we had approximately $10.9 million in goodwill resulting from the Merger. In accordance with the provisions set forth in Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill acquired in connection with the Merger is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount.

        Amortization of intangible assets increased by $2.3 million, or 16%, to $16.4 million for fiscal 2003, compared to $14.2 million for fiscal 2002 primarily as a result of the additional amortization expense incurred in connection with the intangible assets acquired from BlueLight in November 2002.

        During fiscal 2003, we released a portion of our deferred tax asset valuation allowance, which resulted in a tax benefit that increased our net income and additional paid-in capital. To the extent we continue to meet our financial projections and continue to improve our results of operations, or if circumstances otherwise change, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the near term. Depending on a number of factors, any further release of our valuation allowance could result in a reduction of any remaining goodwill and intangible assets related to the Merger. Future amortization expense would decrease substantially to the extent any future release of the valuation allowance reduces the intangible assets acquired in connection with the Merger.

Restructuring Charges

        Restructuring charges consist of employee severance costs, contract termination fees, lease exit costs and the write off of leasehold improvements associated with terminated leases.

        During fiscal 2003, we recorded a $0.2 million credit to restructuring charges as a result of contract termination fees expensed in earlier periods that were in excess of final negotiated amounts. During fiscal 2002, we recorded $4.2 million of restructuring charges, which consisted of $0.8 million in employee termination benefits, $0.5 million for early contract termination fees and $2.9 million in lease exit costs, which includes a charge of approximately $1.4 million to write off leasehold improvements associated with our former offices in New York and Rhode Island.

        In an effort to streamline our operations in response to changing market conditions, we reduced our workforce by 101 employees during fiscal 2002. Of the 101 employees terminated, 43 were in sales and marketing, 26 were in general and administrative, 23 were in product development, 6 were at RocketCash and 3 were in network operations. In addition, we closed regional offices in San Francisco, California and Providence, Rhode Island and combined our New York offices into one facility.

        At June 30, 2003, all amounts recorded in prior years for restructuring charges were paid, and we do not anticipate any additional restructuring charges in the near term.

Interest Income, Net

        Interest income consists of earnings on our cash and cash equivalents, short-term investments and restricted cash. Interest expense consists of interest expense on capital leases and notes payable balances.

        Interest income, net decreased by $0.8 million, or 15%, to $4.3 million for fiscal 2003, compared to $5.0 million for fiscal 2002. The decrease in interest income is due to lower interest rates, partially offset by increased interest income due to higher average cash, cash equivalent and short-term investment balances, and reduced interest expense as a result of a decrease in capital lease and notes payable balances.

Other Income, Net

        Other income, net for fiscal 2002 was $1.1 million. In August 2001, we sold substantially all of the assets of RocketCash and recognized a gain of approximately $1.0 million.

Provision for Income Taxes

        Our net deferred tax assets at June 30, 2003 and 2002 consisted primarily of federal and state net operating loss and credit carryforwards. At June 30, 2002, our net deferred tax assets of $110.4 million were fully offset by a valuation allowance. At June 30, 2003, our net deferred tax assets of $103.5 million were offset by a valuation allowance of $95.4 million. The change in the valuation allowance of approximately $15 million is primarily due to the release of valuation allowance associated with actual and expected utilization of net operating loss and credit carryforwards in 2003 and 2004, respectively.

        In determining the need for a valuation allowance, management reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code section 382, future income projections and potential tax-planning strategies. Based upon management's assessment of all available evidence, we concluded that, with the exception of the net deferred tax assets that have been and are expected to be utilized for fiscal 2003 and 2004, it is not more likely than not that the remaining deferred tax assets will be realized. This conclusion is based primarily on our history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly impact our ability to generate taxable income, our annual net operating loss limitation under section 382 of the Code and the need to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If we continue to meet our financial projections and improve our results of operations, or if circumstances otherwise change, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the near term. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Additionally, any such release may result in the reduction of goodwill and intangible assets acquired in connection with the Merger and increases in additional paid-in capital.

        Our effective income tax rate for fiscal 2003 differs from the statutory rate primarily as a result of the tax benefit recognized from the release of a portion of the valuation allowance against deferred tax assets relating primarily to the actual and expected utilization of net operating loss and credit carryforwards for fiscal 2003 and 2004 as discussed above, offset to a lesser extent by state income taxes. We recorded a current provision for income taxes of $2.6 million for California state income tax purposes during fiscal 2003. In September 2002, the State of California enacted legislation that suspends the utilization of net operating loss carryforwards to offset current taxable income for a two-year period beginning in fiscal 2003, which required us to record a California state income tax provision for fiscal 2003. For federal income tax purposes, current taxable income for the year was fully offset by net operating loss carryforwards, the benefit of which had not been previously recognized. In fiscal 2002, we generated pre-tax losses of $47.8 million, and as a result, we did not record a provision or benefit for income taxes.

        At June 30, 2003, we had net operating loss and credit carryforwards for federal and state and local income tax purposes of approximately $253 million and $267 million, respectively, which begin to expire in 2019 and 2006, respectively. These carryforwards have been adjusted to reflect limitations under Section 382 of the Code resulting from the Merger and are also subject to annual usage limitations. We have received income tax deductions resulting from the exercise of certain stock options and the related sale of common stock by employees. Tax benefits resulting from these deductions are credited directly to additional paid-in capital. At June 30, 2003, approximately $7.4 million of the valuation allowance for deferred tax assets is attributable to tax benefits received from the exercise of employee stock options.

Year Ended June 30, 2002 Compared to
the Year Ended June 30, 2001

Revenues

        Billable Services Revenues

        Billable services revenues increased by $134.3 million to $141.0 million for fiscal 2002, compared to $6.7 million for fiscal 2001. The increase is a result of the Merger in September 2001, which increased our pay subscriber base by over 875,000 users, and the launch of NetZero's $9.95 per month billable service plan and limitations imposed on NetZero's free services during the March 2001 quarter. At June 30, 2002 we had approximately 1.7 million pay subscribers compared to 210,000 pay subscribers at June 30, 2001. Our pay subscriber base also increased as a result of further limitations imposed on our free services during October 2001. Additionally, our pay subscriber base increased as a result of a shift in our marketing strategy during fiscal 2002 to focusing on promoting our pay services.

        Advertising and Commerce Revenues

        Advertising and commerce revenues decreased by $24.0 million, or 48%, to $26.5 million for fiscal 2002, compared to $50.6 million for fiscal 2001. Advertising and commerce revenues decreased as a result of the termination of several significant advertising agreements during 2001, the most significant of which were with LookSmart, Ltd. and Cisco Systems, Inc., decreased advertising inventory as a result of a decrease in our free user base due to limitations imposed on our free services and overall softness in the online advertising market, which resulted in significant declines in advertising rates and the number of advertisers on our services. These decreases were partially offset by increased advertising revenue generated from our agreement with GM and, to a lesser extent, increased advertising inventory generated by our larger pay subscriber base. During fiscal 2001, we generated advertising and commerce revenues of $11.3 and $5.9 million from our agreements with LookSmart and Cisco, respectively. Approximately 34% and 16% of our advertising and commerce revenues for fiscal 2002 and 2001, respectively, were generated from our agreement with GM.

Cost of Billable Services

        Cost of billable services increased by $65.3 million to $74.2 million for fiscal 2002, compared to $8.9 million for fiscal 2001. Cost of billable services increased as a result of the increase in our pay subscriber base, from 210,000 pay subscribers at June 30, 2001 to 1.7 million pay subscribers at June 30, 2002, which resulted in increased telecommunications, network depreciation, personnel and overhead-related costs allocated to pay services due to the increase in telecommunication hours allocated to pay subscribers as a percentage of total telecommunications hours purchased. Telecommunications hours utilized by pay subscribers as a percentage of total telecommunications hours purchased increased to 63% for fiscal 2002, compared to 7% for fiscal 2001. Additionally, cost of billable services increased as a result of increased customer billing and support costs due to the increased number of pay subscribers during fiscal 2002. Telecommunications costs associated with pay subscribers increased by $39.8 million, customer billing and support costs increased by $16.7 million and network depreciation, personnel and overhead-related costs allocated to pay subscribers increased by $8.7 million for fiscal 2002, compared to fiscal 2001. Our average hourly telecommunications costs decreased over 14% during fiscal 2002 compared to fiscal 2001. The decrease is a result of better port utilization and increased competition in the telecommunications market, which resulted in lower prices.

Cost of Free Services

        Cost of free services decreased by $46.3 million, or 58%, to $33.1 million for fiscal 2002, compared to $79.4 million for fiscal 2001. The decrease in cost of free services is attributable to a decrease in average monthly usage per free user and a decrease in the number of active free users as a result of limitations imposed on our free services, a decrease in average hourly telecommunications costs, a decrease in customer support costs for free users, a decrease in stock-based charges and a decrease in network depreciation, personnel and overhead-related costs allocated to free services due to a decrease in telecommunication hours utilized by free users as a percentage of total telecommunications hours purchased. Our active free user base decreased 3% to approximately 3.1 million users at June 30, 2002, compared to approximately 3.2 million at June 30, 2001. The decrease would have been much more significant had we not added approximately 2.2 million active free users in September 2001 as a result of the Merger. Telecommunications hours associated with our free user base decreased to 37% as a percentage of total telecommunications hours purchased for fiscal 2002, compared to 93% for fiscal 2001. Our average hourly cost of telecommunications services purchased decreased over 14% during fiscal 2002 compared to fiscal 2001. The decrease is a result of better modem port utilization and increased competition in the telecommunications market, which resulted in lower prices.

Sales and Marketing

        Sales and marketing expenses decreased by $22.0 million, or 35%, to $40.2 million for fiscal 2002, compared to $62.2 million for fiscal 2001 primarily due to a $15.5 million decrease in advertising and promotion expenses. In addition, there was a $4.9 million decrease in stock-based charges, a $3.7 million decrease in sales and marketing costs directly related to our RocketCash subsidiary and a $1.2 million decrease in occupancy-related costs associated with sales offices that were closed during fiscal 2002, partially offset by a $3.1 million increase in telemarketing expenses related to subscriber acquisition and retention activities and a $0.5 million increase in personnel-related costs as a result of the Merger. Stock-based charges decreased as a result of the sale of RocketCash in August 2001.

Product Development

        Product development expenses decreased by $2.8 million, or 10%, to $24.8 million for fiscal 2002, compared to $27.5 million for fiscal 2001 due to a $4.5 million decrease in stock-based charges, a $2.5 million decrease in product development costs directly related to our former RocketCash subsidiary, a $0.7 million decrease in consulting expenses and a $0.6 million decrease in hardware and software maintenance expense. These decreases were partially offset by a $4.4 million increase in personnel-related expenses as a result of the Merger and a $0.4 million increase in depreciation expense associated with product development and testing equipment. Stock-based charges decreased primarily as a result of the sale of RocketCash in August 2001.

General and Administrative

        General and administrative expenses increased by $1.9 million, or 7%, to $30.7 million for fiscal 2002, compared to $28.8 million for fiscal 2001 due to a $2.2 million increase in personnel-related expenses, a $2.4 million increase in rent and other occupancy-related expenses, a $1.0 million increase in insurance expenses, a $0.9 million increase in professional fees and a $0.6 million increase in other administrative and overhead-related costs. These increases were primarily a result of the Merger. These increases were partially offset by a $3.3 million decrease in stock-based charges, a $1.0 million decrease in bad debt expense and a $0.9 million decrease in expenses directly related to our former RocketCash subsidiary. Stock-based charges decreased as a result of the cancellation or forfeiture of issued securities that were previously being amortized over their vesting period, which were partially offset by increased stock-based charges incurred as a result of the accelerated vesting of certain previously granted stock options and restricted stock awards that occurred in October 2001 and March 2002.

Amortization of Goodwill and Intangible Assets

        Amortization of goodwill and intangible assets decreased by $2.7 million, or 16%, to $14.2 million for fiscal 2002, compared to $16.8 million for fiscal 2001 as a result of the write down of goodwill and intangible assets totaling $48.6 million that was recorded during the March 2001 quarter, which reflected the amount by which the carrying amounts of the intangible assets exceeded their respective fair values. The write down consisted of $33.5 million of goodwill and $15.1 million of other identifiable intangible assets and other assets. The decrease was partially offset by an increase in amortization of intangible assets resulting from the Merger. In connection with the Merger, we recorded $59.8 million of identifiable intangible assets and $10.9 million of goodwill. The intangible assets are being amortized over periods ranging from one to seven years. Since the Merger was completed after June 30, 2001, we are not amortizing the goodwill acquired as a result of the Merger in accordance with SFAS No. 142. Under SFAS No. 142, goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment.

Restructuring Charges

        During fiscal 2002, we recorded $4.2 million of restructuring charges, which consisted of $0.8 million in employee termination benefits, $0.5 million for early contractual termination fees and $2.9 million in lease exit-related costs, which included a charge of approximately $1.4 million to write off leasehold improvements associated with our former offices in New York and Rhode Island.

        In an effort to streamline our operations in response to changing market conditions, we reduced our workforce by 101 employees during fiscal 2002. Of the 101 employees terminated, 43 were in sales and marketing, 26 were in general and administrative, 23 were in product development, 6 employees were at our former RocketCash subsidiary, and 3 were in network operations. In addition, we closed our offices in San Francisco, California and Providence, Rhode Island and combined our New York offices into one facility. At June 30, 2002, accrued liabilities associated with restructuring costs were $0.6 million. We did not record any restructuring costs in fiscal 2001.

Interest Income, Net

        Interest income, net decreased by $4.2 million, or 45%, to $5.1 million for fiscal 2002, compared to $9.3 million for fiscal 2001. The decrease in interest income, net was a result of lower average cash balances and lower interest rates, partially offset by reduced interest expense as a result of decreases in capital lease and notes payable balances.

Other Income (Expense), Net

        Other income (expense), net for fiscal 2002 was $1.1 million. During the quarter ended September 30, 2001, we sold substantially all of the assets of our RocketCash subsidiary and recognized a gain of approximately $1.0 million.

Income Taxes

        As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we did not recorded a benefit for income taxes for fiscal 2002 and 2001.

Liquidity and Capital Resources

        From inception to June 30, 2003, our operations have been financed primarily through the sale of equity securities and, to a lesser extent, cash generated from operations, net cash acquired from acquisitions, and equipment lease financing. At June 30, 2003, we had approximately $192.2 million in cash, cash equivalents and short-term investments and approximately $0.8 million in restricted cash.

        Cash provided by (used for) operating activities primarily consists of net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Non-cash items primarily consist of depreciation and amortization, stock-based charges and impairment of goodwill and intangible assets. For fiscal 2003, net cash provided by operating activities was $65.1 million, consisting of net income of $27.8 million adjusted for non-cash items of $25.7 million, including $27.6 million of depreciation and amortization expense and $1.5 million of tax benefits from stock options, partially offset by a $4.3 million non-cash tax benefit recorded in connection with our deferred tax assets and an $11.7 million net decrease in operating assets and liabilities. For fiscal 2002, net cash used for operating activities was $4.6 million, consisting primarily of a net loss of $47.8 million, partially offset by non-cash items of $39.2 million, including $32.4 million of depreciation and amortization expense and $6.4 million of stock-based charges, and a net decrease of $4.1 million in operating assets and liabilities. For fiscal 2001, net cash used for operating activities was $98.2 million consisting primarily of a net loss of $205.8 million, partially offset by non-cash items of $102.3 million, including a $48.6 million impairment charge for goodwill and intangible assets, $33.1 million of depreciation and amortization expense and $19.3 million of stock-based charges, and a $5.2 million net decrease in operating assets and liabilities.

        For fiscal 2003, net cash used for investing activities was $20.5 million, consisting primarily of $8.4 million of cash paid for the acquisition of the Internet access assets of BlueLight, purchases of property and equipment of $6.0 million and net purchases of short-term investments of $6.9 million, partially offset by proceeds from the sale of a cost-basis investment of $0.8 million. For fiscal 2002, net cash used for investing activities was $6.5 million, consisting of net purchases of short-term investments of $38.5 million and purchases of property and equipment of $1.5 million, partially offset by $32.5 million of net cash acquired in connection with the Merger and $1.0 million net proceeds from sales of our RocketCash and Simpli subsidiaries. For fiscal 2001, net cash used for investing activities was $35.4 million consisting of $21.9 million for the net purchases of short-term investments, $7.7 million cash paid for acquisitions, and $5.3 million for purchases of property and equipment.

        For fiscal 2003, net cash used for financing activities was $0.3 million, consisting primarily of repurchases of common stock of $7.8 million and payments on capital leases of $3.0 million, partially offset by proceeds from exercises of stock options and employee stock purchase plan shares of $8.8 million and repayments of notes receivable from stockholders of $1.7 million. For fiscal 2002, net cash used for financing activities was $7.5 million, consisting of $7.3 million of payments on capital lease and notes payable obligations and $3.6 million for repurchases of common stock, partially offset by $3.4 million of proceeds from exercises of stock options and employee stock purchase plan shares. Net cash used for financing activities was $7.8 million for fiscal 2001 primarily for payments on capital lease and notes payable obligations.

        In prior years, we invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and may need to make further investments in the future. We anticipate that our annual capital expenditures will be in the range of $7 million to $8 million for fiscal 2004. However, the actual amount of capital expenditures may fluctuate due to a number of factors, including new business initiatives such as our recently launched accelerated dial-up services, which are difficult to predict and could change dramatically over time. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. We intend to use our existing cash balances to fund our operating activities, to repurchase outstanding common stock if we believe market conditions to be favorable, to acquire complimentary services, businesses or technologies and to fund necessary future capital expenditures.

        We have generated positive operating cash flow in each of our last six quarters and we currently anticipate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. In the short term, we do not anticipate the need for additional financing to fund our operating activities. However, we may raise additional capital for a variety of reasons including, without limitation, expanding our marketing activities, developing new or enhancing existing services or products to respond to competitive pressures, repurchasing our common stock, acquiring complementary services, businesses or technologies or funding unanticipated capital expenditures. If we need to raise additional capital through public or private financings, strategic relationships or other arrangements, it might not be available to us on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, financial condition, results of operations and cash flows. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

Financial Commitments

  Operating Leases

        We lease our facilities under operating leases expiring at various periods through 2010. The leases generally contain annual escalation provisions as well as renewal options. Future minimum lease payments under operating leases at June 30, 2003 are as follows (in thousands):

Year Ending June 30,
2004	$2,686
2005	2,549
2006	2,451
2007	2,292
2008	2,117
Thereafter	2,613

Total	$14,708

        Total rental expense for operating leases was $3.3 million, $4.0 million and $3.5 million for fiscal 2003, 2002 and 2001, respectively.

  Other Commitments

        Under the terms of several multi-year telecommunications services agreements with various service providers, we are currently contractually committed to purchase approximately $13.9 million, $7.0 million and $0.3 million in telecommunications services for fiscal 2004, 2005 and 2006, respectively.

Critical Accounting Policies and Estimates

  General

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, intangible and other long-lived assets, income taxes and legal contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Revenue Recognition

        We apply the provisions of SEC Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue related to our billable services and advertising products when

(i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

        Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. Our pay subscribers generally pay in advance for their service by credit card, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from users are recorded on the balance sheet as deferred revenue. We offer alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include payment by check or money order and via a pay subscriber's monthly phone bill. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

        Advertising and commerce revenues primarily consist of fees from Internet search partners that are generated as a result of users utilizing partner Internet search services, fees generated by users viewing or clicking on third-party advertisements, fees generated by enabling customer registrations for partners and fees from referring users to, or from users making purchases on, sponsors' Web sites. Revenues are recognized provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We recognize advertising and sponsorship revenues in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of (i) impressions delivered divided by the total number of guaranteed impressions or (ii) ratably over the period in which the advertisement is displayed. Our obligations typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements, including referral revenues, is recognized as the related performance criteria are met. In determining whether an arrangement exists, we ensure that a binding contract is in place, such as a standard insertion order or a fully executed customer-specific agreement. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of internally tracked performance data to the contractual performance obligation and to third-party or customer performance data in circumstances where that data is available. Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

  Long-lived Assets

        We assess the impairment of long-lived assets, which include property and equipment and identifiable intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is used, significant declines in our stock price for a sustained period, shifts in technology, loss of key management or personnel, changes in our operating model or strategy and competitive forces.

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

  Goodwill

        We adopted SFAS No. 142 on July 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future results of operations. For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, we operate in one principal business segment, a provider of Internet access services.

        In testing for a potential impairment of goodwill, we first compare the estimated fair value of the Company with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our pay subscriber base, software and technology, and patents and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

        In accordance with SFAS No. 142, we performed an annual goodwill impairment test during the fourth quarter of fiscal 2003 and concluded that, at that time, there was no impairment of our goodwill.

  Business Combinations

        The companies that we have acquired have all been accounted for as purchase business combinations. Under the purchase method of accounting, the costs, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

        The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ (i.e., the useful life of acquired users may not be the same as the useful life of acquired technologies). Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

        Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. To assist in this process, we may obtain appraisals from valuation specialists for certain intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.

  Income Taxes

        Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, we review both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code section 382, future income projections and potential tax-planning strategies.

  Legal Contingencies

        We are currently involved in legal proceedings, certain of which are discussed elsewhere in this Form 10-K. We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of loss. We have not recorded liabilities for certain pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, we continually assess the potential liability related to all pending litigation. While we currently believe that the liabilities recorded on our balance sheet are sufficient to cover pending litigation for which an unfavorable outcome is probable and the amount of loss can be reasonably estimated, the outcome of litigation is inherently uncertain, and there can be no assurance that such estimates will be accurate.

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

        In August 2001, the FASB issued SFAS No. 144, which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and portions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 in the first quarter of fiscal 2003 did not have any impact on our financial position, results of operations or cash flows.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 in the third quarter of fiscal 2003 did not have any impact on our financial position, results of operations or cash flows. We are currently evaluating whether to adopt the fair value-based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on our financial position, results of operations and cash flows.

        In January 2003, the EITF issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor of arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, with early application of this consensus permitted. The adoption of EITF Issue No. 00-21 in the first quarter of fiscal 2004 is not expected to have any impact on our financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 in the first quarter of fiscal 2004 is not expected to have any impact on our financial position, results of operations or cash flows.

Inflation

        We do not currently anticipate that inflation will have a material impact on our results of operations.

RISK FACTORS

        Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below as well as the other information in this report and our other filings with the SEC. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks actually occur, our business, financial condition, results of operations and cash flows could be adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

Our business is subject to fluctuations.

        Our results of operations have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside our control and difficult to predict. The following are some of the factors that may affect us from period to period and may affect our long-term performance:

  •
  changes to service offerings and pricing by us or our competitors;

  •
  fluctuations in our pay subscriber and free user bases, including fluctuations caused by seasonality, churn and the impact of marketing;

  •
  changes in the number of hours users use our services;

  •
  the amount of marketing expenditures we incur;

  •
  changes in terms, including pricing, with our telecommunications providers;

  •
  the effect of acquisitions;

  •
  conditions or trends in the Internet services industry generally;

  •
  changes in the demand and market rates for Internet advertising;

  •
  increases or reductions in advertising and commerce revenues from significant customers;

  •
  the effects of litigation and the timing of resolutions of disputes;

  •
  the amount and timing of operating costs and capital expenditures;

  •
  changes in governmental regulation and taxation policies; and

  •
  changes in, or the effect of, accounting rules, such as recording expenses for employee stock option grants or the realization of deferred tax benefits.

        In addition, the number of pay subscribers and free users on our services from period to period has fluctuated significantly in the past and may fluctuate significantly in the future. Projecting the number of pay subscribers on our services in future periods is inherently difficult and the rate at which users sign up for or terminate our services will vary as a result of a number of factors, many of which are out of our control. These factors include, without limitation, the effects of competition, trends in the Internet access industry, seasonality, user satisfaction with our services and the impact of our marketing efforts.

        As a result of the foregoing and the other factors discussed in this report, you should not rely on period-to-period comparisons as an indication of future or long-term performance. In addition, these factors create difficulties with respect to our ability to forecast our financial performance and user metrics accurately. We believe that these difficulties in forecasting are even greater for financial analysts who publish their own estimates of our financial results and user metrics. We cannot assure you that we will achieve the expectations or projections made by our management or by the financial analysts. In this event, the price of our common stock could be adversely affected.

Our revenues will suffer if we are unable to compete effectively.

        For information regarding competition and the risks we face in the competitive environment in which we operate, see the discussion in Part I, Item 1 of this report entitled "Competition."

We may be unable to grow our pay subscriber base.

        Increasing our pay subscriber base will be critical to our success. Increasing our pay subscriber base involves two components: converting users of our free services to our pay services and gaining new pay subscribers who have not previously used our free services. From time to time, we have implemented restrictions and limitations on our free services that have caused a decline in our free user base. We may place additional restrictions and limitations on our free services in the future, which would likely result in a further reduction in our free user base. We also have focused our marketing efforts on our pay services, not our free services. As a result, we have experienced a decrease in the number of new users registering for our free services. Not only has our free user base declined, the rate at which users of the free services upgrade to our pay services has, from time to time, declined and may continue to decline. Decreases in the number of users upgrading from our free services will require us to rely more heavily on signing up pay subscribers who have not previously used one of our free services. We cannot assure you that we will achieve success in signing up new pay subscribers. The average cost to acquire a pay subscriber in our industry is significantly higher than we anticipate spending, and we cannot assure you that we will be able to acquire new pay subscribers at a reasonable cost. If we experience decreases in our pay subscriber base or increased costs in acquiring new pay subscribers, our business, financial condition, results of operations and cash flows could be adversely affected.

If we are unable to retain users, our business and financial results will suffer.

        Our business and financial results are dependent on the number of users of our services, particularly our pay services. Currently, an average of four to five percent of our pay subscribers cancel their accounts or have their accounts terminated each month. This does not include those users who sign up for our pay services without previously using our free services and whose accounts are terminated within 30 days of registration. To increase our pay subscriber base, we must minimize the rate of loss of existing pay subscribers while adding new pay subscribers. As our pay subscriber base grows, we will need to add an increasing number of new pay subscribers both to replace users who cancel their service and to grow our pay subscriber base. If we experience an increased percentage of cancellations per month, or if we are unable to attract new pay subscribers in numbers sufficient to grow our business, our business, financial condition, results of operations and cash flows will be adversely affected.

        In addition, the number of active users of our free services has a significant impact on our ability to attract advertisers, on the number of advertising impressions we have available to sell, and on how many pay subscribers we can potentially acquire through marketing to our free users. Each month, a significant number of free users become inactive and we may experience continued declines in our active free user base, particularly if we continue to focus our marketing on the pay services or impose additional limitations on our free services. In addition, there may be a significant overlap between NetZero's and Juno's active free user bases, so the actual number of unique users in our active free user base may be lower than we expect.

        If we experience a significant decrease in our active free user base or an increase in our rate of cancellations for our pay services, our business and financial results may be adversely impacted. We cannot assure you that we will be able to effectively retain users or generate enough new users to make up for lost users.

We may not be able to grow or retain our user base if we are unsuccessful in maintaining our brands and marketing our services.

        If we are unsuccessful in marketing our brands, we may not be able to grow or retain our user base. Promotion of our brands will depend on, among other things, our success in providing high-quality Internet services. If our users and advertisers do not perceive our existing services as high quality, or if we introduce new services or enter into new business ventures that are not favorably received by our users and advertisers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace.

        Our marketing activities may be insufficient to increase or maintain the size of our pay subscriber base and may be insufficient to develop or maintain awareness of our services. We could be required to incur significant marketing expenses to maintain or grow our user base, potentially resulting in increased costs to acquire new users. If our marketing campaigns fail to generate sufficient new users, or if capital limitations or other factors prevent us from implementing marketing campaigns, or if marketing campaigns undertaken by competitors cause attrition in our user base, our business, financial condition, results of operations and cash flows could be adversely affected.

We may not successfully develop and market new products in a timely or cost-effective manner; consumers or advertisers may not accept our new products, including our accelerated dial-up services.

        We may not be able to compete effectively if we are not able to adapt to changes in technology and industry standards or develop and introduce new and enhanced products and services. New products may be dependent on our obtaining needed technology or services from third parties. We also believe that our ability to compete successfully will depend upon the continued compatibility of our services with products offered by various vendors.

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

        We recently began offering our accelerated dial-up services for $14.95 per month. These services combine our standard dial-up services with compression, caching and other technologies that reduce the average time for certain Web pages to download to users' computers when compared to standard dial-up services. We have devoted significant resources to the development of these services, including the integration of technologies licensed from a third party with our technologies, and we intend to continue to devote significant resources to the continued development, marketing and provisioning of these services. While these services result in faster Web surfing over a dial-up connection, these services do not provide the same benefits as broadband services, such as a continuous connection or faster downloads of music and video files. In addition, the technologies underlying the services are complex and we may encounter issues with the operation, provisioning or the performance of these services. Problems with these services could adversely affect our business in a number of ways, including increased account terminations and refunds. As of June 30, 2003, subscribers to our accelerated dial-up services comprised approximately 8% of our pay subscriber base. AOL Time Warner and EarthLink recently announced that they will offer a similar service to their users at no additional cost. There can be no assurance that we will be able to continue to attract users to these services, that we will not experience significant churn with respect to these services or that we will be successful in maintaining the pricing for these services.

Seasonal trends in Internet usage and advertising sales may cause fluctuations in our results of operations.

        Seasonal trends could affect revenues, operating expenses and the rate at which users sign up for our services. Decreased usage during seasonal periods could decrease advertising inventory and adversely impact advertising revenue. While increased usage due to seasonality may positively impact advertising revenue, it would also result in increased telecommunications costs for such period. We currently anticipate that Internet usage and the rate at which users sign up for our services will be lower during the spring and summer months and higher in the fall and winter months. Because our operating history is limited, it is difficult for us to accurately forecast seasonal trends and plan accordingly. It is possible that seasonality could result in significant fluctuations in our results of operations and the number of users signing up for, or accessing, our services.

We may be unable to maintain or grow our advertising revenues, particularly if we lose key advertising relationships.

        Advertising and commerce revenues are intended to be an important component of our strategy and revenue base going forward. Our revenues from advertising have in the past fluctuated, and may in the future fluctuate, due to a variety of factors including, without limitation, changes in the online advertising market, decreases in capital available to Internet companies, changes in our advertising inventory and the effect of key advertising relationships.

        A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. In the past, we have experienced a number of situations where significant advertising arrangements were terminated early, were not renewed, were renewed at significantly lower rates or were renegotiated during the term of the arrangement. During fiscal 2003, GM represented approximately 37% of our advertising and commerce revenues. Our agreement with them expires in December 2003 and will not be renewed. We have provided GM with reductions in their advertising obligations in the past and may do so prior to the expiration of the agreement. We can give no assurance that, during the remainder of the agreement, we will continue to derive the amount of revenues from GM that we currently do. We do not anticipate that the GM agreement will be replaced by other arrangements that will generate comparable revenues and, as such, anticipate a substantial decline in advertising and commerce revenues following the December 2003 quarter which may adversely impact our profitability. In addition, we derived approximately 20% of our advertising and commerce revenues during fiscal 2003 from Internet search fees primarily provided through our agreement with Overture. Our agreement with Overture expires in March 2004 and we currently do not know whether this agreement will be renewed on comparable terms or at all. Our business, results of operations and financial condition may be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

        Competition for Internet-based advertising revenues is intense and the demand for advertising space has declined. These and other factors have caused Internet advertising rates to decline, and it is possible that rates will decline in the future. Many of our advertising competitors have longer operating histories, greater name recognition, larger user bases, significantly greater financial, technical, sales, development and marketing resources and more established relationships with advertisers than we do. We must also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium.

        In light of these factors, we cannot assure you that we will be able to maintain or grow our advertising revenues, and anticipate a substantial decline in advertising revenues following the December 2003 quarter.

If our users' usage increases or our telecommunications cost increase, our business may suffer.

        Our ability to offer profitably value-priced pay services may be adversely impacted if there is an increase in Internet usage by our pay subscribers. If the average monthly usage for our pay subscribers exceeds our expectations, or if our average hourly telecommunications cost increases, we may not be able to operate our value-priced pay services profitably. We may have to impose hourly limits on our pay services or increase our standard pricing, either of which could adversely impact our ability to attract and retain pay subscribers or compete effectively.

Our business is dependent on a small number of telecommunications carriers and our inability to maintain agreements at attractive rates with such carriers may negatively impact our business.

        Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network and data services we require, and the majority of our telecommunications services is currently purchased from Leve13 Communications LLC, ICG Telecom Group, Inc., and UUNET. Several vendors have ceased operations or ceased offering the services we require, causing us to switch vendors. In addition, several vendors are experiencing significant financial difficulties and may be unable to perform satisfactorily or to continue to offer their services. In particular, UUNET, StarNet, Inc. and Allegiance Telecom Company Worldwide are in bankruptcy proceedings, and ICG Telecom Group recently emerged from bankruptcy proceedings. The loss of vendors has resulted, and may in the future result, in increased costs, decreased service quality and the loss of users. In particular, the failure of Leve13 Communications, ICG Telecom Group or UUNET to continue to provide the scope, quality and pricing of services currently provided could materially and adversely affect our business and results of operations. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Many of our telecommunications providers compete with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

        Market rates for telecommunications services used in our business have declined significantly in recent years. We do not anticipate that such rates will continue to decline in the future. General market forces, the failure of providers, regulatory issues and other factors could result in increased rates. Any increase in market rates would increase the cost of providing our services and, if significant, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we fail to manage our telecommunications or our internal network capacities, our service levels may suffer or we may experience increased per-user costs.

        We will have to accurately anticipate our future telecommunications capacity needs within lead-time requirements. If we fail to procure sufficient quantities of telecommunications services, we may be unable to provide our users with acceptable service levels. We also run the risk of purchasing excessive amounts of telecommunications services. In that event, we would incur the costs of excess telecommunications capacity without commensurate increases in revenues. We have experienced such overcapacity in the past, and we may experience overcapacity in the future. Our failure to effectively manage telecommunications costs would likely have a material adverse effect on our business, financial condition, results of operations and cash flows.

        In addition, we may from time to time experience increases in our telecommunications usage that exceed our then-available telecommunications capacity and the capacity of our internal servers. As a result, users may be unable to register or log on to our services, may experience a general slow-down in their Internet access or may be disconnected from their sessions. Excessive user demand could also result in system failures of our internal server networks, which would prevent us from generating advertising revenues. Inaccessibility, interruptions or other limitations on the ability to access our services due to excessive user demand, or any failure of our servers to handle user traffic, could have a material adverse effect on our reputation and our revenues.

Our business will suffer if the scope or quality of service from our telecommunications carriers is inadequate.

        If our telecommunications service providers deliver unacceptable service, the quality of our Internet access service would suffer. In this event, we would likely lose users who are dissatisfied with our service. Since we do not have direct control over our telecommunications carriers' network reliability and the quality of their service, we cannot assure you that we will be able to provide consistently reliable Internet access for our users.

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

If we are unable to successfully defend against legal actions, we could face substantial liabilities.

        We are currently parties to various legal actions. Defending against these lawsuits may involve significant expense and diversion of management's attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations continue to subject us to significant litigation risks and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could materially and adversely affect our financial position and results of operations.

Our business is highly dependent on our billing system, which is based on third-party software and internally developed software.

        The software that operates our billing system is licensed from Portal Software, Inc. and we use a combination of Portal and other third-party and internally developed software applications for customer billing. Customer billing is a highly complex process, and our billing system must efficiently interface with other third parties' systems such as the systems of credit card processing companies and other companies to whom we outsource billing functions. Our ability to accurately and efficiently bill our users is dependent on the successful operation of our billing system and third parties' systems upon which we rely. In addition, our ability to offer new pay services or alternative payment plans is dependent on our ability to customize our billing system. Issues associated with our billing system could cause a variety of problems including the failure to bill and collect from users on a timely basis, over-charging or under-charging users, inaccurate financial and customer data, excessive credit card chargebacks, delays in new product or payment plan introductions and other billing-related errors. Such problems may lead to inaccurate reporting from time to time, which could adversely affect our business and financial results. We have experienced billing problems from time to time and may experience additional problems in the future. The failure of our software vendors to provide software upgrades and technical support, the failure of the Portal software or internally developed software to operate accurately, problems with our credit card processor or other billing vendors and any other failures or errors in our billing system could materially and adversely affect our business, financial condition, results of operations and cash flows.

We are dependent on third parties for technical support and customer service and our business may suffer if they are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us.

        Our business and financial results depend, in part, on the availability and quality of our customer support services. We outsource a majority of the live technical and billing support functions to ClientLogic Corporation pursuant to an agreement that terminates in June 2005. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that ClientLogic becomes unable or unwilling to offer these services to us. At times, users seeking live customer support have experienced lengthy waiting periods to reach support personnel who are trained to provide the technical or billing support they require. ClientLogic has also experienced outages in the past where they were unable to support our users. Maintaining desired customer support levels may require significantly more support personnel than are currently available to us, or significantly greater expense than we choose to incur. If ClientLogic does not provide us with quality services, or if our relationship with ClientLogic terminates and we are unable to transition such services in-house or to a replacement vendor in an orderly, cost-effective and timely manner, our business and financial results would suffer. We use technical support staff in India in part for supporting our customers via email. If technical problems are encountered with communication to India, it may impair our ability to provide email support.

If our software or hardware contains errors, or if we encounter difficulties integrating our systems and technologies, our business could be seriously harmed.

        The software and hardware used to operate and provide our services are complex and may contain undetected errors or failures. We have in the past encountered, and may in the future encounter, errors in the software or hardware used to operate our business and provide our services. This has resulted in, and may in the future result in, a number of adverse consequences, which have included or may include:

  •
  users being disconnected from our services or being unable to access our services;

  •
  loss of data or revenue;

  •
  injury to reputation; and

  •
  diversion of development resources.

        We have experienced some technical and customer support issues associated with our services and software releases. These issues have resulted in users discontinuing their service and have adversely impacted our revenues. A number of our material technologies and systems, including the software clients and ad-serving technologies for NetZero, Juno and BlueLight Internet, are based on different platforms. To the extent we attempt to integrate these technologies and systems, we may experience a number of difficulties, errors, failures and unanticipated costs. In addition, our business relies on third-party software including, without limitation, software licensed from Oracle for our internal operations, software licensed from Portal for billing and software licensed from Slipstream, Inc. for our accelerated dial-up services. Any significant failure of this software could materially and adversely affect our business, financial condition, results of operations and cash flows. We cannot assure you that we will not experience significant problems in the future.

A security breach, virus or inappropriate use by Internet users could disrupt our services.

        The future success of our business will depend on the security of our network and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, providers of customer support services and other vendors. In addition, the sending of "spam" through our network could result in third parties asserting claims against us. Unauthorized or inappropriate access to our computer systems, including by current or former employees, could potentially jeopardize the security of confidential information, including credit card information, and that could cause losses to our users or us and could require us to notify users of the security breach. Users or third parties may also potentially expose us to liability by "identity theft." Users or third parties may assert claims of liability against us as a result of any failure by us to prevent these network malfunctions and security breaches. Although we intend to use industry-standard security measures, such measures have been circumvented in the past, and we cannot assure you that these measures will not be circumvented in the future. We also cannot assure you that the security measures of our third-party network providers, providers of customer support services or other vendors will be adequate. In addition to potential legal liability as a result of computer viruses or other inappropriate uses or security breaches, we may have to interrupt, delay or temporarily cease service to our users, which could have a material adverse effect on our revenues and could result in increased user turnover.

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

        Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries is in flux and may change. As a result, we may be unable to acquire or maintain relevant domain names in the countries that we conduct, or plan to conduct, business. For example, we do not own the domain name www.unitedonline.com. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, dilute or otherwise decrease the value of our trademarks and other proprietary rights.

We may incur substantial costs and diversion of management resources if we are accused of infringing upon the proprietary rights of others.

        Third parties may assert claims against us for infringement of their proprietary rights and these claims may be successful. In addition, a number of third-party owners of patents have claimed to hold patents that cover various forms of online transactions or online technology. As with other online service providers, patent claims could be asserted against us based upon our services or technologies. We have had claims asserted against us in the past although we do not believe that any claims previously asserted are material to our business.

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

If we are unable to successfully integrate acquisitions into our operations, we may not realize the benefits associated with such acquisitions and our financial condition and results of operations may be adversely affected.

        In September 2001 we completed the Merger and in November 2002 we acquired certain assets of BlueLight's value-priced Internet access service. While the integration of these acquired businesses is substantially completed, additional efforts are ongoing to maximize operating efficiencies and we cannot assure you that these additional efforts will be completed successfully. We may acquire other companies or undertake other business combinations that we believe may complement our current or future business activities. Acquisitions may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring a business involves many risks, including:

  •
  disruption of our ongoing business and diversion of resources and management time;

  •
  unforeseen obligations or liabilities;

  •
  difficulty assimilating the acquired customer bases, technologies, operations and personnel;

  •
  risks of entering markets in which we have little or no direct prior experience;

  •
  potential impairment of relationships with employees or users as a result of changes in management; and

  •
  potential dilutive issuances of equity, large write-offs either at the time of the acquisition or in the future, the incurrence of restructuring charges, the incurrence of debt, and amortization of identifiable intangible assets.

        We cannot assure you that we will make any further acquisitions. If we do, however, we cannot assure you that any such acquisitions would be successful.

We may not realize the benefits associated with our intangible assets and may be required to record a significant charge to earnings if we must reassess our goodwill or identifiable intangible assets.

        We are required, under generally accepted accounting principles, to review our intangible assets for impairment when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Goodwill is required to be tested for impairment at least annually. In the quarter ended March 31, 2001, we recorded an impairment charge of $48.6 million reflecting the amount by which the carrying amounts of our goodwill and identifiable intangible assets exceeded their respective fair values. At June 30, 2003, we had approximately $38.7 million in identifiable intangible assets. We cannot assure you that we will not experience impairment losses in the future. Any such loss could adversely and materially impact our results of operations and financial condition.

Our ability to operate our business could be seriously harmed if we lose members of our senior management team or other key employees.

        Our business is largely dependent on the efforts and abilities of our senior management, particularly Mark Goldston, our chairman, chief executive officer and president, and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time, although certain officers are party to employment agreements. The loss of these key employees or our inability to attract or retain other qualified employees could seriously harm our business and prospects. We do not carry key man life insurance on any of our employees.

We will not be able to grow our business if we are not able to retain or hire additional personnel.

        Our future success also depends on our ability to attract and and motivate highly skilled technical, managerial, sales, marketing and administrative personnel. Competition for such personnel is intense, particularly in the Internet and high technology industry. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel.

Government regulation or taxation of the provision of Internet access services could decrease our revenues and increase our costs.

        Changes in the regulatory environment regarding the Internet could decrease our revenues and increase our costs. Currently ISPs are considered "information service" providers rather than "telecommunications" providers, and therefore are not directly regulated by the Federal Communications Commission or any other governmental agency, other than with respect to regulations that govern businesses generally, such as regulations related to consumer protection. Accordingly, regulations that apply to telephone companies and other telecommunications common carriers do not apply to us. As information service providers, we also operate under an exemption from the access charges that that are assessed by local telephone companies on their customers for providing access to their network. We are also not required to contribute a percentage of our gross revenue to support "universal service" subsidies for local telephone services and other public policy objectives, such as enhanced communications systems for schools, libraries and some health care providers. The FCC, however, has initiated several proceedings in which it is examining the regulatory status of ISPs and is currently reconsidering what types of entities should contribute to the federal universal service funds. In addition, we operate our services throughout the United States, and regulatory authorities at the state level may seek to regulate aspects of our activities as telecommunications services. As a result, we could become subject to FCC and state regulation as Internet access services and telecommunications services converge. If the regulatory status of ISPs changes or if access, universal service, or other charges are imposed on ISPs or on dial-up consumers to access the Internet, our business may be adversely affected.

        In addition, the tax treatment of activities on or relating to the Internet is currently unsettled. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on the online sale of goods and services and other Internet activities. The Internet Tax Freedom Act placed a moratorium on new state and local taxes on Internet commerce that is set to expire in November 2003. This moratorium may not be extended beyond November, and future laws imposing taxes or other regulations on the provision of goods and services over the Internet could make it substantially more expensive to operate our business.

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

        It is possible that additional laws and regulations may be adopted that could affect our business covering issues such as bulk email or "spam," access to various types of content by minors, encryption and consumer protection. We cannot predict the impact that future regulatory changes or developments may have on our business, financial condition, or results of operations. The enactment of any additional laws or regulations in this area, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

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

Our business could be shut down or severely impacted by a catastrophic event.

        Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fire, earthquakes, power loss, telecommunications failures, terrorism and similar events. We have experienced situations where power loss and telecommunications failures have adversely impacted our services, although to date such failures have not been material to our operations. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our headquarters in Westlake Village, California and at facilities in Los Angeles, California; Sunnyvale, California; and New York, New York. In the past, areas in California have experienced repeated episodes of diminished electrical power supply, or "rolling blackouts." A natural disaster, terrorism, power blackout or other unanticipated problem at our headquarters or at a network hub, or within a third-party network provider's network, could cause interruptions in the services that we provide. Our systems are not fully redundant. Any prolonged disruption of our services due to system failures could result in user turnover and decreased revenues.

Our business could be severely impacted due to political instability in India.

        Approximately 30% of our employees are located in Hyderabad, India. Due to the current political instability between India and Pakistan, it is possible that our Indian operations could be disrupted. We rely on our employees in India for product development, quality assurance and customer support. If communications or personnel are disrupted, it could affect our ability to enhance our products or provide certain types of support to our users.

We cannot predict our future capital needs and we may not be able to secure additional financing.

        We may need to raise additional funds in the future to fund our operations, for acquisitions of businesses or technologies or for other purposes. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or not available when required in sufficient amounts or on acceptable terms, we may not be able to devote sufficient cash resources to continue to provide our services in their current form, acquire additional users, enhance or expand our services, respond to competitive pressures or take advantage of perceived opportunities, and our business financial condition, results of operations and cash flows may suffer.

We have anti-takeover provisions that may make it difficult for a third party to acquire us.

        Provisions of our certificate of incorporation, our bylaws and Delaware law could make it difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders because of a premium price offered by a potential acquirer. In addition, our board of directors adopted a stockholder rights plan which is an anti-takeover measure that will cause substantial dilution to a person who attempts to acquire the company on terms not approved by our board of directors.

Our stock price has been highly volatile.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We maintain a short-term investment portfolio consisting of U.S. commercial paper, U.S. Government or U.S. Government Agency obligations and money market funds. Our primary objective is the preservation of principal and liquidity while maximizing yield. The minimum long-term rating is A, and if a long-term rating is not available, we require a short-term credit rating of A1 and P1. Increases and decreases in short-term interest rates could have a material impact on interest income from our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For financial statements, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

        (a)    Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

        (b)    Internal Controls Over Financial Reporting.    There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

ITEMS 10, 11, 12 and 13

        The information required by Items 10, 11, 12 and 13 is hereby incorporated by reference to our definitive proxy statement relating to our 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND CURRENT REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

  1.
  Consolidated Financial Statements:

  2.
  Financial Statement Schedules:

Page
Schedule II—Valuation and Qualifying Accounts	F-38

        All other schedules have been omitted because the information required to be set forth therein is not applicable, not required or is shown in the consolidated financial statements or notes thereto.

  3.
  Exhibits:

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/01/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/01/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	05/01/2003
10.1	Amended and Restated Registration Rights Agreement		10-Q	000-33367	11/14/2001
10.2	Lease Agreement between Westlake Gardens and NetZero, Inc.		10-Q	000-33367	11/14/2001
10.3	2001 Amended and Restated Employee Stock Purchase Plan	X		000-33367	08/01/2003

10.4	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	11/14/2001
10.7	Amendment to Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	11/14/2001
10.8	Employment Agreement between the Registrant and Charles S. Hilliard		10-Q	000-33367	11/14/2001
10.9	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard		10-Q	000-33367	11/14/2001
10.10	Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	11/14/2001
10.11	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	11/14/2001
10.12	Employment Agreement between the Registrant and Brian Woods		10-Q	000-33367	11/14/2001
10.13	Amendment to Employment Agreement between the Registrant and Brian Woods		10-Q	000-33367	11/14/2001
10.14	United Online, Inc. Fiscal Year 2004 Management Bonus Plan	X		000-33367	08/01/2003
21.1	List of Subsidiaries	X		000-33367	08/01/2003
23.1	Consent of Independent Auditors	X		000-33367	08/01/2003
24.1	Power of Attorney (see the Power of Attorney in the Signature Page hereto)	X		000-33367	08/01/2003
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	08/01/2003
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X		000-33367	08/01/2003
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		000-33367	08/01/2003
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		000-33367	08/01/2003

(b)   Reports on Form 8-K

        On April 30, 2003, we filed a Current Report on Form 8-K to furnish to the SEC our press release announcing our financial results for the quarter ended March 31, 2003.

(c)   Exhibits

        The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(d)   Financial Statement Schedules

        The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 15(a)(2) of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2003.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on August 1, 2003.

Signature	Title	Date

/s/ MARK R. GOLDSTON Mark R. Goldston	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer and Director)	August 1, 2003
/s/ CHARLES S. HILLIARD Charles S. Hilliard	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	August 1, 2003
/s/ NEIL P. EDWARDS Neil P. Edwards	Senior Vice President, Finance, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	August 1, 2003
/s/ JAMES T. ARMSTRONG James T. Armstrong	Director	August 1, 2003
/s/ ROBERT BERGLASS Robert Berglass	Director	August 1, 2003
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	August 1, 2003
/s/ DENNIS HOLT Dennis Holt	Director	August 1, 2003
/s/ CAROL A. SCOTT Carol A. Scott	Director	August 1, 2003

Exhibit Index

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/01/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/01/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	05/01/2003
10.1	Amended and Restated Registration Rights Agreement		10-Q	000-33367	11/14/2001
10.2	Lease Agreement between Westlake Gardens and NetZero, Inc.		10-Q	000-33367	11/14/2001
10.3	2001 Amended and Restated Employee Stock Purchase Plan	X		000-33367	08/01/2003
10.4	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	11/14/2001
10.7	Amendment to Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	11/14/2001
10.8	Employment Agreement between the Registrant and Charles S. Hilliard		10-Q	000-33367	11/14/2001
10.9	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard		10-Q	000-33367	11/14/2001
10.10	Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	11/14/2001
10.11	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	11/14/2001
10.12	Employment Agreement between the Registrant and Brian Woods		10-Q	000-33367	11/14/2001
10.13	Amendment to Employment Agreement between the Registrant and Brian Woods		10-Q	000-33367	11/14/2001
10.14	United Online, Inc. Fiscal Year 2004 Management Bonus Plan	X		000-33367	08/01/2003
21.1	List of Subsidiaries	X		000-33367	08/01/2003
23.1	Consent of Independent Auditors	X		000-33367	08/01/2003
24.1	Power of Attorney (see the Power of Attorney in the Signature Page hereto)	X		000-33367	08/01/2003

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	000-33367	08/01/2003
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	000-33367	08/01/2003
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	000-33367	08/01/2003
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	000-33367	08/01/2003

UNITED ONLINE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of United Online, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of United Online, Inc. and its subsidiaries (the "Company") at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Century City, California
July 30, 2003

UNITED ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$85,838	$41,543
Short-term investments	106,390	97,812
Restricted cash	111	5,880
Accounts receivable, net of allowance for doubtful accounts of $288 and $333 at June 30, 2003 and 2002, respectively	12,420	7,977
Deferred tax assets, net	8,056	—
Other current assets	5,314	3,577

Total current assets	218,129	156,789
Property and equipment, net	11,535	16,500
Restricted cash	700	305
Goodwill	10,940	10,940
Intangible assets, net	38,655	47,179
Other assets	717	1,880

Total assets	$280,676	$233,593

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,041	$21,575
Accrued liabilities	17,073	11,212
Deferred revenue	23,616	18,815
Current portion of capital leases	34	3,205

Total current liabilities	63,764	54,807
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at June 30, 2003 and 2002; no shares issued or outstanding at June 30, 2003 and 2002	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 42,473 and 40,567 shares issued and outstanding at June 30, 2003 and 2002, respectively	4	4
Additional paid-in capital	546,849	539,626
Notes receivable from stockholders	—	(1,575)
Deferred stock-based charges	—	(107)
Accumulated other comprehensive income	2,444	1,015
Accumulated deficit	(332,385)	(360,177)

Total stockholders' equity	216,912	178,786

Total liabilities and stockholders' equity	$280,676	$233,593

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended June 30,
	2003	2002	2001
Revenues:
Billable services	$247,790	$141,005	$6,662
Advertising and commerce	29,505	26,510	50,555

Total revenues	277,295	167,515	57,217

Operating expenses:
Cost of billable services (including stock-based charges, see Note 10)	89,293	74,227	8,944
Cost of free services (including stock-based charges, see Note 10)	12,603	33,129	79,416
Sales and marketing (including stock-based charges, see Note 10)	86,623	40,220	62,176
Product development (including stock-based charges, see Note 10)	23,054	24,779	27,534
General and administrative (including stock-based charges, see Note 10)	27,805	30,722	28,775
Amortization of goodwill and intangible assets	16,411	14,156	16,837
Restructuring charges	(215)	4,228	—
Impairment of goodwill and intangible assets	—	—	48,622

Total operating expenses	255,574	221,461	272,304

Operating income (loss)	21,721	(53,946)	(215,087)
Interest income, net	4,290	5,070	9,331
Other income, net	—	1,066	—

Income (loss) before income taxes	26,011	(47,810)	(205,756)
Benefit for income taxes	(1,781)	—	—

Net income (loss)	$27,792	$(47,810)	$(205,756)

Unrealized gain on short-term investments, net of tax	1,429	148	867

Comprehensive income (loss)	$29,221	$(47,662)	$(204,889)

Net income (loss) per share—basic	$0.68	$(1.35)	$(9.05)

Net income (loss) per share—diluted	$0.62	$(1.35)	$(9.05)

Shares used to calculate basic net income (loss) per share	41,125	35,539	22,741

Shares used to calculate diluted net income (loss) per share	44,716	35,539	22,741

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock			Notes Receivable From Stockholders		Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Deferred Stock-Based Charges		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2000	23,343	$2	$405,963	$(799)	$(12,821)	$—	$(106,611)	$285,734
Issuance of common stock and warrants for marketing agreements	100	—	2,954	—	(2,873)	—	—	81
Issuance of common stock through employee stock purchase plan	98	—	431	—	—	—	—	431
Exercises of stock options	51	—	84	—	—	—	—	84
Repurchases of option shares exercised	(49)	—	(61)	—	—	—	—	(61)
Issuance of common stock for acquisitions	1,214	1	38,319	—	—	—	—	38,320
Issuance of restricted common stock for acquisition	293	—	11,482	—	(11,482)	—	—	—
Deferred stock-based charges	—	—	7,828	—	(7,828)	—	—	—
Issuance of restricted shares to employees	96	—	—	—	—	—	—	—
Stock-based charges	—	—	—	—	19,287	—	—	19,287
Cancellation of previously issued equity awards	—	—	(6,009)	—	6,009	—	—	—
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	867	—	867
Interest earned on notes receivable from stockholders	—	—	—	(30)	—	—	—	(30)
Net loss	—	—	—	—	—	—	(205,756)	(205,756)

Balance at June 30, 2001	25,146	3	460,991	(829)	(9,708)	867	(312,367)	138,957
Issuance of common stock through employee stock purchase plan	239	—	516	—	—	—	—	516
Exercises of stock options	1,093	—	3,630	(700)	—	—	—	2,930
Repurchases of option shares exercised	(23)	—	(35)	—	—	—	—	(35)
Issuance of common stock and options assumed for acquisitions	14,923	1	81,265	—	—	—	—	81,266
Repurchases of common stock	(1,000)	—	(3,557)	—	—	—	—	(3,557)
Cancellations of previously issued equity awards	—	—	(3,184)	—	3,184	—	—	—
Repayments of notes receivable from stockholders	—	—	—	6	—	—	—	6
Stock-based charges	—	—	—	—	6,417	—	—	6,417
Issuance of restricted shares to employees	189	—	—	—	—	—	—	—
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	148	—	148
Interest earned on notes receivable from stockholders	—	—	—	(52)	—	—	—	(52)
Net loss	—	—	—	—	—	—	(47,810)	(47,810)

Balance at June 30, 2002	40,567	4	539,626	(1,575)	(107)	1,015	(360,177)	178,786
Issuance of common stock through employee stock purchase plan	626	—	1,862	—	—	—	—	1,862
Exercises of stock options	1,788	—	6,962	—	—	—	—	6,962
Repurchases of common stock	(508)	—	(7,777)	—	—	—	—	(7,777)
Stock-based charges	—	—	—	—	107	—	—	107
Unrealized gain on short-term investments, net of tax	—	—	992	—	—	1,429	—	2,421
Tax benefits from stock options	—	—	5,184	—	—	—	—	5,184
Interest earned on notes receivable from stockholders	—	—	—	(78)	—	—	—	(78)
Repayments of notes receivable from stockholders	—	—	—	1,653	—	—	—	1,653
Net income	—	—	—	—	—	—	27,792	27,792

Balance at June 30, 2003	42,473	$4	$546,849	$—	$—	$2,444	$(332,385)	$216,912

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$27,792	$(47,810)	$(205,756)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	27,560	32,415	33,110
Allowance for doubtful accounts	—	98	1,120
Stock-based charges	107	6,417	19,287
Deferred taxes	(4,336)	—	—
Tax benefits from stock options	1,464	—	—
Impairment of goodwill and intangible assets	—	—	48,622
Other	866	275	151
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Restricted cash	5,374	9,592	(5,861)
Accounts receivable	(2,832)	3,730	5,671
Other assets	(1,324)	6,948	(4,555)
Accounts payable and accrued liabilities	6,678	(20,103)	6,460
Deferred revenue	3,757	3,885	3,534

Net cash provided by (used for) operating activities	65,106	(4,553)	(98,217)

Cash flows from investing activities:
Purchases of property and equipment	(5,983)	(1,465)	(5,276)
Purchases of patent rights	—	(18)	(486)
Purchases of short-term investments	(45,522)	(97,026)	(163,229)
Proceeds from maturities of short-term investments	38,600	58,491	141,353
Proceeds from sales of assets, net	—	1,011	—
Proceeds from sale of cost-basis investment	750	—	—
Cash paid for acquisitions, net of cash acquired	(8,388)	32,496	(7,721)

Net cash used for investing activities	(20,543)	(6,511)	(35,359)

Cash flows from financing activities:
Payments on capital leases	(2,968)	(5,197)	(6,662)
Payments on notes payable	—	(2,143)	(1,641)
Repayment of notes receivable from stockholders	1,653	6	—
Proceeds from exercises of stock options	6,962	2,930	84
Proceeds from employee stock purchase plan	1,862	516	431
Repurchases of common stock and option shares exercised	(7,777)	(3,592)	(61)

Net cash used for financing activities	(268)	(7,480)	(7,849)

Change in cash and cash equivalents	44,295	(18,544)	(141,425)
Cash and cash equivalents, beginning of period	41,543	60,087	201,512

Cash and cash equivalents, end of period	$85,838	$41,543	$60,087

Supplemental disclosures of cash flow activities:
Cash paid for interest	$86	$547	$1,416
Cash paid for income taxes	225	—	—
Supplemental disclosure of non-cash investing and financing activities:
Stock option tax benefits recognized in connection with the release of the deferred tax valuation allowance	$3,720	$—	$—
Notes receivable from stockholders in connection with the exercise of stock options	—	700	—
Issuance of common stock and options assumed for acquisitions	—	81,266	49,802

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

        Description of Business—United Online, Inc. ("United Online" or the "Company") is a leading Internet Service Provider ("ISP") offering consumers free and value-priced Internet access and email. The Company's services, currently offered through the NetZero, Juno and BlueLight Internet brands, are available in more than 6,500 cities across the United States and Canada. In addition, the Company offers marketers numerous online advertising products as well as online market research and measurement services. The Company is headquartered in Westlake Village, California, with additional offices in New York, New York; San Francisco, California; San Jose, California; and Hyderabad, India.

        United Online was incorporated in Delaware in June 2001 and was formed in connection with the merger of NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno") into two of United Online's wholly-owned subsidiaries, which was consummated on September 25, 2001 (the "Merger"). The Merger was accounted for under the purchase method of accounting, and NetZero was the acquirer for financial accounting purposes and the Company's predecessor for financial reporting purposes. As a result of the Merger, NetZero and Juno each became wholly-owned subsidiaries of United Online. On November 4, 2002, the Company, through its wholly-owned subsidiary NetBrands, Inc., acquired the Internet access assets of BlueLight.com LLC ("BlueLight").

        Juno launched its first service, a free dial-up email service, in April 1996 and began offering free Internet access service in 1999. NetZero launched its first service, a free Internet access service, in October 1998. These free services were predicated on generating advertising revenues to fund their operations. Due to a variety of factors, including reductions in online advertising rates, NetZero and Juno began offering pay Internet access services and took various measures to limit the cost of providing free services.

        Juno started offering pay services in 1998, NetZero began offering pay services in January 2001. The NetZero and Juno pay services differ from their respective free services in that the hourly and certain other limitations set for the free services do not apply. In addition, the free services incorporate a number of advertising initiatives, including a persistent on-screen advertising banner, which are not included on the pay services. United Online does not currently offer free services under the BlueLight Internet brand. United Online's pay services are offered through various pricing plans, generally $9.95 per month. Recently, United Online began offering accelerated dial-up services for $14.95 per month. The accelerated dial-up services are enhanced with compression, caching and other technologies that reduce the average time for certain Web pages to download to users' computers when compared to standard dial-up services.

        From inception through fiscal 2002, the Company and NetZero, as the Company's predecessor, incurred losses from operations and reported negative annual operating cash flows. For fiscal 2003, the Company reported operating income and cash flows from operations of $21.7 million and $65.1 million, respectively. At June 30, 2003, the Company had cash and cash equivalents of $85.8 million and short-term investments of $106.4 million. The Company has no material financial commitments other than for operating lease and telecommunications agreements (see Note 11). The Company believes that its existing cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through at least the next twelve months. However, additional capital may be needed in order to fund the Company's operations, expand marketing activities, develop new or enhance existing services or products, respond to competitive pressures or acquire complementary services, businesses or technologies.

        Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements for the year ended June 30, 2003 include United Online and its wholly-owned subsidiaries. The consolidated financial statements for the year ended June 30, 2002 reflect the historical consolidated financial results of NetZero, as predecessor to United Online, prior to the Merger and the consolidated results of United Online subsequent to the Merger. As a result, the results of operations presented for the years ended June 30, 2002 and 2001 do not include the results of Juno prior to September 25, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

Significant Accounting Policies

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

        Cash, Cash Equivalents and Short-Term Investments—The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which have a maturity date within ninety days from the date of purchase. The Company's short-term investments consist of available-for-sale securities with original maturities exceeding ninety days. Consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, United Online has classified these securities, all of which have readily determinable fair values and are highly liquid, as short term because the sale of such securities may be required prior to maturity to implement management's strategies. The Company has short-term investments primarily in U.S. commercial paper, U.S. Government or U.S. Government Agency obligations and money market funds. The minimum long-term credit rating is A, and if a long-term rating is not available, the Company requires a minimum short-term credit rating of A1 and P1. The Company's short-term investments are reported at fair value, with unrealized gains and losses, net of taxes, recorded in accumulated other comprehensive income in the consolidated statements of stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense. The Company had no material realized gains or losses during fiscal 2003, 2002 and 2001. Significant fluctuations in short-term interest rates could have a material impact on interest income and unrealized gains and losses from the Company's investment portfolio.

        The primary objectives of the Company's short-term investment portfolio are preservation of principal and liquidity while maximizing yield. Investments are made to achieve the highest possible rate of return for the Company, consistent with these two objectives.

        The Company classifies outstanding interest payments due on its short-term investments as interest receivable, the balance of which is reflected in other current assets.

        Restricted Cash—Restricted cash consists of cash equivalents pledged as collateral for outstanding letters of credit, which in general collateralize the Company's obligations for operating leases and amounts held in escrow related to telecommunications purchase commitments.

        Concentrations of Credit and Business Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company's accounts receivable are derived primarily from revenue earned from pay subscribers and customers located in the United States. The Company extends credit based upon an evaluation of the customer's financial condition, and generally, collateral is not required. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable; and to date, such losses have been within management's expectations.

        The Company evaluates specific accounts where information exists that the customer may have an inability to meet its financial obligations. In these cases, based on the best available facts and circumstances, a specific reserve is recorded for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Also, a general reserve is established for all customers based on the aging of the receivables. If circumstances change (i.e. higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), the estimates of the recoverability of amounts due to the Company could be adjusted.

        At June 30, 2003, two customers comprised approximately 23% and 21% of the consolidated accounts receivable balance. At June 30, 2002, one customer comprised approximately 17% of the consolidated accounts receivable balance. For fiscal 2003 and 2002, the Company did not have any individual customers that comprised more than 10% of total revenues. During fiscal 2001, three customers comprised approximately 20%, 14% and 10% of revenues, respectively.

        At June 30, 2003 and 2002, the majority of the Company's cash and cash equivalents was maintained with three major financial institutions in the United States. Deposits with these institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore bear minimal credit risk.

        The Company's business substantially depends on the capacity, affordability, reliability and security of third-party telecommunications and data service providers. Only a small number of providers offer the network services the Company requires, and the majority of its telecommunications services is currently purchased from a limited number of vendors. A number of the Company's vendors have ceased operations or ceased offering the services that the Company requires, causing the need to switch vendors. In addition, several vendors are experiencing significant financial difficulties and have filed for bankruptcy and may be unable to perform satisfactorily or to continue to offer their services. Although management believes that alternate telecommunications providers could be found in a timely manner, any disruption of these services could have a material adverse effect on the Company's financial position, results of operations and cash flows.

        Long-Lived Assets—Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to three years for computer software and equipment and three to seven years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company's financial statements with the resulting gain or loss reflected in the Company's results of operations. Repairs and maintenance expenses are expensed as incurred.

        Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from one to seven years. The Company's intangible assets were acquired primarily in connection with business combinations (see Note 2).

        The Company assesses the impairment of long-lived assets, which include property and equipment and intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is used, significant declines in the Company's stock price for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company's operating model or strategy and competitive forces.

        If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. During fiscal 2001, the Company recorded an impairment charge of $48.6 million (see Note 4).

        Goodwill—The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on July 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future results of operations. For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, the Company operates in one principal business segment, a provider of Internet access services.

        In testing for a potential impairment of goodwill, the estimated fair value of the Company is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our pay subscriber base, software and technology and patents and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with SFAS No. 142, the Company performed a goodwill impairment test during the fourth quarter of fiscal 2003 and concluded that, at that time, there was no impairment of goodwill.

        Business Combinations—All of the Company's acquisitions have been accounted for as purchase business combinations. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

        The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

        Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. The Company utilizes a one-year period following the consummation of acquisitions to finalize estimates of the fair value of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair value and related useful lives of identifiable intangible assets. To assist in this process, the Company may obtain appraisals from valuation specialists for certain intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the above assumptions are made based on available historical information.

        Revenue Recognition—The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to its billable services and advertising products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

        Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. The Company's pay subscribers generally pay in advance for their service by credit card, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from users are recorded on the balance sheet as deferred revenue. The Company offers alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include payment by check or money order and via a pay subscriber's monthly telephone bill. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

        Advertising and commerce revenues primarily consist of fees from Internet search partners that are generated as a result of users utilizing partner Internet search services, fees generated by users viewing and clicking on third-party Web site banners and text-link advertisements, fees generated by enabling customer registrations for partners and fees from referring users to, or from users making purchases on, sponsors' Web sites. Revenues are recognized provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company recognizes banner advertising and sponsorship revenues in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of (i) impressions delivered divided by the total number of guaranteed impressions or (ii) ratably over the period in which the advertisement is displayed. The Company's obligations typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements, including referral revenues, is recognized as the related performance criteria are met. In determining whether an arrangement exists, the Company ensures that a binding contract is in place, such as a standard insertion order or a fully executed customer-specific agreement. The Company assesses whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of internally tracked performance data to the contractual performance obligation and to third-party or customer performance data in circumstances where that data is available. Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

        Cost of Billable Services—Cost of billable services includes direct costs that have been allocated to billable services based on the aggregate hourly usage of the Company's pay subscribers as a percentage of total hourly usage of both free users and pay subscribers. Allocated costs consist primarily of telecommunications and data center costs, personnel and related overhead costs associated with operating network and data centers and depreciation of network computers and equipment. In addition, cost of billable services includes direct costs incurred in providing technical and customer support to pay subscribers and costs associated with customer billing and billing support.

        Cost of Free Services—Cost of free services includes direct costs that have been allocated to free services based on the aggregate hourly usage of the Company's free users as a percentage of total hourly usage of both free users and pay subscribers. Allocated costs consist primarily of telecommunications and data center costs, personnel and related overhead costs associated with operating network and data centers and depreciation of network computers and equipment. In addition, cost of free services includes certain direct costs incurred in providing technical and customer support to free users.

        Sales and Marketing—Sales and marketing expenses include advertising and promotion expenses, compensation, sales commissions, employee benefits, travel and related expenses for the Company's direct sales force, fees paid to third-party advertising sales agents and telemarketing costs incurred to acquire or retain pay subscribers. The Company expends significant amounts on sales and marketing, including national branding campaigns comprised of television, sponsorships, radio, outdoor Internet and print advertising and a variety of other promotions, including performance-based Internet advertising. Marketing and advertising costs to promote products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and production expenses. Production costs are expensed the first time the advertisement is aired. Media and agency costs are expensed when the advertising runs. Advertising and promotion expense for fiscal 2003, 2002 and 2001 was $67.7 million, $25.4 million and $40.3 million, respectively.

        Product Development Costs—Product development costs include expenses for the development of new or improved technologies and products, including compensation and related expenses for the software engineering department, as well as costs for contracted services, facilities, and equipment. Costs incurred by the Company to develop, enhance, manage, monitor and operate its software and services are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over their estimated useful lives, generally three years or less.

        General and Administrative—General and administrative expenses include compensation, employee benefits and expenses for executive, finance, legal, human resources and internal support personnel. In addition, general and administrative expenses include fees for professional services, non-income taxes, insurance and occupancy and other overhead-related costs, as well as expenses incurred and credits received as a result of certain litigation settlements.

        Stock-Based Compensation—The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 44, Accounting for Certain Transactions Involving Stock Compensation, and Emerging Issues Task Force ("EITF") Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No. 44 and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. Under APB Opinion No. 25, employee stock-based compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense is recorded in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.

        For each option granted up to and including September 23, 1999, the Company calculated the minimum fair value on the date of grant using the minimum value option-pricing model as prescribed by SFAS No. 123. The fair value of the options granted subsequent to September 23, 1999 has been estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used:

	Year Ended June 30,
	2003	2002	2001
Risk-free interest rate	2%	4%	5%
Expected life (in years)	5	5	5
Dividend yield	0%	0%	0%
Volatility	110%	110%	120%

        If the fair value based method had been applied in measuring stock-based compensation expense, the pro forma effect on net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Year Ended June 30,
	2003	2002	2001
Net income (loss), as reported	$27,792	$(47,810)	$(205,756)
Add: Stock-based charges included in reported net income	107	6,417	19,287
Deduct: Total stock-based charges determined under fair value-based method for all awards, net of tax	(21,600)	(34,302)	(62,660)

Pro forma net income (loss)	$6,299	$(75,695)	$(249,129)

Net income (loss) per share—basic, as reported	$0.68	$(1.35)	$(9.05)

Net income (loss) per share—basic, pro forma	$0.15	$(2.13)	$(10.96)

Net income (loss) per share—diluted, as reported	$0.62	$(1.35)	$(9.05)

Net income (loss) per share—diluted, pro forma	$0.14	$(2.13)	$(10.96)

        The weighted average grant-date fair value of options granted was $19.56, $3.08 and $10.05 per share for fiscal 2003, 2002, and 2001, respectively.

        Comprehensive Income (Loss)—SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the Company, comprehensive income (loss) consists of its reported net income (loss) and the net unrealized gains or losses on short-term investments.

        Income Taxes—Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company reviews both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code section 382, future income projections and potential tax-planning strategies.

        Earnings Per Share—Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, net of shares subject to repurchase rights, and excludes any dilutive effects of options or warrants, restricted stock and convertible securities. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding (including the effect of restricted stock) during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

        Legal Contingencies—The Company is currently involved in certain legal proceedings (see Note 11). The Company records liabilities related to pending litigation when an unfavorable outcome is probable and management can reasonably estimate the amount of loss. The Company has not recorded liabilities for certain pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, the Company continually assesses the potential liability related to all pending litigation.

        Segments—The Company operates in one principal business segment, a provider of Internet access services. Substantially all of the Company's sales and related results of operations and identifiable assets are in the United States of America.

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

        Reclassifications—Certain prior year amounts have been reclassified to conform to fiscal year 2003 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The adoption of SFAS No. 142 in the first quarter of fiscal 2003 did not have any impact on the Company's financial position, results of operations or cash flows.

        In August 2001, the FASB issued SFAS No. 144, which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and portions of APB Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 in the first quarter of fiscal 2003 did not have any impact on the Company's financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 in the third quarter of fiscal 2003 did not have any impact on the Company's financial position, results of operations or cash flows.

        In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also contains disclosure provisions surrounding existing guarantees, which are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 in the third quarter of fiscal 2003 did not have any impact on the Company's financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 in the third quarter of fiscal 2003 did not have any impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company's financial position, results of operations and cash flows.

        In January 2003, the Emerging Issues Task Force issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor of arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, with early application of this consensus permitted. The adoption of EITF Issue No. 00-21 in the first quarter of fiscal 2004 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 in the first quarter of fiscal 2004 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

2.    ACQUISITIONS

Simpli.com, Inc.

        In August 2000, the Company acquired Simpli.com, Inc. ("Simpli") in a stock and cash transaction. Simpli was a targeted marketing infrastructure and search technology company. Pursuant to the terms of the agreement, the Company issued approximately 500,000 shares of common stock and paid $2.6 million in cash. The transaction was accounted for under the purchase method and, accordingly, the results of operations of Simpli have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $23.5 million. The excess purchase price was comprised of approximately $8.7 million of goodwill, $8.4 million of deferred stock-based charges and $6.4 million of identifiable intangible assets all of which were being amortized over periods ranging from two-to-three years. During fiscal 2001, the Company identified indications of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets, related to the acquisition of Simpli (see Note 4).

        In April 2002, the Company sold the remaining assets related to the Simpli acquisition for a 9.9% equity interest in the acquiring company, which was valued at $0.8 million and resulted in a loss of $0.7 million. In June 2003, the Company's equity interest in the acquiring company was sold for $0.8 million.

RocketCash Corporation

        In September 2000, the Company acquired RocketCash Corporation ("RocketCash"), an online commerce company, in a stock-for-stock transaction. Pursuant to the terms of the agreement, the Company issued approximately 1.0 million shares of common stock and options to purchase common stock. The transaction was accounted for under the purchase method and, accordingly, the results of operations of RocketCash have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $30.2 million. The excess purchase price was comprised of approximately $18.1 million of goodwill, $9.0 million of identifiable intangible assets and $3.1 million of deferred stock-based charges all of which were being amortized over periods ranging from two-to-four years. During fiscal 2001, the Company identified indications of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets, related to the acquisition of RocketCash (see Note 4).

        In August 2001, the Company completed the sale of substantially all of the remaining assets related to the RocketCash acquisition. The transaction resulted in net cash proceeds to the Company of approximately $1.2 million and a gain on sale of approximately $1.0 million.

Freeinternet.com, Inc.

        In November 2000, the Company acquired certain assets of Freeinternet.com, Inc. ("Freei") for approximately $4.7 million. Assets acquired included the domain names "Freeinternet.com", "Freeinet.com" and "Freei.net", certain proprietary rights, certain fixed assets, and the rights to market NetZero's service to Freei's users. The assets acquired have been included in the consolidated balance sheet of the Company at their fair market value since the date of acquisition and are being amortized generally over a two-year period. During fiscal 2001, the Company identified indications of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets, related to the acquisition of Freei (see Note 4).

Juno Online Services, Inc.

        On September 25, 2001, NetZero and Juno merged and became wholly-owned subsidiaries of United Online. The Merger was accounted for under the purchase method in accordance with SFAS No. 141, and NetZero was the acquirer for financial accounting purposes. Juno is a leading provider of free and value-priced Internet access. The primary reasons for the Merger were to accelerate the Company's growth in pay subscribers, leverage NetZero's and Juno's operating and cost infrastructures to create a lower cost structure for providing Internet access and to create a more attractive base of users for advertising customers.

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

Fair value of common stock issued and options assumed	$81,266
Acquisition costs	7,978

Total purchase price	$89,244

        The following table summarizes the net assets acquired in connection with the Merger (in thousands):

Asset Description	Estimated Fair Value	Estimated Amortizable Life	Weighted Average Amortizable Life
Net tangible assets acquired:
Cash	$34,672
Other current assets	7,626
Other assets	6,906
Accounts payable and accrued liabilities	(19,460)
Other liabilities	(11,240)

Net tangible assets acquired	18,504

Intangible assets acquired:
Pay subscribers and free users	53,700	1-4 years	3.7 years
Software and technology	3,600	4-5 years	4.5 years
Patents and trademarks	2,300	5-7 years	6.0 years
Other	200	1 year	1 year

Total intangible assets acquired	59,800

Goodwill	10,940

Total purchase price	$89,244

        The weighted average amortizable life of all acquired intangible assets is 3.9 years. The goodwill is not deductible for tax purposes.

BlueLight

        On November 4, 2002, the Company acquired the Internet access assets of BlueLight. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141. The primary reason for the acquisition was to acquire BlueLight's pay user base in order to accelerate the Company's pay user growth and leverage its operating and cost infrastructure.

        The purchase price of approximately $8.4 million, including $0.1 million of acquisition-related costs, was paid in cash and allocated to the assets acquired based on their estimated fair values, including identifiable intangible assets. The following table summarizes the net assets acquired in connection with the acquisition (in thousands):

Asset Description	Estimated Fair Value	Estimated Amortizable Life
Net tangible assets acquired:
Accounts receivable	$1,611
Property and equipment	585
Accounts payable	(649)
Deferred service liabilities	(1,044)

Total net tangible assets acquired	503

Intangible assets acquired:
Pay subscribers	7,500	4 years
Proprietary rights	235	3 years
Software and technology	150	2.5 years

Total intangible assets acquired	7,885

Total purchase price	$8,388

        The weighted average amortizable life of all acquired intangible assets is 3.9 years.

        The following summarized unaudited pro forma financial information for fiscal 2002 assumes that the Merger had occurred at the beginning of the period presented (in thousands, except per share amounts). The information excludes the acquisition of the Internet access assets of BlueLight since the pro forma effect of that transaction is immaterial.

Year ended June 30, 2002
(unaudited)
Revenues	$195,423
Net loss	$(49,553)
Net loss per share	$(1.27)

3.     ACQUISITION AND RESTRUCTURING COSTS

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

        During fiscal 2002, the Company recorded $4.2 million in restructuring costs, which consisted of $0.8 million in employee termination benefits, $0.5 million for early contractual termination fees and $2.9 million in lease exit related costs, which included a charge of approximately $1.4 million to write off leasehold improvements associated with the Company's former offices in New York and Rhode Island.

        In an effort to streamline its operations in response to changing market conditions, the Company reduced its workforce by 101 employees during fiscal 2002. Of the 101 employees terminated, 43 were in sales and marketing, 26 were in general and administrative, 23 were in product development, 6 employees were at the Company's former RocketCash subsidiary, and 3 were in network operations. In addition, the Company closed its regional offices in San Francisco, California and Providence, Rhode Island and combined NetZero's and Juno's New York offices into one facility. At June 30, 2003, all acquisition and restructuring costs were paid.

4.     BALANCE SHEET COMPONENTS

Short-Term Investments

        Short-term investments at June 30, 2003 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$48,513	$1,721	$(41)	$50,193
Government agencies	54,441	1,756	—	56,197

Total	$102,954	$3,477	$(41)	$106,390

        Short-term investments at June 30, 2002 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$35,252	$398	$(132)	$35,518
Government agencies	61,545	749	—	62,294

Total	$96,797	$1,147	$(132)	$97,812

        Gross unrealized gains are presented net of tax in accumulated other comprehensive income on the consolidated balance sheets. The Company had no material realized gains or losses from the sale of investments in fiscal 2003, 2002 and 2001.

Maturities of short-term investments were as follows (in thousands):

	At June 30,
	2003		2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$29,417	$29,770	$30,398	$30,552
Maturing between 1 year and 4 years	73,537	76,620	66,399	67,260

Total	$102,954	$106,390	$96,797	$97,812

Property and Equipment

        Property and equipment consists of the following (in thousands):

	June 30,
	2003	2002
Computer software and equipment	$53,530	$52,961
Furniture and fixtures	6,951	6,568

	60,481	59,529
Less: accumulated depreciation	(48,946)	(43,029)

Total	$11,535	$16,500

        Depreciation expense for fiscal 2003, 2002 and 2001 was $11.1 million, $18.3 million and $16.3 million, respectively. At June 30, 2003, assets under capital leases and the related accumulated amortization were not material. At June 30, 2002, assets under capital leases and the related accumulated amortization were $16.1 million and $12.9 million, respectively.

Goodwill and Intangible Assets

        There were no changes in the carrying amount of goodwill for fiscal 2003 and 2002.

        Intangible assets consist of the following (in thousands):

	At June 30, 2003
	Cost	Accumulated Amortization	Net
Pay subscribers and free users	$61,200	$(27,387)	$33,813
Software and technology	3,750	(1,440)	2,310
Patents, trademarks and other	4,639	(2,107)	2,532

Total	$69,589	$(30,934)	$38,655

	At June 30, 2002
	Cost	Accumulated Amortization	Net
Pay subscribers and free users	$53,700	$(12,712)	$40,988
Software and technology	3,600	(600)	3,000
Patents, trademarks and other	4,404	(1,213)	3,191

Total	$61,704	$(14,525)	$47,179

        Amortization expense for fiscal 2003, 2002 and 2001 was $16.4 million, $14.2 million and $16.8 million, respectively.

        Estimated amortization expense at June 30, 2003 is as follows:

Year Ending June 30,
2004	$15,855
2005	15,748
2006	5,947
2007	1,008
2008	97

Total	$38,655

        Intangible assets at June 30, 2003 consist primarily of pay subscribers and software and technology related to the Merger and the acquisition of the Internet access assets of BlueLight. The Merger and the acquisition of the Internet access assets of BlueLight were accounted for under the purchase method (see Note 2). Amortization of intangible assets is provided for on the straight-line basis over the estimated useful lives of the assets, which range from one to seven years. Goodwill acquired in connection with the Merger is not being amortized in accordance with the provisions set forth in SFAS No. 142 (see Note 2).

        During the quarter ended March 31, 2001, the Company identified indications of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets related to the acquisitions of AimTV, Simpli, RocketCash and Freei (see Note 2). Specific events and changes in circumstances that precipitated the impairment included the following:

  •
  A significant and sustained decline in advertising and commerce revenues.

  •
  The Company's determination that advertising and commerce revenues for Internet-based companies were unlikely to recover in the near future or reach the levels initially projected.

  •
  The Company's assessment of the effectiveness and the resulting impact on results of operations of certain acquired assets (AimTV, Simpli, RocketCash and Freei) following their integration into the Company's service.

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

        Market and other indicators that suggested that an impairment charge might be required included:

  •
  Reduced levels of venture capital funding activity for Internet-based consumer businesses, which had historically represented a significant concentration of the Company's advertising and commerce customers.

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

        Impairment related to the AimTV, Simpli, and Freei goodwill and identifiable intangible assets was measured based on revised enterprise-level cash flow projections for the Company. Significant assumptions related to the cash flow projections utilized to assess impairment included the following:

  •
  The Company's intention to implement a revised business strategy focused on attracting and monetizing pay subscribers. As a result, the number of active free users would be significantly less than previous projections.

  •
  The Company's intention to continue to limit the amount of Internet access time per month available to free users.

  •
  The Company's intention to focus its operating and financial resources on acquiring pay subscribers and no longer expend significant resources promoting and enhancing its free Internet access service.

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

        An impairment of goodwill and intangible assets totaling $48.6 million was recorded during fiscal 2001, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. The impairment consisted of $33.5 million for goodwill and $15.1 million of other acquired intangible assets. No impairment of goodwill or other acquired intangible assets was recorded during fiscal 2003 or 2002.

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	June 30,
	2003	2002
Employee compensation and related expenses	$11,224	$6,950
Subscriber referral fees	4,281	3,557
Other	1,568	705

Total	$17,073	$11,212

Notes Payable

        During fiscal 2002, the Company repaid all of its notes payable obligations. The weighted average interest rate associated with notes payable was 14% for fiscal 2002 and 2001.

5.     RELATED-PARTY TRANSACTIONS

        In February 2002, the Company's Board of Directors authorized loans to five officers for a total of $700,000, which was used to exercise 381,000 stock options. In the fourth quarter of fiscal 2003, all five loans were repaid in full. The principal balance of the notes accrued interest at annual rates ranging from prime plus 1% to prime plus 2%, which was payable at the end of each calendar quarter. The terms of the notes required the principal balance of the notes to be paid in full on February 5, 2007. Additionally, under the terms of the notes, the entire principal balance and any accrued interest were to become due and payable 90 days following the termination of employment with the Company. The notes, which were classified as a component of stockholders' equity, were full recourse obligations and secured by the underlying shares.

        During fiscal 1999, the Company loaned two officers a total of $1,029,000, which was used to exercise approximately 1,497,000 stock options. In the fourth quarter of fiscal 2003, both loans were repaid in full. The principal balance of the notes accrued interest at 4.83% and 5.28% per annum, respectively, and the notes were to become due on March 20, 2004 and April 16, 2004, respectively, unless paid earlier. The notes, which were classified as a component of stockholders' equity, were full recourse to the officers and secured by the underlying shares.

        During fiscal 2001, a shareholder of the Company and certain of its affiliates purchased $1.3 million in banner advertisements.

6.     CAPITALIZATION

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

Stockholders' Rights Plan

        On November 15, 2001, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock. The dividend was paid on November 26, 2001 to the stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one unit consisting of one one-thousandth of a share of its Series A junior participating preferred stock at a price of $25 per unit. On April 29, 2003, the Board of Directors voted to amend the purchase price per unit from $25 to $140. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer which results in a person owning 15% or more of the Company's common stock. The Company generally will be entitled to redeem the rights at $0.001 per right at any time until 10 days after a public announcement that a 15% position in the Company's common stock has been acquired or that a tender or exchange offer which would result in a person owning 15% or more of the Company's common stock has commenced. The rights expire on November 26, 2011.

Preferred Stock

        The Company has 5.0 million shares of preferred stock authorized with a par value of $0.0001, of which 300,000 shares are designated as Series A junior participating preferred stock. At June 30, 2003 and 2002, the Company had no shares issued or outstanding.

Common Stock Subject to Repurchase

        At June 30, 2003, 2002 and 2001 there were 196,000, 482,000 and 1,784,000 shares, respectively, of common stock that were subject to repurchase. At June 30, 2003, 2002 and 2001, there were 196,000, 482,000 and 905,000 shares, respectively, related to unvested stock options exercises. At June 30, 2001, there were 879,000 shares related to unvested shares under restricted stock agreements.

Common Stock Repurchase Program

        On May 26, 2001, the Company's Board of Directors authorized a common stock repurchase program that allowed the Company to repurchase, from time-to-time, up to $10 million of common stock over a one-year period. On July 11, 2002, the Board of Directors extended the share repurchase program to $33.5 million through May 31, 2003. On July 29, 2003, the Board of Directors extended the share repurchase program to $100 million through July 31, 2004. The Company may repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. During fiscal 2003 and 2002, the Company repurchased approximately 0.5 million and 1.0 million shares, respectively, at an aggregate cost of approximately $7.8 million and $3.6 million, respectively.

7.     NET INCOME (LOSS) PER SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per share for fiscal 2003, 2002 and 2001 (in thousands, except per share amounts):

	Year Ended June 30,
	2003	2002	2001
Numerator:
Net income (loss)	$27,792	$(47,810)	$(205,756)

Denominator:
Weighted average common shares—basic	41,432	36,567	24,748
Adjustment for weighted-average common shares subject to repurchase	(307)	(1,028)	(2,007)

Adjusted weighted average common shares—basic	41,125	35,539	22,741

Effect of dilutive securities:
Stock options, restricted shares, warrants and employee stock purchase plan shares	3,591	—	—

Weighted average common shares—diluted	44,716	35,539	22,741

Net income (loss) per share—basic	$0.68	$(1.35)	$(9.05)

Net income (loss) per share—diluted	$0.62	$(1.35)	$(9.05)

        The diluted per share computations exclude options, unvested common stock and warrants, which are antidilutive. The number of antidilutive shares at June 30, 2003, 2002 and 2001 was 3.2 million, 10.1 million and 3.0 million, respectively.

8.     EMPLOYEE BENEFIT PLANS

        The Company has a savings plan (the "Savings Plan") that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 40%) of their eligible pretax earnings up to the Internal Revenue Service annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Plan. The Company is not required to contribute to the Savings Plan and has made no contributions since the inception of the Savings Plan.

9.     INCOME TAXES

        Income (loss) before income taxes for fiscal 2003, 2002 and 2001 was $26.0 million, $(47.8) million and $(205.8) million, respectively.

        The Company did not record a benefit for income taxes for fiscal 2002 or 2001 as a result of its inability to recognize a benefit from its deferred tax assets.

        The benefit for income taxes for fiscal 2003 is comprised of the following (in thousands):

Current:
Federal	$—
State	2,555

2,555

Deferred:
Federal	(3,473)
State	(863)

(4,336)

Benefit for income taxes	$(1,781)

        Components of the deferred tax assets, liabilities and related valuation allowance at June 30, 2003 and 2002 are as follows (in thousands):

	Year Ended June 30,
	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$104,705	$110,482
Equity compensation	—	6,532
Depreciation and amortization	7,556	9,454
Other	5,454	4,368

Total deferred tax assets	117,715	130,836
Less: valuation allowance	(95,423)	(110,360)

Total deferred tax assets	22,292	20,476

Deferred tax liabilities:
Amortization of acquired intangible assets	(13,243)	(20,476)
Other	(993)	—

Deferred tax liabilities	(14,236)	(20,476)

Net deferred tax assets	$8,056	$—

        The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

	Year Ended June 30,
	2003	2002	2001
Taxes on income at the statutory federal rate	$9,104	$(16,734)	$(72,015)
State income taxes, net of federal tax benefits	1,100	—	—
Non-deductible acquisition-related costs	—	4,955	22,911
Other differences, net	222	54	—
Change in valuation allowance	(12,207)	11,725	49,104

Benefit for income taxes	$(1,781)	$—	$—

        The Company's net deferred tax assets at June 30, 2003 and 2002 consist primarily of federal and state net operating loss and credit carryforwards. At June 30, 2002, the Company's net deferred tax assets of $110.4 million were fully offset by a valuation allowance. At June 30, 2003, the Company's net deferred tax assets of $103.5 million were offset by a valuation allowance of $95.4 million. The change in the valuation allowance of approximately $15 million is primarily due to the release of valuation allowance associated with actual and expected utilization of net operating loss and credit carryforwards in 2003 and 2004, respectively.

        In determining the need for a valuation allowance, management reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code section 382, future income projections and potential tax-planning strategies. Based upon management's assessment of all available evidence, the Company has concluded that, with the exception of the net deferred tax assets that have been and are expected to be utilized for fiscal 2003 and 2004, it is not more likely than not that the remaining deferred tax assets will be realized. This conclusion is based primarily on the Company's history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly impact the Company's ability to generate taxable income, the Company's annual net operating loss limitation under section 382 of the Code and the need to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis in order to utilize existing deferred tax assets. The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is reasonably possible that the Company may release all, or a portion, of the remaining valuation allowance in the near term. Any such release would result in recording a tax benefit that would increase net income in the period the allowance was released. Additionally, any such release may result in the reduction of goodwill and intangible assets acquired in connection with the Merger and an increase in additional paid-in capital.

        The Company's effective income tax rate for fiscal 2003 differs from the statutory rate primarily as a result of the tax benefit recognized from the release of a portion of the valuation allowance against deferred tax assets relating primarily to the actual and expected utilization of net operating loss and credit carryforwards for fiscal 2003 and 2004 as discussed above, offset to a lesser extent by state income taxes. The Company recorded a current provision for income taxes of $2.6 million for California state income tax purposes during fiscal 2003. In September 2002, the State of California enacted legislation that suspends the utilization of net operating loss carryforwards to offset current taxable income for a two-year period beginning in fiscal 2003, which required the Company to record a California state income tax provision for fiscal 2003. For federal income tax purposes, taxable income for the year was fully offset by net operating loss carryforwards, the benefit of which had not previously been recognized.

        At June 30, 2003, the Company had net operating loss and credit carryforwards for federal and state and local income tax purposes of approximately $253 million and $267 million, respectively, which begin to expire in 2019 and 2006, respectively. These carryforwards have been adjusted to reflect limitations under Section 382 of the Code resulting from the Merger and are also subject to annual usage limitations. The Company has received income tax deductions resulting from the exercise of certain stock options and the related sale of common stock by employees. Tax benefits resulting from these deductions are credited directly to additional paid-in capital. At June 30, 2003, approximately $7.4 million of the valuation allowance for deferred tax assets is attributable to tax benefits received from the exercise of employee stock options.

10.   STOCK OPTIONS AND STOCK ISSUANCE PLANS

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

Option Plans

        In September 2001, the Board of Directors adopted the United Online, Inc. 2001 Stock Incentive Plan (the "2001 SIP"). The 2001 SIP is a shareholder-approved plan under which nonstatutory and incentive stock options, as well as direct stock issuances, may be granted to employees, officers, directors and consultants of the Company. An aggregate of 10.7 million shares have been reserved under the 2001 SIP, of which 0.4 million shares were available for future grant at June 30, 2003, and 7.8 million options were outstanding at June 30, 2003.

        In September 2001, the Board of Directors also adopted the United Online, Inc. 2001 Supplemental Stock Incentive Plan (the "2001 SSIP" and, together with the 2001 SIP, the "Plans"). The 2001 SSIP is a non-shareholder approved plan under which nonstatutory stock option grants or direct stock issuances may be made to employees of the Company (or any parent or subsidiary corporation) who are neither officers, nor Board members at the time of the option grant or direct issuance. The 2001 SSIP, in general, provides for the issuance of stock and stock options at the fair market value per share of common stock on the option grant date. An aggregate of 2.5 million shares have been reserved under the 2001 SSIP, of which 39,000 shares were available for future grant at June 30, 2003, and 2.0 million options were outstanding at June 30, 2003.

        Options granted to employees under the Plans generally vest over a three or four-year period. Options granted to directors typically vest over a three-year period, either monthly or annually. Option grants expire after ten years unless cancelled earlier due to termination of employment or Board service. Certain grants are immediately exercisable for unvested shares of common stock, with the unvested portion of the shares remaining subject to repurchase by the Company at the exercise price until the vesting period is complete. The Company had 0.2 million unvested shares of common stock issued and outstanding under the Plans at June 30, 2003, which were subject to repurchase by the Company at a weighted average exercise price of $1.85.

        The following table summarizes activity under the Plans during the three years ended June 30, 2003 (in thousands, except per share amounts):

	Number of Shares	Price Per Share	Weighted Average Exercise Price
Options outstanding at July 1, 2000	1,714	$0.15 - $177.81	$64.60
Assumed in connection with acquisitions	43	0.05 - 3.50	2.50
Granted	2,478	2.50 - 39.70	11.90
Exercised	(51)	0.15 - 4.35	1.70
Canceled	(1,178)	0.50 - 172.50	62.08

Options outstanding at June 30, 2001	3,006	0.05 - 177.81	22.30
Assumed in connection with acquisition	3,208	1.26 - 126.05	18.69
Granted	6,394	1.84 - 12.02	3.82
Exercised	(1,093)	0.50 - 7.56	3.39
Canceled	(1,370)	0.05 - 172.50	17.88

Options outstanding at June 30, 2002	10,145	0.17 - 177.81	11.74
Granted	2,204	8.60 - 26.95	24.63
Exercised	(1,788)	0.17 - 25.21	3.95
Canceled	(737)	1.26 - 113.13	24.44

Options outstanding at June 30, 2003	9,824	$0.17 - $177.81	$14.97

        Options granted during fiscal 2003 and 2002 did not result in any deferred stock-based charges. Options granted and restricted stock issued (excluding restricted stock issued in connection with acquisitions) during fiscal 2001 resulted in total deferred stock-based charges of $7.8 million, which was included in deferred stock-based charges in stockholders' equity. Deferred stock-based charges are amortized over the service period. During fiscal 2003, 2002 and 2001, compensation expense included in the statement of operations amounted to $0.1 million, $3.4 million and $8.5 million, respectively. At June 30, 2003, deferred stock-based charges have been fully amortized.

        Additional information with respect to the outstanding options at June 30, 2003 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable		Options Exercised Subject to Repurchase
Prices	Number of Shares	Weighted Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Repurchase Price
$0.17 - $1.90	2,861	8.2	$1.83	2,001	$1.83	195	$1.84
2.30 - 5.00	1,164	7.5	4.46	936	4.58	—	—
5.15 - 8.65	2,233	8.5	7.92	1,478	8.22	1	5.15
8.95 - 13.78	285	8.9	11.86	50	11.89	—	—
14.01 - 19.75	316	7.5	17.23	229	17.04	—	—
20.00 - 27.50	2,269	9.4	26.77	1,588	26.80	—	—
28.44 - 45.00	181	6.1	38.55	159	38.34	—	—
45.16 - 65.00	202	6.5	56.98	168	57.41	—	—
66.88 - 177.81	313	6.6	98.74	265	99.88	—	—

$0.17 - $177.81	9,824	8.3	$14.97	6,874	$15.91	196	$1.85

        The number of option shares exercisable at June 30, 2002 and 2001 were 5.4 million and 0.6 million, respectively with weighted average exercise prices of and $14.29 and $22.30, respectively.

        The following table summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended June 30,
	2003	2002	2001
Operating expenses:
Cost of billable services	$8	$99	$29
Cost of free services	—	60	353
Sales and marketing	20	548	5,442
Product development	6	1,785	6,267
General and administrative	73	3,925	7,196

Total stock-based charges	$107	$6,417	$19,287

Acceleration of Stock Options and Restricted Stock Awards

        In July 2000, certain employees and officers were granted restricted stock awards totaling approximately 0.3 million shares of common stock. The shares of common stock subject to such awards vested ratably over twelve quarterly installments beginning in August 2000. In connection with the award, the Company recorded deferred stock-based charges of approximately $7.8 million. In October 2001, the Board of Directors authorized that the remaining unvested restricted stock awards immediately become fully vested. As a result, approximately 0.2 million shares of restricted common stock became vested, and the remaining balance of $1.5 million in deferred stock-based charges was expensed.

        In March 2002, the Board of Directors authorized the acceleration of approximately 0.5 million previously unvested stock options and restricted stock awards for six employees, including four officers. In connection with this acceleration, the Company recorded a stock-based charge of $1.3 million.

        In April 2002, approximately 49,000 shares of restricted common stock became vested in connection with the sale of Simpli (see Note 2). In connection with this acceleration, the Company recorded a stock-based charge of $0.6 million.

Employee Stock Purchase Plan

        The Company has a 2001 Employee Stock Purchase Plan ("ESPP"), which expires in the year 2011, and under which an aggregate of 2.0 million shares of the Company's common stock have been authorized and reserved for issuance. Under the ESPP, each eligible employee may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock on two "purchase dates" each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee's entry date into the two-year offering period in which the purchase date occurs or (ii) the closing selling price per share on the purchase date. Each offering period has a twenty-four month duration and purchase intervals of six months.

        During fiscal 2003, 2002 and 2001, approximately 0.6 million, 0.2 million and 0.1 million shares were purchased under the Company's ESPP at weighted average purchase prices of $2.98, $2.16 and $4.40 per share, respectively. At June 30, 2003, there were approximately 1.2 million shares available for future issuance. The weighted average fair value of ESPP shares purchased during fiscal 2003, 2002 and 2001 were $1.94, $1.23 and $12.30 per share, respectively.

11.   COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases its facilities under operating leases expiring at various periods through 2010. The leases generally contain annual escalation provisions as well as renewal options. Future minimum lease payments under operating leases at June 30, 2003 are as follows (in thousands):

Year Ending June 30,
2004	$2,686
2005	2,549
2006	2,451
2007	2,292
2008	2,117
Thereafter	2,613

Total	$14,708

        Total rental expense for operating leases was $3.3 million, $4.0 million and $3.5 million for fiscal 2003, 2002 and 2001, respectively.

Other Commitments

        Under the terms of several multi-year non-cancelable telecommunications services agreements with various service providers, we are currently contractually committed to purchase approximately $13.9 million, $7.0 million and $0.3 million in telecommunications services for fiscal 2004, 2005 and 2006, respectively.

Legal Contingencies

        On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors (the "Consolidated Cases."). Counsel for the plaintiffs, the issuers and the insurers for the issuers have entered into a Memorandum of Understanding regarding a proposed settlement in the Consolidated Cases, which is subject to court approval and other conditions.

        On January 8, 2002, plaintiffs Dorothy Steff, John Kozarevich, Rachel Ward and Lori Anderson filed a class action in Los Angeles County Superior Court for the State of California against United Online, NetZero and Juno. Plaintiffs allege that the Company used marketing and promotional materials to mislead or deceive the alleged class members regarding their billable Internet services. Plaintiffs are seeking injunctive relief, restitution, disgorgement of profits, the establishment of a constructive trust and attorneys' fees. The parties have entered into a settlement agreement in this case which is subject to final approval by the court.

        On May 17, 2001, plaintiff Ann Louise Truschel filed an action in the Supreme Court of the State of New York for the County of New York against Juno on behalf of herself and all others similarly situated. Plaintiff alleges unjust enrichment, unfair and deceptive business practices and breach of contract. Specifically, plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (a) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (b) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. Plaintiff is seeking damages, injunctive relief and attorneys' fees. Discovery is ongoing and no trial date has been set.

        On December 19, 2002 plaintiff William Kleen filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Juno on behalf of himself and all others similarly situated. Plaintiff alleges unjust enrichment, unfair and deceptive business practices and breach of contract. Specifically, plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (a) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (b) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. Plaintiff is seeking damages, injunctive relief and attorneys' fees. Discovery is ongoing and no trial date has been set.

        On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba "Freewwweb," (the "Debtor"), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and Freewwweb. In response to the commencement of the adversary proceeding, Freewwweb and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno's conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1,000,000 and Juno claiming less than $300,000. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement, which is subject to court approval. The parties expect that the Stipulation of Settlement will be objected to by the Debtor and certain of its shareholders. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno. At June 30, 2003, the Company had liabilities recorded of approximately $5.5 million, and the Company has reserved $5.5 million in connection with this proceeding.

        The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, results of operations or financial condition, the results of litigation are inherently uncertain and the Company can provide no assurance that it will not be materially and adversely impacted by the results of such proceedings. The Company has established reserves for certain of the matters discussed above and such reserves are reflected in the consolidated financial statements. There can be no assurance that the reserves that have been established are sufficient to cover the possible losses from outstanding litigation.

        The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes the amount, and ultimate liability, if any, with respect to these actions will not materially affect the Company's business financial condition, results of operations or cash flows. There can be no assurance, however, that such actions will not be material or adversely affect the Company's business, financial condition, results of operations or cash flows.

12.   QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,
	(in thousands, except per share amounts)
Fiscal 2003
Net revenues	$79,608	$73,819	$65,800	$58,068
Operating income	$10,223	$6,631	$4,161	$706
Net income	$14,594	$6,962	$4,711	$1,525
Net income per share—basic	$0.35	$0.17	$0.12	$0.04
Net income per share—diluted	$0.32	$0.15	$0.11	$0.03
Fiscal 2002
Net revenues	$54,449	$50,911	$48,047	$14,108
Operating loss	$(3,723)	$(8,394)	$(17,328)	$(24,501)
Net loss	$(2,679)	$(7,254)	$(15,742)	$(22,135)
Net loss per share—basic and diluted	$(0.07)	$(0.19)	$(0.41)	$(0.89)

REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of United Online, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated July 30, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule included on page F-38 of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PRICEWATERHOUSECOOPERS LLP

Century City, California
July 30, 2003

UNITED ONLINE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Expense		Charges Utilized/ Write offs		Balance at End of Period
Year ended June 30, 2003	$333	$—		$45(a	)	$288
Year ended June 30, 2002	354	98		119(a	)	333
Year ended June 30, 2001	1,651	1,120		2,417(a	)	354
Valuation allowance for deferred tax assets
Year ended June 30, 2003	$110,360	$(13,731	)(b)	$1,206(c	)	95,423
Year ended June 30, 2002	98,554	11,806		—		110,360
Year ended June 30, 2001	38,043	60,511		—		98,554

  (a)
  Represents specific amounts written off that were considered to be uncollectible.

  (b)
  Primarily represents actual and expected utilization of net operating loss and credit carryforwards for fiscal 2003 and 2004.

  (c)
  Represents net adjustments in valuation allowance due to timing and tax benefits from stock option exercises.

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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEMS 10, 11, 12 and 13
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND CURRENT REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index
UNITED ONLINE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
UNITED ONLINE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
UNITED ONLINE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in thousands, except per share amounts)
UNITED ONLINE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
UNITED ONLINE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE
UNITED ONLINE, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)