Form 10-K/A
period 2003-06-30
UNITED ONLINE INC
filed 2003-10-28
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

        As of December 31, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the last reported sales price of the registrant's common stock on such date reported by the Nasdaq National Market, was approximately $639,899,217 (calculated by excluding shares beneficially owned by directors and officers). As of September 30, 2003, there were a total of 43,445,176 shares of the registrant's common stock outstanding.

UNITED ONLINE, INC.
INDEX TO FORM 10-K/A

For the Year Ended June 30, 2003

        In this document, "United Online," the "Company," "we," "us" and "our" collectively refer to United Online, Inc. and its wholly-owned subsidiaries. References in this document to the "Merger," refer to the mergers of NetZero, Inc. and Juno Online Services, Inc. into two wholly-owned subsidiaries of United Online on September 25, 2001.

EXPLANATORY NOTE

        The purpose of this Amendment No. 1 to Annual Report on Form 10-K is to include information required by Part III of Form 10-K, which was not included in our Annual Report on Form 10-K filed on August 1, 2003. In all other respects, our Annual Report on Form 10-K remains the same.

AVAILABLE INFORMATION

        Stockholders may obtain an additional copy of our Annual Report on Form 10-K and this Amendment No. 1, free of charge, by writing to our corporate Secretary at United Online, Inc., 2555 Townsgate Road, Westlake Village, California 91361.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The following table sets forth information with respect to members of our Board of Directors:

Name	Age	Director Since	Term Expires at Annual Meeting Following Fiscal Year	Positions
Mark R. Goldston	48	2001	2004	Chairman, Chief Executive Officer, President and Director
James T. Armstrong(1)	37	2001	2005	Director
Robert Berglass(2)	65	2001	2003	Director
Kenneth L. Coleman(1)(2)	60	2001	2003	Director
Dennis Holt	67	2001	2005	Director
Carol A. Scott(1)	54	2003	2004	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

        The following is a brief description of the capacities in which each of the directors has served during the past five years.

        Mark R. Goldston has served as our Chairman, Chief Executive Officer and President and a director since the Merger. He served as NetZero's Chairman and Chief Executive Officer and one of its directors from March 1999 until the Merger. Prior to joining NetZero, Mr. Goldston served as Chairman and Chief Executive Officer of The Goldston Group, a strategic advisory firm, from December 1997 to March 1999. From April 1996 to December 1997, he served as President, Chief Executive Officer and a director of Einstein/Noah Bagel Corp. after founding and serving his initial term with The Goldston Group from June 1994 to April 1996. Mr. Goldston also served as President and Chief Operating Officer of L.A. Gear from September 1991 to June 1994 and as a principal of Odyssey Partners, L.P., a private equity firm, from September 1989 to September 1991. Before joining Odyssey Partners, Mr. Goldston held various executive positions including Chief Marketing Officer of Reebok, President of Faberge USA, Inc. and Vice President of Marketing Worldwide for fragrance and skincare at Revlon, Inc. Mr. Goldston is the author of a business book entitled, The Turnaround Prescription, which was published in 1992 and is the named inventor on 12 separate U.S. patents on products such as inflatable pump athletic shoes and lighted footwear. Mr. Goldston received his B.S.B.A. in Marketing and Finance from Ohio State University and his M.B.A. (M.M.) from the J.L. Kellogg School at Northwestern University. He serves on the Dean's Advisory Board of the J.L. Kellogg School and the Dean's Advisory Board of the Ohio State University Fisher School of Business.

        James T. Armstrong has served as one of our directors since the Merger and was a director of NetZero from 1998 until the Merger. Mr. Armstrong has been a Managing Director with Clearstone Venture Partners (formerly idealab! Capital Partners) since August 1998. From May 1995 to August 1998, Mr. Armstrong was an associate with Austin Ventures. From September 1989 to March 1992, Mr. Armstrong was a senior auditor with Ernst & Young. Mr. Armstrong serves on the board of directors of several private companies. Mr. Armstrong received his B.A. in Economics from the University of California at Los Angeles and his M.B.A. from the University of Texas.

        Robert Berglass has served as one of our directors since the Merger and was a director of NetZero from November 2000 until the Merger. Since January 2002, Mr. Berglass has been the Chairman of DAVEXLABS LLC. From 1998 until April 2001, Mr. Berglass was the Chairman, Chief Executive

Officer and President of Schwarzkopf & DEP, Inc. (formerly DEP Corporation), a division of Henkel KGAA. Mr. Berglass had held those positions following Henkel KGAA's acquisition of DEP Corporation in 1998. From 1969 to 1998, Mr. Berglass was the Chairman, Chief Executive Officer and President of DEP Corporation. Before joining DEP Corporation, Mr. Berglass held various positions at Faberge, Inc., including Corporate Executive Vice President.

        Kenneth L. Coleman has served as one of our directors since September 2001. Mr. Coleman founded ITM Software and has been its Chairman and Chief Executive Officer since May 2002. In May 2001, Mr. Coleman founded Coleman Consulting and consulted on various strategic matters for several companies through May 2002. From 1987 through May 2001, he held various positions, including Executive Vice President of Global Sales, Service and Marketing, with Silicon Graphics, Inc. Mr. Coleman serves on the board of directors of MIPS Technologies, Inc., Acclaim Entertainment, Inc., City National Bank and Pharmacopeia Inc. Mr. Coleman received his B.S. and M.B.A. from Ohio State University.

        Dennis Holt has served as one of our directors since the Merger and was a director of NetZero from January 2001 until the Merger. Mr. Holt founded Western International Media, a media buying service, in 1970 and was the Chairman from 1970 through January 2002. Mr. Holt currently serves as Chairman and Chief Executive Officer of Patriot Communications LLC, a telecommunications service bureau, which he created in 1990 as a subsidiary of Western International Media. Mr. Holt also serves on the board of directors of Westwood One, Inc. and several private and philanthropic companies. Mr. Holt received his B.A. in Administration from the University of Southern California.

        Carol A. Scott has served as one of our directors since April 29, 2003. Ms. Scott is a professor of marketing and faculty director of the Executive Program at The John E. Anderson Graduate School of Management at the University of California at Los Angeles. Ms. Scott has been on the faculty at UCLA since 1977, and served the school in a variety of administrative positions from 1986 through 1994, including chairman of the faculty and associate dean for academic affairs. She was also a visiting associate professor at the Harvard Business School in 1985, and was on the faculty at Ohio State University for three years prior to joining UCLA in 1977. Ms. Scott is a frequent author and lecturer and has served on the Editorial Board of the Journal of Consumer Research since 1980. Ms. Scott received her B.S. in Education from the University of Texas, Austin, and her M.S. in Management and her Ph.D. in Marketing from Northwestern University.

Executive Officers

        The following table sets forth certain information regarding all our executive officers:

Name	Age	Positions
Mark R. Goldston	48	Chairman, Chief Executive Officer, President and Director
Jon O. Fetveit	33	Executive Vice President and Chief Strategy Officer
Charles S. Hilliard	40	Executive Vice President, Finance and Chief Financial Officer
Gerald J. Popek	56	Executive Vice President and Chief Technology Officer
Frederic A. Randall, Jr.	46	Executive Vice President, General Counsel and Secretary
Robert J. Taragan	47	Executive Vice President and General Manager of CyberTarget
Brian Woods	43	Executive Vice President and Chief Marketing Officer

        The following is a brief description of the capacities in which each of the executive officers has served during the past five years. The biography for Mr. Goldston appears earlier in this Report under the heading "Directors."

        Jon O. Fetveit has been our Executive Vice President and Chief Strategy Officer since the Merger. Prior to that, he served as NetZero's Senior Vice President and Chief Strategy Officer from July 2001 until the Merger. Mr. Fetveit joined NetZero in May 1999 as Director, Strategic Planning and served as

NetZero's Vice President, Strategic Planning from April 2000 to July 2001. Prior to joining NetZero, Mr. Fetveit was engaged in the start-up of SRP Software, an enterprise software company, from July 1997 to May 1999. From June 1992 to July 1997, Mr. Fetveit was an investment banker in the corporate finance department of Hambrecht & Quist LLC, most recently as Vice President, Software Investment Banking. Mr. Fetveit received his B.S. in Symbolic Systems with distinction from Stanford University. Mr. Hilliard and Mr. Fetveit are brothers-in-law.

        Charles S. Hilliard has been our Executive Vice President, Finance and Chief Financial Officer since the Merger. Prior to that, he served as NetZero's Senior Vice President, Finance and Chief Financial Officer from April 1999 to September 2001. Prior to joining NetZero, Mr. Hilliard served as an investment banker with Morgan Stanley & Co. from May 1994 to April 1999, most recently as a Principal in the Corporate Finance Department. From August 1990 to May 1994, he served in the Mergers & Acquisitions and Corporate Finance departments of Merrill Lynch & Co. Mr. Hilliard served as a tax accountant with Arthur Andersen & Co. from September 1985 to July 1988 and was licensed as a Certified Public Accountant in January 1988. Mr. Hilliard received his B.S. in Business Administration from the University of Southern California and his M.B.A. with distinction from the University of Michigan. Mr. Hilliard and Mr. Fetveit are brothers-in-law.

        Gerald J. Popek has been our Executive Vice President and Chief Technology Officer since the Merger. Prior to that, he served as NetZero's Senior Vice President and Chief Technology Officer from October 2000 to September 2001. Prior to joining NetZero, Mr. Popek was Chief Technology Officer at CarsDirect.com from August 1999 to September 2000 and Chief Technology Officer at PLATINUM Technology, Inc. from August 1995 to August 1999. In the late 1970s, he was a member of the Defense Science Board, which selected the technology base for the United States Department of Defense that became the Internet. Mr. Popek has a B.S. in Nuclear Engineering, with honors, from New York University and a Ph.D. in Applied Mathematics from Harvard University.

        Frederic A. Randall, Jr. has been our Executive Vice President, General Counsel and Secretary since the Merger. Prior to that, he served as NetZero's Senior Vice President and General Counsel from March 1999 until the Merger and was the Secretary from May 1999 to September 2001. Prior to joining NetZero, Mr. Randall was a partner at Brobeck, Phleger & Harrison LLP from January 1991 to March 1999, and an associate from 1984 to December 1990. Mr. Randall received his B.A. in English Literature with distinction from the University of Michigan and his J.D., cum laude, from the University of San Francisco School of Law.

        Robert J. Taragan has been our Executive Vice President and General Manager of CyberTarget since the Merger. Prior to that, he served as NetZero's Senior Vice President and General Manager of CyberTarget from March 2000 until the Merger. Prior to joining NetZero, Mr. Taragan held various management positions with Nielsen Media Research for 21 years. His positions included Executive Vice President of Marketing and General Manager of Local Services. Mr. Taragan received his B.A. in Economics from Colgate University.

        Brian Woods has been our Executive Vice President and Chief Marketing Officer since the Merger. Prior to that, he served as NetZero's Senior Vice President and Chief Marketing Officer from December 1999 until the Merger. Mr. Woods served as Chairman and Chief Executive Officer of AimTV, Inc. from May 1999 until NetZero acquired AimTV in December 1999. Prior to his position with AimTV, Mr. Woods was affiliated with Planet Hollywood from 1996 until 1998 as the President of the Entertainment Division for Planet Hollywood International. From 1988 to 1996, Mr. Woods served in several management positions at Blockbuster Entertainment Group, including Executive Vice President and Chief Marketing Officer. Mr. Woods was also Co-Chairman of the Viacom Marketing Council from 1993 to 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission. Executive officers, directors and greater-than-10% beneficial owners are required to furnish us with copies of all of the forms that they file.

        Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the 2003 fiscal year, all filing requirements applicable to our officers, directors, greater-than-10% beneficial owners and other persons subject to Section 16(a) of the Exchange Act were complied with, except with respect to Jennifer S. Fonstad, a member of our Board of Directors until her resignation April 29, 2003, who made two late filings of Form 4 reports covering a total of two transactions.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

        The following table provides certain summary information concerning the compensation earned for services rendered during the 2001, 2002 and 2003 fiscal years by our Chief Executive Officer and each of the four other most highly compensated executive officers whose aggregate salary and bonus for the 2003 fiscal year were in excess of $100,000. The information provided for the 2001 fiscal year and the portion of the 2002 fiscal year prior to the Merger is the compensation that was paid to each individual by NetZero, and the securities appearing in the table have been adjusted to reflect the exchange ratio by which shares of NetZero common stock and options for shares of NetZero common stock were converted upon the Merger into shares of United Online common stock and options for shares of United Online common stock. No other executive officer who would have otherwise been included in such table on the basis of salary and bonus earned for the 2003 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals are sometimes referred to herein as the "named executive officers."

SUMMARY COMPENSATION TABLE

Long-Term Compensation Awards
Annual Compensation
Name and Principal Position				Restricted Stock Award($)(1)	Securities Underlying Options(#)
	Year	Salary($)	Bonus($)
Mark R. Goldston Chairman, Chief Executive Officer and President	2003 2002 2001	700,000 605,000 456,000	700,000 652,500 275,000	— — 4,321,889	550,000 1,710,000 400,000
Charles S. Hilliard Executive Vice President, Finance and Chief Financial Officer	2003 2002 2001	350,000 275,000 240,000	262,500 312,500 125,000	— — 660,000	150,000 450,000 85,000
Gerald J. Popek Executive Vice President and Chief Technology Officer	2003 2002 2001	325,000 275,000 178,000	243,750 262,500 125,000	— — —	100,000 350,000 125,000
Frederic A. Randall, Jr. Executive Vice President and General Counsel	2003 2002 2001	325,000 275,000 209,000	243,750 312,500 112,500	— — 577,500	120,000 420,000 85,000
Brian Woods Executive Vice President and Chief Marketing Officer	2003 2002 2001	325,000 275,000 206,250	243,750 212,500 112,500	— — 550,000	120,000 420,000 150,000

(1)
The restricted stock awards were made on July 12, 2000, when the closing price of NetZero's common stock on the Nasdaq National Market was $27.50 per share (as adjusted to reflect the Merger exchange ratio). The shares subject to each award were to vest and be issued in 12 successive equal quarterly installments beginning in August 2000. In November 2001, our Compensation Committee accelerated the vesting of all the shares.

Option/SAR Grants in Last Fiscal Year

        The following table contains information concerning the stock options granted to the named executive officers during the 2003 fiscal year. All options were granted under our 2001 Plan. No stock appreciation rights were granted to the named executive officers during such fiscal year.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

		Individual Grants
					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term($)(4)
	Number of Securities Underlying Options Granted(#)(1)
Name		% of Total Options Granted to Employees in Fiscal Year 2003(2)	Exercise Price Per Share($)	Expiration Date(3)
					5%	10%
Mark R. Goldston	550,000	26.3%	$26.92	06/17/2013	9,311,414	23,596,951
Charles S. Hilliard	150,000	7.2%	$26.92	06/17/2013	2,539,477	6,435,532
Gerald J. Popek	100,000	4.8%	$26.92	06/17/2013	1,692,984	4,290,355
Frederic A. Randall, Jr.	120,000	5.7%	$26.92	06/17/2013	2,031,581	5,148,426
Brian Woods	120,000	5.7%	$26.92	06/17/2013	2,031,581	5,148,426

(1)
Each option was granted on June 18, 2003 and is immediately exercisable for all the option shares. However, any shares purchased under the option will be subject to repurchase by us, at the original exercise price paid per share, should the optionee leave our employ or service prior to vesting in those shares. The shares subject to each option will vest in accordance with the following schedule: 33 1/3% of the option shares vest upon the optionee's completion of one year of service with us measured from the grant date, and the remainder vest in 24 equal monthly installments upon the optionee's completion of each additional month of service thereafter. See "Employment Contracts, Termination of Employment and Change in Control Arrangements" for vesting acceleration provisions.

(2)
Options to purchase 2,089,165 shares were granted to our employees in the 2003 fiscal year.

(3)
All of the options appearing in this table expire ten years from the date of grant.

(4)
The 5% and 10% assumed rates of appreciation are prescribed by the rules and regulations of the Commission and do not represent our estimate or projection of the future trading prices of our common stock. Unless the market price of the common stock appreciates over the option term, no value will be realized from those option grants made to the named executive officers. Actual gains, if any, on stock option exercises are dependent on numerous factors including, without limitation, our future performance, overall business and market conditions and the option holder's continued employment with us throughout the entire vesting period, which factors are not reflected in this table.

Aggregated Option Exercises and Fiscal Year End Values

        The following table provides information with respect to the named executive officers concerning the exercise of options during the 2003 fiscal year and unexercised options held by them at the end of that fiscal year. None of the named executive officers exercised any stock appreciation rights during the 2003 fiscal year, and no stock appreciation rights were held by the named executive officers at the end of that year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

			Number of Securities Underlying Unexercised Options(#)(2)		Value of Unexercised in-the-Money Options at Fiscal Year End($)(3)
Name	Shares Acquired on Exercise(#)	Value Realized($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Mark R. Goldston	275,000	3,291,065	2,276,305	—	35,558,688	—
Charles S. Hilliard	—	—	535,000	—	7,757,400	—
Gerald J. Popek	176,508	1,839,887	398,490	—	6,081,781	—
Frederic A. Randall, Jr.	119,000	1,708,210	451,653	—	6,787,046	—
Brian Woods	140,905	1,776,545	575,202	—	6,435,065	—

(1)
Based upon the closing selling price per share on the Nasdaq National Market on the exercise date less the exercise price per share.

(2)
Each option appearing in this table is immediately exercisable for all the option shares. However, any shares purchased under the option will be subject to repurchase by us, at the original exercise price per share, should the optionee leave our employ or service prior to vesting in those shares. The shares subject to each option vest in accordance with the following schedule: either 33 1/3% or 25% of the option shares vest upon the optionee's completion of one year of service with us measured from the grant date, and the remainder vest in either 24 or 36 equal monthly installments upon the optionee's completion of each additional month of service thereafter. In the event that we are acquired by merger or asset sale, the shares subject to each outstanding option not assumed or replaced by the successor corporation will immediately vest. See "Employment Contracts, Termination of Employment and Change in Control Arrangements" for other vesting acceleration provisions.

(3)
Based upon the closing selling price per share on the Nasdaq National Market on the last day of the 2003 fiscal year less the exercise price per share.

Employment Contracts, Termination of Employment and Change in Control Arrangements

        Mr. Goldston entered into an employment agreement with us effective until February 2005. Under this agreement, his annual base salary must not be less than $770,000, and the bonus for which he is eligible must be at least 125% of his base salary each year. Increases to his base salary and potential bonus may be made from time to time at the discretion of the Compensation Committee. If Mr. Goldston's employment is terminated without cause he will be entitled to a pro rata portion of his annual bonus, a lump sum severance payment of four times his base salary and a specified portion of his annual bonus, and vesting of all of his option shares. If following a change in control Mr. Goldston is involuntarily terminated, he will be entitled to a pro rata portion of his annual bonus, a lump sum severance payment of three times his base salary and a specified portion of his annual bonus, and vesting of all of his option shares. If the severance benefits following a change of control constitute a "parachute payment" under Section 280G of the Internal Revenue Code of 1986 resulting in the imposition of excise taxes, we have agreed to pay Mr. Goldston a gross-up payment in an amount that, after the imposition of all excise and other federal and state taxes, will equal the excise taxes imposed in connection with the severance benefits. In the event his employment is terminated by reason of death or permanent disability, Mr. Goldston will be credited with an additional twenty-four months of vesting on his option shares. Mr. Goldston has agreed that, for a period of eighteen months following the termination of his employment, he will not engage in specified competitive business activities, but only if he has received certain severance payments in connection with such termination.

        Messrs. Hilliard, Randall and Woods each have an employment agreement with us, effective until February 2005. Under those agreements, the base salaries of these individuals must not be less than

$385,000 for Mr. Hilliard, $357,500 for Mr. Randall and $357,500 for Mr. Woods, and the bonus for which they are eligible must not be less than 100% of their base salary each year. Their salaries and bonuses are subject to periodic increases as determined by the Compensation Committee. If their employment is terminated without cause they will be entitled to a lump sum payment of four times their base salary and a specified portion of their annual bonus, and vesting of an additional twelve months for each of their outstanding options; if their employment is involuntarily terminated following a change in control, they will be entitled to a lump sum payment of three times their base salary and a specified portion of their annual bonus, and vesting of all of their options shares. If the severance benefits following a change of control constitute a "parachute payment" under Section 280G of the Internal Revenue Code of 1986 resulting in the imposition of excise taxes, we have agreed to pay such executives a gross-up payment in an amount that, after the imposition of all excise and other federal and state taxes, will equal the excise taxes imposed in connection with the severance benefits. In the event their employment is terminated by reason of death or permanent disability, they will receive an additional twelve months of vesting credit under each of their outstanding options. Messrs. Hilliard, Randall and Woods have each agreed that, for a period of eighteen months following the termination of his employment, he will not engage in specified competitive business activities, but only if he has received certain severance payments in connection with such termination.

        Our other executive officers generally are entitled to a severance payment equal to one year of their base salary if they are terminated without cause and are entitled to accelerated vesting on a portion of their option shares if they are terminated without cause following a change of control.

Director Compensation

        During the 2003 fiscal year, our non-employee directors received an annual fee of $25,000, which was paid quarterly in arrears, as well as $1,000 for each meeting attended (including committee meetings). As of February 4, 2003, the annual fee for each non-employee director who serves on the Audit Committee was increased by an additional $6,000, and the annual fee for each non-employee director who serves as the Chairman of the Audit Committee or the Compensation Committee was increased by an additional $5,000.

        Under our 2001 Stock Incentive Plan, non-employee directors may receive option grants, direct issuances of common stock and other equity incentives. On February 4, 2003, Messrs. Armstrong, Berglass, Coleman and Holt were each granted an immediately exercisable option to purchase 15,000 shares of our common stock at an exercise price of $14.23 per share, the fair market value of our common stock on the grant date. Upon her appointment to the Board of Directors on April 29, 2003, Ms. Scott was granted an immediately exercisable option to purchase 40,000 shares of our common stock at an exercise price of $20.60 per share, the fair market value of our common stock on the grant date. Any shares purchased under these options before such shares vest will be subject to repurchase by us, at the original purchase price paid per share, should the optionee cease to serve as a Board member prior to vesting in those shares. In the event of a change of control, the shares subject to each of these options will immediately vest in full, and upon a hostile takeover, these options may be surrendered to us for a cash payment based on the take-over price paid per share of our common stock. The shares subject to the options granted to Messrs. Armstrong, Berglass, Coleman and Holt vest in nine successive equal monthly installments upon the completion of each month of Board service over the nine-month period measured from the grant date. The shares subject to the option granted to Ms. Scott will vest in 36 successive equal monthly installments upon her completion of each month of Board service over the 36-month period measured from the grant date.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee consists of Messrs. Berglass and Coleman. Neither of these individuals was employed by us at any time during the 2003 fiscal year, and neither has ever acted as one of our officers.

        None of our current executive officers has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more of its executive officers serve as a member of our Board of Directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of September 30, 2003, by (i) each of our directors and nominees for director, (ii) each named executive officer (as listed in the summary compensation table which appears later in this report), (iii) each person who, to our knowledge, beneficially owns 5% or more of the outstanding shares of our common stock, and (iv) all current directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficial Ownership(1)
Directors and Named Executive Officers:
Mark R. Goldston(2)	2,679,526	5.9%
Charles S. Hilliard(3)	601,071	1.4%
Gerald J. Popek(4)	369,901	*
Frederic A. Randall, Jr.(5)	484,124	1.1%
Brian Woods(6)	600,336	1.4%
James T. Armstrong(7)	33,959	*
Robert Berglass(8)	49,000	*
Kenneth L. Coleman(9)	38,200	*
Dennis Holt(10)	30,556	*
Carol A. Scott(11)	40,200	*
All directors and executive officers as a group (12 persons)(12)	5,494,137	11.4%
5% Stockholders Not Listed Above:
FMR Corp.(13)	4,600,209	10.6%

*
Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)
Based on 43,445,176 shares of common stock outstanding on September 30, 2003. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants which are currently exercisable, or will become exercisable within 60 days of September 30, 2003, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to the community property laws where applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is our address at 2555 Townsgate Road, Westlake Village, California 91361.

(2)
Includes (i) 403,221 shares owned by the Mark and Nancy Jane Goldston Family Trust dated November 8, 1997, over which Mr. Goldston exercises voting power, as trustee; and (ii) 2,276,305 shares subject to options which are currently exercisable or which will become exercisable within 60 days of September 30, 2003.

(3)
Includes (i) 119,196 shares owned by Mr. Hilliard; and (ii) 481,875 shares subject to options which are currently exercisable or which will become exercisable within 60 days of September 30, 2003.

(4)
Includes (i) 17,187 shares owned by Mr. Popek; and (ii) 352,714 shares subject to options which are currently exercisable or which will become exercisable within 60 days of September 30, 2003.

(5)
Includes (i) 114,971 shares owned by Mr. Randall; and (ii) 369,153 shares subject to options which are currently exercisable or which will become exercisable within 60 days of September 30, 2003.

(6)
Includes (i) 65,762 shares owned by Mr. Woods; and (ii) 534,574 shares subject to options which are currently exercisable or which will become exercisable within 60 days of September 30, 2003.

(7)
Includes (i) 13,403 shares owned by Mr. Armstrong; and (ii) 20,556 shares subject to options which are currently exercisable or which will become exercisable within 60 days of September 30, 2003.

(8)
Includes (i) 2,000 shares owned by Mr. Berglass; and (ii) 47,000 shares subject to options which are currently exercisable or which will become exercisable within 60 days of September 30, 2003.

(9)
Includes (i) 200 shares owned by Mr. Coleman; and (ii) 38,000 shares subject to options which are currently exercisable or which will become exercisable within 60 days of September 30, 2003.

(10)
Includes 30,556 shares subject to options held by Mr. Holt which are currently exercisable or which will become exercisable within 60 days of September 30, 2003.

(11)
Includes (i) 200 shares owned by Ms. Scott; and (ii) 40,000 shares subject to options which are currently exercisable or which will become exercisable within 60 days of September 30, 2003.

(12)
Includes 4,696,150 shares of our common stock subject to options which are currently exercisable or which will become exercisable within 60 days of September 30, 2003.

(13)
This information is derived solely from the Schedule 13G filed with the Commission by FMR Corp. on September 10, 2003. The address for FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

Equity Compensation Plan Information

        The following table provides information as of June 30, 2003 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	A		B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)(5)
Equity Compensation Plans Approved by Stockholders(1)(2)	7,787,309	(4)	$16.99	(4)	1,519,489	(6)
Equity Compensation Plans Not Approved by Stockholders(3)	2,036,513		$7.25		39,235
Total	9,823,822		$14.97		1,558,724

(1)
Consists of the 2001 Plan and the 2001 Employee Stock Purchase Plan (the "ESPP"). In connection with the Merger, we consolidated the Juno Online Services, Inc. 1999 Stock Incentive Plan and the NetZero, Inc. 1999 Stock Incentive Plan to form the 2001 Plan. Both the NetZero and Juno plans were approved by their respective stockholders prior to the Merger. In connection with the Merger, options to purchase 11,748,790 shares of NetZero common stock were assumed and converted into options to purchase 2,349,758 shares of our common stock and then transferred to the 2001 Plan; and options to purchase 8,031,560 shares of Juno common stock were assumed and converted into options to purchase 2,867,267 shares of our common stock and then transferred to the 2001 Plan.

(2)
In connection with the Merger, we consolidated the Juno Online Services, Inc. 1999 Employee Stock Purchase Plan and the NetZero, Inc. 1999 Employee Stock Purchase Plan to form the ESPP. Both the Juno ESPP and NetZero ESPP were approved by their respective stockholders prior to the Merger.

(3)
Consists of the 2001 Supplemental Plan. In connection with the Merger, we consolidated the following non-stockholder approved plans to form the 2001 Supplemental Plan: (i) the NetZero, Inc. 2001 Non-Executive Stock Incentive Plan; (ii) the Juno Online Services, Inc. 2001 Supplemental Stock Incentive Plan, (iii) the AimTV, Inc. 1999 Employee Stock Option Plan and (iv) the 1999 RocketCash Corporation Stock Option Plan. The RocketCash and AimTV plans were assumed by NetZero prior to the Merger in connection with the acquisition of all of the outstanding capital stock of each company. In connection with the Merger, options to purchase 2,028,475 shares of NetZero common stock, which includes all options converted into options to acquire NetZero common stock in connection with the AimTV acquisition, were assumed and converted into options to purchase 405,695 shares of our common stock and then transferred to the 2001 Supplemental Plan; and options to purchase 774,125 shares of Juno common stock were assumed and converted into options to purchase 276,362 shares of our common stock and then transferred to the 2001 Supplemental Plan. The AimTV options assumed by NetZero covered 32,475 shares of NetZero common stock and, when transferred to the 2001 Supplemental Plan following the Merger, were converted into options to acquire 6,495 shares of our common stock at a weighted average exercise price of $5.15 per share. As of June 30, 2003, the total number of shares of our common stock subject to those assumed AimTV options was approximately 1,400 shares with a weighted average exercise price of $5.15 per share.

(4)
Excludes purchase rights outstanding under the ESPP. Under the ESPP, each eligible employee may purchase up to 2,500 shares of our common stock at semi-annual intervals on the last business day of April and October each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee's entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the purchase date.

(5)
The 2001 Plan, the ESPP and the 2001 Supplemental Plan each contain a provision whereby the share reserve under the plan will automatically increase on the first business day of January each year that the plan remains in existence. The increase for each plan will be limited to the lesser of a specified amount or a percentage of our outstanding common stock as of the last business day of the calendar year immediately preceding the increase. The 2001 Plan will be increased each year by the lesser of 4.0% of the outstanding common stock and 1,300,000 shares; the 2001 Supplemental Plan will be increased each year by the lesser of 0.5% of the outstanding common stock and 142,800 shares; and the ESPP will be increased each year by the lesser of 1.5% of the outstanding common stock and 650,000 shares.

(6)
As of June 30, 2003, 354,739 shares remained available for issuance under the 2001 Plan and 1,164,750 shares of common stock remained available for issuance under the ESPP.

The 2001 Supplemental Plan

        The company also maintains the 2001 Supplemental Stock Incentive Plan (the "2001 Supplemental Plan"), pursuant to which approximately 2.6 million additional shares of our common stock have been reserved for issuance to eligible individuals in our service or the service of our subsidiaries. Such eligible individuals include our continuing employees (other than executive officers) and independent consultants. In addition, newly-hired employees (including newly-hired executive officers) may receive an award under the plan in connection with their commencement of employment with us. The 2001 Supplemental Plan also contains an automatic share increase provision pursuant to which the share reserve will automatically increase on the first trading day of January each year over the 10-year term of the plan by an amount equal to 0.5% of the outstanding shares of our common stock on the last trading day in the immediately preceding calendar year, up to a maximum annual increase of 142,800 shares (adjusted for any subsequent stock dividends, stock splits, recapitalizations or similar transactions affecting our common stock). Awards under the 2001 Supplemental Plan may be either in the form of stock option grants or direct stock issuances with exercise or issue prices at, above or below the fair market value of our common stock on the award date. No option grants will have a maximum term in excess of 10 years, and each option grant or direct stock issuance will generally vest over one or more years of service. However, upon certain changes in control or ownership, those options and stock issuances may vest in whole or in part on an accelerated basis. As of June 30, 2003 options to purchase 2,036,513 shares of our common stock were outstanding under the supplemental plan, 548,652 shares of our common stock had been issued under such plan, and 39,235 shares of our common stock remained available for future issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Management Indebtedness

        During fiscal 1999 and fiscal 2002 (and before loans to officers were prohibited under the Sarbanes-Oxley Act of 2002), our Board of Directors authorized loans to certain of our executive officers to exercise a portion of their outstanding stock options. During the 2003 fiscal year, each officer who had an outstanding loan from the company voluntarily repaid the loan (including all accrued interest) prior to its due date. All of the promissory notes that were issued in connection with the loans were full recourse and secured by the shares of common stock purchased with the note. The table below shows the amount of each promissory note, the interest rate for each note, the date each note was to become due, the largest amount outstanding on each note during the 2003 fiscal year and the current balance on each note.

MANAGEMENT INDEBTEDNESS

Name	Amount of Promissory Note	Interest Rate	Due Date	Largest Amount of Indebtedness During 2003 Fiscal Year	Current Outstanding Balance
Mr. Goldston	$628,638	5.28%	March 2004	$557,450	$0
Mr. Goldston	$200,000	Prime + 1%	February 2007	$203,922	$0
Mr. Fetveit	$100,000	Prime + 2%	February 2007	$102,174	$0
Mr. Hilliard	$400,000	4.83%	April 2004	$338,003	$0
Mr. Hilliard	$200,000	Prime + 1%	February 2007	$203,667	$0
Mr. Randall	$100,000	Prime + 1%	February 2007	$101,466	$0
Mr. Woods	$100,000	Prime + 1%	February 2007	$101,466	$0

Indemnification Agreements

        In addition to the indemnification provisions contained in our certificate of incorporation and bylaws, we have entered into separate indemnification agreements with each of our directors and executive officers. These agreements require that we, among other things, indemnify the person against expenses (including attorneys' fees), judgments, fines and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual's status or service as a director or officer of the company (other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND CURRENT REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

  3.
  Exhibits:

Incorporated by Reference to
Filed with this Form 10-K/A
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Amended and Restated Registration Rights Agreement		10-Q	000-33367	11/14/2001
10.2	Lease Agreement between Westlake Gardens and NetZero, Inc.		10-Q	000-33367	11/14/2001
10.3	2001 Amended and Restated Employee Stock Purchase Plan		10-K	000-33367	8/1/2003
10.4	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	11/14/2001
10.7	Amendment to Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	11/14/2001
10.8	Employment Agreement between the Registrant and Charles S. Hilliard		10-Q	000-33367	11/14/2001
10.9	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard		10-Q	000-33367	11/14/2001
10.10	Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	11/14/2001
10.11	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	11/14/2001
10.12	Employment Agreement between the Registrant and Brian Woods		10-Q	000-33367	11/14/2001
10.13	Amendment to Employment Agreement between the Registrant and Brian Woods		10-Q	000-33367	11/14/2001

10.14	United Online, Inc. Fiscal Year 2004 Management Bonus Plan		10-K	000-33367	8/1/2003
21.1	List of Subsidiaries		10-K	000-33367	8/1/2003
23.1	Consent of Independent Auditors		10-K	000-33367	8/1/2003
24.1	Power of Attorney (see the Power of Attorney on the Signature Page to the Annual Report on Form 10-K)		10-K	000-33367	8/1/2003
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	10/31/2003
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	10/31/2003
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	000-33367	8/1/2003
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	000-33367	8/1/2003

(c)   Exhibits

        The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K/A.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2003.

UNITED ONLINE, INC.

By:	/s/ MARK R. GOLDSTON Mark R. Goldston Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the date set forth below.

Signature	Title	Date

/s/ MARK R. GOLDSTON Mark R. Goldston	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer and Director)	October 28, 2003
/s/ CHARLES S. HILLIARD Charles S. Hilliard	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	October 28, 2003
/s/ NEIL P. EDWARDS Neil P. Edwards	Senior Vice President, Finance, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	October 28, 2003
* James T. Armstrong	Director	October 28, 2003
* Robert Berglass	Director	October 28, 2003
* Kenneth L. Coleman	Director	October 28, 2003
* Dennis Holt	Director	October 28, 2003
* Carol S. Scott	Director	October 28, 2003
*By	/s/ MARK R. GOLDSTON Mark R. Goldston Attorney-in-Fact

Exhibit Index

Incorporated by Reference to
Filed with this Form 10-K/A
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Amended and Restated Registration Rights Agreement		10-Q	000-33367	11/14/2001
10.2	Lease Agreement between Westlake Gardens and NetZero, Inc.		10-Q	000-33367	11/14/2001
10.3	2001 Amended and Restated Employee Stock Purchase Plan		10-K	000-33367	8/1/2003
10.4	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	11/14/2001
10.7	Amendment to Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	11/14/2001
10.8	Employment Agreement between the Registrant and Charles S. Hilliard		10-Q	000-33367	11/14/2001
10.9	Amendment to Employment Agreement between the Registrant and Charles S. Hilliard		10-Q	000-33367	11/14/2001
10.10	Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	11/14/2001
10.11	Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	11/14/2001
10.12	Employment Agreement between the Registrant and Brian Woods		10-Q	000-33367	11/14/2001
10.13	Amendment to Employment Agreement between the Registrant and Brian Woods		10-Q	000-33367	11/14/2001
10.14	United Online, Inc. Fiscal Year 2004 Management Bonus Plan		10-K	000-33367	8/1/2003
21.1	List of Subsidiaries		10-K	000-33367	8/1/2003
23.1	Consent of Independent Auditors		10-K	000-33367	8/1/2003
24.1	Power of Attorney (see the Power of Attorney on the Signature Page to the Annual Report on Form 10-K)		10-K	000-33367	8/1/2003

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	10/31/2003
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	10/31/2003
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	000-33367	8/1/2003
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	000-33367	8/1/2003

QuickLinks

INDEX TO FORM 10–K
EXPLANATORY NOTE
AVAILABLE INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
SUMMARY COMPENSATION TABLE
OPTION/SAR GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
MANAGEMENT INDEBTEDNESS
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND CURRENT REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index