Form 10-Q
period 2003-09-30
UNITED ONLINE INC
filed 2003-10-31
CIK 1142701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

(805) 418-2000

(Registrant’s telephone number, including area code)

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

There were 43,464,629 shares of the registrant’s common stock outstanding at October 30, 2003.

In this document, “United Online,” the “Company,” “we,” “us” and “our” collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	June 30, 2003
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$80,472	$85,838
Short-term investments	136,252	106,390
Restricted cash	—	111
Accounts receivable, net	12,755	12,420
Deferred tax assets, net	6,350	8,056
Other current assets	9,060	5,314
Total current assets	244,889	218,129
Property and equipment, net	11,554	11,535
Restricted cash	700	700
Goodwill	10,940	10,940
Intangible assets, net	34,691	38,655
Other assets	660	717
Total assets	$303,434	$280,676

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,543	$23,041
Accrued liabilities	12,929	17,073
Deferred revenue	24,257	23,616
Capital leases	12	34
Total current liabilities	65,741	63,764
Commitments and contingencies
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	559,019	546,849
Accumulated other comprehensive income	2,153	2,444
Accumulated deficit	(323,483)	(332,385)
Total stockholders’ equity	237,693	216,912
Total liabilities and stockholders’ equity	$303,434	$280,676

The accompanying notes are an integral part of these

unaudited consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Quarter Ended September 30,
	2003	2002

Revenues:
Billable services	$79,646	$51,194
Advertising and commerce	9,144	6,874
Total revenues	88,790	58,068
Operating expenses:
Cost of billable services (including stock-based charges, see Note 2)	22,897	20,700
Cost of free services (including stock-based charges, see Note 2)	2,084	3,736
Sales and marketing (including stock-based charges, see Note 2)	33,939	16,667
Product development (including stock-based charges, see Note 2)	5,120	5,921
General and administrative (including stock-based charges, see Note 2)	7,008	5,653
Amortization of intangible assets	3,964	4,685
Total operating expenses	75,012	57,362
Operating income	13,778	706
Interest income, net	1,183	988
Income before income taxes	14,961	1,694
Provision for income taxes	6,059	169
Net income	$8,902	$1,525
Unrealized gain (loss) on short-term investments, net of tax	(291)	1,835
Comprehensive income	$8,611	$3,360
Net income per share – basic	$0.21	$0.04
Net income per share – diluted	$0.19	$0.03
Shares used to calculate basic net income per share	42,774	40,181
Shares used to calculate diluted net income per share	46,755	43,687

The accompanying notes are an integral part of these

unaudited consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended September 30,
	2003	2002

Cash flows from operating activities:
Net income	$8,902	$1,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,531	8,017
Stock-based charges	—	36
Deferred taxes	1,706	—
Tax benefits from stock options	4,353	102
Other	325	177
Changes in operating assets and liabilities (excluding the effects of acquisition):
Restricted cash	111	4,843
Accounts receivable	(335)	(521)
Other assets	(3,689)	(2,308)
Accounts payable and accrued liabilities	1,358	(3,254)
Deferred revenue	641	(465)
Net cash provided by operating activities	18,903	8,152
Cash flows from investing activities:
Purchases of property and equipment	(1,593)	(477)
Purchases of short-term investments	(30,674)	(19,243)
Proceeds from maturities of short-term investments	—	19,945
Cash paid for acquisition, net of cash acquired	—	(1,000)
Net cash used for investing activities	(32,267)	(775)
Cash flows from financing activities:
Payments on capital leases	(22)	(1,188)
Repayments of notes receivable from stockholders	—	28
Proceeds from exercises of stock options	8,020	1,053
Repurchases of common stock	—	(2,165)
Net cash provided by (used for) financing activities	7,998	(2,272)
Change in cash and cash equivalents	(5,366)	5,105
Cash and cash equivalents, beginning of period	85,838	41,543
Cash and cash equivalents, end of period	$80,472	$46,648

The accompanying notes are an integral part of these

unaudited consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

United Online, Inc. (“United Online” or the “Company”) is the nation’s leading provider of value-priced Internet access services. The Company’s services, currently offered through the NetZero, Juno and BlueLight Internet brands, are available in more than 6,500 cities across the United States and Canada. In addition, the Company offers marketers numerous online advertising products as well as online market research. The Company is headquartered in Westlake Village, California, with additional offices in New York, New York; San Francisco, California; San Jose, California; and Hyderabad, India.

United Online was incorporated in Delaware in June 2001 and was formed in connection with the merger of NetZero, Inc. (“NetZero”) and Juno Online Services, Inc. (“Juno”) into two of its wholly-owned subsidiaries, which was consummated on September 25, 2001 (the “Merger”). The Merger was accounted for under the purchase method of accounting, and NetZero was the acquirer and the Company’s predecessor for financial reporting purposes. As a result of the Merger, NetZero and Juno each became wholly-owned subsidiaries of United Online. On November 4, 2002, the Company, through its wholly-owned subsidiary NetBrands, Inc., acquired the Internet access assets of BlueLight.com LLC (“BlueLight”).

Juno started offering pay services in 1998, and NetZero began offering pay services in January 2001. The NetZero and Juno pay services differ from their respective free services in that the hourly and certain other limitations set for the free services do not apply. In addition, the free services incorporate a number of advertising initiatives, including a persistent on-screen advertising banner, which are not included on the pay services. United Online does not currently offer free services under the BlueLight Internet brand.  United Online’s pay services are offered through various pricing plans, generally $9.95 per month. Recently, United Online began offering “accelerated” dial-up services for $14.95 per month. The accelerated dial-up services are enhanced through compression, caching and other technologies that reduce the average time for certain Web pages to download to users’ computers when compared to standard dial-up services.

The accompanying consolidated financial statements are unaudited except for the balance sheet information at June 30, 2003 and include United Online and its wholly-owned subsidiaries. The Company’s interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements.  These financial statements, in the opinion of management, include all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the operating results for a full year. Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended June 30, 2003 included in the Company’s Annual Report on Form 10-K filed on August 1, 2003 with the SEC.

2.             SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to its billable services and advertising products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the subscriber. The Company’s pay subscribers generally pay in advance for their service by credit card, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from subscribers are recorded on the balance sheet as deferred revenue. The Company offers alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include payment by Automated Clearing House (“ACH” or “electronic check”), check or money order and via a pay subscriber’s monthly telephone bill. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

Advertising and commerce revenues consist primarily of fees from Internet search partners that are generated as a result of users utilizing partner Internet search services, fees generated by users viewing and clicking on third-party Web site banners and text-link advertisements, fees generated by enabling customer registrations for partners and fees from referring users to, or from users making purchases on, sponsors’ Web sites. Revenues are recognized provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company recognizes banner advertising and sponsorship revenues in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of (i) impressions delivered divided by the total number of guaranteed impressions or (ii) ratably over the period in which the advertisement is displayed. The Company’s obligations typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements, including referral revenues, is recognized as the related performance criteria are met and the related fees become fixed and determinable. In determining whether an arrangement exists, the Company ensures that a contract is in place, such as a standard insertion order or a fully executed customer-specific agreement. The Company assesses whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of internally tracked performance data to the contractual performance obligation and to third-party or customer performance data in circumstances where that data is available. Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.

For each option granted up to and including September 23, 1999, the Company calculated the minimum fair value on the date of the grant using the minimum value option-pricing model as prescribed by SFAS No. 123. The fair value of the options granted subsequent to September 23, 1999 has been estimated at the date of grant using the Black-Scholes option-pricing model.

If the fair value-based method had been applied in measuring stock-based compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Quarter Ended September 30,
	2003	2002

Net income, as reported	$8,902	$1,525
Add: Stock-based charges included in reported net income	—	36
Deduct: Total stock-based charges determined under fair value-based method for all awards, net of tax	(5,387)	(5,346)
Pro forma net income (loss)	$3,515	$(3,785)

Net income (loss) per share:
Basic – as reported	$0.21	$0.04
Basic – pro forma	$0.08	$(0.09)
Diluted – as reported	$0.19	$0.03
Diluted – pro forma	$0.08	$(0.09)

No stock-based charges were recognized during the September 2003 quarter.  The following table summarizes the stock-based charges that were included in the following operating expenses for the September 2002 quarter (in thousands):

Operating expenses:
Cost of billable services	$2
Cost of free services	—
Sales and marketing	7
Product development	2
General and administrative	25
Total stock-based charges	$36

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

Legal Contingencies

We are currently involved in legal proceedings, certain of which are discussed elsewhere in this Form 10-Q. We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of loss. We have not recorded liabilities for certain pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, we continually assess the potential liability related to all pending litigation. While we currently believe that the liabilities recorded on our balance sheet are sufficient to cover pending litigation for which an unfavorable outcome is probable and the amount of loss can be reasonably estimated, the outcome of litigation is inherently uncertain, and there can be no assurance that such estimates will be accurate.

3.             RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS

No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 in the March 2003 quarter did not have any impact on the Company’s financial position, results of operations or cash flows because the Company has elected not to adopt the fair value-based method of accounting for stock-based employee compensation.

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, with early application of this consensus permitted. The adoption of EITF Issue No. 00-21 in the September 2003 quarter did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns.  FIN No. 46 is effective for reporting periods ending after December 15, 2003.  The adoption of FIN No. 46 in the December 2003 quarter will not have any impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 in the September 2003 quarter did not have any impact on the Company’s financial position, results of operations or cash flows.

4.             BALANCE SHEET COMPONENTS

Short-term Investments

Short-term investments at September 30, 2003 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Commercial paper	$61,766	$1,548	$(115)	$63,199
Government agencies	71,546	1,515	(8)	73,053
Total	$133,312	$3,063	$(123)	$136,252

Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income on the consolidated balance sheets. The Company had no material realized gains or losses from the sale of investments in the September 2003 and 2002 quarters.

Maturities of short-term investments at September 30, 2003 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value

Maturing within 1 year	$38,896	$39,255
Maturing between 1 year and 4 years	94,416	96,997
Total	$133,312	$136,252

Accounts Receivable

At September 30, 2003, two customers comprised approximately 28% and 21%, respectively, of the consolidated accounts receivable balance.

5.             INCOME TAXES

For the September 2003 quarter, the Company recorded a provision for income taxes of $6.1 million on pre-tax income of $15.0 million resulting in an annualized effective tax rate of approximately 40.5%.  For the September 2002 quarter, the Company recorded a provision for income taxes of $0.2 million on pre-tax income of $1.7 million resulting in an effective tax rate of 10%.  The difference in effective tax rates is attributable to the tax benefit recognized in the prior year related to the utilization of previously unrecognized federal and state net operating loss and credit carryforwards.  In the June 2003 quarter, the Company released a portion of the valuation allowance for the expected utilization of net operating loss and credit carryforwards in fiscal year 2004.  As such, the benefit resulting from these carryforwards has been previously recognized and will have no impact on the effective tax rate in the current year.

Consistent with the prior period, the majority of the Company’s net deferred tax assets have been offset by a valuation allowance.  In determining the need for a valuation allowance, management reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382, future income projections and potential tax-planning strategies. Based upon management’s assessment of all available evidence, the Company concluded that, with the exception of the net deferred tax assets that are expected to be utilized for fiscal 2004, it is not more likely than not that the remaining deferred tax assets will be realized. This conclusion is based primarily on the Company’s history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, the Company’s annual net operating loss limitations under Section 382 of the Code and the need to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets. The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is reasonably possible that the Company may release all, or a portion, of the remaining valuation allowance in the near term. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Additionally, any such release may result in the reduction of goodwill and intangible assets acquired in connection with the Merger and an increase in additional paid-in capital.

On September 12, 2003, the Internal Revenue Service issued Notice 2003-65, which deals with the limitation on the Company’s utilization of its net operating loss carryforwards under Section 382 of the Code.  As a result of this Notice, the Company has additional available net operating loss carryforwards of approximately $32 million for both federal and state income tax purposes.  Based upon management’s assessment, and consistent with prior periods, the Company has placed a full valuation allowance against the additional deferred tax assets associated with the increased net operating loss carryforwards and, as a result, there was no impact on the Company’s total net deferred tax assets at September 30, 2003.

6.             NET INCOME PER SHARE

The following table sets forth the computations of basic and diluted net income per share for the September 2003 and 2002 quarters (in thousands, except per share amounts):

	Quarter Ended September 30,
	2003	2002

Numerator:
Net income	$8,902	$1,525
Denominator:
Weighted average common shares – basic	42,951	40,596
Adjustment for weighted-average common shares subject to repurchase	(177)	(415)
Adjusted weighted average common shares – basic	42,774	40,181
Effect of dilutive securities:
Stock options, restricted shares, warrants and employee stock purchase plan shares	3,981	3,506
Weighted average common shares – diluted	46,755	43,687
Net income per share – basic	$0.21	$0.04
Net income per share – diluted	$0.19	$0.03

The diluted per share computations exclude options, unvested common stock and warrants, which are antidilutive. The number of antidilutive shares at September 30, 2003 and 2002 was 0.7 million and 2.0 million, respectively. At September 30, 2003, there were approximately 8.9 million option shares outstanding with a weighted average exercise price of $15.86 per share.

7.             LEGAL CONTINGENCIES

On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero’s initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors (the “Consolidated Cases.”). Counsel for the plaintiffs, the issuers and the insurers for the issuers have entered into a Memorandum of Understanding regarding a proposed settlement in the Consolidated Cases, which is subject to court approval and other conditions.

On May 17, 2001, plaintiff Ann Louise Truschel filed an action in the Supreme Court of the State of New York for the County of New York against Juno on behalf of herself and all others similarly situated. Plaintiff alleges unjust enrichment, unfair and deceptive business practices and breach of contract. Specifically, plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (a) advertising “free” Internet access services and limiting the usage of heavier users of the service, and (b) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. Plaintiff is seeking damages, injunctive relief and attorneys’ fees. Discovery is ongoing and no trial date has been set.

On December 19, 2002, plaintiff William Kleen filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Juno on behalf of himself and all others similarly situated. Plaintiff alleges unjust enrichment, unfair and deceptive business practices and breach of contract. Specifically, plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (a) advertising “free” Internet access services and limiting the usage of heavier users of the service, and (b) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. Plaintiff is seeking damages, injunctive relief and attorneys’ fees. Discovery is ongoing and no trial date has been set.

On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba “Freewwweb,” (the “Debtor”), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and Freewwweb. In response to the commencement of the adversary proceeding, Freewwweb and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno’s conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1,000,000 and Juno claiming less than $300,000. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno. The Stipulation of Settlement has been approved by the court and the Debtor has filed a notice of appeal of the decision. At September 30, 2003, the Company had liabilities recorded of approximately $5.5 million, and the Company has reserved $5.5 million in connection with this proceeding.

The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, financial position, results of operations or cash flows, the results of litigation are inherently uncertain and the Company can provide no assurance that it will not be materially and adversely impacted by the results of such proceedings. The Company has established reserves for certain of the matters discussed above and such reserves are reflected in the consolidated financial statements. There can be no assurance that the reserves that have been established are sufficient to cover the possible losses from outstanding litigation.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes the amount, and ultimate liability, if any, with respect to these actions will not materially affect the Company’s business financial position, results of operations or cash flows. There can be no assurance, however, that such actions will not be material or adversely affect the Company’s business, financial position, results of operations or cash flows.

8.             STOCK SPLIT

On September 24, 2003, the Company announced that its Board of Directors had declared a 3-for-2 split of the Company’s common stock, to be effected in the form of a stock dividend.  Stockholders of record on October 14, 2003 were entitled to one additional share of the Company’s common stock for every two shares they owned on that date.  The new shares will be issued on October 31, 2003, and the Company expects its shares to begin trading on NASDAQ on a post-split basis on November 3, 2003.

The following table sets forth the effect of the stock split on net income per share for the September 2003 and 2002 quarters (in thousands, except per share amounts):

	Quarter Ended September 30, 2003		Quarter Ended September 30, 2002
	As Reported	Pro Forma	As Reported	Pro Forma

Net income	$8,902	$8,902	$1,525	$1,525

Net income per share – basic	$0.21	$0.14	$0.04	$0.03
Net income per share – diluted	$0.19	$0.13	$0.03	$0.02
Shares used to calculate basic net income per share	42,774	64,161	40,181	60,272
Shares used to calculate diluted net income per share	46,755	70,133	43,687	65,531

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as ‘‘anticipate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘believe,’’ ‘‘may,’’ ‘‘will’’ or similar expressions constitute forward-looking statements. These forward looking statements include, but are not limited to, statements about the Internet access market, our user base, the advertising market, operating expenses, operating efficiencies, revenues, capital requirements and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The sections entitled ‘‘Risk Factors’’ in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K as filed with the SEC on August 1, 2003 and our other filings with the SEC set forth some of the important risk factors that may affect our business, financial position, results of operations and cash flows. Statements indicating factors that we believe may impact our results are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

OVERVIEW

We are the nation’s leading provider of value-priced Internet access services. Our services, currently offered through the NetZero, Juno and BlueLight Internet brands, are available in more than 6,500 cities across the United States and Canada. In addition, we offer marketers numerous online advertising products as well as online market research. At September 30, 2003, we had 2.7 million subscribers to our pay services and 5.2 million active users, including pay subscribers. “Active” users include all pay subscribers and those free users who have logged onto our services during the preceding 31-day period.

Juno started offering pay services in 1998, NetZero began offering pay services in January 2001 and we acquired the Internet access assets of BlueLight.com LLC in November 2002. The NetZero and Juno pay services differ from their respective free services in that the hourly and certain other limitations set for the free services do not apply. In addition, the free services incorporate a number of advertising initiatives, including a persistent on-screen advertising banner, which are not included on the pay services. Our pay services are offered through various pricing plans, generally $9.95 per month. Recently we began offering “accelerated” dial-up services for $14.95 per month. Our accelerated dial-up services are enhanced through compression, caching and other technologies that reduce the average time for certain Web pages to download to users’ computers when compared to standard dial-up services. At September 30, 2003, subscribers to our accelerated dial-up services comprised approximately 15% of our total pay subscriber base.

United Online commenced operations in September 2001, following the merger of NetZero and Juno into two of its wholly-owned subsidiaries (the “Merger”). The Merger was accounted for under the purchase method of accounting for business combinations as an acquisition of Juno by NetZero, which is considered the predecessor company to United Online.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with Liquidity and Capital Resources, Financial Commitments and Critical Accounting Policies included in this Item 2 as well as the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Quarter Ended September 30,
	2003	% of Revenue	2002	% of Revenue
	(in thousands)		(in thousands)
Statements of Operations Data:
Revenues:
Billable services	$79,646	90%	$51,194	88%
Advertising and commerce	9,144	10	6,874	12
Total revenues	88,790	100	58,068	100
Operating expenses:
Cost of billable services	22,897	26	20,700	36
Cost of free services	2,084	2	3,736	6
Sales and marketing	33,939	38	16,667	29
Product development	5,120	6	5,921	10
General and administrative	7,008	8	5,653	10
Amortization of intangible assets	3,964	4	4,685	8
Total operating expenses	75,012	84	57,362	99
Operating income	13,778	16	706	1
Interest income, net	1,183	1	988	2
Income before income taxes	14,961	17	1,694	3
Provision for income taxes	6,059	7	169	—
Net income	$8,902	10%	$1,525	3%

September 2003 Quarter Compared

to the September 2002 Quarter

Revenues

Billable Services Revenues

Billable services revenues consist primarily of monthly fees charged to users for dial-up Internet access services and, to a lesser extent, fees charged to users for live telephone technical support. Our pay Internet access services have been offered under a number of pricing plans, ranging from $1.95 to $29.95 per month. Currently, our most common pricing plan is $9.95 per month. During the June 2003 quarter, we began offering accelerated dial-up Internet access services for $14.95 per month. We generally charge our users $1.95 per minute for live telephone technical support.

Billable services revenues may fluctuate from period to period as a result of changes in the average number of pay subscribers. The average number of pay subscribers is a simple average calculated based on the number of pay subscribers at the beginning and end of a period. We may also experience periodic fluctuations in billable services revenues as a result of fluctuations from period to period in the average monthly revenue per pay subscriber. Average monthly revenue per pay subscriber is calculated by dividing billable services revenues for a period by the average number of pay subscribers for that period. Average monthly revenue per pay subscriber may fluctuate from period to period as a result of a variety of factors including the introduction of new pay services at different price points such as our accelerated dial-up services, the timing of pay subscribers joining and leaving our services, the use of discounted pricing plans, the use of promotions such as a free month of service, increases or decreases in the price of our services and changes in the mix of pay subscribers and their related pricing plans.

Billable services revenues increased by $28.5 million, or 56%, to $79.6 million for the September 2003 quarter, compared to $51.2 million for the September 2002 quarter. The increase was due to an increase in our average number of pay subscribers and an increase in average monthly revenue per pay subscriber. Our average number of pay subscribers was approximately 2.6 million during the September 2003 quarter, compared to approximately 1.8 million for the September 2002 quarter. The 48% increase in our average number of pay subscribers resulted from a number of factors including increased marketing of our pay services, the acquisition of approximately 174,000 pay subscribers from BlueLight in November 2002 and a significant number of our free users upgrading to pay services. Average monthly revenue per pay subscriber was $10.08 for the September 2003 quarter, compared to $9.60 for the September 2002 quarter. The 5% increase in average monthly revenue per user was due to the launch of our accelerated dial-up access services during the June 2003 quarter.  At September 30, 2003, subscribers to our accelerated dial-up services comprised approximately 15% of our total pay subscriber base.

Our total pay subscriber base increased by 173,000 subscribers during the September 2003 quarter. We anticipate that our pay subscriber base will continue to increase in the near term. However, future increases in our pay subscriber base will be dependent on a number of factors including the number of free users upgrading to pay services, changes in our distribution channels, the number of pay subscribers who cancel their accounts or have their accounts terminated, increases or decreases in our marketing expenditures, the effectiveness of our marketing activities, the impact of competition and the impact of acquisitions, if any.

Advertising and Commerce Revenues

Our advertising and commerce revenues consist of fees from our Internet search partners that are generated as a result of our users utilizing our partners’ Internet search services, fees generated by our users viewing and clicking on third-party Web site advertisements and fees from referring our users to, and our users making purchases on, sponsors’ Web sites. We also generate revenues from providing third parties with data analysis capabilities and traditional market research services, such as surveys and questionnaires. Our advertising and commerce revenues are generated from both our pay subscribers and free users. Factors generally impacting our advertising and commerce revenues include the state of the online search and advertising markets, changes in orders from significant customers, increases or decreases in our active user base, limitations on our free services and increases or decreases in advertising inventory available for sale. In the past, we have imposed limitations on our free services that have adversely impacted our volume of advertising inventory.

Advertising and commerce revenues increased by $2.3 million, or 33%, to $9.1 million for the September 2003 quarter, compared to $6.9 million for the September 2002 quarter. The increase was primarily due to higher advertising revenues generated from our advertising agreement with General Motors Corporation (“GM”) and an increase in fees derived from our Internet search partners. We derived approximately 51% of our advertising and commerce revenues for the September 2003 quarter from GM, compared to approximately 37% for the September 2002 quarter. The increase in advertising revenues from GM was primarily a result of a $1.5 million performance bonus earned during the quarter.  We derived approximately 17% and 18% of our advertising and commerce revenues, respectively, for the September 2003 and 2002 quarters from Internet search fees primarily provided through our agreement with Overture Services, Inc. (“Overture”).  We expect advertising and commerce revenues to decrease in the December 2003 quarter from the September 2003 quarter.

Our agreement with GM expires in December 2003 and will not be renewed. We do not anticipate that the GM agreement will be replaced by a similar arrangement that will generate comparable revenues and we may experience a substantial decrease in advertising and commerce revenues in the March 2004 quarter from the December 2003 quarter.

Cost of Billable Services

Cost of billable services includes direct costs of billable services and costs that have been allocated to billable services based on the aggregate hourly usage of our pay subscribers as a percentage of total hours used by our active users. Direct costs consist of costs related to providing technical support, customer billing and billing support to our pay subscribers. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our network and data centers, and depreciation of network computers and equipment.

Cost of billable services increased by $2.2 million, or 11%, to $22.9 million for the September 2003 quarter, compared to $20.7 million for the September 2002 quarter. The increase is due to a $1.5 million increase in customer support and billing-related costs, a $0.9 million increase in telecommunications costs and a $0.3 million net increase in network personnel and overhead-related costs allocated to billable services.  These costs were partially offset by a

$0.4 million decrease in network depreciation allocated to billable services. Telecommunications costs increased as a result of an increase in the average number of pay subscribers, which was partially offset by a 26% decrease in average hourly telecommunications costs and, to a lesser extent, a decrease in the average usage per pay subscriber. Telecommunications hours allocated to our pay subscriber base increased to approximately 90% of total telecommunications hours purchased during the September 2003 quarter, compared to approximately 82% during the September 2002 quarter. Network personnel and overhead-related costs allocated to billable services increased due to the increase in telecommunications hours utilized by pay subscribers as a percentage of total telecommunications hours purchased. Customer support and billing-related costs increased as a result of the increase in the average number of pay subscribers. Depreciation expense allocated to billable services has decreased due to assets placed in service in prior years becoming fully depreciated and significantly lower levels of capital expenditure in recent years versus prior years.

Cost of billable services as a percentage of billable services revenues was 28.7% in the September 2003 quarter, compared to 40.4% in the September 2002 quarter. This decrease resulted from an increase in average monthly revenue per pay subscriber, a decrease in average hourly telecommunications costs, decreased customer billing and support costs per average pay subscriber, decreased depreciation expense and a slight decrease in average hourly usage per pay subscriber. Average hourly telecommunications costs decreased due to improvements in modem port utilization, consolidation of our network data centers and better pricing obtained from our managed modem vendors.  We may experience increased hourly telecommunications costs in future periods, particularly if we expand our service coverage to additional areas where telecommunications costs are higher or if we experience increases in hourly usage per pay subscriber. Customer billing and support costs per pay subscriber decreased as a result of better pricing from our primary customer support vendor as a result of increased call volumes. We do not anticipate significant reductions in customer support and billing-related costs per pay subscriber in future periods.

Cost of Free Services

Cost of free services includes direct costs incurred in providing technical and customer support to our free users as well as costs that have been allocated to free services based on the aggregate hourly usage of our free users as a percentage of total hours used by our active users. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our network and data centers, and depreciation of network computers and equipment.

Cost of free services decreased by $1.7 million, or 44%, to $2.1 million for the September 2003 quarter, compared to $3.7 million for the September 2002 quarter. The decrease was due to a $1.3 million decrease in telecommunications costs, a $0.2 million decrease in network depreciation allocated to free services and a $0.1 million decrease in customer support costs allocated to free services. The decrease in telecommunications costs is a result of a decrease in average hourly telecommunications costs, a decrease in the number of active free users and a decrease in the average hourly usage of our free users. Our active free user base consisted of approximately 2.5 million users at September 30, 2003, compared to approximately 2.9 million users at September 30, 2002. This decrease in free users has resulted primarily from free users upgrading to our pay services and fewer new users signing up for our free services. Average hourly telecommunications costs decreased due to improvements in modem port utilization, consolidation of our network data centers and better pricing obtained from our managed modem vendors. Depreciation expense allocated to free services has decreased due to assets placed in service in prior years becoming fully depreciated, significantly lower levels of capital expenditures in recent years versus prior years and a decrease in free users as a percentage of total active users. Telecommunications hours allocated to our free user base decreased to approximately 10% of total telecommunications hours purchased during the September 2003 quarter, compared to approximately 18% during the September 2002 quarter.

Sales and Marketing

Sales and marketing expenses include advertising and promotion expenses, fees paid to distributors to acquire new pay subscribers, personnel-related expenses and telemarketing costs incurred to acquire and retain pay subscribers. We have expended significant amounts on sales and marketing, including national branding campaigns comprised of television, Internet, sponsorships, radio, print and outdoor advertising. Marketing and advertising costs to promote our products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs.

Sales and marketing expenses increased by $17.3 million, or 104%, to $33.9 million for the September 2003 quarter, compared to $16.7 million for the September 2002 quarter. The increase is primarily attributable to a $15.7 million increase in marketing, promotion and distribution costs as a result of an expansion in activities that focus on increasing our pay subscriber base, promoting our accelerated dial-up services and building our brands. Additionally, sales and marketing expenses increased as a result of a $1.7 million increase in telemarketing expenses related to customer acquisition and retention activities.

Our marketing expenditures increased significantly in the September 2003 quarter compared to the September 2002 quarter, and we expect to continue to increase our marketing expenditures in the near term. In addition, our pay subscriber acquisition costs increased in the September 2003 quarter compared to the September 2002 quarter due to a number of factors including expanded marketing activities in connection with our accelerated dial-up access services. We calculate our pay user acquisition costs by dividing our cost of free services plus sales and marketing expenses less advertising and commerce revenues in a period by gross pay subscribers added during such period. Our pay subscriber acquisition costs may continue to increase as a result of a number of factors including the expansion of our distribution channels and a related increase in fees paid to distributors to acquire new pay subscribers, competition and an increase in our marketing expenditures to promote our services, including our accelerated dial-up services.

In August 2003, we entered into a three-year agreement with Best Buy Co, Inc. to distribute the NetZero and Juno pay services in Best Buy’s channels beginning in October 2003. We are required to pay Best Buy a fee for each pay subscriber we acquire through Best Buy’s channels.  If we acquire a significant number of pay subscribers through Best Buy, this agreement could account for a substantial percentage of our marketing expenses in future periods.

Our marketing expenditures may vary significantly from quarter to quarter. Other than the Best Buy agreement and upfront television commitments, many of our marketing commitments are short term in nature and we may choose to increase or decrease our marketing expenditures in future periods depending on a number of factors including the effectiveness of our marketing activities, changes in the number of pay subscribers, and the impact of such activities on our results of operations. Any future decreases in our marketing expenditures would likely impact our ability to increase our pay subscriber base.

Product Development

Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel-related expenses for the software engineering department, as well as costs for contracted services, facilities and equipment. Costs incurred by us to develop, enhance, manage, monitor and operate our services are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over their estimated useful lives, generally three years or less.

Product development expenses decreased by $0.8 million, or 14%, to $5.1 million for the September 2003 quarter, compared to $5.9 million for the September 2002 quarter. The decrease was primarily the result of a $1.1 million decrease in depreciation, partially offset by a $0.3 million increase in personnel-related expenses as a result of increased headcount and compensation costs. Depreciation expense allocated to product development decreased as a result of assets placed in service in prior years becoming fully depreciated and significantly lower levels of capital expenditures in recent years versus prior years.

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

General and administrative expenses increased by $1.4 million, or 24%, to $7.0 million for the September 2003 quarter, compared to $5.7 million for the September 2002 quarter. The increase in general and administrative expenses was primarily the result of a $0.9 million increase in personnel-related expenses as a result of higher compensation costs, the recognition of a $0.7 million credit as a result of a one-time favorable settlement of a contractual dispute in the September 2002 quarter and a $0.2 million increase in consulting and professional services.  These increases were partially offset by a $0.4 million decrease in overhead-related costs.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of acquired pay subscribers and free users, purchased technologies and other identifiable intangible assets. At September 30, 2003, we had approximately $34.7 million in net identifiable intangible assets primarily resulting from the Merger and the acquisition of the Internet access assets of BlueLight. At September 30, 2003, we had approximately $10.9 million in goodwill resulting from the Merger. In accordance with the provisions set forth in Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill acquired in connection with the Merger is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount.

Amortization of intangible assets decreased by $0.7 million, or 15%, to $4.0 million for the September 2003 quarter, compared to $4.7 million for the September 2002 quarter primarily as a result of certain acquired intangible assets from the Merger being fully amortized at September 30, 2002, partially offset by an increase in amortization expense incurred in connection with the intangible assets acquired from BlueLight in November 2002.

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

Interest Income, Net

Interest income consists of earnings on our cash and cash equivalents, short-term investments and restricted cash. Interest expense consists of interest expense on capital leases and the amortization of premiums on certain of our short-term investments.

Interest income, net increased by $0.2 million, or 20%, to $1.2 million for the September 2003 quarter, compared to $1.0 million for the September 2002 quarter. The increase in interest income, net is due to higher average cash, cash equivalent and short-term investment balances and reduced interest expense as a result of the repayment of capital lease obligations.

Provision for Income Taxes

For the September 2003 quarter, we recorded a provision for income taxes of $6.1 million on pre-tax income of $15.0 million resulting in an annualized effective tax rate of approximately 40.5%.  For the September 2002 quarter, we recorded a provision for income taxes of $0.2 million on pre-tax income of $1.7 million resulting in an effective tax rate of 10%.  The difference in effective tax rates is attributable to the tax benefit recognized in the prior year related to the utilization of previously unrecognized federal and state net operating loss and credit carryforwards.  In the June 2003 quarter, we released a portion of the valuation allowance for the expected utilization of net operating loss and credit carryforwards in fiscal year 2004.  As such, the benefit resulting from these carryforwards has been previously recognized and will have no impact on the effective tax rate in the current year.

Consistent with the prior period, the majority of our net deferred tax assets have been offset by a valuation allowance.  In determining the need for a valuation allowance, we reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382, future income projections and potential tax-planning strategies. Based upon our assessment of all available evidence, we concluded that, with the exception of the net deferred tax assets that are expected to be utilized for fiscal 2004, it is not more likely than not that the remaining deferred tax assets will be realized. This conclusion is based primarily on our history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, our annual net operating loss limitations under Section 382 of the Code and the need to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If we continue to meet our financial projections and improve our results of operations, or if circumstances otherwise change, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the near term. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Additionally, any such release may result in the reduction of goodwill and intangible assets acquired in connection with the Merger and an increase in additional paid-in capital.

On September 12, 2003, the Internal Revenue Service issued Notice 2003-65, which deals with the limitation on our utilization of net operating loss carryforwards under Section 382 of the Code.  As a result of this Notice, we have additional available net operating loss carryforwards of approximately $32 million for both federal and state income tax purposes.  Based upon our assessment, and consistent with prior periods, we have placed a full valuation allowance against the additional deferred tax assets associated with the increased net operating loss carryforwards and, as a result, there was no impact on our total net deferred tax assets at September 30, 2003.

Liquidity and Capital Resources

Historically, our business has been financed primarily through the sale of equity securities and, to a lesser extent, cash generated from operations. At September 30, 2003, we had approximately $216.7 million in cash, cash equivalents and short-term investments and approximately $0.7 million in restricted cash.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, primarily depreciation and amortization, income taxes and changes in operating assets and liabilities. For the September 2003 quarter, net cash provided by operating activities was $18.9 million, consisting of net income of $8.9 million adjusted for non-cash items of $11.9 million, including $6.1 million of income taxes and $5.5 million of depreciation and amortization expense, partially offset by a $1.9 million net increase in operating assets and liabilities. For the September 2002 quarter, net cash provided by operating activities was $8.2 million, consisting primarily of net income of $1.5 million, adjusted for non-cash items of $8.3 million, which related primarily to depreciation and amortization, partially offset by a $1.7 million net increase in operating assets and liabilities.

For the September 2003 quarter, net cash used for investing activities was $32.3 million, consisting of purchases of short-term investments of $30.7 million and purchases of property and equipment of $1.6 million. For the September 2002 quarter, net cash used for investing activities was $0.8 million, consisting of cash paid for a deposit for the BlueLight acquisition of $1.0 million and purchases of property and equipment of $0.5 million, partially offset by net proceeds from the maturities of short-term investments of $0.7 million.

For the September 2003 quarter, net cash provided by financing activities was $8.0 million, consisting primarily of proceeds from exercises of stock options. For the September 2002 quarter, net cash used for financing activities was $2.3 million, consisting of repurchases of common stock of $2.2 million and payments on capital leases of $1.2 million, partially offset by proceeds from exercises of stock options of $1.1 million.

In prior years, we invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and may need to make further significant investments in the future. We anticipate that our capital expenditures will be in the range of $7 million to $8 million for fiscal 2004. However, the actual amount of capital expenditures may fluctuate due to a number of factors, including new business initiatives such as our recently launched accelerated dial-up services, which are difficult to predict and could change dramatically over time. In addition, we will likely require additional office space in the near term to continue to expand our operations in response to our anticipated growth.  We may choose to move from our Westlake Village headquarters which would result in additional capital expenditures and which would also impact our future results of operations. Technological advances may also require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. We intend to use our existing cash balances to fund our operating activities, to repurchase outstanding common stock if we believe market conditions to be favorable, to acquire complimentary services, businesses or technologies and to fund future capital expenditures.

We have generated positive operating cash flow in recent quarters and we currently anticipate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. In the short term, we do not anticipate the need for additional financing to fund our operating activities. However, we may raise additional capital for a variety of reasons including, without limitation, expanding our marketing activities, developing new or enhancing existing services or products to respond to competitive pressures, repurchasing our common stock, acquiring complementary services, businesses or technologies or funding unanticipated capital expenditures. If we need to raise additional capital through public or private financings, strategic relationships or other arrangements, it might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, financial position, results of operations and cash flows. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

Financial Commitments

Operating Leases

We lease our facilities under operating leases expiring at various periods through 2010. The leases generally contain annual escalation provisions as well as renewal options. Future minimum lease payments under operating leases at September 30, 2003 for the remainder of fiscal 2004 are approximately $2.0 million.

Future minimum lease payments under operating leases at September 30, 2003 are as follows (in thousands):

Year Ending June 30,

2005	$2,549
2006	2,451
2007	2,292
2008	2,117
2009	2,012
Thereafter	601
Total	$12,022

Other Commitments

Under the terms of several multi-year telecommunications services agreements with various service providers, we are currently contractually committed to purchase approximately $11.9 million and $9.4 million in telecommunications services for fiscal 2005 and 2006, respectively.  In the ordinary course of business, the Company enters into various commitments with vendors and other business partners, principally for marketing arrangements. We are currently committed to purchase $11.4 million in television advertising for fiscal 2005.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with GAAP including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the operating results for a full year.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We apply the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue related to our billable services and advertising products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the subscriber. Our pay subscribers generally pay in advance for their service by credit card, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from users are recorded on the balance sheet as deferred revenue. We offer alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include payment by Automated Clearing House (“ACH” or “electronic check”), check or money order and via a pay subscriber’s monthly phone bill. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

Advertising and commerce revenues primarily consist of fees from Internet search partners that are generated as a result of users utilizing partner Internet search services, fees generated by users viewing or clicking on third-party advertisements, fees generated by enabling customer registrations for partners and fees from referring users to, or from users making purchases on, sponsors’ Web sites. Revenues are recognized provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We recognize advertising and sponsorship revenues in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of (i) impressions delivered divided by the total number of guaranteed impressions or (ii) ratably over the period in which the advertisement is displayed. Our obligations typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements, including referral revenues, is recognized as the related performance criteria are met and when the fees become fixed and determinable. In determining whether an arrangement exists, we ensure that a contract is in place, such as a standard insertion order or a fully executed customer-specific agreement. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of internally tracked performance data to the contractual performance obligation and to third-party or customer performance data in circumstances where that data is available. Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

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

If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flows attributable to the asset are less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.

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

Business Combinations

Our acquisitions to date have all been accounted for as purchase business combinations. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ (e.g., the useful life of acquired users may not be the same as the useful life of acquired technologies). Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

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

Income Taxes

Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, we review both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Section 382 of the Code, future income projections and potential tax-planning strategies.

Legal Contingencies

We are currently involved in legal proceedings, certain of which are discussed elsewhere in this Form 10-Q. We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of loss. We have not recorded liabilities for certain pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, we continually assess the potential liability related to all pending litigation. While we currently believe that the liabilities recorded on our balance sheet are sufficient to cover pending litigation for which an unfavorable outcome is probable and the amount of loss can be reasonably estimated, the outcome of litigation is inherently uncertain, and there can be no assurance that such estimates will be accurate.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 in the March 2003 quarter did not have any impact on our financial position, results of operations or cash flows as we have elected not to adopt the fair value-based method of accounting for stock-based employee compensation.

In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, with early application of this consensus permitted. The adoption of EITF Issue No. 00-21 in the September 2003 quarter did not have any impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns.  FIN No. 46 is effective for reporting periods ending after December 15, 2003.  The adoption of FIN No. 46 in the December 2003 quarter will not have any impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 in the September 2003 quarter did not have any impact on our business, financial position, results of operations or cash flows.

RISK FACTORS

Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below as well as the other information in this report and our other filings with the SEC. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks actually occur, our business, financial position, results of operations and cash flows could be adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

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

•      changes in the mix of our pay subscriber base;

•      changes in the number of hours users use our services;

•      fluctuations in our average cost to acquire a pay subscriber;

•      the amount of marketing expenditures we incur, including fluctuations in payments to third party distributors for subscriber acquisition;

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

We have entered into agreements with third parties that result in payments based upon the number of subscribers acquired through the third parties’ marketing channels.  In certain cases, such as our agreement with Best Buy, the number of subscribers acquired during a particular quarter could vary significantly from our expectations.  If the number of subscribers acquired through such a channel significantly exceeded our expectations during a quarter, the resulting payment obligation could adversely impact our results of operations in the quarter during which the subscribers were acquired, although our results of operations would be impacted positively in future periods due to the additional subscribers.  Alternatively, if the number of subscribers acquired through such a channel was significantly less than our expectations and we had limited our marketing expenditures during the quarter based on our initial expectations, our results of operations for such quarter might be positively impacted but our user growth for the quarter and our results of operations in future periods may be negatively impacted.

As a result of the foregoing and the other factors discussed in this report, you should not rely on period-to-period comparisons as an indication of future or long-term performance. In addition, these factors create difficulties with respect to our ability to forecast our financial performance and user metrics accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and user metrics. We cannot assure you that we will achieve the expectations or financial projections made by our management or by the financial analysts. In the event we do not achieve such expectations or projections, the price of our common stock could be adversely affected.

Our revenues will suffer if we are unable to compete effectively.

Competition for Subscribers.    Competition for subscribers of Internet access services is intense. We compete with established online service and content providers such as America Online (“AOL”) and The Microsoft Network; independent national ISPs such as EarthLink; companies combining their resources to offer Internet services in conjunction with other services such as Yahoo! and SBC Internet Services, and AOL and Walmart.com; national communications companies and local exchange carriers such as AT&T WorldNet, Qwest Communications International, Inc. and Verizon Communications, Inc.; cable companies such as Comcast Corporation, Cox Communications, Inc., Charter Communications, Inc. and Adelphia Communications Corporation; local telephone companies; and regional and local commercial ISPs. We also compete against other companies that offer services or products such as personal computers bundled with, or as promotions for, Internet access services. Our accelerated dial-up services also compete with companies that offer stand-alone accelerated dial-up services separate from Internet access.  We believe that the primary competitive factors determining success in the market for Internet users include price, a reputation for reliability and speed of service, effective customer support, easy-to-use and reliable software, geographic coverage and scope of services. Other important factors include the timing and introduction of new products and services as well as general economic trends. While we believe that we compete favorably with respect to price and most of these other factors, many of our competitors have an advantage over us with respect to specific factors, particularly customer support and scope of services.

Our standard monthly pricing is currently lower than the standard monthly pricing of most of our major competitors. Certain competitors, including AOL and EarthLink, are engaging in, or have announced that they intend to engage in, more aggressive pricing of their dial-up services either under their primary brands or alternate brands.  In addition, many competitors, including AOL and EarthLink, do not charge extra for their accelerated dial-up services. We cannot assure you that this increased competition will not adversely impact our ability to maintain or grow our pay subscriber base, particularly for our accelerated dial-up services. We also cannot assure you that some or all of our competitors will not reduce their pricing to be more competitive with us.

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

In addition, many of our competitors have significantly greater brand recognition than we do and spend significantly more on marketing their services than we do. Our business model is predicated upon having a significantly lower pay subscriber acquisition cost than that of our major competitors. As a result, we have not participated extensively in a variety of large distribution channels, such as being pre-bundled on branded computers or being offered at various retail outlets of major franchises, where the cost to acquire a subscriber has been higher than we have been willing to spend. To the extent the channels in which we do not participate become the key channels for acquiring new subscribers, we may be at a competitive disadvantage. In July 2003, we signed an agreement with Best Buy to distribute our services through its retail outlets. However, there can be no assurance that we will obtain a meaningful number of new pay subscribers through this channel. Our competitors also routinely offer free trial periods, and if we choose to offer similar free trial periods on a significant scale, it may adversely impact our results of operations. In addition, there is no assurance that our marketing resources will be sufficient for us to continue to compete effectively with our major competitors.

The number of U.S. households using broadband services has grown significantly over the last few years and is expected to continue to grow.  Many industry analysts estimate that, as a result of broadband adoption, the total number of dial-up accounts in the U.S. has begun to decline and will continue to decline.  Some providers of broadband services have decreased pricing to attract new users. The decline in the size of the dial-up market could accelerate significantly if broadband services become widely available at lower prices or if there is significant consumer adoption of services, such as online video and music applications, which depend upon connections that provide significantly greater bandwidth than a dial-up connection. In addition, several companies bundle broadband services with their cable or phone services, which may result in lower prices of the broadband service to the consumer. We currently offer a broadband service in Nashville and Indianapolis through Comcast Corporation’s cable systems. The service, however, is not value-priced and we have had a minimal number of subscribers sign up for it. We currently do not plan to offer broadband services on a significant scale, which will adversely impact our ability to compete for new subscribers and to retain existing subscribers.

During 2003, a number of ISPs, including NetZero and Juno, began offering accelerated dial-up Internet access services. These services operate using a standard dial-up Internet connection and enable users to download certain Web pages faster than standard dial-up services. While these services are relatively new and their adoption rate is difficult to estimate, these services may be attractive to many consumers as an alternative to more expensive broadband offerings. However, these services do not provide certain of the benefits of broadband services, such as continuous connections and faster downloads of music and video files, and often result in some degradation of image quality. Several companies also offer software to accelerate a dial-up connection, regardless of the ISP. Pricing of these accelerated dial-up products and services varies significantly among ISPs and software providers. Our accelerated services are priced at $14.95 per month. AOL and EarthLink, however, now offer accelerated services as part of their premium-priced dial-up services at no additional charge, which may result in a smaller number of subscribers signing up for our services and increased churn.  Competition may result in pressure on us and other providers to reduce or eliminate the pricing of these services.

We expect competition for subscribers to continue to intensify and cannot assure you that we will be able to compete successfully. Our inability to compete effectively could require us to make significant revisions to our strategies and business model, and would likely result in increased costs, decreased revenues and the loss of users, all of which could materially and adversely impact our business, financial position, results of operations and cash flows.

Competition for Advertising Customers.  We believe that the competitive factors determining success in the market for advertising customers include the size and demographic profile of a user base, the ability to target users based on a variety of criteria, pricing and geographic coverage. While we believe that we compete favorably with respect to many of these factors, several of our competitors have an advantage over us with respect to specific factors, particularly size of user base. We compete for revenues with major ISPs, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, and various other companies that facilitate Internet advertising. Many of these companies have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical and sales and marketing resources than we do. This may allow them to devote greater resources to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. Competition combined with a slowing of the growth of online advertising has resulted in, and may continue to result in, reductions in the number of advertisers on our services, price reductions and reductions in advertising revenues. We also compete with television, radio, cable and print media for a share of advertisers’ total advertising budgets.

We may be unable to grow our pay subscriber base.

Increasing our pay subscriber base will be critical to our continued success. Increasing our pay subscriber base involves two components: converting users of our free services to our pay services and gaining new pay subscribers who have not previously used our free services. From time to time, we have implemented restrictions and limitations on our free services that have caused a decline in our free user base. We may place additional restrictions and limitations on our free services in the future, which would likely result in a further reduction in our free user base. We also have focused our marketing efforts on our pay services, not our free services. As a result, we have experienced a decrease in the number of new users registering for our free services. Not only has our free user base declined, the rate at which users of the free services upgrade to our pay services has, from time to time, declined and may continue to decline. Decreases in the number of users upgrading from our free services will require us to rely more heavily on signing up pay subscribers who have not previously used one of our free services. We cannot assure you that we will achieve success in signing up new pay subscribers.

Our subscriber acquisition costs have increased and may continue to increase.

The average cost to acquire a pay subscriber in our industry is significantly higher than the subscriber acquisition cost we have experienced over the last few years.  Our average cost, however, has increased in recent quarters and may continue to increase.  We may choose to participate in more costly distribution channels, which could further increase our costs. We cannot assure you that we will be able to continue to acquire new pay subscribers at a reasonable cost. If we experience increased costs in acquiring new pay subscribers, our business, financial position, results of operations and cash flows could be adversely affected.

If we are unable to retain users, our business and financial results will suffer.

Our business and financial results are dependent on the number of users of our services, particularly our pay services. Currently, an average of four to five percent of our pay subscribers cancel their accounts or have their accounts terminated each month, which we call churn. This percentage does not include those users who sign up for our pay services without previously using our free service and whose accounts are terminated within 30 days of registration. We have experienced a higher churn percentage in our accelerated dial-up subscriber base than in our standard pay service subscriber base, which has resulted in an increase in our overall churn percentage in the September 2003 quarter.  We anticipate that we will continue to experience a higher level of churn in our accelerated dial-up subscriber base, which may result in additional increases in our overall churn percentage.  This is due, in part, to the relatively short time we have been offering accelerated dial-up services since, in general, we experience a higher level of churn with respect to new pay subscribers than we do with respect to pay subscribers who have used our service for an extended period of time.  If we continue to experience a high level of churn in our accelerated dial-up subscriber base, it will make it more difficult to grow or retain the size of that base and it may make it more difficult to grow our overall pay subscriber base. To increase our pay subscriber base, we must minimize the rate of loss of existing pay subscribers while adding new pay subscribers. As our pay subscriber base grows, we will need to add an increasing number of new pay subscribers both to replace users who cancel their service and to grow our pay subscriber base. If we experience an increased percentage of cancellations per month, or if we are unable to attract new pay subscribers in numbers sufficient to grow, our business, financial position, results of operations and cash flows will be adversely affected.

In addition, the number of active users of our free services has a significant impact on our ability to attract advertisers, on the number of advertising impressions we have available to sell, and on how many pay subscribers we can potentially acquire through marketing our pay services to our free users. Each month, a significant number of free users become inactive and we may experience continued declines in our active free user base, particularly if we continue to focus our marketing on our pay services or impose additional limitations on our free services. In addition, there may be a significant overlap between NetZero’s and Juno’s active free user bases, so the actual number of unique users in our active free user base may be lower than we expect.

If we experience a significant decrease in our active free user base or an increase in our rate of cancellations for our pay services, particularly for our accelerated dial up services, our business, financial position, results of operations and cash flows may be adversely impacted. We cannot assure you that we will be able to effectively retain users or generate enough new users to make up for lost users.

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

Our marketing activities may be insufficient to increase or maintain the size of our pay subscriber base and may be insufficient to develop or maintain awareness of our services. We could be required to incur significant marketing expenses to maintain or grow our user base, potentially resulting in increased costs to acquire new users. If our marketing campaigns fail to generate sufficient new users, or if capital limitations or other factors prevent us from implementing marketing campaigns, or if marketing campaigns undertaken by competitors cause attrition in our user base, our business, financial position, results of operations and cash flows could be adversely affected.

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

We recently began offering our accelerated dial-up services for $14.95 per month. These services combine our standard dial-up services with compression, caching and other technologies that reduce the average time for certain Web pages to download to users’ computers when compared to standard dial-up services. We have devoted significant resources to the development of these services, including the integration of technologies licensed from a third party with our technologies, and we intend to continue to devote significant resources to the continued development, marketing and provisioning of these services. While these services result in faster Web surfing over a dial-up connection, these services do not provide the same benefits as broadband services, such as a continuous connection or faster downloads of music and video files. In addition, the technologies underlying the services are complex and we have encountered, and may in the future continue to encounter, issues with the operation, provisioning or the performance of these services. Problems with these services could adversely affect our business in a number of ways, including increased account cancellations and refunds. At September 30, 2003, subscribers to our accelerated dial-up services comprised approximately 15% of our pay subscriber base. AOL and EarthLink offer a similar service to their users at no additional cost. We have experienced a higher level of churn with respect to these services than we have experienced with our standard pay services.  There can be no assurance that we will be able to continue to attract users to these services, that we will not continue to experience higher churn with respect to these services or that we will be successful in maintaining the pricing for these services.

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

A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. In the past, we have experienced a number of situations where significant advertising arrangements were terminated early, were not renewed, were renewed at significantly lower rates or were renegotiated during the term of the arrangement. During the quarter ended September 30, 2003, GM represented approximately 51% of our advertising and commerce revenues. Our agreement with them expires in December 2003 and will not be renewed. We have provided GM with reductions in their advertising obligations in the past and may do so prior to the expiration of the agreement. We can give no assurance that, during the remainder of the agreement, we will continue to derive the amount of revenues from GM that we currently do. We do not anticipate that the GM agreement will be replaced by a similar arrangement that will generate comparable revenues and, as such, we may experience a decline in advertising and commerce revenues following the December 2003 quarter which may adversely impact our profitability. In addition, we derived approximately 18% of our advertising and commerce revenues during the quarter ended September 30, 2003 from Internet search fees primarily provided through our agreement with Overture. Our agreement with Overture expires in March 2004 and we currently do not know whether this agreement will be renewed on comparable terms or at all. Our business, financial position, results of operations and cash flows may be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

Competition for Internet-based advertising revenues is intense and the demand for advertising space has declined. These and other factors have caused Internet advertising rates to decline, and it is possible that rates will decline in the future. Many of our advertising competitors have longer operating histories, greater name recognition, larger user bases, significantly greater financial, technical, sales, development and marketing resources and more established relationships with advertisers than we do. We must also compete with television, radio, cable and print media for a share of advertisers’ total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium.

In light of these factors, we cannot assure you that we will be able to maintain or grow our advertising revenues, and we may experience a decline in advertising revenues in the March 2003 quarter from the December 2003 quarter.

If our users’ usage increases or our telecommunications costs increase, our business may suffer.

An increase in Internet usage by our pay subscribers may adversely impact our profitability. If the average monthly usage for our pay subscribers exceeds our expectations, or if our average hourly telecommunications cost increases, we may not be able to operate our pay services profitably. We may have to impose hourly limits on our pay services or increase our standard pricing, either of which could adversely impact our ability to attract and retain pay subscribers or compete effectively.

Our business is dependent on a small number of telecommunications carriers and our inability to maintain agreements at attractive rates with such carriers may negatively impact our business.

Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network and data services we require, and the majority of our telecommunications services is currently purchased from Level 3 Communications LLC, ICG Telecom Group, Inc., and UUNET. Several vendors have ceased operations or ceased offering the services we require, causing us to switch vendors. In addition, several vendors are experiencing significant financial difficulties and may be unable to perform satisfactorily or to continue to offer their services. In particular, UUNET, StarNet, Inc. and

Allegiance Telecom Company Worldwide are in bankruptcy proceedings, ICG Telecom Group recently emerged from bankruptcy proceedings and Level 3 Communications has a significant amount of debt obligations. The loss of vendors has resulted, and may in the future result, in increased costs, decreased service quality and the loss of users. In particular, the failure of Level 3 Communications, ICG Telecom Group or UUNET to continue to provide the scope, quality and pricing of services currently provided could materially and adversely affect our business and results of operations. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Many of our telecommunications providers compete with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, financial position, results of operations and cash flows.

Market rates for telecommunications services used in our business have declined significantly in recent years. We do not anticipate that such rates will continue to decline in the future. General market forces, the failure of providers, regulatory issues and other factors could result in increased rates. Any increase in market rates would increase the cost of providing our services and, if significant, could have a material adverse effect on our business, financial position, results of operations and cash flows.

If we fail to manage our telecommunications or our internal network capacities, our service levels may suffer or we may experience increased per-user costs.

We will have to accurately anticipate our future telecommunications capacity needs within lead-time requirements. If we fail to procure sufficient quantities of telecommunications services, we may be unable to provide our users with acceptable service levels. We also run the risk of purchasing excessive amounts of telecommunications services. In that event, we would incur the costs of excess telecommunications capacity without commensurate increases in revenues. We have experienced such overcapacity in the past, and we may experience overcapacity in the future. Our failure to effectively manage telecommunications costs would likely have a material adverse effect on our business, financial position, results of operations and cash flows.

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

If our telecommunications service providers deliver unacceptable service, the quality of our Internet access service would suffer. In this event, we would likely lose users who are dissatisfied with our service. Since we do not have direct control over our telecommunications carriers’ network reliability and the quality of their service, we cannot assure you that we will be able to provide consistently reliable Internet access for our users.

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

We are currently parties to various legal actions. Defending against these lawsuits may involve significant expense and diversion of management’s attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations continue to subject us to significant litigation risks and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could materially and adversely affect our business, financial position, results of operations and cash flows.

Our business is highly dependent on our billing and customer support systems, which are based on a combination of third-party software and internally developed software.

The software that operates our billing and customer support systems is licensed from Portal Software, Inc. and Remedy, a BMC Software Company, and we use a combination of Portal, Remedy and other third-party and internally developed software applications for customer billing and support. Customer billing and support is a highly complex process, and our systems must efficiently interface with other third parties’ systems such as the systems of credit card processing companies and other companies to whom we outsource billing and support functions. Our ability to accurately and efficiently bill and support our users is dependent on the successful operation of our billing and support systems and third parties’ systems upon which we rely. In addition, our ability to offer new pay services or alternative payment plans is dependent on our ability to customize our billing and support systems. Issues associated with these systems could cause a variety of problems including the failure to bill and collect from users on a timely basis, over-charging or under-charging users, inaccurate financial and customer data, excessive credit card chargebacks or refunds, delays in new product or payment plan introductions and other billing-related errors. Such problems could lead to inaccurate reporting from time to time, which could adversely affect our business, financial position, results of operations and cash flows. We have experienced billing and support problems from time to time and may experience additional problems in the future. The failure of our software vendors to provide software upgrades and technical support, the failure of the Portal, Remedy or internally developed software to operate accurately, problems with our credit card processor or other billing and support vendors and any other failures or errors in our billing and support systems could materially and adversely affect our business, financial position, results of operations and cash flows.

We are dependent on third parties for technical support and customer service and our business may suffer if they are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us.

Our business and financial results depend, in part, on the availability and quality of our customer support services. We outsource a majority of the live technical and billing support functions to ClientLogic Corporation pursuant to an agreement that terminates in June 2005. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that ClientLogic becomes unable or unwilling to offer these services to us. At times, users seeking live customer support have experienced lengthy waiting periods to reach support personnel who are trained to provide the technical or billing support they require. ClientLogic has also experienced outages in the past where they were unable to support our users. Maintaining desired customer support levels may require significantly more support personnel than are currently available to us, or significantly greater expense than we choose to incur. If ClientLogic does not provide us with quality services, or if our relationship with ClientLogic terminates and we are unable to transition such services in-house or to a replacement vendor in an orderly, cost-effective and timely manner, our business, financial position, results of operations and cash flows would suffer. We use technical support staff in India in part for supporting our customers via email. If technical problems are encountered with communication to India, it may impair our ability to provide email support.

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

•      loss of data or revenue;

•      injury to reputation; and

•      diversion of development resources.

We have experienced some technical and customer support issues associated with our services and software releases. These issues have resulted in users discontinuing their service and have adversely impacted our revenues. A number of our material technologies and systems, including the software clients and ad-serving technologies for NetZero, Juno and BlueLight Internet, are based on different platforms. To the extent we attempt to integrate these technologies and systems, we may experience a number of difficulties, errors, failures and unanticipated costs. In addition, our business relies on third-party software including, without limitation, software licensed from Oracle for our internal operations, software licensed from Portal and Remedy for billing and customer support, and software licensed from Slipstream, Inc. for our accelerated dial-up services. Any significant failure of this software could materially and adversely affect our business, financial position, results of operations and cash flows. We cannot assure you that we will not experience significant problems in the future.

A security breach or inappropriate use of our network or services could expose us to claims.

The future success of our business will depend on the security of our network and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, providers of customer support services and other vendors. Unauthorized or inappropriate access to, or use of, our network, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our users and of third parties.  Third parties have in the past used our network, services and brand names to perpetrate crimes, such as identity theft or credit card theft, and may do so in the future. Users or third parties may assert claims of liability against us as a result of any failure by us to prevent these activities. Although we use security measures, which we believe to be industry standard, we cannot assure you that the measures we take will be successfully implemented or will be effective in preventing these activities.  We also cannot assure you that the security measures of our third-party network providers, providers of customer and billing support services or other vendors will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation and may interfere with our ability to provide our services, all of which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Harmful software programs such as viruses could disrupt our business.

Our business is dependent on the continued acceptance of the Internet as an effective medium.  Damaging software programs, such as computer viruses, worms and Trojan horses have from time to time been disseminated through the Internet and have caused significant disruption to Internet users.  Certain of these programs have disabled the ability of computers to access the Internet, requiring users to obtain technical support in order to gain access to the Internet.  Other programs have had the potential to damage or delete computer programs.  The development and widespread dissemination of harmful programs has the potential to seriously disrupt Internet usage.  If Internet usage is significantly disrupted for an extended period of time, or if the prevalence of these programs results in decreased residential Internet usage, our business could be materially and adversely impacted.  In addition, actions taken by us or our telecommunications providers to attempt to minimize the spread of harmful programs could adversely impact our users’ ability to utilize our services.

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

If we are unable to successfully integrate acquisitions into our operations, we may not realize the benefits associated with such acquisitions and our business, financial condition, results of operations and cash flows may be adversely affected.

In September 2001 we completed the Merger and in November 2002 we acquired certain assets of BlueLight’s Internet access service. While the integration of these acquired businesses is substantially complete, additional efforts are ongoing to maximize operating efficiencies and we cannot assure you that these additional efforts will be completed successfully. We may acquire other companies or undertake other business combinations that we believe may complement our current or future business activities. Acquisitions may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring a business involves many risks, including:

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

We are required, under accounting principles generally accepted in the United States, to review our intangible assets for impairment when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Goodwill is required to be tested for impairment at least annually. In the quarter ended March 31, 2001, we recorded an impairment charge of $48.6 million reflecting the amount by which the carrying amounts of our goodwill and identifiable intangible assets exceeded their respective fair values. At September 30, 2003, we had approximately $34.7 million in identifiable intangible assets. We cannot assure you that we will not experience impairment losses in the future. Any such loss could adversely and materially impact our business, financial condition, results of operations and cash flows.

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

Our future success also depends on our ability to attract and retain highly skilled technical, managerial, sales, marketing and administrative personnel. Competition for such personnel is intense, particularly in the Internet and high technology industry. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel.

Government regulation or taxation of the provision of Internet access services could decrease our revenues and increase our costs.

Changes in the regulatory environment regarding the Internet could decrease our revenues and increase our costs. Currently ISPs are considered “information service” providers rather than “telecommunications” providers, and therefore are not directly regulated by the Federal Communications Commission or any other governmental agency, other than with respect to regulations that govern businesses generally, such as regulations related to consumer protection. Accordingly, regulations that apply to telephone companies and other telecommunications common carriers do not apply to us. As information service providers, we also operate under an exemption from the access charges that are assessed by local telephone companies on their customers for providing access to their network. We are also not required to contribute a percentage of our gross revenue to support “universal service” subsidies for local telephone services and other public policy objectives, such as enhanced communications systems for schools, libraries and some health care providers. The FCC, however, has initiated several proceedings in which it is examining the regulatory status of ISPs and is currently reconsidering what types of entities should contribute to the federal universal service funds. In addition, we operate our services throughout the United States, and regulatory authorities at the state level may seek to regulate aspects of our activities as telecommunications services. As a result, we could become subject to FCC and state regulation as Internet access services and telecommunications services converge. If the regulatory status of ISPs changes or if access, universal service, or other charges are imposed on ISPs or on dial-up consumers to access the Internet, our business may be adversely affected.

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

It is possible that additional laws and regulations may be adopted that could affect our business covering issues such as bulk email or “spam,” access to various types of content by minors, encryption and consumer protection. We cannot predict the impact that future regulatory changes or developments may have on our business, financial condition, results of operations or cash flows. The enactment of any additional laws or regulations in this area, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

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

Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fire, earthquakes, power loss, telecommunications failures, terrorism and similar events. We have experienced situations where power loss and telecommunications failures have adversely impacted our services, although to date such failures have not been material to our operations. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our headquarters in Westlake Village, California and at facilities in Los Angeles, California; Sunnyvale, California; and New York, New York. In the past, areas in California have experienced repeated episodes of diminished electrical power supply, or “rolling blackouts.” A natural disaster, terrorism, power blackout or other unanticipated problem at our headquarters or at a network hub, or within a third-party network provider’s network, could cause interruptions in the services that we provide. Our systems are not fully redundant. Any prolonged disruption of our services due to system failures could result in user turnover and decreased revenues.

Our business could be severely impacted due to political instability in India.

A significant number of our employees are located in Hyderabad, India. Due to the current political instability between India and Pakistan, it is possible that our Indian operations could be disrupted. We rely on our employees in India for product development, quality assurance and customer support. If communications or personnel are disrupted, it could affect our ability to enhance our products or provide certain types of support to our users.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We may need to raise additional funds in the future to fund our operations, for acquisitions of businesses or technologies or for other purposes. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or not available when required in sufficient amounts or on acceptable terms, we may not be able to devote sufficient cash resources to continue to provide our services in their current form, acquire additional users, enhance or expand our services, respond to competitive pressures or take advantage of perceived opportunities, and our business, financial condition, results of operations and cash flows may suffer.

We have anti-takeover provisions that may make it difficult for a third party to acquire us.

Provisions of our certificate of incorporation, our bylaws and Delaware law could make it difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders because of a premium price offered by a potential acquirer. In addition, our board of directors adopted a stockholder rights plan, which is an anti-takeover measure that will cause substantial dilution to a person who attempts to acquire the company on terms not approved by our board of directors.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b) Internal Controls Over Financial Reporting. There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A final settlement order and judgment in the dispute between United Online, Juno and NetZero, as defendants, and Steff, Kozarevich, Ward and Anderson, as plaintiffs, has been entered by the court. In addition, the Stipulation of Settlement in the dispute among Juno, Freewwweb and WorldCom, as more fully described in Note 7 to the financial statements, has been approved by the court and the Debtor has filed a notice of appeal of the decision.

Other than those matters discussed above, there have been no material developments in the legal proceedings discussed in our Annual Report on Form 10-K filed with the SEC on August 1, 2003 and, as of the date of this Report, there are no new legal proceedings to report that the company believes are material.

ITEM 5.  OTHER INFORMATION

On September 24, 2003, we announced that our Board of Directors had declared a 3-for-2 split of the Company’s common stock, to be effected in the form of a stock dividend.  Stockholders of record on October 14, 2003 were entitled to one additional share of our common stock for every two shares they owned on that date.  The new shares will be issued on October 31, 2003, and we expect our shares to begin trading on NASDAQ on a post-split basis on November 3, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

Filed with this Form 10-Q

Incorporated by Reference to

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

			8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Amended and Restated Registration Rights Agreement		10-Q	000-33367	11/14/2001
10.2	Lease Agreement between Westlake Gardens and NetZero, Inc.		10-Q	000-33367	11/14/2001
10.3	2001 Amended and Restated Employee Stock Purchase Plan		10-K	000-33367	8/1/2003
10.4	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	United Online, Inc. Fiscal Year 2004 Management Bonus Plan		10-K	000-33367	8/1/2003
10.7	Amended and Restated Employment Agreement between the Company and Mark R. Goldston	X		000-33367	10/31/2003
10.8	Amended and Restated Employment Agreement between Company and Charles S. Hilliard	X		000-33367	10/31/2003
10.9	Amended and Restated Employment Agreement	X		000-33367	10/31/2003
between the Company and Frederic A. Randall, Jr.

10.10	Amended and Restated Employment Agreement between the Company and Brian Woods	X	000-33367	10/31/2003
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/31/2003
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/31/2003
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/31/2003
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	000-33367	10/31/2003

(b)           Reports on Form 8-K.

On July 31, 2003, we filed a Current Report on Form 8-K to furnish to the SEC our press release announcing our financial results for the quarter and fiscal year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2003.

UNITED ONLINE, INC.

By:	/s/ CHARLES S. HILLIARD
Charles S. Hilliard
Executive Vice President, Finance and Chief Financial Officer

By:	/s/ Neil P. Edwards
Neil P. Edwards
Senior Vice President, Finance, Treasurer and Chief Accounting Officer

EXHIBIT INDEX

Filed with this Form 10-Q
Incorporated by Reference to
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

			8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Amended and Restated Registration Rights Agreement		10-Q	000-33367	11/14/2001
10.2	Lease Agreement between Westlake Gardens and NetZero, Inc.		10-Q	000-33367	11/14/2001
10.3	2001 Amended and Restated Employee Stock Purchase Plan		10-K	000-33367	8/1/2003
10.4	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	United Online, Inc. Fiscal Year 2004 Management Bonus Plan		10-K	000-33367	8/1/2003
10.7	Amended and Restated Employment Agreement between the Company and Mark R. Goldston	X		000-33367	10/31/2003
10.8	Amended and Restated Employment Agreement between the Company and Charles S. Hilliard	X		000-33367	10/31/2003
10.9	Amended and Restated Employment Agreement between the Company and Frederic A. Randall, Jr.	X		000-33367	10/31/2003
10.10	Amended and Restated Employment Agreement between the Company and Brian Woods	X		000-33367	10/31/2003
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	10/31/2003
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	10/31/2003
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	10/31/2003
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		000-33367	10/31/2003