Form 10-KT
period 2003-12-31
UNITED ONLINE INC
filed 2004-02-05
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2003 to December 31, 2003

Commission file number 000-33367

UNITED ONLINE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0575839 (I.R.S. Employer Identification No.)
2555 Townsgate Road Westlake Village, California (Address of principal executive office)	91361 (Zip Code)

(805) 418-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share
Preferred Stock Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        At June 30, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the last reported sales price of the registrant's common stock on such date reported by the Nasdaq National Market, was approximately $1,038,546,153 (calculated by excluding shares beneficially owned by directors and officers). At January 31, 2004, there were a total of 63,971,175 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this transition report, to the extent not set forth herein, is incorporated herein by reference to the registrant's definitive proxy statement relating to the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year.

UNITED ONLINE, INC.
INDEX TO FORM 10-K

For the Transition Period from July 1, 2003 to December 31, 2003

        In this document, "United Online," the "Company," "we," "us" and "our" collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

        This Transition Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as "anticipate," "expect," "intend," "plan," "believe," "may," "will" or similar expressions constitute forward-looking statements. These forward looking statements include, but are not limited to, statements about the Internet access market, our user base, the advertising market, operating expenses, operating efficiencies, revenues, capital requirements and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in this Transition Report on Form 10-K and our other filings with the SEC set forth some of the important risk factors that may affect our business, financial position, results of operations and cash flows. Statements indicating factors that we believe may impact our results are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

PART I

ITEM 1. BUSINESS

Overview

        We are the nation's leading provider of value-priced Internet access services. United Online was incorporated in Delaware in June 2001 and commenced operations in September 2001 following the merger of NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno") into two of its wholly-owned subsidiaries (the "Merger"). Our corporate headquarters are located in Westlake Village, California and we also maintain offices in San Francisco, California; New York, New York; and Hyderabad, India. Our access services, currently offered through the NetZero, Juno and BlueLight Internet brands, are available in more than 6,500 cities across the United States and Canada. In addition, we offer marketers numerous online advertising products as well as online market research. At December 31, 2003, we had approximately 2.9 million subscribers to our pay services and approximately 5.3 million active users, including pay subscribers. "Active" users include all pay subscribers, including both access and premium email subscribers and those free users who have logged onto our services during the preceding 31-day period.

        Juno launched its first service, a free dial-up email service, in April 1996 and began offering free Internet access service in 1999. NetZero launched its first service, a free Internet access service, in October 1998. These free services were predicated on generating advertising revenues to fund their operations. Due to a variety of factors, including reductions in online advertising rates, we began offering pay access services and took various measures to limit the cost of providing our free services.

        Juno started offering pay access services in 1998, and NetZero began offering pay access services in January 2001. The NetZero and Juno pay access services differ from their respective free access services in that the hourly and certain other limitations set for the free services do not apply. In addition, the free access services incorporate a number of advertising initiatives, including a persistent on-screen advertising banner, which are not included on the pay access services. We do not currently offer free access services under the BlueLight Internet brand. Our standard pay access services are offered through various pricing plans, generally $9.95 per month. We also offer "accelerated" dial-up access services for an additional $5.00 per month, or a total monthly charge of $14.95. Our accelerated access services utilize compression, caching and other technologies that reduce the time for certain Web pages to download to users' computers when compared to our standard dial-up access services.

Recently, NetZero and Juno began offering two premium email services with expanded features and storage capabilities for $9.95 or $24.95 per year.

Industry Background

        It has been estimated that, as of the end of 2002, approximately 69 million U.S. households had some form of Internet access. This represents approximately 70% of all U.S. households. Of the approximately 69 million Internet households with Internet access, it is estimated that approximately 45 million households use narrowband or "dial-up" access while the remaining 24 million households use broadband access.

        While there are several thousand Internet service providers ("ISPs") in the U.S., a small number of large, nationwide providers dominate the Internet access market. The top ten ISPs currently account for more than 90 percent of the U.S. dial-up market, and the majority of the largest ISPs charge in excess of $20 for their premium monthly dial-up service, which we refer to as "premium-priced" dial-up services. Many premium-priced dial-up services provide a variety of ancillary services and features for no additional fee, including unlimited telephone customer support, accelerated access services, multiple account names and email addresses, virus protection, parental controls, Web storage and, in some cases, proprietary content. A number of ISPs, including America Online ("AOL") and EarthLink, currently offer nationwide, value-priced Internet access to consumers through alternative brands. NetZero and Juno are currently the only nationwide ISPs that also offer free Internet access services. Broadband access, which includes cable, digital subscriber lines ("DSL"), satellite and wireless, generally offers users faster connection and download speeds than dial-up access for a higher monthly fee, currently ranging from an estimated $27 to $55 per month. Recently, pricing for broadband services, particularly for introductory promotional periods or for services with slower speeds, has been declining and the pricing gap between broadband and premium dial-up access services has been narrowing.

        The number of U.S. households using broadband has grown significantly over the last few years and is expected to continue to grow. Many industry analysts estimate that, as a result of broadband adoption, the total number of dial-up accounts in the U.S. has declined and will continue to decline. While our pay access subscriber base has grown significantly, a number of the major ISPs that offer premium-priced services have recently experienced declines in their dial-up subscriber bases. We believe that the rate of segmentation of the Internet access market among premium-priced dial-up, value-priced dial-up and broadband services will depend upon a variety of factors, including (i) broadband providers' ability to maintain or further reduce pricing, bundle communications and content services and expand geographic coverage, (ii) future consumer demand for applications that require more bandwidth, such as video and audio downloads, which are not as quickly downloaded through dial-up services and (iii) consumer price sensitivity in a maturing Internet access market.

        We believe that continued consumer price sensitivity could result from the commoditization of Internet access as the market matures as well as from potential changes in the demographics of Internet users. We believe the majority of future growth in the number of U.S. consumer households accessing the Internet may be driven by an increase in lower-income households accessing the Internet, where penetration rates have historically been lowest. For these reasons, we believe that value-priced Internet services, like those we offer, are positioned to grow and increase their share of the U.S. Internet access market, at least in the near term.

        In 2003, a number of ISPs, including NetZero and Juno, began offering accelerated dial-up Internet access services. These services operate using a standard dial-up Internet connection and enable users to download certain Web pages faster than standard dial-up services. While these services are relatively new and their adoption rate is difficult to estimate, these services may be attractive to many consumers as an alternative to more expensive broadband offerings. However, these services do not provide certain of the benefits of broadband services, such as continuous connections and faster downloads of audio and video files, and result in some degradation of image quality. Several companies also offer software to accelerate a dial-up connection, regardless of the ISP. Pricing of these accelerated dial-up products and services varies among ISPs and software providers. Our accelerated services are currently priced at $14.95 per month, which includes our standard Internet access service. A number of ISPs, including AOL, MSN and EarthLink, recently began offering accelerated services as part of their premium-priced dial-up services at no additional monthly charge, which may result in pressure on us and other providers to reduce or eliminate the pricing of these accelerated services.

        We believe that the business of providing Internet access services is affected somewhat by seasonality. Internet usage generally is highest during the March quarter. Historically, we have experienced relatively more new subscriber sign-ups and increased usage in the winter months compared to the summer months.

Sources of Revenue

        We generate revenue from billable services and advertising and commerce transactions.

  Billable Services Revenues

        Billable services revenues were $167.6 million, or 90% of total revenues, for the six months ended December 31, 2003, compared to $109.3 million, or 88% of total revenues, for the six months ended December 31, 2002. Billable services revenues consist primarily of monthly fees charged to subscribers for Internet access and, to a lesser extent, fees charged to users for live telephone technical support and premium email.

        Our pay services have been offered under a number of pricing plans. Currently, our most common pricing plan for our standard dial-up Internet access service is $9.95 per month. We currently charge an additional $5.00 per month, or a total monthly charge of $14.95, for our accelerated dial-up access service. We generally charge our users $1.95 per minute for live telephone technical support. We currently charge $0.89 and $2.08 per month for our two premium email services, which are billed on an annual basis. In general, we charge our subscribers in advance of providing the service, which results in the deferral of billable services revenue to the period in which the services are provided. We have experimented with a variety of pricing plans both in connection with offers extended to some of our existing subscribers and through external marketing channels. We may continue testing a variety of pricing plans in the future to determine their impact on profitability, subscriber acquisition, conversion rates of free users to pay subscribers and subscriber retention rates. We intend to regularly evaluate the desirability and effectiveness of our pricing plans and may, in the future, make changes to these plans. We may also offer additional fee-based products and services, such as our recently launched premium email services, as well as a wide range of discounted metered plans and promotions, such as one or more free months of service or discounted rates for an initial or prepaid period.

  Advertising and Commerce Revenues

        Advertising and commerce revenues were $18.1 million, or 10% of total revenues, for the six months ended December 31, 2003, compared to $14.5 million, or 12% of total revenues, for the six months ended December 31, 2002. Our advertising and commerce revenues are generated from both our pay subscribers and free users.

        We are able to designate the initial Web site displayed to our users during an Internet access session. This Web site, or "start page," displays sponsored links to a variety of content, products and services, including Internet search. We also display a toolbar on users' screens throughout their online sessions that is always visible regardless of the particular Web site they visit. The toolbar contains Internet search functionality and a variety of buttons, icons and drop-down menus. On our free access services, the toolbar is larger than on our pay access services and also contains banner advertisements. We generate revenues from the start page and the toolbar by displaying, or users clicking on, banner, text-link and other advertisements that are linked to advertisers' and sponsors' Web sites, or by users utilizing functionality offerings such as Internet search services.

        We also generate advertising and commerce revenues by users clicking on, or by displaying, rich media advertisements in a small window on the computer screens of certain users while they make a dial-up Internet connection and immediately prior to terminating their connection; by delivering email messages on behalf of advertisers or by users clicking on such messages and being referred to sponsors' Web sites; by enabling customer registrations for partners; and by providing third parties with data analysis capabilities and other market research services, such as surveys and questionnaires.

Marketing and Subscription Acquisition

        Our marketing efforts are focused primarily on attracting pay access subscribers, building our brands and up selling existing free users and pay subscribers to new and additional pay services. These efforts include television, Internet, sponsorships, radio, print and outdoor advertising as well as a variety of distribution initiatives with partners including retailers, personal computer manufacturers and software providers as well as a significant portion of our own advertising inventory. Our marketing department consists of marketing management, media, creative services, Web development, strategic alliance and business development personnel. We produce a significant amount of our marketing materials in-house, using state-of-the-art design computers and graphics program techniques.

        In addition to our traditional marketing activities, we view our free access and email services as an effective component of our pay subscriber acquisition strategy. While we have not spent significant marketing resources on our free access and email services since the Merger and have experienced a decrease both in our active free user base and in the number of people signing up for free services, our free user base continues to be a significant source of new pay access subscribers. Our active free user base and the number of users who convert from our free services to our pay services may continue to decrease, particularly if we do not actively promote our free services or if we impose limitations on our free services in the future.

        We use a variety of marketing channels to promote our pay services. Prospective users can access the software necessary to run our access services by either downloading it from the Internet or by using a compact disc ("CD") to install it on their computers. Because the initial download of our software can typically be done in less than two minutes using a standard dial-up connection, we currently do not rely extensively on the costly practice of widespread distribution of CDs, which is a common practice of many of our major competitors. Our traditional marketing activities are designed to drive prospective pay access subscribers to either download our software from our main Web sites or to call and order our services, or a CD, by telephone.

        We have also entered into a variety of distribution relationships where third parties assist in the distribution of our software. Such arrangements generally include distribution of our Internet access software in conjunction with their services and download links to our services on their Web sites. In most cases we pay a per subscriber acquisition fee to these distributors. We intend to continue to evaluate and engage in a variety of distribution channels to enable us to make our services known and available to a large population of potential users.

Billing

        Most of our subscribers pay for our services in advance with a credit card, but subscribers may also pay for their services using electronic check payment, or "ACH", a personal check or money order or through their local telephone company. Subscribers who elect to pay with a personal check or money order are not provisioned until their payment is received and they are required to sign-up for one of our prepaid multi-month billing plans. Fees charged to users for live telephone technical support are generally billed to a credit card and are charged on a per-minute basis.

        We utilize a combination of third-party and internally developed software applications for customer billing. Customer billing is a complex process and our billing systems must efficiently interface with third-parties' systems, such as our credit card, ACH and telephone bill processors' systems. Our ability to accurately and efficiently bill and collect payment from our users is dependent on the successful operation of our billing systems and various third-party processors. In addition, our ability to offer new pay services or alternative payment plans is dependent on our ability to customize our billing system.

Customer Support and Retention

        Our customer support infrastructure consists of internal personnel, including employees at our facility in Hyderabad, India, although we rely primarily on a third party to whom we outsource selected support services, including telephone support. We offer a variety of online and offline "self-help" tools, including our offline "Quick Help" software that is loaded onto a user's computer when the access service is initially installed. This tool can be accessed without connecting to our access services and provides valuable troubleshooting for connection-related inquiries. Our Web site, automated email response system and self-help tools are all designed to provide comprehensive tutorials, advice, tips, step-by-step solutions and answers to many frequently asked questions. These self-help tools are also designed to assist users in updating and verifying billing information, downloading and operating our software and setting up their email accounts. In addition, we provide traditional email support where our personnel generally respond to users within a day of receiving an inquiry.

        We offer live telephone technical support billed on a per-minute basis and telephone billing support for free. We monitor the effectiveness of our user support functions and measure performance metrics such as average hold time and first call resolution and abandonment rates. Communications with users are logged and categorized to enable us to recognize and act on trends. An internal quality assurance team monitors the work of our vendors and provides feedback to improve their skills and establish consistency throughout our user support functions.

Technology

        Our services are provided through a combination of internally developed and third-party software, industry standard hardware and outsourced network services. We have developed software to enhance the functionality of certain components of our services, including user connectivity, billing, email, customer support and targeted advertising. We maintain data centers in multiple locations around the country with redundant systems to provide high levels of service availability and connectivity. We host the majority of our data center services in third-party co-location facilities and outsource all of our bandwidth and managed modem services. We have integrated many aspects of the NetZero, Juno and BlueLight Internet access services, which has enabled us to provide higher levels of service to our users while reducing per-user telecommunications and network operating costs.

        In order to utilize our access services, users are required to install our access client software onto their computers. This software allows us to manage and enhance connection quality, deliver important user messages and upgrade users with new features and functionality. We also use our client software to collect important data regarding the quality of dial-up connections so that we can quickly resolve network problems that may occur. The client software also contains our internally developed "autodialer" technology that presents users with a list of phone numbers for their area and helps to ensure users are connected to a cost-effective and reliable network. Our client software also enables us to deliver targeted advertising and collect other user data.

        One key feature of our access client software is the initial download size. We have developed an initial client application that typically downloads to the user's computer in less than two minutes over a standard dial-up connection. Once installed, a user can create an account with us and connect to the Internet. The remaining portion of our client software is, in certain cases, downloaded to the user's computer over time during future Internet sessions. Our access client software currently operates on the Windows 95, Windows 98, Windows 2000, Windows ME, Windows XP, Windows NT 4.x, Mac OS IX and X and Lindows operating systems. Our accelerator client software currently operates on each of these platforms with the exception of Mac OS IX and X and Lindows operating systems.

        Another major component of our technology is our server software, written primarily in Java and C++ software code, which consists of a group of software applications running on multiple servers that manage each user's account and online sessions. Our server software interacts with the access client software to send and receive information such as authentication data, phone lists, advertisements and usage data. Database servers store session information, user information and advertisement display and click data. Advertisement targeting servers manage the advertising inventory and determine which advertisements users will view and which will be downloaded to users' computers during their online sessions. Other major server software systems include our email server software, our accelerated dial-up services server software and our billing server software.

        We license a number of our software applications and components. Our billing system is based on a software application that is licensed from Portal Software, Inc. and our customer support system utilizes a software application that is licensed from Remedy, a BMC Software company. The majority of our database systems run on Oracle database applications and we use Oracle financial and human resources management software for internal administrative purposes. We license Sun Microsystem's Java technology for our client and server software applications. Our accelerated dial-up services use software technology components licensed from SlipStream Data Inc.

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

Competition

  Competition for Subscribers

        Competition for subscribers of Internet access and email services is intense. We compete with established online service and content providers such as AOL and MSN; independent national ISPs such as EarthLink; companies combining their resources to offer Internet services in conjunction with other services such as Yahoo! and SBC Internet Services, and AOL and Walmart.com; national communications companies and local exchange carriers such as AT&T WorldNet, Qwest Communications International, Inc. and Verizon; cable companies such as Comcast Corporation, Cox Communications, Inc., Charter Communications, Inc. and Adelphia Communications Corporation; local telephone companies; and regional and local commercial ISPs. We also compete against companies that offer services or products such as personal computers, bundled with, or as promotions for, Internet access services. We believe that the primary competitive factors determining success in the market for Internet access users include price, speed, a reputation for reliability of service, effective customer support, easy to use and reliable software, geographic coverage and scope of services. Other important factors include the timing and introduction of new products and services as well as general economic trends. While we believe that we compete favorably with respect to price and most of these factors, many of our competitors have an advantage over us with respect to specific factors, particularly technical support and scope of services.

        Our monthly pricing for our standard dial-up services is currently lower than the monthly pricing of the premium dial-up services of most of our major competitors. Certain significant competitors, however, are engaging in more aggressive pricing of their dial-up services either under their primary brands or alternative brands, such as AOL's CompuServe and Netscape brands and EarthLink's PeoplePC brand, and many of our competitors do not charge an additional monthly fee for their accelerated dial-up service. In particular, AOL recently began offering services priced at $9.95 per month under its Netscape Online brand that are designed to compete directly with our standard offering. A certain number of our new subscribers are subscribers switching from the AOL premium dial-up service and the CompuServe and Netscape services may, in addition to being additional competition in the value-priced market, adversely impact the number of subscribers switching from the AOL premium dial-up service to our services. In addition, our competitors are engaging in a number of aggressive pricing plans, such as one or more free months of service or extended periods of discounted pricing, which are less expensive than our current offerings. This increased competition may adversely impact our ability to maintain or grow our pay subscriber base, particularly for our accelerated dial-up services. We cannot assure you that some or all of our competitors will not further reduce their pricing on their primary or alternative brands or adopt other aggressive competitive strategies that may adversely impact our ability to compete effectively.

        A significant portion of our subscriber growth in 2003 was attributable to new subscribers to our accelerated access services. When we began offering this service in early 2003, many of our competitors either did not offer a similar service or charged substantially more than we charge for a similar service. Since that time, several competitors have either decreased their price for these services or have bundled these services into their premium services with no additional fee. Certain competitors have either begun marketing these services, or have indicated that they will market these services, as a feature of their value-priced services and these services may be offered at a price point similar to or lower than our offering. In addition, several of our competitors have recently increased their emphasis on marketing these services. Increased competition for subscribers to these services could adversely impact our ability to grow or maintain our accelerated access subscriber base, or could cause us to lower or eliminate our pricing for these services, which would adversely impact our results of operations. We cannot assure you that we will be able to continue to maintain or grow our accelerated subscriber base at current price levels, or at all.

        Most of our major competitors also offer significantly greater technical support and scope of services than we currently offer. Some competitors have made content a significant factor in their offerings, and we do not currently offer our own content. Our decision not to offer a broader variety of services may adversely impact our ability to compete. Our ability to compete effectively for new subscribers could be negatively impacted to the extent that our competitors develop additional features, functionality or services that we do not currently offer.

        In addition, many of our competitors have significantly greater brand recognition than we do and spend significantly more on marketing their services than we do. The success of our business model is predicated upon maintaining a marketing budget that is sufficient to grow our revenues while increasing profitability. As a result, we have not participated as extensively as our major competitors in a variety of large distribution channels, such as being pre-bundled on branded computers or being offered at retail outlets of many different major franchises, where the marketing costs have historically been higher than we have previously been willing to spend. To the extent our competitors spend significantly more than we do in these and other channels, or if we do not participate in channels that become the key channels for acquiring new subscribers or selling additional subscription services, we may be at a competitive disadvantage. If we choose to participate more widely in more costly distribution channels, our results of operations could be negatively impacted. If our marketing expenditures increase and are not successful in increasing our revenues by increasing our subscriber base or by selling additional services, our results of operations would be negatively impacted. Our competitors also routinely offer free trial periods, and if we choose to offer similar free trial periods on a significant scale, it may adversely impact our results of operations. In addition, there is no assurance that our marketing resources will be sufficient for us to continue to compete effectively with our major competitors.

        Some providers of broadband services have decreased pricing to attract new users, particularly for introductory periods or in connection with bundled services. The decline in the size of the dial-up market could accelerate significantly if broadband services become widely available at lower prices or if there is significant consumer adoption of broadband applications, such as online video and music downloads, which depend upon connections that provide significant bandwidth. In addition, several companies bundle broadband services with their cable or phone services, which may result in lower prices of the broadband service to the consumer. We currently offer a broadband service in Nashville and Indianapolis through Comcast Corporation's cable systems. The service, however, is not value-priced and we have had a minimal number of subscribers sign up for it. We currently do not plan to offer broadband services on a significant scale, which will adversely impact our ability to compete for new subscribers and to retain existing subscribers.

        We expect competition for subscribers to continue to intensify and cannot assure you that we will be able to compete successfully. Our inability to compete effectively could require us to make significant revisions to our strategies and business model and would likely result in increased costs, decreased revenues and the loss of subscribers, all of which could materially and adversely impact our business, financial condition, results of operations and cash flows.

  Competition for Advertising Customers

        We believe that the competitive factors determining success in the market for advertising customers include the size and demographic profile of a user base, the ability to access efficiently a large number of potential advertisers, the ability to target users based on a variety of criteria, pricing and geographic coverage. While we believe that we compete favorably with respect to many of these factors, several of our competitors have an advantage over us with respect to specific factors, particularly size of user base and the ability to access efficiently a large number of potential advertisers. We compete for revenues with major ISPs, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, and various other companies that facilitate Internet advertising. Many of these companies have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical and sales and marketing resources than we do. This may allow them to devote greater resources to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. Historically, competition and a slowing of the growth of online advertising have resulted in, and may continue to result in, reductions in the number of advertisers on our services, price reductions and reductions in advertising revenues. We also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets.

Privacy Policy

        We believe that issues relating to the privacy of Internet users and the use of personal information about these users are critically important as commercial uses of the Internet grow. We have adopted and disclosed to our users a detailed policy outlining the permissible uses of information about users and the extent to which such information may be shared with others. Our users must acknowledge and agree to this policy when registering to use our services. We do not sell or license to third parties any personally identifiable information of users unless they specifically authorize us to do so. However, we use information about our users to improve the quality of our services and the effectiveness of advertising by our advertising customers.

Employees

        As of December 31, 2003, we had 499 employees, 336 of which were located in the United States and 163 of which were located in Hyderabad, India. We had 284 employees in product development, including all employees located in our Hyderabad office, 87 employees in general and administrative, 69 employees in sales and marketing, and 59 employees in network operations. None of these employees are subject to a collective bargaining agreement, and we consider our relationships with employees to be good.

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

ITEM 2. PROPERTIES

        We currently maintain the following principal facilities:

Facilities	Location	Approximate Square Feet	Lease Expiration
Principal executive and corporate offices	Westlake Village, CA	49,000	2009
Operations and technology facility	New York, NY	23,000	2010
Operations and customer support facility	Westlake Village, CA	19,000	2006
Customer support and technology facility	Hyderabad, India	28,000	2005

        Our corporate headquarters are located in Westlake Village, California and we also maintain offices in San Francisco, California; New York, New York; and Hyderabad, India. We anticipate that we will require additional office space in the near term in order to expand our operations and as a result we intend to relocate our Westlake Village headquarters. We expect to incur significant lease termination fees and other facility exit costs, including increased depreciation expense related to certain furniture, fixtures and leasehold improvements primarily in the March 2004 and June 2004 quarters as a result of the relocation. In addition we will likely incur increased rent expense in future periods.

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

        On May 17, 2001, plaintiff Ann Louise Truschel filed an action in the Supreme Court of the State of New York for the County of New York against Juno on behalf of herself and all others similarly situated. Plaintiff alleges unjust enrichment, unfair and deceptive business practices and breach of contract. Specifically, plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (i) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (ii) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. Plaintiff is seeking damages, injunctive relief and attorneys' fees. The court has entered an order granting preliminary approval of a settlement agreement.

        On December 19, 2002, plaintiff William Kleen filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Juno on behalf of himself and all others similarly situated. Plaintiff alleges unjust enrichment, unfair and deceptive business practices and breach of contract. Specifically, plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (i) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (ii) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. Plaintiff is seeking damages, injunctive relief and attorneys' fees. The court has entered an order granting preliminary approval of a settlement agreement.

        On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba "Freewwweb," (the "Debtor"), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and Freewwweb. In response to the commencement of the adversary proceeding, Freewwweb and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno's conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno, and we have reserved $5.5 million in connection with this proceeding. On September 11, 2003, the court issued an order approving the Stipulation of Settlement. On September 12, 2003, the Debtor filed a Notice of Appeal of the order approving the Stipulation of Settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has been quoted on the Nasdaq National Market ("NASDAQ") under the symbol "UNTD" since September 26, 2001. Prior to that, NetZero common stock had been quoted on the NASDAQ under the symbol "NZRO" since September 23, 1999. The following table sets forth, for the quarters indicated, the high and low prices per share of our common stock since September 26, 2001 and NetZero common stock (adjusted to reflect the 0.20 shares of our common stock exchanged for each share of NetZero common stock in connection with the Merger) prior to September 26, 2001 as reported on the NASDAQ. Prices have been adjusted to reflect the 3-for-2 stock dividend that occurred on October 31, 2003:

	High	Low
Year Ended June 30, 2002
Quarter ended September 30, 2001	$3.07	$1.13
Quarter ended December 31, 2001	3.45	1.44
Quarter ended March 31, 2002	5.83	2.67
Quarter ended June 30, 2002	8.47	5.12
Year Ended June 30, 2003
Quarter ended September 30, 2002	9.19	4.75
Quarter ended December 31, 2002	11.69	6.01
Quarter ended March 31, 2003	12.77	8.47
Quarter ended June 30, 2003	18.57	11.41
Six Months Ended December 31, 2003
Quarter ended September 30, 2003	29.09	16.59
Quarter ended December 31, 2003	24.10	15.71
Period from January 1, 2004 through January 31, 2004	20.97	16.94

        On January 31, 2004, there were 870 holders of record of our common stock.

Dividends

        We have never declared or paid any cash dividends on our capital stock.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Transition Report on Form 10-K.

        On December 18, 2003, our Board of Directors approved a change in our fiscal year from June 30 to December 31. The following table presents the consolidated statements of operations data for the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003 and June 30, 2003 and 2002. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Transition Report on Form 10-K. The consolidated statements of operations data for the years ended June 30, 2000 and 1999 and the consolidated balance sheet data at June 30, 2001, 2000 and 1999 are derived from our audited consolidated financial statements that are not included in this Transition Report on Form 10-K.

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

        The following amounts are in thousands, except per share data:

	Six Months Ended December 31, 2003	Year Ended June 30,
		2003	2002	2001	2000	1999
Consolidated Statements of Operations Data:
Total revenues	$185,738	$277,295	$167,515	$57,217	$55,506	$4,634
Operating income (loss)	$32,639	$21,721	$(53,946)	$(215,087)	$(98,099)	$(15,415)
Net income (loss)	$33,327	$27,792	$(47,810)	$(205,756)	$(91,286)	$(15,300)
Net income (loss) per share—basic	$0.52	$0.45	$(0.90)	$(6.03)	$(4.11)	$(4.73)
Net income (loss) per share—diluted	$0.48	$0.41	$(0.90)	$(6.03)	$(4.11)	$(4.73)
		June 30,
	December 31, 2003
		2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Total assets	$307,879	$280,676	$233,593	$183,863	$325,958	$47,501
Capital leases and notes payable, non-current	$—	$—	$—	$3,314	$10,278	$3,527
Redeemable convertible preferred stock	$—	$—	$—	$—	$—	$2,140

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are the nation's leading provider of value-priced Internet access services. Our access services, currently offered through the NetZero, Juno and BlueLight Internet brands, are available in more than 6,500 cities across the United States and Canada. In addition, we offer marketers numerous online advertising products as well as online market research. At December 31, 2003, we had approximately 2.9 million subscribers to our pay services and approximately 5.3 million active users, including pay subscribers. "Active" users include all pay subscribers, including subscribers to our premium email services, and those free users who have logged onto our services during the preceding 31-day period.

        Juno started offering pay access services in 1998, and NetZero began offering pay access services in January 2001. The NetZero and Juno pay access services differ from their respective free access services in that the hourly and certain other limitations set for the free services do not apply. In addition, the free access services incorporate a number of advertising initiatives, including a persistent on-screen advertising banner, which are not included on the pay access services. We do not currently offer free access services under the BlueLight Internet brand. Our standard pay access services are offered through various pricing plans, generally $9.95 per month. We also offer "accelerated" dial-up access services for an additional $5.00 per month, or a total monthly charge of $14.95. Our accelerated dial-up services utilize compression, caching and other technologies that reduce the time for certain Web pages to download to users' computers when compared to our standard dial-up access services. At December 31, 2003, subscribers to our accelerated dial-up services comprised approximately 22% of our total pay subscriber base. Recently, NetZero and Juno began offering two premium email services with expanded features and storage capabilities for $9.95 or $24.95 per year.

        United Online commenced operations in September 2001, following the merger of NetZero and Juno into two of its wholly-owned subsidiaries (the "Merger"). The Merger was accounted for under the purchase method of accounting for business combinations as an acquisition of Juno by NetZero, which is considered the predecessor company to United Online.

Results of Operations

        The following table sets forth (in thousands, except percentages), for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with Liquidity and Capital Resources, Critical Accounting Policies and Financial Commitments included in this Item 7 as well as the consolidated financial statements and notes thereto included elsewhere in this Transition Report on Form 10-K. The results reflect only the results of operations of NetZero and its subsidiaries prior to September 25, 2001, as predecessor to United Online. The results reflect the financial impact of the Merger subsequent to September 25, 2001 and the acquisition of the Internet access assets of BlueLight subsequent to November 4, 2002. For additional information related to our acquisitions, see Note 2 to our consolidated financial statements contained elsewhere in this report.

	Six Months Ended December 31,				Year Ended June 30,
	2003	% of Revenue	2002	% of Revenue	2003	% of Revenue	2002	% of Revenue	2001	% of Revenue
			(unaudited)
Statements of Operations Data:
Revenues:
Billable services	$167,639	90%	$109,343	88%	$247,790	89%	$141,005	84%	$6,662	12%
Advertising and commerce	18,099	10	14,525	12	29,505	11	26,510	16	50,555	88

Total revenues	185,738	100	123,868	100	277,295	100	167,515	100	57,217	100

Operating expenses:
Cost of billable services	46,182	25	42,690	34	89,293	32	74,227	44	8,944	16
Cost of free services	3,953	2	6,897	6	12,603	5	33,129	20	79,416	139
Sales and marketing	70,526	38	36,530	30	86,623	31	40,220	24	62,176	109
Product development	10,488	6	11,661	9	23,054	8	24,779	15	27,534	48
General and administrative	14,022	7	12,740	10	27,805	10	30,722	18	28,775	50
Amortization of goodwill and intangible assets	7,928	4	8,483	7	16,411	6	14,156	8	16,837	29
Restructuring charges	—	—	—	—	(215)	—	4,228	3	—	—
Impairment of goodwill and intangible assets	—	—	—	—	—	—	—	—	48,622	85

Total operating expenses	153,099	82	119,001	96	255,574	92	221,461	132	272,304	476

Operating income (loss)	32,639	18	4,867	4	21,721	8	(53,946)	(32)	(215,087)	(376)
Interest income, net	2,407	1	2,061	2	4,290	1	5,070	2	9,331	16
Other income, net	—	—	—	—	—	—	1,066	1	—	—

Income (loss) before income taxes	35,046	19	6,928	6	26,011	9	(47,810)	(29)	(205,756)	(360)
Provision (benefit) for income taxes	1,719	1	692	1	(1,781)	(1)	—	—	—	—

Net income (loss)	$33,327	18%	$6,236	5%	$27,792	10%	$(47,810)	(29)%	$(205,756)	(360)%

Six Months Ended December 31, 2003 Compared to
the Six Months Ended December 31, 2002 (unaudited)

Revenues

  Billable Services Revenues

        Billable services revenues consist primarily of monthly fees charged to users for dial-up Internet access services and, to a lesser extent, fees charged to users for live telephone technical support and premium email services. Our pay Internet access services have been offered under a number of pricing plans, generally ranging from $1.95 to $29.95 per month. Currently, our most common pricing plan for our standard dial-up Internet access service is $9.95 per month. We currently charge an additional $5.00 per month, or a total monthly charge of $14.95, for our accelerated dial-up services. We generally charge our users $1.95 per minute for live telephone technical support. We currently charge $0.89 or $2.08 per month for our two premium email services, which are billed on an annual basis.

        Our pay services revenues are primarily dependent on two factors: the average number of pay subscribers for a period and the average monthly revenue per pay subscriber for a period. The average number of pay subscribers is a simple average calculated based on the number of pay subscribers at the beginning and end of a period. Average monthly revenue per pay subscriber is calculated by dividing billable services revenues for a period by the average number of pay subscribers for that period. Average monthly revenue per pay subscriber may fluctuate from period to period as a result of a variety of factors including the introduction of new pay services, such as our accelerated dial-up and premium email services, and the penetration of these types of add-on services as a percentage of total subscribers; the timing of pay subscribers joining and leaving our services during a period; the use of discounted pricing plans; the use of promotions such as a free month of service; increases or decreases in the price of our services; and changes in the mix of pay subscribers and their related pricing plans.

        Billable services revenues increased by $58.3 million, or 53%, to $167.6 million for the six months ended December 31, 2003, compared to $109.3 million for the six months ended December 31, 2002. The increase was due to an increase in our average number of pay subscribers and an increase in our average monthly revenue per pay subscriber. Our average number of pay subscribers was approximately 2,720,000 during the six months ended December 31, 2003, compared to approximately 1,942,000 for the six months ended December 31, 2002. The increase in our average number of pay subscribers resulted from a number of factors including increased marketing and promotion of our pay services, the acquisition of approximately 174,000 pay subscribers from BlueLight in November 2002 and a significant number of our free users upgrading to our pay access services. Average monthly revenue per pay subscriber was $10.27 for the six months ended December 31, 2003, compared to $9.39 for the six months ended December 31, 2002. The increase in average monthly revenue per pay subscriber was due to an increase in the number of access subscribers purchasing our accelerated dial-up services, which were introduced in March 2003 and are currently offered for an additional $5.00 per month, or a total monthly charge of $14.95, compared to $9.95 per month for our standard dial-up services. In addition, the average monthly revenue per pay subscriber for the six months ended December 31, 2002 was negatively impacted by the acquisition of approximately 174,000 pay subscribers from BlueLight at the end of November 2002. At December 31, 2003, subscribers to our accelerated dial-up services comprised approximately 22% of our total pay subscriber base. We anticipate that our average monthly revenue per pay subscriber will increase in the near term due to an increased percentage of subscribers to our accelerated dial-up services. However, sales of lower priced add-on services, such as our new premium email services, to non-access subscribers could cause our average monthly revenue per pay subscriber to decrease.

        Our total pay subscriber base increased by 345,000 subscribers during the six months ended December 31, 2003. We anticipate that our pay subscriber base will continue to increase in the near term. However, future increases in our pay subscriber base will be dependent on a number of factors including the number of free users upgrading to pay services, changes in our marketing and related distribution channels, the number of pay subscribers who cancel their accounts or have their accounts terminated, increases or decreases in our marketing expenditures, the effectiveness of our marketing activities, the introduction of new types of add-on pay services such as our recently launched premium email service, the impact of competition and the impact of acquisitions, if any.

  Advertising and Commerce Revenues

        Our advertising and commerce revenues consist of fees from our Internet search partners that are generated as a result of our users utilizing our partners' Internet search services, fees generated by our users viewing and clicking on third-party Web site advertisements and fees from referring our users to, and our users making purchases on, sponsors' Web sites. We also generate revenues from providing third parties with data analysis capabilities and traditional market research services, such as surveys and questionnaires. Our advertising and commerce revenues are generated from both our pay subscribers and free users. Factors impacting our advertising and commerce revenues include changes in orders from significant customers, the state of the online search and advertising markets, increases or decreases in our active user base, limitations on our free services and increases or decreases in advertising inventory available for sale. In the past, we have imposed limitations on our free services that have adversely impacted our volume of advertising inventory.

        Advertising and commerce revenues increased by $3.6 million, or 25%, to $18.1 million for the six months ended December 31, 2003, compared to $14.5 million for the six months ended December 31, 2002. The increase was primarily due to higher advertising revenues generated from our advertising agreement with General Motors Corporation ("GM") and an increase in fees derived from our Internet search partners. We derived approximately 44% of our advertising and commerce revenues for the six months ended December 31, 2003 from GM, compared to approximately 36% for the six months ended December 31, 2002. The increase in advertising revenues from GM was partially a result of a $1.5 million performance bonus earned during the September 2003 quarter. We derived approximately 21% and 19% of our advertising and commerce revenues, respectively, for the six months ended December 31, 2003 and 2002 from Internet search fees primarily provided through our search agreement with Overture Services, Inc. ("Overture"). In November 2003, we amended our agreement with Overture, which included among other items an extension of the term through March 2007. As a result of the amended search agreement with Overture, we currently anticipate that our advertising and commerce revenues derived from Internet search fees will increase.

        Our agreement with GM expired in December 2003 and was not renewed. The GM agreement has not been replaced by a similar arrangement, although we do anticipate higher search revenues from our agreement with Overture. As a result of the expiration of our GM agreement, we may experience a decrease in advertising and commerce revenues commencing in the March 2004 quarter from the levels achieved in the September 2003 and December 2003 quarters.

Cost of Billable Services

        Cost of billable services includes direct costs of billable services and costs that have been allocated to billable services based on the aggregate hourly usage of our pay access subscribers as a percentage of total hours used by our active users. Direct costs consist of costs related to providing technical support, customer billing and billing support to our pay subscribers. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our network and data centers, and depreciation of network computers and equipment.

        Cost of billable services increased by $3.5 million, or 8%, to $46.2 million for the six months ended December 31, 2003, compared to $42.7 million for the six months ended December 31, 2002. The increase is due to a $2.1 million increase in customer support and billing-related costs, a $1.3 million increase in telecommunications costs and a $0.7 million increase in network personnel and overhead-related costs allocated to billable services. These costs were partially offset by a $0.6 million decrease in network depreciation allocated to billable services. Telecommunications costs increased as a result of an increase in the average number of pay access subscribers, which was partially offset by a 23% decrease in average hourly telecommunications costs and, to a lesser extent, a decrease in the average hourly usage per pay access subscriber. Our average hourly telecommunications costs decreased as a result of better port utilization, improvements made in allocating our telecommunications usage to our lower cost vendors and lower telecommunications prices. Telecommunications hours allocated to our pay access subscriber base increased to approximately 90% of total telecommunications hours purchased during the six months ended December 31, 2003, compared to approximately 84% during the six months ended December 31, 2002. Network personnel and overhead-related costs allocated to billable services increased due to the increase in telecommunications hours utilized by pay access subscribers as a percentage of total telecommunications hours purchased. Customer support and billing-related costs increased as a result of the increase in the average number of pay access subscribers. Depreciation expense allocated to billable services has decreased due to network assets placed in service in prior years becoming fully depreciated and significantly lower levels of capital expenditures in recent years versus prior years.

        Cost of billable services as a percentage of billable services revenues was 27.5% in the six months ended December 31, 2003, compared to 39.0% in the six months ended December 31, 2002. This decrease resulted from an increase in average monthly revenue per pay access subscriber due to significant adoption of our accelerated dial-up services; a decrease in average hourly telecommunications costs per pay access subscriber; decreased customer billing and support costs per pay access subscriber as a result of better pricing obtained from our primary customer support vendor; decreased depreciation expense; and a slight decrease in average hourly usage per pay access subscriber.

        Changes in our average monthly revenue per pay subscriber and, as a result, our cost of billable services as a percentage of billable services revenues, will be highly dependent on our mix of pay subscribers, particularly the number of accelerated dial-up subscribers. Our costs to service an accelerated dial-up subscriber as compared to our costs to service a subscriber of our standard dial-up services are, on average, lower as a percentage of revenues derived from such services. As such, if we are not successful in continuing to increase our percentage of accelerated dial-up subscribers, or if due to competitive or other factors we decrease our pricing for accelerated dial-up services, it is likely that our cost of billable services as a percentage of billable services revenues would be adversely impacted. While our average hourly telecommunications costs decreased, we may experience increased average hourly telecommunications costs in future periods, particularly if we expand our service coverage to additional geographic areas where telecommunications costs are higher. Additionally, while the average hourly usage of our pay access subscribers decreased in the six months ended December 31, 2003 compared to the six months ended December 31, 2002, we may experience increased average hourly usage in future periods. Continued growth in the number of accelerated dial-up subscribers may result in increased average hourly usage in the future since these subscribers have higher average monthly usage compared to our standard dial-up access subscribers.

Cost of Free Services

        Cost of free services includes direct costs incurred in providing certain technical and customer support services to our free access users as well as costs that have been allocated to free services based on the aggregate hourly usage of our free access users as a percentage of total hours used by our active access users. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our network and data centers, and depreciation of network computers and equipment.

        Cost of free services decreased by $2.9 million, or 43%, to $4.0 million for the six months ended December 31, 2003, compared to $6.9 million for the six months ended December 31, 2002. The decrease was due to a $2.4 million decrease in telecommunications costs, a $0.3 million decrease in network depreciation allocated to free services, a $0.1 million decrease in customer support costs allocated to free services and a $0.1 million decrease in network personnel and overhead-related costs allocated to cost of free services. The decrease in telecommunications costs is a result of a decrease in average hourly telecommunications costs, a decrease in the number of active free access users and a decrease in the average hourly usage of our free access users. Our active free access user base consisted of approximately 2.4 million users at December 31, 2003, compared to approximately 2.8 million users at December 31, 2002. This decrease in active free access users has resulted primarily from active free access users upgrading to our pay services and fewer new users signing up for our free access services. Depreciation expense allocated to free access services has decreased due to assets placed in service in prior years becoming fully depreciated, significantly lower levels of capital expenditures in recent years versus prior years and a decrease in free access users as a percentage of total active access users. Telecommunications hours allocated to our free access user base decreased to approximately 10% of total telecommunications hours purchased during the six months ended December 31, 2003, compared to approximately 16% during the six months ended December 31, 2002.

Sales and Marketing

        Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new pay subscribers, personnel-related expenses for sales and marketing personnel and telemarketing costs incurred to acquire and retain pay subscribers and up sell pay subscribers to add-on services, such as our accelerated dial-up and premium email services. We have expended significant amounts on sales and marketing, including national branding campaigns comprised of television, Internet, sponsorships, radio, print and outdoor advertising. Marketing and advertising costs to promote our products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs.

        Sales and marketing expenses increased by $34.0 million, or 93%, to $70.5 million for the six months ended December 31, 2003, compared to $36.5 million for the six months ended December 31, 2002. The increase is primarily attributable to a $29.9 million increase in marketing and promotion costs as a result of an expansion in marketing activities that focus on increasing our pay subscriber base, promoting our accelerated dial-up services and building our brands. Additionally, sales and marketing expenses increased as a result of a $4.4 million increase in telemarketing expenses related to customer acquisition, retention and up sell activities. The increases were partially offset by a $0.2 million decrease in overhead-related costs. We expect to continue to increase our marketing expenditures in the near term by expanding our traditional advertising efforts and our distribution channels, which may result in increased fees paid to distribution partners to acquire new pay subscribers.

        In August 2003, we entered into a three-year agreement with Best Buy Co, Inc. to distribute the NetZero and Juno pay access services in Best Buy's channels beginning in October 2003. We are required to pay Best Buy a fee for each pay access subscriber we acquire through Best Buy's channels. If we acquire a significant number of pay access subscribers through Best Buy, this agreement could account for a substantial percentage of our marketing expenses in future periods.

        Our marketing expenditures and the allocation of our marketing resources among our various services may vary significantly from quarter to quarter. In the near term, we anticipate allocating a significant portion of our expenditures to our accelerated access services, which may result in a lower number of new pay subscribers signing up for our services. Other than the Best Buy agreement and certain upfront television commitments, many of our marketing commitments are short term in nature and we may choose to increase or decrease our marketing expenditures in future periods depending on a number of factors including the effectiveness of our marketing activities, changes in the number of pay subscribers, and the impact of such activities on our results of operations. Any future decreases in our marketing expenditures would likely impact our ability to increase our pay subscriber base. While we intend to increase our marketing expenditures, there is no assurance that we will continue to do so or that increased marketing expenditures will be successful in growing or maintaining our pay subscriber base.

Product Development

        Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel-related expenses for the software engineering department and the costs associated with operating our facility in India. Costs incurred by us to develop, enhance, manage, monitor and operate our services are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software, which are capitalized and depreciated over their estimated useful lives, generally three years or less.

        Product development expenses decreased by $1.2 million, or 10%, to $10.5 million for the six months ended December 31, 2003, compared to $11.7 million for the six months ended December 31, 2002. The decrease was primarily the result of a $2.1 million decrease in depreciation, partially offset by a $0.7 million increase in personnel-related expenses as a result of increased headcount and compensation costs and a $0.2 million increase in overhead-related costs. Depreciation expense allocated to product development decreased as a result of assets placed in service in prior years becoming fully depreciated and significantly lower levels of capital expenditures in recent years versus prior years. We intend to increase headcount in our software engineering department and at our facility in India in the near term, and as a result, we expect to incur higher compensation costs in future periods related to product development.

General and Administrative

        General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources and internal customer support personnel. In addition, general and administrative expenses include fees for professional legal and accounting services, non-income taxes, insurance, and occupancy and other overhead-related costs, as well as the expenses incurred and credits received as a result of certain legal settlements.

        General and administrative expenses increased by $1.3 million, or 10%, to $14.0 million for the six months ended December 31, 2003, compared to $12.7 million for the six months ended December 31, 2002. The increase in general and administrative expenses was primarily the result of a $1.2 million increase in personnel-related expenses as a result of higher compensation costs, a $0.5 million increase in consulting and professional services and a $0.3 million net increase in legal settlement expenses, including the recognition of a $0.7 million credit as a result of a one-time favorable settlement of a contractual dispute in the September 2002 quarter. These increases were partially offset by a $0.6 million decrease in overhead-related costs.

        We anticipate that we will require additional office space in the near term in order to expand our operations and as a result we intend to relocate our Westlake Village headquarters. We expect to incur significant lease termination fees and other facility exit-related costs including increased depreciation expense related to certain furniture, fixtures and leasehold improvements primarily in the March 2004 and June 2004 quarters as a result of the relocation. In addition, we will likely incur increased rent expense in future periods.

Amortization of Intangible Assets

        Amortization of intangible assets includes amortization of acquired pay subscribers and free users, purchased technologies and other identifiable intangible assets. At December 31, 2003, we had approximately $30.7 million in net identifiable intangible assets primarily resulting from the Merger and the acquisition of the Internet access assets of BlueLight. At December 31, 2003, we had approximately $9.5 million in goodwill resulting from the Merger. In accordance with the provisions set forth in Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill acquired in connection with the Merger is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount.

        Amortization of intangible assets decreased by $0.6 million, or 7%, to $7.9 million for the six months ended December 31, 2003, compared to $8.5 million for the six months ended December 31, 2002 primarily as a result of certain acquired intangible assets from the Merger being fully amortized at September 30, 2002, partially offset by an increase in amortization expense incurred in connection with the intangible assets acquired from BlueLight in November 2002.

        During the six months ended December 31, 2003, based upon our assessment of all available evidence, we released a portion of our deferred tax asset valuation allowance. The release of valuation allowance during the period ended December 31, 2003 in part related to the realization of a benefit for certain acquired deferred tax assets, which resulted in a decrease in a portion of goodwill recorded in connection with the Merger. To the extent we continue to meet our financial projections and continue to improve our results of operations, or if circumstances otherwise change, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the near term. Any further release of our valuation allowance will result in a reduction of any remaining goodwill and intangible assets related to the Merger to the extent the valuation allowance relates to any acquired deferred tax assets. Future amortization expense would decrease substantially to the extent any future release of the valuation allowance reduces the intangible assets acquired in connection with the Merger.

Interest Income, Net

        Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of interest expense on capital leases and the amortization of premiums on certain of our short-term investments.

        Interest income, net increased by $0.3 million, or 17%, to $2.4 million for the six months ended December 31, 2003, compared to $2.1 million for the six months ended December 31, 2002. The increase in interest income, net is due to higher average cash, cash equivalent and short-term investment balances and reduced interest expense as a result of the repayment of capital lease obligations.

Provision for Income Taxes

        Our deferred tax assets, net of valuation allowance, at December 31, 2003 of $26.4 million represent the expected utilization of net deferred tax assets through the period ended December 31, 2005. At December 31, 2002 our deferred tax assets were fully offset by valuation allowance based upon our assessment of all available evidence.

        Consistent with prior periods, in determining the need for a valuation allowance at December 31, 2003, we reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, Accounting for Income Taxes, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code (the "Code")

Section 382, future income projections and potential tax-planning strategies. Based upon our assessment of all available evidence, we concluded that, with the exception of the net deferred tax assets that are expected to be utilized through December 31, 2005, it is not more likely than not that the remaining deferred tax assets will be realized. This conclusion is based primarily on our history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, our annual net operating loss limitations under Section 382 of the Code and the need to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If we continue to meet our financial projections and improve our results of operations, or if circumstances otherwise change, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the near term. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Additionally, any such release may result in the further reduction of goodwill and intangible assets acquired in connection with the Merger. Of the $87.2 million of valuation allowance recorded at December 31, 2003, approximately $31.9 million is attributable to the deferred tax assets acquired in connection with the Merger.

        For the six months ended December 31, 2003, we recorded a tax provision of $1.7 million on pre-tax income of $35.0 million, resulting in an effective tax rate of 4.9%. The effective tax rate differs from the statutory tax rate primarily due to the release of valuation allowance attributable to the expected utilization of net operating loss and tax credit carryforwards in the years ending December 31, 2004 and 2005, offset by current California state income tax. In September 2002, the State of California enacted legislation that suspend the utilization of net operating loss carryforwards to offset current taxable income for a two-year period beginning in the year ended June 30, 2003. As a result, we recorded a California state income tax provision for the period.

        For the six months ended December 31, 2002, we recorded a tax provision of $0.7 million on pre-tax income of $6.9 million, which resulted in an effective tax rate of approximately 10%. The effective tax rate differs from the statutory tax rate primarily due to the actual utilization of federal net operating loss carryforwards during the period, the benefit of which had not been previously recognized, offset by current California state income tax due to the legislation enacted in September 2002. At December 31, 2002, based upon our assessment of all available evidence, we determined that it was not more likely than not that we would realize the benefit of our remaining net deferred tax assets.

        At December 31, 2003, we had net operating loss and tax credit carryforwards for federal and state income tax purposes of approximately $272 million and $324 million, respectively, which begin to expire in 2018 and 2005, respectively. These carryforwards have been adjusted to reflect the limitations under Section 382 of the Code resulting from the Merger.

Year Ended June 30, 2003 Compared to
the Year Ended June 30, 2002

Revenues

  Billable Services Revenues

        Billable services revenues increased by $106.8 million, or 76%, to $247.8 million for the year ended June 30, 2003, compared to $141.0 million for the year ended June 30, 2002. The increase was due to an increase in our average number of pay subscribers, which was partially offset by a decrease in our average monthly revenue per pay subscriber. Our average number of pay subscribers was approximately 2,127,000 during the year ended June 30, 2003, compared to approximately 959,000 during the year ended June 30, 2002. The increase in our average number of pay subscribers resulted from a number of factors, including the Merger in September 2001, which increased our pay subscriber base by over 875,000 users, a significant number of our free users upgrading to pay services, increased marketing of our pay services and the acquisition of approximately 174,000 pay subscribers from BlueLight in November 2002. Average monthly revenue per pay subscriber was $9.71 for the year ended June 30, 2003, compared to $12.26 for the year ended June 30, 2002. Average monthly revenue per pay subscriber was abnormally high in the year ended June 30, 2002 as a result of the timing of the Merger.

  Advertising and Commerce Revenues

        Advertising and commerce revenues increased by $3.0 million, or 11%, to $29.5 million for the year ended June 30, 2003, compared to $26.5 million for the year ended June 30, 2002. The increase was primarily due to higher advertising revenues generated from our advertising agreement with GM and a significant increase in revenues from fees derived from our Internet search partners. We derived approximately 37% of our advertising and commerce revenues for the year ended June 30, 2003 from GM, compared to approximately 34% for the year ended June 30, 2002. Additionally, we derived approximately 20% of our advertising and commerce revenues for the year ended June 30, 2003 from Internet search fees primarily provided through our agreement with Overture, compared to approximately 9% for the year ended June 30, 2002. The increased revenues from GM and Overture were partially offset by a decrease in advertising inventory available for sale as a result of a decrease in our active free user base and the use of available inventory for the promotion of our pay services to our free users.

Cost of Billable Services

        Cost of billable services increased by $15.1 million, or 20%, to $89.3 million for the year ended June 30, 2003, compared to $74.2 million for the year ended June 30, 2002. The increase was due to a $12.1 million increase in telecommunications costs, a $3.1 million net increase in network personnel and overhead-related costs allocated to billable services and a $1.7 million increase in customer support and billing-related costs. These costs were partially offset by a $2.0 million decrease in network depreciation allocated to billable services. Telecommunications costs increased as a result of an increase in the number of pay subscribers and an increase in the average usage per pay subscriber. The increase in telecommunications hours utilized was partially offset by a 25% decrease in average hourly telecommunications costs, which decreased due to improvements in modem port utilization, consolidation of our network data centers and better pricing obtained from our managed modem vendors. Telecommunication hours allocated to our pay subscriber base increased to approximately 85% of total telecommunications hours purchased during the year ended June 30, 2003, compared to approximately 63% during the year ended June 30, 2002. Network personnel and overhead-related costs allocated to billable services increased due to the increase in telecommunications hours utilized by pay subscribers as a percentage of total telecommunications hours purchased. Customer support and billing-related costs increased as a result of the increase in the number of pay subscribers. Depreciation expense allocated to billable services decreased due to assets placed in service in prior years becoming fully depreciated and significantly lower levels of capital expenditure in recent years versus prior years.

        Cost of billable services as a percentage of billable services revenues was 36% in the year ended June 30, 2003, compared to 53% in the year ended June 30, 2002. Cost of billable services as a percentage of billable services revenues decreased as a result of decreased hourly telecommunications costs, decreased customer billing and support costs per pay subscriber and decreased depreciation expense, which were partially offset by an increase in average hourly usage per pay subscriber. Customer billing and support costs per pay subscriber decreased as a result of cost savings gained through the consolidation of NetZero's and Juno's customer billing and support functions, which resulted in better pricing from our primary customer support vendor as a result of increased call volumes.

Cost of Free Services

        Cost of free services decreased by $20.5 million, or 62%, to $12.6 million for the year ended June 30, 2003, compared to $33.1 million for the year ended June 30, 2002. The decrease was due to a $16.6 million decrease in telecommunications costs, a $3.0 million decrease in network depreciation allocated to free services and a $0.9 million net decrease in network personnel and overhead-related costs allocated to free services. The decrease in telecommunications costs was a result of a decrease in average hourly telecommunications costs, a decrease in the number of active free users and a decrease in the average hourly usage of our free users, which resulted from hourly limitations imposed on our free services. Our active free user base consisted of approximately 2.6 million users at June 30, 2003, compared to approximately 3.1 million users at June 30, 2002. This decrease primarily resulted from free users upgrading to our pay services and fewer new users signing up for our free services as a result of usage and geographical limitations imposed on our free services in the year ended June 30, 2002 and a reduced emphasis on marketing our free services. Depreciation expense allocated to free services has decreased due to assets placed in service in prior years becoming fully depreciated, significantly lower levels of capital expenditures in recent years versus prior years and a decrease in free users as a percentage of total free users and pay subscribers. Telecommunication hours allocated to our free user base decreased to approximately 15% of total telecommunications hours purchased during the year ended June 30, 2003, compared to approximately 37% during the year ended June 30, 2002.

Sales and Marketing

        Sales and marketing expenses increased by $46.4 million, or 115%, to $86.6 million for the year ended June 30, 2003, compared to $40.2 million for the year ended June 30, 2002. The increase was attributable to a $42.3 million increase in marketing and promotion costs. The increase in marketing and promotion costs was a result of the utilization of expanded marketing initiatives that focus on increasing our pay subscriber base and building our brands. Additionally, sales and marketing expenses increased as a result of a $4.8 million increase in telemarketing expenses related to customer acquisition and retention activities and a $0.5 million increase in personnel and overhead-related expenses due to increased headcount and compensation costs in our sales and marketing department. These increases were partially offset by a $0.7 million decrease in costs directly associated with our former RocketCash subsidiary, which was sold in August 2001, and a $0.5 million decrease in stock-based charges.

Product Development

        Product development expenses decreased by $1.7 million, or 7%, to $23.1 million for the year ended June 30, 2003, compared to $24.8 million for the year ended June 30, 2002. The decrease was due to a $1.8 million decrease in stock-based charges, a $1.6 million decrease in depreciation expense and a $1.1 million decrease in costs directly associated with our former RocketCash and Simpli subsidiaries, which were sold during the year ended June 30, 2002. Stock-based charges allocated to product development decreased as a result of the sale of our Simpli subsidiary and the accelerated vesting of certain previously issued stock options and restricted stock awards. Depreciation expense allocated to product development decreased as a result of assets placed in service in prior years becoming fully depreciated and significantly lower levels of capital expenditures in recent years versus prior years. These decreases were partially offset by a $2.7 million net increase in personnel and overhead-related expenses primarily as a result of increased headcount and compensation costs.

General and Administrative

        General and administrative expenses decreased by $2.9 million, or 9%, to $27.8 million for the year ended June 30, 2003, compared to $30.7 million for the year ended June 30, 2002. The decrease in general and administrative expenses was primarily the result of a $3.9 million decrease in stock-based charges as a result of the accelerated vesting of certain previously issued stock options and restricted stock awards in the year ended June 30, 2002, a $0.9 million decrease in costs directly associated with our former RocketCash and Simpli subsidiaries, a $0.9 million decrease in occupancy-related costs and a $0.7 million credit as a result of a favorable settlement of a contractual dispute. These decreases were partially offset by a $1.6 million increase in legal settlement related costs, a $1.2 million increase in personnel-related expenses as a result of higher compensation costs and a $0.8 million increase in insurance costs.

Amortization of Intangible Assets

        Amortization of intangible assets increased by $2.3 million, or 16%, to $16.4 million for the year ended June 30, 2003, compared to $14.2 million for the year ended June 30, 2002 primarily as a result of the additional amortization expense incurred in connection with the intangible assets acquired from BlueLight in November 2002.

Restructuring Charges

        Restructuring charges consist of employee severance costs, contract termination fees, lease exit costs and the write off of leasehold improvements associated with terminated leases.

        During the year ended June 30, 2003, we recorded a $0.2 million credit to restructuring charges as a result of contract termination fees expensed in earlier periods that were in excess of final negotiated amounts. During the year ended June 30, 2002, we recorded $4.2 million of restructuring charges, which consisted of $0.8 million in employee termination benefits, $0.5 million for early contract termination fees and $2.9 million in lease exit costs, which includes a charge of approximately $1.4 million to write off leasehold improvements associated with our former offices in New York and Rhode Island.

        In an effort to streamline our operations in response to changing market conditions, we reduced our workforce by 101 employees during the year ended June 30, 2002. Of the 101 employees terminated, 43 were in sales and marketing, 26 were in general and administrative, 23 were in product development, 6 were at RocketCash and 3 were in network operations. In addition, we closed regional offices in San Francisco, California and Providence, Rhode Island and combined our New York offices into one facility.

        At June 30, 2003, all amounts recorded in prior years for restructuring charges were paid, and we do not anticipate any additional restructuring charges in the near term.

Interest Income, Net

        Interest income, net decreased by $0.8 million, or 15%, to $4.3 million for the year ended June 30, 2003, compared to $5.0 million for the year ended June 30, 2002. The decrease in interest income was due to lower interest rates, partially offset by increased interest income due to higher average cash, cash equivalent and short-term investment balances, and reduced interest expense as a result of a decrease in capital lease and notes payable balances.

Other Income, Net

        Other income, net for the year ended June 30, 2002 was $1.1 million. In August 2001, we sold substantially all of the assets of RocketCash and recognized a gain of approximately $1.0 million.

Provision for Income Taxes

        Our net deferred tax assets at June 30, 2003 and 2002 consisted primarily of federal and state net operating loss and tax credit carryforwards. At June 30, 2002, our net deferred tax assets of $110.4 million were fully offset by a valuation allowance. At June 30, 2003, our net deferred tax assets of $103.5 million were offset by a valuation allowance of $95.4 million. The change in the valuation allowance of approximately $15 million was primarily due to the release of valuation allowance associated with actual and expected utilization of net operating loss and tax credit carryforwards in 2003 and 2004, respectively.

        Our effective income tax rate for the year ended June 30, 2003 differed from the statutory rate primarily as a result of the tax benefit recognized from the release of a portion of the valuation allowance against deferred tax assets relating primarily to the actual and expected utilization of net operating loss and tax credit carryforwards for the years ended June 30, 2003 and 2004 as discussed above, offset to a lesser extent by state income taxes. We recorded a current provision for income taxes of $2.6 million for California state income tax purposes during the year ended June 30, 2003. In September 2002, the State of California enacted legislation that suspends the utilization of net operating loss carryforwards to offset current taxable income for a two-year period beginning in the year ended June 30, 2003, which required us to record a California state income tax provision for the year ended June 30, 2003. For federal income tax purposes, current taxable income for the year was fully offset by net operating loss carryforwards, the benefit of which had not been previously recognized. In the year ended June 30, 2002, we generated pre-tax losses of $47.8 million, and as a result, we did not record a provision or benefit for income taxes.

        At June 30, 2003, we had net operating loss and tax credit carryforwards for federal and state and local income tax purposes of approximately $253 million and $267 million, respectively, which begin to expire in 2019 and 2006, respectively. These carryforwards have been adjusted to reflect limitations under Section 382 of the Code resulting from the Merger and are also subject to annual usage limitations. We have received income tax deductions resulting from the exercise of certain stock options and the related sale of common stock by employees. Tax benefits resulting from these deductions are credited directly to additional paid-in capital. At June 30, 2003, approximately $7.4 million of the valuation allowance for deferred tax assets was attributable to tax benefits received from the exercise of employee stock options.

Year Ended June 30, 2002 Compared to
the Year Ended June 30, 2001

Revenues

  Billable Services Revenues

        Billable services revenues increased by $134.3 million to $141.0 million for the year ended June 30, 2002, compared to $6.7 million for the year ended June 30, 2001. The increase was a result of the Merger in September 2001, which increased our pay subscriber base by over 875,000 users, and the launch of NetZero's $9.95 per month billable service plan and limitations imposed on NetZero's free services during the March 2001 quarter. At June 30, 2002 we had approximately 1.7 million pay subscribers compared to 210,000 pay subscribers at June 30, 2001. Our pay subscriber base also increased as a result of further limitations imposed on our free services during October 2001. Additionally, our pay subscriber base increased as a result of a shift in our marketing strategy during the year ended June 30, 2002 to focusing on promoting our pay services.

  Advertising and Commerce Revenues

        Advertising and commerce revenues decreased by $24.0 million, or 48%, to $26.5 million for the year ended June 30, 2002, compared to $50.6 million for the year ended June 30, 2001. Advertising and commerce revenues decreased as a result of the termination of several significant advertising agreements during 2001, the most significant of which were with LookSmart, Ltd. and Cisco Systems, Inc., decreased advertising inventory as a result of a decrease in our free user base due to limitations imposed on our free services and overall softness in the online advertising market, which resulted in significant declines in advertising rates and the number of advertisers on our services. These decreases were partially offset by increased advertising revenue generated from our agreement with GM and, to a lesser extent, increased advertising inventory generated by our larger pay subscriber base. During the year ended June 30, 2001, we generated advertising and commerce revenues of $11.3 and $5.9 million from our agreements with LookSmart and Cisco, respectively. Approximately 34% and 16% of our advertising and commerce revenues for the years ended June 30, 2002 and 2001, respectively, were generated from our agreement with GM.

Cost of Billable Services

        Cost of billable services increased by $65.3 million to $74.2 million for the year ended June 30, 2002, compared to $8.9 million for the year ended June 30, 2001. Cost of billable services increased as a result of the increase in our pay subscriber base, from 210,000 pay subscribers at June 30, 2001 to 1.7 million pay subscribers at June 30, 2002, which resulted in increased telecommunications, network depreciation, personnel and overhead-related costs allocated to pay services due to the increase in telecommunication hours allocated to pay subscribers as a percentage of total telecommunications hours purchased. Telecommunications hours utilized by pay subscribers as a percentage of total telecommunications hours purchased increased to 63% for the year ended June 30, 2002, compared to 7% for the year ended June 30, 2001. Additionally, cost of billable services increased as a result of increased customer billing and support costs due to the increased number of pay subscribers during the year ended June 30, 2002. Telecommunications costs associated with pay subscribers increased by $39.8 million, customer billing and support costs increased by $16.7 million and network depreciation, personnel and overhead-related costs allocated to pay subscribers increased by $8.7 million for the year ended June 30, 2002, compared to the year ended June 30, 2001. Our average hourly telecommunications costs decreased over 14% during the year ended June 30, 2002 compared to the year ended June 30, 2001. The decrease is a result of better port utilization and increased competition in the telecommunications market, which resulted in lower prices.

Cost of Free Services

        Cost of free services decreased by $46.3 million, or 58%, to $33.1 million for the year ended June 30, 2002, compared to $79.4 million for the year ended June 30, 2001. The decrease in cost of free services was attributable to a decrease in average monthly usage per free user and a decrease in the number of active free users as a result of limitations imposed on our free services, a decrease in average hourly telecommunications costs, a decrease in customer support costs for free users, a decrease in stock-based charges and a decrease in network depreciation, personnel and overhead-related costs allocated to free services due to a decrease in telecommunication hours utilized by free users as a percentage of total telecommunications hours purchased. Our active free user base decreased 3% to approximately 3.1 million users at June 30, 2002, compared to approximately 3.2 million at June 30, 2001. The decrease would have been much more significant had we not added approximately 2.2 million active free users in September 2001 as a result of the Merger. Telecommunications hours associated with our free user base decreased to 37% as a percentage of total telecommunications hours purchased for the year ended June 30, 2002, compared to 93% for the year ended June 30, 2001. Our average hourly cost of telecommunications services purchased decreased over 14% during the year ended June 30, 2002 compared to the year ended June 30, 2001. The decrease is a result of better modem port utilization and increased competition in the telecommunications market, which resulted in lower prices.

Sales and Marketing

        Sales and marketing expenses decreased by $22.0 million, or 35%, to $40.2 million for the year ended June 30, 2002, compared to $62.2 million for the year ended June 30, 2001 primarily due to a $15.5 million decrease in advertising and promotion expenses. In addition, there was a $4.9 million decrease in stock-based charges, a $3.7 million decrease in sales and marketing costs directly related to our RocketCash subsidiary and a $1.2 million decrease in occupancy-related costs associated with sales offices that were closed during the year ended June 30, 2002, partially offset by a $3.1 million increase in telemarketing expenses related to subscriber acquisition and retention activities and a $0.5 million increase in personnel-related costs as a result of the Merger. Stock-based charges decreased as a result of the sale of RocketCash in August 2001.

Product Development

        Product development expenses decreased by $2.8 million, or 10%, to $24.8 million for the year ended June 30, 2002, compared to $27.5 million for the year ended June 30, 2001 due to a $4.5 million decrease in stock-based charges, a $2.5 million decrease in product development costs directly related to our former RocketCash subsidiary, a $0.7 million decrease in consulting expenses and a $0.6 million decrease in hardware and software maintenance expense. These decreases were partially offset by a $4.4 million increase in personnel-related expenses as a result of the Merger and a $0.4 million increase in depreciation expense associated with product development and testing equipment. Stock-based charges decreased primarily as a result of the sale of RocketCash in August 2001.

General and Administrative

        General and administrative expenses increased by $1.9 million, or 7%, to $30.7 million for the year ended June 30, 2002, compared to $28.8 million for the year ended June 30, 2001 due to a $2.2 million increase in personnel-related expenses, a $2.4 million increase in rent and other occupancy-related expenses, a $1.0 million increase in insurance expenses, a $0.9 million increase in professional fees and a $0.6 million increase in other administrative and overhead-related costs. These increases were primarily a result of the Merger. These increases were partially offset by a $3.3 million decrease in stock-based charges, a $1.0 million decrease in bad debt expense and a $0.9 million decrease in expenses directly related to our former RocketCash subsidiary. Stock-based charges decreased as a result of the cancellation or forfeiture of issued securities that were previously being amortized over their vesting period, which were partially offset by increased stock-based charges incurred as a result of the accelerated vesting of certain previously granted stock options and restricted stock awards that occurred in October 2001 and March 2002.

Amortization of Goodwill and Intangible Assets

        Amortization of goodwill and intangible assets decreased by $2.7 million, or 16%, to $14.2 million for the year ended June 30, 2002, compared to $16.8 million for the year ended June 30, 2001 as a result of the write down of goodwill and intangible assets totaling $48.6 million that was recorded during the March 2001 quarter, which reflected the amount by which the carrying amounts of the intangible assets exceeded their respective fair values. The write down consisted of $33.5 million of goodwill and $15.1 million of other identifiable intangible assets and other assets. The decrease was partially offset by an increase in amortization of intangible assets resulting from the Merger. In connection with the Merger, we recorded $59.8 million of identifiable intangible assets and $10.9 million of goodwill. The intangible assets are being amortized over periods ranging from one to seven years. Since the Merger was completed after June 30, 2001, we are not amortizing the goodwill acquired as a result of the Merger in accordance with SFAS No. 142. Under SFAS No. 142, goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment.

Restructuring Charges

        During the year ended June 30, 2002, we recorded $4.2 million of restructuring charges, which consisted of $0.8 million in employee termination benefits, $0.5 million for early contractual termination fees and $2.9 million in lease exit-related costs, which included a charge of approximately $1.4 million to write off leasehold improvements associated with our former offices in New York and Rhode Island.

        In an effort to streamline our operations in response to changing market conditions, we reduced our workforce by 101 employees during the year ended June 30, 2002. Of the 101 employees terminated, 43 were in sales and marketing, 26 were in general and administrative, 23 were in product development, 6 employees were at our former RocketCash subsidiary, and 3 were in network operations. In addition, we closed our offices in San Francisco, California and Providence, Rhode Island and combined our New York offices into one facility. At June 30, 2002, accrued liabilities associated with restructuring costs were $0.6 million. We did not record any restructuring costs in the year ended June 30, 2001.

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

Income Taxes

        As a result of operating losses and our inability to recognize a benefit from our deferred tax assets, we did not record a benefit for income taxes for the years ended June 30, 2002 and 2001.

Liquidity and Capital Resources

        From inception through June 30, 2002, our business was financed primarily through the sale of equity securities. However, during the year ended June 30, 2003 and the six months ended December 31, 2003, our business generated positive cash flows from operations. Our total cash, cash equivalent and short-term investment balances increased by approximately $43.9 million, or 28%, to $203.7 million at December 31, 2003 compared to $159.8 million at December 31, 2002.

        Net cash provided by operating activities increased by $18.4 million, or 62%, to $47.9 million for the six months ended December 31, 2003, compared to $29.5 million for the six months ended

December 31, 2002. Significant factors that have impacted the variability in our cash provided by operating activities in these periods include, but are not limited to, the following factors:

  •
  increased operating income before depreciation and amortization during the six months ended December 31, 2003 compared to the six months ended December 31, 2002 as a result of overall improvements in our business;

  •
  the utilization of net operating loss and tax credit carryforwards and income tax deductions resulting from the exercise of stock options and the related sale of common stock by employees, which reduced payments for income taxes. We currently anticipate that our net operating loss and tax credit carryforwards available for use in 2004, when combined with anticipated exercises of employee stock options, will significantly reduce any cash paid for income taxes in 2004;

  •
  decreases in restricted cash balances as a result of more favorable payment terms obtained from certain vendors and the release of cash collateral required for letters of credit obtained in connection with a leased facility;

  •
  increases in accounts receivable as a result of increases in billable services and advertising and commerce revenues;

  •
  increases in other assets primarily as a result of the prepayments of certain short-term marketing commitments associated with increased marketing expenditures;

  •
  increases in accounts payable as a result of better payment terms obtained from certain vendors and increased marketing and telecommunications expenditures as a result of the growth in the business; and

  •
  increases in deferred revenue due to an increase in the number of pay subscribers to our services, which was partially offset by a decrease in the average prepaid balance of pay subscribers on prepaid multi-month plans and a reduction in prepayments received from certain advertising customers.

        Based on our current plans, we expect to generate positive cash flow from operations for the year ending December 31, 2004, and we anticipate that our future cash flows from operations and existing cash, cash equivalent and short-term investment balances will be sufficient to fund our operations over the next year. We intend to use our cash to repurchase shares of our common stock if we believe market conditions to be favorable; to acquire complimentary services, businesses or technologies; and to fund future capital expenditures.

        Net cash used for investing activities increased by $25.2 million to $33.1 million for the six months ended December 31, 2003, compared to $7.9 million for the six months ended December 31, 2002. Significant factors that have impacted the variability in our cash used for investing activities in these periods include, but are not limited to the following factors:

  •
  an increase in net purchases of short-term investments as a result of the execution of our cash management strategy, which is to maintain a minimum amount of cash in our commercial bank accounts and to invest excess cash in short-term commercial paper, U.S. Government and U.S. Government Agency obligations and money market funds;

  •
  the purchase of the Internet access assets of BlueLight in the December 2002 quarter; and

  •
  an increase in purchases of capital equipment associated with the ongoing operation of our business.

        In prior years, we have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we may need to make further significant investments in the future. We anticipate that our capital expenditures will be in the range of

$13 million to $15 million for the year ending December 31, 2004. Included in our anticipated capital expenditures for 2004 are approximately $4.5 million to $5.5 million of capital expenditures associated with the anticipated relocation of our Westlake Village headquarters to accommodate increased headcount. However, the actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, new business initiatives which are difficult to predict and could change significantly over time. Additionally, significant technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $29.5 million to $29.4 million for the six months ended December 31, 2003, compared to net cash provided by financing activities of $0.1 million for the six months ended December 31, 2002. Significant factors that have impacted the variability in our cash provided by or used for financing activities in these periods include, but are not limited to, the following factors:

  •
  payments made on notes payable and capital leases, which were obtained in connection with historical capital equipment financing, and were fully paid as of December 31, 2003;

  •
  an increase in proceeds received from the issuance of stock in connection with our employee stock purchase plan and exercises of employee stock options. We currently anticipate that both the employee stock purchase plan and our employee stock option plans will provide a significant source of cash in the near term; and

  •
  a significant increase in repurchases of common stock under our common stock repurchase program. We may repurchase an additional $48.7 million of our common stock under our existing common stock repurchase program, which extends through July 31, 2004.

        We recently obtained a one-year $25 million unsecured revolving line of credit with Silicon Valley Bank. The interest rates on borrowings are based on current market factors. This facility is available for general corporate purposes. While we believe that we currently possess adequate cash reserves, we obtained the line of credit in order to provide us with additional financial flexibility with respect to short-term working capital requirements and to support the company's overall business strategy. At December 31, 2003, a $0.7 million letter of credit in connection with one of our leased facilities was outstanding, reducing the total amount available under the line of credit.

        We may raise additional capital for a variety of reasons including, without limitation, expanding our marketing activities, developing new or enhancing existing services or products, repurchasing our common stock, acquiring complementary services, businesses or technologies or funding unanticipated capital expenditures. If we need to raise additional capital through public or private financings, strategic relationships or other arrangements, it might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, financial position, results of operations and cash flows. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

Financial Commitments

        Our financial commitments, including our operating leases and purchase commitments for telecommunications and media are as follows (in thousands):

		Year Ending December 31,
Contractual Obligations
	Total	2004	2005	2006	2007	2008	Thereafter
Operating leases	$13,804	$2,721	$2,831	$2,501	$2,097	$2,110	$1,544
Telecommunications purchases	29,729	14,977	10,159	4,593	—	—	—
Media purchases	53,550	53,550	—	—	—	—	—

Total	$97,083	$71,248	$12,990	$7,094	$2,097	$2,110	$1,544

Critical Accounting Policies and Estimates

  General

        Our discussion and analysis of our financial condition and results of operations is based upon our audited and unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") including those for interim financial information and with the instructions for Form 10-K and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The results of operations for interim or transition periods are not necessarily indicative of the operating results for a full year.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Revenue Recognition

        We apply the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue related to our billable services and advertising products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

        Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the subscriber. Our pay subscribers generally pay in advance for their service by credit card, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from users are recorded on the balance sheet as deferred revenue. We offer alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include payment by electronic check, or "ACH", personal check or money order and through a pay subscriber's local telephone company. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

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

        In testing for a potential impairment of goodwill, we first compare the estimated fair value of the Company with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our pay subscriber base, software and technology, and patents and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with SFAS No. 142, we performed an annual goodwill impairment test during the June 2003 quarter and concluded that, at that time, there was no impairment of our goodwill.

        The Company recorded a $1.4 million reduction in goodwill during the December 2003 quarter in connection with the release of the deferred tax valuation allowance (see Note 4 to the consolidated financial statements).

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

  Income Taxes

        Income taxes are accounted for under SFAS No. 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, we review both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Section 382 of the Code, future income projections and potential tax-planning strategies.

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

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 in the March 2003 quarter did not have any impact on our financial position, results of operations or cash flows as we have elected not to adopt the fair value-based method of accounting for stock-based employee compensation.

        In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, with early application of this consensus permitted. The adoption of EITF Issue No. 00-21 in the September 2003 quarter did not have any impact on our financial position, results of operations or cash flows.

        In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 in the December 2003 quarter did not have any impact on our financial position, results of operations or cash flows.

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

        In December 2003, the SEC issued SAB No. 104. This staff accounting bulletin revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. This staff accounting bulletin also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in the December 2003 quarter did not have any impact on the Company's financial position, results of operations or cash flows.

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

  •
  changes in the mix of our pay subscriber base, particularly changes in the number of subscribers to our accelerated dial-up services;

  •
  fluctuations in our average monthly revenue per pay subscriber;

  •
  changes in the number of hours users use our access services;

  •
  fluctuations in our efficiency in acquiring new pay subscribers and selling existing subscribers additional products or services;

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

  •
  changes in governmental regulation and taxation policies; and

  •
  changes in, or the effect of, accounting rules, such as recording expenses for restricted stock and stock option grants or the realization of our deferred tax assets.

        In addition, the number of pay subscribers and free users on our services, and the mix in our pay subscriber base, from period to period has fluctuated significantly in the past and may fluctuate significantly in the future. Projecting the number and mix of pay subscribers on our services in future periods is inherently difficult and the rate at which users sign up for or terminate our services will vary as a result of a number of factors, many of which are out of our control. These factors include, without limitation, the effects of competition, trends in the Internet access industry, seasonality, user satisfaction with our services and the impact of our marketing efforts.

        We have entered into agreements with third parties that result in payments based upon the number of subscribers acquired through the third parties' marketing channels. In certain cases, such as our agreement with Best Buy, the number of subscribers acquired during a particular quarter could vary significantly from our expectations. If the number of subscribers acquired through such a channel significantly exceeded our expectations during a quarter, the resulting payment obligation could adversely impact our results of operations in the quarter during which the subscribers were acquired, although our results of operations would be impacted positively in future periods due to the additional subscribers. Alternatively, if the number of subscribers acquired through such a channel was significantly less than our expectations and we had limited our marketing expenditures during the quarter based on our initial expectations, our results of operations for such quarter might be positively impacted but our user growth for the quarter and our results of operations in future periods may be negatively impacted.

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

Our marketing expenditures may continue to increase and may not be effective in growing our business.

        The success of our business model is predicated upon maintaining a marketing budget that is sufficient to grow our revenues while continuing to increase profitability. We have increased our marketing expenditures over time and we expect to continue to increase our marketing expenditures. We may also choose to participate in more costly distribution channels, which could further increase our marketing expenditures. In addition, as we add additional services, such as our accelerated dial-up services and premium email services, we have allocated, and may continue to allocate, a significant portion of our marketing resources to these additional services with the goal of adding new subscribers as well as selling additional services to our existing subscribers. Our allocation of resources to marketing additional services may adversely affect the overall growth of our pay subscriber base. If our marketing expenditures are not successful in increasing our revenues by increasing our subscriber base or by selling additional services, our business, financial position, results of operations and cash flows could be negatively impacted.

If we are unable to retain users, our business and financial results will suffer.

        Our business and financial results are primarily dependent on the number of users of our services, particularly our pay services. Currently, an average of four to five percent of our pay subscribers cancel their accounts or have their accounts terminated each month, which we refer to as subscriber churn. This percentage does not include those subscribers who sign up for our pay services without previously using our free service and whose accounts are terminated within 30 days of registration. We have experienced a higher churn percentage in our subscriber base using accelerated dial-up services than in our subscriber base using only our standard pay service, which has resulted in a higher overall churn percentage. We anticipate that we will continue to experience a higher level of churn in our subscriber base using our accelerated dial-up services, which may result in additional increases in our overall churn percentage. This is due, in part, to the relatively short time we have been offering accelerated dial-up services since, in general, we experience a higher level of churn with respect to new pay subscribers than we do with respect to pay subscribers who have used our service for an extended period of time. If we continue to experience a high level of churn in our subscriber base using our accelerated dial-up services, it will make it more difficult to grow or retain the size of that base and it may make it more difficult to grow or maintain the size of our overall pay subscriber base. To increase our pay subscriber base, we must minimize the rate of loss of existing pay subscribers while adding new pay subscribers. As our pay subscriber base grows, we will need to add an increasing number of new pay subscribers both to replace users who cancel their service and to grow our pay subscriber base. If we experience an increased percentage of cancellations per month, or if we are unable to attract new pay subscribers in numbers sufficient to increase our overall pay subscriber base, our business, financial position, results of operations and cash flows will be adversely affected.

        In addition, the number of active users of our free services has a significant impact on our ability to attract advertisers, on the number of advertising impressions we have available to sell, and on how many pay subscribers we can potentially acquire through marketing our pay services to our free users. Each month, a significant number of free users become inactive and we may experience continued declines in our active free user base, particularly if we continue to focus all of our marketing efforts on our pay services or impose additional limitations on our free services. In addition, there may be a significant overlap between NetZero's and Juno's active free user bases, so the actual number of unique free users in our active free user base may be lower than we expect.

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

Our future financial results may suffer if we are unable to maintain or grow our accelerator dial-up subscriber base, or if we are unable to maintain the pricing for these services.

        At December 31, 2003, subscribers to our accelerated dial-up services comprised approximately 22% of our pay subscriber base. The percentage of our marketing resources dedicated to promoting these services has continued to increase. These services have been instrumental in increasing our average revenue per subscriber and decreasing our cost of billable services as a percentage of billable services revenues. Since we commenced offering these services in early 2003, competition for users of these services has increased and we expect competition to continue to increase. Also, these services are relatively new and there can be no assurance that consumers will continue to find these services attractive at current price levels, if at all. We have experienced a higher level of churn with respect to these services than we have experienced with our standard pay services and this trend could continue or increase. In addition, because the provision of these services is technologically complex and we license portions of the underlying technology for these services from a single source, any technological problems or problems with our vendor could adversely impact our ability to effectively provide these services to our users. There can be no assurance that we will be able to continue to attract subscribers to these services, that we will not continue to experience higher churn with respect to these services or that we will be successful in maintaining the pricing for these services.

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

        Our marketing activities may be insufficient to increase or maintain the size of our pay subscriber base and may be insufficient to develop or maintain awareness of our services. We could be required to incur significant marketing expenses to maintain or grow our user base or sell additional services to our user base, potentially resulting in increased costs without a commensurate increase in revenues. If our marketing campaigns fail to generate sufficient new users or sell additional services to our users, or if capital limitations or other factors prevent us from implementing marketing campaigns, or if marketing campaigns undertaken by competitors cause attrition in our user base, our business, financial position, results of operations and cash flows could be adversely affected.

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

        Our accelerated dial-up services combine our standard dial-up services with compression, caching and other technologies that reduce the average time for certain Web pages to download to users' computers when compared to standard dial-up services. We have devoted significant resources to the development of these services, including the integration of technologies licensed from a third party with our technologies, and we intend to continue to devote significant resources to the development, marketing and provisioning of these services. While these services result in faster Web surfing over a dial-up connection, these services do not provide the same benefits as broadband services, such as a continuous connection or faster downloads of music and video files. In addition, the technologies underlying the services are complex and we have encountered, and may in the future continue to encounter, issues with the operation, provisioning or the performance of these services. Problems with these services could adversely affect our business in a number of ways, including increased account cancellations and refunds. We cannot assure you that we will continue to be successful in delivering these services, or that the quality of these services will continue to be competitive.

Seasonal trends in Internet usage and advertising sales may cause fluctuations in our results of operations.

        Seasonal trends could affect revenues, operating expenses and the rate at which users sign up for our services. Decreased usage during seasonal periods could decrease advertising inventory and adversely impact advertising revenue. While increased usage due to seasonality may positively impact advertising revenue, it would also result in increased telecommunications costs for such period. We have experienced higher usage in the March quarter and this trend may continue. We also have experienced a lower rate of people signing up for our services during the spring and summer months when compared to the fall and winter months, and this trend may continue. Because our operating history is limited, it is difficult for us to accurately forecast seasonal trends and plan accordingly. It is possible that seasonality could result in significant fluctuations in our results of operations and the number of users signing up for, or accessing, our services.

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

        A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. In the past, we have experienced a number of situations where significant advertising arrangements were terminated early, were not renewed, were renewed at significantly lower rates or were renegotiated during the term of the arrangement. During the six months ended December 31, 2003, GM represented approximately 44% of our advertising and commerce revenues. Our agreement with GM expired in December 2003 and will not be renewed. The GM agreement has not been replaced by a similar arrangement and, as such, we may experience a decline in advertising and commerce revenues following the December 2003 quarter. In addition, we derived approximately 21% of our advertising and commerce revenues during the six months ended December 31, 2003 from Internet search fees primarily provided through our agreement with Overture. Our agreement with Overture expires in March 2007. If there were a significant decrease in search fees from our agreement from Overture, such decrease would adversely impact our results of operations. Our business, financial position, results of operations and cash flows may be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

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

        In light of these factors, we cannot assure you that we will be able to maintain or grow our advertising revenues, and we may experience a decline in advertising revenues in the March 2004 quarter from the December 2003 quarter.

If our users' usage increases or our telecommunications costs increase, our business may suffer.

        An increasing percentage of our total pay subscribers use our accelerated services, and these subscribers have a higher average monthly usage than our standard dial-up users. An increase in Internet usage by our pay access subscribers may adversely impact our profitability. If the average monthly usage of our pay access subscribers exceeds our expectations, or if our average hourly telecommunications cost increases, we may not be able to operate our pay access services profitably. We may have to impose hourly limits on our pay services or increase our standard pricing, either of which could adversely impact our ability to attract and retain pay subscribers or compete effectively.

Our business is dependent on a small number of telecommunications carriers and our inability to maintain agreements at attractive rates with such carriers may negatively impact our business.

        Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network and data services we require, and the majority of our telecommunications services is currently purchased from Level 3 Communications LLC, ICG Telecom Group, Inc., and MCI. Several vendors have ceased operations or ceased offering the services we require, causing us to switch vendors. In addition, several vendors are experiencing significant financial difficulties and may be unable to perform satisfactorily or to continue to offer their services. In particular, MCI, StarNet, Inc. and Allegiance Telecom Company Worldwide are in bankruptcy proceedings and Level 3 Communications has a significant amount of debt obligations. The loss of vendors has resulted, and may in the future result, in increased costs, decreased service quality and the loss of users. In particular, the failure of

Level 3 Communications, ICG Telecom Group or MCI to continue to provide the scope, quality and pricing of services currently provided could materially and adversely affect our business and results of operations. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Many of our telecommunications providers compete with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, financial position, results of operations and cash flows.

        Market rates for telecommunications services used in our business have declined significantly in recent years. We do not anticipate that such rates will continue to decline at the same rate in the future, if at all. General market forces, the failure of providers, regulatory issues and other factors could result in increased rates. Any increase in market rates would increase the cost of providing our services and, if significant, could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

        The software that operates our billing and customer support systems is licensed from Portal Software, Inc. and Remedy, a BMC Software Company, and we use a combination of Portal, Remedy and other third-party and internally developed software applications for customer billing and support. Customer billing and support is a highly complex process, and our systems must efficiently interface with other third parties' systems such as the systems of credit card processing companies and other companies to whom we outsource billing and support functions. Our ability to accurately and efficiently bill and support our users is dependent on the successful operation of our billing and support systems and third parties' systems upon which we rely. In addition, our ability to offer new pay services or alternative payment plans is dependent on our ability to customize our billing and support systems. Issues associated with these systems could cause a variety of problems including the failure to bill and collect from users on a timely basis, over-charging or under-charging users, inaccurate financial and customer data, excessive credit card chargebacks or refunds, delays in new product or payment plan introductions and other billing-related errors. Such problems could lead to inaccurate reporting from time to time, which could adversely affect our business, financial position, results of operations and cash flows. We have experienced billing and support problems from time to time and may experience additional problems in the future. The failure of our software vendors to provide software upgrades and technical support, the failure of the Portal, Remedy or internally developed software to operate accurately, problems with our credit card processor or other billing and support vendors and any other failures or errors in our billing and support systems could materially and adversely affect our business, financial position, results of operations and cash flows.

We are dependent on third parties for technical support and customer service and our business may suffer if they are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us.

        Our business and financial results depend, in part, on the availability and quality of our customer support services. We outsource a majority of the live technical and billing support functions to ClientLogic Corporation pursuant to an agreement that terminates in June 2005. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that ClientLogic becomes unable or unwilling to offer these services to us. At times, users seeking live customer support have experienced lengthy waiting periods to reach support personnel who are trained to provide the technical or billing support they require. ClientLogic has also experienced outages in the past where they were unable to support our users. Maintaining desired customer support levels may require significantly more support personnel than are currently available to us, or significantly greater expense than we choose to incur. If ClientLogic does not provide us with quality services, or if our relationship with ClientLogic terminates and we are unable to transition such services in-house or to a replacement vendor in an orderly, cost-effective and timely manner, our business, financial position, results of operations and cash flows would suffer. In addition, we prepay significant amounts in advance to ClientLogic under our agreement with them, and any failure by them to perform the services for which we have prepaid would negatively impact our business. We use technical support staff in India in part for supporting our customers via email. If technical problems are encountered with communication to India, it may impair our ability to provide email support.

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

  •
  loss of data or revenue;

  •
  injury to reputation; and

  •
  diversion of development resources.

        We have experienced some technical and customer support issues associated with our services and software releases. These issues have resulted in users discontinuing their service and have adversely impacted our revenues. A number of our material technologies and systems, including the software clients and ad-serving technologies for NetZero, Juno and BlueLight Internet, are based on different platforms. To the extent we attempt to integrate these technologies and systems, we may experience a number of difficulties, errors, failures and unanticipated costs. In addition, our business relies on third-party software including, without limitation, software licensed from Oracle for our internal operations, software licensed from Portal and Remedy for billing and customer support, and software licensed from SlipStream Data Inc. for our accelerated dial-up services. Any significant failure of this software could materially and adversely affect our business, financial position, results of operations and cash flows. We cannot assure you that we will not experience significant problems in the future.

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

        Our business is dependent on the continued acceptance of the Internet as an effective medium. Damaging software programs, such as computer viruses, worms and Trojan horses have from time to time been disseminated through the Internet and have caused significant disruption to Internet users. Certain of these programs have disabled the ability of computers to access the Internet, requiring users to obtain technical support in order to gain access to the Internet. Other programs have had the potential to damage or delete computer programs. The development and widespread dissemination of harmful programs has the potential to seriously disrupt Internet usage. If Internet usage is significantly disrupted for an extended period of time, or if the prevalence of these programs results in decreased residential Internet usage, our business could be materially and adversely impacted. Because we do not provide the same level of protection against harmful programs as certain of our competitors provide, our users may be more susceptible to attacks than users of competitive services. If a harmful computer program had a disproportionately adverse impact on our users, it could have a material adverse effect on our business. In addition, actions taken by us or our telecommunications providers to attempt to minimize the spread of harmful programs could adversely impact our users' ability to utilize our services.

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

        Third parties may assert claims against us for infringement of their proprietary rights and these claims may be successful. In addition, a number of third parties have claimed to hold patents or other proprietary rights that cover various forms of online transactions, online technology or other technology that may be used in our industry or business. Litigation currently exists between parties unrelated to us regarding certain operating systems used throughout the industry that have been considered open source, and any determination that code previously considered in the public domain is proprietary could result in additional costs throughout our industry. Claims could be asserted against us based upon our services or technologies. We have had claims asserted against us in the past although we do not believe that any claims previously asserted are material to our business.

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

        In September 2001 we completed the Merger and in November 2002 we acquired certain assets of BlueLight's Internet access service. While the integration of these acquired businesses is substantially complete, additional efforts are ongoing to maximize operating efficiencies and we cannot assure you that these additional efforts will be completed successfully. We may acquire other companies or undertake other business combinations that we believe may complement our current or future business activities. Acquisitions may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring a business involves many risks, including:

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

        We are required, under accounting principles generally accepted in the United States, to review our intangible assets for impairment when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Goodwill is required to be tested for impairment at least annually. In the quarter ended March 31, 2001, we recorded an impairment charge of $48.6 million reflecting the amount by which the carrying amounts of our goodwill and identifiable intangible assets exceeded their respective fair values. At December 31, 2003, we had approximately $30.7 million in identifiable intangible assets and $9.5 million of goodwill. We cannot assure you that we will not experience impairment losses in the future. Any such loss could adversely and materially impact our business, financial condition and results of operations.

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

        In addition, the tax treatment of activities on or relating to the Internet is currently unsettled. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on the online sale of goods and services and other Internet activities. The Internet Tax Freedom Act, which placed a moratorium on new state and local taxes on Internet commerce expired in November 2003. This moratorium may not be reinstituted, and future laws imposing taxes or other regulations on the provision of goods and services over the Internet could make it substantially more expensive to operate our business.

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

        A significant number of our employees are located in Hyderabad, India and a portion of our outsourced customer service is in Banglore, India. Due to the current political instability between India and Pakistan, it is possible that our Indian operations could be disrupted. We rely on our employees in India for product development, quality assurance and customer support. If communications or personnel are disrupted, it could affect our ability to enhance our products or provide certain types of support to our users.

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

        None.

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

PART III

ITEMS 10, 11, 12, 13 and 14

        The information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference to our definitive proxy statement relating to our 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND CURRENT REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

        1.    Consolidated Financial Statements:

        2.    Financial Statement Schedule:

Page
Report of Independent Auditors on Financial Statement Schedule	F-37
Financial Statement Schedule	F-38

        All other schedules have been omitted because the information required to be set forth therein is not applicable, not required or is shown in the consolidated financial statements or notes thereto.

        3.    Exhibits:

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Amended and Restated Registration Rights Agreement		10-Q	000-33367	11/14/2001
10.2	Lease Agreement between Westlake Gardens and NetZero, Inc.		10-Q	000-33367	11/14/2001
10.3	2001 Amended and Restated Employee Stock Purchase Plan		10-K	000-33367	8/1/2003
10.4	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001

10.6	United Online, Inc. Fiscal Year 2004 Management Bonus Plan		10-K	000-33367	8/1/2003
10.7	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston	X		000-33367	2/5/2004
10.8	Amended and Restated Employment Agreement between Registrant and Charles S. Hilliard	X		000-33367	2/5/2004
10.9	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.	X		000-33367	2/5/2004
10.10	Amended and Restated Employment Agreement between the Registrant and Brian Woods	X		000-33367	2/5/2004
21.1	List of Subsidiaries	X		000-33367	2/5/2004
23.1	Consent of Independent Auditors	X		000-33367	2/5/2004
24.1	Power of Attorney (see Power of Attorney in the signature page hereto)	X		000-33367	2/5/2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/5/2004
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/5/2004
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/5/2004
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X		000-33367	2/5/2004

(b)   Reports on Form 8-K

        On October 30, 2003, we filed a Current Report on Form 8-K to furnish to the SEC our press release announcing our financial results for the quarter ended September 30, 2003.

        On December 18, 2003, we filed a Current Report on Form 8-K to announce that our Board of Directors had approved a resolution changing our fiscal year end from June 30 to December 31.

(c)   Exhibits

        The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(d)   Financial Statement Schedules

        The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 15(a)(2) of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 5, 2004.

UNITED ONLINE, INC.
By:	/s/ MARK R. GOLDSTON Mark R. Goldston Chairman, Chief Executive Officer and President

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Mark R. Goldston, Frederic A. Randall, Jr. and Charles S. Hilliard, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Transition Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 5, 2004.

Signature	Title	Date

/s/ MARK R. GOLDSTON Mark R. Goldston	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer and Director)	February 5, 2004
/s/ CHARLES S. HILLIARD Charles S. Hilliard	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 5, 2004
/s/ NEIL P. EDWARDS Neil P. Edwards	Senior Vice President, Finance Treasurer and Chief Accounting Officer (Principal Accounting Officer)	February 5, 2004
/s/ JAMES T. ARMSTRONG James T. Armstrong	Director	February 5, 2004
/s/ ROBERT BERGLASS Robert Berglass	Director	February 5, 2004
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	February 5, 2004
/s/ DENNIS HOLT Dennis Holt	Director	February 5, 2004
/s/ CAROL A. SCOTT Carol A. Scott	Director	February 5, 2004

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Amended and Restated Registration Rights Agreement		10-Q	000-33367	11/14/2001
10.2	Lease Agreement between Westlake Gardens and NetZero, Inc.		10-Q	000-33367	11/14/2001
10.3	2001 Amended and Restated Employee Stock Purchase Plan		10-K	000-33367	8/1/2003
10.4	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	United Online, Inc. Fiscal Year 2004 Management Bonus Plan		10-K	000-33367	8/1/2003
10.7	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston	X		000-33367	2/5/2004
10.8	Amended and Restated Employment Agreement between Registrant and Charles S. Hilliard	X		000-33367	2/5/2004
10.9	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.	X		000-33367	2/5/2004
10.10	Amended and Restated Employment Agreement between the Registrant and Brian Woods	X		000-33367	2/5/2004
21.1	List of Subsidiaries	X		000-33367	2/5/2004
23.1	Consent of Independent Auditors	X		000-33367	2/5/2004
24.1	Power of Attorney (see Power of Attorney in the signature page hereto)	X		000-33367	2/5/2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/5/2004
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/5/2004

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	000-33367	2/5/2004
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	000-33367	2/5/2004

UNITED ONLINE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of United Online, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of United Online, Inc. and its subsidiaries (the "Company") at December 31, 2003 and June 30, 2003 and 2002, and the results of their operations and their cash flows for the six months ended December 31, 2003 and each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 2, 2004

UNITED ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2003	June 30, 2003	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$71,234	$85,838	$41,543
Short-term investments	132,489	106,390	97,812
Restricted cash	—	111	5,880
Accounts receivable, net of allowance for doubtful accounts of $288 at December 31, 2003 and June 30, 2003 and $333 at June 30, 2002	14,065	12,420	7,977
Deferred tax assets, net	22,707	8,056	—
Other current assets	9,390	5,314	3,577

Total current assets	249,885	218,129	156,789
Property and equipment, net	13,428	11,535	16,500
Restricted cash	—	700	305
Deferred tax assets, net	3,666	—	—
Goodwill	9,541	10,940	10,940
Intangible assets, net	30,727	38,655	47,179
Other assets	632	717	1,880

Total assets	$307,879	$280,676	$233,593

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31,388	$23,041	$21,575
Accrued liabilities	14,028	17,073	11,212
Deferred revenue	24,639	23,616	18,815
Current portion of capital leases	—	34	3,205

Total current liabilities	70,055	63,764	54,807
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized at December 31, 2003 and June 30, 2003 and 2002; no shares issued or outstanding at December 31, 2003 and June 30, 2003 and 2002	—	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 63,944, 63,710 and 60,851 shares issued and outstanding at December 31, 2003 and June 30, 2003 and 2002, respectively	6	6	6
Additional paid-in capital	535,228	546,847	539,624
Notes receivable from stockholders	—	—	(1,575)
Deferred stock-based charges	—	—	(107)
Accumulated other comprehensive income	1,648	2,444	1,015
Accumulated deficit	(299,058)	(332,385)	(360,177)

Total stockholders' equity	237,824	216,912	178,786

Total liabilities and stockholders' equity	$307,879	$280,676	$233,593

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Six Months Ended December 31, 2003	Year Ended June 30,
		2003	2002	2001
Revenues:
Billable services	$167,639	$247,790	$141,005	$6,662
Advertising and commerce	18,099	29,505	26,510	50,555

Total revenues	185,738	277,295	167,515	57,217

Operating expenses:
Cost of billable services (including stock-based charges, see Note 10)	46,182	89,293	74,227	8,944
Cost of free services (including stock-based charges, see Note 10)	3,953	12,603	33,129	79,416
Sales and marketing (including stock-based charges, see Note 10)	70,526	86,623	40,220	62,176
Product development (including stock-based charges, see Note 10)	10,488	23,054	24,779	27,534
General and administrative (including stock-based charges, see Note 10)	14,022	27,805	30,722	28,775
Amortization of goodwill and intangible assets	7,928	16,411	14,156	16,837
Restructuring charges	—	(215)	4,228	—
Impairment of goodwill and intangible assets	—	—	—	48,622

Total operating expenses	153,099	255,574	221,461	272,304

Operating income (loss)	32,639	21,721	(53,946)	(215,087)
Interest income, net	2,407	4,290	5,070	9,331
Other income, net	—	—	1,066	—

Income (loss) before income taxes	35,046	26,011	(47,810)	(205,756)
Provision (benefit) for income taxes	1,719	(1,781)	—	—

Net income (loss)	$33,327	$27,792	$(47,810)	$(205,756)

Unrealized gain (loss) on short-term investments, net of tax	(796)	1,429	148	867

Comprehensive income (loss)	$32,531	$29,221	$(47,662)	$(204,889)

Net income (loss) per share—basic	$0.52	$0.45	$(0.90)	$(6.03)

Net income (loss) per share—diluted	$0.48	$0.41	$(0.90)	$(6.03)

Shares used to calculate basic net income (loss) per share	64,163	61,688	53,309	34,112

Shares used to calculate diluted net income (loss) per share	69,504	67,074	53,309	34,112

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Notes Receivable From Stockholders		Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Deferred Stock-Based Charges		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2000	35,015	$4	$405,961	$(799)	$(12,821)	$—	$(106,611)	$285,734
Issuance of common stock and warrants for marketing agreements	150	—	2,954	—	(2,873)	—	—	81
Issuance of common stock through employee stock purchase plan	147	—	431	—	—	—	—	431
Exercises of stock options	76	—	84	—	—	—	—	84
Repurchases of option shares exercised	(74)	—	(61)	—	—	—	—	(61)
Issuance of common stock for acquisitions	1,821	—	38,320	—	—	—	—	38,320
Issuance of restricted common stock for acquisition	440	—	11,482	—	(11,482)	—	—	—
Deferred stock-based charges	—	—	7,828	—	(7,828)	—	—	—
Issuance of restricted shares to employees	144	—	—	—	—	—	—	—
Stock-based charges	—	—	—	—	19,287	—	—	19,287
Cancellation of previously issued equity awards	—	—	(6,009)	—	6,009	—	—	—
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	867	—	867
Interest earned on notes receivable from stockholders	—	—	—	(30)	—	—	—	(30)
Net loss	—	—	—	—	—	—	(205,756)	(205,756)

Balance at June 30, 2001	37,719	4	460,990	(829)	(9,708)	867	(312,367)	138,957
Issuance of common stock through employee stock purchase plan	358	—	516	—	—	—	—	516
Exercises of stock options	1,640	—	3,630	(700)	—	—	—	2,930
Repurchases of option shares exercised	(35)	—	(35)	—	—	—	—	(35)
Issuance of common stock and options assumed for acquisitions	22,385	2	81,264	—	—	—	—	81,266
Repurchases of common stock	(1,500)	—	(3,557)	—	—	—	—	(3,557)
Cancellations of previously issued equity awards	—	—	(3,184)	—	3,184	—	—	—
Repayments of notes receivable from stockholders	—	—	—	6	—	—	—	6
Stock-based charges	—	—	—	—	6,417	—	—	6,417
Issuance of restricted shares to employees	284	—	—	—	—	—	—	—
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	148	—	148
Interest earned on notes receivable from stockholders	—	—	—	(52)	—	—	—	(52)
Net loss	—	—	—	—	—	—	(47,810)	(47,810)

Balance at June 30, 2002	60,851	6	539,624	(1,575)	(107)	1,015	(360,177)	178,786

Issuance of common stock through employee stock purchase plan	939	—	1,862	—	—	—	—	1,862
Exercises of stock options	2,682	—	6,962	—	—	—	—	6,962
Repurchases of common stock	(762)	—	(7,777)	—	—	—	—	(7,777)
Stock-based charges	—	—	—	—	107	—	—	107
Unrealized gain on short-term investments, net of tax	—	—	992	—	—	1,429	—	2,421
Tax benefits from stock options	—	—	5,184	—	—	—	—	5,184
Interest earned on notes receivable from stockholders	—	—	—	(78)	—	—	—	(78)
Repayments of notes receivable from stockholders	—	—	—	1,653	—	—	—	1,653
Net income	—	—	—	—	—	—	27,792	27,792

Balance at June 30, 2003	63,710	6	546,847	—	—	2,444	(332,385)	216,912
Issuance of common stock through employee stock purchase plan	525	—	1,679	—	—	—	—	1,679
Exercises of stock options	1,698	—	8,971	—	—	—	—	8,971
Exercise of warrants	35	—	—	—	—	—	—	—
Repurchases of common stock	(2,024)	—	(40,002)	—	—	—	—	(40,002)
Unrealized loss on short-term investments, net of tax	—	—	(553)	—	—	(796)	—	(1,349)
Tax benefits from stock options	—	—	18,286	—	—	—	—	18,286
Net income	—	—	—	—	—	—	33,327	33,327

Balance at December 31, 2003	63,944	$6	$535,228	$—	$—	$1,648	$(299,058)	$237,824

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		Year Ended June 30,
	Six Months Ended December 31, 2003
		2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$33,327	$27,792	$(47,810)	$(205,756)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	11,076	27,560	32,415	33,110
Allowance for doubtful accounts	—	—	98	1,120
Stock-based charges	—	107	6,417	19,287
Deferred taxes	(5,632)	(4,336)	—	—
Tax benefits from stock options	7,000	1,464	—	—
Impairment of goodwill and intangible assets	—	—	—	48,622
Other	621	866	275	151
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Restricted cash	811	5,374	9,592	(5,861)
Accounts receivable	(1,645)	(2,832)	3,730	5,671
Other assets	(3,991)	(1,324)	6,948	(4,555)
Accounts payable and accrued liabilities	5,302	6,678	(20,103)	6,460
Deferred revenue	1,023	3,757	3,885	3,534

Net cash provided by (used for) operating activities	47,892	65,106	(4,553)	(98,217)

Cash flows from investing activities:
Purchases of property and equipment	(5,075)	(5,983)	(1,465)	(5,276)
Purchases of patent rights	—	—	(18)	(486)
Purchases of short-term investments	(74,982)	(45,522)	(97,026)	(163,229)
Proceeds from maturities of short-term investments	46,947	38,600	58,491	141,353
Proceeds from sales of assets, net	—	—	1,011	—
Proceeds from sale of cost-basis investment	—	750	—	—
Cash paid for acquisitions, net of cash acquired	—	(8,388)	32,496	(7,721)

Net cash used for investing activities	(33,110)	(20,543)	(6,511)	(35,359)

Cash flows from financing activities:
Payments on capital leases	(34)	(2,968)	(5,197)	(6,662)
Payments on notes payable	—	—	(2,143)	(1,641)
Repayment of notes receivable from stockholders	—	1,653	6	—
Proceeds from exercises of stock options	8,971	6,962	2,930	84
Proceeds from employee stock purchase plan	1,679	1,862	516	431
Repurchases of common stock and option shares exercised	(40,002)	(7,777)	(3,592)	(61)

Net cash used for financing activities	(29,386)	(268)	(7,480)	(7,849)

Change in cash and cash equivalents	(14,604)	44,295	(18,544)	(141,425)
Cash and cash equivalents, beginning of period	85,838	41,543	60,087	201,512

Cash and cash equivalents, end of period	$71,234	$85,838	$41,543	$60,087

Supplemental disclosure of cash flows:
Cash paid for interest	$1	$86	$547	$1,416
Cash paid for income taxes	250	225	—	—
Supplemental disclosure of non-cash investing and financing activities:
Stock option tax benefits recognized in connection with the release of the deferred tax valuation allowance	$15,006	$3,720	$—	$—
Reduction in goodwill in connection with the release of the deferred tax valuation allowance	1,399	—	—	—
Notes receivable from stockholders in connection with the exercise of stock options	—	—	700	—
Issuance of common stock and options assumed for acquisitions	—	—	81,266	49,802

The accompanying notes are an integral part of these consolidated financial statements.

1.     DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. ("United Online" or the "Company") is the nation's leading provider of value-priced Internet access services. The Company's access services, currently offered through the NetZero, Juno and BlueLight Internet brands, are available in more than 6,500 cities across the United States and Canada. In addition, the Company offers marketers numerous online advertising products as well as online market research and measurement services. The Company is headquartered in Westlake Village, California, with additional offices in New York, New York; San Francisco, California; San Jose, California; and Hyderabad, India.

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

        Juno started offering pay access services in 1998, and NetZero began offering pay access services in January 2001. The NetZero and Juno pay access services differ from their respective free access services in that the hourly and certain other limitations set for the free services do not apply. In addition, the free access services incorporate a number of advertising initiatives, including a persistent on-screen advertising banner, which are not included on the pay access services. United Online does not currently offer free access services under the BlueLight Internet brand. United Online's standard pay access services are offered through various pricing plans, generally $9.95 per month. The Company also offers accelerated dial-up services for an additional monthly charge of $5.00, or a total charge of $14.95, per month. The Company's accelerated services utilize compression, caching and other technologies that reduce the time for certain Web pages to download to users' computers when compared to its standard dial-up services. Recently, NetZero and Juno began offering two premium email services with expanded features and storage capabilities for $9.95 or $24.95 per year.

        From inception through the fiscal year ending June 30, 2002, the Company and NetZero, as the Company's predecessor, incurred operating losses and reported negative operating cash flows. In the year ended June 30, 2003, the Company reported operating income and positive cash flows from operations. For the six months ended December 31, 2003, the Company reported operating income and cash flows from operations of $32.6 million and $47.9 million, respectively. At December 31, 2003, the Company had cash and cash equivalents of $71.2 million and short-term investments of $132.5 million. The Company has no material long-term financial commitments other than for operating leases and telecommunications agreements (see Note 11). The Company believes that its existing cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures and other obligations through at least the next twelve months. However, additional capital may be needed in order to fund the Company's operations, expand marketing activities, develop new or enhance existing services or products, respond to competitive pressures or acquire complementary services, businesses or technologies.

Basis of Presentation

        On December 18, 2003, the Company's Board of Directors approved a change in the Company's fiscal year from June 30 to December 31. The accompanying consolidated financial statements for the six months ended December 31, 2003 and the year ended June 30, 2003 include United Online and its wholly-owned subsidiaries. The consolidated financial statements for the year ended June 30, 2002 reflect the historical consolidated financial results of NetZero, as predecessor to United Online, prior to the Merger and the consolidated results of United Online subsequent to the Merger. As a result, the results of operations presented for the years ended June 30, 2002 and 2001 do not include the results of Juno prior to September 25, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

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

        Cash, Cash Equivalents and Short-Term Investments—The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which have a maturity date within ninety days from the date of purchase. The Company's short-term investments consist of available-for-sale securities with original maturities exceeding ninety days. Consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified these securities, all of which have readily determinable fair values and are highly liquid, as short term because the sale of such securities may be required prior to maturity to implement management's strategies. The Company has short-term investments primarily in U.S. commercial paper, U.S. Government or U.S. Government Agency obligations and money market funds. The minimum long-term credit rating is A, and if a long-term rating is not available, the Company requires a minimum short-term credit rating of A1 and P1. The Company's short-term investments are reported at fair value, with unrealized gains and losses, net of taxes, recorded in accumulated other comprehensive income in the consolidated statements of stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense. The Company had no material realized gains or losses during the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001. Significant fluctuations in short-term interest rates could have a material impact on interest income and unrealized gains and losses from the Company's investment portfolio.

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

        Restricted Cash—Restricted cash consists of cash equivalents pledged as collateral for outstanding letters of credit, which in general collateralize the Company's obligations for operating leases and amounts held in escrow related to telecommunications purchase commitments. At December 31, 2003, the Company did not have any restricted cash.

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

        At December 31, 2003, three customers comprised approximately 25%, 16% and 10% of the consolidated accounts receivable balance. At June 30, 2003, two customers comprised approximately 23% and 21% of the consolidated accounts receivable balance. At June 30, 2002, one customer comprised approximately 17% of the consolidated accounts receivable balance. For the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, the Company did not have any individual customers that comprised more than 10% of total revenues. During fiscal 2001, three customers comprised approximately 20%, 14% and 10% of revenues, respectively.

        At December 31, 2003 and June 30, 2003 and 2002, the majority of the Company's cash and cash equivalents was maintained with three major financial institutions in the United States. Deposits with these institutions generally exceed the amount of insurance provided on such deposits.

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

        In testing for a potential impairment of goodwill, the estimated fair value of the Company is compared with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the Company is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our pay subscriber base, software and technology and patents and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with SFAS No. 142, the Company performed a goodwill impairment test during the June 2003 quarter and concluded that, at that time, there was no impairment of goodwill. There were no events or changes in circumstances that triggered an impairment test in the six months ended December 31, 2003.

        The Company recorded a $1.4 million reduction in goodwill during the December 2003 quarter in connection with the release of the deferred tax valuation allowance (see Note 4).

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

        Revenue Recognition—The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to its billable services and advertising products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

        Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. The Company's pay subscribers generally pay in advance for their service by credit card, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from users are recorded on the balance sheet as deferred revenue. The Company offers alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include electronic check payment, payment by personal check or money order or through a local telephone company. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

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

        Cost of Billable Services—Cost of billable services includes direct costs of billable services and costs that have been allocated to billable services based on the aggregate hourly usage of pay subscribers as a percentage of total hours used by active users. Direct costs consist of costs related to providing technical support, customer billing and billing support to pay subscribers. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company's network and data centers, and depreciation of network computers and equipment.

        Cost of Free Services—Cost of free services includes direct costs incurred in providing certain technical and customer support services to free access users as well as costs that have been allocated to free services based on the aggregate hourly usage of free access users as a percentage of total hours used by the Company's active access users. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company's network and data centers, and depreciation of network computers and equipment.

        Sales and Marketing—Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new pay subscribers, personnel-related expenses for sales and marketing personnel and telemarketing costs incurred to acquire pay subscribers, retain pay subscribers and up sell pay subscribers to add-on services, such as our accelerated dial-up services. The Company has expended significant amounts on sales and marketing, including national branding campaigns comprised of television, Internet, sponsorships, radio, print and outdoor advertising. Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expense for the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001 was $57.6 million, $67.7 million, $25.4 million and $40.3 million, respectively.

        Product Development Costs—Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel-related expenses for the software engineering department and the costs associated with operating the Company's facility in India. Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's services are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over their estimated useful lives, generally three years or less.

        General and Administrative—General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources and internal customer support personnel. In addition, general and administrative expenses include fees for professional legal and accounting services, non-income taxes, insurance, and occupancy and other overhead-related costs, as well as the expenses incurred and credits received as a result of certain legal settlements.

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

        As required by SFAS No. 148, the following provides pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied.

        For each option granted up to and including September 23, 1999, the Company calculated the minimum fair value on the date of grant using the minimum value option-pricing model as prescribed by SFAS No. 123. The fair value of the options granted subsequent to September 23, 1999 has been estimated at the date of grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions: :

		Year Ended June 30,
	Six Months Ended December 31, 2003
		2003	2002	2001
Risk-free interest rate	3%	2%	4%	5%
Expected life (in years)	5	5	5	5
Dividend yield	0%	0%	0%	0%
Volatility	107%	110%	110%	120%

        If the fair value based method had been applied in measuring stock-based compensation expense, the pro forma effect on net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

		Year Ended June 30,
	Six Months Ended December 31, 2003
		2003	2002	2001
Net income (loss), as reported	$33,327	$27,792	$(47,810)	$(205,756)
Add: Stock-based charges included in net income (loss)	—	107	6,417	19,287
Deduct: Total stock-based charges determined under fair value-based method for all awards, net of tax	(12,510)	(21,600)	(34,302)	(62,660)

Pro forma net income (loss)	$20,817	$6,299	$(75,695)	$(249,129)

Net income (loss) per share—basic, as reported	$0.52	$0.45	$(0.90)	$(6.03)

Net income (loss) per share—basic, pro forma	$0.32	$0.10	$(1.42)	$(7.30)

Net income (loss) per share—diluted, as reported	$0.48	$0.41	$(0.90)	$(6.03)

Net income (loss) per share—diluted, pro forma	$0.30	$0.09	$(1.42)	$(7.30)

        The weighted average grant-date fair value of options granted was $16.29, $13.04, $2.05 and $6.70 per share for the six months ended December 31, 2003 and the years ended June 30, 2003, 2002, and 2001, respectively.

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

        Stock Splits—On September 24, 2003, the Company announced that its Board of Directors had declared a 3-for-2 split of the Company's common stock. The split was effected in the form of a stock dividend. The new shares were issued on October 31, 2003, and the shares began trading on NASDAQ on a post-split basis on November 3, 2003. All prior period share and per share amounts herein have been restated to account for the stock dividend.

        In connection with the Merger completed on September 25, 2001, NetZero common stockholders received 0.2000 of a share of United Online common stock for each share of NetZero common stock they owned, and Juno common stockholders received 0.3570 of a share of United Online common stock for each share of Juno common stock they owned. All prior period share and per share amounts herein have been restated to account for the NetZero share conversion.

Recent Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 in the March 2003 quarter did not have any impact on the Company's financial position, results of operations or cash flows because the Company has elected not to adopt the fair value-based method of accounting for stock-based employee compensation.

        In January 2003, the EITF issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, with early application of this consensus permitted. The adoption of EITF Issue No. 00-21 in the September 2003 quarter did not have a material impact on the Company's financial position, results of operations or cash flows.

        In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 in the December 2003 quarter did not have any impact on the Company's financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 in the September 2003 quarter did not have any impact on the Company's financial position, results of operations or cash flows.

        In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in the December 2003 quarter did not have any impact on the Company's financial position, results of operations or cash flows.

2.    ACQUISITIONS

Simpli.com, Inc.

        In August 2000, the Company acquired Simpli.com, Inc. ("Simpli") in a stock and cash transaction. Simpli was a targeted marketing infrastructure and search technology company. Pursuant to the terms of the agreement, the Company issued approximately 750,000 shares of common stock and paid $2.6 million in cash. The transaction was accounted for under the purchase method and, accordingly, the results of operations of Simpli have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $23.5 million. The excess purchase price was comprised of approximately $8.7 million of goodwill, $8.4 million of deferred stock-based charges and $6.4 million of identifiable intangible assets all of which were being amortized over periods ranging from two-to-three years. During fiscal 2001, the Company identified indications of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets, related to the acquisition of Simpli (see Note 4).

        In April 2002, the Company sold the remaining assets related to the Simpli acquisition for a 9.9% equity interest in the acquiring company, which was valued at $0.8 million and resulted in a loss of $0.7 million. In June 2003, the Company's equity interest in the acquiring company was sold for $0.8 million.

RocketCash Corporation

        In September 2000, the Company acquired RocketCash Corporation ("RocketCash"), an online commerce company, in a stock-for-stock transaction. Pursuant to the terms of the agreement, the Company issued approximately 1.5 million shares of common stock and options to purchase common stock. The transaction was accounted for under the purchase method and, accordingly, the results of operations of RocketCash have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net liabilities acquired amounted to approximately $30.2 million. The excess purchase price was comprised of approximately $18.1 million of goodwill, $9.0 million of identifiable intangible assets and $3.1 million of deferred stock-based charges all of which were being amortized over periods ranging from two-to-four years. During fiscal 2001, the Company identified indications of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets, related to the acquisition of RocketCash (see Note 4).

        In August 2001, the Company completed the sale of substantially all of the remaining assets related to the RocketCash acquisition. The transaction resulted in net cash proceeds to the Company of approximately $1.2 million and a gain on sale of approximately $1.0 million.

Freeinternet.com, Inc.

        In November 2000, the Company acquired certain assets of Freeinternet.com, Inc. ("Freei") for approximately $4.7 million. Assets acquired included the domain names "Freeinternet.com", "Freeinet.com" and "Freei.net", certain proprietary rights, certain fixed assets, and the rights to market NetZero's service to Freei's users. The assets acquired have been included in the consolidated balance sheet of the Company at their fair market value since the date of acquisition and were amortized generally over a two-year period. During fiscal 2001, the Company identified indications of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets, related to the acquisition of Freei (see Note 4).

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

Fair value of common stock issued and options assumed	$81,266
Acquisition costs	7,978

Total purchase price	$89,244

        The following table summarizes the net assets acquired in connection with the Merger (in thousands):

Asset Description	Estimated Fair Value	Estimated Amortizable Life	Weighted Average Amortizable Life
Net tangible assets acquired:
Cash	$34,672
Other current assets	7,626
Other assets	6,906
Accounts payable and accrued liabilities	(19,460)
Other liabilities	(11,240)

Total net tangible assets acquired	18,504

Intangible assets acquired:
Pay subscribers and free users	53,700	1-4 years	3.7 years
Software and technology	3,600	4-5 years	4.5 years
Patents and trademarks	2,300	5-7 years	6.0 years
Other	200	1 year	1 year

Total intangible assets acquired	59,800

Goodwill	10,940

Total purchase price	$89,244

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

        Immediately following the Merger, United Online reduced Juno's workforce by 49 employees and recorded employee termination benefit charges of $3.8 million. Of the 49 employees terminated, 35 were in general and administrative, 11 were in sales and marketing and the remaining 3 were in product development functions. Early contract termination fees relate to costs incurred to exit redundant contracts with no future benefits to the combined operations. At June 30, 2002, all employee termination benefits, investment banking, accounting and legal fees and contractual termination fees had been paid with no related liabilities remaining.

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

4.     BALANCE SHEET COMPONENTS

Short-Term Investments

        Short-term investments consist of the following (in thousands):

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$39,321	$917	$(5)	$40,233
Government agencies	91,083	1,183	(10)	92,256

Total	$130,404	$2,100	$(15)	$132,489

	June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$48,513	$1,721	$(41)	$50,193
Government agencies	54,441	1,756	—	56,197

Total	$102,954	$3,477	$(41)	$106,390

	June 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$35,252	$398	$(132)	$35,518
Government agencies	61,545	749	—	62,294

Total	$96,797	$1,147	$(132)	$97,812

        Gross unrealized gains are presented net of tax in accumulated other comprehensive income on the consolidated balance sheets. The Company had no material realized gains or losses from the sale of investments in the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001.

        Maturities of short-term investments were as follows (in thousands):

	December 31, 2003		June 30, 2003		June 30, 2002
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$41,581	$41,861	$29,417	$29,770	$30,398	$30,552
Maturing between 1 year and 4 years	88,823	90,628	73,537	76,620	66,399	67,260

Total	$130,404	$132,489	$102,954	$106,390	$96,797	$97,812

Property and Equipment

        Property and equipment consists of the following (in thousands):

		June 30,
	December 31, 2003
		2003	2002
Computer software and equipment	$54,535	$53,530	$52,961
Furniture and fixtures	6,911	6,951	6,568

	61,446	60,481	59,529
Less: accumulated depreciation	(48,018)	(48,946)	(43,029)

Total	$13,428	$11,535	$16,500

        Depreciation expense for the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001 was $3.1 million, $11.1 million, $18.3 million and $16.3 million, respectively. At December 31, 2003 and June 30, 2003, assets under capital leases and the related accumulated amortization were not material. At June 30, 2002, assets under capital leases and the related accumulated amortization were $16.1 million and $12.9 million, respectively.

Goodwill and Intangible Assets

        There were no changes in the carrying amount of goodwill for the years ended June 30, 2003 and 2002. The change in goodwill for the six months ended December 31, 2003 is as follows (in thousands):

Balance at June 30, 2003	$10,940
Recognition of acquired deferred tax assets	(1,399)

Balance at December 31, 2003	$9,541

        Intangible assets consist of the following (in thousands):

	December 31, 2003
	Cost	Accumulated Amortization	Net
Pay subscribers and free users	$61,200	$(34,450)	$26,750
Software and technology	3,750	(1,870)	1,880
Patents, trademarks and other	4,639	(2,542)	2,097

Total	$69,589	$(38,862)	$30,727

	June 30, 2003
	Cost	Accumulated Amortization	Net
Pay subscribers and free users	$61,200	$(27,387)	$33,813
Software and technology	3,750	(1,440)	2,310
Patents, trademarks and other	4,639	(2,107)	2,532

Total	$69,589	$(30,934)	$38,655

	June 30, 2002
	Cost	Accumulated Amortization	Net
Pay subscribers and free users	$53,700	$(12,712)	$40,988
Software and technology	3,600	(600)	3,000
Patents, trademarks and other	4,404	(1,213)	3,191

Total	$61,704	$(14,525)	$47,179

        Amortization expense for the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001 was $7.9 million, $16.4 million, $14.2 million and $16.8 million, respectively.

        Estimated future amortization expense at December 31, 2003 is as follows (in thousands):

Year Ending December 31,
2004	$15,855
2005	12,438
2006	2,146
2007	288

Total	$30,727

        Intangible assets at December 31, 2003 consist primarily of pay subscribers and software and technology related to the Merger and the acquisition of the Internet access assets of BlueLight. The Merger and the acquisition of the Internet access assets of BlueLight were accounted for under the purchase method (see Note 2). Amortization of intangible assets is provided for on the straight-line basis over the estimated useful lives of the assets, which range from one to seven years. Goodwill acquired in connection with the Merger is not being amortized in accordance with the provisions set forth in SFAS No. 142 (see Note 2).

        During the March 2001 quarter, the Company identified indications of possible impairment of its long-lived assets, principally goodwill and other acquired intangible assets related to the acquisitions of AimTV, Simpli, RocketCash and Freei (see Note 2). Specific events and changes in circumstances that precipitated the impairment included the following:

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

        The Company determined the fair value of the impaired assets using the discounted cash flow method and considered data provided by the market comparison method to verify the results of the discounted cash flow method. The results of the market comparison method served, in general, as supporting evidence for the conclusions derived from the discounted cash flow analysis, which indicated a substantial decrease in the fair value of goodwill and other identifiable intangible assets associated with the Company's free Internet access service. The market data indicated a substantial and sustained decrease in market valuations for publicly traded Internet-related companies. Market data related to private company transactions indicated a substantial decrease in both the average transaction price and the number of transactions completed. Further, market data indicated an increase in the number of Internet companies that had recently ceased operations. In aggregate, the market data demonstrated substantially decreased valuations and liquidity and increased risk associated with Internet companies and related technologies.

        An impairment of goodwill and intangible assets totaling $48.6 million was recorded during the year ended June 30, 2001, reflecting the amount by which the carrying amount of the assets exceeded their respective fair values. The impairment consisted of $33.5 million for goodwill and $15.1 million of other acquired intangible assets. No impairment of goodwill or other acquired intangible assets was recorded during the six months ended December 31, 2003 or the years ended June 30, 2003 or 2002.

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

		June 30,
	December 31, 2003
		2003	2002
Employee compensation and related expenses	$8,205	$11,224	$6,950
Subscriber referral fees	4,281	4,281	3,557
Other	1,542	1,568	705

Total	$14,028	$17,073	$11,212

Notes Payable

        During the year ended June 30, 2002, the Company repaid all of its notes payable obligations. The weighted average interest rate associated with notes payable was 14% for the years ended June 30, 2002 and 2001.

Line of Credit

        In December 2003, United Online obtained a one-year $25 million unsecured revolving line of credit from a bank that expires in December 2004. This facility is available for general corporate purposes and the interest rates on borrowings are based on current market rates. The line of credit contains covenants pertaining to the maintenance of a minimum quick ratio, minimum cash balances with the lender and minimum profitability levels. The line of credit provides additional working capital to support the Company's growth and overall business strategy. At December 31, 2003, a $0.7 million letter of credit in connection with one of the Company's leased facilities was outstanding, reducing the amount available under the line of credit and restricted cash previously held as collateral.

5.     RELATED-PARTY TRANSACTIONS

        In February 2002, the Company's Board of Directors authorized loans to five officers for a total of $700,000, which was used to exercise 572,000 stock options. In the June 2003 quarter, all five loans were repaid in full. The principal balance of the notes accrued interest at annual rates ranging from prime plus 1% to prime plus 2%, which was payable at the end of each calendar quarter. The terms of the notes required the principal balance of the notes to be paid in full on February 5, 2007. Additionally, under the terms of the notes, the entire principal balance and any accrued interest were to become due and payable 90 days following the termination of employment with the Company. The notes, which were classified as a component of stockholders' equity, were full recourse obligations and secured by the underlying shares.

        During the year ended June 30, 1999, the Company loaned two officers a total of $1,029,000, which was used to exercise approximately 2,246,000 stock options. In the June 2003 quarter, both loans were repaid in full. The principal balance of the notes accrued interest at 4.83% and 5.28% per annum, respectively, and the notes were to become due on March 20, 2004 and April 16, 2004, respectively, unless paid earlier. The notes, which were classified as a component of stockholders' equity, were full recourse to the officers and secured by the underlying shares.

        During the year ended June 30, 2001, a shareholder of the Company and certain of its affiliates purchased $1.3 million in banner advertisements.

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

Stockholders' Rights Plan

        On November 15, 2001, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock. The dividend was paid on November 26, 2001 to the stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one unit consisting of one one-thousandth of a share of its Series A junior participating preferred stock at a price of $25 per unit. On April 29, 2003, the Board of Directors voted to amend the purchase price per unit from $25 to $140. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer which results in a person owning 15% or more of the Company's common stock. The Company generally will be entitled to redeem the rights at $0.0007 per right at any time until 10 days after a public announcement that a 15% position in the Company's common stock has been acquired or that a tender or exchange offer which would result in a person owning 15% or more of the Company's common stock has commenced. The rights expire on November 26, 2011.

Preferred Stock

        The Company has 5.0 million shares of preferred stock authorized with a par value of $0.0001, of which 300,000 shares are designated as Series A junior participating preferred stock. At December 31, 2003 and June 30, 2003 and 2002, the Company had no shares issued or outstanding.

Common Stock Subject to Repurchase

        At December 31, 2003 and June 30, 2003, 2002 and 2001 there were 237,000, 294,000, 723,000 and 2,676,000 shares, respectively, of common stock that were subject to repurchase. At December 31, 2003 and June 30, 2003, 2002 and 2001, there were 237,000, 294,000, 723,000 and 1,358,000 shares, respectively, related to unvested stock option exercises. At June 30, 2001, there were 1,318,000 shares related to unvested shares under restricted stock agreements.

Common Stock Repurchase Program

        On May 26, 2001, the Company's Board of Directors authorized a common stock repurchase program that allowed the Company to repurchase, from time-to-time, up to $10 million of common stock over a one-year period. On July 11, 2002, the Board of Directors extended the share repurchase program to $33.5 million through May 31, 2003. On July 29, 2003, the Board of Directors extended the share repurchase program to $100 million through July 31, 2004. The Company may repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. At December 31, 2003, the Company may repurchase additional shares up to $48.7 million under the terms of the share repurchase program.

        Share repurchases under the common stock repurchase program were as follows (in thousands):

Period	Shares Repurchased	Average Price Paid per Share
August 2001	138	$1.67
November 2001	469	1.77
February 2002	727	3.38
August 2002	288	7.51
February 2003	193	9.43
May 2003	281	13.51
November 2003	2,024	19.76

Total	4,120	$12.45

7.     NET INCOME (LOSS) PER SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per share for the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001 (in thousands, except per share amounts):

	Six Months Ended December 31, 2003	Year Ended June 30,
		2003	2002	2001
Numerator:
Net income (loss)	$33,327	$27,792	$(47,810)	$(205,756)

Denominator:
Weighted average common shares—basic	64,419	62,148	54,841	37,122
Adjustment to weighted average for common shares subject to repurchase	(256)	(460)	(1,532)	(3,010)

Adjusted weighted average common shares—basic	64,163	61,688	53,309	34,112

Effect of dilutive securities:
Stock options, restricted shares, warrants and employee stock purchase plan shares	5,341	5,386	—	—

Weighted average common shares—diluted	69,504	67,074	53,309	34,112

Net income (loss) per share—basic	$0.52	$0.45	$(0.90)	$(6.03)

Net income (loss) per share—diluted	$0.48	$0.41	$(0.90)	$(6.03)

        The diluted per share computations exclude options, unvested common stock and warrants, which are antidilutive. The number of antidilutive shares at December 31, 2003 and June 30, 2003, 2002 and 2001 was 1.1 million, 4.8 million, 15.2 million and 4.5 million, respectively.

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

9.     INCOME TAXES

        For the six months ended December 31, 2003, the Company recorded a tax provision of $1.7 million on pre-tax income of $35.0 million, resulting in an effective tax rate of 4.9%. The effective tax rate differs from the statutory tax rate primarily due to the release of valuation allowance attributable to the expected utilization of net operating loss and tax credit carryforwards in the years ending December 31, 2004 and 2005, offset by state income taxes. In September 2002, the State of California enacted legislation that suspends the utilization of net operating loss carryforwards to offset current taxable income for a two-year period beginning in the year ended June 30, 2003. As a result, the Company recorded a California state income tax provision for the period.

        For the year ended June 30, 2003, the Company recorded a tax benefit of $1.8 million on pre-tax income of $26 million for an effective tax rate benefit of 6.9%. The effective tax rate benefit differs from the statutory tax rate primarily due to the release of valuation allowance attributable to the actual utilization of net operating loss carryforwards, the benefit of which had not been previously recognized, as well as the expected utilization of net operating loss and tax credit carryforwards in the period ended June 30, 2004, offset by state income taxes.

        In the years ended June 30, 2002 and 2001, the Company generated pre-tax losses of $47.8 million and $205.8 million, respectively, and as a result, did not record a provision or benefit for income taxes.

        The provision (benefit) for income taxes for the six months ended December 31, 2003 and the year ended June 30, 2003 is comprised of the following (in thousands):

	Six Months Ended December 31, 2003	Year Ended June 30, 2003
Current:
Federal	$6,038	$—
State	1,313	2,555

	7,351	2,555

Deferred:
Federal	(4,948)	(3,473)
State	(684)	(863)

	(5,632)	(4,336)

Provision (benefit) for income taxes	$1,719	$(1,781)

        Components of the deferred tax assets, liabilities and related valuation allowance at December 31, 2003 and June 30, 2003 and 2002 are as follows (in thousands):

	December 31, 2003	June 30, 2003	June 30, 2002
Deferred tax assets:
Net operating loss carryforwards	$114,804	$104,705	$110,482
Equity compensation	—	—	6,532
Depreciation and amortization	6,195	7,556	9,454
Other	3,078	5,454	4,368

Total deferred tax assets	124,077	117,715	130,836
Less: valuation allowance	(87,212)	(95,423)	(110,360)

Total deferred tax assets	36,865	22,292	20,476
Deferred tax liabilities:
Amortization of acquired intangible assets	(10,052)	(13,243)	(20,476)
Other	(440)	(993)	—

Deferred tax liabilities	(10,492)	(14,236)	(20,476)

Net deferred tax assets	$26,373	$8,056	$—

        The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate (in thousands):

	Six Months Ended December 31, 2003	Year Ended June 30,
		2003	2002	2001
Taxes on income at the statutory federal rate	$12,266	$9,104	$(16,734)	$(72,015)
State income taxes, net of federal tax benefits	408	1,100	—	—
Non-deductible acquisition-related costs	—	—	4,955	22,911
Other differences, net	252	222	54	—
Change in valuation allowance	(11,207)	(12,207)	11,725	49,104

Provision (benefit) for income taxes	$1,719	$(1,781)	$—	$—

        The increase in the Company's net deferred tax assets during the six months ended December 31, 2003 of $10.1 million is primarily attributable to additional net operating loss carryforwards that are available to offset future taxable income as a result of the issuance of Notice 2003-65 by the Internal Revenue Service, partially offset by the utilization of net operating loss carryforwards and a change in deferred tax liabilities during the period. Pursuant to Notice 2003-65, taxpayers were permitted to modify the calculation of the annual limitation associated with acquired net operating loss carryforwards under Internal Revenue Code section 382. As a result, the Company increased its net deferred tax asset.

        The $6.9 million decrease in the Company's net deferred tax assets during the year ended June 30, 2003 is primarily attributable to the current utilization of net operating loss carryforwards offset by the change in deferred tax liabilities during the year.

        The decrease in the valuation allowance of $8.2 million during the six months ended December 31, 2003 is primarily due to the expected utilization of net operating loss and tax credit carryforwards for the years ending December 31, 2004 and 2005, offset by the additional net operating loss carryforwards that are available to offset taxable income in the years ending December 31, 2006 and 2007, pursuant to Notice 2003-65, for which the associated benefit is not more likely than not to be realized. The decrease in the valuation allowance of $15 million during the year ended June 30, 2003 was due to the actual utilization of net operating loss and tax credit carryforwards during the year ended June 30, 2003 as well as the expected utilization of net deferred assets for the year ended June 30, 2004.

        Consistent with the prior periods, in determining the need for a valuation allowance at December 31, 2003, the Company reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382, future income projections and potential tax-planning strategies. Based upon the Company's assessment of all available evidence, it concluded that, with the exception of the net deferred tax assets that are expected to be utilized through December 31, 2005, it is not more likely than not that the remaining deferred tax assets will be realized. This conclusion is based primarily on the Company's history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, annual net operating loss limitations under Section 382 of the Code and the need to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets. The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is reasonably possible that the Company may release all, or a portion, of the remaining valuation allowance in the near term. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Additionally, any such release may result in the further reduction of goodwill and intangible assets acquired in connection with the Merger. Of the $87.2 million of valuation allowance recorded at December 31, 2003, approximately $31.9 million is attributable to the deferred tax assets acquired in connection with the Merger.

        At December 31, 2003, the Company had net operating loss and tax credit carryforwards for federal and state income tax purposes of approximately $272 million and $324 million, respectively, which begin to expire in 2018 and 2005, respectively. These carryforwards have been adjusted to reflect the limitations under Section 382 of the Code resulting from the Merger. The Company has also claimed income tax deductions from the exercise of certain stock options and the related sale of common stock by employees. At December 31, 2003, the total benefit associated with these stock option deductions was approximately $23.5 million and has been credited directly to additional paid-in capital.

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

Option Plans

        In September 2001, the Board of Directors adopted the United Online, Inc. 2001 Stock Incentive Plan (the "2001 SIP"). The 2001 SIP is a shareholder-approved plan under which nonstatutory and incentive stock options, as well as direct stock issuances, may be granted to employees, officers, directors and consultants of the Company. An aggregate of 16.0 million shares have been reserved under the 2001 SIP, of which 0.4 million shares were available for future grant at December 31, 2003, and 10.5 million options were outstanding at December 31, 2003.

        In September 2001, the Board of Directors also adopted the United Online, Inc. 2001 Supplemental Stock Incentive Plan (the "2001 SSIP" and, together with the 2001 SIP, the "Plans"). The 2001 SSIP is a non-shareholder approved plan under which nonstatutory stock option grants or direct stock issuances may be made to employees of the Company (or any parent or subsidiary corporation) who are neither officers, nor Board members at the time of the option grant or direct issuance. The 2001 SSIP, in general, provides for the issuance of stock and stock options at the fair market value per share of common stock on the option grant date. An aggregate of 4.0 million shares have been reserved under the 2001 SSIP, of which 33,000 shares were available for future grant at December 31, 2003, and 2.7 million options were outstanding at December 31, 2003.

        Options granted to employees under the Plans generally vest over a three or four-year period. Options granted to directors generally vest over a nine-month to three-year period, either monthly or annually. Option grants expire after ten years unless cancelled earlier due to termination of employment or Board service. Certain grants are immediately exercisable for unvested shares of common stock, with the unvested portion of the shares remaining subject to repurchase by the

Company at the exercise price until the vesting period is complete. The Company had 0.2 million unvested shares of common stock issued and outstanding under the Plans at December 31, 2003, which were subject to repurchase by the Company at a weighted average exercise price of $1.23.

        The following table summarizes activity under the Plans during the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001 (in thousands, except per share amounts):

	Number of Shares	Price Per Share	Weighted Average Exercise Price
Options outstanding at July 1, 2000	2,571	$0.10 - $118.54	$43.07
Assumed in connection with acquisitions	65	0.03 - 2.33	1.67
Granted	3,717	1.67 - 26.47	7.93
Exercised	(77)	0.10 - 2.90	1.13
Canceled	(1,767)	0.33 - 115.00	41.39

Options outstanding at June 30, 2001	4,509	0.03 - 118.54	14.87
Assumed in connection with acquisition	4,812	0.84 - 84.03	12.46
Granted	9,591	1.23 - 8.01	2.55
Exercised	(1,640)	0.33 - 5.04	2.26
Canceled	(2,055)	0.03 - 115.00	11.92

Options outstanding at June 30, 2002	15,217	0.11 - 118.54	7.83
Granted	3,306	5.73 - 17.97	16.42
Exercised	(2,682)	0.11 - 16.81	2.63
Canceled	(1,106)	0.84 - 75.42	16.29

Options outstanding at June 30, 2003	14,735	0.11 - 118.54	9.98
Granted	292	16.73 - 27.47	20.69
Exercised	(1,698)	0.84 - 24.27	5.22
Canceled	(122)	1.23 - 72.29	9.25

Options outstanding at December 31, 2003	13,207	$0.11 - $118.54	$10.83

        Options granted during the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002 did not result in any deferred stock-based charges. Options granted and restricted stock issued (excluding restricted stock issued in connection with acquisitions) during the year ended June 30, 2001 resulted in total deferred stock-based charges of $7.8 million, which was included in deferred stock-based charges in stockholders' equity. Deferred stock-based charges are amortized over the service period. During the years ended June 30, 2003, 2002 and 2001, compensation expense included in the statement of operations amounted to $0.1 million, $3.4 million and $8.5 million, respectively. At June 30, 2003, deferred stock-based charges were fully amortized.

        Additional information with respect to the outstanding options at December 31, 2003 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable		Options Exercised Subject to Repurchase
Prices	Number of Shares	Weighted Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
$0.11 - $1.27	3,744	7.7	$1.22	2,785	$1.22	237	$1.23
1.53 - 3.33	1,377	7.0	3.00	1,138	3.08	—	—
3.43 - 5.77	2,842	8.1	5.38	1,981	5.56	—	—
5.97 - 9.19	349	8.4	7.89	112	7.85	—	—
9.34 - 13.17	368	7.1	11.40	290	11.32	—	—
13.33 - 18.33	3,281	9.1	17.83	2,230	17.85	—	—
18.40 - 30.00	481	7.6	23.99	253	26.00	—	—
30.11 - 43.33	298	5.9	37.97	282	36.08	—	—
44.59 - 118.54	467	6.0	65.90	432	66.31	—	—

$0.11 - $118.54	13,207	7.9	$10.83	9,503	$11.35	237	$1.23

        The number of option shares exercisable at June 30, 2003, 2002 and 2001 were 10.3 million, 8.0 million and 0.9 million, respectively with weighted average exercise prices of and $10.61, $9.53 and $14.87, respectively.

        No stock-based charges were recognized during the six months ended December 31, 2003. The following table summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

	Year Ended June 30,
	2003	2002	2001
Operating expenses:
Cost of billable services	$8	$99	$29
Cost of free services	—	60	353
Sales and marketing	20	548	5,442
Product development	6	1,785	6,267
General and administrative	73	3,925	7,196

Total stock-based charges	$107	$6,417	$19,287

Acceleration of Stock Options and Restricted Stock Awards

        In July 2000, certain employees and officers were granted restricted stock awards totaling approximately 0.5 million shares of common stock. The shares of common stock subject to such awards vested ratably over twelve quarterly installments beginning in August 2000. In connection with the award, the Company recorded deferred stock-based charges of approximately $7.8 million. In October 2001, the Board of Directors authorized that the remaining unvested restricted stock awards immediately become fully vested. As a result, approximately 0.3 million shares of restricted common stock became vested, and the remaining balance of $1.5 million in deferred stock-based charges was expensed.

        In March 2002, the Board of Directors authorized the acceleration of approximately 0.8 million previously unvested stock options and restricted stock awards for six employees, including four officers. In connection with this acceleration, the Company recorded a stock-based charge of $1.3 million.

        In April 2002, approximately 0.1 million shares of restricted common stock became vested in connection with the sale of Simpli (see Note 2). In connection with this acceleration, the Company recorded a stock-based charge of $0.6 million.

Employee Stock Purchase Plan

        The Company has a 2001 Employee Stock Purchase Plan ("ESPP"), which expires in the year 2011, and under which an aggregate of 3.0 million shares of the Company's common stock have been authorized and reserved for issuance. Under the ESPP, each eligible employee may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock on two "purchase dates" each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee's entry date into the two-year offering period in which the purchase date occurs or (ii) the closing selling price per share on the purchase date. Each offering period has a twenty-four month duration and purchase intervals of six months.

        During the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001, approximately 0.5 million, 0.9 million, 0.3 million and 0.1 million shares were purchased under the Company's ESPP at weighted average purchase prices of $3.16, $1.99, $1.44 and $2.93 per share, respectively. At December 31, 2003, there were approximately 1.2 million shares available for future issuance. The weighted average fair value of ESPP shares purchased during the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001 were $2.21, $1.29, $0.82 and $8.20 per share, respectively.

Equity Awards

        In January 2004, the Board of Directors issued 575,000 restricted stock shares at par value to certain of the Company's executive officers. The shares vest entirely at the end of the four-year period from the date of grant. In connection with these shares, the Company will record deferred stock-based compensation of $11.4 million, which will be amortized on a straight-line basis over a four-year period.

        In January 2004, the Compensation Committee of the Board of Directors approved stock option grants of 1.2 million shares to the Company's executive officers. The shares are immediately exercisable, vest over a three-year period from the date of grant and have an exercise price of $18.70.

        In January 2004, the Compensation Committee of the Board of Directors approved stock option grants of 0.1 million shares to the members of the Board. The shares are immediately exercisable, vest monthly over a one-year period from the date of grant and have an exercise price of $18.70.

11.   COMMITMENTS AND CONTINGENCIES

        The Company's financial commitments, including its operating leases and purchase commitments for telecommunications and media are as follows (in thousands):

		Year Ending December 31,
Contractual Obligations
	Total	2004	2005	2006	2007	2008	Thereafter
Operating leases	$13,804	$2,721	$2,831	$2,501	$2,097	$2,110	$1,544
Telecommunications purchases	29,729	14,977	10,159	4,593	—	—	—
Media purchases	53,550	53,550	—	—	—	—	—

Total	$97,083	$71,248	$12,990	$7,094	$2,097	$2,110	$1,544

        The Company leases its facilities under operating leases expiring at various periods through 2010. The leases generally contain annual escalation provisions as well as renewal options. Total rental expense for operating leases was $1.3 million, $3.3 million, $4.0 million and $3.5 million for the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001, respectively.

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

        On May 17, 2001, plaintiff Ann Louise Truschel filed an action in the Supreme Court of the State of New York for the County of New York against Juno on behalf of herself and all others similarly situated. Plaintiff alleges unjust enrichment, unfair and deceptive business practices and breach of contract. Specifically, plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (a) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (b) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. Plaintiff is seeking damages, injunctive relief and attorneys' fees. The court has entered an order granting preliminary approval of a settlement agreement.

        On December 19, 2002, plaintiff William Kleen filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Juno on behalf of himself and all others similarly situated. Plaintiff alleges unjust enrichment, unfair and deceptive business practices and breach of contract. Specifically, plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (a) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (b) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. Plaintiff is seeking damages, injunctive relief and attorneys' fees. The court has entered an order granting preliminary approval of a settlement agreement.

        On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba "Freewwweb," (the "Debtor"), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and Freewwweb. In response to the commencement of the adversary proceeding, Freewwweb and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno's conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1,000,000 and Juno claiming less than $300,000. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno. The Stipulation of Settlement has been approved by the court and the Debtor has filed a notice of appeal of the decision. At December 31, 2003, the Company had liabilities recorded of approximately $5.5 million.

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

        The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes the amount, and ultimate liability, if any, with respect to these actions will not materially affect the Company's business financial position, results of operations or cash flows. There can be no assurance, however, that such actions will not be material or adversely affect the Company's business, financial position, results of operations or cash flows.

12.   QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,
	(in thousands)
Six months ended December 31, 2003:
Net revenues			$96,948	$88,790
Operating income			$18,861	$13,778
Net income			$24,425	$8,902
Net income per share—basic			$0.38	$0.14
Net income per share—diluted			$0.35	$0.13
Year ended June 30, 2003:
Net revenues	$79,608	$73,819	$65,800	$58,068
Operating income	$10,223	$6,631	$4,161	$706
Net income	$14,594	$6,962	$4,711	$1,525
Net income per share—basic	$0.23	$0.11	$0.08	$0.03
Net income per share—diluted	$0.21	$0.10	$0.07	$0.02
Year ended June 30, 2002:
Net revenues	$54,449	$50,911	$48,047	$14,108
Operating loss	$(3,723)	$(8,394)	$(17,328)	$(24,501)
Net loss	$(2,679)	$(7,254)	$(15,742)	$(22,135)
Net loss per share—basic and diluted	$(0.04)	$(0.12)	$(0.27)	$(0.57)

REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of United Online, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated February 2, 2004 appearing in the December 31, 2003 Transition Report on Form 10-K of United Online, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 2, 2004

UNITED ONLINE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts	Balance at Beginning of Period	Charged/(Credited) to Expense		Charges Utilized/ Write offs		Balance at End of Period
Six months ended December 31, 2003	$288	$—		$—		$288
Year ended June 30, 2003	333	—		45	(a)	288
Year ended June 30, 2002	354	98		119	(a)	333
Year ended June 30, 2001	1,651	1,120		2,417	(a)	354
Valuation allowance for deferred tax assets
Six months ended December 31, 2003	$95,423	$(12,292	)(d)	$(4,081	)(e)	$87,212
Year ended June 30, 2003	110,360	(13,731	)(b)	1,206	(c)	95,423
Year ended June 30, 2002	98,554	11,806		—		110,360
Year ended June 30, 2001	38,043	60,511		—		98,554

  (a)
  Represents specific amounts written off that were considered to be uncollectible.

  (b)
  Represents actual and expected utilization of net deferred tax assets.

  (c)
  Represents net adjustments in valuation allowance due to timing and tax benefits from stock option exercises.

  (d)
  Represents the expected future benefit associated with the net utilization of deferred tax assets in the years ending December 31, 2004 and 2005.

  (e)
  Represents the net increase in valuation allowance due primarily to an increase in acquired net operating loss carryforwards in connection with the Merger, which are available to offset future taxable income, pursuant to IRS Notice 2003-65, the benefit of which is not more likely than not to be realized, as well as the decrease in deferred tax liabilities.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART III
PART IV
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