Form 10-Q
period 2004-03-31
UNITED ONLINE INC
filed 2004-05-03
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

        There were 62,122,455 shares of the registrant's common stock outstanding at April 30, 2004.

        In this document, "United Online," the "Company," "we," "us" and "our" collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,910	$71,234
Short-term investments	127,538	132,489
Accounts receivable, net	11,546	14,065
Deferred tax assets, net	17,864	22,707
Other current assets	7,531	9,390

Total current assets	226,389	249,885
Property and equipment, net	12,835	13,428
Deferred tax assets, net	2,750	3,666
Goodwill	9,541	9,541
Intangible assets, net	26,774	30,727
Other assets	574	632

Total assets	$278,863	$307,879

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,141	$31,388
Accrued liabilities	17,276	14,028
Deferred revenue	27,296	24,639

Total current liabilities	74,713	70,055
Commitments and contingencies (see Note 7)
Stockholders' equity:
Common stock	6	6
Additional paid-in capital	500,221	535,228
Deferred stock-based compensation	(10,971)	—
Accumulated other comprehensive income	1,591	1,648
Accumulated deficit	(286,697)	(299,058)

Total stockholders' equity	204,150	237,824

Total liabilities and stockholders' equity	$278,863	$307,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Quarter Ended March 31,
	2004	2003
Revenues:
Billable services	$97,682	$66,035
Advertising and commerce	9,993	7,784

Total revenues	107,675	73,819

Operating expenses:
Cost of billable services (including stock-based compensation, see Note 1)	25,580	23,592
Cost of free services	1,725	3,134
Sales and marketing (including stock-based compensation, see Note 1)	43,118	23,623
Product development (including stock-based compensation, see Note 1)	6,101	5,964
General and administrative (including stock-based compensation, see Note 1)	7,257	7,126
Amortization of intangible assets	3,964	3,964
Restructuring charges	—	(215)

Total operating expenses	87,745	67,188

Operating income	19,930	6,631
Interest and other income, net	1,206	1,105

Income before income taxes	21,136	7,736
Provision for income taxes	8,775	774

Net income	$12,361	$6,962

Unrealized gain (loss) on short-term investments, net of tax	(57)	95

Comprehensive income	$12,304	$7,057

Net income per share—basic	$0.20	$0.11

Net income per share—diluted	$0.18	$0.10

Shares used to calculate basic net income per share	62,470	62,202

Shares used to calculate diluted net income per share	67,352	67,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$12,361	$6,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,562	6,773
Stock-based compensation	477	28
Deferred taxes	1,881	—
Tax benefits from stock options	5,254	464
Other	156	122
Changes in operating assets and liabilities:
Accounts receivable	2,519	(618)
Other assets	1,917	(1,231)
Accounts payable and accrued liabilities	2,001	(240)
Deferred revenue	2,657	3,745

Net cash provided by operating activities	34,785	16,005

Cash flows from investing activities:
Purchases of property and equipment	(1,005)	(2,024)
Purchases of rights, patents and trademarks	(11)	—
Purchases of short-term investments	(38,405)	(13,626)
Proceeds from maturities and sales of short-term investments	43,104	255

Net cash provided by (used for) investing activities	3,683	(15,395)

Cash flows from financing activities:
Payments on capital leases	—	(598)
Repayments of notes receivable from stockholders	—	10
Proceeds from exercises of stock options	914	255
Repurchases of common stock	(48,706)	(1,815)

Net cash used for financing activities	(47,792)	(2,148)

Change in cash and cash equivalents	(9,324)	(1,538)
Cash and cash equivalents, beginning of period	71,234	63,301

Cash and cash equivalents, end of period	$61,910	$61,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ONLINE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT
ACCOUNTING POLICIES

Description of Business

        United Online, Inc. ("United Online" or the "Company") is a leading provider of consumer Internet subscription services through a number of brands, including NetZero and Juno. The Company's pay services include Internet access, accelerated dial-up services, premium email, and personal Web-hosting and domain services. It also offers consumers free Internet access, email and Web hosting. The Company's access services are available in more than 6,500 cities across the United States and in Canada. In addition, the Company offers marketers numerous online advertising products as well as online market research and measurement services. The Company is headquartered in Westlake Village, California, with offices in New York, New York; San Francisco, California; Orem, Utah; and Hyderabad, India.

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

        Juno started offering pay access services in 1998, and NetZero began offering pay access services in January 2001. The NetZero and Juno pay access services differ from their respective free access services in that the hourly and certain other limitations set for the free services do not apply. In addition, the free access services incorporate a number of advertising initiatives, including a persistent on-screen advertising banner, which are not included on the pay access services. United Online's standard pay access services are offered through various pricing plans, generally $9.95 per month. The Company offers accelerated dial-up services for an additional monthly charge of $5.00, or a total charge of $14.95, per month. The Company's accelerated services utilize compression, caching and other technologies that reduce the time for certain Web pages to download to users' computers when compared to its standard dial-up services. The Company also offers premium email services with expanded features and storage capabilities for $9.95 or $24.95 per year.

Basis of Presentation

        The accompanying consolidated financial statements are unaudited except for the balance sheet information at December 31, 2003 and include United Online and its wholly-owned subsidiaries. The Company's interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements, in the opinion of management, include all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation.

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the operating results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the six months ended December 31, 2003 included in the Company's Transition Report on Form 10-KT filed on February 5, 2004 with the SEC.

Significant Accounting Policies

Revenue Recognition

        The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to its billable services and advertising products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

        Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the subscriber. The Company's pay subscribers generally pay in advance for their service by credit card, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from subscribers are recorded on the balance sheet as deferred revenue. The Company offers alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include payment by Automated Clearing House ("ACH" or "electronic check"), check or money order and via a pay subscriber's monthly telephone bill. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

        Advertising and commerce revenues consist primarily of fees from Internet search partners that are generated as a result of users utilizing partner Internet search services, fees generated by users viewing and clicking on third-party Web site banners and text-link advertisements, fees generated by enabling customer registrations for partners and fees from referring users to, or from users making purchases on, sponsors' Web sites. The Company also generates revenues from providing third parties with data analysis capabilities and traditional market research services, such as surveys and questionnaires. Revenues are recognized provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company recognizes banner advertising and sponsorship revenues in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of (i) impressions delivered divided by the total number of guaranteed impressions or (ii) ratably over the period in which the advertisement is displayed. The Company's obligations typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements, including referral revenues, is recognized as the related performance criteria are met and the related fees become fixed and determinable. In determining whether an arrangement exists, the Company ensures that a contract is in place, such as a standard insertion order or a fully executed customer-specific agreement. The Company assesses whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of internally tracked performance data to the contractual performance obligation and to third-party or customer performance data in circumstances where that data is available. Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

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

        As required by SFAS No. 148, the following provides pro forma net income and pro forma net income per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied.

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

	Quarter Ended March 31,
	2004	2003
Risk-free interest rate	3%	3%
Expected life (in years)	5	5
Dividend yield	0%	0%
Volatility	104%	110%

        If the fair value-based method had been applied in measuring stock-based compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Quarter Ended March 31,
	2004	2003
Net income, as reported	$12,361	$6,962
Add: Stock-based compensation included in net income	477	28
Deduct: Total stock-based compensation determined under fair value-based method for all awards, net of tax	(6,427)	(6,019)

Pro forma net income	$6,411	$971

Net income per share—basic, as reported	$0.20	$0.11

Net income per share—basic, pro forma	$0.10	$0.02

Net income per share—diluted, as reported	$0.18	$0.10

Net income per share—diluted, pro forma	$0.10	$0.01

        The following table summarizes the stock-based compensation included in the following operating expenses (in thousands):

	Quarter Ended March 31,
	2004	2003
Operating expenses:
Cost of billable services	$—	$3
Sales and marketing	83	5
Product development	—	1
General and administrative	394	19

Total stock-based compensation	$477	$28

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

        Legal Contingencies—The Company is currently involved in certain legal proceedings (see Note 7). The Company records liabilities related to pending litigation when an unfavorable outcome is probable and management can reasonably estimate the amount of loss. The Company has not recorded liabilities for certain pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, the Company continually assesses the potential liability related to all pending litigation.

2.     BALANCE SHEET COMPONENTS

Short-Term Investments

        Short-term investments at March 31, 2004 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$28,086	$888	$—	$28,974
Government agencies	97,461	1,159	(56)	98,564

Total	$125,547	$2,047	$(56)	$127,538

        Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income on the consolidated balance sheets. The Company recognized $0.1 million of net realized gains during the March 2004 quarter. The Company had no material realized gains or losses from the sale of investments in the March 2003 quarter.

        Maturities of short-term investments at March 31, 2004 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$19,786	$19,797
Maturing between 1 year and 4 years	105,761	107,741

Total	$125,547	$127,538

Accounts Receivable

        At March 31, 2004, receivables from two customers each comprised approximately 19% of the consolidated accounts receivable balance.

3.     INCOME TAXES

        For the March 2004 quarter, the company recorded a tax provision of $8.8 million on pre-tax income of $21.1 million, resulting in an annualized effective tax rate of approximately 41.5%. For the March 2003 quarter, the company recorded a tax provision of $0.8 million on pre-tax income of $7.7 million, which resulted in an annualized effective tax rate of approximately 10%. The difference in effective tax rates is attributable primarily to the actual utilization of federal and state net operating loss and credit carryforwards in the March 2003 quarter, the benefit of which had not been previously recognized. For the March 2004 quarter, the benefit resulting from the actual utilization of net operating loss and credit carryforwards during the period was recognized in a prior period and has no impact on the effective tax rate for the current period.

        Consistent with prior periods, in determining the need for a valuation allowance at March 31, 2004, the company reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code (the "Code") Section 382, future income projections and potential tax-planning strategies. Based upon the Company's assessment of all available evidence, it concluded that, with the exception of the net deferred tax assets that are expected to be utilized through December 31, 2005, it is not more likely than not that the remaining deferred tax assets will be realized. This conclusion is based primarily on the Company's history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, our annual net operating loss limitations under

Section 382 of the Code and the need to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets. The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is reasonably possible that the Company may release all, or a portion, of the remaining valuation allowance in the near term. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Additionally, any such release may result in the further reduction of goodwill and intangible assets acquired in connection with the Merger.

4.     NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share for the March 2004 and 2003 quarters (in thousands, except per share amounts):

	Quarter Ended March 31,
	2004	2003
Numerator:
Net income	$12,361	$6,962

Denominator:
Weighted average common shares—basic	63,091	62,601
Adjustment to weighted average for common shares subject to repurchase	(621)	(399)

Adjusted weighted average common shares—basic	62,470	62,202

Effect of dilutive securities:
Stock options, restricted shares, warrants and employee stock purchase plan shares	4,882	5,436

Weighted average common shares—diluted	67,352	67,638

Net income per share—basic	$0.20	$0.11

Net income per share—diluted	$0.18	$0.10

        The diluted per share computations exclude options and unvested common stock, which are antidilutive. The number of antidilutive shares at March 31, 2004 and 2003 was 5.6 million and 2.0 million, respectively. At March 31, 2004, there were approximately 14.4 million option shares outstanding with a weighted average exercise price of $11.68 per share.

5.     EQUITY AWARDS

        In January 2004, the Board of Directors issued 575,000 restricted shares of common stock at par value to certain of the Company's executive officers. The shares vest entirely at the end of the four-year period from the date of grant. In connection with these shares, the Company recorded deferred stock-based compensation of $11.4 million, which will be amortized on a straight-line basis over the four-year period.

        In January 2004, the Board of Directors approved stock option grants of 1.2 million shares to the Company's executive officers. The shares are immediately exercisable, vest over a three-year period from the date of grant and have an exercise price of $18.70.

        In January 2004, the Compensation Committee of the Board of Directors approved stock option grants of 0.1 million shares to the members of the Board. The shares are immediately exercisable, vest monthly over a one-year period from the date of grant and have an exercise price of $18.70.

6.     COMMON STOCK REPURCHASE PROGRAM

        The Company's Board of Directors authorized a common stock repurchase program that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. As of March 31, 2004, the Company had repurchased $100 million of its common stock. On April 22, 2004, the Board of Directors authorized the Company to purchase up to an additional $100 million of its common stock through May 31, 2005.

        Share repurchases executed under the common stock repurchase program at March 31, 2004 were as follows (in thousands, except per share amounts):

Period	Shares Repurchased(1)	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
August 2001	138	$1.67	$9,770
November 2001	469	1.77	8,940
February 2002	727	3.38	6,485
August 2002	288	7.51	27,820
February 2003	193	9.43	26,005
May 2003	281	13.51	22,207
November 2003	2,024	19.76	48,706
February 2004	2,887	16.86	—

Total	7,007	$14.26	$—

(1)
All share repurchases were repurchased as part of a publicly announced program.

7.     COMMITMENTS AND CONTINGENCIES

Financial Commitments

        The Company's financial commitments, including its operating leases and purchase commitments for telecommunications and media are as follows at March 31, 2004 (in thousands):

			Year Ending December 31,
Contractual Obligations		Apr-Dec 2004
	Total		2005	2006	2007	2008	Thereafter
Operating leases	$47,750	$2,143	$4,160	$6,048	$5,739	$5,792	$23,868
Telecommunications purchases	26,472	11,466	10,402	4,604	—	—	—
Media purchases	34,685	33,954	731	—	—	—	—

Total	$108,907	$47,563	$15,293	$10,652	$5,739	$5,792	$23,868

        In connection with the relocation of its corporate offices to Woodland Hills, California in March 2004 the Company entered into a lease for office space for approximately 112,000 square feet. The lease, which expires in September 2014, represents a total commitment of $34.5 million.

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

        On May 17, 2001, plaintiff Ann Louise Truschel filed an action in the Supreme Court of the State of New York for the County of New York against Juno on behalf of herself and all others similarly situated. Plaintiff alleges unjust enrichment, unfair and deceptive business practices and breach of contract. Specifically, plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (a) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (b) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. Plaintiff is seeking damages, injunctive relief and attorneys' fees. On May 3, 2004, the court approved a settlement agreement.

        On December 19, 2002, plaintiff William Kleen filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Juno on behalf of himself and all others similarly situated. Plaintiff alleges unjust enrichment, unfair and deceptive business practices and breach of contract. Specifically, plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (a) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (b) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. Plaintiff is seeking damages, injunctive relief and attorneys' fees. On May 3, 2004, the court approved a settlement agreement.

        On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba "Freewwweb," (the "Debtor"), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and Freewwweb. In response to the commencement of the adversary proceeding, Freewwweb and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno's conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1,000,000 and Juno claiming less than $300,000. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno. The Stipulation of Settlement has been approved by the court and the Debtor has filed a notice of appeal of the decision. The appeal has been argued by the parties and is awaiting a ruling by the court. At March 31, 2004, the Company had liabilities recorded of approximately $5.5 million.

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

        The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes the amount, and ultimate liability, if any, with respect to these actions will not materially affect the Company's business, financial position, results of operations or cash flows. There can be no assurance, however, that such actions will not be material or adversely affect the Company's business, financial position, results of operations or cash flows.

8.     SUBSEQUENT EVENTS

        In April 2004, the Company acquired substantially all of the assets associated with the consumer Web-hosting business of About, Inc. for approximately $12.2 million in cash, subject to certain working capital adjustments. The business offers consumers a variety of free and affordable personal Web-site services, including hosting, domain and email services. The results of this business will be included in the Company's consolidated financial statements from the date of acquisition.

        In connection with the relocation of its corporate offices to Woodland Hills, California, in April 2004 a $2.0 million letter of credit was issued, reducing the total amount available under the Company's line of credit to $22.3 million.

        In April 2004, the Company terminated certain leases associated with its principal corporate offices in Westlake Village, California. As a result of these lease terminations, the Company will incur lease termination fees of approximately $1.2 million in the June 2004 quarter. The Company anticipates additional facility exit costs, including further lease termination costs and depreciation and amortization expense related to certain furniture, fixtures and leasehold improvements primarily in the June 2004 and September 2004 quarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as "anticipate," "expect," "intend," "plan," "believe," "may," "will" or similar expressions constitute forward-looking statements. These forward looking statements include, but are not limited to, statements about the Internet access market, our user base, the advertising market, operating expenses, operating efficiencies, revenues, capital requirements and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The sections entitled "Risk Factors" in this Quarterly Report on Form 10-Q, our Transition Report on Form 10-KT as filed with the SEC on February 5, 2004 and our other filings with the SEC set forth some of the important risk factors that may affect our business, financial position, results of operations and cash flows. Statements indicating factors that we believe may impact our results are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

Overview

        We are a leading provider of consumer Internet subscription services through a number of brands, including NetZero and Juno. Our pay services include Internet access, accelerated dial-up services, premium email, and personal Web-hosting and domain services. We also offer consumers free Internet access, email and Web hosting. Our access services are available in more than 6,500 cities across the United States and in Canada. In addition, we offer marketers numerous online advertising products as well as online market research. At March 31, 2004, we had approximately 3.1 million subscribers to our pay services and approximately 5.4 million active users, including pay subscribers. Total pay subscribers currently includes Internet access subscribers and premium email subscribers who do not subscribe to one of our Internet access services. "Active" users include all pay subscribers, including subscribers to our premium email services, and those free users who have logged onto our services during the preceding 31-day period.

        Juno started offering pay access services in 1998, and NetZero began offering pay access services in January 2001. Our pay access services differ from their respective free access services in that the hourly and certain other limitations set for the free services do not apply. In addition, the free access services incorporate a number of advertising initiatives, including a persistent on-screen advertising banner, which are not included on the pay access services. Our standard pay access services are offered through various pricing plans, generally $9.95 per month. We also offer "accelerated" dial-up access services for an additional $5.00 per month, or a total monthly charge of $14.95. Our accelerated dial-up services utilize compression, caching and other technologies that reduce the time for certain Web pages to download to users' computers when compared to our standard dial-up access services. At March 31, 2004, subscribers to our accelerated dial-up services and premium email services comprised approximately 29% and less than 1%, respectively, of our total pay subscriber base. During the December 2003 quarter, NetZero and Juno began offering premium email services with expanded features and storage capabilities for $9.95 or $24.95 per year.

        In April 2004, we acquired substantially all of the assets associated with the consumer Web-hosting business of About, Inc. for approximately $12.2 million in cash. The business offers consumers personal Web-site services, including hosting, domain and email services. As of the date of acquisition, the business maintained over 3 million free, advertising-supported Web sites and had approximately 53,000 pay subscribers.

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

Results of Operations

        The following table sets forth (in thousands, except percentages), for the periods presented, selected historical statements of operations data. The information contained in the table below is unaudited and should be read in conjunction with Critical Accounting Policies and Estimates, Liquidity and Capital Resources and Financial Commitments included in this Item 2 as well as the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Quarter Ended March 31,
	2004	% of Revenue	2003	% of Revenue
Statements of Operations Data:
Revenues:
Billable services	$97,682	91%	$66,035	89%
Advertising and commerce	9,993	9	7,784	11

Total revenues	107,675	100	73,819	100

Operating expenses:
Cost of billable services	25,580	24	23,592	32
Cost of free services	1,725	1	3,134	4
Sales and marketing	43,118	40	23,623	32
Product development	6,101	5	5,964	8
General and administrative	7,257	7	7,126	10
Amortization of intangible assets	3,964	4	3,964	5
Restructuring charges	—	—	(215)	—

Total operating expenses	87,745	81	67,188	91

Operating income	19,930	19	6,631	9
Interest and other income, net	1,206	1	1,105	1

Income before income taxes	21,136	20	7,736	10
Provision for income taxes	8,775	9	774	1

Net income	$12,361	11%	$6,962	9%

Revenues

  Billable Services Revenues

        Billable services revenues consist primarily of monthly fees charged to users for dial-up Internet access services, accelerated dial-up services and, to a lesser extent, fees charged to users for live telephone technical support and premium email services. Our pay Internet access services have been offered under a number of pricing plans, generally ranging from $1.95 to $29.95 per month. Currently, our most common pricing plan for our standard dial-up Internet access service is $9.95 per month. We currently charge an additional $5.00 per month, or a total monthly charge of $14.95, for our accelerated dial-up services. We generally charge our users $1.95 per minute for live telephone technical support, and we currently charge $0.89 or $2.08 per month for our premium email services, which are billed on an annual basis.

        Our billable services revenues are primarily dependent on two factors: the average number of pay subscribers for a period and the average monthly revenue per pay subscriber for a period. The average number of pay subscribers is a simple average calculated based on the number of pay subscribers at the beginning and end of a period. Average monthly revenue per pay subscriber is calculated by dividing billable services revenues for a period by the average number of pay subscribers for that period. Average monthly revenue per pay subscriber may fluctuate from period to period as a result of a variety of factors including the introduction of new pay services, such as our accelerated dial-up and premium email services, and the penetration of these types of services as a percentage of total subscribers; the timing of pay subscribers joining and leaving our services during a period; the use of discounted pricing plans; the use of promotions such as a free month of service; increases or decreases in the price of our services; and changes in the mix of pay subscribers and their related pricing plans.

        Billable services revenues increased by $31.6 million, or 48%, to $97.7 million for the March 2004 quarter, compared to $66.0 million for the March 2003 quarter. The increase was due to an increase in our average number of pay subscribers and an increase in our average monthly revenue per pay subscriber. Our average number of pay subscribers was approximately 2,993,000 during the March 2004 quarter, compared to approximately 2,290,000 during the March 2003 quarter. The increase in our average number of pay subscribers resulted from a number of factors including an expansion of our online and offline distribution channels, increased spending on marketing and promoting our pay services, in particular our accelerated services, and a significant number of our free users upgrading to our pay services. Our total pay subscriber base increased by approximately 203,000 during the March 2004 quarter compared to approximately 229,000 in the March 2003 quarter. While we currently anticipate that our pay subscriber base will continue to increase in the near term, we do not anticipate that the growth in pay access subscribers will be comparable to what we experienced in comparable year-ago periods. Future changes in our pay subscriber base will be dependent on a number of factors including the number of free users upgrading to pay services, changes in our marketing and related distribution channels, the number of pay subscribers who cancel their accounts or have their accounts terminated, changes in our marketing expenditures, the effectiveness of our marketing activities, the effects of seasonality, the impact of new types of pay services, increasing competition and future acquisitions, if any. Average monthly revenue per pay subscriber was $10.88 for the March 2004 quarter, compared to $9.61 for the March 2003 quarter. The increase in average monthly revenue per pay subscriber was due to an increase in the number of access subscribers purchasing our accelerated dial-up services, which were introduced in March 2003 and are currently offered for an additional $5.00 per month, or a total monthly charge of $14.95, compared to $9.95 per month for our standard dial-up services. At March 31, 2004, subscribers to our accelerated dial-up and premium email services comprised approximately 29% and less than 1% of our total pay subscriber base, respectively.

        In April 2004, we acquired substantially all of the assets associated with the consumer Web-hosting business of About, Inc. The business offers consumers personal Web-site services, including hosting, domain and email services. As of the date of the acquisition, the business maintained over 3 million free, advertising-supported Web sites and had approximately 53,000 pay subscribers. The results of this business will be included in our consolidated financial statements from the date of acquisition.

  Advertising and Commerce Revenues

        Our advertising and commerce revenues consist of fees from our Internet search partners that are generated as a result of our users utilizing our partners' Internet search services, fees generated by our users viewing and clicking on third-party Web site advertisements and fees from referring our users to, and our users making purchases on, sponsors' Web sites. We also generate revenues from providing third parties with data analysis capabilities and traditional market research services, such as surveys and questionnaires. Our advertising and commerce revenues are generated from both our pay subscribers and free users. Factors impacting our advertising and commerce revenues generally include changes in orders from significant customers, the state of the online search and advertising markets, increases or decreases in our active user base, limitations on our free services and increases or decreases in advertising inventory available for sale. In the past, we have imposed limitations on our free services that have adversely impacted our volume of advertising inventory.

        Advertising and commerce revenues increased by $2.2 million, or 28%, to $10.0 million for the March 2004 quarter, compared to $7.8 million for the March 2003 quarter. The increase was primarily due to an increase in fees derived from our Internet search partner as a result of more favorable pricing and expanded search services and an overall increase in advertising and commerce sales. We derived approximately 35% and 21% of our advertising and commerce revenues for the March 2004 and 2003 quarters, respectively, from Internet search fees primarily provided through our search agreement with Overture Services, Inc. ("Overture"), a subsidiary of Yahoo! Inc. In November 2003, we amended our agreement with Overture, which included among other items an extension of the term through March 2007. The increase in search revenue was partially offset by a $0.7 million decrease in revenue generated from our agreement with General Motors ("GM"), which expired in December 2003. The revenue recognized from GM during the March 2004 quarter was primarily related to an unanticipated final performance bonus received during the March 2004 quarter. We derived approximately 21% of our advertising and commerce revenues for the March 2004 quarter from GM, compared to approximately 36% for the March 2003 quarter.

        Our agreement with GM expired in December 2003 and was not renewed. The GM agreement has not been replaced by a similar arrangement. We are no longer eligible to earn performance bonuses from GM and, as a result of the expiration of our agreement, we do not anticipate any significant revenues from GM in future periods. We believe we will experience a significant decrease in advertising and commerce revenues commencing in the June 2004 quarter from the level achieved in the March 2004 quarter as a result of the expiration of the GM agreement.

Cost of Billable Services

        Cost of billable services includes direct costs of billable services and costs that have been allocated to billable services based on the aggregate hourly usage of our pay access subscribers as a percentage of total hours used by our active users. Direct costs consist of costs related to providing telephone technical support, customer billing and billing support to our pay subscribers. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our network and data centers, and depreciation of network computers and equipment.

        Cost of billable services increased by $2.0 million, or 8%, to $25.6 million for the March 2004 quarter, compared to $23.6 million for the March 2003 quarter. The increase is due to a $0.8 million increase in customer support and billing-related costs, a $0.8 million increase in network personnel and overhead-related costs allocated to billable services and a $0.6 million increase in telecommunications costs. These costs were partially offset by a $0.2 million decrease in network depreciation allocated to billable services. Customer support and billing-related costs increased as a result of the increase in the average number of pay access subscribers. Network personnel and overhead-related costs allocated to billable services increased due to the increase in telecommunications hours utilized by pay access subscribers as a percentage of total telecommunications hours purchased. Telecommunications costs increased as a result of an increase in the average number of pay access subscribers, which was partially offset by a 17% decrease in average hourly telecommunications costs and, to a lesser extent, a decrease in the average hourly usage per pay access subscriber. Our average hourly telecommunications costs decreased as a result of better port utilization, improvements made in allocating our telecommunications usage to our lower cost vendors and lower telecommunications prices. Telecommunications hours allocated to our pay access subscriber base increased to approximately 92% of total telecommunications hours purchased during the March 2004 quarter, compared to approximately 86% during the March 2003 quarter. Depreciation expense allocated to billable services has decreased due to network assets placed in service in prior years becoming fully depreciated and significantly lower levels of capital expenditures in recent years versus prior years.

        Cost of billable services as a percentage of billable services revenues was 26.2% in the March 2004 quarter, compared to 35.7% in the March 2003 quarter. This decrease resulted from an increase in average monthly revenue per pay access subscriber due to significant adoption of our accelerated dial-up services; a decrease in average hourly telecommunications costs per pay access subscriber; decreased customer billing and support costs per pay access subscriber as a result of better pricing obtained from our primary customer support vendor; decreased depreciation expense; and a slight decrease in average hourly usage per pay access subscriber, partially offset by increased credit card processing fees.

        Changes in our average monthly revenue per pay subscriber and, as a result, our cost of billable services as a percentage of billable services revenues, will be highly dependent on our mix of pay subscribers, particularly the percentage of our pay subscribers purchasing our accelerated dial-up services. Our costs to service an accelerated dial-up subscriber as compared to our costs to service a subscriber of our standard dial-up services are, on average, lower as a percentage of revenues derived from such services. As such, if we are not successful in continuing to increase our percentage of accelerated dial-up subscribers, or if due to competitive or other factors we decrease our pricing for accelerated dial-up services, it is likely that our cost of billable services as a percentage of billable services revenues would be adversely impacted. While our average hourly telecommunications costs decreased, we may experience increased average hourly telecommunications costs in future periods, particularly if we expand our service coverage to additional geographic areas where telecommunications costs are higher. Additionally, while the average hourly usage of our pay access subscribers decreased slightly in the March 2004 quarter compared to the March 2003 quarter, we may experience increased average hourly usage in future periods. Continued growth in the number of pay access subscribers purchasing our accelerated dial-up services may result in increased average hourly usage in the future since these subscribers have shown higher average monthly usage compared to our standard dial-up access subscribers.

Cost of Free Services

        Cost of free services includes direct costs incurred in providing certain telephone technical support services to our free access users as well as costs that have been allocated to free services based on the aggregate hourly usage of our free access users as a percentage of total hours used by our active access users. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our network and data centers, and depreciation of network computers and equipment.

        Cost of free services decreased by $1.4 million, or 45%, to $1.7 million for the March 2004 quarter, compared to $3.1 million for the March 2003 quarter. The decrease was due to a $1.0 million decrease in telecommunications costs, a $0.2 million decrease in network personnel and overhead-related costs allocated to cost of free services, a $0.1 million decrease in network depreciation allocated to free services and a $0.1 million decrease in customer support costs allocated to free services. The decrease in telecommunications costs is a result of a decrease in average hourly telecommunications costs, a decrease in the number of active free access users and a decrease in the average hourly usage of our free access users. Our active free access user base consisted of approximately 2.3 million users at March 31, 2004, compared to approximately 2.8 million users at March 31, 2003. This decrease in active free access users has resulted primarily from active free access users upgrading to our pay services and fewer new users signing up for our free access services. Depreciation expense allocated to free access services has decreased due to assets placed in service in prior years becoming fully depreciated, significantly lower levels of capital expenditures in recent years versus prior years and a decrease in free access users as a percentage of total active access users. Telecommunications hours allocated to our free access user base decreased to approximately 8% of total telecommunications hours purchased during the March 2004 quarter, compared to approximately 14% during the March 2003 quarter.

Sales and Marketing

        Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new pay subscribers, personnel-related expenses for sales and marketing personnel and telemarketing costs incurred to acquire and retain pay subscribers and up sell pay subscribers to additional services, such as our accelerated dial-up and premium email services. We have expended significant amounts on sales and marketing, including national branding campaigns comprised of television, Internet, sponsorships, radio, print and outdoor advertising. Marketing and advertising costs to promote our products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency fees are expensed over the period the advertising runs.

        Sales and marketing expenses increased by $19.5 million, or 83%, to $43.1 million for the March 2004 quarter, compared to $23.6 million for the March 2003 quarter. The increase is primarily attributable to a $16.3 million increase in marketing, promotion and distribution costs as a result of an expansion in marketing activities that focus on promoting our accelerated dial-up services, increasing our pay subscriber base, and building our brands. Additionally, sales and marketing expenses increased as a result of a $3.0 million increase in telemarketing expenses related to customer acquisition, retention and up sell activities and a $0.2 million increase in personnel-related expenses. We expect to continue to increase our marketing expenditures in the near term by expanding our distribution efforts, which would result in increased fees paid to distribution partners to acquire new pay subscribers.

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

        Our marketing expenditures and the allocation of our marketing resources among our various services may vary significantly from quarter to quarter. In the near term, we anticipate allocating a significant portion of our expenditures to our accelerated access services, which may result in a lower number of new pay access subscribers signing up for our standard services. Other than the Best Buy agreement and certain upfront television commitments, many of our marketing commitments are short term in nature and we may choose to increase or decrease our marketing expenditures in future periods depending on a number of factors including the effectiveness of our marketing activities, changes in the number of pay subscribers, and the impact of such activities on our results of operations. Any future decreases in our marketing expenditures would likely impact our ability to increase our pay subscriber base. While we intend to increase our marketing expenditures in the near term, there is no assurance that we will continue to do so or that increased marketing expenditures will be successful in growing or maintaining our pay subscriber base.

Product Development

        Product development expenses include expenses for the maintenance of existing software and technology and the development of new or improved software and technology, including personnel-related expenses for the software engineering department and the costs associated with operating our facility in India. Costs incurred by us to develop, enhance, manage, monitor and operate our services are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software, which are capitalized and depreciated over their estimated useful lives, generally three years or less.

        Product development expenses increased by $0.1 million, or 2%, to $6.1 million for the March 2004 quarter, compared to $6.0 million for the March 2003 quarter. The increase was the result of a $1.2 million increase in personnel-related expenses as a result of increased headcount and compensation costs, offset by a $0.9 million decrease in depreciation and a $0.2 million decrease in overhead-related costs. Depreciation expense allocated to product development decreased as a result of assets placed in service in prior years becoming fully depreciated and significantly lower levels of capital expenditures in recent years versus prior years. We intend to increase headcount in our software engineering department and at our facility in India in the near term, and, as a result, we expect to incur higher compensation costs in future periods related to product development.

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

        General and administrative expenses increased by $0.1 million, or 2%, to $7.3 million for the March 2004 quarter, compared to $7.1 million for the March 2003 quarter. The increase in general and administrative expenses was the result of a $0.4 million increase in stock-based charges related to restricted stock issued to certain of our executive officers in January 2004, a $0.3 million increase in personnel-related expenses as a result of higher compensation costs and a $0.3 million increase in overhead-related costs. These increases were offset by a $0.7 million decrease in legal settlement costs primarily as a result of a $0.4 million charge recognized in the March 2003 quarter and the recognition of a $0.2 million credit in the March 2004 quarter to decrease a previously estimated legal settlement liability.

        In connection with the relocation of our corporate offices to Woodland Hills, California, in March 2004 we entered into a lease for office space for approximately 112,000 square feet. The lease, which expires in September 2014, represents a total commitment of $34.5 million and will result in higher rent expense in future periods.

        In April 2004, we terminated certain leases associated with our principal corporate offices in Westlake Village, California. As a result of these lease terminations, we will incur lease termination fees of approximately $1.2 million in the June 2004 quarter. We anticipate additional facility exit costs, including further lease termination costs and depreciation and amortization expense related to certain furniture, fixtures and leasehold improvements primarily in the June 2004 and September 2004 quarters.

Amortization of Intangible Assets

        Amortization of intangible assets includes amortization of acquired pay subscribers and free users, purchased technologies and other identifiable intangible assets. At March 31, 2004, we had approximately $26.8 million in net identifiable intangible assets primarily resulting from the Merger and the acquisition of the Internet access assets of BlueLight. At March 31, 2004, we had approximately $9.5 million in goodwill resulting from the Merger. In accordance with the provisions set forth in Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill acquired in connection with the Merger is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Amortization of intangible assets remained constant for the March 2004 quarter compared to the March 2003 quarter.

Restructuring Charges

        During the March 2003 quarter, we recorded a $0.2 million benefit to restructuring charges as a result of contract termination fees expensed in earlier periods in excess of final negotiated settlements.

Interest and Other Income, Net

        Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of interest expense on capital leases and the amortization of premiums on certain of our short-term investments. Other income consists of realized gains and losses recognized in connection with the sale of short-term investments.

        Interest income remained constant for the March 2004 quarter compared to the March 2003 quarter as a result of higher average cash balances offset by lower average returns due to a shift toward tax-exempt holdings. Other income associated with net realized gains on our short-term investments was $0.1 million for the March 2004 quarter.

Provision for Income Taxes

        For the March 2004 quarter, we recorded a tax provision of $8.8 million on pre-tax income of $21.1 million, resulting in an annualized effective tax rate of approximately 41.5%. For the March 2003 quarter, we recorded a tax provision of $0.8 million on pre-tax income of $7.7 million, which resulted in an effective tax rate of approximately 10%. The difference in effective tax rates is primarily attributable to the actual utilization of federal and state net operating loss and credit carryforwards in the March 2003 quarter, the benefit of which had not been previously recognized. For the March 2004 quarter, the benefit resulting from the actual utilization of net operating loss and credit carryforwards during the period was recognized in a prior period and has no impact on the effective tax rate for the current period.

        Consistent with prior periods, in determining the need for a valuation allowance at March 31, 2004, we reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, Accounting for Income Taxes, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code (the "Code") Section 382, future income projections and potential tax-planning strategies. Based upon our assessment of all available evidence, we concluded that, with the exception of the net deferred tax assets that are expected to be utilized through December 31, 2005, it is not more likely than not that the remaining deferred tax assets will be realized. This conclusion is based primarily on our history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, our annual net operating loss limitations under Section 382 of the Code and the need to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If we continue to meet our financial projections and improve our results of operations, or if circumstances otherwise change, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the near term. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Additionally, any such release may result in the further reduction of goodwill and intangible assets acquired in connection with the Merger.

Liquidity and Capital Resources

        From inception through June 30, 2002, our business was financed primarily through the sale of equity securities. However, beginning in the September 2002 quarter, our business generated positive cash flows from operations. Our total cash, cash equivalent and short-term investment balances increased by approximately $17.9 million, or 10%, to $189.4 million at March 31, 2004 compared to $171.5 million at March 31, 2003. In summary, our cash flows were as follows (in thousands):

	Quarter Ended March 31,
	2004	2003
Net cash provided by operating activities	34,785	16,005
Net cash provided by (used for) investing activities	3,683	(15,395)
Net cash used for financing activities	(47,792)	(2,148)

        Net cash provided by operating activities increased by $18.8 million, or 117%. Significant factors that have impacted the variability in our cash provided by operating activities in these periods are as follows:

  •
  a $12.1 million increase in operating income before depreciation and amortization during the March 2004 quarter compared to the March 2003 quarter as a result of increased revenue and operating margins due to overall improvements in our business;

  •
  the utilization of net operating loss and tax credit carryforwards and income tax deductions resulting from the exercise of stock options and the related sale of common stock by employees, which reduced payments for income taxes. We currently anticipate that our net operating loss and tax credit carryforwards available for use in 2004, when combined with anticipated exercises of employee stock options, will minimize any cash paid for income taxes in 2004;

  •
  a decrease in accounts receivable in the March 2004 quarter primarily as a result of the expiration of our GM agreement and the collection of substantially all outstanding GM receivables. We experienced an increase in accounts receivable in the March 2003 quarter primarily as a result of increases in billable services and advertising and commerce revenues;

  •
  a decrease in other assets in the March 2004 quarter primarily as a result of expensing certain prepaid short-term marketing commitments, which were paid in prior quarters. We experienced an increase in other assets in the March 2003 quarter primarily as a result of certain prepayments made in connection with our NASCAR commitment;

  •
  an increase in accounts payable in the March 2004 quarter as a result of better payment terms obtained from certain vendors and increased marketing and telecommunications expenditures as a result of the growth in the business. We experienced a slight decrease in accounts payable in the March 2003 quarter primarily as a result of the payment of outstanding advertising related invoices from the December 2002 quarter; and

  •
  increases in deferred revenue due to the increasing number of pay subscribers to our services, an increase in average revenue per pay subscriber and an increase in the average prepaid balance of pay subscribers on prepaid multi-month plans due to the timing of renewals of subscribers on multi-month prepaid plans.

        Based on our current projections, we expect to continue to generate positive cash flows from operations through the remainder of 2004, and we anticipate that our future cash flows from operations and existing cash, cash equivalent and short-term investment balances will be sufficient to fund our operations over the next year. We intend to use our existing cash balances and future cash generated from operations to acquire complimentary services, businesses or technologies; to repurchase shares of our common stock if we believe market conditions to be favorable; and to fund future capital expenditures.

        Net cash provided by investing activities increased by $19.1 million. Significant factors that have impacted the variability in our cash used for investing activities in these periods are as follows:

  •
  a net decrease in our short-term investment portfolio in the March 2004 quarter, the proceeds of which were used to repurchase shares of our common stock. In the March 2003 quarter, the majority of cash generated from operations was invested in short-term investments, including short-term commercial paper, U.S. Government and U.S. Government Agency obligations and money market funds;

  •
  the timing of purchases of capital equipment associated with the ongoing operation of our business during the March 2004 quarter compared to the March 2003 quarter.

        In prior years, we have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we may need to make further significant investments in the future. Capital expenditures for the March 2004 quarter were $1.0 million. We anticipate that our total capital expenditures for 2004 will be in the range of $14 million to $16 million. Our anticipated capital expenditures for 2004 include approximately $5.5 million of capital expenditures associated with the relocation of our Westlake Village headquarters to accommodate increased headcount and approximately $1.5 million associated with the recent acquisition of our Web-hosting business. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, future acquisitions and new business initiatives which are difficult to predict and could change significantly over time. Additionally, significant technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $45.6 million. Significant factors that have impacted the variability in our cash provided by or used for financing activities in these periods are as follows:

  •
  a $46.9 million increase in repurchases of common stock under our common stock repurchase program during the March 2004 quarter compared to the March 2003 quarter. In April 2004, our Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005;

  •
  a slight increase in proceeds received from the issuance of stock in connection with exercises of employee stock options in the March 2004 quarter compared to the March 2003 quarter. We currently anticipate that both our employee stock purchase plan and our employee stock option plans will provide a significant source of cash in the near term.

        We currently have access to a $25 million unsecured revolving line of credit with Silicon Valley Bank, which expires in December 2004. The interest rates available for borrowings are based on current market factors. This facility is available for general corporate purposes. While we believe that we currently possess adequate cash reserves, the line of credit provides us with additional financial flexibility with respect to short-term working capital requirements. At March 31, 2004, a $0.7 million letter of credit in connection with one of our leased facilities was outstanding, reducing the total amount available under the line of credit. In April 2004, a $2.0 million letter of credit was issued in connection with the lease of our new headquarters, reducing the total amount available under the line of credit to $22.3 million.

        In April 2004, we acquired substantially all of the assets associated with the consumer Web-hosting business of About, Inc. for approximately $12.2 million in cash. The business offers consumers personal Web-site services, including hosting, domain and email services.

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

Financial Commitments

        Our financial commitments, including our operating leases and purchase commitments for telecommunications and media are as follows at March 31, 2004 (in thousands):

			Year Ending December 31,
Contractual Obligations		Apr-Dec 2004
	Total		2005	2006	2007	2008	Thereafter
Operating leases	$47,750	$2,143	$4,160	$6,048	$5,739	$5,792	$23,868
Telecommunications purchases	26,472	11,466	10,402	4,604	—	—	—
Media purchases	34,685	33,954	731	—	—	—	—

Total	$108,907	$47,563	$15,293	$10,652	$5,739	$5,792	$23,868

        In connection with the relocation of its corporate offices to Woodland Hills, California in March 2004 the Company entered into a lease for office space for approximately 112,000 square feet. The lease, which expires in September 2014, represents a total commitment of $34.5 million.

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

  •
  changes in the mix of our pay subscriber base, particularly changes in the number of subscribers to our accelerated services;

  •
  fluctuations in our average monthly revenue per pay subscriber;

  •
  changes in the number of hours users use our access services;

  •
  fluctuations in our efficiency in acquiring new pay subscribers and selling existing subscribers additional products or services;

  •
  the amount of marketing expenditures we incur, including fluctuations in payments to third party distributors for subscriber acquisition and fluctuations in the media pricing we are able to obtain;

  •
  changes in terms, including pricing, with our telecommunications providers;

  •
  the effect of acquisitions and the expense associated with potential acquisitions;

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

        In addition, the number of pay subscribers and free users on our services and the mix in our pay subscriber base from period to period has fluctuated significantly in the past and may fluctuate significantly in the future. Projecting the number and mix of pay subscribers on our services in future periods is inherently difficult and the rate at which users sign up for or terminate our services will vary as a result of a number of factors, many of which are out of our control. These factors include, without limitation, the effects of competition, seasonality, trends in the Internet access industry, user satisfaction with our services and the impact of our marketing efforts.

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

        Our monthly pricing for our standard dial-up services is currently lower than the monthly pricing of the premium dial-up services of most of our major competitors. Certain significant competitors, however, are engaging in more aggressive pricing of their dial-up services either under their primary brands or alternative brands, such as AOL's CompuServe and Netscape brands and EarthLink's PeoplePC brand. In particular, AOL recently began offering services priced at $9.95 per month under its Netscape Online brand that are designed to compete directly with our standard offering. A certain number of our new subscribers are subscribers switching from the AOL premium dial-up service, and the CompuServe and Netscape services may, in addition to being additional competition in the value-priced market, adversely impact the number of subscribers switching from the AOL premium dial-up service to our services. In addition, our competitors are engaging in a number of aggressive pricing plans to entice new users and keep existing users from leaving their services, such as one or more free months of service or extended periods of discounted pricing, which are less expensive than our current offerings, and many of our competitors do not charge an additional monthly fee for their accelerated service. We believe this increased competition has adversely impacted our ability to obtain new pay subscribers and may adversely impact our ability to maintain or grow our pay subscriber base in the future. In addition, we have increased our emphasis on marketing our accelerated services, and decreased our marketing efforts on our standard access services, which may adversely impact our pay subscriber growth. We cannot assure you that some or all of our competitors will not further reduce their pricing on their primary or alternative brands or adopt other aggressive competitive strategies that may adversely impact our ability to compete effectively and grow our subscriber base.

        A significant portion of our billable services revenue growth since early 2003 has been attributable to new subscribers to our accelerated services. When we began offering this service in early 2003, many of our competitors either did not offer a similar service or charged substantially more than we charge for a similar service. Since that time, several competitors have either decreased their price for these services or have bundled these services into their premium services with no additional fee. Certain competitors have either begun marketing these services, or have indicated that they will market these services, as a feature of their value-priced services and these services may be offered at a price point similar to or lower than our offering. In addition, several of our competitors have increased their emphasis on marketing these services. Increased competition for subscribers to accelerated services could adversely impact our ability to grow or maintain our accelerated services subscriber base, or could cause us to lower or eliminate our pricing for these services, which would adversely impact our results of operations. We cannot assure you that we will be able to continue to maintain or grow our accelerated services subscriber base at current price levels, or at all.

        Most of our major competitors also offer significantly greater technical support and scope of services than we currently offer. Some competitors have made content a significant factor in their offerings, and we do not currently offer our own content. Our decision not to offer a broader variety of services may adversely impact our ability to compete. Our ability to compete effectively for new subscribers could be negatively impacted to the extent that our competitors offer additional features, functionality or services that we do not currently offer.

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

        The number of U.S. households using broadband has grown significantly over the last few years and is expected to continue to grow. Broadband access, which includes cable, digital subscriber lines ("DSL"), satellite and wireless, generally offers users faster connection and download speeds than dial-up access for a higher monthly fee, currently ranging from an estimated $27 to $55 per month. Recently, pricing for broadband services, particularly for introductory promotional periods or for services with slower speeds, has been declining and the pricing gap between broadband and premium dial-up access services has been narrowing. Many industry analysts estimate that, as a result of broadband adoption, the total number of dial-up accounts in the U.S. has declined and will continue to decline. The decline in the size of the dial-up market could accelerate significantly if broadband services become widely available at lower prices or if there is significant consumer adoption of broadband applications, such as online video, telephony and music downloads, which depend upon connections that provide significant bandwidth. In addition, several companies bundle broadband services with their cable or phone services, which may result in lower prices of the broadband service to the consumer. We currently offer a broadband service in Nashville and Indianapolis through Comcast Corporation's cable systems. The service, however, is not value-priced and we have had a minimal number of subscribers sign up for it. We currently do not plan to offer broadband services on a significant scale, which will adversely impact our ability to compete for new subscribers and to retain existing subscribers.

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

        The success of our business model is predicated upon maintaining a marketing budget that is sufficient to grow our revenues while continuing to increase profitability. We have increased our marketing expenditures over time and we expect to continue to increase our marketing expenditures. We may also choose to participate in more costly distribution channels, which could further increase our marketing expenditures. In addition, as we add additional services, such as our accelerated services, premium email services and Web-hosting services, we have allocated, and may continue to allocate, a significant portion of our marketing resources to these additional services with the goal of adding new subscribers as well as selling additional services to our existing subscribers. Our allocation of resources to marketing additional services may adversely affect the overall growth of our pay subscriber base. If our marketing expenditures are not successful in increasing our revenues by increasing our subscriber base or by selling additional services, our business, financial position, results of operations and cash flows could be negatively impacted.

If we are unable to retain users, our business and financial results will suffer.

        Our business and financial results are primarily dependent on the number of users of our services, particularly our pay services. Currently, an average of four to five percent of our pay subscribers cancel their accounts or have their accounts terminated each month, which we refer to as subscriber churn. We do not include in our churn percentage those users who cancel during a free trial period or who have not converted from our free services and who cancel during their first month. We have experienced a higher churn percentage in our subscriber base using accelerated services than in our subscriber base using only our standard access service, which has resulted in a higher overall churn percentage. We anticipate that we will continue to experience a higher level of churn in our subscriber base using our accelerated services, which may result in additional increases in our overall churn percentage. This is due, in part, to the relatively short time we have been offering accelerated services since, in general, we experience a higher level of churn with respect to new pay subscribers than we do with respect to pay subscribers who have used our service for an extended period of time. The higher level of churn with respect to new pay subscribers makes it particularly difficult to maintain or grow the size of our pay subscriber base following a period of high growth in our pay subscriber base. If we continue to experience a high level of churn in our subscriber base using our accelerated services, it will make it more difficult to grow or retain the size of that base and it may make it more difficult to grow or maintain the size of our overall pay subscriber base. To increase our pay subscriber base, we must minimize the rate of loss of existing pay subscribers while adding new pay subscribers. As our pay subscriber base grows, we will need to add an increasing number of new pay subscribers both to replace users who cancel their service and to grow our pay subscriber base. If we experience an increased percentage of cancellations per month, or if we are unable to attract new pay subscribers in numbers sufficient to increase our overall pay subscriber base, our business, financial position, results of operations and cash flows will be adversely affected.

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

        If we experience a significant decrease in our active free user base or an increase in our rate of cancellations for our pay services, particularly for our accelerated services, our business, financial position, results of operations and cash flows may be adversely impacted. We cannot assure you that we will be able to effectively retain users or generate enough new users to make up for lost users.

Our future financial results may suffer if we are unable to maintain or grow our accelerated services subscriber base, or if we are unable to maintain the pricing for these services.

        At March 31, 2004, subscribers to our accelerated services comprised approximately 29% of our pay subscriber base. The percentage of our marketing resources dedicated to promoting these services has continued to increase. These services have been instrumental in increasing our average revenue per subscriber and decreasing our cost of billable services as a percentage of billable services revenues. Since we commenced offering these services in early 2003, competition for users of these services has increased and we expect competition to continue to increase. Also, these services are relatively new and there can be no assurance that consumers will continue to find these services attractive at current price levels, if at all. We have experienced a higher level of churn with respect to these services than we have experienced with our standard access services and this trend could continue or increase. In addition, because the provision of these services is technologically complex and we license portions of the underlying technology for these services from a single source, any technological problems or problems with our vendor could adversely impact our ability to effectively provide these services to our users. There can be no assurance that we will be able to continue to attract subscribers to these services, that we will not continue to experience higher churn with respect to these services or that we will be successful in maintaining the pricing for these services.

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

We may not successfully develop and market new products in a timely or cost-effective manner; consumers or advertisers may not accept our new products, including our accelerated services.

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

        Our accelerated services combine our standard access services with compression, caching and other technologies that reduce the average time for certain Web pages to download to users' computers when compared to standard dial-up services. We have devoted significant resources to the development of these services, including the integration of technologies licensed from a third party with our technologies, and we intend to continue to devote significant resources to the development, marketing and provisioning of these services. While these services result in faster Web surfing over a dial-up connection, these services do not provide the same benefits as broadband services, such as a continuous connection or faster downloads of music and video files. In addition, the technologies underlying the services are complex and we have encountered, and may in the future continue to encounter, issues with the operation, provisioning or the performance of these services. Problems with these services could adversely affect our business in a number of ways, including increased account cancellations and refunds. We cannot assure you that we will continue to be successful in delivering these services, or that the quality of these services will continue to be competitive.

We cannot assure you that we will be able to successfully manage and integrate our newly acquired Web-hosting business.

        In April 2004, we acquired the assets of About, Inc.'s Web-hosting business, which is primarily a Web-hosting business for consumers and, to a lesser extent, small businesses. We do not have experience in this line of business and may not be able to compete successfully in it. There may be unanticipated risks, liabilities and costs associated with this business, and we cannot assure you that this business will have a positive impact on our results of operations. In addition, we cannot assure you that we will be successful in maintaining or growing its pay subscriber base. Our Web-hosting business is also affected by many of the risks and uncertainties that affect our access business and are covered elsewhere in this quarterly report.

Seasonal trends in Internet usage and advertising sales may cause fluctuations in our results of operations.

        Seasonal trends could affect revenues, operating expenses and the rate at which users sign up for our services. Decreased usage during seasonal periods could decrease advertising inventory and adversely impact advertising revenue. While increased usage due to seasonality may positively impact advertising revenue, it would also result in increased telecommunications costs for such period. We have experienced higher usage in the March quarter and this trend may continue. We also have experienced a lower rate of people signing up for our services during the spring and summer months when compared to the fall and winter months, and we believe this trend will continue. Because our operating history is limited, it is difficult for us to accurately forecast seasonal trends and plan accordingly. Seasonality may result in significant fluctuations in our results of operations and the number of users signing up for, or accessing, our services.

If we are unable to successfully integrate acquisitions into our operations, we may not realize the benefits associated with such acquisitions and our business, financial condition, results of operations and cash flows may be adversely affected.

        In September 2001 we completed the Merger, in November 2002 we acquired certain assets of BlueLight's Internet access service and in April 2004 we acquired certain assets of About, Inc.'s Web-hosting business. While the integration of the first two of these acquired businesses is substantially complete, we have just begun the integration efforts associated with the Web-hosting business. Our efforts associated with these acquisitions are ongoing and we cannot assure you that these additional efforts will be completed successfully. In addition, we may acquire other companies or undertake other business combinations that we believe may complement our current or future business activities. Acquisitions may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring a business involves many risks, including:

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

        A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. In the past, we have experienced a number of situations where significant advertising arrangements were terminated early, were not renewed, were renewed at significantly lower rates or were renegotiated during the term of the arrangement. Historically, GM represented a significant percentage of our advertising and commerce revenues. Our agreement with GM, however, expired in December 2003 and was not renewed. In addition, we derived approximately 35% of our advertising and commerce revenues during the March 2004 quarter from Internet search fees provided through our agreement with Overture. Our agreement with Overture expires in March 2007. If there were a significant decrease in search fees from our agreement from Overture, such decrease would adversely impact our results of operations. Our business, financial position, results of operations and cash flows may be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

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

        In light of these factors, we cannot assure you that we will be able to maintain or grow our advertising revenues, and we believe we will experience a significant decrease in advertising and commerce revenues commencing in the June 2004 quarter from the levels achieved in recent quarters due to the termination of our agreement with GM.

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

        Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network and data services we require, and the majority of our telecommunications services is currently purchased from Level 3 Communications LLC, ICG Telecom Group, Inc., and MCI. Several vendors have ceased operations or ceased offering the services we require, causing us to switch vendors. In addition, several vendors are experiencing significant financial difficulties and may be unable to perform satisfactorily or to continue to offer their services. In particular, StarNet, Inc. and Allegiance Telecom Company Worldwide are in bankruptcy proceedings and MCI and Level 3 Communications have a significant amount of debt obligations. The loss of vendors has resulted, and may in the future result, in increased costs, decreased service quality and the loss of users. In particular, the failure of Level 3 Communications, ICG Telecom Group or MCI to continue to provide the scope, quality and pricing of services currently provided could materially and adversely affect our business and results of operations. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Many of our telecommunications providers compete with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, financial position, results of operations and cash flows.

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

        The software that operates most of our billing and customer support systems is licensed from Portal Software, Inc. and Remedy, a BMC Software Company, and we use a combination of Portal, Remedy and other third-party and internally developed software applications for customer billing and support. Customer billing and support is a highly complex process, and our systems must efficiently interface with other third parties' systems such as the systems of credit card processing companies and other companies to whom we outsource billing and support functions. Our ability to accurately and efficiently bill and support our users is dependent on the successful operation of our billing and support systems and third parties' systems upon which we rely. In addition, our ability to offer new pay services or alternative payment plans is dependent on our ability to customize our billing and support systems. Issues associated with these systems could cause a variety of problems including the failure to bill and collect from users on a timely basis, over-charging or under-charging users, inaccurate financial and customer data, excessive credit card chargebacks or refunds, delays in new product or payment plan introductions and other billing-related errors. Such problems could lead to inaccurate reporting from time to time, which could adversely affect our business, financial position, results of operations and cash flows. We have experienced billing and support problems from time to time and may experience additional problems in the future. The failure of our software vendors to provide software upgrades and technical support, the failure of the Portal, Remedy or internally developed software to operate accurately, problems with our credit card processor or other billing and support vendors and any other failures or errors in our billing and support systems could materially and adversely affect our business, financial position, results of operations and cash flows.

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

  •
  loss of data or revenue;

  •
  injury to reputation; and

  •
  diversion of development resources.

        We have experienced some technical and customer support issues associated with our services and software releases. These issues have resulted in users discontinuing their service and have adversely impacted our revenues. A number of our material technologies and systems, including the software clients and ad-serving technologies for NetZero, Juno and BlueLight Internet, are based on different platforms. To the extent we attempt to integrate these technologies and systems, we may experience a number of difficulties, errors, failures and unanticipated costs. In addition, our business relies on third-party software including, without limitation, software licensed from Oracle for our internal operations, software licensed from Portal and Remedy for billing and customer support, and software licensed from SlipStream Data Inc. for our accelerated services. Any significant failure of this software could materially and adversely affect our business, financial position, results of operations and cash flows. We cannot assure you that we will not experience significant problems in the future.

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

        We are required, under accounting principles generally accepted in the United States, to review our intangible assets for impairment when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Goodwill is required to be tested for impairment at least annually. In the quarter ended March 31, 2001, we recorded an impairment charge of $48.6 million reflecting the amount by which the carrying amounts of our goodwill and identifiable intangible assets exceeded their respective fair values. At March 31, 2004, we had approximately $26.8 million in identifiable intangible assets and $9.5 million of goodwill. We cannot assure you that we will not experience impairment losses in the future. Any such loss could adversely and materially impact our business, financial condition and results of operations.

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

Government regulation or taxation of the provision of Internet access and other services could decrease our revenues and increase our costs.

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

        In addition, the tax treatment of activities on or relating to the Internet is currently unsettled. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on the online sale of goods and services and other Internet activities. The Internet Tax Freedom Act, which placed a moratorium on new state and local taxes on Internet commerce expired in November 2003. This moratorium has not been and may not be reinstituted, and future laws imposing taxes or other regulations on the provision of goods and services over the Internet could make it substantially more expensive to operate our business.

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

        Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fire, earthquakes, power loss, telecommunications failures, terrorism and similar events. We have experienced situations where power loss and telecommunications failures have adversely impacted our services, although to date such failures have not been material to our operations. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our headquarters in Westlake Village, California and at facilities in Los Angeles, California; Sunnyvale, California; San Jose, California; and New York, New York. In the past, areas in California have experienced repeated episodes of diminished electrical power supply, or "rolling blackouts." A natural disaster, terrorism, power blackout or other unanticipated problem at our headquarters or at a network hub, or within a third-party network provider's network, could cause interruptions in the services that we provide. Our systems are not fully redundant. Any prolonged disruption of our services due to system failures could result in user turnover and decreased revenues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We maintain a short-term investment portfolio consisting of U.S. commercial paper, U.S. Government or U.S. Government Agency obligations, tax-exempt municipal bonds and money market funds. Our primary objective is the preservation of principal and liquidity while maximizing yield. The minimum long-term rating is A, and if a long-term rating is not available, we require a short-term credit rating of A1 and P1. Increases and decreases in short-term interest rates could have a material impact on interest income from our investment portfolio.

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

        On May 17, 2001, plaintiff Ann Louise Truschel filed an action in the Supreme Court of the State of New York for the County of New York against Juno on behalf of herself and all others similarly situated. Plaintiff alleges unjust enrichment, unfair and deceptive business practices and breach of contract. Specifically, plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (i) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (ii) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. Plaintiff is seeking damages, injunctive relief and attorneys' fees. On May 3, 2004, the court entered an order granting preliminary approved a settlement agreement.

        On December 19, 2002, plaintiff William Kleen filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Juno on behalf of himself and all others similarly situated. Plaintiff alleges unjust enrichment, unfair and deceptive business practices and breach of contract. Specifically, plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (i) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (ii) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. Plaintiff is seeking damages, injunctive relief and attorneys' fees. On May 3, 2004, the court approved a settlement agreement.

        On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba "Freewwweb," (the "Debtor"), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and Freewwweb. In response to the commencement of the adversary proceeding, Freewwweb and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno's conduct in connection with the subscriber referral agreement. In addition, a dispute arose between

Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno, and we have reserved $5.5 million in connection with this proceeding. On September 11, 2003, the court issued an order approving the Stipulation of Settlement. On September 12, 2003, the Debtor filed a Notice of Appeal of the order approving the Stipulation of Settlement. The appeal has been argued by the parties and is awaiting a ruling by the court.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. As of March 31, 2004, we had repurchased $100 million of our common stock. On April 22, 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005.

        Share repurchases executed under the common stock repurchase program at March 31, 2004 were as follows (in thousands, except per share amounts):

Period	Shares Repurchased(1)	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
August 2001	138	$1.67	$9,770
November 2001	469	1.77	8,940
February 2002	727	3.38	6,485
August 2002	288	7.51	27,820
February 2003	193	9.43	26,005
May 2003	281	13.51	22,207
November 2003	2,024	19.76	48,706
February 2004	2,887	16.86	—

Total	7,007	$14.26	$—

(1)
All share repurchases were repurchased as part of a publicly announced program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1
	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Amended and Restated Registration Rights Agreement		10-Q	000-33367	11/14/2001
10.2	Lease Agreement between Westlake Gardens and NetZero, Inc.		10-Q	000-33367	11/14/2001
10.3	2001 Amended and Restated Employee Stock Purchase Plan	X		000-33367	5/3/2004
10.4	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	United Online, Inc. 2004 Management Bonus Plan	X		000-33367	5/3/2004
10.7	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-K	000-33367	2/5/2004
10.8	Amended and Restated Employment Agreement between Registrant and Charles S. Hilliard		10-K	000-33367	2/5/2004
10.9	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-K	000-33367	2/5/2004
10.10	Amended and Restated Employment Agreement between the Registrant and Brian Woods		10-K	000-33367	2/5/2004
10.11	Office Lease between LNR Warner Center, LLC and NetZero, Inc.	X		000-33367	5/3/2004

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	000-33367	5/3/2004
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	000-33367	5/3/2004
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	000-33367	5/3/2004
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	000-33367	5/3/2004

(b)
Reports on Form 8-K.

        On February 4, 2004, we filed a Current Report on Form 8-K to furnish to the SEC our press release announcing our financial results for the quarter and year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2004.

UNITED ONLINE, INC.
By:	/s/ CHARLES S. HILLIARD Charles S. Hilliard Executive Vice President, Finance and Chief Financial Officer
By:	/s/ NEIL P. EDWARDS Neil P. Edwards Senior Vice President, Finance, Treasurer and Chief Accounting Officer

EXHIBIT INDEX

		Filed with this Form 10-Q	Incorporated by Reference to
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1
	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Amended and Restated Registration Rights Agreement		10-Q	000-33367	11/14/2001
10.2	Lease Agreement between Westlake Gardens and NetZero, Inc.		10-Q	000-33367	11/14/2001
10.3	2001 Amended and Restated Employee Stock Purchase Plan	X		000-33367	5/3/2004
10.4	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	United Online, Inc. 2004 Management Bonus Plan	X		000-33367	5/3/2004
10.7	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-K	000-33367	2/5/2004
10.8	Amended and Restated Employment Agreement between Registrant and Charles S. Hilliard		10-K	000-33367	2/5/2004
10.9	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-K	000-33367	2/5/2004
10.10	Amended and Restated Employment Agreement between the Registrant and Brian Woods		10-K	000-33367	2/5/2004
10.11	Office Lease between LNR Warner Center, LLC and NetZero, Inc.	X		000-33367	5/3/2004

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	000-33367	5/3/2004
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	000-33367	5/3/2004
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	000-33367	5/3/2004
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	000-33367	5/3/2004

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX