Form 10-Q
period 2004-06-30
UNITED ONLINE INC
filed 2004-08-05
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

        There were 62,772,674 shares of the registrant's common stock outstanding at July 30, 2004.

        In this document, "United Online," the "Company," "we," "us" and "our" collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,171	$71,234
Short-term investments	132,331	132,489
Accounts receivable, net	13,404	14,065
Deferred tax assets, net	15,405	22,707
Other current assets	14,040	9,390

Total current assets	246,351	249,885
Property and equipment, net	14,749	13,428
Deferred tax assets, net	1,833	3,666
Goodwill	16,927	9,541
Intangible assets, net	29,091	30,727
Other assets	507	632

Total assets	$309,458	$307,879

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,251	$31,388
Accrued liabilities	19,669	14,028
Deferred revenue	28,160	24,639

Total current liabilities	85,080	70,055
Commitments and contingencies (see Note 8)
Stockholders' equity:
Common stock	6	6
Additional paid-in capital	509,066	535,228
Deferred stock-based compensation	(10,256)	—
Accumulated other comprehensive income (loss)	(51)	1,648
Accumulated deficit	(274,387)	(299,058)

Total stockholders' equity	224,378	237,824

Total liabilities and stockholders' equity	$309,458	$307,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Billable services	$102,496	$72,412	$200,178	$138,447
Advertising and commerce	8,122	7,196	18,115	14,980

Total revenues	110,618	79,608	218,293	153,427

Operating expenses:
Cost of billable services (including stock-based compensation, see Note 1)	23,294	23,011	48,874	46,603
Cost of free services	1,589	2,572	3,314	5,706
Sales and marketing (including stock-based compensation, see Note 1)	44,862	26,470	87,980	50,093
Product development (including stock-based compensation, see Note 1)	6,286	5,429	12,387	11,393
General and administrative (including stock-based compensation, see Note 1)	10,183	7,939	17,440	15,065
Amortization of intangible assets	4,393	3,964	8,357	7,928
Restructuring charges	—	—	—	(215)

Total operating expenses	90,607	69,385	178,352	136,573

Operating income	20,011	10,223	39,941	16,854
Interest and other income, net	1,025	1,124	2,231	2,229

Income before income taxes	21,036	11,347	42,172	19,083
Provision (benefit) for income taxes	8,726	(3,247)	17,501	(2,473)

Net income	$12,310	$14,594	$24,671	$21,556

Unrealized loss on short-term investments, net of tax	(1,642)	(640)	(1,699)	(545)

Comprehensive income	$10,668	$13,954	$22,972	$21,011

Net income per share—basic	$0.20	$0.23	$0.40	$0.34

Net income per share—diluted	$0.19	$0.21	$0.37	$0.32

Shares used to calculate basic net income per share	61,669	62,916	62,070	62,728

Shares used to calculate diluted net income per share	66,238	68,327	66,796	68,151

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$24,671	$21,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,082	12,691
Stock-based compensation	1,216	42
Deferred taxes	2,104	(4,336)
Tax benefits from stock options	13,039	1,217
Other	465	686
Changes in operating assets and liabilities (excluding the effect of acquisitions):
Accounts receivable	953	(1,108)
Other assets	(4,456)	282
Accounts payable and accrued liabilities	11,290	1,083
Deferred revenue	1,896	3,459

Net cash provided by operating activities	63,260	35,572

Cash flows from investing activities:
Purchases of property and equipment	(4,854)	(3,350)
Purchases of rights, patents and trademarks	(912)	—
Purchases of short-term investments	(72,128)	(18,705)
Proceeds from maturities and sales of short-term investments	69,658	8,655
Cash paid for acquisitions	(11,917)	—
Proceeds from sale of equity investment	—	750

Net cash used for investing activities	(20,153)	(12,650)

Cash flows from financing activities:
Payments on capital leases	—	(662)
Repayment of notes receivable from stockholders	—	1,597
Proceeds from exercises of stock options	3,900	3,273
Proceeds from employee stock purchase plan	1,636	1,019
Repurchases of common stock	(48,706)	(5,612)

Net cash used for financing activities	(43,170)	(385)

Change in cash and cash equivalents	(63)	22,537
Cash and cash equivalents, beginning of period	71,234	63,301

Cash and cash equivalents, end of period	$71,171	$85,838

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        United Online, Inc. ("United Online" or the "Company") is a leading provider of consumer Internet subscription services through a number of brands, including NetZero and Juno. The Company's pay services include dial-up Internet access, accelerated dial-up services, premium email, and personal Web-hosting and domain name registration services. It also offers consumers free Internet access, Web email and Web hosting. The Company's access services are available in more than 8,000 cities across the United States and in Canada. In addition, the Company offers marketers numerous online advertising products as well as online market research and measurement services. The Company is headquartered in Westlake Village, California, with offices in New York, New York; San Francisco, California; Orem, Utah; and Hyderabad, India.

        United Online was incorporated in Delaware in June 2001 and was formed in connection with the merger of NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno") into two of United Online's wholly-owned subsidiaries, which was consummated on September 25, 2001 (the "Merger"). The Merger was accounted for under the purchase method of accounting, and NetZero was the acquirer for financial accounting purposes and the Company's predecessor for financial reporting purposes. As a result of the Merger, NetZero and Juno each became wholly-owned subsidiaries of United Online. On November 4, 2002, the Company, through its wholly-owned subsidiary NetBrands, Inc., acquired the Internet access assets of BlueLight.com LLC ("BlueLight"). In April 2004, the Company acquired substantially all of the assets associated with the Web-hosting business of About, Inc. for $11.9 million in cash. The business offers consumers personal Web-site services, including hosting, domain and email services.

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

Stock-Based Compensation

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 44, Accounting for Certain Transactions Involving Stock Compensation, and Emerging Issues Task Force ("EITF") Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No. 44 and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. Under APB Opinion No. 25, employee stock-based compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense is recorded in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	4%	2%	3%	2%
Expected life (in years)	5	5	5	5
Dividend yield	0%	0%	0%	0%
Volatility	100%	110%	103%	110%

        If the fair value-based method had been applied in measuring stock-based compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$12,310	$14,594	$24,671	$21,556
Add: Stock-based compensation included in net income	739	14	1,216	42
Deduct: Total stock-based compensation determined under fair value-based method for all awards, net of tax	(9,158)	(6,035)	(17,260)	(11,446)

Pro forma net income	$3,891	$8,573	$8,627	$10,152

Net income per share—basic, as reported	$0.20	$0.23	$0.40	$0.34

Net income per share—basic, pro forma	$0.06	$0.14	$0.14	$0.16

Net income per share—diluted, as reported	$0.19	$0.21	$0.37	$0.32

Net income per share—diluted, pro forma	$0.06	$0.13	$0.13	$0.15

        The following table summarizes the stock-based compensation included in the following operating expenses (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating expenses:
Cost of billable services	$—	$1	$—	$4
Sales and marketing	124	3	207	8
Product development	—	1	—	2
General and administrative	615	9	1,009	28

Total stock-based compensation	$739	$14	$1,216	$42

2.     ACQUISITION

        In April 2004, the Company acquired substantially all of the assets associated with the Web-hosting business of About, Inc. The business offers consumers Web-site services, including hosting, domain and email services. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations. The primary reason for the acquisition was to acquire About, Inc.'s Web-hosting services and user base in order to expand the Company's service offerings.

        The purchase price of approximately $11.9 million was paid in cash and allocated to the net assets acquired based on their estimated fair values, including identifiable intangible assets. The following table summarizes the net assets acquired in connection with the acquisition (in thousands):

Asset Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Accounts receivable	$292
Property and equipment	199
Other assets	69
Accounts payable and accrued liabilities	(215)
Deferred revenue	(1,625)

Total net liabilities assumed	(1,280)

Intangible assets acquired:
Pay subscribers	3,190	4 years
Proprietary rights	400	7 years
Software and technology	2,220	3 years

Total intangible assets acquired	5,810

Goodwill	7,387

Total purchase price	$11,917

        The weighted average amortizable life of all acquired intangible assets is 3.8 years. The pro forma effect of the transaction is immaterial to the consolidated financial statements.

3.     BALANCE SHEET COMPONENTS

Short-Term Investments

        Short-term investments at June 30, 2004 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$20,578	$232	$(31)	$20,779
Government agencies	111,839	466	(753)	111,552

Total	$132,417	$698	$(784)	$132,331

        Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income (loss) on the consolidated balance sheets. The Company recognized $25,000 and $0.1 million, respectively, of net realized gains during the quarter and six months ended June 30, 2004. The Company had no material realized gains or losses from the sale of investments in the quarter and six months ended June 30, 2003.

        Maturities of short-term investments at June 30, 2004 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$14,051	$14,053
Maturing between 1 year and 4 years	118,366	118,278

Total	$132,417	$132,331

Accounts Receivable

        At June 30, 2004, receivables from two customers each comprised approximately 18% of the Company's consolidated accounts receivable balance.

4.     INCOME TAXES

        For the quarter and six months ended June 30, 2004, the Company generated pre-tax income of $21.0 million and $42.2 million, respectively, and recorded a tax provision of $8.7 million and $17.5 million, respectively, resulting in an annualized effective tax rate of approximately 41.5%.

        For the quarter and six months ended June 30, 2003, the Company generated pre-tax income of $11.3 million and $19.1 million, respectively, and recorded a tax benefit of $3.2 million and $2.5 million, respectively. The effective tax rates differ from the statutory rate primarily as a result of the tax benefit recognized from the release of a portion of the valuation allowance against deferred tax assets relating primarily to the actual and expected utilization of net operating loss and credit carryforwards for fiscal 2003 and 2004, offset to a lesser extent by state income taxes. In September 2002, the State of California enacted legislation that suspended the utilization of net operating loss carryforwards to offset current taxable income for a two-year period beginning on July 1, 2002, which required the Company to record a California state income tax provision for the quarter and six months ended June 30, 2003.

        Consistent with prior periods, in determining the need for a valuation allowance at June 30, 2004, the Company reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, Accounting for Income Taxes, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code (the "Code") Section 382, future income projections and potential tax-planning strategies. Based upon the Company's assessment of all available evidence, it concluded that, with the exception of the net deferred tax assets that are expected to be utilized through December 31, 2005, it is not more likely than not that the remaining deferred tax assets will be realized. This conclusion is based primarily on the Company's history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, its annual net operating loss limitations under Section 382 of the Code and the need to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets. The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is reasonably possible that the Company may release all, or a portion, of the remaining valuation allowance in the near term. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Additionally, any such release may result in the further reduction of goodwill and intangible assets acquired in connection with the Merger.

5.     NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share for the quarter and six months ended June 30, 2004 and 2003, respectively (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$12,310	$14,594	$24,671	$21,556

Denominator:
Weighted average common shares—basic	62,330	63,249	62,711	62,927
Adjustment to weighted average for common shares subject to repurchase	(661)	(333)	(641)	(199)

Adjusted weighted average common shares—basic	61,669	62,916	62,070	62,728

Effect of dilutive securities:
Stock options, restricted shares, warrants and employee stock purchase plan shares	4,569	5,411	4,726	5,423

Weighted average common shares—diluted	66,238	68,327	66,796	68,151

Net income per share—basic	$0.20	$0.23	$0.40	$0.34

Net income per share—diluted	$0.19	$0.21	$0.37	$0.32

        The diluted per share computations exclude antidilutive options. The number of antidilutive options at June 30, 2004 and 2003 was 5.7 million and 3.0 million, respectively. At June 30, 2004, there were approximately 13.7 million option shares outstanding with a weighted average exercise price of $12.14 per share.

6.     EQUITY AWARDS

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

        In January 2004, the Board of Directors approved stock option grants of 1.2 million shares to the Company's executive officers. The options are immediately exercisable and have an exercise price of $18.70 per share. The options and, to the extent exercised before vested, the shares vest over a three-year period from the date of grant.

        In January 2004, the Board of Directors approved stock option grants of 0.1 million shares to the members of the Board. The options are immediately exercisable and have an exercise price of $18.70 per share. The options and, to the extent exercised before vested, the shares vest monthly over a one-year period from the date of grant.

7.     COMMON STOCK REPURCHASE PROGRAM

        The Company's Board of Directors authorized a common stock repurchase program that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of

Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized the Company to purchase up to an additional $100 million of its common stock through May 31, 2005 under the program. At June 30, 2004, the Company had repurchased $100 million of its common stock.

        Share repurchases executed under the common stock repurchase program at June 30, 2004 were as follows (in thousands, except per share amounts):

Period	Shares Repurchased(1)	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
August 2001	138	$1.67	$9,770
November 2001	469	1.77	8,940
February 2002	727	3.38	6,485
August 2002	288	7.51	27,820
February 2003	193	9.43	26,005
May 2003	281	13.51	22,207
November 2003	2,024	19.76	48,706
February 2004	2,887	16.86	—
May 2004	—	—	100,000

Total	7,007	$14.26	$100,000

(1)
All share repurchases were repurchased as part of a publicly announced program.

8.     COMMITMENTS AND CONTINGENCIES

Financial Commitments

        The Company's financial commitments, including its operating leases and purchase commitments for telecommunications and media, are as follows at June 30, 2004 (in thousands):

			Year Ending December 31,
Contractual Obligations		Jul - Dec 2004
	Total		2005	2006	2007	2008	Thereafter
Operating leases	$42,901	$1,300	$3,092	$4,973	$5,056	$4,959	$23,521
Telecommunications purchases	26,176	7,955	10,985	7,124	112	—	—
Media purchases	66,667	32,010	34,657	—	—	—	—
Relocation commitments	4,800	4,800	—	—	—	—	—

Total	$140,544	$46,065	$48,734	$12,097	$5,168	$4,959	$23,521

        In connection with the planned relocation of its corporate offices to Woodland Hills, California, the Company entered into a lease for office space for approximately 112,000 square feet in March 2004. The lease, which expires in September 2014, represents a total commitment of $34.5 million. In connection with this lease, a $2.0 million letter of credit was issued in April 2004, reducing the total amount available under the Company's line of credit to $22.3 million.

        Operating lease commitments decreased from the March 2004 quarter as a result of lease termination agreements signed during the June 2004 quarter. In connection with these agreements, the Company recognized $1.2 million in lease termination fees.

Legal Contingencies

        On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors (the "Consolidated Cases"). Plaintiffs have filed a motion for preliminary approval of a proposed settlement with the issuers and their individual corporate officers and directors.

        On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba "Freewwweb" (the "Debtor"), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno's conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1,000,000 and Juno claiming less than $300,000. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno. The Debtor has filed a motion of appeal of the district court order upholding the decision of the Bankruptcy Court approving the Stipulation of Settlement. The briefing schedule for the appeal has not yet been established. At June 30, 2004, the Company had liabilities recorded of approximately $5.5 million.

        The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, financial position, results of operations or cash flows, the results of litigation are inherently uncertain and the Company can provide no assurance that it will not be materially and adversely impacted by the results of such proceedings. The Company has established a reserve for the Freewwweb matter discussed above and such reserve is reflected in the consolidated financial statements.

        The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes the amount and ultimate liability, if any, with respect to these actions will not materially affect the Company's business, financial position, results of operations or cash flows. There can be no assurance, however, that such actions will not be material or adversely affect the Company's business, financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as "anticipate," "expect," "intend," "plan," "believe," "may," "will" or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the Internet services market, our user base, our services and marketing initiatives, the advertising market, competition, seasonality, operating expenses, operating efficiencies, revenues, capital requirements and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The sections entitled "Risk Factors" in this Quarterly Report on Form 10-Q, our Transition Report on Form 10-KT as filed with the SEC on February 5, 2004 and our other filings with the SEC set forth some of the important risk factors that may affect our business, financial position, results of operations and cash flows. Statements indicating factors that we believe may impact our results are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

Overview

        We are a leading provider of consumer Internet subscription services through a number of brands, including NetZero and Juno. Our pay services include dial-up Internet access, accelerated dial-up services, premium email, and personal Web hosting and domain name registration services. We also offer consumers free Internet access, Web email and Web hosting. Our access services are available in more than 8,000 cities across the United States and in Canada. In addition, we offer marketers numerous online advertising products as well as online market research and measurement services.

        At June 30, 2004, we had approximately 3.2 million subscribers to our pay services and approximately 6.8 million active accounts, including pay subscribers. Total pay subscribers currently include pay Internet access subscribers, premium email subscribers, Web hosting pay subscribers and domain name registration subscribers. "Active" accounts include total pay subscribers, free users who have logged onto our access or email services during the preceding 31-day period and those free hosted Web sites that have received at least one visit during the preceding 90 days.

        Our standard pay access services are offered through various pricing plans, generally $9.95 per month. We also offer "accelerated" dial-up access services generally for an additional $5.00 per month, or a total monthly charge of $14.95. Our accelerated services utilize compression, caching and other technologies that reduce the time for certain Web pages to download to users' computers when compared to our standard dial-up access services. Recently, NetZero and Juno began offering premium email services with expanded features and storage capabilities at prices ranging from $9.95 to $24.95 per year. As a result of an acquisition in April 2004, we began offering Web-site services, including hosting and domain name registration services. Our Web-hosting services are offered through various pricing plans, averaging approximately $9.00 per month.

        Our pay access services differ from our free access services in that the hourly and certain other limitations set for the free services do not apply. In addition, our free access services incorporate a number of advertising initiatives, including a persistent on-screen advertising banner, which are not included on our pay access services. Our pay Web-hosting services differ from our free Web-hosting services in that the free service requires the Web site to incorporate advertising initiatives. At June 30,

2004, we had approximately 2.2 million free access and email active accounts and approximately 1.5 million free Web-hosting active accounts.

        At June 30, 2004, subscribers to our accelerated services comprised approximately 31% of our total pay subscriber base and subscribers to our premium email and Web-hosting and domain services comprised approximately 1% and 2% of our total pay subscriber base, respectively. In general we count and track pay subscribers and free accounts by unique member identification. We recently began cross marketing some of our brands and services to our entire account base. A by-product of cross marketing multiple brands and services is that users have the ability to register for separate services under separate brands and member identifications independently. We do not track whether pay subscribers have purchased more than one of our services if they are using more than one member identification. As a result, total pay subscribers may not represent unique pay subscribers and, similarly, total active free accounts may not represent unique free users. In addition, a free Web hosting account is determined to be active if there is a visit to the site during the preceding 90 days, and it may be that the creator of the site no longer maintains or updates the site. As such, a free Web hosting account may not represent an ongoing relationship with the person who set up the account. To the extent a pay subscriber purchases multiple pay services under one unique member identification, we only count that as one pay subscriber. At any point in time, our pay subscriber base includes a number of pay subscribers receiving a free period of service as either a promotion or retention tool and may include a few thousand internal test accounts.

        United Online commenced operations in September 2001, following the merger of NetZero and Juno into two of its wholly-owned subsidiaries (the "Merger"). The Merger was accounted for under the purchase method of accounting for business combinations as an acquisition of Juno by NetZero, which is considered the predecessor company to United Online.

Results of Operations

        The following table sets forth (in thousands, except percentages), for the periods presented, selected historical statements of operations data. The information contained in the table below is unaudited and should be read in conjunction with Liquidity and Capital Resources and Financial

Commitments included in this Item 2 as well as the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Quarter Ended June 30,				Six Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	2004	% of Revenue	2003	% of Revenue
Statements of Operations Data:
Revenues:
Billable services	$102,496	93%	$72,412	91%	$200,178	92%	$138,447	90%
Advertising and commerce	8,122	7	7,196	9	18,115	8	14,980	10

Total revenues	110,618	100	79,608	100	218,293	100	153,427	100

Operating expenses:
Cost of billable services	23,294	21	23,011	29	48,874	22	46,603	30
Cost of free services	1,589	1	2,572	3	3,314	2	5,706	4
Sales and marketing	44,862	41	26,470	33	87,980	40	50,093	33
Product development	6,286	6	5,429	7	12,387	6	11,393	7
General and administrative	10,183	9	7,939	10	17,440	8	15,065	10
Amortization of intangible assets	4,393	4	3,964	5	8,357	4	7,928	5
Restructuring charges	—	—	—	—	—	—	(215)	—

Total operating expenses	90,607	82	69,385	87	178,352	82	136,573	89

Operating income	20,011	18	10,223	13	39,941	18	16,854	11
Interest and other income, net	1,025	1	1,124	1	2,231	1	2,229	1

Income before income taxes	21,036	19	11,347	14	42,172	19	19,083	12
Provision (benefit) for income taxes	8,726	8	(3,247)	(4)	17,501	8	(2,473)	(2)

Net income	$12,310	11%	$14,594	18%	$24,671	11%	$21,556	14%

Revenues

  Billable Services Revenues

        Billable services revenues consist primarily of monthly fees charged to users for dial-up Internet access services, accelerated dial-up services and, to a lesser extent, fees charged to users for Web-hosting and domain name registration services, live telephone technical support and premium email services. Our pay Internet access services have been offered under a number of pricing plans, generally ranging from $1.95 to $29.95 per month. Currently, our most common pricing plan for our standard dial-up Internet access service is $9.95 per month. Our standard pricing for our accelerated dial-up services is an additional $5.00 per month, or a total monthly charge of $14.95. We generally charge our users $1.95 per minute for live telephone technical support, and we currently charge prices ranging from $9.95 to $24.95 per year for our premium email services. Our Web-hosting services are offered through various pricing plans, averaging approximately $9.00 per month.

        Our billable services revenues are primarily dependent on two factors: the average number of pay subscribers for a period and the average monthly revenue per pay subscriber for a period. The average number of pay subscribers is a simple average calculated based on the number of pay subscribers at the beginning and end of a period. Changes in our pay subscriber base are dependent on a number of factors including: the number of free users upgrading to pay services; changes in our marketing and related distribution channels; the number of pay subscribers who cancel their accounts or have their accounts terminated; changes in our marketing expenditures; the effectiveness of our marketing and distribution activities; the effects of seasonality; the impact of new types of pay services; the effects of increasing competition; and future acquisitions, if any. Average monthly revenue per pay subscriber is calculated by dividing billable services revenues for a period by the average number of pay subscribers for that period. Average monthly revenue per pay subscriber may fluctuate from period to period as a result of a variety of factors including: the pricing and success of new pay services, such as our accelerated dial-up and premium email services, and the penetration of these types of services as a percentage of total subscribers; changes in the mix of pay subscribers and their related pricing plans; the use of promotions such as free service periods and discounted pricing plans to obtain or retain subscribers; increases or decreases in the price of our services; and the timing of pay subscribers joining and leaving our services during a period.

        Billable services revenues increased by $30.1 million, or 42%, to $102.5 million for the June 2004 quarter, compared to $72.4 million for the June 2003 quarter. Billable services revenues increased by $61.7 million, or 45%, to $200.2 million for the six months ended June 30, 2004, compared to $138.4 million for the six months ended June 30, 2003. The increase was due to an increase in our average number of pay subscribers and an increase in our average monthly revenue per pay subscriber.

        Our average number of pay subscribers was approximately 3,142,000 and 3,040,000, respectively, during the quarter and six months ended June 30, 2004, compared to approximately 2,476,000 and 2,362,000 during the quarter and six months ended June 30, 2003. The increase in our average number of pay subscribers resulted from a number of factors including an expansion of our online and offline distribution channels, increased spending on marketing and promotion of our pay services, in particular our accelerated services, our Web-hosting acquisition in April 2004 and a significant number of our free accounts upgrading to our pay services. However, our growth in pay subscribers during the quarter ended June 30, 2004 was slower than the growth we experienced in both the March 2004 and June 2003 quarters as a result of significantly slower growth in pay access subscribers. We believe the slower growth in pay access subscribers during the June 2004 quarter may be attributable to a variety of factors including, without limitation, seasonally lower Internet usage and increased competition. These factors and others may adversely impact our ability to grow our pay access subscribers going forward. We cannot assure you that either our total pay subscriber base or our pay access subscribers will continue to grow in future periods, if at all.

        Average monthly revenue per pay subscriber was $10.87 for the June 2004 quarter, compared to $9.75 for the June 2003 quarter. The increase in average monthly revenue per pay subscriber was due primarily to an increase in the number of access subscribers purchasing our accelerated dial-up services, which at June 30, 2004 comprised approximately 31% of our total pay subscriber base. Average monthly revenue per pay subscriber for the June 2004 quarter was $10.87, which represented a slight decrease from the $10.88 reported in the March 2004 quarter. The sequential decrease contrasts to a sequential four-quarter trend of increasing average monthly revenue per pay subscriber, which began in the June 2003 quarter following the launch of our accelerated services in March 2003. Average monthly revenue per pay subscriber for the June 2004 quarter did not increase due to a number of factors including: a slowing of pay access subscriber growth; a smaller increase in the percentage of our pay subscribers on accelerated services; a greater percentage of pay subscribers on lower-priced subscription services, such as our premium email and Web-hosting services; an increase in the number of free months of service offered for initial trial periods and retention programs; and an increase in the number of subscribers signing up for promotional pricing plans. These factors were partially offset by the timing and impact of the Web hosting acquisition. We currently anticipate that some or all of these trends may continue in the near term, and believe that average monthly revenue per pay subscriber will decrease, at least in the near term. If we experience decreases in average monthly revenue per pay subscriber, our billable services revenues may grow at a slower rate and could decrease.

  Advertising and Commerce Revenues

        Our advertising and commerce revenues consist of fees from our Internet search partners that are generated as a result of our users utilizing our partners' Internet search services, fees generated by our users viewing and clicking on third-party Web site advertisements and fees from referring our users to, and our users making purchases on, sponsors' Web sites. We also generate revenues from providing third parties with data analysis capabilities and traditional market research services, such as surveys and questionnaires. Our advertising and commerce revenues are generated from both our pay subscribers and free accounts. Factors impacting our advertising and commerce revenues generally include changes in orders from significant customers, the state of the online search and advertising markets, seasonality, increases or decreases in our active accounts, limitations on our free services and increases or decreases in advertising inventory available for sale. In the past, we have imposed limitations on our free services that have adversely impacted our volume of advertising inventory.

        Advertising and commerce revenues increased by $0.9 million, or 13%, to $8.1 million for the June 2004 quarter, from $7.2 million for the June 2003 quarter. Advertising and commerce revenues increased by $3.1 million, or 21%, to $18.1 million for the six months ended June 30, 2004, from $15.0 million for the six months ended June 30, 2003. The increases were primarily due to an increase in fees derived from our Internet search partner as a result of more favorable pricing and expanded search services partially offset by a decrease in other advertising and commerce sales. We derived approximately 44% and 21% of our advertising and commerce revenues for the June 2004 and 2003 quarters, respectively, and approximately 39% and 21% of our advertising and commerce revenues for the six months ended June 30, 2004 and 2003, respectively, from Internet search fees primarily provided through our search agreement with Overture Services, Inc. ("Overture"), a subsidiary of Yahoo! Inc. In November 2003, we amended our agreement with Overture, which included among other items an extension of the term through March 2007. The increase in advertising and commerce revenues was offset partially by a $2.8 million decrease for the June 2004 quarter compared to the June 2003 quarter and a $3.5 million decrease for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 in revenue generated from our agreement with General Motors ("GM"). Our agreement with GM expired in December 2003 but the revenues from GM have been partially offset by revenues from other arrangements. The revenue recognized from GM during the six months ended June 30, 2004 was primarily related to an unanticipated final performance bonus received during the March 2004 quarter. We derived approximately 0% and 12%, respectively, of our advertising and commerce revenues for the quarter and six months ended June 30, 2004 from GM, compared to approximately 38% and 37%, respectively for the quarter and six months ended June 30, 2003.

Cost of Billable Services

        Cost of billable services includes direct costs of billable services and costs that have been allocated to billable services. Direct costs consist of costs related to providing telephone technical support, customer billing and billing support to our pay subscribers and domain name registration fees. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our network and data centers, and depreciation of network computers and equipment. We allocate costs associated with access services between billable services and free services based on the aggregate hourly usage of our pay access subscribers as a percentage of total hours used by our active access users. We allocate costs associated with Web hosting between billable services and free services based on estimated bandwidth used by pay Web-hosting subscribers.

        Cost of billable services increased by $0.3 million, or 1%, to $23.3 million for the June 2004 quarter, compared to $23.0 million for the June 2003 quarter. The increase is due to a $1.1 million increase in customer support and billing-related costs and a $0.1 million increase in network depreciation allocated to billable services. These costs were offset partially by a $0.9 million decrease in telecommunications costs. Customer support and billing-related costs increased as a result of the increase in the number of pay subscribers. Telecommunications costs decreased as a result of a decrease in the average monthly usage per pay subscriber and a decrease in average hourly telecommunications costs, offset partially by an increase in pay access subscribers. Our average hourly telecommunications costs decreased as a result of better port utilization, improvements made in allocating our telecommunications usage to our lower cost vendors and lower overall telecommunications prices. Telecommunications hours allocated to our pay access subscriber base increased to approximately 94%

of total telecommunications hours purchased during the June 2004 quarter, compared to approximately 89% during the June 2003 quarter.

        Cost of billable services increased by $2.3 million, or 5%, to $48.9 million for the six months ended June 30, 2004, compared to $46.6 million for the six months ended June 30, 2003. The increase is due to a $1.9 million increase in customer support and billing-related costs and a $0.8 million increase in network personnel and overhead-related costs allocated to billable services. These costs were partially offset by a $0.3 million decrease in telecommunications costs. Customer support and billing-related costs increased as a result of the increase in the number of pay subscribers. Telecommunications costs decreased as a result of a decrease in the average monthly usage per pay subscriber and a decrease in average hourly telecommunications costs, offset partially by an increase in pay access subscribers. Our average hourly telecommunications costs decreased as a result of better port utilization, improvements made in allocating our telecommunications usage to our lower cost vendors and lower telecommunications prices. Telecommunications hours allocated to our pay access subscriber base increased to approximately 93% of total telecommunications hours purchased during the six months ended June 30, 2004, compared to approximately 87% during the six months ended June 30, 2003. Network personnel and overhead-related costs allocated to billable services increased due to the increase in telecommunications hours utilized by pay access subscribers as a percentage of total telecommunications hours purchased.

        Cost of billable services as a percentage of billable services revenues was 22.7% and 24.4%, respectively, in the quarter and six months ended June 30, 2004, compared to 31.8% and 33.7%, respectively, in the quarter and six months ended June 30, 2003. The decreases resulted from an increase in average monthly revenue per pay subscriber due to significant adoption of our accelerated dial-up services; a decrease in average hourly telecommunications costs per pay access subscriber; decreased customer billing and support costs per pay subscriber primarily as a result of better pricing obtained from our principal customer support vendor; and a decrease in average hourly usage per pay access subscriber.

        Our cost of billable services as a percentage of billable services revenues is highly dependent on the pricing for our services, our average hourly telecommunications cost and usage and average customer billing and support costs per pay subscriber. If we are not successful in continuing to increase the percentage of pay subscribers subscribing to our accelerated services, or if due to competitive or other factors we decrease our pricing for our services, or if our new pay services are less profitable than our access services, it is likely that our cost of billable services as a percentage of billable services revenues would be adversely impacted. The growth we have experienced in our pay access and accelerated services subscribers has decreased and we may not continue to experience subscriber growth for these services in the future. While our average hourly telecommunications costs have decreased for some time, we may experience increased average hourly telecommunications costs in future periods, particularly if we expand our service coverage to additional geographic areas where telecommunications costs are higher. Additionally, while the average hourly usage of our pay access subscribers decreased in the June 2004 quarter compared to the June 2003 quarter, we may experience increased average hourly usage in future periods when compared to the comparable period of the prior year. Continued growth in the number of pay access subscribers purchasing our accelerated dial-up services may result in increased average hourly usage in the future since these subscribers have demonstrated higher average monthly usage compared to our standard dial-up access subscribers.

Cost of Free Services

        Cost of free services includes direct costs incurred in providing certain telephone technical support services to our free access users as well as costs that have been allocated to free services. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our network and data centers, and depreciation of network computers and equipment. We allocate costs associated with access services between pay services and free services based on the aggregate hourly usage of our free access users as a percentage of total hours used by our active access users. We allocate costs associated with Web hosting between pay services and free services based on estimated bandwidth used by free Web-hosting accounts.

        Cost of free services decreased by $1.0 million, or 38%, to $1.6 million for the June 2004 quarter, compared to $2.6 million for the June 2003 quarter. The decrease was due to a $0.7 million decrease in telecommunications costs, a $0.1 million decrease in network depreciation allocated to free services and a $0.1 million decrease in network personnel and overhead-related costs allocated to cost of free services. The decrease in telecommunications costs is a result of a decrease in average hourly telecommunications costs, a decrease in the number of active free access accounts and a decrease in the average hourly usage of these accounts. The decrease in free access accounts resulted from free accounts upgrading to our pay services and fewer new free account sign-ups. Telecommunications hours allocated to our free access accounts decreased to approximately 6% of total telecommunications hours purchased during the June 2004 quarter, compared to approximately 11% during the June 2003 quarter.

        Cost of free services decreased by $2.4 million, or 42%, to $3.3 million for the six months ended June 30, 2004, compared to $5.7 million for the six months ended June 30, 2003. The decrease was due to a $1.7 million decrease in telecommunications costs, a $0.4 million decrease in network personnel and overhead-related costs allocated to cost of free services and a $0.2 million decrease in network depreciation allocated to free services. The decrease in telecommunications costs is a result of a decrease in average hourly telecommunications costs, a decrease in the number of active free access accounts and a decrease in the average hourly usage of our free access accounts. Telecommunications hours allocated to our free access accounts decreased to approximately 7% of total telecommunications hours purchased during the six months ended June 30, 2004, compared to approximately 13% during the six months ended June 30, 2003.

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

        Sales and marketing expenses increased by $18.4 million, or 69%, to $44.9 million for the June 2004 quarter, compared to $26.5 million for the June 2003 quarter. The increase is primarily attributable to a $16.3 million increase in marketing, promotion and distribution costs as a result of an expansion in marketing activities which have focused on promoting our accelerated dial-up services, increasing our pay access subscriber base, and building our brands. Additionally, sales and marketing expenses increased as a result of a $1.7 million increase in telemarketing expenses related to customer acquisition, retention and up sell activities and a $0.2 million increase in personnel-related expenses due to increased headcount and compensation costs. Our marketing expenditures may increase in the near term as a result of increased television spending and a more expensive Internet advertising market and our expanded distribution efforts, which could result in increased fees paid to distribution partners to acquire new pay subscribers. Increases in prices to purchase advertising, combined with seasonal factors and more intense competition for pay subscribers, may adversely impact the effectiveness of our marketing activities and our ability to grow our pay subscriber base and revenues.

        Sales and marketing expenses increased by $37.9 million, or 76%, to $88.0 million for the six months ended June 30, 2004, compared to $50.1 million for the six months ended June 30, 2003. The increase is primarily attributable to a $32.6 million increase in marketing, promotion and distribution costs as a result of an expansion in marketing activities that focus on promoting our accelerated dial-up services, increasing our pay access subscriber base, and building our brands. Additionally, sales and marketing expenses increased as a result of a $4.7 million increase in telemarketing expenses related to customer acquisition, retention and up sell activities, a $0.3 million increase in personnel-related expenses due to increased headcount and compensation costs and a $0.2 million increase in stock-based compensation related to restricted stock issued to certain of our executive officers in January 2004.

        Our marketing expenditures and the allocation of our marketing resources among our various services may vary significantly from quarter to quarter depending on a number of factors including the effectiveness of our marketing activities, changes in the cost to purchase advertising, changes in the number of pay subscribers, and the impact of such activities on our results of operations. Any future decreases in our marketing expenditures would likely impact our ability to increase our pay subscriber base. We have entered into a number of longer-term off-line distribution relationships including BestBuy, RadioShack and a major PC manufacturer. We intend to continue to focus on increasing both our off-line and on-line distribution channels in the near term, which could result in increased marketing expenditures as a result of fees paid to distribution partners. Our ability to choose to vary our marketing expenditures from period to period may be more limited to the extent distribution partners continue to constitute an increasing portion of our marketing expenditures. There is, however, no assurance that we will be able to increase our distribution channels or that any future increase in marketing expenditures will be successful in growing or maintaining our pay subscriber base.

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

        Product development expenses increased by $0.9 million, or 16%, to $6.3 million for the June 2004 quarter, compared to $5.4 million for the June 2003 quarter. The increase was primarily the result of a $1.2 million increase in personnel-related expenses as a result of increased headcount and compensation costs, offset by a $0.3 million decrease in depreciation. Depreciation expense allocated to product development decreased as a result of assets placed in service in prior years becoming fully depreciated and lower levels of capital expenditures in recent years versus prior years. We intend to continue to increase headcount in our software engineering department and at our facility in India in the near term, and, as a result, we expect to incur higher compensation costs in future periods related to product development.

        Product development expenses increased by $1.0 million, or 9%, to $12.4 million for the six months ended June 30, 2004, compared to $11.4 million for the six months ended June 30, 2003. The increase was primarily the result of a $2.3 million increase in personnel-related expenses as a result of increased headcount and compensation costs, partially offset by a $1.2 million decrease in depreciation expense and a $0.2 million decrease in consulting and professional fees. Depreciation expense allocated to product development decreased as a result of assets placed in service in prior years becoming fully depreciated and lower levels of capital expenditures in recent years versus prior years.

General and Administrative

        General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources and internal customer support personnel. In addition, general and administrative expenses include fees for professional, legal and accounting services, planned office relocation costs, non-income taxes, insurance, and occupancy and other overhead-related costs, as well as the expenses incurred and credits received as a result of certain legal settlements.

        General and administrative expenses increased by $2.2 million, or 28%, to $10.2 million for the June 2004 quarter, compared to $7.9 million for the June 2003 quarter. The increase was the result of the incurrence of $1.6 million in lease termination fees and accelerated depreciation expenses in connection with the planned relocation of our corporate offices, a $0.9 million increase in legal and accounting fees related to a due diligence process associated with a potential acquisition that has been terminated, a $0.6 million increase in stock-based compensation related to restricted stock issued to certain of our executive officers in January 2004 and a $0.3 million increase in personnel-related expenses as a result of higher compensation costs. These increases were offset partially by a $1.0 million decrease in legal settlement costs primarily related to the recognition of additional settlement costs related to the Freewwweb litigation in the June 2003 quarter.

        General and administrative expenses increased by $2.4 million, or 16%, to $17.4 million for the six months ended June 30, 2004, compared to $15.1 million for the six months ended June 30, 2003. The increase was the result of the incurrence of $1.6 million in lease termination fees and accelerated depreciation expenses in connection with the planned relocation of our corporate offices, a $1.0 million increase in stock-based compensation related to restricted stock issued to certain of our executive officers in January 2004, a $1.0 million increase in legal and accounting fees primarily related to due diligence process associated with a potential acquisition that has been terminated and a $0.5 million increase in personnel-related expenses as a result of higher compensation costs. These increases were offset partially by a $1.4 million decrease in legal settlement costs primarily related to the recognition of additional settlement costs related to the Freewwweb litigation in the June 2003 quarter and a $0.3 million decrease in overhead-related costs.

        In connection with the planned relocation of our corporate offices to Woodland Hills, California, we entered into a lease for office space for approximately 112,000 square feet in March 2004. The lease, which expires in September 2014, represents a total commitment of $34.5 million and will result in higher rent expense in future periods. The company anticipates incurring additional facility-exit costs in the September 2004 quarter associated with the planned relocation.

Amortization of Intangible Assets

        Amortization of intangible assets includes amortization of acquired pay subscribers and free users, purchased technologies and other identifiable intangible assets. At June 30, 2004, we had approximately $29.1 million in net identifiable intangible assets resulting primarily from the Merger, the acquisition of the Internet access assets of BlueLight and the acquisition of the Web-hosting assets of About, Inc. At June 30, 2004, we had approximately $16.9 million in goodwill resulting from the Merger and the acquisition of the Web-hosting assets of About, Inc. In accordance with the provisions set forth in Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill acquired in connection with the Merger is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount.

        Amortization of intangible assets increased by $0.4 million, or 11%, to $4.4 million for the June 2004 quarter, compared to $4.0 million for the June 2003 quarter. Amortization of intangible assets increased by $0.4 million, or 5%, to $8.4 million for the six months ended June 30, 2004, compared to $7.9 million for the six months ended June 30, 2003. The increases are due to the increase in net identifiable intangible assets from the acquisition of the Web-hosting assets of About, Inc. in April 2004.

Restructuring Charges

        During the six months ended June 30, 2003, we recorded a $0.2 million benefit to restructuring charges as a result of contract termination fees expensed in earlier periods in excess of final negotiated settlements.

Interest and Other Income, Net

        Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of interest expense on capital leases and the amortization of premiums on certain of our short-term investments. Other income consists of realized gains and losses recognized in connection with the sale of short-term investments.

        Interest and other income, net decreased by $0.1 million, or 9%, to $1.0 million for the June 2004 quarter, compared to $1.1 million for the June 2003 quarter. Interest and other income, net remained constant for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Interest income remained fairly constant as a result of higher average cash balances offset by lower average returns due to a shift toward tax-exempt holdings. Other income associated with net realized gains on our short-term investments was $0.1 million for the six months ended June 30, 2004.

Provision for Income Taxes

        For the quarter and six months ended June 30, 2004, we generated pre-tax income of $21.0 million and $42.2 million, respectively, and recorded a tax provision of $8.7 million and $17.5 million, respectively, resulting in an annualized effective tax rate of approximately 41.5%.

        For the quarter and six months ended June 30, 2003, we generated pre-tax income of $11.3 million and $19.1 million, respectively and recorded a tax benefit of $3.2 million and $2.5 million, respectively. The effective tax rates for these year-ago periods differ from the statutory rate primarily as a result of the tax benefit recognized from the release of a portion of the valuation allowance against deferred tax assets relating primarily to the actual and expected utilization of net operating loss and credit carryforwards for fiscal 2003 and 2004, offset to a lesser extent by state income taxes. In September 2002, the State of California enacted legislation that suspended the utilization of net operating loss carryforwards to offset current taxable income for a two-year period beginning on July 1, 2002, which required us to record a California state income tax provision for the quarter and six months ended June 30, 2003.

        Consistent with prior periods, in determining the need for a valuation allowance related to our deferred tax assets at June 30, 2004, we reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, Accounting for Income Taxes, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code (the "Code") Section 382, future income projections and potential tax-planning strategies. Based upon our assessment of all available evidence, we concluded that, with the exception of the net deferred tax assets that are expected to be utilized through December 31, 2005, it is not more likely than not that the remaining deferred tax assets will be realized. This conclusion is based primarily on our history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, our annual net operating loss limitations under Section 382 of the Code and the need to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If we continue to meet our financial projections and improve our results of operations, or if circumstances otherwise change, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the near term. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Additionally, any such release may result in the further reduction of goodwill and intangible assets acquired in connection with the Merger.

Liquidity and Capital Resources

        From our inception through June 30, 2002, our business was financed primarily with the proceeds from the sale of equity securities. However, beginning in the September 2002 quarter, our business generated positive cash flows from operations. Our total cash, cash equivalent and short-term investment balances decreased by approximately $0.2 million to $203.5 million at June 30, 2004 compared to $203.7 million at December 31, 2003. Our summary cash flows for the periods were as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
Net cash provided by operating activities	$63,260	$35,572
Net cash used for investing activities	(20,153)	(12,650)
Net cash used for financing activities	(43,170)	(385)

        Net cash provided by operating activities increased by $27.7 million, or 78%. Significant factors that have impacted the variability in our cash provided by operating activities in these periods are as follows:

  •
  increases in operating income before depreciation, amortization and stock-based compensation as a result of increased revenue and operating profitability due to overall improvements in our business;

  •
  the utilization of net operating loss and tax credit carryforwards and income tax deductions resulting from the exercise of stock options and the related sale of common stock by employees, which have reduced payments for income taxes. We currently anticipate that our net operating loss and tax credit carryforwards available for use in 2004, when combined with anticipated exercises of employee stock options, will help to reduce the level of cash paid for income taxes in 2004. We currently anticipate that cash paid for income taxes will increase significantly in 2005 and thereafter due to the annual limitations on utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382. We have approximately $19 million of net operating loss carryforwards available in 2005, $17 million in 2006 and $12.5 million in 2007 through 2020;

  •
  a decrease in accounts receivable in the six months ended June 30, 2004 primarily as a result of the expiration of our GM agreement and the collection of substantially all outstanding GM receivables. We experienced an increase in accounts receivable in the six months ended June 30, 2003 primarily as a result of increases in billable services and advertising and commerce revenues;

  •
  an increase in other current assets in the six months ended June 30, 2004 primarily as a result of prepayments made in connection with our expanded marketing activities and the planned relocation of our corporate offices;

  •
  an increase in accounts payable and accrued liabilities as a result of increased operating expenses;

  •
  and increases in deferred revenue as a result of increases in billable services revenues.

        Based on our current projections, we expect to continue to generate positive cash flows from operations through the remainder of 2004, and we anticipate that our future cash flows from operations and existing cash, cash equivalent and short-term investment balances will be sufficient to fund our operations over the next year. We intend to use our existing cash balances and future cash generated from operations to acquire complementary services, businesses or technologies; to repurchase shares of our common stock if we believe market conditions to be favorable; and to fund future capital expenditures.

        Net cash used for investing activities increased by $7.5 million, or 59%. Significant factors that have impacted the variability in our cash used for investing activities in these periods are as follows:

  •
  the acquisition of the Web-hosting services assets of About, Inc. in April 2004 for $11.9 million in cash;

  •
  changes in our short-term investment portfolio based on the liquidity requirements of our business;

  •
  and the timing of purchases of capital equipment associated with the ongoing operation of our business and the planned relocation of our corporate offices.

        In prior years, we have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we may need to make further significant investments in the future. Capital expenditures for the six months ended June 30, 2004 were $4.9 million. We anticipate that our total capital expenditures for the remainder of 2004 will be in the range of $9 million to $11 million, which includes approximately $5.5 million of capital expenditures associated with the planned relocation of our Westlake Village headquarters to accommodate increased headcount and approximately $1.5 million associated with the recent acquisition of our Web-hosting business. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, future acquisitions and new business initiatives which are difficult to predict and could change significantly over time. Additionally, significant technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $42.8 million. Significant factors that have impacted the variability in our cash used for financing activities in these periods are as follows:

  •
  repurchases of common stock under our common stock repurchase program. In April 2004, our Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005;

  •
  proceeds received from the issuance of stock in connection with exercises of employee stock options and proceeds from our employee stock purchase plan.

        We currently have access to a $25 million unsecured revolving line of credit with Silicon Valley Bank, which expires in December 2004. The interest rates available for borrowings are based on current market factors. This facility is available for general corporate purposes. While we believe that we currently possess adequate cash reserves, the line of credit provides us with additional financial flexibility with respect to short-term working capital requirements. At June 30, 2004, a $0.7 million letter of credit in connection with one of our leased facilities and a $2.0 million letter of credit in connection with the lease of our new corporate headquarters were outstanding, reducing the total amount available under the line of credit to $22.3 million.

        We may raise additional capital for a variety of reasons including, without limitation, expanding our marketing activities, developing new or enhancing existing services or products, repurchasing our common stock, acquiring complementary services, businesses or technologies or funding capital expenditures. If we need to raise additional capital through public or private financings, strategic relationships or other arrangements, it might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, financial position, results of operations and cash flows. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

Financial Commitments

        Our financial commitments, including our operating leases and purchase commitments for telecommunications and media are as follows at June 30, 2004 (in thousands):

			Year Ending December 31,
Contractual Obligations		Jul - Dec 2004
	Total		2005	2006	2007	2008	Thereafter
Operating leases	$42,901	$1,300	$3,092	$4,973	$5,056	$4,959	$23,521
Telecommunications purchases	26,176	7,955	10,985	7,124	112	—	—
Media purchases	66,667	32,010	34,657	—	—	—	—
Relocation commitments	4,800	4,800	—	—	—	—	—

Total	$140,544	$46,065	$48,734	$12,097	$5,168	$4,959	$23,521

        In connection with our planned relocation of our corporate offices to Woodland Hills, California, we entered into a lease for office space for approximately 112,000 square feet in March 2004. The lease, which expires in September 2014, represents a total commitment of $34.5 million.

        Operating lease commitments decreased from the March 2004 quarter as a result of lease termination agreements signed during the June 2004 quarter. In connection with these agreements, we recognized $1.2 million in lease termination fees.

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

  •
  fluctuations in our pay subscriber and free user bases, including fluctuations caused by seasonality, churn, competition and the impact of marketing;

  •
  changes in the mix of our pay subscriber base, particularly changes in the number of subscribers to our accelerated services, premium email services and subscribers on discounted plans or free trial periods;

  •
  fluctuations in our average monthly revenue per pay subscriber;

  •
  changes in the number of hours active accounts use our access services;

  •
  fluctuations in our efficiency in acquiring new pay subscribers and selling existing subscribers additional products or services;

  •
  the amount of marketing expenditures we incur, including fluctuations in payments to third party distributors for subscriber acquisition, and fluctuations in the media pricing we are able to obtain;

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

        In addition, the number of pay subscribers and active free accounts on our services and the mix in our pay subscriber base from period to period has fluctuated significantly in the past and may fluctuate significantly in the future. Projecting the number and mix of pay subscribers on our services in future periods is inherently difficult and the rate at which users sign up for or terminate our services will vary as a result of a number of factors, many of which are out of our control. These factors include, without limitation, the effects of competition, seasonality, trends in the Internet access industry, user satisfaction with our services and the impact of our marketing efforts.

        We have entered into agreements with third parties that result in payments based upon the number of subscribers acquired through the third parties' marketing channels. In certain cases, such as our agreement with Best Buy, the number of subscribers acquired during a particular quarter could vary significantly from our expectations. If the number of subscribers acquired through such a channel significantly exceeded our expectations during a quarter, the resulting payment obligation could adversely impact our results of operations in the quarter during which the subscribers were acquired, although our results of operations could be impacted positively in future periods due to the additional subscribers. Alternatively, if the number of subscribers acquired through such a channel was significantly less than our expectations and we had limited our marketing expenditures during the quarter based on our initial expectations, our results of operations for such quarter might be positively impacted but our user growth for the quarter and our results of operations in future periods may be negatively impacted.

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

        One element of our strategy is to offer a variety of services in addition to Internet access services. We currently offer Web hosting and domain registration services, as well as stand-alone premium email services. While these services do not constitute a significant portion of our revenues, we are actively investing substantial resources in these services. Competition for users of premium email services is intense. The companies we compete with for Internet access customers also compete with us for subscribers to email services. In addition, a number of companies, including Yahoo!, MSN and Google, offer premium email services, in certain cases for free. The market for premium email services is evolving at a rapid pace and there can be no assurance that our offerings will be competitive or commercially viable. While the personal Web hosting business is fragmented, a number of significant companies, including Yahoo!, currently compete actively for these users. In addition, the personal Web hosting industry is very application specific, with many of the competitors focusing on specific applications, such as photo sharing, to generate additional users. We cannot assure you that our premium email offerings or our Web hosting offerings will be competitive or will generate growth in pay subscribers.

        Our monthly pricing for our standard dial-up services is currently lower than the monthly pricing of the premium dial-up services of most of our major competitors. Certain significant competitors, however, are engaging in more aggressive pricing of their dial-up services either under their primary brands or alternative brands, such as AOL's CompuServe and Netscape brands and EarthLink's PeoplePC brand. In particular, AOL's Netscape brand and EarthLink's PeoplePC brand, priced at $9.95 and $10.95 respectively, compete directly with our standard offering. A certain number of our new subscribers are subscribers switching from the AOL premium dial-up service, and the CompuServe and Netscape services may, in addition to being additional competition in the value-priced market, adversely impact the number of subscribers switching from the AOL premium dial-up service to our services. In addition, our competitors are engaging in a number of aggressive pricing plans to entice new users and keep existing users from leaving their services, such as one or more free months of service or extended periods of discounted pricing, which are less expensive than our current offerings, and many of our competitors do not charge an additional monthly fee for their accelerated service. We believe this increased competition has adversely impacted our ability to obtain new pay access subscribers and to retain our existing subscribers, and may adversely impact our ability to maintain or grow our pay access subscriber base in the future. Partially in response to this competition, we have become more aggressive in offering discounted services and one or more free months of services in order to obtain new subscribers and retain existing subscribers. Additional price decreases or aggressive offers by our competitors could adversely affect our ability to compete for pay access subscribers and could cause us to lower our prices or engage in additional discounting, any of which could adversely impact our results of operations. In addition, from time to time, we have increased our emphasis on marketing additional services, including our accelerated services, and decreased our marketing efforts on our standard access services, which may adversely impact the number of new standard access service subscribers we obtain. To the extent we shift resources away from our access services to market additional services, including premium email and Web hosting, our ability to compete for access subscribers could be adversely impacted. We cannot assure you that we will be able to compete effectively, grow our pay access subscriber base, grow our pay subscriber base as a whole, or maintain the pricing of our services.

        A significant portion of our growth in billable services revenue and average monthly revenue per pay subscriber since early 2003 has been attributable to new subscribers to our accelerated services. When we began offering this service in early 2003, many of our competitors either did not offer a similar service or charged substantially more than we charge for a similar service. Since that time, several competitors have either decreased their price for these services or have bundled these services into their premium services with no additional fee. Many competitors now market these services as a feature of their value-priced services and these services are now offered, in certain cases, at a price point similar to or lower than our offering. While EarthLink's PeoplePC brand offers an accelerated service for $15.95 per month, they have tested various pricing plans that are lower than our $14.95 per month offering, including an offering of $12.95 per month. In addition, several of our competitors have increased their emphasis on marketing these services. Increased competition for subscribers to accelerated services could adversely impact our ability to grow or maintain our accelerated services subscriber base, or could cause us to lower or eliminate our pricing for these services, which would adversely impact our results of operations. The net growth in the number of subscribers to this service has recently begun to decrease. We cannot assure you that we will be able to continue to maintain or grow our accelerated services subscriber base at current price levels, or at all.

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

        In addition, many of our competitors have significantly greater brand recognition than we do and spend significantly more on marketing their services than we do. The success of our business model is predicated upon maintaining a marketing budget that is sufficient to grow our revenues while increasing profitability. As a result, we have not participated as extensively as our major competitors in a variety of large distribution channels, such as being pre-bundled on branded computers or being offered at retail outlets of many different major franchises, where the marketing costs have historically been higher than we have previously been willing to spend. We have, however, begun to participate more extensively in these channels. To the extent our competitors spend significantly more than we do in these and other channels we may be at a competitive disadvantage. If we participate more widely in more costly distribution channels, our results of operations could be negatively impacted. If our marketing expenditures increase and are not successful in increasing our revenues by increasing our subscriber base or by selling additional services, our results of operations would be negatively impacted. There is no assurance that our marketing resources will be sufficient for us to continue to compete effectively with our major competitors.

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

  Competition for Advertising Customers

        We believe that the competitive factors determining success in the market for advertising customers include the size and demographic profile of a user base, the ability to access efficiently a large number of potential advertisers, the ability to target users based on a variety of criteria, pricing and geographic coverage. While we believe that we compete favorably with respect to many of these factors, several of our competitors have an advantage over us with respect to specific factors, particularly size of user base and the ability to access efficiently a large number of potential advertisers. We compete for advertising revenues with major ISPs, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, and various other companies that facilitate Internet advertising. Many of these companies have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical and sales and marketing resources than we do. This may allow them to devote greater resources to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. Historically, competition and a slowing of the growth of online advertising have resulted in, and may continue to result in, reductions in the number of advertisers on our services, price reductions and reductions in advertising revenues. We also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets.

We may be unable to grow our revenues.

        Our ability to grow our revenues is primarily dependent upon our ability to increase our pay subscriber base and our average monthly revenue per pay subscriber. Increasing our pay subscriber base involves two components: converting users of our free services to our pay services and gaining new pay subscribers who have not previously used our services. The number of users converting from our free services has, from time to time, decreased and may decrease in the future. As such, our ability to gain new pay subscribers will be dependent primarily on our success in offering our services to users who have not previously used our free services. Our growth in access subscribers, including subscribers to our accelerated services, has recently declined when compared to the rate of growth in comparable prior periods. We do not anticipate that we will be able to grow our access subscriber base at the rate we have in prior periods, and this base of subscribers, including the number of subscribers using our accelerated services, could decline. The growth in our pay subscriber base may be dependent on our success in marketing new services, such as our premium email and Web hosting services, that we either acquire or develop. To the extent we are unable to grow our access subscriber base or successfully market additional services, our pay subscriber base could decline. Even if we are successful in growing our pay subscriber base, our revenues may decrease if our average monthly revenue per pay subscriber decreases. Our average monthly revenue per pay subscriber is dependent on a variety of factors including the pricing and success of new pay services and the penetration of these types of services as a percentage of total subscribers; changes in the mix of pay subscribers and their related pricing plans; the use of promotions, such as one or more free months of service, and discounted pricing plans to obtain or retain subscribers; increases or decreases in the price of our services; and the timing of pay subscribers joining and leaving our services during a period. Due primarily to the growth in our accelerated access services, our average monthly revenue per pay subscriber increased significantly from March 2003 through March 2004, but decreased slightly in the June 2004 quarter from the March 2004 quarter. The pricing of our premium email and Web hosting services is below our current average monthly revenue per pay subscriber. The successful marketing of these products would likely cause our average monthly revenue per pay subscriber to decrease. Pricing pressure due to competition for access subscribers could also cause our average monthly revenue per pay subscriber to decrease. We anticipate that our average monthly revenue per pay subscriber will decrease, at least in the near term. If we are not successful in growing our pay subscriber base or maintaining or growing our average monthly revenue per pay subscriber, our revenues could decrease. A decrease in our revenues could adversely impact our profitability and results of operations.

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

        Our business and financial results are primarily dependent on the number of users of our services, particularly our pay services. Currently, an average of four to five percent of our pay subscribers cancel their accounts or have their accounts terminated each month, which we refer to as subscriber churn. We do not include in our churn percentage calculation those subscribers who cancel during the first thirty days of service unless they have upgraded from our free services, although a number of such subscribers may be included in our subscriber count at any given measurement date. We have experienced a higher churn percentage in our access subscriber base using accelerated services than in our subscriber base using only our standard access service, which has resulted in a higher overall churn percentage. We anticipate that we will continue to experience a higher level of churn in our access subscriber base using our accelerated services, which may result in additional increases in our overall churn percentage. This is due, in part, to the relatively short time we have been offering accelerated services since, in general, we experience a higher level of churn with respect to new pay subscribers than we do with respect to pay subscribers who have used our service for an extended period of time. The higher level of churn with respect to new pay subscribers makes it particularly difficult to maintain or grow the size of our pay subscriber base following a period of high growth in our pay subscriber base. If we continue to experience a high level of churn in our subscriber base using our accelerated services, it will make it more difficult to grow or retain the size of that base and it may make it more difficult to grow or maintain the size of our overall pay subscriber base. To increase our pay subscriber base, we must minimize the rate of loss of existing pay subscribers while adding new pay subscribers. If our pay subscriber base grows, we will need to add an increasing number of new pay subscribers both to replace users who cancel their service and to grow our pay subscriber base. If we experience an increased percentage of cancellations per month, or if we are unable to attract new pay subscribers in numbers sufficient to increase our overall pay subscriber base, our business, financial position, results of operations and cash flows will be adversely affected.

        In addition, the number of active accounts on our free access services has a significant impact on our ability to attract advertisers, on the number of advertising impressions we have available to sell, and on how many pay subscribers we can potentially acquire through marketing our pay services to our free users. Each month, a significant number of free access accounts become inactive and we may experience continued declines in the number of active free accounts, particularly if we continue to focus all of our marketing efforts on our pay access services or impose additional limitations on our free access services. In addition, there may be a significant overlap between NetZero's and Juno's active free account bases, so the actual number of unique free access users in our active free accounts may be lower than we expect.

        If we experience a significant decrease in our active free access accounts or an increase in our rate of cancellations for our pay access services, particularly for our accelerated services, our business, financial position, results of operations and cash flows may be adversely impacted. We cannot assure you that we will be able to effectively retain users or generate enough new users to make up for lost users.

Our future financial results may suffer if we are unable to maintain or grow our accelerated services subscriber base, or if we are unable to maintain the pricing for these services.

        At June 30, 2004, subscribers to our accelerated services comprised approximately 31% of our total pay subscriber base. These services have been instrumental in increasing our average monthly revenue per pay subscriber and decreasing our cost of billable services as a percentage of billable services revenues. Since we commenced offering these services in early 2003, competition for users of these services has increased and we expect competition to continue to increase. We have experienced decreased growth in subscribers signing up for our accelerated services, and this trend may continue. In addition, a significant portion of our pay subscriber base has already adopted these services, making it more difficult to increase our penetration of these services as a percentage of our subscriber base. Also, these services are relatively new and there can be no assurance that consumers will continue to find these services attractive at current price levels, if at all. We have experienced a higher level of churn with respect to these services than we have experienced with our standard access services and this trend could continue or increase. In addition, because the provision of these services is technologically complex and we license portions of the underlying technology for these services from a single source, any technological problems or problems with our vendor could adversely impact our ability to effectively provide these services to our users. There can be no assurance that we will be able to continue to attract subscribers to these services, that we will not continue to experience higher churn with respect to these services or that we will be successful in maintaining the pricing for these services.

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

        Seasonal trends could affect revenues, operating expenses and the rate at which users sign up for our services. Decreased usage during seasonal periods could decrease advertising inventory and adversely impact advertising revenue. While increased usage due to seasonality may positively impact advertising revenue, it would also result in increased telecommunications costs for such period. We have experienced lower usage in the June quarter and this trend may continue. We also have experienced a lower rate of people signing up for our services during the spring and summer months when compared to the fall and winter months, and this trend may continue. Because our operating history is limited, it is difficult for us to accurately forecast seasonal trends and plan accordingly. Seasonality may result in significant fluctuations in our results of operations and the number of users signing up for, or accessing, our services.

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

        In September 2001 we completed the Merger, in November 2002 we acquired certain assets of BlueLight's Internet access service and in April 2004 we acquired certain assets of About, Inc.'s Web-hosting business. While the integration of the first two of these acquired businesses is substantially complete, we have just begun the integration efforts associated with the Web-hosting business. Our efforts associated with these acquisitions are ongoing and we cannot assure you that these additional efforts will be completed successfully. In addition, we have evaluated, and expect to continue to evaluate, a wide variety of potential strategic transactions that we believe may complement our current or future business activities. We routinely engage in discussions regarding potential acquisitions and any of these transactions could be material to our financial condition and results of operations. Acquisitions may not be available at the times or on terms acceptable to us, or at all. Certain acquisitions may require that we obtain additional equity or debt financing, which also may not be available on favorable terms, or at all.

        In addition, we do not have extensive experience acquiring businesses and the businesses we have acquired have been relatively small. Acquiring a business involves many risks, including:

  •
  disruption of our ongoing business and diversion of resources and management time;

  •
  unforeseen obligations or liabilities;

  •
  difficulty assimilating the acquired customer bases, technologies and operations;

  •
  difficulty assimilating and retaining employees from the acquired business;

  •
  risks of entering markets in which we have little or no direct prior experience;

  •
  lack of controls, policies and procedures appropriate for a public company, and the time and cost related to the remediation of such controls, policies and procedures;

  •
  potential impairment of relationships with employees or users as a result of changes in management; and

  •
  potential dilutive issuances of equity, large write-offs either at the time of the acquisition or in the future, the incurrence of restructuring charges, the incurrence of debt, and amortization of identifiable intangible assets.

        Acquisitions of foreign businesses also involve risks in addition to those mentioned above, including risks associated with potentially unfamiliar regulatory environments and integration difficulties due to cultural and geographic differences. We cannot assure you that we will make any further acquisitions. If we do, however, we cannot assure you that any such acquisitions would be successful.

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

        A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. In the past, we have experienced a number of situations where significant advertising arrangements were terminated early, were not renewed, were renewed at significantly lower rates or were renegotiated during the term of the arrangement. Historically, GM represented a significant percentage of our advertising and commerce revenues. Our agreement with GM, however, expired in December 2003 and was not renewed. We experienced a significant decrease in advertising and commerce revenues commencing in the June 2004 quarter from the levels achieved in previous quarters due to the termination of our agreement with GM. In addition, we derived approximately 44% of our advertising and commerce revenues during the June 2004 quarter from Internet search fees provided through our agreement with Overture. Our agreement with Overture expires in March 2007. The competition among search services is increasing. If there were a significant decrease in search fees from our agreement from Overture, due to users using competitive services or other factors, such decrease would adversely impact our results of operations. Our business, financial position, results of operations and cash flows may be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

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

        In light of these factors, we cannot assure you that we will be able to maintain or grow our advertising revenues.

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

        Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network and data services we require, and the majority of our telecommunications services is currently purchased from Level 3 Communications LLC, Sprint Corporation and MCI. Several vendors have ceased operations or ceased offering the services we require, causing us to switch vendors. In addition, several vendors are experiencing significant financial difficulties and may be unable to perform satisfactorily or to continue to offer their services. In particular, StarNet, Inc. is in bankruptcy proceedings and MCI and Level 3 Communications have a significant amount of debt obligations. The loss of vendors has resulted, and may in the future result, in increased costs, decreased service quality and the loss of users. In particular, the failure of Level 3 Communications, Sprint or MCI to continue to provide the scope, quality and pricing of services currently provided could materially and adversely affect our business and results of operations. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Many of our telecommunications providers compete with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, financial position, results of operations and cash flows.

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

If our software or hardware contains errors or fails, or if we encounter difficulties integrating our systems and technologies, our business could be seriously harmed.

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

        Third parties may assert claims against us for infringement of their proprietary rights and these claims may be successful. In addition, a number of third parties have claimed to hold patents or other proprietary rights that cover various forms of online transactions, online technology or other technology that may be used in our industry or business. Litigation currently exists between parties unrelated to us regarding certain operating systems used throughout the industry that have been considered open source, and any determination that code previously considered in the public domain is proprietary could result in additional costs throughout our industry. Claims could be asserted against us based upon our services or technologies. From time to time we have claims asserted against us; however, we do not believe that any current claims are material to our business.

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

        We are required, under accounting principles generally accepted in the United States, to review our intangible assets for impairment when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Goodwill is required to be tested for impairment at least annually. In the March 2001 quarter, we recorded an impairment charge of $48.6 million reflecting the amount by which the carrying amounts of our goodwill and identifiable intangible assets exceeded their respective fair values. At June 30, 2004, we had approximately $29.1 million in identifiable intangible assets and $16.9 million of goodwill. We cannot assure you that we will not experience impairment losses in the future. Any such loss could adversely and materially impact our business, financial condition and results of operations.

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

        Our future success also depends on our ability to attract and retain highly skilled technical, managerial, sales, marketing and administrative personnel. Competition for such personnel is intense, particularly in the Internet and high technology industries. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel.

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

        Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fire, earthquakes, power loss, telecommunications failures, terrorism and similar events. We have experienced situations where power loss and telecommunications failures have adversely impacted our services, although to date such failures have not been material to our operations. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our headquarters in Westlake Village, California and at facilities in Los Angeles, California; San Jose, California; Ashburn, Virginia and New York, New York. In the past, areas in California have experienced repeated episodes of diminished electrical power supply, or "rolling blackouts." A natural disaster, terrorism, power blackout or other unanticipated problem at our headquarters or at a network hub, or within a third-party network provider's network, could cause interruptions in the services that we provide. The move of our headquarters requires the relocation of a substantial amount of critical computer equipment, which could also cause interruptions in the services that we provide. Our systems are not fully redundant. Any prolonged disruption of our services due to system failures could result in user turnover and decreased revenues.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors (the "Consolidated Cases"). Plaintiffs have filed a motion for preliminary approval of a proposed settlement with the issuers and their individual corporate officers and directors.

        On May 17, 2001, plaintiff Ann Louise Truschel filed an action in the Supreme Court of the State of New York for the County of New York against Juno on behalf of herself and all others similarly situated. Plaintiff alleges unjust enrichment, unfair and deceptive business practices and breach of contract. Specifically, plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (i) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (ii) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. Plaintiff is seeking damages, injunctive relief and attorneys' fees. On May 3, 2004, the court approved a final settlement agreement.

        On December 19, 2002, plaintiff William Kleen filed a lawsuit in the Supreme Court of the State of New York for the County of New York against Juno on behalf of himself and all others similarly situated. Plaintiff alleges unjust enrichment, unfair and deceptive business practices and breach of contract. Specifically, plaintiff alleges that Juno was unjustly enriched and deceived consumers by: (i) advertising "free" Internet access services and limiting the usage of heavier users of the service, and (ii) advertising a free trial month for its premium service and not disclosing that the free month begins when the software is requested, rather than when it is first used, resulting in users receiving less than one month of free use. Plaintiff is seeking damages, injunctive relief and attorneys' fees. On May 3, 2004, the court approved a final settlement agreement.

        On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba "Freewwweb" (the "Debtor"), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno's conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno, and we have reserved $5.5 million in connection with this proceeding. On September 11, 2003, the court issued an order approving the Stipulation of Settlement. The Debtor has filed a motion of appeal of the district court order upholding the decision of the Bankruptcy Court approving the Stipulation of Settlement. The briefing schedule for the appeal has not yet been established.

        The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, financial condition, results of operations or cash flows, the results of litigation are inherently uncertain and we cannot assure you that we will not be materially and adversely impacted by the results of such proceedings. We have established a reserve for the Freewwweb matter discussed above and such reserve is reflected in our consolidated financial statements. We cannot assure you, however, that any of the reserves that have been established for outstanding litigation are sufficient to cover the possible losses from such litigation.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, our Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005 under the program. At June 30, 2004, we had repurchased $100 million of our common stock.

        Share repurchases executed under the common stock repurchase program at June 30, 2004 were as follows (in thousands, except per share amounts):

Period	Shares Repurchased(1)	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
August 2001	138	$1.67	$9,770
November 2001	469	1.77	8,940
February 2002	727	3.38	6,485
August 2002	288	7.51	27,820
February 2003	193	9.43	26,005
May 2003	281	13.51	22,207
November 2003	2,024	19.76	48,706
February 2004	2,887	16.86	—
May 2004	—	—	100,000

Total	7,007	$14.26	$100,000

(1)
All share repurchases were repurchased as part of a publicly announced program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of our stockholders was held on May 6, 2004. Two nominees to the Board of Directors, Robert Berglass and Kenneth L. Coleman, were elected to serve for terms expiring at the third annual meeting following their election or until their successors are duly elected and qualified. The appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2004 was also ratified at the meeting.

        The results of voting for the election of Mr. Berglass were as follows: 52,752,448 votes for and 56,772 votes withheld. The results of voting for the election of Mr. Coleman were as follows: 51,410,006 votes for and 1,399,214 votes withheld. The remaining members of the Board of Directors who continued in office after the meeting are James T. Armstrong, Dennis Holt, Mark R. Goldston and Carol A. Scott. The terms of Mr. Goldston and Ms. Scott will expire at our next annual stockholders meeting and the terms of Mr. Armstrong and Mr. Holt will expire at the next annual stockholders meeting thereafter.

        The results of voting for the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors were as follows: 52,144,093 votes for, 658,380 votes against and 6,747 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits.
Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Amended and Restated Registration Rights Agreement		10-Q	000-33367	11/14/2001
10.2	Lease Agreement between Westlake Gardens and NetZero, Inc.		10-Q	000-33367	11/14/2001
10.3	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.4	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	United Online, Inc. 2004 Management Bonus Plan		10-Q	000-33367	5/3/2004
10.7	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-K	000-33367	2/5/2004
10.8	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-K	000-33367	2/5/2004
10.9	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-K	000-33367	2/5/2004
10.10	Amended and Restated Employment Agreement between the Registrant and Brian Woods		10-K	000-33367	2/5/2004
10.11	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/5/2004
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/5/2004
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/5/2004
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/5/2004
(b)
Reports on Form 8-K.

        On May 3, 2004, we filed a Current Report on Form 8-K to furnish to the SEC our press release announcing our financial results for the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2004.

UNITED ONLINE, INC.
By:	/s/ CHARLES S. HILLIARD Charles S. Hilliard Executive Vice President, Finance and Chief Financial Officer
By:	/s/ NEIL P. EDWARDS Neil P. Edwards Senior Vice President, Finance, Treasurer and Chief Accounting Officer

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Amended and Restated Registration Rights Agreement		10-Q	000-33367	11/14/2001
10.2	Lease Agreement between Westlake Gardens and NetZero, Inc.		10-Q	000-33367	11/14/2001
10.3	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.4	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	United Online, Inc. 2004 Management Bonus Plan		10-Q	000-33367	5/3/2004
10.7	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-K	000-33367	2/5/2004
10.8	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-K	000-33367	2/5/2004
10.9	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-K	000-33367	2/5/2004
10.10	Amended and Restated Employment Agreement between the Registrant and Brian Woods		10-K	000-33367	2/5/2004
10.11	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/5/2004
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/5/2004
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/5/2004
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/5/2004

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
SIGNATURES
EXHIBIT INDEX