Form 10-Q/A
period 2004-03-31
UNITED ONLINE INC
filed 2004-08-16
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        This Amendment No. 1 to our Quarterly Report on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 that was originally filed on May 3, 2004 in order to correct a calculation error in Note 1 of the Notes to Consolidated Financial Statements, specifically our stock-based compensation significant accounting policy. We are correcting pro forma stock-based compensation determined under the fair value-based method as required under SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This correction has no impact on the Company's historical financial condition, results of operations or cash flows. This Form 10-Q/A does not cover any events subsequent to May 3, 2004, the original filing date.

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

        If the fair value-based method had been applied in measuring stock-based compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Quarter Ended March 31,
	2004	2003
	(Restated)(1)
Net income, as reported	$12,361	$6,962
Add: Stock-based compensation included in net income	477	28
Deduct: Total stock-based compensation determined under fair value-based method for all awards, net of tax	(8,102)	(6,019)

Pro forma net income	$4,736	$971

Net income per share—basic, as reported	$0.20	$0.11

Net income per share—basic, pro forma	$0.08	$0.02

Net income per share—diluted, as reported	$0.18	$0.10

Net income per share—diluted, pro forma	$0.07	$0.01

(1)
Total stock-based compensation determined under the fair value-based method, pro forma net income and pro forma net income per share data have been restated to correct an error made in the calculation of total stock-based compensation determined under the fair value-based method. The effect of the correction is to increase total stock-based compensation determined under the fair value-based method from $6.4 million to $8.1 million and to reduce pro forma net income from $6.4 million to $4.7 million. Pro forma net income per share, basic and diluted, have been reduced from $0.10 to $0.08 and from $0.10 to $0.07, respectively.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

Incorporated by Reference to
No.		Filed with this Form 10-Q/A
	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1
	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Amended and Restated Registration Rights Agreement		10-Q	000-33367	11/14/2001
10.2	Lease Agreement between Westlake Gardens and NetZero, Inc.		10-Q	000-33367	11/14/2001
10.3	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.4	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	United Online, Inc. 2004 Management Bonus Plan		10-Q	000-33367	5/3/2004
10.7	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-K	000-33367	2/5/2004
10.8	Amended and Restated Employment Agreement between Registrant and Charles S. Hilliard		10-K	000-33367	2/5/2004
10.9	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-K	000-33367	2/5/2004
10.10	Amended and Restated Employment Agreement between the Registrant and Brian Woods		10-K	000-33367	2/5/2004

10.11	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/16/2004
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/16/2004
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/16/2004
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/16/2004

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2004.

UNITED ONLINE, INC.

By:	/s/ CHARLES S. HILLIARD Charles S. Hilliard Executive Vice President, Finance and Chief Financial Officer

By:	/s/ NEIL P. EDWARDS Neil P. Edwards Senior Vice President, Finance, Treasurer and Chief Accounting Officer

EXHIBIT INDEX

Incorporated by Reference to
No.		Filed with this Form 10-Q/A
	Exhibit Description		Form	File No.	Date Filed
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/16/2004
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/16/2004
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/16/2004
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/16/2004

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K