Form 10-Q
period 2004-09-30
UNITED ONLINE INC
filed 2004-10-27
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 000-33367

UNITED ONLINE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0575839
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)
21301 Burbank Boulevard, Woodland Hills, California (Address of Principal Executive Office)	91367 (Zip Code)

(818) 287-3000
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

        There were 60,567,211 shares of the registrant's common stock outstanding at October 22, 2004.

        In this document, "United Online," the "Company," "we," "us" and "our" collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,406	$71,234
Short-term investments	139,239	132,489
Accounts receivable, net	13,414	14,065
Deferred tax assets, net	10,255	22,707
Other current assets	12,739	9,390

Total current assets	239,053	249,885
Property and equipment, net	18,763	13,428
Deferred tax assets, net	917	3,666
Goodwill	17,029	9,541
Intangible assets, net	24,700	30,727
Other assets	800	632

Total assets	$301,262	$307,879

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$38,762	$31,388
Accrued liabilities	16,952	14,028
Deferred revenue	28,231	24,639

Total current liabilities	83,945	70,055
Other liabilities	1,189	—

Total liabilities	85,134	70,055

Commitments and contingencies (see Note 8)
Stockholders' equity:
Common stock	6	6
Additional paid-in capital	487,094	535,228
Deferred stock-based compensation	(9,540)	—
Accumulated other comprehensive income	335	1,648
Accumulated deficit	(261,767)	(299,058)

Total stockholders' equity	216,128	237,824

Total liabilities and stockholders' equity	$301,262	$307,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Billable services	$102,113	$79,646	$302,291	$218,093
Advertising and commerce	8,591	9,144	26,706	24,124

Total revenues	110,704	88,790	328,997	242,217

Operating expenses:
Cost of billable services (including stock-based compensation, see Note 1)	23,013	22,897	71,887	69,500
Cost of free services	1,605	2,084	4,919	7,790
Sales and marketing (including stock-based compensation, see Note 1)	43,294	33,939	131,274	84,032
Product development (including stock-based compensation, see Note 1)	7,069	5,120	19,456	16,513
General and administrative (including stock-based compensation, see Note 1)	10,812	7,008	28,252	22,073
Amortization of intangible assets	4,395	3,964	12,752	11,892
Restructuring charges	—	—	—	(215)

Total operating expenses	90,188	75,012	268,540	211,585

Operating income	20,516	13,778	60,457	30,632
Interest and other income, net	1,059	1,183	3,290	3,412

Income before income taxes	21,575	14,961	63,747	34,044
Provision for income taxes	8,955	6,059	26,456	3,586

Net income	$12,620	$8,902	$37,291	$30,458

Unrealized gain (loss) on short-term investments, net of tax	386	(291)	(1,313)	(836)

Comprehensive income	$13,006	$8,611	$35,978	$29,622

Net income per share—basic	$0.21	$0.14	$0.60	$0.48

Net income per share—diluted	$0.19	$0.13	$0.56	$0.44

Shares used to calculate basic net income per share	61,183	64,161	61,772	63,211

Shares used to calculate diluted net income per share	64,955	70,133	66,178	68,820

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$37,291	$30,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,732	18,222
Stock-based compensation	1,932	42
Deferred taxes	4,641	(2,630)
Tax benefits from stock options	18,220	5,570
Other	753	1,011
Changes in operating assets and liabilities (excluding the effect of acquisitions):
Restricted cash	—	111
Accounts receivable	943	(1,443)
Other assets	(3,448)	(3,407)
Accounts payable and accrued liabilities	10,084	2,441
Deferred revenue	1,882	4,100
Other liabilities	1,189	—

Net cash provided by operating activities	92,219	54,475

Cash flows from investing activities:
Purchases of property and equipment	(11,198)	(4,943)
Purchases of rights, patents and trademarks	(916)	—
Purchases of short-term investments	(84,711)	(49,379)
Proceeds from maturities and sales of short-term investments	75,678	8,655
Cash paid for acquisitions	(11,934)	—
Proceeds from sales of assets, net	92	—
Proceeds from sale of equity investment	—	750

Net cash used for investing activities	(32,989)	(44,917)

Cash flows from financing activities:
Payments on capital leases	—	(684)
Repayments of notes receivable from stockholders	—	1,597
Proceeds from exercises of stock options	5,023	11,293
Proceeds from employee stock purchase plan	1,636	1,019
Repurchases of common stock	(73,717)	(5,612)

Net cash provided by (used for) financing activities	(67,058)	7,613

Change in cash and cash equivalents	(7,828)	17,171
Cash and cash equivalents, beginning of period	71,234	63,301

Cash and cash equivalents, end of period	$63,406	$80,472

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        United Online, Inc. ("United Online" or the "Company") is a leading provider of consumer Internet subscription services through a number of brands, including NetZero and Juno. The Company's pay services include dial-up Internet access, accelerated dial-up services, premium email, and personal Web-hosting and domain name registration services. It also offers consumers free Internet access, Web email and Web hosting. The Company's access services are available in more than 8,000 cities across the United States and in Canada. In addition, the Company offers marketers numerous online advertising products as well as online market research and measurement services. The Company is headquartered in Woodland Hills, California, with offices in New York, New York; San Francisco, California; Orem, Utah; and Hyderabad, India.

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

Basis of Presentation

        The accompanying consolidated financial statements, which include United Online and its wholly-owned subsidiaries, are unaudited except for the balance sheet information at December 31, 2003, which is derived from the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Transition Report on Form 10-KT on February 5, 2004. The Company's interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. These financial statements, in the opinion of management, include all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	3%	4%	3%	2%
Expected life (in years)	5	5	5	5
Dividend yield	0%	0%	0%	0%
Volatility	99%	110%	103%	110%

        If the fair value-based method had been applied in measuring stock-based compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$12,620	$8,902	$37,291	$30,458
Add: Stock-based compensation included in net income, net of tax	716	—	1,932	42
Deduct: Total stock-based compensation determined under fair value-based method for all awards, net of tax	(6,569)	(5,387)	(23,829)	(16,833)

Pro forma net income	$6,767	$3,515	$15,394	$13,667

Net income per share—basic, as reported	$0.21	$0.14	$0.60	$0.48

Net income per share—basic, pro forma	$0.11	$0.05	$0.25	$0.22

Net income per share—diluted, as reported	$0.19	$0.13	$0.56	$0.44

Net income per share—diluted, pro forma	$0.10	$0.05	$0.23	$0.20

        The following table summarizes the stock-based compensation included in the following operating expenses (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating expenses:
Cost of billable services	$—	$—	$—	$4
Sales and marketing	124	—	331	8
Product development	—	—	—	2
General and administrative	592	—	1,601	28

Total stock-based compensation	$716	$—	$1,932	$42

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

        The purchase price of approximately $11.9 million was paid in cash and allocated to the net assets acquired based on their estimated fair values, including identifiable intangible assets. The following table summarizes the net assets acquired in connection with the acquisition (in thousands):

Asset Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Accounts receivable	$292
Property and equipment	199
Other assets	69
Accounts payable	(215)
Deferred revenue	(1,710)

Total net liabilities assumed	(1,365)

Intangible assets acquired:
Pay subscribers	3,190	4 years
Proprietary rights	400	7 years
Software and technology	2,220	3 years

Total intangible assets acquired	5,810

Goodwill	7,489

Total purchase price	$11,934

        The weighted average amortizable life of all acquired intangible assets is 3.8 years. The pro forma effect of the transaction is immaterial to the consolidated financial statements.

3.     BALANCE SHEET COMPONENTS

Short-Term Investments

        Short-term investments at September 30, 2004 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$17,559	$199	$(6)	$17,752
Government agencies	121,115	519	(147)	121,487

Total	$138,674	$718	$(153)	$139,239

        Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income on the consolidated balance sheets. The Company recognized $0 and $0.1 million of net realized gains during the quarter and nine months ended September 30, 2004. The Company had no material realized gains or losses from the sale of investments in the quarter and nine months ended September 30, 2003.

        Maturities of short-term investments at September 30, 2004 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$14,520	$14,527
Maturing between 1 year and 4 years	124,154	124,712

Total	$138,674	$139,239

Accounts Receivable

        At September 30, 2004, receivables from two customers comprised approximately 21% and 19% of the Company's consolidated accounts receivable balance.

4.     INCOME TAXES

        For the quarter and nine months ended September 30, 2004, the Company generated pre-tax income of $21.6 million and $63.7 million, respectively, and recorded a tax provision of $9.0 million and $26.5 million, respectively, resulting in an annualized effective tax rate of approximately 41.5%.

        For the quarter and nine months ended September 30, 2003, the Company generated pre-tax income of $15.0 million and $34.0 million, respectively, and recorded a tax provision of $6.1 million and $3.6 million, respectively. The effective tax rate for the nine months ended September 30, 2003 differs from the statutory rate primarily as a result of a tax benefit recognized in the June 2003 quarter from the release of a portion of the valuation allowance against deferred tax assets relating primarily to the actual and expected utilization of net operating loss and credit carryforwards for fiscal 2003 and 2004.

        Consistent with prior periods, in determining the need for a valuation allowance at September 30, 2004, the Company reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, Accounting for Income Taxes, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code (the "Code") Section 382, future income projections and potential tax-planning strategies. Based upon the Company's assessment of all available evidence, it concluded that, with the exception of the net deferred tax assets that are expected to be utilized through December 31, 2005, it is not more likely than not that the remaining deferred tax assets will be realized. This conclusion is based primarily on the Company's history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, its annual net operating loss limitations under Section 382 of the Code and the need to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets. The Company will continue to monitor all available evidence and reassess the potential realization of its deferred tax assets. If the Company continues to meet its financial projections and improve its results of operations, or if circumstances otherwise change, it is reasonably possible that the Company may release all, or a portion, of the remaining valuation allowance in the near term. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Additionally, any such release may result in the further reduction of goodwill and intangible assets acquired in connection with the Merger.

5.     NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share for the quarter and nine months ended September 30, 2004 and 2003, respectively (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$12,620	$8,902	$37,291	$30,458

Denominator:
Weighted average common shares—basic	61,775	64,426	62,397	63,432
Adjustment to weighted average for common shares subject to repurchase	(592)	(265)	(625)	(221)

Adjusted weighted average common shares—basic	61,183	64,161	61,772	63,211

Effect of dilutive securities:
Stock options, restricted shares, warrants and employee stock purchase plan shares	3,772	5,972	4,406	5,609

Weighted average common shares—diluted	64,955	70,133	66,178	68,820

Net income per share—basic	$0.21	$0.14	$0.60	$0.48

Net income per share—diluted	$0.19	$0.13	$0.56	$0.44

        The diluted per share computations exclude antidilutive options. The number of antidilutive options at September 30, 2004 and 2003 was 5.9 million and 3.1 million, respectively. At September 30, 2004, there were approximately 13.3 million shares subject to issuance upon exercise of outstanding options with a weighted average exercise price of $12.40 per share.

6.     EQUITY AWARDS

        In January 2004, the Board of Directors issued 575,000 restricted shares of common stock at par value to certain of the Company's executive officers. The shares vest entirely on the fourth anniversary of the date of grant. In connection with these shares, the Company recorded deferred stock-based compensation of $11.4 million, which is being amortized on a straight-line basis over the four-year period.

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

7.     COMMON STOCK REPURCHASE PROGRAM

        The Company's Board of Directors authorized a common stock repurchase program that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of

Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized the Company to purchase up to an additional $100 million of its common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. At September 30, 2004, the Company had repurchased $125 million of its common stock.

        Share repurchases executed under the common stock repurchase program at September 30, 2004 were as follows (in thousands, except per share amounts):

Period	Shares Repurchased(1)	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
August 2001	138	$1.67	$9,770
November 2001	469	1.77	8,940
February 2002	727	3.38	6,485
August 2002	288	7.51	27,820
February 2003	193	9.43	26,005
May 2003	281	13.51	22,207
November 2003	2,024	19.76	48,706
February 2004	2,887	16.86	—
May 2004	—	—	100,000
August 2004	2,657	9.41	74,989

Total	9,664	$12.94

(1)
All share repurchases were repurchased as part of a publicly announced program.

8.     COMMITMENTS AND CONTINGENCIES

Financial Commitments

        The Company's financial commitments, including its operating leases and purchase commitments for telecommunications and media, are as follows at September 30, 2004 (in thousands):

			Year Ending December 31,
Contractual Obligations		Oct-Dec 2004
	Total		2005	2006	2007	2008	2009	Thereafter
Operating leases	$42,157	$557	$3,091	$4,973	$5,056	$4,959	$4,665	$18,856
Telecommunications purchases	22,109	3,859	11,013	7,125	112	—	—	—
Media purchases	56,929	19,156	37,773	—	—	—	—	—
Relocation commitments	239	239	—	—	—	—	—	—

Total	$121,434	$23,811	$51,877	$12,098	$5,168	$4,959	$4,665	$18,856

        In connection with the relocation of its corporate offices to Woodland Hills, California, the Company entered into a lease for office space for approximately 112,000 square feet in March 2004. The lease, which expires in September 2014, represents a total commitment of $34.5 million. In connection with this lease, a $2.0 million letter of credit was issued in April 2004, reducing the total amount available under the Company's line of credit to $22.3 million.

        Operating lease commitments decreased from the March 2004 quarter as a result of lease termination agreements signed during the June 2004 quarter. The Company recognized $0.5 million and $1.7 million in lease termination fees in the quarter and nine months ended September 30, 2004, respectively.

Legal Contingencies

        On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors (the "Consolidated Cases"). Plaintiffs have filed a motion for preliminary approval of a proposed settlement with the issuers and their individual corporate officers and directors, and the underwriters have filed an opposition to such motion.

        On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba "Freewwweb" (the "Debtor"), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno's conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1,000,000 and Juno claiming less than $300,000. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno. The Debtor has filed a motion of appeal of the district court order upholding the decision of the Bankruptcy Court approving the Stipulation of Settlement. The briefs have been filed in the Second Circuit Court of Appeals and the parties are awaiting the scheduling of oral arguments. At September 30, 2004, the Company had liabilities recorded of approximately $5.5 million.

        On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff's patent which purports to cover user access to a computer network. An answer and affirmative defenses have been served on behalf of NetZero, Juno and NetBrands. Discovery is continuing and the court has set several dates for the parties to submit briefs on claim construction issues. No trial date has been set.

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

9.     SUBSEQUENT EVENT

        On October 23, 2004, the Company signed a definitive agreement and plan of merger, among the Company, Mariner Acquisition Corp., a wholly-owned subsidiary of the Company, and Classmates Online, Inc. to acquire Classmates Online, Inc. for approximately $128 million in cash. The Company anticipates that Classmates will have a cash balance of approximately $28 million at the time the acquisition closes. Classmates Online, Inc. operates Classmates.com, connecting millions of members throughout the U.S. and Canada with friends and acquaintances from school, work and the military. The closing of the proposed acquisition is subject to the fulfillment of a number of customary conditions, including regulatory approval. If the acquisition is consummated, the results of this business will be included in the Company's consolidated business, financial position, results of operations and cash flows from the date the acquisition closes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as "anticipate," "expect," "intend," "plan," "believe," "may," "will" or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about our proposed acquisition of Classmates Online, Inc. and its anticipated cash balances at the time of closing, the Internet services market, our user base, our services and marketing initiatives, the advertising market, competition, seasonality, operating expenses, operating efficiencies, revenues, capital requirements and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The sections entitled "Risk Factors" in this Quarterly Report on Form 10-Q, our Transition Report on Form 10-KT as filed with the SEC on February 5, 2004 and our other filings with the SEC set forth some of the important risk factors that may affect our business, financial position, results of operations and cash flows. Statements indicating factors that we believe may impact our results are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

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

        At September 30, 2004, we had approximately 3.2 million subscribers to our pay services and approximately 6.6 million active accounts, including pay subscribers. Total pay subscribers currently include subscribers to our pay Internet access, premium email, Web hosting and domain name registration services. "Active" accounts include total pay subscribers, free users who have logged onto our access or email services during the preceding 31-day period and those free hosted Web sites that have received at least one visit during the preceding 90 days.

        Our standard pay access services are offered through various pricing plans, generally $9.95 per month. We also offer "accelerated" dial-up services generally for an additional $5.00 per month, or a total monthly charge of $14.95. Our accelerated services utilize compression, caching and other technologies that reduce the time for certain Web pages to download to users' computers when compared to standard dial-up access services. NetZero and Juno offer premium email services with expanded features and storage capabilities at prices ranging from $9.95 to $24.95 per year. As a result of an acquisition in April 2004, we began offering Web-site services, including hosting and domain name registration services. Our Web-hosting services are offered through various pricing plans, generally averaging approximately $9.00 per month.

        Our pay access services differ from our free access services in that the hourly and certain other limitations set for the free services do not apply. In addition, our free access services incorporate a number of advertising initiatives, including a persistent on-screen advertising banner, which are not included on our pay access services. Our pay Web-hosting services differ primarily from our free Web-hosting services in that the free service requires the Web site to incorporate advertising initiatives.

At September 30, 2004, we had approximately 2.0 million free access and email active accounts and approximately 1.3 million free Web-hosting active accounts.

        At September 30, 2004, subscribers to our accelerated services comprised approximately 33% of our total pay subscriber base and subscribers to our premium email and Web-hosting and domain services each comprised approximately 2% of our total pay subscriber base. In general we count and track pay subscribers and free accounts by unique member identification. We recently began cross marketing some of our brands and services to our entire active account base. A by-product of cross marketing multiple brands and services is that users have the ability to register for separate services under separate brands and member identifications independently. We do not track whether pay subscribers have purchased more than one of our services if they are using more than one member identification. As a result, total pay subscribers may not represent unique pay subscribers and, similarly, total active free accounts may not represent unique free users. In addition, a free Web hosting account is determined to be active if there is a visit to the site during the preceding 90 days, and it may be that the creator of the site no longer maintains or updates the site. As such, a free Web hosting account may not represent an ongoing relationship with the person who set up the account. To the extent a user purchases multiple pay services under one unique member identification, we only count that user as one pay subscriber. At any point in time, our pay subscriber base includes a number of pay subscribers receiving a free period of service as either a promotion or retention tool and may include a few thousand internal test accounts.

        United Online commenced operations in September 2001, following the merger of NetZero and Juno into two of its wholly-owned subsidiaries (the "Merger"). The Merger was accounted for under the purchase method of accounting for business combinations as an acquisition of Juno by NetZero, which is considered the predecessor company to United Online.

  Recent Developments

        On October 23, 2004, we signed a definitive agreement and plan of merger, among United Online, Mariner Acquisition Corp., a wholly-owned subsidiary of United Online, and Classmates Online, Inc. to acquire Classmates Online, Inc. for approximately $128 million in cash. We anticipate that Classmates will have a cash balance of approximately $28 million at the time the acquisition closes. Classmates Online, Inc. operates Classmates.com, connecting millions of members throughout the U.S. and Canada with friends and acquaintances from school, work and the military. The closing of the proposed acquisition is subject to the fulfillment of a number of customary conditions, including regulatory approval. If the acquisition is consummated, the results of this business will be included in the Company's consolidated business, financial position, results of operations and cash flows from the date the acquisition closes.

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

	Quarter Ended September 30,				Nine Months Ended September 30,
	2004	% of Revenue	2003	% of Revenue	2004	% of Revenue	2003	% of Revenue
Statements of Operations Data:
Revenues:
Billable services	$102,113	92%	$79,646	90%	$302,291	92%	$218,093	90%
Advertising and commerce	8,591	8	9,144	10	26,706	8	24,124	10

Total revenues	110,704	100	88,790	100	328,997	100	242,217	100

Operating expenses:
Cost of billable services	23,013	21	22,897	26	71,887	22	69,500	28
Cost of free services	1,605	1	2,084	2	4,919	1	7,790	3
Sales and marketing	43,294	40	33,939	38	131,274	40	84,032	35
Product development	7,069	6	5,120	6	19,456	6	16,513	7
General and administrative	10,812	10	7,008	8	28,252	9	22,073	9
Amortization of intangible assets	4,395	4	3,964	4	12,752	4	11,892	5
Restructuring charges	—	—	—	—	—	—	(215)	—

Total operating expenses	90,188	82	75,012	84	268,540	82	211,585	87

Operating income	20,516	18	13,778	16	60,457	18	30,632	13
Interest and other income, net	1,059	1	1,183	1	3,290	1	3,412	1

Income before income taxes	21,575	19	14,961	17	63,747	19	34,044	14
Provision for income taxes	8,955	8	6,059	7	26,456	8	3,586	1

Net income	$12,620	11%	$8,902	10%	$37,291	11%	$30,458	13%

Revenues

  Billable Services Revenues

        Billable services revenues consist primarily of monthly fees charged to users for dial-up Internet access services, accelerated dial-up services and, to a lesser extent, fees charged to users for Web-hosting and domain name registration services, live telephone technical support and premium email services. Our pay Internet access services have been offered under a number of pricing plans, generally ranging from $1.95 to $29.95 per month. Currently, our most common pricing plan for our standard dial-up Internet access service is $9.95 per month. Our standard pricing for our accelerated dial-up Internet access service is an additional $5.00 per month, or a total monthly charge of $14.95. We generally charge our users $1.95 per minute for live telephone technical support, and we currently charge prices ranging from $9.95 to $24.95 per year for our premium email services. Our Web-hosting services are offered through various pricing plans, generally averaging about $9.00 per month.

        Our billable services revenues are primarily dependent on two factors: the average number of pay subscribers for a period and the average monthly revenue per pay subscriber for a period. The average number of pay subscribers is a simple average calculated based on the number of pay subscribers at the beginning and end of a period. Changes in our pay subscriber base are dependent on a number of factors including: the effects of increasing competition; the number of free accounts upgrading to pay services; changes in our marketing and related distribution channels; the number of pay subscribers who cancel their accounts or have their accounts terminated; changes in our marketing expenditures; the effectiveness of our marketing and distribution activities; the effects of seasonality; the impact of new types of pay services; and acquisitions during the period, if any. Average monthly revenue per pay subscriber is calculated by dividing billable services revenues for a period by the average number of pay subscribers for that period. Average monthly revenue per pay subscriber may fluctuate from period to period as a result of a variety of factors including: the pricing and success of new pay services and the penetration of these types of services as a percentage of total pay subscribers; changes in the mix of pay subscribers and their related pricing plans; the use of promotions such as free service periods and discounted pricing plans to obtain or retain subscribers; increases or decreases in the price of our services; and the timing of pay subscribers joining and leaving our services during a period.

        Billable services revenues increased by $22.5 million, or 28%, to $102.1 million for the September 2004 quarter, compared to $79.6 million for the September 2003 quarter. Billable services revenues increased by $84.2 million, or 39%, to $302.3 million for the nine months ended September 30, 2004, compared to $218.1 million for the nine months ended September 30, 2003. The increase was due to an increase in our average number of pay subscribers and an increase in our average monthly revenue per pay subscriber. Billable services revenue decreased sequentially by $0.4 million to $102.1 million for the September 2004 quarter, compared to $102.5 million for the June 2004 quarter.

        Our average number of pay subscribers was approximately 3,211,000 and 3,062,000, respectively, during the quarter and nine months ended September 30, 2004, compared to approximately 2,634,000 and 2,448,000 during the quarter and nine months ended September 30, 2003. The increase in our average number of pay subscribers resulted from a number of factors including an expansion of our online and offline distribution channels, increased spending on marketing and promotion of our pay services, in particular our accelerated services, our Web-hosting acquisition in April 2004 and a significant number of our free accounts upgrading to our pay services. However, we experienced limited growth in the June 2004 and September 2004 quarters compared to historical periods as a result of significantly slower growth in pay access subscribers. We believe the slower growth in pay access subscribers is attributable to a variety of factors including, without limitation, seasonally lower Internet usage and increased competition. These factors and others may continue to adversely impact our ability to grow our pay access subscribers going forward. We cannot assure you that either our total pay subscriber base or our pay access subscribers will continue to grow or will not decrease in future periods. In addition, the growth we have experienced in our accelerated dial-up services decreased in the June 2004 and September 2004 quarters compared to historical periods and we may not continue to experience growth for these services in the future.

        Average monthly revenue per pay subscriber was $10.60 for the September 2004 quarter, compared to $10.08 for the September 2003 quarter. The increase in average monthly revenue per pay subscriber was due primarily to an increase in the number of access subscribers purchasing our accelerated dial-up services, which at September 30, 2004 and 2003 comprised approximately 33% and 15% of our total pay subscriber base, respectively. Average monthly revenue per pay subscriber for the September 2004 quarter decreased from the $10.88 and $10.87 reported in the March 2004 and June 2004 quarters, respectively. The sequential decreases in average monthly revenue per pay subscriber are due to a number of factors including: an increase in the number of free months of service offered for initial trial periods and retention programs; a greater percentage of pay subscribers on lower-priced subscription services, such as our premium email and Web-hosting services; and an increase in the number of subscribers signing up for promotional pricing plans. We currently anticipate that some or all of these trends may continue in the near term, and believe that average monthly revenue per pay subscriber will continue to decrease, at least in the near term. If we continue to experience decreases in average monthly revenue per pay subscriber, our billable services revenues may continue to decrease, and our total revenues may decrease.

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

        Advertising and commerce revenues decreased by $0.6 million, or 6%, to $8.6 million for the September 2004 quarter, from $9.1 million for the September 2003 quarter. The decrease is primarily due to a $4.7 million decrease in revenue generated from our agreement with General Motors ("GM"). We derived 0% of our advertising and commerce revenues for the September 2004 quarter from GM, compared to approximately 51% for the September 2003 quarter. Our agreement with GM expired in December 2003 but the revenues from GM have been partially offset by revenues from other arrangements. The decrease was offset by an increase in fees derived from our Internet search partner as a result of more favorable pricing and expanded search services. We derived approximately 47% and 18% of our advertising and commerce revenues for the September 2004 and 2003 quarters, respectively, from Internet search fees primarily provided through our search agreement with Overture Services, Inc. ("Overture"), a subsidiary of Yahoo! Inc.

        Advertising and commerce revenues increased by $2.6 million, or 11%, to $26.7 million for the nine months ended September 30, 2004, from $24.1 million for the nine months ended September 30, 2003. The increases were primarily due to an increase in fees derived from our Internet search partner as a result of more favorable pricing and expanded search services, partially offset by a decrease in other advertising and commerce sales. We derived approximately 42% and 20% of our advertising and commerce revenues for the nine months ended September 20, 2004 and 2003, respectively, from Internet search fees primarily provided through our search agreement with Overture. The increase in advertising and commerce revenues was offset partially by a $8.2 million decrease for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 in revenue generated from our agreement with GM. The revenue recognized from GM during the nine months ended September 30, 2004 was primarily related to an unanticipated final performance bonus received during the March 2004 quarter. We derived approximately 8% of our advertising and commerce revenues for the nine months ended September 30, 2004 from GM, compared to approximately 43% for the nine months ended September 30, 2003.

Cost of Billable Services

        Cost of billable services includes direct costs of billable services and costs that have been allocated to billable services. Direct costs consist of costs related to providing telephone technical support, customer billing and billing support to our pay subscribers and domain name registration fees. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our network and data centers, and depreciation of network computers and equipment. We allocate costs associated with access services between billable services and free services based on the aggregate hourly usage of our pay access subscribers as a percentage of total hours used by our active access users. We allocate costs associated with Web hosting between billable services and free services based on estimated bandwidth used by pay Web-hosting subscribers relative to estimated bandwidth used by free Web-hosting subscribers.

        Cost of billable services increased by $0.1 million, or 1%, to $23.0 million for the September 2004 quarter, compared to $22.9 million for the September 2003 quarter. The increase is due to a $0.8 million increase in customer support and billing-related costs as a result of an increase in the number of pay subscribers, a $0.4 million increase in network personnel and overhead-related costs allocated to billable services and a $0.3 million increase in network depreciation allocated to billable services. These costs were offset partially by a $1.4 million decrease in telecommunications costs. Telecommunications costs decreased as a result of a decrease in the average monthly usage per pay subscriber and a decrease in average hourly telecommunications costs, offset partially by an increase in the number of pay access subscribers. Our average hourly telecommunications costs decreased as a result of better port utilization, improvements made in allocating our telecommunications usage to our lower cost vendors and lower telecommunications prices. Telecommunications hours allocated to our pay access subscriber base increased to approximately 94% of total telecommunications hours purchased during the September 2004 quarter, compared to approximately 90% during the September 2003 quarter.

        Cost of billable services increased by $2.4 million, or 3%, to $71.9 million for the nine months ended September 30, 2004, compared to $69.5 million for the nine months ended September 30, 2003. The increase is due to a $3.8 million increase in customer support and billing-related costs as a result of an increase in the number of pay subscribers and a $1.1 million increase in network personnel and overhead-related costs allocated to billable services. These costs were partially offset by a $1.7 million decrease in telecommunications costs. Telecommunications costs decreased as a result of a decrease in the average monthly usage per pay subscriber and a decrease in average hourly telecommunications costs, offset partially by an increase in pay access subscribers. Our average hourly telecommunications costs decreased as a result of better port utilization, improvements made in allocating our telecommunications usage to our lower cost vendors and lower telecommunications prices. Telecommunications hours allocated to our pay access subscriber base increased to approximately 93% of total telecommunications hours purchased during the nine months ended September 30, 2004, compared to approximately 88% during the nine months ended September 30, 2003. Network personnel and overhead-related costs allocated to billable services increased due to the increase in telecommunications hours utilized by pay access subscribers as a percentage of total telecommunications hours purchased.

        Cost of billable services as a percentage of billable services revenues was 22.5% and 23.8%, respectively, in the quarter and nine months ended September 30, 2004, compared to 28.7% and 31.9%, respectively, in the quarter and nine months ended September 30, 2003. The decreases resulted from an increase in average monthly revenue per pay subscriber due to significant adoption of our accelerated dial-up services; a decrease in average hourly telecommunications costs per pay access subscriber; decreased customer billing and support costs per pay subscriber primarily as a result of better pricing obtained from our principal customer support vendor; and a decrease in average hourly usage per pay access subscriber.

        Our cost of billable services as a percentage of billable services revenues is highly dependent on the pricing for our services, our average hourly telecommunications cost and usage and our average customer billing and support costs per pay subscriber. If we are not successful in continuing to increase the percentage of our pay access subscribers subscribing to our accelerated services and other pay services such as premium email and Web hosting, or if due to competitive or other factors we decrease the pricing for our access services or increase the use of promotions such as one or more free months of service, or if our new pay services are less profitable than our access services, it is likely that our cost of billable services as a percentage of billable services revenues would be adversely impacted. While our average hourly telecommunications costs have decreased for some time, we may experience increased average hourly telecommunications costs in future periods, particularly if we expand our service coverage to additional geographic areas where telecommunications costs are higher. Additionally, while the average hourly usage of our pay access subscribers decreased in the September 2004 quarter compared to the September 2003 quarter, we may experience increased average hourly usage in future periods when compared to the comparable period of the prior year.

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

        Cost of free services decreased by $0.5 million, or 23%, to $1.6 million for the September 2004 quarter, compared to $2.1 million for the September 2003 quarter. The decrease was due primarily to a $0.4 million decrease in telecommunications costs. The decrease in telecommunications costs is a result of a decrease in average hourly telecommunications costs, a decrease in the number of active free access accounts and a decrease in the average hourly usage of these accounts. The decrease in free access accounts resulted from free accounts upgrading to our pay services and fewer new free account sign-ups. Telecommunications hours allocated to our free access accounts decreased to approximately 6% of total telecommunications hours purchased during the September 2004 quarter, compared to approximately 10% during the September 2003 quarter.

        Cost of free services decreased by $2.9 million, or 37%, to $4.9 million for the nine months ended September 30, 2004, compared to $7.8 million for the nine months ended September 30, 2003. The decrease was primarily due to a $2.2 million decrease in telecommunications costs. The decrease in telecommunications costs is a result of a decrease in average hourly telecommunications costs, a decrease in the number of active free access accounts, a decrease in the average hourly usage of these accounts and a decrease in telecommunications hours allocated to our free users.

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

        Sales and marketing expenses increased by $9.4 million, or 28%, to $43.3 million for the September 2004 quarter, compared to $33.9 million for the September 2003 quarter. The increase is primarily attributable to a $8.4 million increase in marketing, promotion and distribution costs as a result of an expansion in marketing activities which have focused on promoting our accelerated dial-up services, increasing our pay access subscriber base, and building our brands. Additionally, sales and marketing expenses increased as a result of a $0.7 million increase in telemarketing expenses related to customer acquisition, retention and up-sell activities. Our marketing expenditures may increase in the near term as a result of a more expensive advertising market and our expanded distribution efforts, which could result in increased fees paid to distribution partners to acquire new pay subscribers. Increases in prices to purchase advertising, combined with seasonal factors and more intense competition for pay subscribers, may adversely impact the effectiveness of our marketing activities and our ability to grow our pay subscriber base and revenues.

        Sales and marketing expenses increased by $47.2 million, or 56%, to $131.3 million for the nine months ended September 30, 2004, compared to $84.0 million for the nine months ended September 30, 2003. The increase is primarily attributable to a $41.0 million increase in marketing, promotion and distribution costs as a result of an expansion in marketing activities that focus on increasing our pay access subscriber base, promoting our accelerated dial-up services, and building our brands. Additionally, sales and marketing expenses increased as a result of a $5.5 million increase in telemarketing expenses related to customer acquisition, retention and up-sell activities, a $0.4 million increase in personnel-related expenses due to increased headcount and compensation costs and a $0.3 million increase in stock-based compensation related to restricted stock issued to certain of our executive officers in January 2004.

        Our marketing expenditures and the allocation of our marketing resources among our various services may vary significantly from quarter to quarter depending on a number of factors including the effectiveness of our marketing activities, changes in the cost to purchase advertising, changes in the number of pay subscribers, and the impact of such activities on our results of operations. Marketing expenditures decreased sequentially in the September 2004 quarter, and any future decreases in our marketing expenditures would likely impact our ability to increase our pay subscriber base. We can provide you no assurance that we will not decrease our marketing expenditures on a quarterly basis in the future. We have entered into a number of longer-term off-line distribution relationships. We intend to continue to focus on increasing both our off-line and on-line distribution channels in the near term, which could result in increased marketing expenditures as a result of fees paid to distribution partners. Our ability to increase or decrease our marketing expenditures from period to period may be more limited to the extent distribution partners continue to constitute an increasing portion of our marketing expenditures. There is, however, no assurance that we will be able to increase our distribution channels or that any future increase in marketing expenditures will be successful in growing or maintaining our pay subscriber base.

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

        Product development expenses increased by $1.9 million, or 38%, to $7.1 million for the September 2004 quarter, compared to $5.1 million for the September 2003 quarter. The increase was primarily the result of a $1.7 million increase in personnel-related expenses as a result of increased headcount and compensation costs.

        Product development expenses increased by $2.9 million, or 18%, to $19.5 million for the nine months ended September 30, 2004, compared to $16.5 million for the nine months ended September 30, 2003. The increase was primarily the result of a $4.0 million increase in personnel-related expenses as a result of increased headcount and compensation costs, partially offset by a $1.1 million decrease in depreciation expense. Depreciation expense allocated to product development decreased as a result of assets placed in service in prior years becoming fully depreciated and lower levels of capital expenditures in recent years versus prior years.

General and Administrative

        General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources and internal customer support personnel. In addition, general and administrative expenses include fees for professional, legal and accounting services, office relocation costs, non-income taxes, insurance, and occupancy and other overhead-related costs, as well as the expenses incurred and credits received as a result of certain legal settlements.

        General and administrative expenses increased by $3.8 million, or 54%, to $10.8 million for the September 2004 quarter, compared to $7.0 million for the September 2003 quarter. The increase was the result of $1.6 million in lease termination fees and accelerated depreciation expenses in connection with the relocation of our corporate offices, a $1.0 million increase in professional and consulting fees primarily related to our Sarbanes-Oxley Section 404 compliance efforts and increased legal fees, a $0.6 million increase in stock-based compensation related to restricted stock issued to certain of our executive officers in January 2004, a $0.4 million increase in overhead-related costs and a $0.3 million increase in personnel-related expenses as a result of higher compensation costs. These increases were partially offset by a $0.2 million decrease in legal settlement costs.

        General and administrative expenses increased by $6.2 million, or 28%, to $28.3 million for the nine months ended September 30, 2004, compared to $22.1 million for the nine months ended September 30, 2003. The increase was the result of the incurrence of $3.2 million in lease termination fees and accelerated depreciation expenses incurred as a result of the relocation of our corporate offices, a $2.0 million increase in professional and consulting fees primarily related to due diligence process associated with a potential acquisition that was terminated, our Sarbanes-Oxley Section 404 compliance efforts and increased legal fees, a $1.6 million increase in stock-based compensation related to restricted stock issued to certain of our executive officers in January 2004 and a $0.8 million increase in personnel-related expenses as a result of higher compensation costs. These increases were offset partially by $1.8 million in legal settlement costs recognized in the nine months ended September 30, 2003.

Amortization of Intangible Assets

        Amortization of intangible assets includes amortization of acquired pay subscribers and free users, purchased technologies and other identifiable intangible assets. At September 30, 2004, we had approximately $24.7 million in net identifiable intangible assets resulting primarily from the Merger, the acquisition of the Internet access assets of BlueLight and the acquisition of the Web-hosting assets of About, Inc. At September 30, 2004, we had approximately $17.0 million in goodwill resulting from the Merger and the acquisition of the Web-hosting assets of About, Inc. In accordance with the provisions set forth in Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill acquired in connection with the Merger is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount.

        Amortization of intangible assets increased by $0.4 million, or 11%, to $4.4 million for the September 2004 quarter, compared to $4.0 million for the September 2003 quarter. Amortization of intangible assets increased by $0.9 million, or 7%, to $12.8 million for the nine months ended September 30, 2004, compared to $11.9 million for the nine months ended September 30, 2003. The increases are due to the amortization of identifiable intangible assets from the acquisition of the Web-hosting assets of About, Inc. in April 2004.

Restructuring Charges

        During the nine months ended September 30, 2003, we recorded a $0.2 million benefit to restructuring charges as a result of contract termination fees expensed in earlier periods in excess of final negotiated settlements.

Interest and Other Income, Net

        Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of interest expense on capital leases and the amortization of premiums on certain of our short-term investments. Other income consists of realized gains and losses recognized in connection with the sale of short-term investments.

        Interest and other income, net decreased by $0.1 million, or 10%, to $1.1 million for the September 2004 quarter, compared to $1.2 million for the September 2003 quarter. Interest and other income, net decreased by $0.1 million, or 4%, to $3.3 million for the nine months ended September 30, 2004, compared to $3.4 million for the nine months ended September 30, 2003. Interest income remained fairly constant as a result of higher average cash balances offset by lower average returns due to a shift toward tax-exempt holdings. Other income associated with net realized gains on our short-term investments was $0.1 million for the nine months ended September 30, 2004.

Provision for Income Taxes

        For the quarter and nine months ended September 30, 2004, we generated pre-tax income of $21.6 million and $63.7 million, respectively, and recorded a tax provision of $9.0 million and $26.5 million, respectively, resulting in an annualized effective tax rate of approximately 41.5%.

        For the quarter and nine months ended September 30, 2003, we generated pre-tax income of $15.0 million and $34.0 million, respectively, and recorded a tax provision of $6.1 million and $3.6 million, respectively. The effective tax rate for the nine months ended September 30, 2003 differs from the statutory rate primarily as a result of a tax benefit recognized in the June 2003 quarter from the release of a portion of the valuation allowance against deferred tax assets relating primarily to the actual and expected utilization of net operating loss and credit carryforwards for fiscal 2003 and 2004.

        Consistent with prior periods, in determining the need for a valuation allowance related to our deferred tax assets at September 30, 2004, we reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, Accounting for Income Taxes, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code (the "Code") Section 382, future income projections and potential tax-planning strategies. Based upon our assessment of all available evidence, we concluded that, with the exception of the net deferred tax assets that are expected to be utilized through December 31, 2005, it is not more likely than not that the remaining deferred tax assets will be realized. This conclusion is based primarily on our history of net operating losses as compared to only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, our annual net operating loss limitations under Section 382 of the Code and the need to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets. We will continue to monitor all available evidence and reassess the potential realization of our deferred tax assets. If we continue to meet our financial projections and improve our results of operations, or if circumstances otherwise change, it is reasonably possible that we may release all, or a portion, of the remaining valuation allowance in the near term. Any such release would result in recording a tax benefit that would increase net income in the period the allowance is released. Additionally, any such release may result in the further reduction of goodwill and intangible assets acquired in connection with the Merger.

Liquidity and Capital Resources

        Our total cash, cash equivalent and short-term investment balances decreased by approximately $1.1 million to $202.6 million at September 30, 2004 compared to $203.7 million at December 31, 2003. Our summary cash flows for the periods were as follows (in thousands):

	Nine months Ended September 30,
	2004	2003
Net cash provided by operating activities	$92,219	$54,475
Net cash used for investing activities	(32,989)	(44,917)
Net cash provided by (used for) financing activities	(67,058)	7,613

        Net cash provided by operating activities increased by $37.7 million, or 69%. Significant factors that have impacted the variability in our cash provided by operating activities in these periods are as follows:

  •
  increases in operating income before depreciation, amortization and stock-based compensation as a result of increased revenue and operating profitability due to overall improvements in our business;

  •
  the utilization of net operating loss and tax credit carryforwards and income tax deductions resulting from the exercise of stock options by employees, which have reduced payments for income taxes. We currently anticipate that our net operating loss and tax credit carryforwards available for use in 2004, when combined with anticipated exercises of employee stock options, will help to reduce the level of cash paid for income taxes in 2004. We currently anticipate that cash paid for income taxes will increase significantly in 2005 and thereafter due to the annual limitations on the utilization of net operating loss carryforwards pursuant to Internal Revenue Code Section 382. We have approximately $19 million of net operating loss carryforwards available in 2005, $17 million in 2006 and $12.5 million in 2007 through 2020;

  •
  changes in working capital accounts due to increases in revenue and operating expenses and the timing of related cash receipts and payments

        Net cash used for investing activities decreased by $11.9 million, or 27%. Significant factors that have impacted the variability in our cash used for investing activities in these periods are as follows:

  •
  the acquisition of the Web-hosting services assets of About, Inc. in April 2004 for $11.9 million in cash;

  •
  changes in our short-term investment portfolio based on the liquidity requirements of our business;

  •
  increases in capital equipment purchases in connection with the ongoing operation of our business and the relocation of our corporate offices.

        In prior years, we have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we may need to make further significant investments in the future. Capital expenditures for the nine months ended September 30, 2004 were

$11.2 million. We anticipate that our total capital expenditures for the remainder of 2004 will be in the range of $3 million to $5 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, our potential acquisition of Classmates, potential future acquisitions and new business initiatives which are difficult to predict and could change significantly over time. Additionally, significant technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $74.7 million. Significant factors that have impacted the variability in our cash used for financing activities in these periods are as follows:

  •
  repurchases of common stock under our common stock repurchase program. In April 2004, our Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005;

  •
  increases and decreases in cash received from employee stock option exercises and employee stock purchase plan proceeds. Future proceeds from employee stock option exercises are difficult to predict as such amounts are a function of our stock price, the number of vested and in-the-money options outstanding and the timing of employee exercises.

        We currently have access to a $25 million unsecured revolving line of credit with Silicon Valley Bank, which expires in December 2004. The interest rates available for borrowings are based on current market factors. This facility is available for general corporate purposes. While we believe that we currently possess adequate cash reserves, the line of credit provides us with additional financial flexibility with respect to short-term working capital requirements. At September 30, 2004, a $0.7 million letter of credit in connection with one of our leased facilities and a $2.0 million letter of credit in connection with the lease of our new corporate headquarters were outstanding, reducing the total amount available under the line of credit to $22.3 million.

        We recently signed a definitive agreement to acquire Classmates Online, Inc. for $128 million, which will be funded with our existing cash reserves. We anticipate that Classmates will have a cash balance of approximately $28 million at the time the acquisition closes and that our cash and short-term investment balances will be reduced by approximately $100 million as a result of the acquisition, not including associated expenses.

        Based on our current projections, we expect to continue to generate positive cash flows from operations through the remainder of 2004. We intend to use our existing cash balances and future cash generated from operations to acquire complementary services, businesses or technologies; to repurchase shares of our common stock if we believe market conditions to be favorable; and to fund future capital expenditures. We currently anticipate that our future cash flows from operations and existing cash, cash equivalent and short-term investment balances will be sufficient to fund our operations over the next year, and in the near term we do not anticipate the need for additional financing to fund our operations. However, we may raise additional debt or equity capital for a variety of reasons including, without limitation, developing new or enhancing existing services or products, repurchasing our common stock, acquiring complementary services, businesses or technologies or funding significant capital expenditures. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, it might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, financial position, results of operations and cash flows. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

Financial Commitments

        Our financial commitments, including our operating leases and purchase commitments for telecommunications and media are as follows at September 30, 2004 (in thousands):

			Year Ending December 31,
Contractual Obligations		Oct-Dec 2004
	Total		2005	2006	2007	2008	2009	Thereafter
Operating leases	$42,157	$557	$3,091	$4,973	$5,056	$4,959	$4,665	$18,856
Telecommunications purchases	22,109	3,859	11,013	7,125	112	—	—	—
Media purchases	56,929	19,156	37,773	—	—	—	—	—
Relocation commitments	239	239	—	—	—	—	—	—

Total	$121,434	$23,811	$51,877	$12,098	$5,168	$4,959	$4,665	$18,856

        In connection with the relocation of our corporate offices to Woodland Hills, California, we entered into a lease for office space for approximately 112,000 square feet in March 2004. The lease, which expires in September 2014, represents a total commitment of $34.5 million.

        Operating lease commitments decreased from the March 2004 quarter as a result of lease termination agreements signed during the June 2004 quarter. We recognized $0.5 million and $1.7 million in lease termination fees in the quarter and nine months ended September 30, 2004, respectively.

RISK FACTORS

        Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below as well as the other information in this report and our other filings with the SEC. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks actually materialize, our business, financial position, results of operations and cash flows could be adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

Our business is subject to fluctuations.

        Our results of operations have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. The following are some of the factors that may affect us from period to period and may affect our long-term performance:

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

        In addition, the number of pay subscribers and active free accounts on our services and the mix in our pay subscriber base from period to period has fluctuated significantly in the past and may fluctuate significantly in the future. Projecting the number and mix of pay subscribers on our services in future periods is inherently difficult and the rate at which users sign up for or terminate our services will vary as a result of a number of factors, many of which are out of our control. These factors include, without limitation, the effects of competition, seasonality, user satisfaction with our services and the impact of our marketing efforts.

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

Competition

  Competition for Subscribers

        Competition for subscribers of Internet access services is intense. We compete with established online service and content providers such as AOL and MSN; independent national ISPs such as EarthLink and its PeoplePC subsidiary; companies combining their resources to offer Internet services in conjunction with other services such as Yahoo! and SBC Internet Services, and AOL and Walmart.com; national communications companies and local exchange carriers such as AT&T WorldNet, Qwest Communications International, Inc. and Verizon; cable companies such as Comcast Corporation, Cox Communications, Inc., Charter Communications, Inc. and Adelphia Communications Corporation; local telephone companies; and regional and local commercial ISPs. We also compete against companies that offer services or products such as personal computers, bundled with, or as promotions for, Internet access services. We believe that the primary competitive factors determining success in the market for Internet access users include price, speed, a reputation for reliability of service, effective customer support, easy to use and reliable software, geographic coverage and scope of services. Other important factors include the timing and introduction of new products and services as well as general economic trends. While we believe that we compete favorably with respect to price and most of these factors, many of our competitors have an advantage over us with respect to specific factors, particularly technical support and scope of services.

        One element of our strategy is to offer a variety of subscription services in addition to Internet access services. We currently offer Web hosting and domain registration services, as well as stand-alone premium email services and a stand-alone broadband accelerator product. While these services do not constitute a significant portion of our revenues, we are actively investing substantial resources in certain of these services. Competition for users of premium email services is intense. The companies we compete with for Internet access customers also compete with us for subscribers to email services. In addition, a number of companies, including Yahoo!, MSN and Google, offer premium email services, in certain cases, for free. The market for premium email services is evolving at a rapid pace and we cannot assure you that our offerings will be competitive or commercially viable. While the personal Web hosting business is fragmented, a number of significant companies, including Yahoo!, currently compete actively for these users. In addition, the personal Web hosting industry is very application specific, with many of the competitors focusing on specific applications, such as photo sharing, to generate additional users. We cannot assure you that our premium email offerings or our Web hosting offerings will be competitive or will generate growth in pay subscribers.

        Our monthly pricing for our standard dial-up services is currently lower than the monthly pricing of the premium dial-up services of most of our major competitors. Certain significant competitors, however, are engaging in more aggressive pricing of their dial-up services either under their primary brands or alternative brands, such as AOL's CompuServe and Netscape brands and EarthLink's PeoplePC brand. In particular, AOL's Netscape brand and EarthLink's PeoplePC brand, priced at $9.95 and $10.95 respectively, compete directly with our standard offering. A certain number of our new subscribers are subscribers switching from the AOL premium dial-up service, and the CompuServe and Netscape services, in addition to being additional competition in the value-priced market, have adversely impacted and may continue to adversely impact the number of subscribers switching from the AOL premium dial-up service to our services. In addition, our competitors have engaged and are likely to continue to engage in a number of aggressive pricing plans to entice new users and keep existing users from leaving their services, such as one or more free months of service or extended periods of discounted pricing, which are less expensive than our current offerings, and many of our competitors do not charge an additional monthly fee for their accelerated service. We believe this increased competition has adversely impacted our ability to obtain new pay access subscribers and to retain our existing subscribers, and is likely to adversely impact our ability to maintain or grow our pay access subscriber base in the future.

        Partially in response to this competition, we have become more aggressive in offering discounted services and one or more free months of services in order to obtain new subscribers and retain existing subscribers. Additional price decreases or aggressive offers by our competitors could adversely affect our ability to compete for pay access subscribers and could cause us to lower our prices or engage in additional discounting, any of which could adversely impact our results of operations. In addition, from time to time, we have increased our emphasis on marketing additional services, including our accelerated services, and decreased our marketing efforts on our standard access services, which may adversely impact the number of new standard access service subscribers we obtain. To the extent we shift resources away from our access services to market additional services and products, including premium email and Web hosting, our ability to compete for access subscribers could be adversely impacted. We cannot assure you that we will be able to compete effectively, grow or maintain our pay access subscriber base, grow our pay subscriber base as a whole, or maintain the pricing of our services.

        A significant portion of our growth in billable services revenue and average monthly revenue per pay subscriber since early 2003 has been attributable to new subscribers to our accelerated dial-up services. When we began offering this service in early 2003, many of our competitors either did not offer a similar service or charged substantially more than we charge for a similar service. Since that time, several competitors have either decreased their price for these services or have bundled these services into their premium services with no additional fee. Many competitors now market these services as a feature of their value-priced services and these services are now offered, in certain cases, at a price point similar to or lower than our offering. While EarthLink's PeoplePC brand offers an accelerated service for $15.95 per month, they have tested various pricing plans that are lower than our $14.95 per month offering, including an offering of $12.95 per month. In addition, several of our competitors have increased their emphasis on marketing these services. Increased competition for subscribers to accelerated services could adversely impact our ability to grow or maintain our accelerated services subscriber base, or could cause us to lower or eliminate our pricing for these services, which would adversely impact our results of operations. The growth in the number of subscribers to this service has been decreasing and is likely to continue to decrease. We cannot assure you that we will be able to continue to maintain or grow our accelerated services subscriber base at current price levels, or at all.

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

        In addition, many of our competitors have significantly greater brand recognition than we do and spend significantly more on marketing their services than we do. As a result, we have not participated as extensively as our major competitors in a variety of large distribution channels, such as being pre-bundled on branded computers or being offered at retail outlets of many different major franchises. To the extent our competitors spend significantly more than we do in these and other channels we may be at a competitive disadvantage. While we have begun to participate more extensively in these channels, we cannot assure you that our marketing resources will be sufficient for us to continue to compete effectively with our major competitors.

        The number of U.S. households using broadband has grown significantly over the last few years and is expected to continue to grow. Broadband access, which includes cable, digital subscriber lines ("DSL"), satellite and wireless, generally offers users faster connection and download speeds than dial-up access for a higher monthly fee, currently ranging from an estimated $27 to $55 per month. Pricing for broadband services, particularly for introductory promotional periods or for services with slower speeds, has been declining and the pricing gap between broadband and premium dial-up access services has been narrowing. As a result of broadband adoption, the total number of dial-up accounts in the U.S. has declined and industry analysts predict that it will continue to decline. The decline in the size of the dial-up market could accelerate significantly if broadband services become widely available at lower prices or if there is significant consumer adoption of broadband applications, such as online video, telephony and music downloads, which depend upon connections that provide significant bandwidth. In addition, several companies bundle broadband services with their cable or phone services, which may result in lower prices of the broadband service to the consumer. We currently offer a broadband service in Nashville and Indianapolis through Comcast Corporation's cable systems. The service, however, is not value-priced and we have had a minimal number of subscribers sign up for it. While we review the possibility of offering broadband services from time to time, we currently do not plan to offer broadband services on a significant scale, which will adversely impact our ability to compete for new subscribers and to retain existing subscribers.

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

  Competition for Advertising Customers

        We believe that the competitive factors determining success in the market for advertising customers include the size and demographic profile of a user base, the ability to access efficiently a large number of potential advertisers, the ability to target users based on a variety of criteria, pricing and geographic coverage. While we believe that we compete favorably with respect to many of these factors, several of our competitors have an advantage over us with respect to specific factors, particularly size of user base and the ability to access efficiently a large number of potential advertisers. We compete for advertising revenues with major ISPs, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, social networking Web sites, and various other companies that facilitate Internet advertising. Many of these companies have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical and sales and marketing resources than we do. This may allow them to devote greater resources to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. Historically, competition and a slowing of the growth of online advertising have resulted in, and may continue to result in, reductions in the number of advertisers on our services, price reductions and reductions in advertising revenues. We also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets.

We may be unable to grow our revenues.

        Our ability to grow our revenues is primarily dependent upon our ability to increase our pay subscriber base and our average monthly revenue per pay subscriber. Increasing our pay subscriber base involves two components: converting users of our free services to our pay services and gaining new pay subscribers who have not previously used our services. The number of users converting from our free services has, from time to time, decreased and may decrease in the future. As such, our ability to gain new pay subscribers will be dependent primarily on our success in offering our services to users who have not previously used our free services. Our growth in access subscribers, including subscribers to our accelerated services, has been declining. We do not anticipate that we will be able to grow our access subscriber base at the rate we have in certain prior periods, and this base of subscribers, including the number of subscribers using our accelerated services, could decline. The growth in our pay subscriber base may be dependent on our success in marketing new services that we either acquire or develop, such as our premium email and Web hosting services and our stand-alone broadband accelerator product. To the extent we are unable to grow our access subscriber base or successfully market additional services, our pay subscriber base could decline. Even if we are successful in growing our pay subscriber base, our revenues may decrease if our average monthly revenue per pay subscriber decreases.

        Our average monthly revenue per pay subscriber is dependent on a variety of factors including the pricing and success of new pay services and the penetration of these types of services as a percentage of total subscribers; changes in the mix of pay subscribers and their related pricing plans; the use of promotions, such as one or more free months of service, and discounted pricing plans to obtain or retain subscribers; increases or decreases in the price of our services; and the timing of pay subscribers joining and leaving our services during a period. Due primarily to the growth in our accelerated access services, our average monthly revenue per pay subscriber increased significantly from March 2003 through March 2004, but decreased during the last two quarters due to an increase in subscribers to lower-priced services and our increased usage of promotional and discounted pricing plans for our access services. The pricing of our premium email and Web hosting services is below our current average monthly revenue per pay subscriber. The successful marketing of these products would likely cause our average monthly revenue per pay subscriber to decrease further. Pricing pressure due to competition for access subscribers could also cause our average monthly revenue per pay subscriber to decrease. We anticipate that our average monthly revenue per pay subscriber will decrease, at least in the near term. If we are not successful in growing our pay subscriber base or maintaining or growing our average monthly revenue per pay subscriber, our revenues could decrease. A decrease in our revenues could adversely impact our profitability and results of operations.

Our marketing expenditures may decrease and may not be effective in growing our business.

        The success of our business model is predicated upon maintaining a marketing budget that is sufficient to grow our revenues while continuing to increase profitability. Historically, we increased our marketing expenditures quarter to quarter. However, we decreased our marketing expenditures from the June 2004 quarter to the September 2004 quarter and may decrease our marketing expenditures in the future. A reduction in our marketing resources or an allocation of resources to marketing more services may adversely affect our ability to obtain pay subscribers. If our marketing expenditures are not successful in increasing our revenues by increasing our subscriber base or by selling additional services, our business, financial position, results of operations and cash flows could be negatively impacted.

If we are unable to retain users, our business and financial results will suffer.

        Our business and financial results are primarily dependent on the number of users of our services, particularly our pay access services. Currently, an average of four to five percent of our pay subscribers cancel their accounts or have their accounts terminated each month, which we refer to as subscriber churn. We do not include in our churn percentage calculation those subscribers who cancel during the first thirty days of service unless they have upgraded from our free services, although a number of such subscribers may be included in our subscriber count at any given measurement date. We have experienced a higher churn percentage in our access subscriber base using accelerated services than in our subscriber base using only our standard access service, which has resulted in a higher overall churn percentage. We anticipate that we will continue to experience a higher level of churn in our access subscriber base using our accelerated services, which may result in additional increases in our overall churn percentage. This is due, in part, to the relatively shorter time we have been offering accelerated services since, in general, we experience a higher level of churn with respect to new pay subscribers than we do with respect to pay subscribers who have used our service for an extended period of time. The higher level of churn with respect to new pay subscribers makes it particularly difficult to maintain or grow the size of our pay subscriber base following a period in which we obtain a large number of new pay subscribers. If we continue to experience a high level of churn in our subscriber base using our accelerated services, it will make it more difficult to grow or retain the size of that base and it may make it more difficult to grow or maintain the size of our overall pay subscriber base. To increase our pay subscriber base, we must minimize the rate of loss of existing pay subscribers while adding new pay subscribers. If our pay subscriber base grows, we will need to add an increasing number of new pay subscribers both to replace users who cancel their service and to grow our pay subscriber base. If we experience an increased percentage of cancellations per month, or if we are unable to attract new pay subscribers in numbers sufficient to increase our overall pay subscriber base, our business, financial position, results of operations and cash flows will be adversely affected.

        We have experienced an increasing percentage of our new subscribers signing up for our services through our offline distribution channels, primarily Best Buy. If the number of subscribers acquired through Best Buy were to decrease, such decrease could negatively impact our user growth and our results of operations could be negatively impacted.

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

        At September 30, 2004, subscribers to our accelerated services comprised approximately 33% of our total pay subscriber base. These services have been instrumental in increasing our average monthly revenue per pay subscriber and decreasing our cost of billable services as a percentage of billable services revenues. Since we commenced offering these services in early 2003, competition for users of these services has increased and we expect competition to continue to increase. We have experienced decreased growth in subscribers signing up for our accelerated services, and this trend may continue. In addition, a significant portion of our pay subscriber base has already adopted these services, making it more difficult to increase our penetration of these services as a percentage of our subscriber base. Also, these services are relatively new and there can be no assurance that consumers will continue to find these services attractive at current price levels, if at all. We have experienced a higher level of churn with respect to these services than we have experienced with our standard access services and this trend could continue or increase. In addition, because the provision of these services is technologically complex and we license portions of the underlying technology for these services from a single source, any technological problems or problems with our vendor could adversely impact our ability to effectively provide these services to our users. There can be no assurance that we will be able to continue to attract subscribers to these services, that we will not continue to experience higher churn with respect to these services or that we will be successful in maintaining the pricing for these services.

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

        Our marketing activities may be insufficient to increase or maintain the size of our pay subscriber base and may be insufficient to develop or maintain awareness of our services. We could be required to incur significant marketing expenses to maintain or grow our user base or sell additional services to our user base, potentially resulting in increased costs without a commensurate increase in revenues. If our marketing campaigns fail to generate sufficient new users or sell additional services to our users, or if capital limitations or other factors prevent us from implementing marketing campaigns or if we decrease our marketing budget, or if marketing campaigns undertaken by competitors cause attrition in our user base, our business, financial position, results of operations and cash flows could be adversely affected.

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

        Seasonal trends could affect revenues, operating expenses and the rate at which users sign up for our services. Decreased usage during seasonal periods could decrease advertising inventory and adversely impact advertising revenue. While increased usage due to seasonality may positively impact advertising revenue, it would also result in increased telecommunications costs for such period. We have experienced lower usage in the summer months and this trend may continue. We also have experienced a lower rate of people signing up for our services during the spring and summer months when compared to the fall and winter months, and this trend may continue. Because our operating history is limited, it is difficult for us to accurately forecast seasonal trends and plan accordingly. Seasonality may result in significant fluctuations in our results of operations and the number of users signing up for, or accessing, our services.

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

        In September 2001 we completed the Merger, in November 2002 we acquired certain assets of BlueLight's Internet access service and in April 2004 we acquired certain assets of About, Inc.'s Web-hosting business. While the integration of the first two of these acquired businesses is substantially complete, we are continuing the integration efforts associated with the Web-hosting business. Our efforts associated with these acquisitions are ongoing and we cannot assure you that these additional efforts will be completed successfully. We recently signed a definitive agreement to acquire Classmates Online, Inc. The closing of the transaction is subject to a number of customary conditions, including regulatory approval. Even if the transaction is consummated, we cannot assure you that the acquisition will positively impact our business or results of operations. In addition, we have evaluated, and expect to continue to evaluate, a wide variety of potential strategic transactions that we believe may complement our current or future business activities. We routinely engage in discussions regarding potential acquisitions and any of these transactions could be material to our financial condition and results of operations. Acquisitions may not be available at the times or on terms acceptable to us, or at all. Certain acquisitions may require that we obtain additional equity or debt financing, which also may not be available on favorable terms, or at all.

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

  •
  potential impairment of relationships with employees, users, or vendors as a result of changes in management;

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

        Advertising and commerce revenues are intended to be an important component of our strategy and revenue base going forward. Our revenues from advertising have in the past fluctuated, and may in the future fluctuate, due to a variety of factors including, without limitation, changes in the online advertising market, decreases in capital available to Internet and other companies, changes in our advertising inventory and the effect of key advertising relationships.

        A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. In the past, we have experienced a number of situations where significant advertising arrangements were terminated early, were not renewed, were renewed at significantly lower rates or were renegotiated during the term of the arrangement. We derived approximately 47% of our advertising and commerce revenues during the September 2004 quarter from Internet search fees provided through our agreement with Overture. Our agreement with Overture expires in March 2007. The competition among search services is increasing. If there were a significant decrease in search fees from our agreement from Overture, due to users using competitive services or other factors, such decrease would adversely impact our results of operations. Our business, financial position, results of operations and cash flows may be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

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

        Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network and data services we require, and the majority of our telecommunications services is currently purchased from Level 3 Communications LLC and MCI. In light of Level 3 Communications' purchase of Sprint Corporation's wholesale dial-up Internet access business in October, we now rely on fewer vendors to provide the majority of our telecommunications services and such reliance may cause us to be vulnerable to price increases. Furthermore, in the past, several vendors have ceased operations or ceased offering the services we require, causing us to switch vendors. In addition, several vendors are experiencing significant financial difficulties and may be unable to perform satisfactorily or to continue to offer their services. In particular, StarNet, Inc. is in bankruptcy proceedings and MCI and Level 3 Communications have a significant amount of debt obligations. The loss of vendors has resulted, and may in the future result, in increased costs, decreased service quality and the loss of users. In particular, the failure of Level 3 Communications or MCI to continue to provide the scope, quality and pricing of services currently provided could materially and adversely affect our business and results of operations. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Many of our telecommunications providers compete with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, financial position, results of operations and cash flows.

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

        Third parties have asserted claims against us for infringement of their proprietary rights and these claims may be successful. In addition, a number of third parties have claimed to hold patents or other proprietary rights that cover various forms of online transactions, online technology or other technology that may be used in our industry or business. Litigation currently exists between parties unrelated to us regarding certain operating systems used throughout the industry that have been considered open source, and any determination that code previously considered in the public domain is proprietary could result in additional costs throughout our industry. We are currently involved in litigation in which a third party is claiming an aspect of our services infringes its patent, and other claims could be asserted against us based upon our services or technologies.

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

        Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fire, earthquakes, power loss, telecommunications failures, terrorism and similar events. We have experienced situations where power loss and telecommunications failures have adversely impacted our services, although to date such failures have not been material to our operations. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our headquarters in Woodland Hills, California and at facilities in Los Angeles, California; San Jose, California; Ashburn, Virginia and New York, New York. In the past, areas in California have experienced repeated episodes of diminished electrical power supply, or "rolling blackouts." A natural disaster, terrorism, power blackout or other unanticipated problem at our headquarters or at a network hub, or within a third-party network provider's network, could cause interruptions in the services that we provide. Our systems are not fully redundant. Any prolonged disruption of our services due to system failures could result in user turnover and decreased revenues.

Our business could be severely impacted due to political instability in India.

        A significant number of our employees are located in Hyderabad, India and a portion of our outsourced customer service is in Banglore, India. Due to the ongoing political instability between India and Pakistan, it is possible that our Indian operations could be disrupted. We rely on our employees in India for product development, quality assurance and customer support. If communications or personnel are disrupted, it could affect our ability to enhance our products or provide certain types of support to our users.

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

Our stock price has been highly volatile and may continue to be volatile.

        The market price of our common stock has fluctuated significantly since our stock began trading on the Nasdaq National Market in September 2001 and it is likely to continue to be volatile with extreme volume fluctuations. In addition, the Nasdaq National Market, where most publicly held Internet companies are traded, has experienced substantial price and volume fluctuations. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance, and for this or other reasons we could suffer significant declines in the market price of our common stock.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors (the "Consolidated Cases"). Plaintiffs have filed a motion for preliminary approval of a proposed settlement with the issuers and their individual corporate officers and directors, and the underwriters have filed an opposition to such motion.

        On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba "Freewwweb" (the "Debtor"), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno's conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno, and we have reserved $5.5 million in connection with this proceeding. On September 11, 2003, the court issued an order approving the Stipulation of Settlement. The Debtor has filed a motion of appeal of the district court order upholding the decision of the Bankruptcy Court approving the Stipulation of Settlement. The briefs have been filed in the Second Circuit Court of Appeals and the parties are awaiting the scheduling of oral arguments.

        On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff's patent which purports to cover user access to a computer network. An answer and affirmative defenses have been served on behalf of NetZero, Juno and NetBrands. Discovery is continuing and the court has set several dates for the parties to submit briefs on claim construction issues. No trial date has been set.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, our Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005 under the program bringing the total amount authorized under the program to $200 million. At September 30, 2004, we had repurchased $125 million of our common stock.

        Share repurchases executed under the common stock repurchase program at September 30, 2004 were as follows (in thousands, except per share amounts):

Period	Shares Repurchased(1)	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
August 2001	138	$1.67	$9,770
November 2001	469	1.77	8,940
February 2002	727	3.38	6,485
August 2002	288	7.51	27,820
February 2003	193	9.43	26,005
May 2003	281	13.51	22,207
November 2003	2,024	19.76	48,706
February 2004	2,887	16.86	—
May 2004	—	—	100,000
August 2004	2,657	9.41	74,989

Total	9,664	$12.94

(1)
All share repurchases were repurchased as part of a publicly announced program.

ITEM 5. OTHER INFORMATION

        In August 2004, Mark R. Goldston, the Company's Chairman, Chief Executive Officer and President, entered into a trading plan to sell an aggregate of 500,000 shares of the Company's common stock during a period commencing in November 2004 and ending in April 2005. A portion of the 500,000 shares will be sold ratably at market prices twice each month during such period. The shares to be sold will be issued pursuant to the exercise of stock options held by Mr. Goldston. Mr. Goldston does not have any control over the timing of the sales under the plan.

        Mr. Goldston's trading plan is intended to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and complies with the Company's insider trading policy. Except as may be required by law, the Company does not undertake to report plans by other Company officers or directors, nor to report modifications, terminations, transactions or other activities under Mr. Goldston's plan or the plan of any other officer or director.

        As of the date of this filing, Mr. Goldston holds 858,581 shares (250,000 of which are restricted stock that are subject to repurchase by the Company until January 27, 2008) and options to purchase 4,039,457 shares of the Company's common stock at exercises prices ranging from $1.227 to $18.70.

ITEM 6. EXHIBITS

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.3	Form of Option Agreement for 2001 Stock Incentive Plan	X		000-33367	10/27/2004
10.4	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan	X		000-33367	10/27/2004
10.6	United Online, Inc. 2004 Management Bonus Plan		10-Q	000-33367	5/3/2004
10.7	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-K	000-33367	2/5/2004
10.8	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-K	000-33367	2/5/2004
10.9	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-K	000-33367	2/5/2004
10.10	Amended and Restated Employment Agreement between the Registrant and Brian Woods		10-K	000-33367	2/5/2004
10.11	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/27/2004
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/27/2004
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/27/2004
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/27/2004

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 27, 2004.

UNITED ONLINE, INC.

By:	/s/ CHARLES S. HILLIARD Charles S. Hilliard Executive Vice President, Finance and Chief Financial Officer

By:	/s/ NEIL P. EDWARDS Neil P. Edwards Senior Vice President, Finance, Treasurer and Chief Accounting Officer

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.3	Form of Option Agreement for 2001 Stock Incentive Plan	X		000-33367	10/27/2004
10.4	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan	X		000-33367	10/27/2004
10.6	United Online, Inc. 2004 Management Bonus Plan		10-Q	000-33367	5/3/2004
10.7	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-K	000-33367	2/5/2004
10.8	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-K	000-33367	2/5/2004
10.9	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-K	000-33367	2/5/2004
10.10	Amended and Restated Employment Agreement between the Registrant and Brian Woods		10-K	000-33367	2/5/2004
10.11	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/27/2004
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/27/2004
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/27/2004
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/27/2004

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
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX