Form 10-K
period 2004-12-31
UNITED ONLINE INC
filed 2005-03-16
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-33367

UNITED ONLINE, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0575839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
21301 Burbank Boulevard Woodland Hills, California	91367
(Address of principal executive office)	(Zip Code)
(818) 287-3000 (Registrant's telephone number, including area code)
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

        At June 30, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the last reported sales price of the registrant's common stock on such date reported by the Nasdaq National Market, was $1,075,067,572 (calculated by excluding shares beneficially owned by directors and officers).

        At March 9, 2005, there were a total of 60,591,925 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this annual report, to the extent not set forth herein, is incorporated herein by reference to the registrant's definitive proxy statement relating to the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year.

UNITED ONLINE, INC.
INDEX TO FORM 10-K
For the Year Ended December 31, 2004

        In this document, "United Online," the "Company," "we," "us" and "our" refer to United Online, Inc. and its wholly-owned subsidiaries.

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as "anticipate," "expect," "intend," "plan," "believe," "may," "will" or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the markets in which we compete, our pay accounts and subscriptions, our product and service offerings, the advertising market, operating expenses, operating efficiencies, revenues, capital requirements and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in this Annual Report on Form 10-K and our other filings with the SEC set forth some of the important risk factors that may affect our business, financial position, results of operations and cash flows. Statements indicating factors that we believe may impact our results are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

ITEM 1. BUSINESS

OVERVIEW

        We are a leading provider of consumer Internet subscription services through a number of brands, including NetZero, Juno, and Classmates Online. Our pay services include dial-up Internet access, community-based networking, personal Web-hosting, and premium email services, among others. We also offer, at no charge, advertising-supported versions of certain of our services. In addition, we offer marketers a broad array of Internet advertising products, including online market research and measurement services.

        At December 31, 2004, we had approximately 4.8 million pay accounts representing approximately 6.0 million total subscriptions, and approximately 15.2 million active accounts. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our pay services. "Active" accounts include total pay accounts as well as free users who have logged onto our access, community-based networking or email services during the preceding 31 days. Active accounts also include those free hosted Web sites that have received at least one visit during the preceding 90 days.

        United Online is a Delaware corporation that commenced operations in 2001 following the merger of Internet access providers NetZero, Inc. and Juno Online Services, Inc. (the "Merger"). During 2004, we completed the acquisitions of Classmates Online, Inc. ("Classmates"), a leading provider of community-based networking services, and the Web-hosting and domain name registration business of About Web Services, Inc. Our corporate headquarters are located in Woodland Hills, California.

Consumer Brands and Services

        We offer a variety of consumer Internet services under a number of brands, both free of charge and subscription-based, which include the following:

        Internet Access:    NetZero, Juno and BlueLight Internet;

        Community-Based Networking:    Classmates, StayFriends and Klasstraffen;

        Web Hosting:    FreeServers, 50megs, Bizhosting and Global Servers; and

        Premium Email:    NetZero MegaMail, Juno MegaMail and EmailMyName.

Internet Access

        Our standard pay access services include Internet access and an email account and are offered through various pricing plans, generally $9.95 per month. We also offer "accelerated" access services, generally for an additional $5.00 per month, or a total monthly charge of $14.95. Our accelerated access services utilize compression, caching and other technologies that reduce the time for certain Web pages to download to users' computers when compared to our standard access services. The price for our accelerated access services also includes certain additional benefits such as pop-up blocking capabilities and enhanced email storage when compared to our standard services. Internet access comprised approximately 3.1 million of our pay accounts at December 31, 2004, of which approximately 36% also subscribed to our accelerator services. We count a subscriber to our accelerator services as one pay account and two subscriptions, one for the Internet access and another for the accelerator. The NetZero and Juno pay access services differ from their respective free access services in that the hourly and certain other limitations set for the free services do not apply. In addition, the free access services incorporate certain advertising initiatives, including a persistent advertising banner, not present on the pay services. We do not offer free access services under the BlueLight brand. Our access services are available in more than 8,200 cities across the United States and Canada.

Community-Based Networking

        Connecting millions of users primarily across the United States and, to a lesser extent, Canada, Germany and Sweden, our community-based networking services provide a platform to acquire, organize and present user-generated content. Membership in our networking service is free and allows users to post a personal profile, access and search our database of other registered members and conveniently search and review personally relevant online communities from school, work and the military. Our pay service also enables subscribers to communicate with other members and is offered through various pricing plans, generally $39.00 per year or $15.00 for three months. Our community-based networking properties also contain several advertising initiatives throughout their Web sites.

Web Hosting

        Our Web-hosting services, which include domain name registration services, are offered through various pricing plans, generally $7.99 per month. Our pay Web-hosting services differ primarily from our free Web-hosting services in that the free service requires the Web site to incorporate advertising placements.

Premium Email

        NetZero and Juno offer premium email services with expanded features and storage capabilities through various pricing plans, generally $9.95 per year. We also offer personalized, vanity email services with enhanced features and storage for $1.99 per month.

Advertising Services

        We connect advertisers to consumers through a variety of online marketing properties integrated throughout our services. Our advertising and e-commerce products include a broad range of targeting techniques for online advertising, email campaigns, start-page placements and channel sponsorship opportunities, and the ability to deliver video commercials online. We also provide consumers convenient access to third party Internet search services throughout many of our Web properties and services and generate a significant portion of our advertising and commerce revenues from our users utilizing such search services. In addition, we offer advertisers sophisticated market research capabilities through our CyberTarget Division, which can design and execute customized, real-time market research in an Internet environment and help advertisers better understand their target audience.

INDUSTRY BACKGROUND

Internet Access

        Analysts' estimates indicate that, as of the end of 2004, approximately 73 million U.S. households had some form of Internet access, representing about 70% of U.S. households. Of these "Internet households," analysts' estimates indicate that approximately 45 million use dial-up access, 27 million use broadband access and a small percentage use both dial-up and broadband. The number of households using broadband has grown significantly over the last few years, while the number using dial-up has declined. This decline has resulted primarily from users of premium-priced dial-up access migrating to broadband services. Additionally, there has been a migration of premium-priced dial-up users to value-priced services, like those offered by United Online. Although long-term projections vary greatly, most analysts expect these trends to continue.

        There are several thousand dial-up access providers in the U.S., with a small number of nationwide providers dominating the competitive landscape. The top four providers, including United Online, currently account for a significant majority of the U.S. dial-up market. All of these providers, except United Online, offer premium-priced services as their primary offering, and two of them, America

Online ("AOL") and EarthLink, have also begun marketing value-priced access services through alternative brands. Providers of broadband access, which includes cable, digital subscriber lines ("DSL"), satellite and wireless, generally offer users faster connections and download speeds than dial-up for higher prices. It has been estimated that, as of early 2004, the average pricing for broadband was approximately $44 per month. However, broadband pricing has been declining and a number of providers offer much more aggressive pricing and discounted packages, particularly when their access offerings are combined with other services including telephone and television. As the Internet evolves, many analysts believe that the convergence of data, voice and video services, among others, will increasingly differentiate broadband from dial-up beyond just faster connection speeds. These trends, along with changes in broadband pricing, will have a significant impact on the rate of broadband adoption in the future and the rate of decline of the dial-up market.

        Monthly standard pricing for unlimited dial-up Internet access generally ranges from approximately $7 to $24 per month. Providers distinguish their offerings through a variety of factors. The major premium-priced offerings generally provide, among other features, some or all of the following at no additional cost: telephone technical support, proprietary content, parental controls, spam controls, pop-up blocking capability, multiple account names and email addresses, enhanced email storage, virus protection, firewalls, spyware protection, and accelerator functionality. Accelerator functionality enables users to view certain Web pages more quickly, but it does not offer a faster connection or improve download speeds. In contrast, most of the value-priced offerings offer none or only a few of these features as part of their standard offering and charge an additional fee for specific features. In particular, many major value-priced providers, including United Online, charge an additional fee for accelerated dial-up, with $5 being a typical price point. However, AOL's Netscape subsidiary recently began marketing accelerator at no extra charge with their $9.95 per month standard access service, and a number of smaller providers are also incorporating accelerator into their standard offering at a similar price.

        Competitive pressures from both broadband and value-priced services have resulted in significant declines in subscribers to premium-priced dial-up access services. In response, premium-priced services have become increasingly aggressive in both introductory offers and in pricing concessions to obtain and retain subscribers, with some services offering up to six months free in particular market channels. In addition, providers are including enhanced features in their premium-priced services at no additional cost, and AOL and EarthLink, through their Netscape and People PC subsidiaries, have become much more aggressive in marketing their value-priced services. While we believe that the value-priced dial-up access segment will continue to grow in the near term, future declines in broadband pricing, declines in pricing for premium-priced offerings, and enhanced functionality of premium-priced offerings could slow the growth of the value-priced segment, increase the pressure of add-on pricing for accelerator or other services, or cause the segment to decline in the future. These factors could also result in price declines in the value-priced segment, as well as increased use of free months and other discounts.

        We believe that future growth of value-priced dial-up access will depend largely on continued consumer price sensitivity as well as from potential changes in user demographics. It is estimated that a significant majority of U.S. dial-up households currently subscribe to dial-up services priced above $15 per month. We believe that the future growth of value-priced dial-up access will be driven, in part, by subscribers of premium-priced services continuing to switch to lower-priced services. We also believe an increase in lower-income households accessing the Internet, where penetration rates have historically been lowest, will also contribute to growth of the value-priced segment. Based on U.S. Census data for 2003, less than 46% of U.S. households making under $35,000 per year had Internet access, whereas Internet penetration in households making more than $100,000 per year was over 90%. We believe these trends, combined with declining average pricing for personal computers, position the value-priced dial-up access segment to grow and increase its share of the U.S. Internet access market, at least in the near term.

Online Relationships Market

        Classmates is part of the "online relationships market," which is based on user-generated content and includes personals, dating services and community-based networks. The online relationships market serves consumers who are seeking to create and strengthen relationships with friends, relatives, and acquaintances with common interests or past experiences, and potential romantic partners, or advance their careers through business networking. A recent survey estimated that one-third of Internet users have expressed a strong interest in social and business networking, and we believe that Classmates' business effectively serves a segment of these interests. It is estimated that the online relationships market represented a $537 million market in 2003.

        We believe that consumer interest in the online relationships market will be fueled by a number of factors, including increased willingness of consumers to purchase online content, increased consumer awareness of the types of services offered within the online relationships market, and a continued influx of new potential subscribers. There are several trends that we believe could indicate growth opportunities for the segment of the online relationships market in which Classmates participates, including a continual stream of graduates from high schools and colleges. The number of high school students graduating annually in the U.S. is expected to increase from 2.9 million in 2001 to 3.2 million by 2013. Population relocation could also contribute to consumer demand for community-based networks like Classmates. It is estimated that 2.6 million businesses and 41 million people relocate annually within the U.S. and that Americans change jobs an average of eleven times during their lives.

        We believe that the online relationships market presents an attractive growth opportunity, both domestically and internationally, and that the addition of Classmates to our family of consumer Internet services positions United Online to capitalize on that opportunity.

Consumer Internet Services Strategy

        Through 2003, virtually all of United Online's operations were focused on providing value-priced dial-up Internet access services in the U.S. and Canada. While we believe that value-priced access will continue to be a growth segment of the domestic Internet market, competitive factors have recently impacted our ability to grow our revenues in this segment. While we intend to continue to focus our efforts on attempting to grow our Internet access business, we also believe that non-access consumer Internet services present new opportunities to expand our business. As such, during 2004 we began to diversify our business beyond dial-up access through the acquisition of a Web-hosting business and through the acquisition of Classmates. We also developed and launched other new non-access services, including our premium email and premium content services. Additionally, with the recent recovery and growth of Internet advertising, we have begun to focus additional resources toward addressing the online advertising market.

        We believe our assets and core competencies, including our brands, consumer and advertiser relationships, customer billing relationships, technologies, database capabilities, internal network infrastructure and personnel, can be leveraged to develop or acquire, market and grow a variety of non-access related services. As such, we actively review a variety of businesses, product lines and technologies which we believe may provide us with the opportunity to leverage our assets and core competencies or which may otherwise be complementary to our existing businesses. In general, we have focused our attention on consumer offerings that are billed and delivered over the Internet and which are recurring subscriptions, although we may pursue opportunities that do not involve these characteristics such as advertising-supported business models. We recently announced our intention to offer a voice over Internet protocol ("VoIP") telephony service by the end of 2005. While we believe that expanding our business into additional non-access Internet services will effectively utilize our existing resources and broaden our market opportunity, we cannot assure you that we will be successful in developing or acquiring new service offerings, or that any new offerings acquired or developed will be commercially successful.

SOURCES OF REVENUE

        We generate revenue from billable services and advertising and commerce transactions.

Billable Services Revenues

        In general, we charge our pay accounts in advance of providing a service, which results in the deferral of billable services revenue to the period in which the services are provided. We have experimented with a variety of pricing plans, both in connection with offers extended to some of our existing accounts and through external marketing channels. We may continue testing a variety of pricing plans in the future to determine their impact on profitability, pay account acquisition, conversion rates of free accounts to pay accounts and retention rates. We intend to regularly evaluate the desirability and effectiveness of our pricing plans and may, in the future, make changes to these plans. We may also offer additional fee-based products and services as well as a wide range of discounted metered plans and promotions, such as one or more free months of service or discounted rates for an initial period or an extended commitment.

Advertising and Commerce Revenues

        We are able to designate the initial Web site displayed to users of our access services during an Internet session. This Web site, or "start page," displays sponsored links to a variety of content, products and services, including Internet search. In addition, a significant portion of the Web pages for our free community-based networking and consumer Web-hosting services are dedicated to advertising partners. We also display a toolbar on access users' screens throughout their online access sessions that is always visible regardless of the particular Web site they visit. The toolbar contains Internet search functionality and a variety of buttons, icons and drop-down menus. On our free access services, the toolbar is larger than on our pay access services and also contains banner advertisements. We generate revenues from the start page and the toolbar by displaying, or users clicking on, banner, text-link and other advertisements that are linked to advertisers' and sponsors' Web sites, or by users utilizing functionality offerings such as Internet search services.

        We also generate advertising and commerce revenues by users clicking on, or by displaying, rich media advertisements in a small window on the computer screens of certain access users while they initially make a dial-up Internet connection and immediately prior to terminating their connection; by delivering email messages on behalf of advertisers or by users clicking on such messages and being referred to sponsors' Web sites; by enabling customer registrations for partners; and by providing third parties with data analysis capabilities and other market research services, such as surveys and questionnaires.

MARKETING AND NEW ACCOUNT ACQUISITION

        Our marketing efforts are focused primarily on attracting free and pay accounts, building our brands and up-selling existing free accounts and pay accounts to new and additional pay services. These efforts include television, Internet, sponsorships, radio, print and outdoor advertising as well as a variety of distribution initiatives with partners including retailers, personal computer manufacturers and software providers. We also devote a significant portion of our own advertising inventory to up-sell and cross-sell our pay services. Our internal marketing resources consist of marketing management, media, creative services, Web development, strategic alliance and business development personnel. We produce a significant amount of our marketing materials in-house, using state-of-the-art design computers and graphics program techniques.

        In addition to our traditional marketing activities, we view our free services as an effective component of our pay account acquisition strategy. While we have not spent significant marketing resources on our free access services since the Merger and have experienced a decrease both in our active free access account base and in the number of people signing up for free access services, our free access account base continues to be a significant source of new pay access accounts. Our active free access account base and the number of users who convert from our free access services to our pay access services may continue to decrease, particularly if we do not actively promote our free access services or if we impose additional limitations on our free access services in the future.

        We also view our free community-based networking and consumer Web-hosting services as important sources of pay subscribers. We seek to up-sell the free account bases of these services to pay versions of each service, as well as to Internet access and other pay services. Our marketing efforts to date for community-based networking and consumer Web hosting have been comprised almost entirely of Internet advertising and paid search.

        We use a variety of marketing channels to promote our pay access services. Prospective users can obtain the software necessary to run our access services by either downloading it from the Internet or by using a compact disc ("CD") to install it on their computers. Our traditional marketing activities are designed to drive prospective accounts to either visit our main Web sites and download our software, to call our toll free numbers to purchase our services or order a CD containing our access software.

        We have also entered into a variety of distribution relationships where third parties assist in the marketing of our software and services. Such arrangements include distribution of our Internet access software on CDs at retail locations, the preloading of our software on personal computers and partner CDs, and links to our services on partner Web sites. In most cases we pay a per pay account acquisition fee to these distributors. We intend to continue to evaluate and engage in a variety of distribution channels to enable us to make our services better known and available to a large population of potential users.

SALES OF ADVERTISING INVENTORY

        We have an internal sales force dedicated to selling our Internet advertising products and services. While we derive a significant portion of our advertising revenues from transactions directly with advertising customers, we also sell a portion of our advertising inventory through wholesale resellers. We have an agreement with Yahoo's Overture subsidiary to place search boxes and links to their search services on certain of our Web properties, and substantially all of our search revenues are derived from this agreement. We have an advertising operations group that works with our sales force to serve and monitor the performance of all of our advertising inventory. In addition, we allocate a portion of our advertising inventory for the purpose of marketing and selling our own services.

BILLING

        The vast majority of our pay accounts pay for our services in advance with a credit card. Other payment options for some of our pay services include electronic check payment, or "ACH", personal check or money order, or via their local telephone bill. Pay access accounts that elect to pay with a personal check or money order are not provisioned until their payment is received and they are required to sign-up for one of our prepaid multi-month billing plans. Fees charged to accounts for live telephone technical support are generally billed to a credit card and are charged on a per-minute basis.

        We utilize a combination of third-party and internally developed software applications for customer billing. Customer billing is a complex process and our billing systems must efficiently interface with third-parties' systems, such as our credit card, ACH and telephone bill processors' systems. Our ability to accurately and efficiently bill and collect payment from our accounts is dependent on the successful operation of our billing systems and various third-party processors. In addition, our ability to offer new pay services or alternative payment plans is dependent on our ability to customize our billing systems.

CUSTOMER SUPPORT AND RETENTION

        Our customer relationship management and support infrastructure includes employees at our facilities in Hyderabad, India; Renton, Washington; and Orem, Utah. However, we outsource substantially all of our telephone support to a third party. We offer a variety of online and offline "self-help" tools for our access services, including our offline "Quick Help" software that is loaded onto a user's computer when the access service is initially installed. This tool can be accessed without connecting to our access services and provides valuable troubleshooting for connection-related inquiries. Our Web site, automated email response system and self-help tools are all designed to provide comprehensive tutorials, advice, tips, step-by-step solutions and answers to many frequently asked questions. These self-help tools are also designed to assist users in updating and verifying billing information, downloading and operating our software and setting up their email accounts. In addition, we provide traditional email support where our personnel generally respond to users within a day of receiving an inquiry.

        We offer live telephone technical support for our access services billed on a per-minute basis and telephone billing support for free. We monitor the effectiveness of our user support functions and measure performance metrics such as average hold time and first call resolution and abandonment rates. Communications with accounts are logged and categorized to enable us to recognize and act on trends. An internal quality assurance team monitors the performance of our vendors and provides feedback to improve their skills and establish consistency throughout our customer support functions.

TECHNOLOGY

        Our access services are provided through a combination of internally developed and third-party software, industry standard hardware and outsourced network services. We have developed software to enhance the functionality of certain components of our services, including connectivity, Web services, billing, email, customer support and targeted advertising. We maintain data centers in multiple locations around the country with, in many cases, redundant systems to provide high levels of service availability and connectivity. We host the majority of our data center services in third-party co-location facilities and outsource all of our bandwidth and managed modem services.

        In order to utilize our access services, accounts are required to install our access client software onto their computers. This software allows us to manage and enhance connection quality, deliver important messages and upgrade accounts with new features and functionality. We also use our client software to collect important data regarding the quality of access connections so that we can quickly resolve network problems that may occur. The client software also contains our internally developed "autodialer" technology that presents accounts with a list of telephone numbers for their area and helps to ensure they are connected to a cost-effective and reliable network. Our client software also enables us to deliver targeted advertising and collect other data.

        One key feature of our access client software is the initial download size. We have developed an initial client application that can download to a computer in less than two minutes over a standard dial-up connection. Once installed, a user can create an account with us and connect to the Internet. The remaining portion of our client software is, in certain cases, downloaded to the computer over time during future Internet sessions. Our access client software currently operates on the Windows 95, Windows 98, Windows 2000, Windows ME, Windows XP, Windows NT 4.x, Mac OS IX and X and Lindows operating systems. Our accelerator client software currently operates on each of these platforms with the exception of Mac OS IX and X and Lindows operating systems.

        Another major component of our access technology is our server software, written primarily in the Java and C++ development languages, which consists of a group of software applications running on multiple servers that manage each user's account and online sessions. Our server software interacts with the access client software to send and receive information such as authentication data, telephone lists, advertisements and usage data. Database servers store session information, account information and advertisement data. Advertisement targeting servers manage advertising inventory and determine which advertisements accounts will view and which will be downloaded to computers during online sessions. Other major server software systems include our email server software, our accelerated dial-up services server software and our billing server software.

        We license a number of our software applications and components. Our principal billing system is based on a software application that is licensed from Portal Software, Inc. and our customer support system utilizes a software application that is licensed from Remedy, a BMC Software, Inc. company. The majority of our database systems run on Oracle database applications and we use Oracle financial and human resources management applications for internal administrative purposes. We license Sun Microsystem's Java technology for our client and server software applications. Our accelerator services use software technology components licensed from SlipStream Data Inc. These licenses generally have terms ranging from at least three additional years to perpetual.

        Support for our community-based networking business and its Web services is provided by a combination of open source, internally developed, and licensed software. One of the principal internally developed applications uses Art Technology Group's Dynamo software environment, which we license. Internally developed software is principally written in C++ and, in some cases, Perl. Billing is done by internally developed software. Web pages are served via the Apache open source software system. User information is stored in an Oracle database, which is also used to support Web sites, target advertising, and prepare email campaigns.

PROPRIETARY RIGHTS

        Our trademarks, patents, copyrights, domain names and trade secrets are important to the success of our business. We principally rely upon patent, trademark, copyright, trade secret and contract laws to protect our proprietary technology. We have filed numerous patent applications relating to a variety of business methods and technologies. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and distribution of, our technologies, documentation and other proprietary information. We consider our NetZero, Juno and Classmates trademarks to be very valuable assets, and we have registered all of these trademarks in the United States and certain of them in some other countries.

COMPETITION

Internet Access Competition

        Competition in the Internet access market is intense. We compete with established online service and content providers such as AOL, AOL's Netscape subsidiary and MSN; independent national ISPs such as EarthLink and its PeoplePC subsidiary; companies combining their resources to offer Internet access in conjunction with other services such as Yahoo! and SBC Internet Services, and AOL and Walmart.com; national communications companies and local exchange carriers such as AT&T WorldNet, Qwest Communications International, Inc. and Verizon; cable companies such as Comcast Corporation, Cox Communications, Inc., Charter Communications, Inc. and Adelphia Communications Corporation; local telephone companies; and regional and local commercial ISPs.

        We believe that the primary competitive factors determining success in the market for Internet access users include price, speed, a reputation for reliability of service, effective customer support, ease of use and reliability of software, geographic coverage and scope of features. Other important factors include a company's ability to dedicate significant resources to market its services, a company's ability to develop and introduce new features and services, and general economic trends affecting the industry. While we believe that we compete favorably with respect to price and many of these other factors, many of our competitors have an advantage over us with respect to specific factors, particularly customer support and scope of features.

        The number of U.S. households using broadband has grown significantly over the last few years and is expected to continue to grow. Broadband access, which includes cable, DSL, satellite and wireless, generally offers users faster connection and download speeds than dial-up access for a higher monthly fee, currently ranging from an estimated $27 to $55 per month, although offers for promotional periods have been as low as $10 per month. Pricing for broadband services, particularly for introductory promotional periods, services bundled with cable and telephone services, and services with slower speeds, has been declining and the pricing gap between broadband and premium dial-up access services has been narrowing. As a result of broadband adoption, the total number of dial-up accounts in the U.S. has declined and industry analysts predict that it will continue to decline. The decline in the size of the dial-up market could accelerate significantly if broadband services become widely available at lower prices or if there is significant consumer adoption of broadband applications, such as online video, telephony and music downloads, which depend upon connections that provide significant bandwidth. We currently offer a broadband service in Nashville and Indianapolis through Comcast Corporation's cable systems. The service, however, is not value-priced and we have had a minimal number of subscribers sign up for it. While we review the possibility of offering broadband services from time to time, we currently do not plan to offer broadband services on a significant scale, which will adversely impact our ability to compete for new subscribers and to retain existing subscribers.

        Our success historically has been based on offering dial-up Internet access services at prices below the standard monthly pricing of the premium dial-up services of most of our major competitors. Competition from broadband providers and value-priced providers such as United Online has resulted in significant declines in the number of subscribers to premium priced dial-up services over the last few years. In response to this competition, many competitors have engaged, and are likely to continue to engage, in more aggressive pricing of their dial-up services under their premium-priced brands to obtain and retain users, such as offering up to six free months of service or extended periods of free or discounted pricing. AOL, through its Netscape subsidiary, EarthLink, through its PeoplePC subsidiary, and a number of small providers now offer value-priced services at prices similar to our prices and which are, in some cases, priced below the prices of our services. Partially in response to this competition, we have become more aggressive in offering discounted services and one or more free months of services in order to obtain and retain pay access accounts. Despite these measures, our growth in pay access accounts was limited during the June and September 2004 quarters and our number of access accounts declined in the December 2004 quarter. We believe increased competition, including pricing competition, has adversely impacted our ability to obtain new pay access accounts and to retain our existing accounts, is likely to adversely impact our ability to maintain or grow our pay access account base in the future and may make it more difficult to maintain the current pricing of our services.

        Price competition is particularly relevant to our ability to maintain or grow our accelerator subscription base. A significant portion of our growth in revenues and profitability since early 2003 has been attributable to new subscribers to our accelerator services. When we began offering this service in early 2003, many of our competitors either did not offer a similar service or charged substantially more than we charge for a similar service. Since that time, most of our competitors have started offering a similar service, and several competitors have either decreased their price for these services or have bundled these services into their premium services with no additional fee. Many competitors now market these services as a feature of their value-priced services at no additional cost and these services are now offered, in certain cases, at a price point similar to or lower than our standard price. In particular, Netscape recently began including accelerator functionality in their standard $9.95 offering and PeoplePC has offered their accelerator service combined with their standard value-priced offering at $7.97 per month for introductory periods of up to six months. Increased competition for subscribers to accelerated services could adversely impact our ability to grow or maintain our accelerator subscription base, or could cause us to lower or eliminate our pricing for these services, which would adversely impact our revenues and profits. The growth in the number of subscriptions to this service has been decreasing and is likely to continue to decrease. We cannot assure you that we will be able to continue to maintain or grow our accelerator subscription base at current price levels, or at all.

        Premium-priced Internet access services, in general, include a much wider variety of features than are included in value-priced services, and providers of premium-priced services continue to enhance the features of their offerings in response to competition from broadband and value-priced providers. In particular, many premium-services include at no additional charge telephone technical support, proprietary content, parental controls, multiple accounts and email addresses, increased email storage, virus protection, firewalls, spyware protection and accelerated dial-up functionality. Some providers of value-priced offerings are also incorporating certain of these features into their offerings either at no charge or for an incremental fee. While we offer some additional features to users at no charge or for an incremental fee, we do not offer the range of features included in premium-priced services and, in some cases, included in value-priced services. In particular, we do not offer our own proprietary content. In addition, the incremental fees that we charge for certain features are, in some cases, higher than the incremental fee, if any, charged by other value-priced providers for comparable features. Our decision not to offer a broader variety of features and our charges for additional services or features, particularly accelerated functionality and telephone technical support, may adversely impact our ability to compete and undermine our position as a value-priced provider.

        Many of our competitors have significantly greater brand recognition than we do and spend significantly more on marketing their services than we spend. As a result, we have not participated as extensively as our major competitors in a variety of large distribution channels, such as being pre-bundled on branded computers or being offered at retail outlets of many different major franchises. To the extent our competitors spend significantly more than we do in these and other channels, we may be at a competitive disadvantage. We cannot assure you that our marketing resources will be sufficient for us to continue to compete effectively with our major competitors.

        We expect competition for pay access accounts to continue to intensify and cannot assure you that we will be able to compete successfully. Our inability to compete effectively could require us to make significant revisions to our services and pricing strategies, which could result in increased costs, decreased revenues and the loss of pay access accounts, all of which could materially and adversely impact our financial condition, results of operations and cash flows.

Classmates Competition

        Competition for subscribers in the online relationships market is intense and rapidly evolving. Classmates competes directly against a small number of companies, including Reunion.com and Monster.com's Military.com service, offering similar online social networking services based on work, school and military communities. Classmates also competes directly with many schools, employers, websites, and associations that maintain their own Internet-based alumni information services. In addition to this direct competition, Classmates competes for subscribers with companies offering a wide variety of social networking services including Web portals such as Yahoo! and MSN that maintain chat rooms and other community-based Web sites and personal networking communities such as Friendster and Myspace. Many of these companies offer a wide variety of services in addition to their social networking services, which may provide them with a competitive advantage in obtaining and retaining subscribers. Many consumers maintain simultaneous relationships with multiple communities, including Internet alumni networks and offline associations, and can easily shift their interest or their spending from one online or offline provider to another. Competitors may be able to launch new businesses serving various communities at relatively low cost. Competitors may be able to hold themselves out as specialists in single communities, making them more appealing to consumers or giving them a perceived competitive advantage. In addition, many social networking services are free or only require payment if certain additional functionality is desired by the user. The continued prevalence of free services could adversely impact our ability to market both our free and pay services.

        We believe that the primary competitive factors determining success in the online relationships market include price; the size and demographics of the user base; the ability to attract users who will be of interest to other users; the availability, type and scope of user-generated content on the Web site; scope of services offered; the ease with which users can identify and communicate with other users with particular interests or backgrounds; and a company's ability to dedicate significant resources to market its services. We believe that we compete favorably with respect to most of these factors.

        Many competitors in this market have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, Classmates has relied extensively on Internet advertising through portals and other Internet service providers, including AOL, MSN and Yahoo!, to grow its base of free and pay accounts. A number of these companies are competitors of United Online with respect to Internet access and other services, and they may not be willing to retain the same advertising relationship going forward. To the extent we are not able to maintain advertising relationships with these companies, our ability to obtain new Classmates' pay and free accounts would be adversely impacted.

Competition in Additional Service Markets

        One element of our strategy is to offer a variety of subscription services in addition to Internet access and community-based networking services. We currently offer Web-hosting and domain registration services, as well as standalone premium email services, a broadband accelerator product and prepackaged premium content offering. While these services do not generate a significant portion of our revenues, we are actively investing substantial resources in certain of these services. Competition for users of premium email services is intense. The companies we compete with for Internet access subscribers also compete with us for subscribers to email services. In addition, a number of companies, including Yahoo!, MSN and Google, offer premium email services, in certain cases, for free. The market for premium email services is evolving at a rapid pace and we cannot assure you that our offerings will be competitive or commercially viable. While the personal Web-hosting business is fragmented, a number of significant companies, including Yahoo!, currently compete actively for these users. In addition, the personal Web-hosting industry is very application specific, with many of the competitors focusing on specific applications, such as photo sharing, to generate additional users. We cannot assure you that our premium email offerings or our Web-hosting offerings will be competitive or will generate growth in pay accounts.

        In addition, we have evaluated, and expect to continue to evaluate, the development or acquisition of new subscription services. New services may subject us to competition from companies that have more experience with such services, more established brands, and greater financial, marketing and other resources to devote to such services. For example, we intend to develop a new consumer VoIP telephony service. The market for consumer telephone services is extremely competitive and the emergence of VoIP based services will result in increased competition. If we were to offer a VoIP service, our competitors would include established telecommunications and cable companies as well as a number of new companies that offer VoIP based services as their primary business. We cannot assure you that our new services will be competitive or will generate growth in pay accounts.

Competition for Advertising Customers

        We are dependent upon advertising revenues for a significant portion of our revenues and profits. We compete for advertising revenues with major ISPs, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, social networking Web sites, and various other companies that facilitate Internet advertising. Many of our competitors have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical and sales and marketing resources than we do. This may allow them to devote greater resources to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. We also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets. In certain instances, we generate advertising revenues from companies who are also our competitors. In particular, we generate significant advertising revenues from Overture. Overture is a subsidiary of Yahoo! and we compete directly with Yahoo! for Internet access, email and Web-hosting subscribers and indirectly for subscribers to our social networking services. To the extent competitors who are also sources of significant advertising revenue cease to do business with us, our revenues and profits could suffer.

        We believe that the primary competitive factors determining success in the market for advertising revenues include the size and demographics of the user base, the ability to efficiently service a large number of advertisers; price and scope of advertising products, the ability to demographically or geographically target users and the reputation and reliability of the underlying service. While we compete favorably with respect to many of these factors, certain of our competitors have an advantage over us with respect to specific factors, particularly the size of user base and ability to efficiently service a large number of advertisers.

PRIVACY POLICY

        We believe that issues relating to the privacy of Internet users and the use of personal information about these users are critically important as commercial uses of the Internet grow. We have adopted and disclosed to our accounts detailed policies outlining the permissible uses of information about users and the extent to which such information may be shared with others. Our users must acknowledge and agree to these policies when registering to use our services. We do not sell or license to third parties any personally identifiable information of users unless they specifically authorize us to do so. However, we use information about our users to improve the quality of our services and the effectiveness of advertising by our advertising customers.

SEASONALITY

        We have experienced seasonal trends in connection with our access services. In general, we have experienced increased Internet usage and increased pay access account subscriptions in the fall and winter when compared to the summer. These trends have had some impact on our advertising revenues, with lower revenues in periods of lower usage, and on our cost of billable services, with telecommunications cost per user lower in periods of lower usage. We do not know if these seasonal trends will continue.

INTERNATIONAL OPERATIONS

        We have foreign operations in India, Sweden and Germany. We have a significant number of employees located in our India office. Our operations in India primarily handle email customer support, product development and quality assurance. A portion of our outsourced customer support is also based in India. Our operations in Sweden and Germany provide community-based networking services similar to those provided by Classmates. The revenues generated by our operations in Sweden and Germany constitute a very small portion of our total revenues and we do not generate revenues directly from our operations in India. We are dependent, however, upon our internal and outsourced operations in India, and our product development, customer support and quality assurance operations would be severely disrupted if telecommunications issues, political instability or other factors adversely impacted these operations or our ability to communicate with these operations. Any disruption that continued for an extended period of time would likely have a material adverse effect on our ability to service our customers and develop our products since it would take a significant period of time to transition these operations internally or to an outside vendor. If we were to cease our operations in India and transfer these operations to another geographic area, such change could result in increased overhead costs, which could materially and adversely impact our results of operations.

EMPLOYEES

        At December 31, 2004, we had 742 employees, 569 of which were located in the United States, 170 of which were located in Hyderabad, India and 3 of which were located in Europe. We had 374 employees in product development, including all employees located in our Hyderabad office, 153 employees in general and administrative, 139 employees in sales and marketing, and 76 employees in network operations. None of these employees is subject to a collective bargaining agreement, and we consider our relationships with employees to be good.

AVAILABLE INFORMATION

        Our corporate Web site is www.untd.com. On this Web site, we make available, free of charge, our annual, quarterly and current reports, changes in the stock ownership of our directors and executive officers, and other documents filed with, or furnished to, the SEC as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC.

        The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically at www.sec.gov.

ITEM 2. PROPERTIES

        We currently maintain the following principal facilities:

Facilities	Location	Approximate Square Feet	Lease Expiration
Principal executive and corporate offices	Woodland Hills, California	112,000	2014
Operations facility	Renton, Washington	61,000	2009
Customer support and technology facility	Hyderabad, India	28,000	2005, 2006
Operations and technology facility	New York, New York	23,000	2010
Operations facility	Orem, Utah	8,000	2007

        Our corporate headquarters are located in Woodland Hills, California, and we also maintain offices in Renton, Washington; New York, New York; San Francisco, California; Orem, Utah; Hyderabad, India; Munich, Germany; and Järfälla, Sweden. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate any physical expansion of our corporate and operations facilities, customer support and technology centers or for any additional sales offices.

ITEM 3. LEGAL PROCEEDINGS

        On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. In a court order dated February 15, 2005, the Court granted preliminary approval of the issuer defendants' proposed settlement.

        On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba "Freewwweb" (the "Debtor"), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno's conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno, and we have reserved $5.5 million in connection with this proceeding. On September 11, 2003, the court issued an order approving the Stipulation of Settlement. The Debtor has filed a Notice of Appeal of the district court order upholding the decision of the Bankruptcy Court approving the Stipulation of Settlement in the Second Circuit Court of Appeals. The appeal was argued on March 8, 2005 and the parties are awaiting a decision from the court.

        On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff's patent which purports to cover user access to a computer network. An answer and affirmative defenses have been served on behalf of NetZero, Juno and NetBrands. Discovery is continuing and the court has set several dates for the parties to submit briefs on claim construction issues. Trial has been scheduled for October 2005.

        The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, financial condition, results of operations or cash flows, the results of litigation are inherently uncertain and we cannot assure you that we will not be materially and adversely impacted by the results of such proceedings. We have established a reserve for the Freewwweb matter discussed above and such reserve is reflected in our consolidated financial statements. We cannot assure you, however, that any of the reserves that have been established for outstanding litigation is sufficient to cover the possible losses from such litigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has been quoted on the Nasdaq National Market ("NASDAQ") under the symbol "UNTD" since September 26, 2001. Prior to that, NetZero common stock had been quoted on the NASDAQ under the symbol "NZRO" since September 23, 1999. The following table sets forth, for the quarters indicated, the high and low prices per share of our common stock as reported on the NASDAQ. Prices have been adjusted to reflect the 3-for-2 stock dividend that occurred on October 31, 2003:

	High	Low
Year Ended June 30, 2003
Quarter ended September 30, 2002	$9.19	$4.75
Quarter ended December 31, 2002	11.69	6.01
Quarter ended March 31, 2003	12.77	8.47
Quarter ended June 30, 2003	18.57	11.41
Six Months Ended December 31, 2003
Quarter ended September 30, 2003	$29.09	$16.59
Quarter ended December 31, 2003	24.10	15.71
Year Ended December 31, 2004
Quarter ended March 31, 2004	$20.97	$14.93
Quarter ended June 30, 2004	20.75	15.76
Quarter ended September 30, 2004	17.47	8.59
Quarter ended December 31, 2004	12.00	9.10
Period from January 1, 2005 through March 9, 2005	$11.85	$9.75

        On March 9, 2005, there were 896 holders of record of our common stock.

Dividends

        We have never declared or paid any cash dividends on our capital stock.

Common Stock Repurchase Program

        Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. At December 31, 2004, we had repurchased $125 million of our common stock under the program.

        Share repurchases executed under the common stock repurchase program at December 31, 2004 were as follows (in thousands, except per share amounts):

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

(1)
All shares were repurchased as part of a publicly announced program.

        In February 2005, we repurchased 1.3 million shares of our common stock for approximately $14.2 million.

Tender Offer

        In November 2004, we commenced a modified Dutch auction tender offer to repurchase up to 14.3 million shares of our common stock at a price ranging from $9.00 to $10.50 per share. The tender offer expired in December 2004, and we repurchased 37,754 shares at $10.50 per share, excluding fees and expenses.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

        The following table presents the consolidated statements of operations data for the year ended December 31, 2004, the six months ended December 31, 2003, and the years ended June 30, 2003 and 2002, and the consolidated balance sheet data at December 31, 2004 and 2003 and June 30, 2003. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended June 30, 2001 and 2000 and the consolidated balance sheet data at June 30, 2002, 2001 and 2000 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

        The following amounts are in thousands, except per share data:

		Six Months Ended December 31, 2003(2)	Year Ended June 30,
	Year Ended December 31, 2004(1)
			2003(3)	2002(4)	2001(5)	2000
Consolidated Statements of Operations Data:
Total revenues	$448,617	$185,738	$277,295	$167,515	$57,217	$55,506
Operating income (loss)	$79,493	$32,639	$21,721	$(53,946)	$(215,087)	$(98,099)
Net income (loss)	$117,480	$33,327	$27,792	$(47,810)	$(205,756)	$(91,286)
Net income (loss) per share—basic	$1.91	$0.52	$0.45	$(0.90)	$(6.03)	$(4.11)
Net income (loss) per share—diluted	$1.81	$0.48	$0.41	$(0.90)	$(6.03)	$(4.11)
	December 31,		June 30,
	2004	2003	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Total assets	$519,852	$307,879	$280,676	$233,593	$183,863	$325,958
Non-current liabilities	$81,207	$—	$—	$—	$3,314	$10,278

(1)
In November 2004, we acquired Classmates. The results of Classmates are included in our consolidated results of operations from the date of acquisition. Net income included tax benefits of $68.6 million, or $1.05 per diluted share, for the year ended December 31, 2004.

(2)
Net income included tax benefits of $12.3 million, or $0.18 per diluted share, for the six months ended December 31, 2003.

(3)
Net income included tax benefits of $4.3 million, or $0.06 per diluted share, for the year ended June 30, 2003.

(4)
In September 2001, NetZero and Juno merged and became wholly-owned subsidiaries of United Online. The results of Juno are included in our consolidated results of operations from the date of the Merger.

(5)
In March 2001, we recorded an impairment charge of $48.6 million, reflecting the amount by which the carrying amounts of our goodwill and identifiable intangible assets exceeded their respective fair values.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading provider of consumer Internet subscription services through a number of brands, including NetZero, Juno, and Classmates Online. Our pay services include dial-up Internet access, community-based networking, personal Web-hosting, and premium email services, among others. We also offer, at no charge, advertising-supported versions of certain of our services. In addition, we offer marketers a broad array of Internet advertising products, including online market research and measurement services.

        At December 31, 2004, we had approximately 4.8 million pay accounts representing approximately 6.0 million total subscriptions, and approximately 15.2 million active accounts. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our pay services. "Active" accounts include total pay accounts as well as free users who have logged onto our access, community-based networking or email services during the preceding 31 days. Active accounts also include those free hosted Web sites that have received at least one visit during the preceding 90 days.

        The following table sets forth (in thousands, except percentages), for the periods presented, an analysis of our pay accounts and subscriptions. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our services. A subscription represents a unique subscription to any individual pay service offered by us including Internet access, community-based networking, accelerator services, premium email, Web-hosting and domain name registration, and premium content subscriptions. Internet access and accelerator are counted as two subscriptions, although most subscribers to the accelerated service currently purchase it bundled with our standard Internet access. Accelerator penetration percentage is calculated by dividing accelerator subscriptions by Internet access subscriptions.

	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
Internet access	3,100	3,111	3,102	3,083	2,890
Other Web services	2,886	1,239	1,125	924	645

Total subscriptions	5,986	4,350	4,227	4,007	3,535

Total pay accounts	4,826	3,232	3,189	3,095	2,892
Accelerator penetration	36%	35%	32%	29%	22%

        In general we count and track pay accounts and free accounts by unique member identification. Users have the ability to register for separate services under separate brands and member identifications independently. We do not track whether a pay account has purchased more than one of our services unless the account uses the same member identification. As a result, unique pay accounts may not represent unique subscribers and, similarly, total active free accounts may not represent unique free users. In addition, a free Web hosting account is determined to be active if there was a visit to the site during the preceding 90 days, and it may be that the creator of the site no longer maintains or updates the site. As such, a free Web hosting account may not represent an ongoing relationship with the person who set up the account. At any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool, a number of pay accounts that have notified us that they are terminating their service but whose service is still in effect and may also include a few thousand internal test accounts.

        As indicated in the chart, following the March 2004 quarter, we experienced limited growth in our pay access accounts. Growth in subscriptions to our accelerator access services has also decreased. The dial-up Internet access market as a whole is decreasing, and the value-priced segment is becoming increasingly competitive. We, as well as our competitors, have become more aggressive in offering discounts and free months of service to obtain and retain subscribers. While we intend to continue to devote significant resources to enhancing and marketing our Internet access services, part of our strategy is to diversify by offering additional non-access Internet subscription services. Major initiatives we have undertaken to implement this strategy include our acquisition of a Web hosting business in April 2004, our acquisition of Classmates in November 2004, and our introduction of non-access services, including premium email and premium content. We intend to continue to either develop or acquire new services and have announced our intention to develop and market a consumer VoIP telephony service. We cannot assure you, however, that we will be successful in either growing our pay access revenues or in successfully commercializing or growing new pay services.

        United Online is a Delaware corporation that commenced operations in 2001 following the merger of Internet access providers NetZero, Inc. and Juno Online Services, Inc. During 2004, we completed the acquisitions of Classmates, a leading provider of community-based networking services, and the

Web-hosting and domain name registration business of About Web Services, Inc. Our corporate headquarters are located in Woodland Hills, California.

Results of Operations

        The following table sets forth (with dollars in thousands), for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with Liquidity and Capital Resources, Critical Accounting Policies and Financial Commitments included in this Item 7 as well as the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,				Six Months Ended December 31,				Year Ended June 30,
	2004		2003		2003		2002		2003		2002
			(unaudited)				(unaudited)
Statements of Operations Data:
Revenues:
Billable services	$410,821	92%	$306,086	90%	$167,639	90%	$109,343	88%	$247,790	89%	$141,005	84%
Advertising and commerce	37,796	8	33,079	10	18,099	10	14,525	12	29,505	11	26,510	16

Total revenues	448,617	100	339,165	100	185,738	100	123,868	100	277,295	100	167,515	100

Operating expenses:
Cost of billable services	94,999	21	92,785	27	46,182	25	42,690	34	89,293	32	74,227	44
Cost of free services	7,393	2	9,659	3	3,953	2	6,897	6	12,603	5	33,129	20
Sales and marketing	178,981	40	120,619	36	70,526	38	36,530	30	86,623	31	40,220	24
Product development	27,454	6	21,881	6	10,488	6	11,661	9	23,054	8	24,779	15
General and administrative	39,894	9	29,087	9	14,022	7	12,740	10	27,805	10	30,722	18
Amortization of goodwill and intangible assets	20,403	5	15,856	5	7,928	4	8,483	7	16,411	6	14,156	8
Restructuring charges	—	—	(215)	—	—	—	—	—	(215)	—	4,228	3

Total operating expenses	369,124	82	289,672	85	153,099	82	119,001	96	255,574	92	221,461	132

Operating income (loss)	79,493	18	49,493	15	32,639	18	4,867	4	21,721	8	(53,946)	(32)
Interest and other income, net	3,936	1	4,636	1	2,407	1	2,061	2	4,290	1	6,136	3

Income (loss) before income taxes	83,429	19	54,129	16	35,046	19	6,928	6	26,011	9	(47,810)	(29)
Provision (benefit) for income taxes	(34,051)	(8)	(754)	—	1,719	1	692	1	(1,781)	(1)	—	—

Net income (loss)	$117,480	26%	$54,883	16%	$33,327	18%	$6,236	5%	$27,792	10%	$(47,810)	(29)%

Year Ended December 31, 2004 compared to
the Year Ended December 31, 2003 (unaudited)

Revenues

  Billable Services Revenues

        Billable services revenues consist of subscription fees charged to pay accounts for dial-up and accelerated Internet access services, community-based networking, Web-hosting and domain name registration services, premium email services and premium content. In addition, we charge fees for live telephone technical support. Our billable services revenues are primarily dependent on two factors: the average number of pay accounts for a period and the average monthly revenue per pay account ("ARPU") for a period. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period. Changes in our pay account base are dependent on a number of factors including the effects of acquisitions, if any, during a period; the effectiveness of our marketing and distribution activities; the number of free accounts upgrading to pay services, particularly during periods when we effect changes to our free services; the effects of competition; the number of pay accounts that cancel their accounts or have their accounts terminated;

changes in our marketing and related distribution channels; changes in our marketing expenditures; the effects of seasonality; and the impact of new types of pay services. ARPU is calculated by dividing billable services revenues for a period by the average number of pay accounts for that period. ARPU may fluctuate from period to period as a result of a variety of factors including changes in the mix of pay subscriptions and their related pricing plans; the use of promotions, such as one or more free months of service, and discounted pricing plans to obtain or retain subscribers; increases or decreases in the price of our services; the number of services subscribed to by each pay account; pricing and success of new pay services and the penetration of these types of services as a percentage of total pay accounts; and the timing of pay accounts being added or removed during a period.

        Billable services revenues increased by $104.7 million, or 34%, to $410.8 million for the year ended December 31, 2004, compared to $306.1 million for the year ended December 31, 2003. The increase was due to an increase in the number of Internet access accounts, particularly those accounts subscribing to our accelerator services, and an increase in our average number of pay accounts, offset partially by a decrease in our ARPU.

        Our average number of pay accounts was approximately 3,859,000 for the year ended December 31, 2004, compared to approximately 2,534,000 for the year ended December 31, 2003. The increase in our average number of pay accounts resulted from a number of factors including our acquisition of Classmates in November 2004, from which we acquired approximately 1,452,000 pay accounts and which increased our average number of pay accounts by 726,000; increased spending on marketing and promotion of our pay services, particularly our accelerator services; the introduction of new pay services, particularly our premium email services; an expansion of our online and offline distribution channels; our Web-hosting acquisition in April 2004; and a significant number of our free accounts upgrading to our pay services. However, we experienced limited growth in the June 2004 and September 2004 quarters in pay access accounts and, for the first time since we began offering pay access services, experienced a decline in pay access accounts in the December 2004 quarter. We believe the recent decline in pay access accounts is primarily attributable to increased competition, which is likely to continue to adversely impact our ability to grow our pay access accounts going forward. While the number of pay access accounts may grow in the March 2005 quarter due, in part, to historically positive seasonality, we cannot assure you that either our total pay account base or our pay access accounts will grow or will not continue to decrease in future periods, including the March 2005 quarter. Excluding the pay accounts from the Classmates acquisition, our growth in pay accounts during the December 2004 quarter was 142,000. The magnitude of this growth was primarily attributable to an increase in premium email accounts resulting from an email consolidation program which resulted in a number of our free accounts upgrading to pay accounts. We currently anticipate that our increase in pay accounts during the March 2005 quarter will be lower than the increase we experienced during the December 2004 quarter and that we will not experience comparable growth in premium email accounts in future periods.

        ARPU was $8.87 for the year ended December 31, 2004, compared to $10.07 for the year ended December 31, 2003. ARPU for the December 2004 quarter was $8.98, a decrease from $10.60 in the September 2004 quarter. These decreases in ARPU were due primarily to the timing of the addition of 1,452,000 pay accounts from our acquisition of Classmates in November 2004, and due to the lower ARPU of the Classmates pay service. Additionally, these decreases were due to an increase in the percentage of pay accounts with a lower ARPU, particularly our premium email services; a decrease in the percentage of total pay accounts comprised of our accelerator services which generates a significantly higher average ARPU; an increase in the number of free months of service offered for initial trial periods and retention programs; and an increase in the number of accounts signing up for promotional pricing plans. In addition, we have experienced slower growth in the number of accelerator subscriptions in each quarter since the March 2004 quarter. Recently, AOL's Netscape brand began offering a similar accelerator service as part of its standard $9.95 value-priced offering. Increased competition could adversely impact our ability to maintain or grow this service and could result in pressure on the ARPU for this service. We currently anticipate that some or all of these trends may continue and believe that ARPU will continue to decrease, at least in the near term. If we continue to experience decreases in ARPU, our billable services revenues may decrease, and our total revenues may decrease.

  Advertising and Commerce Revenues

        Our advertising and commerce revenues consist of fees from our Internet search partners that are generated as a result of our users utilizing our partners' Internet search services, fees generated by our users viewing and clicking on third-party Web site advertisements and fees from referring our users to, and our users creating pay accounts or making purchases on, sponsors' Web sites. We also generate revenues from providing third parties with data analysis capabilities and traditional market research services, such as surveys and questionnaires. Our advertising and commerce revenues are generated from our active account base, including our pay accounts. Factors impacting our advertising and commerce revenues generally include changes in orders from significant customers, the state of the online search and advertising markets, seasonality, increases or decreases in our active accounts, limitations on our free services and increases or decreases in advertising inventory available for sale. In the past, we have imposed limitations on our free services that have adversely impacted our volume of advertising inventory.

        Advertising and commerce revenues increased by $4.7 million, or 14%, to $37.8 million for the year ended December 31, 2004, from $33.1 million for the year ended December 31, 2003. The increase is attributable to an increase in revenue generated from our search arrangement with Overture Services, Inc. ("Overture"), a subsidiary of Yahoo! Inc., and advertising revenues generated from our 2004 Web hosting and Classmates acquisitions. The increase was offset partially by a decrease in revenues generated from our expired agreement with General Motors Corporation ("GM"), from which we derived 6% and 41% of our advertising and commerce revenues for the years ended December 31, 2004 and 2003, respectively.

Cost of Billable Services

        Cost of billable services includes direct costs of billable services and costs that have been allocated to billable services. Direct costs consist of costs related to providing telephone technical support, customer billing and billing support to our pay accounts and domain name registration fees. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our networks and data centers, and depreciation of network computers and equipment. We allocate costs associated with access services between billable services and free services based on the aggregate hourly usage of our pay access accounts as a percentage of total hours used by our active access accounts. We allocate costs associated with Web hosting between billable services and free services based on estimated bandwidth used by pay Web-hosting accounts relative to estimated bandwidth used by free Web-hosting accounts. Costs associated with our community-based networking services are allocated based on the number of Web site visits by pay accounts relative to the total number of visits.

        Cost of billable services increased by $2.2 million, or 2%, to $95.0 million for the year ended December 31, 2004, compared to $92.8 million for the year ended December 31, 2003. The increase is due to a $4.2 million increase in customer support and billing-related costs as a result of an increase in the number of pay accounts, a $1.3 million increase in network personnel and overhead-related costs allocated to billable services and a $0.5 million increase in network depreciation allocated to billable services. These costs were offset partially by a $3.8 million decrease in telecommunications costs. Telecommunications costs decreased as a result of a decrease in the average monthly usage per pay access account and a decrease in average hourly telecommunications costs, offset partially by an increase in the number of pay access accounts. Our average hourly telecommunications costs decreased as a result of better port utilization, improvements made in allocating our telecommunications usage to our lower cost vendors and lower telecommunications prices. Telecommunications hours allocated to our pay access account base increased to approximately 94% of total telecommunications hours purchased during the year ended December 31, 2004, compared to approximately 88% during the year ended December 31, 2003. Cost of billable services could increase as a percentage of revenues in 2005 as a result of increased compensation expense recognized in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised), Share-Based Payment, commencing no later than the September 2005 quarter.

        Cost of billable services as a percentage of billable services revenues was 23.1% in the year ended December 31, 2004, compared to 30.3% in the year ended December 31, 2003. The decrease resulted from a decrease in average hourly telecommunications costs per pay access account; decreased customer billing and support costs per pay account primarily as a result of better pricing obtained from our principal customer support vendor; and a decrease in average hourly usage per pay access account.

        Our cost of billable services as a percentage of billable services revenues is highly dependent on the pricing for our services, our average hourly telecommunications cost and usage and our average customer billing and support costs per pay account. If we are not successful in continuing to increase the percentage of our pay access accounts subscribing to our accelerated services, or increase the percentage of our pay account base subscribing to higher margin services including our Web-hosting and community-based networking services, or if due to competitive or other factors we decrease the pricing for our access or other services or increase the use of promotions such as one or more free months of service, or if our new pay services are less profitable than our existing pay services, it is likely that our cost of billable services as a percentage of billable services revenues would be adversely impacted. While our average hourly telecommunications costs have decreased for some time, we may experience increased average hourly telecommunications costs in future periods, particularly if we expand our service coverage to additional geographic areas where telecommunications costs are higher. Additionally, while the average hourly usage of our pay access accounts decreased in the year ended December 31, 2004 compared to the year ended December 31, 2003, we may experience increased average hourly usage in future periods when compared to the comparable period of the prior year, which would adversely impact this percentage.

Cost of Free Services

        Cost of free services includes direct costs and costs that have been allocated to free services. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our network and data centers, depreciation of network computers and equipment and email technical support. We allocate costs associated with access services between pay services and free services based on the aggregate hourly usage of our free access accounts as a percentage of total hours used by our active access accounts. We allocate costs associated with Web hosting between pay services and free services based on estimated bandwidth used by free Web-hosting accounts. Costs associated with our community-based networking services are allocated based on the number of Web site visits by free accounts relative to the total number of user visits.

        Cost of free services decreased by $2.3 million, or 23%, to $7.4 million for the year ended December 31, 2004, compared to $9.7 million for the year ended December 31, 2003. The decrease was due primarily to a $2.5 million decrease in telecommunications costs. The decrease in telecommunications costs is a result of a decrease in average hourly telecommunications costs, a decrease in the number of active free access accounts and a decrease in the average hourly usage of these accounts. The decrease in free access accounts resulted from free accounts upgrading to our pay services and fewer new free account sign-ups. Telecommunications hours allocated to our free access accounts decreased to approximately 6% of total telecommunications hours purchased during the year ended December 31, 2004, compared to approximately 12% during the year ended December 31, 2003. The decrease in cost of free services was partially offset by a $0.2 million increase in personnel and overhead-related costs. Cost of free services could increase as a percentage of revenues in 2005 as a result of increased compensation expense recognized in connection with the adoption of SFAS No. 123 (revised) commencing no later than the September 2005 quarter.

Sales and Marketing

        Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new pay and free accounts, personnel-related expenses for sales and marketing personnel and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. We have expended significant amounts on marketing, including national branding campaigns comprised of television, Internet, sponsorships, radio, print and outdoor advertising and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote our products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency fees are expensed over the period the advertising runs.

        Sales and marketing expenses increased by $58.4 million, or 48%, to $179.0 million for the year ended December 31, 2004, compared to $120.6 million for the year ended December 31, 2003. Sales and marketing was approximately 40% of revenues for the year ended December 31, 2004, compared to approximately 36% of revenues for the year ended December 31, 2003. The increase is primarily attributable to a $48.7 million increase in marketing, promotion and distribution costs as a result of an expansion in marketing activities, which have focused on promoting our access and accelerator services, increasing our pay access account base, and building our brands. Additionally, sales and marketing expenses increased as a result of an $8.2 million increase in telemarketing expenses related to customer acquisition, retention and up-sell activities and a $1.2 million increase in personnel-related expenses. Increases in prices to purchase advertising, combined with seasonal factors and more intense competition for pay accounts, may adversely impact the effectiveness of our marketing activities and our ability to grow our pay account base and revenues. Sales and marketing expense could increase as a percentage of revenues in 2005 as a result of increased compensation expense recognized in connection with the adoption of SFAS No. 123 (revised) commencing no later than the September 2005 quarter.

        Our marketing expenditures and the allocation of our marketing resources among our various services may vary significantly from quarter to quarter depending on a number of factors including the effectiveness of our marketing activities, changes in the mix of our marketing activities, changes in the cost to purchase advertising, changes in the number of pay accounts, the introduction of new services and the impact of such activities on our results of operations. While we anticipate that sales and marketing expenses as a percent of revenues in 2005 will be approximately equal to 2004 without taking into account the effect of increased compensation expense in connection with the adoption of SFAS No. 123 (revised), we may choose to either significantly increase or decrease such expenses as a percentage of revenues in 2005 or in any particular quarterly period. We have entered into a number of longer-term offline distribution relationships. We intend to continue to focus on increasing both our offline and online distribution channels in the near term, which could result in increased marketing expenditures as a result of fees paid to distribution partners. Our ability to increase or decrease our marketing expenditures from period to period may be more limited to the extent distribution partners continue to constitute an increasing portion of our marketing expenditures. We anticipate that distribution fees will represent a larger portion of our marketing expenditures in 2005. There is, however, no assurance that we will be able to increase our distribution channels or that any future increase in marketing expenditures will be successful in growing or maintaining our pay account base. Decreases in marketing expenditures would likely adversely impact our ability to increase our pay account base.

Product Development

        Product development expenses include expenses for the maintenance of existing software and technology and the development of new or improved software and technology, including personnel-related expenses for the software engineering department and the costs associated with operating our facility in India. Costs incurred by us to manage, monitor and operate our services are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software, which are capitalized and depreciated over their estimated useful lives, generally three years or less.

        Product development expenses increased by $5.6 million, or 25%, to $27.5 million for the year ended December 31, 2004, compared to $21.9 million for the year ended December 31, 2003. The increase was primarily the result of a $6.4 million increase in personnel-related expenses as a result of increased headcount and compensation costs, including increased costs associated with our acquisitions of our Web-hosting and community-based networking businesses, partially offset by a $0.8 million decrease in depreciation. Depreciation expense decreased as a result of assets placed in service in prior years becoming fully depreciated and lower levels of capital expenditures in recent years versus prior years. We anticipate that we will increase our product development expenses, both in dollar terms and as a percent of revenues, in 2005. Additionally, product development expenses could increase further as a percentage of revenues in 2005 as a result of increased compensation expense recognized in connection with the adoption of SFAS No. 123 (revised) commencing no later than the September 2005 quarter.

General and Administrative

        General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources and internal customer support personnel. In addition, general and administrative expenses include fees for professional legal, accounting and financial services, office relocation costs, non-income taxes, insurance, and occupancy and other overhead-related costs, as well as the expenses incurred and credits received as a result of certain legal settlements.

        General and administrative expenses increased by $10.8 million, or 37%, to $39.9 million for the year ended December 31, 2004, compared to $29.1 million for the year ended December 31, 2003. The increase was the result of $3.3 million in lease termination fees and accelerated depreciation expenses in connection with the relocation of our corporate offices; a $3.2 million increase in professional and consulting fees primarily related to our Sarbanes-Oxley Section 404 compliance efforts, the due diligence process associated with a potential acquisition that was terminated and increased legal fees; a $2.3 million increase in stock-based compensation primarily related to restricted stock issued to certain of our executive officers in January 2004; a $2.3 million increase in overhead-related costs and a $1.4 million increase in personnel-related expenses as a result of higher compensation costs, including increased costs associated with our acquisitions of our Web-hosting and community-based networking businesses. These increases were partially offset by a $1.7 million decrease in legal settlement costs. General and administrative expenses could increase as a percentage of revenues in 2005 as a result of increased compensation expense recognized in connection with the adoption of SFAS No. 123 (revised) commencing no later than the September 2005 quarter.

Amortization of Intangible Assets

        Amortization of intangible assets includes amortization of acquired pay accounts and free accounts, acquired trademarks and trade names, purchased technologies and other identifiable intangible assets. At December 31, 2004, we had approximately $70.6 million in net identifiable intangible assets resulting primarily from the acquisition of Classmates, the acquisition of the Internet access assets of BlueLight and the acquisition of the Web-hosting assets of About, Inc. At December 31, 2004, we had approximately $76.5 million in goodwill resulting from the acquisition of Classmates and the acquisition of the Web-hosting assets of About, Inc. In accordance with the provisions set forth in SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount.

        Amortization of intangible assets increased by $4.5 million, or 29%, to $20.4 million for the year ended December 31, 2004, compared to $15.9 million for the year ended December 31, 2003. The increase is due to the amortization of identifiable intangible assets from the acquisition of the Web-hosting assets of About, Inc. in April 2004 and the acquisition of Classmates in November 2004. We recorded a reduction in intangible assets of approximately $11.2 million during the December 2004 quarter in connection with the release of the deferred tax valuation allowance. Amortization of intangible assets is expected to increase significantly in 2005 due to the acquisition of Classmates. Certain of the acquired intangible assets are amortized on an accelerated basis to better match the expense to the expected cash flows from those assets.

Restructuring Charges

        We had no restructuring charges or benefits during the year ended December 31, 2004 as compared to a $0.2 million benefit to restructuring charges during the year ended December 31, 2003 as a result of contract termination fees expensed in earlier periods in excess of final negotiated settlements.

Interest and Other Income, Net

        Interest income consists of earnings on our cash, cash equivalents and short-term investments. Interest expense consists of interest expense on our term loan, capital leases and the amortization of premiums on certain of our short-term investments. Other income consists of realized gains and losses recognized in connection with the sale of short-term investments.

        Interest and other income, net decreased by $0.7 million, or 15%, to $3.9 million for the year ended December 31, 2004, compared to $4.6 million for the year ended December 31, 2003. The decrease is the result of lower average returns due to a shift toward tax-exempt holdings and an increase in interest expense as a result of the outstanding balance on the term loan in the December 2004 quarter. Other income associated with net realized gains on our short-term investments was $0.1 million for the year ended December 31, 2004. Interest expense is expected to increase significantly in 2005 due to the outstanding balance on the term loan.

Provision for Income Taxes

        For the year ended December 31, 2004, we recorded a tax benefit of $34.1 million on pre-tax income of $83.4 million. The effective tax rate differs from the statutory rate primarily due to the release of substantially all of the valuation allowance attributable to the expected utilization of deferred tax assets in the future.

        For the year ended December 31, 2003, we recorded a tax benefit of $0.8 million on pre-tax income of $54.1 million. The effective tax rate differs from the statutory rate primarily as a result of tax benefits recognized in the June 2003 and December 2003 quarters from the release of a portion of the valuation allowance against deferred tax assets relating primarily to the actual and expected utilization of net operating loss and credit carryforwards in the years ending December 31, 2004 and 2005, offset by state income taxes.

        Consistent with prior periods, in determining the need for a valuation allowance related to our deferred tax assets at December 31, 2004, we reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, Accounting for Income Taxes, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code (the "Code") Section 382, future income projections and potential tax-planning strategies. Based upon our assessment of all available evidence, we concluded that, primarily with the exception of certain foreign net operating losses, it is more likely than not that the remaining deferred tax assets will be realized. This conclusion is based primarily on our trend of profitable operations and financial projections to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets. We will continue to monitor all available evidence and assess our deferred tax assets.

        At December 31, 2004 we had net operating loss and tax credit carryforwards for federal and state income tax purposes of approximately $235 million and $300 million, respectively, which begin to expire in 2018 and 2007, respectively. With respect to the state net operating losses, certain amounts will be further reduced pursuant to the state allocation and apportionment laws. These carryforwards have been adjusted to reflect limitations under Section 382 of the Code.

Six Months Ended December 31, 2003 Compared to
the Six Months Ended December 31, 2002 (unaudited)

Revenues

  Billable Services Revenues

        Billable services revenues increased by $58.3 million, or 53%, to $167.6 million for the six months ended December 31, 2003, compared to $109.3 million for the six months ended December 31, 2002. The increase was due to an increase in our average number of pay accounts and an increase in our ARPU. Our average number of pay accounts was approximately 2,720,000 during the six months ended December 31, 2003, compared to approximately 1,942,000 for the six months ended December 31, 2002. The increase in our average number of pay accounts resulted from a number of factors including increased marketing and promotion of our pay services, the acquisition of approximately 174,000 pay accounts from BlueLight in November 2002 and a significant number of our free users upgrading to our pay access services. ARPU was $10.27 for the six months ended December 31, 2003, compared to $9.39 for the six months ended December 31, 2002. The increase in ARPU was due to an increase in the number of access accounts purchasing our accelerator services, which were introduced in March 2003 and are offered for an additional $5.00 per month, or a total monthly charge of $14.95, compared to $9.95 per month for our standard dial-up services. In addition, the ARPU for the six months ended December 31, 2002 was negatively impacted by the acquisition of approximately 174,000 pay accounts from BlueLight at the end of November 2002. At December 31, 2003, subscriptions to our accelerated dial-up services comprised approximately 22% of our total pay account base.

  Advertising and Commerce Revenues

        Advertising and commerce revenues increased by $3.6 million, or 25%, to $18.1 million for the six months ended December 31, 2003, compared to $14.5 million for the six months ended December 31, 2002. The increase was primarily due to higher advertising revenues generated from our advertising agreement with GM and an increase in fees derived from our Internet search partners. We derived approximately 44% of our advertising and commerce revenues for the six months ended December 31, 2003 from GM, compared to approximately 36% for the six months ended December 31, 2002. The increase in advertising revenues from GM was partially a result of a $1.5 million performance bonus earned during the September 2003 quarter. We derived approximately 21% and 19% of our advertising and commerce revenues, respectively, for the six months ended December 31, 2003 and 2002 from

Internet search fees primarily provided through our search agreement with Overture. Our agreement with GM expired in December 2003 and was not renewed.

Cost of Billable Services

        Cost of billable services increased by $3.5 million, or 8%, to $46.2 million for the six months ended December 31, 2003, compared to $42.7 million for the six months ended December 31, 2002. The increase is due to a $2.1 million increase in customer support and billing-related costs, a $1.3 million increase in telecommunications costs and a $0.7 million increase in network personnel and overhead-related costs allocated to billable services. These costs were partially offset by a $0.6 million decrease in network depreciation allocated to billable services. Telecommunications costs increased as a result of an increase in the average number of pay access accounts, which was partially offset by a 23% decrease in average hourly telecommunications costs and, to a lesser extent, a decrease in the average hourly usage per pay access account. Our average hourly telecommunications costs decreased as a result of better port utilization, improvements made in allocating our telecommunications usage to our lower cost vendors and lower telecommunications prices. Telecommunications hours allocated to our pay access account base increased to approximately 90% of total telecommunications hours purchased during the six months ended December 31, 2003, compared to approximately 84% during the six months ended December 31, 2002. Network personnel and overhead-related costs allocated to billable services increased due to the increase in telecommunications hours utilized by pay access accounts as a percentage of total telecommunications hours purchased. Customer support and billing-related costs increased as a result of the increase in the average number of pay access accounts. Depreciation expense allocated to billable services has decreased due to network assets placed in service in prior years becoming fully depreciated and significantly lower levels of capital expenditures in recent years versus prior years.

        Cost of billable services as a percentage of billable services revenues was 27.5% in the six months ended December 31, 2003, compared to 39.0% in the six months ended December 31, 2002. This decrease resulted from an increase in ARPU due to significant adoption of our accelerator services; a decrease in average hourly telecommunications costs per pay access account; decreased customer billing and support costs per pay access account as a result of better pricing obtained from our primary customer support vendor; decreased depreciation expense; and a slight decrease in average hourly usage per pay access account.

Cost of Free Services

        Cost of free services decreased by $2.9 million, or 43%, to $4.0 million for the six months ended December 31, 2003, compared to $6.9 million for the six months ended December 31, 2002. The decrease was due to a $2.4 million decrease in telecommunications costs, a $0.3 million decrease in network depreciation allocated to free services, a $0.1 million decrease in customer support costs allocated to free services and a $0.1 million decrease in network personnel and overhead-related costs allocated to cost of free services. The decrease in telecommunications costs is a result of a decrease in average hourly telecommunications costs, a decrease in the number of active free access accounts and a decrease in the average hourly usage of our free access accounts. Our active free access account base consisted of approximately 2.4 million users at December 31, 2003, compared to approximately 2.8 million users at December 31, 2002. This decrease in active free access accounts has resulted primarily from active free access accounts upgrading to our pay services and fewer new accounts signing up for our free access services. Depreciation expense allocated to free access services has decreased due to assets placed in service in prior years becoming fully depreciated, significantly lower levels of capital expenditures in recent years versus prior years and a decrease in free access accounts as a percentage of total active access accounts. Telecommunications hours allocated to our free access account base decreased to approximately 10% of total telecommunications hours purchased during the six months ended December 31, 2003, compared to approximately 16% during the six months ended December 31, 2002.

Sales and Marketing

        Sales and marketing expenses increased by $34.0 million, or 93%, to $70.5 million for the six months ended December 31, 2003, compared to $36.5 million for the six months ended December 31, 2002. The increase is primarily attributable to a $29.9 million increase in marketing and promotion costs as a result of an expansion in marketing activities that focus on increasing our pay account base, promoting our accelerated dial-up services and building our brands. Additionally, sales and marketing expenses increased as a result of a $4.4 million increase in telemarketing expenses related to customer acquisition, retention and up sell activities. The increases were partially offset by a $0.2 million decrease in overhead-related costs.

Product Development

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

Interest and Other Income, Net

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

        Consistent with prior periods, in determining the need for a valuation allowance at December 31, 2003, we reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Section 382 of the Code, future income projections and potential tax-planning strategies. Based upon our assessment of all available evidence, we concluded that, with the exception of the net deferred tax assets that were at the time expected to be utilized through December 31, 2005, it was not more likely than not that the remaining deferred tax assets would be realized. This conclusion was based primarily on our history of net operating losses as compared to, at the time, only a recent trend of profitable operations, the potential for future stock option deductions to significantly reduce taxable income, our annual net operating loss limitations under Section 382 of the Code and the need to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets. Of the $87.2 million of valuation allowance recorded at December 31, 2003, approximately $31.9 million was attributable to the deferred tax assets acquired in connection with the Merger.

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

Year Ended June 30, 2003 Compared to
the Year Ended June 30, 2002

Revenues

  Billable Services Revenues

        Billable services revenues increased by $106.8 million, or 76%, to $247.8 million for the year ended June 30, 2003, compared to $141.0 million for the year ended June 30, 2002. The increase was due to an increase in our average number of pay accounts, which was partially offset by a decrease in our ARPU. Our average number of pay accounts was approximately 2,127,000 during the year ended June 30, 2003, compared to approximately 959,000 during the year ended June 30, 2002. The increase in our average number of pay accounts resulted from a number of factors, including the Merger in September 2001, which increased our pay account base by over 875,000 users, a significant number of our free accounts upgrading to pay services, increased marketing of our pay services and the acquisition of approximately 174,000 pay accounts from BlueLight in November 2002. ARPU was $9.71 for the year ended June 30, 2003, compared to $12.26 for the year ended June 30, 2002. ARPU was abnormally high in the year ended June 30, 2002 as a result of the timing of the Merger.

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

Cost of Billable Services

        Cost of billable services increased by $15.1 million, or 20%, to $89.3 million for the year ended June 30, 2003, compared to $74.2 million for the year ended June 30, 2002. The increase was due to a $12.1 million increase in telecommunications costs, a $3.1 million net increase in network personnel and overhead-related costs allocated to billable services and a $1.7 million increase in customer support and billing-related costs. These costs were partially offset by a $2.0 million decrease in network depreciation allocated to billable services. Telecommunications costs increased as a result of an increase in the number of pay accounts and an increase in the average usage per pay account. The increase in telecommunications hours utilized was partially offset by a 25% decrease in average hourly telecommunications costs, which decreased due to improvements in modem port utilization, consolidation of our network data centers and better pricing obtained from our managed modem vendors. Telecommunication hours allocated to our pay account base increased to approximately 85% of total telecommunications hours purchased during the year ended June 30, 2003, compared to approximately 63% during the year ended June 30, 2002. Network personnel and overhead-related costs allocated to billable services increased due to the increase in telecommunications hours utilized by pay accounts as a percentage of total telecommunications hours purchased. Customer support and billing-related costs increased as a result of the increase in the number of pay accounts. Depreciation expense allocated to billable services decreased due to assets placed in service in prior years becoming fully depreciated and significantly lower levels of capital expenditure in recent years versus prior years.

        Cost of billable services as a percentage of billable services revenues was 36% in the year ended June 30, 2003, compared to 53% in the year ended June 30, 2002. Cost of billable services as a percentage of billable services revenues decreased as a result of decreased hourly telecommunications costs, decreased customer billing and support costs per pay account and decreased depreciation expense, which were partially offset by an increase in average hourly usage per pay account. Customer billing and support costs per pay account decreased as a result of cost savings gained through the consolidation of NetZero's and Juno's customer billing and support functions, which resulted in better pricing from our primary customer support vendor as a result of increased call volumes.

Cost of Free Services

        Cost of free services decreased by $20.5 million, or 62%, to $12.6 million for the year ended June 30, 2003, compared to $33.1 million for the year ended June 30, 2002. The decrease was due to a $16.6 million decrease in telecommunications costs, a $3.0 million decrease in network depreciation allocated to free services and a $0.9 million net decrease in network personnel and overhead-related costs allocated to free services. The decrease in telecommunications costs was a result of a decrease in average hourly telecommunications costs, a decrease in the number of active free accounts and a decrease in the average hourly usage of our free accounts, which resulted from hourly limitations imposed on our free services. Our active free account base consisted of approximately 2.6 million users at June 30, 2003, compared to approximately 3.1 million users at June 30, 2002. This decrease primarily resulted from free accounts upgrading to our pay services and fewer new accounts signing up for our free services as a result of usage and geographical limitations imposed on our free services in the year ended June 30, 2002 and a reduced emphasis on marketing our free services. Depreciation expense allocated to free services has decreased due to assets placed in service in prior years becoming fully depreciated, significantly lower levels of capital expenditures in recent years versus prior years and a decrease in free accounts as a percentage of total free accounts and pay accounts. Telecommunication hours allocated to our free account base decreased to approximately 15% of total telecommunications hours purchased during the year ended June 30, 2003, compared to approximately 37% during the year ended June 30, 2002.

Sales and Marketing

        Sales and marketing expenses increased by $46.4 million, or 115%, to $86.6 million for the year ended June 30, 2003, compared to $40.2 million for the year ended June 30, 2002. The increase was attributable to a $42.3 million increase in marketing and promotion costs. The increase in marketing and promotion costs was a result of the utilization of expanded marketing initiatives that focus on increasing our pay account base and building our brands. Additionally, sales and marketing expenses increased as a result of a $4.8 million increase in telemarketing expenses related to customer acquisition and retention activities and a $0.5 million increase in personnel and overhead-related expenses due to increased headcount and compensation costs in our sales and marketing department. These increases were partially offset by a $0.7 million decrease in costs directly associated with our former RocketCash subsidiary, which was sold in August 2001, and a $0.5 million decrease in stock-based charges.

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

Interest and Other Income, Net

        Interest income, net decreased by $1.8 million, or 30%, to $4.3 million for the year ended June 30, 2003, compared to $6.1 million for the year ended June 30, 2002. The decrease in interest income was due to lower interest rates, partially offset by increased interest income due to higher average cash, cash equivalent and short-term investment balances, and reduced interest expense as a result of a decrease in capital lease and notes payable balances. In August 2001, we sold substantially all of the assets of RocketCash and recognized a gain of approximately $1.0 million.

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

Liquidity and Capital Resources

        Our total cash, cash equivalent and short-term investment balances increased by approximately $29.1 million to $232.8 million at December 31, 2004 compared to $203.7 million at December 31, 2003. Our summary cash flows for the periods were as follows (in thousands):

				Year Ended June 30,
	Year Ended December 31, 2004	Year Ended December 31, 2003	Six Months Ended December 31, 2003
				2003	2002
		(unaudited)
Net cash provided by (used for) operating activities	$123,960	$83,464	$47,892	$65,106	$(4,553)
Net cash used for investing activities	(108,010)	(57,936)	(25,886)	(79,643)	(16,961)
Net cash provided by (used for) financing activities	31,654	(29,771)	(29,386)	(268)	(7,480)

        Net cash provided by operating activities increased by $40.5 million, or 49%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. Significant factors that have impacted the variability in our cash provided by operating activities in these periods are as follows:

  •
  increases in operating income before depreciation, amortization and stock-based compensation as a result of increased revenue and operating profitability due to overall improvements in our business;

  •
  the utilization of net operating loss and tax credit carryforwards and income tax deductions resulting from the exercise of stock options by employees, which have reduced payments for income taxes. We currently anticipate that our net operating loss and tax credit carryforwards available for use in 2005, when combined with anticipated exercises of employee stock options, will help to reduce the level of cash paid for income taxes in 2005. However, we believe that cash paid for income taxes in 2005 will be significantly higher than the $2.9 million paid in 2004. We have approximately $41 million of net operating loss carryforwards available in 2005, $17 million in 2006 and $13 million in 2007 through 2020; and

  •
  changes in working capital accounts due to increases in revenue and operating expenses and the timing of related cash receipts and payments.

        Net cash used for investing activities increased by $50.1 million, or 86%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. Significant factors that have impacted the variability in our cash used for investing activities in these periods are as follows:

  •
  the acquisition of the Web-hosting services assets of About, Inc. in April 2004 for $11.9 million in cash and the acquisition of Classmates in November 2004 for $98.2 million in cash, net of cash acquired;

  •
  changes in our short-term investment portfolio based on the liquidity requirements of our business; and

  •
  increases in capital equipment purchases in connection with the ongoing operation of our business and the relocation of our corporate offices.

        In prior years, we have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we will need to make further significant investments in the future. Capital expenditures for the year ended December 31, 2004 were $12.5 million. We anticipate that our total capital expenditures for 2005 will be in the range of $15 million to $25 million, excluding the purchase of an intangible asset for $6.0 million in January 2005. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, including our proposed VoIP telephony service, which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash provided by financing activities increased by $61.4 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Significant factors that have impacted the variability in our financing activities in these periods are as follows:

  •
  the borrowing of $100 million in December 2004 through a four-year term loan facility, which is discussed more fully below under Financial Commitments. The term loan was set up in connection with a modified Dutch auction tender offer to repurchase up to 14.3 million shares of our common stock. The tender offer was completed on December 13, 2004, and we repurchased 37,754 shares for approximately $0.4 million, excluding fees and expenses. Under our Board-approved program, we can repurchase up to an additional $75 million of our common stock through May 31, 2005. Going forward, the proceeds from the term loan may be used for, subject to certain limitations, repurchases of common stock, acquisitions and general corporate purposes. (See Financial Commitments for repayment obligations under the term loan facility);

  •
  repurchases of common stock; and

  •
  cash received from employee stock option exercises and employee stock purchase plan proceeds. Future proceeds from employee stock option exercises are difficult to predict as such amounts are a function of our stock price, the number of vested and in-the-money options outstanding and the timing of employee exercises.

        We previously had access to a $25 million unsecured revolving line of credit with Silicon Valley Bank, which was canceled in December 2004 in connection with our $100 million term loan, which is discussed in more detail under Financial Commitments below.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the near term. We intend to use our existing cash balances and future cash generated from operations to acquire complementary services, businesses or technologies; to repurchase shares of our common stock if we believe market conditions to be favorable; to make payments on our term loan; and to fund future capital expenditures. We currently anticipate that our future cash flows from operations and existing cash, cash equivalent and short-term investment balances will be sufficient to fund our operations over the next year, and in the near term we do not anticipate the need for additional financing to fund our operations. However, we may raise additional debt or equity capital for a variety of reasons including, without limitation, developing new or enhancing existing services or products, repurchasing our common stock, acquiring complementary services, businesses or technologies, refinancing our term loan or funding significant capital expenditures. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, it might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, financial position, results of operations and cash flows. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

Financial Commitments

  Capital Lease Commitments

        We have entered into certain noncancelable lease obligations for computer and office equipment. The future minimum lease payments are discounted using varying rates over the lease terms. Future minimum lease payments at December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	$669
2006	399
2007	332

Total minimum obligations	1,400
Less amount representing interest	(81)

Present value of minimum obligations	1,319
Less current portion	(621)

Non-current portion	$698

  Other Financial Commitments

        Our financial commitments, including our operating leases and purchase commitments for telecommunications and media are as follows at December 31, 2004 (in thousands):

		Year Ending December 31,
Contractual Obligations
	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases	$48,283	$5,141	$6,291	$6,390	$6,308	$5,297	$18,856
Telecommunications purchases	18,275	11,038	7,125	112	—	—	—
Media purchases	46,876	46,876	—	—	—	—	—

Total	$113,434	$63,055	$13,416	$6,502	$6,308	$5,297	$18,856

  Term Loan

        In December 2004, we borrowed $100 million through a term loan facility provided by a credit agreement dated December 3, 2004, among United Online, Inc., the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative agent, and Deutsche Bank Securities, as Lead Arranger.

        The term loan matures in four years and amortizes in an annual amount of $23.3 million in years one, two and three and $30 million in year four, payable in quarterly installments. We have the option to maintain the term loan as either base rate loans or Eurodollar loans, but at no time shall there be outstanding more than four Eurodollar loans. Interest on the loans outstanding under the term loan facility will be payable, at our option, at (a) a base rate equal to the higher of (i) the prime rate plus a margin of 2% and (ii) 0.50% in excess of the overnight federal funds rate plus a margin of 2% or (b) at a eurodollar rate generally equal to LIBOR with a maturity comparable to a selected interest period, plus a margin of 3%. At December 31, 2004, we maintained the $100 million in a base rate loan bearing interest at 7.25%. In January 2005, we converted the base rate loan into multiple Eurodollar loans with staggered interest periods.

        We may make optional prepayments of the term loan, in whole or in part (subject to a minimum prepayment amount), without premium or penalty, and subject to the reimbursement of lenders' customary breakage costs in the case of a prepayment of Eurodollar borrowings. Subject to certain restrictions, we are required to make prepayments of a portion of the term loan from excess cash flow

(commencing in the first quarter of 2006), proceeds of asset sales, insurance recovery and condemnation events and the issuance of equity and debt.

        The facility is collateralized by substantially all of our assets and is unconditionally guaranteed by each of our domestic subsidiaries.

        The credit agreement contains certain financial and other covenants that place restrictions on additional indebtedness by us, liens against our assets, payment of dividends, consolidation, merger, purchase or sale of assets, capital expenditures, investments and acquisitions. At December 31, 2004, we were in compliance with all covenants.

        The credit agreement also includes certain customary events of default such as payment defaults, cross-defaults to other indebtedness, bankruptcy and insolvency, and a change in control, the occurrence of which would cause all amounts under the agreement to become immediately due and payable. At December 31, 2004, no events of default had occurred.

        Future minimum principal payments are as follows at December 31, 2004 (in thousands):

Year Ending December 31,
2005	$23,333
2006	23,333
2007	23,334
2008	30,000

Total	$100,000

        In March 2005, we made a $25 million voluntary prepayment on the term loan. The $25 million will reduce the principal repayments on a pro rata basis.

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

        The following is a discussion of the accounting policies and related estimates that we believe are most critical to understanding our consolidated financial statements, financial position and results of operations and which require complex management judgments, uncertainties and/or estimates.

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

        Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. Our pay accounts generally pay in advance for their service by credit card, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from pay accounts are recorded on the balance sheet as deferred revenue. We offer alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include payment by electronic check, or "ACH", personal check or money order or through a local telephone company. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

        Advertising and commerce revenues primarily consist of fees from Internet search partners that are generated as a result of our active accounts utilizing partner Internet search services, fees generated by our active accounts viewing or clicking on third-party advertisements, fees generated by enabling customer registrations for partners and fees from referring our active accounts to, or from our active accounts making purchases on, sponsors' Web sites. Revenues are recognized provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We recognize advertising and sponsorship revenues in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of (i) impressions delivered divided by the total number of guaranteed impressions or (ii) ratably over the period in which the advertisement is displayed. Our obligations typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements, including referral revenues, is recognized as the related performance criteria are met and when the fees become fixed and determinable. In determining whether an arrangement exists, we ensure that a contract is in place, such as a standard insertion order or a fully executed customer-specific agreement. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of internally tracked performance data to the contractual performance obligation and to third-party or customer performance data in circumstances where that data is available. Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

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

  Goodwill

        We adopted SFAS No. 142 on July 1, 2002. Under SFAS No. 142, goodwill is not amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future results of operations.

        In testing for a potential impairment of goodwill, the estimated fair values of our reporting units are compared with their respective book values, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our pay account base, software and technology, and patents and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with SFAS No. 142, we performed an annual goodwill impairment test during the June 2004 quarter and concluded that, at that time, there was no impairment of our goodwill.

        Goodwill increased by $76.5 million during the year ended December 31, 2004 as a result of acquisitions (see Note 2 to the consolidated financial statements). We recorded reductions in goodwill of $9.5 million and $1.4 million during the December 2004 and December 2003 quarters, respectively, in connection with the release of the deferred tax valuation allowance (see Note 4 to the consolidated financial statements).

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

        The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ (e.g., the useful life of acquired users may not be the same as the useful life of acquired technologies). Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period. Definite-lived identifiable intangible assets are amortized on either a straight-line basis or an accelerated basis. We determine the appropriate amortization method by performing an analysis of expected cash flows over the expected useful life of the asset and match the amortization expense to the expected cash flows from those assets.

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

Recent Accounting Pronouncement

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004). This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee. SFAS No. 123 (revised) becomes effective in the September 2005 quarter and will have a material adverse effect on our results of operations.

        At the required effective date, we will apply this statement using a modified version of prospective application. Under the modified prospective application, this statement applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.

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

Our business will suffer if we are unable to compete effectively.

  Internet Access Competition

        Competition in the Internet access market is intense. We compete with established online service and content providers such as AOL, AOL's Netscape subsidiary and MSN; independent national ISPs such as EarthLink and its PeoplePC subsidiary; companies combining their resources to offer Internet access in conjunction with other services such as Yahoo! and SBC Internet Services, and AOL and Walmart.com; national communications companies and local exchange carriers such as AT&T WorldNet, Qwest Communications International, Inc. and Verizon; cable companies such as Comcast Corporation, Cox Communications, Inc., Charter Communications, Inc. and Adelphia Communications Corporation; local telephone companies; and regional and local commercial ISPs.

        The number of U.S. households using broadband has grown significantly over the last few years and is expected to continue to grow. Broadband access, which includes cable, digital subscriber lines ("DSL"), satellite and wireless, generally offers users faster connection and download speeds than dial-up access for a higher monthly fee, currently ranging from an estimated $27 to $55 per month, although offers for promotional periods have been as low as $10 per month. Pricing for broadband services, particularly for introductory promotional periods, services bundled with cable and telephone services, and services with slower speeds, has been declining and the pricing gap between broadband and premium dial-up access services has been narrowing. As a result of broadband adoption, the total number of dial-up accounts in the U.S. has declined and industry analysts predict that it will continue to decline. The decline in the size of the dial-up market could accelerate significantly if broadband services become widely available at lower prices or if there is significant consumer adoption of broadband applications, such as online video, telephony and music downloads, which depend upon connections that provide significant bandwidth. We currently offer a broadband service in Nashville and Indianapolis through Comcast Corporation's cable systems. The service, however, is not value-priced and we have had a minimal number of subscribers sign up for it. While we review the possibility of offering broadband services from time to time, we currently do not plan to offer broadband services on a significant scale, which will adversely impact our ability to compete for new subscribers and to retain existing subscribers.

        Our success historically has been based on offering dial-up Internet access services at prices below the standard monthly pricing of the premium dial-up services of most of our major competitors. Competition from broadband providers and value-priced providers such as United Online has resulted in significant declines in the number of subscribers to premium priced dial-up services over the last few years. In response to this competition, many competitors have engaged, and are likely to continue to engage, in more aggressive pricing of their dial-up services under their premium-priced brands to obtain and retain users, such as offering up to six free months of service or extended periods of free or discounted pricing. AOL, through its Netscape subsidiary, EarthLink, through its PeoplePC subsidiary, and a number of small providers now offer value-priced services at prices similar to our prices and which are, in some cases, priced below the prices of our services. Partially in response to this competition, we have become more aggressive in offering discounted services and one or more free months of services in order to obtain and retain pay access accounts. Despite these measures, our growth in pay access accounts was limited during the June and September 2004 quarters and our number of access accounts declined in the December 2004 quarter. We believe increased competition, including pricing competition, has adversely impacted our ability to obtain new pay access accounts and to retain our existing accounts, is likely to adversely impact our ability to maintain or grow our pay access account base in the future and may make it more difficult to maintain the current pricing of our services.

        Price competition is particularly relevant to our ability to maintain or grow our accelerator subscription base. A significant portion of our growth in revenues and profitability since early 2003 has been attributable to new subscribers to our accelerator services. When we began offering this service in early 2003, many of our competitors either did not offer a similar service or charged substantially more than we charge for a similar service. Since that time, most of our competitors have started offering a similar service, and several competitors have either decreased their price for these services or have bundled these services into their premium services with no additional fee. Many competitors now market these services as a feature of their value-priced services at no additional cost and these services are now offered, in certain cases, at a price point similar to or lower than our standard price. In particular, Netscape recently began including accelerator functionality in their standard $9.95 offering and PeoplePC has offered their accelerator service combined with their standard value-priced offering at $7.97 per month for introductory periods of up to six months. Increased competition for subscribers to accelerated services could adversely impact our ability to grow or maintain our accelerator subscription base, or could cause us to lower or eliminate our pricing for these services, which would adversely impact our revenues and profits. The growth in the number of subscriptions to this service has been decreasing and is likely to continue to decrease. We cannot assure you that we will be able to continue to maintain or grow our accelerator subscription base at current price levels, or at all.

        Premium-priced Internet access services, in general, include a much wider variety of features than are included in value-priced services, and providers of premium-priced services continue to enhance the features of their offerings in response to competition from broadband and value-priced providers. In particular, many premium-services include at no additional charge telephone technical support, proprietary content, parental controls, multiple accounts and email addresses, increased email storage, virus protection, firewalls, spyware protection and accelerated dial-up functionality. Some providers of value-priced offerings are also incorporating certain of these features into their offerings either at no charge or for an incremental fee. While we offer some additional features to users at no charge or for an incremental fee, we do not offer the range of features included in premium-priced services and, in some cases, included in value-priced services. In particular, we do not offer our own proprietary content. In addition, the incremental fees that we charge for certain features are, in some cases, higher than the incremental fee, if any, charged by other value-priced providers for comparable features. Our decision not to offer a broader variety of features and our charges for additional services or features, particularly accelerated functionality and telephone technical support, may adversely impact our ability to compete and undermine our position as a value-priced provider.

        Many of our competitors have significantly greater brand recognition than we do and spend significantly more on marketing their services than we spend. As a result, we have not participated as extensively as our major competitors in a variety of large distribution channels, such as being pre-bundled on branded computers or being offered at retail outlets of many different major franchises. To the extent our competitors spend significantly more than we do in these and other channels, we may be at a competitive disadvantage. We cannot assure you that our marketing resources will be sufficient for us to continue to compete effectively with our major competitors.

        We expect competition for pay access accounts to continue to intensify and cannot assure you that we will be able to compete successfully. Our inability to compete effectively could require us to make significant revisions to our services and pricing strategies, which could result in increased costs, decreased revenues and the loss of pay access accounts, all of which could materially and adversely impact our financial condition, results of operations and cash flows.

  Classmates Competition

        Competition for subscribers in the online relationships market is intense and rapidly evolving. Classmates competes directly against a small number of companies, including Reunion.com and Monster.com's Military.com service, offering similar online social networking services based on work, school and military communities. Classmates also competes directly with many schools, employers, websites, and associations that maintain their own Internet-based alumni information services. In addition to this direct competition, Classmates competes for subscribers with companies offering a wide variety of social networking services including Web portals such as Yahoo! and MSN that maintain chat rooms and other community-based Web sites and personal networking communities such as Friendster and Myspace. Many of these companies offer a wide variety of services in addition to their social networking services, which may provide them with a competitive advantage in obtaining and retaining subscribers. Many consumers maintain simultaneous relationships with multiple communities, including Internet alumni networks and offline associations, and can easily shift their interest or their spending from one online or offline provider to another. Competitors may be able to launch new businesses serving various communities at relatively low cost. Competitors may be able to hold themselves out as specialists in single communities, making them more appealing to consumers or giving them a perceived competitive advantage. In addition, many social networking services are free or only require payment if certain additional functionality is desired by the user. The continued prevalence of free services could adversely impact our ability to market both our free and pay services.

        Many competitors in this market have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, Classmates has relied extensively on Internet advertising through portals and other Internet service providers, including AOL, MSN and Yahoo!, to grow its base of free and pay accounts. A number of these companies are competitors of United Online with respect to Internet access and other services, and they may not be willing to retain the same advertising relationship going forward. To the extent we are not able to maintain advertising relationships with these companies, our ability to obtain new Classmates' pay and free accounts would be adversely impacted.

  Competition in Additional Service Markets

        One element of our strategy is to offer a variety of subscription services in addition to Internet access and community-based networking services. We currently offer Web-hosting and domain registration services, as well as standalone premium email services, a broadband accelerator product and prepackaged premium content offering. While these services do not generate a significant portion of our revenues, we are actively investing substantial resources in certain of these services. Competition for users of premium email services is intense. The companies we compete with for Internet access subscribers also compete with us for subscribers to email services. In addition, a number of companies, including Yahoo!, MSN and Google, offer premium email services, in certain cases, for free. The market for premium email services is evolving at a rapid pace and we cannot assure you that our offerings will be competitive or commercially viable. While the personal Web-hosting business is fragmented, a number of significant companies, including Yahoo!, currently compete actively for these users. In addition, the personal Web-hosting industry is very application specific, with many of the competitors focusing on specific applications, such as photo sharing, to generate additional users. We cannot assure you that our premium email offerings or our Web-hosting offerings will be competitive or will generate growth in pay accounts.

        In addition, we have evaluated, and expect to continue to evaluate, the development or acquisition of new subscription services. New services may subject us to competition from companies that have more experience with such services, more established brands, and greater financial, marketing and other resources to devote to such services. For example, we intend to develop a new consumer VoIP telephony service. The market for consumer telephone services is extremely competitive and the emergence of VoIP based services will result in increased competition. If we were to offer a VoIP service, our competitors would include established telecommunications and cable companies as well as a number of new companies that offer VoIP based services as their primary business. We cannot assure you that our new services will be competitive or will generate growth in pay accounts.

  Competition for Advertising Customers

        We are dependent upon advertising revenues for a significant portion of our revenues and profits. We compete for advertising revenues with major ISPs, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, social networking Web sites, and various other companies that facilitate Internet advertising. Many of our competitors have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical and sales and marketing resources than we do. This may allow them to devote greater resources to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. We also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets. In certain instances, we generate advertising revenues from companies who are also our competitors. In particular, we generate significant advertising revenues from Overture. Overture is a subsidiary of Yahoo! and we compete directly with Yahoo! for Internet access, email and Web-hosting subscribers and indirectly for subscribers to our social networking services. To the extent competitors who are also sources of significant advertising revenue cease to do business with us, our revenues and profits could suffer.

We may be unable to grow our revenues.

        Our ability to grow our revenues is primarily dependent upon our ability to increase our number of pay subscriptions, our number of pay accounts and our average monthly revenue per pay account ("ARPU"). Increasing our pay subscriptions involves three components: converting free accounts to pay subscriptions, cross-marketing additional subscriptions to pay accounts, and gaining pay accounts from new subscribers who have not previously used our services. The number of free accounts for certain of our services has been decreasing and may continue to decrease in the future. The number of free accounts converting to pay accounts has, from time to time, decreased and may decrease in the future, and we may not be successful in converting free accounts to pay accounts, particularly if our number of free accounts continues to decline or if consumers do not perceive adequate value in our pay services. The number of pay access accounts declined in the December 2004 quarter and the growth in new subscriptions to our accelerated access services has been declining. The number of pay accounts on our Classmates services declined in 2004. Subscriptions to our Web-hosting services have grown modestly since we acquired these services in April 2004. While we have grown subscriptions to our premium email services over the last few quarters, a significant portion of this growth is attributable to changes in our free email services during the December 2004 quarter and we do not anticipate similar growth during future periods. We do not know if we will be able to maintain or grow the number of pay subscriptions to any of these services, and subscriptions to some or all of these services may decrease in future periods.

        Our ability to grow or maintain our number of pay subscriptions may also be dependent on our success in commercializing new services that we either acquire or develop in the future. To the extent we are unable to successfully market our existing services to new users, successfully cross-market additional subscriptions to existing users or successfully acquire or develop and commercialize new services, our pay accounts base could decline. Even if we are successful in growing our pay subscriptions, our revenues may decrease if our ARPU decreases.

        Our ARPU has declined in recent periods primarily as a result of changes in the mix of pay accounts to a larger percentage of lower priced services, particularly as a result the acquisition of Classmates and the introduction of premium email services, and increased use of promotional pricing and discounted plans for our access services. Changes in ARPU in the future will be dependent on a variety of factors including changes in the mix of pay subscriptions and their related pricing plans; the use of promotions, such as one or more free months of service, and discounted pricing plans to obtain or retain subscribers; increases or decreases in the price of our services; the number of services subscribed to by each pay account; pricing and success of new pay services and the penetration of these types of services as a percentage of total pay accounts; and the timing of pay accounts being added or removed during a period. Our pay access accounts, particularly those purchasing our accelerator services, generate higher ARPU than our other services, and our inability to grow these services, the use of promotions and discounted plans with respect to these services, or decreases in the pricing for these services, will adversely impact our ARPU. We anticipate that our ARPU will continue to decrease, at least in the near term. If we are not successful in growing our pay accounts and subscriptions or maintaining or growing our ARPU, our revenues could decrease. A decrease in our revenues could adversely impact our profitability.

Our business is subject to fluctuations.

        Our results of operations and changes in the number and mix of pay accounts from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. A number of factors that may impact us are discussed in greater detail in this Form 10-K, and these factors may affect us from period to period and may affect our long-term performance. As a result, you should not rely on period-to-period comparisons as an indication of future or long-term performance. In addition, these factors create difficulties with respect to our ability to forecast our financial performance and user metrics accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and user metrics. We cannot assure you that we will achieve the expectations or financial projections made by our management or by the financial analysts. In the event we do not achieve such expectations or projections, the price of our common stock could be adversely affected.

If we cannot identify and complete acquisitions, we may not be able to grow and achieve our strategic objectives.

        One of our strategic objectives is to acquire businesses, product lines or technologies which will provide us with an opportunity to leverage our assets and core competencies, or which otherwise will be complementary to our existing businesses. We may not succeed in growing our revenues unless we are able to successfully complete acquisitions. The merger and acquisition market for companies offering Internet subscription services is extremely competitive, particularly for companies who have demonstrated a profitable business model with long-term growth potential. Recently, the public equity markets have been very receptive to companies with these characteristics. As a result, companies with these characteristics, in many cases, trade publicly or are privately valued at multiples of earnings, revenues, operating income and other metrics significantly higher than the multiples at which we are currently valued. Acquisitions may require us to obtain additional debt or equity financing, which may not be available to us on reasonable terms, or at all. In addition, our term loan imposes restrictions on our ability to make acquisitions. These and other factors may make it difficult for us to acquire additional businesses, product lines or technologies at affordable prices, or at all, and there is no assurance that we will be successful in completing additional acquisitions.

We cannot assure you that we will be able to successfully manage, integrate or grow our Web-hosting business and the Classmates business.

        In April 2004, we acquired the assets of About, Inc.'s Web-hosting business and in November 2004, we acquired Classmates. We do not have prior experience in either of these lines of business and may not be able to compete successfully in them. It is our intention to integrate certain operational aspects of each of these businesses with our Internet access business, although we do not currently intend to integrate all operations. To the extent we attempt to integrate various aspects of these businesses, we may not be successful. There may be unanticipated risks, liabilities and costs associated with these businesses, and we cannot assure you that these businesses will have a positive impact on our results of operations. In addition, we cannot assure you that we will be successful in maintaining or growing their pay or free accounts.

Even if we are successful at acquiring additional businesses, product lines or technologies, acquisitions may not improve our results of operations and may adversely impact our business and financial condition.

        We have evaluated, and expect to continue to evaluate, a wide variety of potential strategic transactions that we believe may complement our current or future business activities. We routinely engage in discussions regarding potential acquisitions and any of these transactions could be material to our financial condition and results of operations. Acquiring a business, product line or technology involves many risks, including:

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

        Classmates has subsidiaries operating in Germany and Sweden and we may seek to expand our international business through acquisitions. Acquisitions of foreign businesses involve risks in addition to those mentioned above, including risks associated with potentially unfamiliar regulatory environments and integration difficulties due to cultural and geographic differences. We cannot assure you that any further acquisitions we make will be successful.

Our marketing activities may not be successful in growing our business or maintaining our brands.

        The success of our business model is predicated upon maintaining a marketing budget that is sufficient to grow our revenues while continuing to increase profitability. Our marketing activities may not be effective in maintaining or increasing brand awareness or the size of our pay accounts base. We will be required to incur significant marketing expenses to maintain our brands and we may not be successful in increasing pay accounts, subscriptions or revenues. This could result in increased costs without a commensurate increase in revenues, which could adversely affect our profitability. We have increased the number of brands under which our services our marketed and we may not have adequate resources to maintain all of our brands. Capital limitations or other factors could cause us to decrease our marketing budget, which would adversely impact our ability to maintain our brands and grow our revenues. We cannot assure you that our marketing activities will be successful.

        We obtain a significant number of new pay access accounts through our offline distribution channels, primarily Best Buy. If the number of new pay accounts acquired through Best Buy were to decrease, such decrease could negatively impact our pay account growth and our revenues and profitability could be negatively impacted.

If we are unable to retain users, our business and financial results will suffer.

        Historically, an average of four to five percent of our pay accounts were canceled each month, which we refer to as subscriber churn. Our churn percentage is calculated based on the average number of pay accounts for a period. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. We do not include in our churn percentage calculation those accounts cancelled during the first thirty days of service unless the accounts have upgraded from free accounts, although a number of such accounts will be included in our account totals at any given measurement date. We have experienced, and will likely continue to experience, a higher churn percentage in our accelerated access services accounts than in our standard access services accounts. In addition, the churn of Classmates' pay accounts has historically been higher than the churn of our access accounts, and the Classmates' churn has fluctuated significantly from quarter to quarter due to seasonality issues and the timing of termination of multi-month programs. As a result, it is likely that our overall churn will be higher in future periods and may fluctuate from period to period. If we continue to experience a high level of churn in our Classmates and accelerator accounts, it will make it more difficult to grow or retain the number of those accounts and the size of our overall pay accounts base. If we experience an increased percentage of cancellations, or if we are unable to attract new pay accounts in numbers sufficient to increase our overall pay accounts, our revenues and profitability may be adversely affected.

        In addition, the number of active free accounts has a significant impact on our ability to attract advertisers, on the number of advertising impressions we have available to sell, and on how many pay subscriptions we can potentially acquire through marketing our pay services to our active free accounts. Each month, a significant number of free accounts become inactive and we may experience continued declines in the number of active free accounts, particularly if we continue to focus all of our marketing efforts on our pay services or impose limitations on our free services. In addition, a user may have more than one account on more than one of our services, and we are not able to determine in most cases the number of accounts held by an individual. As such, the actual number of unique individuals using our services may be much lower than our total number of accounts.

We may not successfully develop and market new services in a timely or cost-effective manner; consumers or advertisers may not accept our new products.

        We may not be able to compete effectively if we are not able to adapt to changes in technology and industry standards or develop or acquire and successfully commercialize new and enhanced services. New services, such as the proposed VoIP telephony service currently in development, may be dependent on our obtaining needed technology or services from third parties, which we may not be able to obtain in a timely manner, upon terms acceptable to us, or at all. Our ability to compete successfully will also depend upon the continued compatibility of our services with products offered by various vendors, which we may not be able to achieve.

        We have expended, and may in the future expend, significant resources developing, acquiring and implementing new services such as our proposed VoIP service. Product development involves a number of uncertainties, including unanticipated delays and expenses. New services may have technological problems or may not be accepted by our consumers or advertisers. We cannot assure you that we will be successful in developing or acquiring new or enhanced services, such as our proposed VoIP service, or that new services will be commercially successful.

Seasonal trends in Internet usage and advertising sales may cause fluctuations in our results of operations.

        Seasonal trends could affect revenues, operating expenses and the rate at which users sign up for our services. Decreased usage during seasonal periods could decrease advertising inventory and adversely impact advertising revenue. Increased usage due to seasonality may result in increased telecommunications costs for such period. We have experienced lower usage of our access services in the summer months and this trend may continue. We also have experienced a lower rate of people signing up for our access services during the spring and summer months when compared to the fall and winter months, and this trend may continue. Because our operating history for certain of our services is limited, particularly as it relates to our community-based networking services, it is difficult for us to accurately forecast seasonal trends and plan accordingly. Seasonality may result in significant fluctuations in our results of operations and the number of users signing up for, or accessing, our services.

We may be unable to maintain or grow our advertising revenues, particularly if we lose key advertising relationships. Reduced advertising revenues may reduce our profits.

        Advertising and commerce revenues are an important component of our revenues and profitability. Our revenues from advertising have in the past fluctuated, and may in the future fluctuate, due to a variety of factors including, without limitation, changes in the online advertising market, decreases in capital available to Internet and other companies, changes in our advertising inventory and the effect of key advertising relationships. As discussed above, competition for advertising dollars is intense and our advertising revenues could decline as a result of reduced rates as well as reduced inventory.

        A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. In the past, we have experienced a number of situations where significant advertising arrangements were terminated early, were not renewed, were renewed at significantly lower rates or were renegotiated during the term of the arrangement. We derived approximately 34% of our advertising and commerce revenues during the December 2004 quarter from Internet search fees provided through our agreement with Overture. Our agreement with Overture expires in March 2007. The competition among search services is increasing. If there were a significant decrease in search fees from our agreement from Overture due to users using competitive services or other factors, such decrease would adversely impact our results of operations. Our business, financial position, results of operations and cash flows may be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

If our access accounts usage increases or our telecommunications costs increase, our business may suffer.

        Other than sales and marketing, our telecommunications costs are our largest expense. If the average monthly usage of our pay access subscribers increases, or if our average hourly telecommunications cost increases, our profitability may be adversely impacted.

Provisions of our term loan restrict our business operations and may restrict our access to additional funding in the future.

        We have a term loan with a group of financial institutions secured by substantially all of our assets. The terms of the term loan contain customary events of default and covenants that limit us from taking certain actions without obtaining the consent of the lenders. In addition, our term loan agreement requires us to achieve certain financial ratios. These restrictions and covenants limit our ability to respond to changing business and economic conditions, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us, including strategic acquisitions. Covenants in our term loan agreement also restrict our ability to incur indebtedness, repurchase our common stock, distribute dividends and provide financing to our foreign subsidiaries.

        A breach of our term loan agreement, including our inability to comply with the required financial ratios, could result in a default under our term loan. In the event of any default under our term loan, the lenders would be entitled to accelerate the repayment of amounts outstanding, plus accrued and unpaid interest. Moreover, these lenders would have the option to proceed to foreclose against the assets securing our obligations. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern.

Our access business is dependent on a small number of telecommunications carriers. Our inability to maintain agreements at attractive rates with these carriers may negatively impact our business.

        Our access business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network and data services we require, and the majority of our telecommunications services is currently purchased from Level 3 Communications and a significant portion is currently purchased from MCI and Pac-West. Furthermore, in the past, several vendors have ceased operations or ceased offering the services we require, causing us to switch vendors. Vendors may experience significant financial difficulties and be unable to perform satisfactorily or to continue to offer their services. MCI, Level 3 Communications and Pac-West have a significant amount of debt obligations. The loss of vendors has resulted, and may in the future result, in increased costs, decreased service quality and the loss of users. In particular, the failure of Level 3 Communications, MCI or Pac-West to continue to provide the scope, quality and pricing of services currently provided could materially and adversely affect our business and results of operations. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Certain of our telecommunications providers compete with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, financial position, results of operations and cash flows.

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

If we fail to manage our telecommunications or our internal network capacities, our access service levels may suffer or we may experience increased per-account costs.

        We will have to accurately anticipate our future telecommunications capacity needs within lead-time requirements. If we fail to procure sufficient quantities of telecommunications services, we may be unable to provide our users with acceptable service levels. Conversely, if we purchase excessive amounts of telecommunications services we will have increased costs, which could decrease our profitability. We have experienced such overcapacity in the past, and we may experience overcapacity in the future. Our failure to effectively manage telecommunications costs could adversely affect our reputation as a quality provider of Internet services or could adversely affect our profitability.

        In addition, we may from time to time experience increases in our telecommunications usage that exceed our then-available telecommunications capacity and the capacity of our internal servers. As a result, users may be unable to register or log on to our services, may experience a general slow-down in their Internet access or may be disconnected from their sessions. Excessive user demand could also result in system failures of our internal server networks, which would prevent us from generating advertising revenues. Inaccessibility, interruptions or other limitations on the ability to access our services due to excessive user demand, or any failure of our servers to handle user traffic, could adversely effect our reputation, lead to subscriber cancellations and could adversely affect our revenues.

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

        The software that operates most of our billing and customer support systems for our access service is licensed from Portal Software, Inc. and Remedy, a BMC Software Company, and we use a combination of Portal, Remedy and other third-party and internally developed software applications for such customer billing and support. The billing system for Classmates relies on a combination of software licensed from Art Technology Group Inc. ("ATG"), other third-party software applications as well as internally developed software applications. Customer billing and support is a highly complex process, and our systems must efficiently interface with other third parties' systems such as the systems of credit card processing companies and other companies to whom we outsource billing and support functions. Our ability to accurately and efficiently bill and support our users is dependent on the successful operation of our billing and support systems and third parties' systems upon which we rely. In addition, our ability to offer new pay services or alternative payment plans is dependent on our ability to customize our billing and support systems. Issues associated with these systems could cause a variety of problems including the failure to bill and collect from users on a timely basis, over-charging or under-charging users, inaccurate financial and customer data, excessive credit card chargebacks or refunds, delays in new product or payment plan introductions and other billing-related errors. Such problems could lead to inaccurate reporting from time to time, which could adversely affect our business, financial position, results of operations and cash flows. We have experienced billing and support problems from time to time and may experience additional problems in the future. The failure of our software vendors to provide software upgrades and technical support, the failure of the Portal, Remedy, ATG or internally developed software to operate accurately, problems with our credit card processor or other billing and support vendors and any other failures or errors in our billing and support systems could materially and adversely affect our business, financial position, results of operations and cash flows.

We are dependent on third parties for technical support and customer service and our business may suffer if they are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us.

        Our business and financial results depend, in part, on the availability and quality of our customer support services. We outsource a majority of the live technical and billing support functions to ClientLogic Corporation pursuant to an agreement that terminates in June 2005. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that ClientLogic becomes unable or unwilling to offer these services to us. At times, users seeking live customer support have experienced lengthy waiting periods to reach support personnel who are trained to provide the technical or billing support they require. ClientLogic has also experienced outages in the past where they were unable to support our users. Maintaining desired customer support levels may require significantly more support personnel than are currently available to us, or significantly greater expense than we choose to incur. If ClientLogic does not provide us with quality services, or if our relationship with ClientLogic terminates and we are unable to transition such services in-house or to a replacement vendor in an orderly, cost-effective and timely manner, our reputation, business and results of operations would suffer. In addition, we prepay significant amounts in advance to ClientLogic under our agreement with them, and any failure by them to perform the services for which we have prepaid would negatively impact our financial position.

If our software or hardware contains errors or fails, if we fail to operate our services effectively or if we encounter difficulties integrating our systems and technologies, our business could be seriously harmed.

        Our services, and the hardware and software systems underlying our services, are complex. Our systems may contain undetected errors or failures and are susceptible to human error. We have in the past encountered, and may in the future encounter, software and hardware errors, system design errors and errors in the operation of our systems. This has resulted in, and may in the future result in, a number of adverse consequences, which have included or may include:

  •
  users being disconnected from our services or being unable to access our services;

  •
  loss of data or revenue;

  •
  injury to reputation; and

  •
  diversion of development resources.

        We have experienced technical and customer support issues associated with our services and software releases. These issues have resulted in users discontinuing their service and have adversely impacted our revenues. A number of our material technologies and systems are based on different platforms. To the extent we attempt to integrate these technologies and systems, we may experience a number of difficulties, errors, failures and unanticipated costs. In addition, our business relies on third-party software including, without limitation, software licensed from Oracle for our internal operations, software licensed from Portal and Remedy for billing and customer support, and software licensed from SlipStream Data Inc. for our accelerated services. Any significant failure of this software could materially and adversely affect our business, financial position, results of operations and cash flows. Our services also rely on their compatibility with other third-party systems, particularly operating systems. Incompatibility with future changes to third-party software upon which our systems rely could materially affect our ability to deliver our services. We cannot assure you that we will not experience significant technical problems with our services in the future.

A security breach or inappropriate use of our network or services could expose us to claims.

        The future success of our business will depend on the security of our network and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, providers of customer support services and other vendors. Unauthorized or inappropriate access to, or use of, our network, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our users and of third parties. Third parties have in the past used our network, services and brand names to perpetrate crimes, such as identity theft or credit card theft, and may do so in the future. Users or third parties may assert claims of liability against us as a result of any failure by us to prevent these activities. Although we use security measures which we believe to be industry standard, we cannot assure you that the measures we take will be successfully implemented or will be effective in preventing these activities. We also cannot assure you that the security measures of our third-party network providers, providers of customer and billing support services or other vendors will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation and may interfere with our ability to provide our services, all of which could adversely impact our business.

Harmful software programs such as viruses could disrupt our business.

        Our business is dependent on the continued acceptance of the Internet as an effective medium. Damaging software programs, such as computer viruses, worms and Trojan horses, have from time to time been disseminated through the Internet and have caused significant disruption to Internet users. Certain of these programs have disabled the ability of computers to access the Internet, requiring users to obtain technical support in order to gain access to the Internet. Other programs have had the potential to damage or delete computer programs. The development and widespread dissemination of harmful programs has the potential to seriously disrupt Internet usage. If Internet usage is significantly disrupted for an extended period of time, or if the prevalence of these programs results in decreased residential Internet usage, our business could be materially and adversely impacted. In addition, actions taken by us or our telecommunications providers to attempt to minimize the spread of harmful programs could adversely impact our users' ability to utilize our services.

Our failure to protect our proprietary rights could harm our business.

        Our trademarks, patents, copyrights, domain names and trade secrets are important to the success of our business. We principally rely upon patent, trademark, copyright, trade secret and contract laws to protect our proprietary technology. We cannot be certain that we have taken adequate steps to prevent misappropriation of our rights. Our failure to adequately protect our proprietary rights could adversely affect our brands.

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

Legal actions, particularly those associated with proprietary rights, could subject us to substantial liability and expense and require us to change our business practices.

        We are currently, and have been in the past, party to various legal actions in the ordinary course of our business. These actions include, without limitation, claims that we infringe third party patents, claims and investigations by governmental agencies and private parties in connection with consumer protection laws, claims in connection with employment practices, securities laws claims, breach of contract claims and other business related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims including, without limitation, claims for defamation, negligence, trademark infringement and copyright infringement, and privacy matters.

        Defending against lawsuits involves significant expense and diversion of management's attention and resources from other matters. We may not prevail in existing actions or actions that may be brought in the future. The failure to successfully defend against certain types of claims, including claims based on infringement of proprietary rights, could require us to change our business practices or obtain licenses from third parties, which licenses may not be available on acceptable terms, if at all. Lawsuits also involve the risk of significant settlements or judgments against us. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial position, results of operations and cash flows.

We may not realize the benefits associated with our intangible assets and may be required to record a significant charge to earnings if we must reassess and impair our goodwill or identifiable intangible assets.

        We are required, under accounting principles generally accepted in the United States, to review our intangible assets for impairment when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. Goodwill is required to be tested for impairment at least annually. We have experienced impairment losses in the past and we cannot assure you that we will not experience impairment losses in the future. Any such loss could adversely and materially impact our financial condition and results of operations.

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

        Changes in the regulatory environment regarding the Internet could decrease our revenues and increase our costs. Currently, ISPs are considered "information service" providers rather than "telecommunications" providers, and therefore are not directly regulated by the Federal Communications Commission. Accordingly, regulations that apply to telephone companies and other telecommunications common carriers currently do not apply to us. However, we could become subject to FCC and state regulation as Internet access services and telecommunications services converge. Moreover, if we offer new services that are subject to different and additional governmental regulation, such as the proposed VoIP service, we may have to comply with laws and regulations that currently are not applicable to us. If the regulatory status of ISPs changes or if we offer new services that subject us to new laws and regulations, our business may be adversely affected.

        Although the Internet Tax Freedom Act, which placed a moratorium on new state and local taxes on Internet commerce, has been extended through November 2007, future laws imposing taxes or other regulations on the provision of goods and services over the Internet could make it substantially more expensive to operate our business.

        Our business is also subject to a variety of other U.S. and foreign laws and regulations that could subject us to liabilities, claims or other remedies, such as laws relating to bulk email or "spam," access to various types of content by minors, anti-spyware initiatives, encryption, data protection and consumer protection. Compliance with these laws and regulations is complex and may impose significant additional costs on us. In addition, the regulatory framework relating to Internet services is evolving and both the federal government and states from time to time pass legislation that impacts our business. It is likely that additional laws and regulations will be adopted that would affect our business. We cannot predict the impact that future regulatory changes or developments may have on our business, financial condition, results of operations or cash flows. The enactment of any additional laws or regulations, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

Our business could be shut down or severely impacted by a catastrophic event.

        Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fire, earthquakes, power loss, telecommunications failures, terrorism and similar events. We have experienced situations where power loss and telecommunications failures have adversely impacted our services, although to date such failures have not been material to our operations. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our headquarters in Woodland Hills, California and at facilities in Los Angeles, California; San Jose, California; Ashburn, Virginia; Renton, Washington and New York, New York. In the past, areas in California have experienced repeated episodes of diminished electrical power supply, or "rolling blackouts." A natural disaster, terrorism, power blackout or other unanticipated problem at our headquarters or at a network hub, or within a third-party network provider's network, could cause interruptions in the services that we provide. Our systems are not fully redundant. Any prolonged disruption of our services due to system failures could result in user turnover and decreased revenues.

Our business could be severely impacted due to political instability or other factors in India.

        We have a significant number of employees located in our India office. Our operations in India primarily handle email customer support, product development and quality assurance. A portion of our outsourced customer support is also based in India. Our product development, customer support and quality assurance operations would be severely disrupted if telecommunications issues, political instability or other factors adversely impacted these operations or our ability to communicate with these operations. Any disruption that continued for an extended period of time would likely have a material adverse effect on our ability to service our customers and develop our products since it would take a significant period of time to transition these operations internally or to an outside vendor. If we were to cease our operations in India and transfer these operations to another geographic area, such change could result in increased overhead costs which could materially and adversely impact our results of operations.

We cannot predict our future capital needs and we may not be able to secure additional financing.

        We may need to raise additional funds in the future to fund our operations, for acquisitions of businesses or technologies or for other purposes. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or not available when required in sufficient amounts or on acceptable terms, we may not be able to devote sufficient cash resources to continue to provide our services in their current form, acquire additional users, enhance or expand our services, respond to competitive pressures or take advantage of perceived opportunities, and our business and its future prospects may suffer.

We have anti-takeover provisions that may make it difficult for a third party to acquire us.

        Provisions of our certificate of incorporation, our bylaws and Delaware law could make it difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders because of a premium price offered by a potential acquirer. In addition, our board of directors adopted a stockholder rights plan, which is an anti-takeover measure that will cause substantial dilution to a person who attempts to acquire our company on terms not approved by our board of directors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

        We have interest rate risk primarily related to our investment portfolio. We maintain a short-term investment portfolio consisting of U.S. commercial paper, U.S. Government or U.S. Government Agency obligations, municipal obligations and money market funds. Our primary objective is the preservation of principal and liquidity while maximizing yield. The minimum long-term rating is A, and if a long-term rating is not available, we require a short-term credit rating of A1 and P1. The value of these investments may fluctuate with changes in interest rates. However, we believe this risk is immaterial due to the short-term nature of the investments.

Foreign Currency Risk

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Indian Rupee (INR) and the Euro, which may result in a gain or loss of earnings to us. The volatility of the INR and the Euro (and all other applicable currencies) is monitored throughout the year. We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. dollar. Since the functional currencies of our foreign operations are denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in operating expenses. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For financial statements, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Management of United Online, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

        The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2004, the Company's internal control over financial reporting was effective.

        Management has excluded Classmates Online, Inc. and its subsidiaries from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination in November 2004. Classmates Online, Inc. is a wholly-owned subsidiary of the Company whose total assets and total revenues represent 31% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting at December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEMS 10, 11, 12, 13 and 14

        The information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference to our definitive proxy statement relating to our 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

        1.    Consolidated Financial Statements:

        2.    Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	F-40

        All other schedules have been omitted because the information required to be set forth therein is not applicable, not required or is shown in the consolidated financial statements or notes thereto.

        3.    Exhibits:

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
2.1	Agreement and Plan of Merger, dated October 23, 2004, among United Online, Inc., Mariner Acquisition Corp. and Classmates Online, Inc.		8-K	000-33367	11/4/2004
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1
	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.6	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.7	Classmates Online, Inc. 2004 Stock Plan		S-8	333-121217	2/11/2005
10.8	United Online, Inc. 2004 Management Bonus Plan		10-Q	000-33367	5/3/2004
10.9	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-KT	000-33367	2/5/2004
10.10	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.11	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004

10.12	Amended and Restated Employment Agreement between the Registrant and Brian Woods		10-KT	000-33367	2/5/2004
10.13	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.14
	Credit Agreement, dated as of December 3, 2004, among United Online, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank Securities Inc., as Lead Arranger (the "Credit Agreement")		8-K	000-33367	12/3/2004
10.15	First Amendment to Credit Agreement, dated as of December 13, 2004		8-K	000-33367	12/14/2004
10.16	Second Amendment to Credit Agreement, dated as of March 11, 2005	X		000-33367	3/16/2005
21.1	List of Subsidiaries	X		000-33367	3/16/2005
23.1	Consent of Independent Registered Public Accounting Firm	X		000-33367	3/16/2005
24.1	Power of Attorney (see Power of Attorney in the signature page hereto)	X		000-33367	3/16/2005
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/16/2005
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/16/2005
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/16/2005
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/16/2005

(b)   Exhibits

        The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(c)   Financial Statement Schedules

        The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 15(a)(2) of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2005.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 16, 2005.

Signature	Title	Date

/s/ MARK R. GOLDSTON Mark R. Goldston	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer and Director)	March 16, 2005
/s/ CHARLES S. HILLIARD Charles S. Hilliard	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 16, 2005
/s/ NEIL P. EDWARDS Neil P. Edwards	Senior Vice President, Finance, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2005
/s/ JAMES T. ARMSTRONG James T. Armstrong	Director	March 16, 2005
/s/ ROBERT BERGLASS Robert Berglass	Director	March 16, 2005

/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	March 16, 2005
/s/ DENNIS HOLT Dennis Holt	Director	March 16, 2005
/s/ CAROL A. SCOTT Carol A. Scott	Director	March 16, 2005

EXHIBIT INDEX

Incorporated by Reference to
No.		Filed with this Form 10-K
	Exhibit Description		Form	File No.	Date Filed
2.1	Agreement and Plan of Merger, dated October 23, 2004, among United Online, Inc., Mariner Acquisition Corp. and Classmates Online, Inc.		8-K	000-33367	11/4/2004
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1
	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.5	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.6	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.7	Classmates Online, Inc. 2004 Stock Plan		S-8	333-121217	2/11/2005
10.8	United Online, Inc. 2004 Management Bonus Plan		10-Q	000-33367	5/3/2004
10.9	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-KT	000-33367	2/5/2004
10.10	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.11	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004

10.12	Amended and Restated Employment Agreement between the Registrant and Brian Woods		10-KT	000-33367	2/5/2004
10.13	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.14
	Credit Agreement, dated as of December 3, 2004, among United Online, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank Securities Inc., as Lead Arranger (the "Credit Agreement")		8-K	000-33367	12/3/2004
10.15
	First Amendment to Credit Agreement, dated as of December 13, 2004, among United Online, the lenders from time to time party to the Credit Agreement and Deutsche Bank Trust Company Americas, as Administrative Agent		8-K	000-33367	12/14/2004
10.16	Second Amendment to Credit Agreement, dated as of March 11, 2005	X		000-33367	3/16/2005
21.1	List of Subsidiaries	X		000-33367	3/16/2005
23.1	Consent of Independent Registered Public Accounting Firm	X		000-33367	3/16/2005
24.1	Power of Attorney (see Power of Attorney in the signature page hereto)	X		000-33367	3/16/2005
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/16/2005
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/16/2005
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/16/2005
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/16/2005

UNITED ONLINE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of United Online, Inc.:

        We have completed an integrated audit of United Online, Inc.'s (the "Company") 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its December 31, 2003 and June 30, 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004, the six months ended December 31, 2003, and the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in "Management's Report on Internal Control Over Financial Reporting", management has excluded Classmates Online, Inc. and its subsidiaries from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination in November 2004. We have also excluded Classmates Online, Inc. from our audit of internal control over financial reporting. Classmates Online, Inc. is a wholly-owned subsidiary of the Company whose total assets and total revenues represent 31% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 15, 2005

UNITED ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$56,512	$8,908
Short-term investments	176,281	194,815
Accounts receivable, net of allowance for doubtful accounts of $647 and $288 at December 31, 2004 and 2003, respectively	17,534	14,065
Deferred tax assets, net	24,630	22,707
Other current assets	13,058	9,390

Total current assets	288,015	249,885
Property and equipment, net	27,006	13,428
Deferred tax assets, net	51,573	3,666
Goodwill	76,458	9,541
Intangible assets, net	70,558	30,727
Other assets	6,242	632

Total assets	$519,852	$307,879

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$45,379	$31,388
Accrued liabilities	18,320	14,028
Deferred revenue	49,293	24,639
Current portion of term loan	23,333	—
Current portion of capital leases	621	—

Total current liabilities	136,946	70,055
Deferred revenue	1,661	—
Term loan	76,667	—
Capital leases	698	—
Other liabilities	2,181	—

Total liabilities	218,153	70,055

Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 61,074 and 63,944 shares issued and outstanding at December 31, 2004 and 2003, respectively	6	6
Additional paid-in capital	491,757	535,228
Deferred stock-based charges	(8,477)	—
Accumulated other comprehensive income (loss)	(9)	1,648
Accumulated deficit	(181,578)	(299,058)

Total stockholders' equity	301,699	237,824

Total liabilities and stockholders' equity	$519,852	$307,879

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

			Year Ended June 30,
	Year Ended December 31, 2004	Six Months Ended December 31, 2003
			2003	2002
Revenues:
Billable services	$410,821	$167,639	$247,790	$141,005
Advertising and commerce	37,796	18,099	29,505	26,510

Total revenues	448,617	185,738	277,295	167,515

Operating expenses:
Cost of billable services (including stock-based charges, see Note 9)	94,999	46,182	89,293	74,227
Cost of free services (including stock-based charges, see Note 9)	7,393	3,953	12,603	33,129
Sales and marketing (including stock-based charges, see Note 9)	178,981	70,526	86,623	40,220
Product development (including stock-based charges, see Note 9)	27,454	10,488	23,054	24,779
General and administrative (including stock-based charges, see Note 9)	39,894	14,022	27,805	30,722
Amortization of intangible assets	20,403	7,928	16,411	14,156
Restructuring charges	—	—	(215)	4,228

Total operating expenses	369,124	153,099	255,574	221,461

Operating income (loss)	79,493	32,639	21,721	(53,946)
Interest and other income, net	3,936	2,407	4,290	6,136

Income (loss) before income taxes	83,429	35,046	26,011	(47,810)
Provision (benefit) for income taxes	(34,051)	1,719	(1,781)	—

Net income (loss)	$117,480	$33,327	$27,792	$(47,810)

Net income (loss) per share—basic	$1.91	$0.52	$0.45	$(0.90)

Net income (loss) per share—diluted	$1.81	$0.48	$0.41	$(0.90)

Shares used to calculate basic net income (loss) per share	61,404	64,163	61,688	53,309

Shares used to calculate diluted net income (loss) per share	65,012	69,504	67,074	53,309

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

		Six Months Ended December 31, 2003	Year Ended June 30,
	Year Ended December 31, 2004
			2003	2002
Net income (loss)	$117,480	$33,327	$27,792	$(47,810)
Unrealized gain (loss) on short-term investments, net of tax of $(452), $(553), $992 and $0 for the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002	(1,666)	(796)	1,429	148
Foreign currency translation	9	—	—	—

Comprehensive income (loss)	$115,823	$32,531	$29,221	$(47,662)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock				Deferred Stock- Based Charges	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Notes Receivable From Stockholders			Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2001	37,719	$4	$460,990	$(829)	$(9,708)	$867	$(312,367)	$138,957
Issuance of common stock through employee stock purchase plan	358	—	516	—	—	—	—	516
Exercises of stock options	1,640	—	3,630	(700)	—	—	—	2,930
Repurchases of option shares exercised	(35)	—	(35)	—	—	—	—	(35)
Issuance of common stock and options assumed in connection with acquisitions	22,385	2	81,264	—	—	—	—	81,266
Repurchases of common stock	(1,500)	—	(3,557)	—	—	—	—	(3,557)
Cancellations of previously issued equity awards	—	—	(3,184)	—	3,184	—	—	—
Repayments of notes receivable from stockholders	—	—	—	6	—	—	—	6
Stock-based charges	—	—	—	—	6,417	—	—	6,417
Issuance of restricted shares to employees	284	—	—	—	—	—	—	—
Unrealized gain on short-term investments, net of tax	—	—	—	—	—	148	—	148
Interest earned on notes receivable from stockholders	—	—	—	(52)	—	—	—	(52)
Net loss	—	—	—	—	—	—	(47,810)	(47,810)

Balance at June 30, 2002	60,851	6	539,624	(1,575)	(107)	1,015	(360,177)	178,786
Issuance of common stock through employee stock purchase plan	939	—	1,862	—	—	—	—	1,862
Exercises of stock options	2,682	—	6,962	—	—	—	—	6,962
Repurchases of common stock	(762)	—	(7,777)	—	—	—	—	(7,777)
Stock-based charges	—	—	—	—	107	—	—	107
Unrealized gain on short-term investments, net of tax	—	—	992	—	—	1,429	—	2,421
Tax benefits from stock options	—	—	5,184	—	—	—	—	5,184
Interest earned on notes receivable from stockholders	—	—	—	(78)	—	—	—	(78)
Repayments of notes receivable from stockholders	—	—	—	1,653	—	—	—	1,653
Net income	—	—	—	—	—	—	27,792	27,792

Balance at June 30, 2003	63,710	6	546,847	—	—	2,444	(332,385)	216,912
Issuance of common stock through employee stock purchase plan	525	—	1,679	—	—	—	—	1,679
Exercises of stock options	1,698	—	8,971	—	—	—	—	8,971
Exercise of warrants	35	—	—	—	—	—	—	—
Repurchases of common stock	(2,024)	—	(40,002)	—	—	—	—	(40,002)
Unrealized loss on short-term investments, net of tax	—	—	(553)	—	—	(796)	—	(1,349)
Tax benefits from stock options	—	—	18,286	—	—	—	—	18,286
Net income	—	—	—	—	—	—	33,327	33,327

Balance at December 31, 2003	63,944	6	535,228	—	—	1,648	(299,058)	237,824
Issuance of common stock through employee stock purchase plan	381	—	3,045	—	—	—	—	3,045
Exercises of stock options	1,856	—	6,015	—	—	—	—	6,015
Repurchases of common stock	(5,582)	—	(74,509)	—	—	—	—	(74,509)
Issuance of restricted stock	575	—	11,448	—	(11,448)	—	—	—
Repurchase of restricted stock	(100)	—	(1,991)	—	1,991	—	—	—
Options assumed in connection with acquisition	—	—	4,325	—	(1,445)	—	—	2,880
Stock-based charges	—	—	24	—	2,425	—	—	2,449
Unrealized loss on short-term investments, net of tax	—	—	(452)	—	—	(1,666)	—	(2,118)
Foreign currency translation	—	—	—	—	—	9	—	9
Tax benefits from stock options	—	—	8,624	—	—	—	—	8,624
Net income	—	—	—	—	—	—	117,480	117,480

Balance at December 31, 2004	61,074	$6	$491,757	$—	$(8,477)	$(9)	$(181,578)	$301,699

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Six Months Ended December 31, 2003	Year Ended June 30,
	Year Ended December 31, 2004
			2003	2002
Cash flows from operating activities:
Net income (loss)	$117,480	$33,327	$27,792	$(47,810)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	29,151	11,076	27,560	32,415
Allowance for doubtful accounts	—	—	—	98
Stock-based charges	2,449	—	107	6,417
Deferred taxes	(61,478)	(5,632)	(4,336)	—
Tax benefits from stock options	25,156	7,000	1,464	—
Other	1,005	621	866	275
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	220	(1,645)	(2,832)	3,730
Other assets	(4,122)	(3,180)	4,050	16,540
Accounts payable and accrued liabilities	11,356	5,302	6,678	(20,103)
Deferred revenue	848	1,023	3,757	3,885
Other liabilities	1,895	—	—	—

Net cash provided by (used for) operating activities	123,960	47,892	65,106	(4,553)

Cash flows from investing activities:
Purchases of property and equipment	(12,510)	(5,075)	(5,983)	(1,465)
Purchases of patent rights	(926)	—	—	(18)
Purchases of short-term investments	(329,083)	(228,941)	(141,422)	(139,826)
Proceeds from maturities of short-term investments	344,519	208,130	75,400	90,841
Proceeds from sales of assets, net	92	—	—	1,011
Proceeds from sale of cost-basis investment	—	—	750	—
Cash paid for acquisitions, net of cash acquired	(110,102)	—	(8,388)	32,496

Net cash used for investing activities	(108,010)	(25,886)	(79,643)	(16,961)

Cash flows from financing activities:
Payments on capital leases	(166)	(34)	(2,968)	(5,197)
Proceeds from term loan and line of credit, net	107,569	—	—	—
Repayment of line of credit	(10,300)	—	—	(2,143)
Repayment of notes receivable from stockholders	—	—	1,653	6
Proceeds from exercises of stock options	6,015	8,971	6,962	2,930
Proceeds from employee stock purchase plan	3,045	1,679	1,862	516
Repurchases of common stock and option shares exercised	(74,509)	(40,002)	(7,777)	(3,592)

Net cash provided by (used for) financing activities	31,654	(29,386)	(268)	(7,480)

Change in cash and cash equivalents	47,604	(7,380)	(14,805)	(28,994)
Cash and cash equivalents, beginning of period	8,908	16,288	31,093	60,087

Cash and cash equivalents, end of period	$56,512	$8,908	$16,288	$31,093

Supplemental disclosure of cash flows:
Cash paid for interest	$9	$1	$86	$547
Cash paid for income taxes	2,851	250	225	—
Supplemental disclosure of non-cash investing and financing activities:
Stock option tax benefits recognized in connection with the release of the deferred tax valuation allowance	$—	$15,006	$3,720	$—
Reduction in goodwill and intangibles in connection with the release of the deferred tax valuation allowance	20,782	1,399	—	—
Issuance of common stock and options assumed for acquisitions	2,880	—	—	81,266
Notes receivable from stockholders in connection with the exercise of stock options	—	—	—	700

The accompanying notes are an integral part of these consolidated financial statements.

1.     DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENT

Description of Business

        United Online, Inc. ("United Online" or the "Company") is a leading provider of consumer Internet subscription services through a number of brands, including NetZero, Juno, and Classmates Online. The Company's pay services include dial-up Internet access, community-based networking, personal Web-hosting, and premium email services, among others. The Company also offers, at no charge, advertising-supported versions of certain of its services. In addition, the Company offers marketers a broad array of Internet advertising products, including online market research and measurement services.

        United Online is a Delaware corporation that commenced operations in 2001 following the merger of Internet access providers NetZero, Inc. and Juno Online Services, Inc. (the "Merger"). During 2004, the Company completed the acquisitions of Classmates Online, Inc. ("Classmates"), a leading provider of community-based networking services, and the Web-hosting and domain name registration business of About Web Services, Inc. The Company's corporate headquarters are located in Woodland Hills, California, and the Company also maintains offices in Renton, Washington; New York, New York; San Francisco, California; Orem, Utah; Hyderabad, India; Munich, Germany; and Järfälla, Sweden.

        From inception through the year ended June 30, 2002, the Company and NetZero, as the Company's predecessor, incurred operating losses and reported negative operating cash flows. In the six months ended December 31, 2003 and the year ended June 30, 2003, the Company reported operating income and positive cash flows from operations. For the year ended December 31, 2004, the Company reported operating income and cash flows from operations of $79.5 million and $124.0 million, respectively. At December 31, 2004, the Company had cash and cash equivalents of $56.5 million and short-term investments of $176.3 million. The Company believes that its existing cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures, repayments on the term loan and other obligations through at least the next twelve months. However, additional capital may be needed in order to fund the Company's operations, expand marketing activities, develop new or enhance existing services or products, respond to competitive pressures or acquire complementary services, businesses or technologies.

Basis of Presentation

        The accompanying consolidated financial statements for the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002 include United Online and its wholly-owned subsidiaries. The consolidated financial statements for the year ended June 30, 2002 reflect the historical consolidated financial results of NetZero, as predecessor to United Online, prior to the Merger and the consolidated results of United Online subsequent to the Merger. As a result, the results of operations presented for the year ended June 30, 2002 does not include the results of Juno prior to September 25, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

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

        Cash, Cash Equivalents and Short-Term Investments—The Company considers cash equivalents to be only those investments, which are highly liquid, readily convertible to cash and which have a maturity date within ninety days from the date of purchase. The Company's short-term investments consist of available-for-sale securities with original maturities exceeding ninety days. Consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified these securities, all of which have readily determinable fair values and are highly liquid, as short term because the sale of such securities may be required prior to maturity to implement management's strategies. The Company has short-term investments primarily in U.S. commercial paper, U.S. Government or U.S. Government Agency obligations, municipal obligations and money market funds. The minimum long-term credit rating is A, and if a long-term rating is not available, the Company requires a minimum short-term credit rating of A1 and P1. The Company's short-term investments are reported at fair value, with unrealized gains and losses, net of taxes, recorded in the consolidated statements of comprehensive income (loss). Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense. The cost basis of a security that has been sold and any amount reclassified out of accumulated other comprehensive income (loss) into earnings was determined by the specific identification method. The Company recognized $0.1 million in realized gains during the year ended December 31, 2004. The Company had no material realized gains or losses during the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002. Significant fluctuations in short-term interest rates could have a material impact on interest income and unrealized gains and losses from the Company's investment portfolio.

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

        Restricted Cash—Restricted cash, which is included in other current assets and other assets, consists of certificates of deposit and, in general, collateralizes the Company's obligations for operating leases and amounts held in escrow related to certain of the Company's merchant services agreements.

        Concentrations of Credit and Business Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company's accounts receivable are derived primarily from revenue earned from pay accounts and advertising customers located in the United States. The Company extends credit based upon an evaluation of the customer's financial condition and, generally, collateral is not required. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable, and, to date, such losses have been within management's expectations.

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

        At December 31, 2004, two customers comprised approximately 18% and 14% of the consolidated accounts receivable balance. At December 31, 2003, three customers comprised approximately 25%, 16% and 10% of the consolidated accounts receivable balance. For the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, the Company did not have any individual customers that comprised more than 10% of total revenues.

        At December 31, 2004 and 2003, the majority of the Company's cash and cash equivalents was maintained primarily with four major financial institutions in the United States. Deposits with these institutions generally exceed the amount of insurance provided on such deposits.

        The Company's business depends substantially on the capacity, affordability, reliability and security of third-party telecommunications and data service providers. Only a small number of providers offer the network services the Company requires, and the majority of its telecommunications services is currently purchased from a limited number of vendors. A number of the Company's historical vendors have ceased operations or ceased offering the services that the Company requires, causing the need to switch vendors. In addition, several vendors have experienced significant financial difficulties and filed for and emerged from bankruptcy. To the extent vendors experience future difficulties, they may be unable to perform satisfactorily or to continue to offer their services. Any material disruption of these services could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

        Definite-lived identifiable intangible assets are amortized over their estimated useful lives, ranging from one to ten years. The Company's intangible assets were acquired primarily in connection with business combinations (see Note 2).

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

        Goodwill—The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on July 1, 2002. Under SFAS No. 142, goodwill is not amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, significant declines in the Company's stock price for a sustained period or significant underperformance relative to expected historical or projected future results of operations.

        In testing for a potential impairment of goodwill, the estimated fair values of the Company's reporting units are compared with their respective book values, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as the Company's pay account base, software and technology and patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with SFAS No. 142, the Company performed a goodwill impairment test during the June 2004 quarter and concluded that, at that time, there was no impairment of goodwill.

        Goodwill increased by $76.5 million during the year ended December 31, 2004 as a result of acquisitions (see Note 2). The Company recorded reductions in goodwill of $9.5 million and $1.4 million during the December 2004 and 2003 quarters, respectively, in connection with the release of the deferred tax valuation allowance.

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

        The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. Consequently, to the extent an indefinite-lived or a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period. Definite-lived identifiable intangible assets are amortized on either a straight-line basis or an accelerated basis. The Company determines the appropriate amortization method by performing an analysis of expected cash flows over the expected useful life of the asset and matches the amortization expense to the expected cash flows from those assets.

        Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. Two areas, in particular, that require significant judgment are estimating the fair value and related useful lives of identifiable intangible assets. To assist in this process, the Company may obtain appraisals from valuation specialists for certain intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; subscriber churn and terminal value; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the above assumptions are made based on available historical information.

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

        Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. The Company's pay account users generally pay in advance for their service by credit card, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from users are recorded on the balance sheet as deferred revenue. The Company offers alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include electronic check payment, payment by personal check or money order or through a local telephone company. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

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

        Cost of Billable Services—With respect to Internet access services, cost of billable services includes direct costs of billable services and Internet access costs that have been allocated to billable services based on the aggregate hourly usage of pay accounts as a percentage of total hours used by active accounts. Direct costs consist of costs related to providing technical support, customer billing and billing support to pay accounts. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company's network and data centers, and depreciation of network computers and equipment. The Company allocates costs associated with Web hosting between billable services and free services based on estimated bandwidth used by pay Web-hosting accounts relative to estimated bandwidth used by free Web-hosting accounts. Costs associated with the Company's community-based networking services are allocated based on the number of Web site visits by pay accounts relative to the total number of visits.

        Cost of Free Services—With respect to Internet access services, cost of free services includes direct costs incurred in providing certain technical and customer support services to free access accounts as well as costs that have been allocated to free services based on the aggregate hourly usage of free access accounts as a percentage of total hours used by the Company's active access accounts. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company's network and data centers, and depreciation of network computers and equipment. The Company allocates costs associated with Web hosting between pay services and free services based on estimated bandwidth used by free Web-hosting accounts. Costs associated with the Company's community-based networking services are allocated based on the number of Web site visits by free accounts relative to the total number of visits.

        Sales and Marketing—Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new pay and free accounts, personnel-related expenses for sales and marketing personnel and telemarketing costs incurred to acquire pay accounts, retain pay accounts and up-sell pay accounts to additional services, such as the Company's accelerated dial-up services. The Company has expended significant amounts on sales and marketing, including national branding campaigns comprised of television, Internet, sponsorships, radio, print and outdoor advertising and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expense for the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002 was $147.1 million, $57.6 million, $67.7 million and $25.4 million, respectively. At December 31, 2004 and 2003, $4.3 million and $3.5 million, respectively, of prepaid advertising and promotion expense was included in other current assets.

        Product Development Costs—The Company capitalizes certain costs incurred for the development of software. Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel-related expenses for the software engineering department and the costs associated with operating the Company's facility in India. Costs incurred by the Company to manage, monitor and operate the Company's services are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over their estimated useful lives, generally three years or less.

        General and Administrative—General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources and internal customer support personnel. In addition, general and administrative expenses include fees for professional, legal, accounting and financial services, non-income taxes, insurance, and occupancy and other overhead-related costs, as well as the expenses incurred and credits received as a result of certain legal settlements.

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

			Year Ended June 30,
		Six Months Ended December 31, 2003
	Year Ended December 31, 2004
			2003	2002
Risk-free interest rate	3%	3%	2%	4%
Expected life (in years)	5	5	5	5
Dividend yield	0%	0%	0%	0%
Volatility	103%	107%	110%	110%

        If the fair value based method had been applied in measuring stock-based compensation expense, the pro forma effect on net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

		Six Months Ended December 31, 2003	Year Ended June 30,
	Year Ended December 31, 2004
			2003	2002
Net income (loss), as reported	$117,480	$33,327	$27,792	$(47,810)
Add: Stock-based charges included in net income (loss)	2,449	—	107	6,417
Deduct: Total stock-based charges determined under fair value-based method for all awards, net of tax	(12,712)	(12,510)	(21,600)	(34,302)

Pro forma net income (loss)	$107,217	$20,817	$6,299	$(75,695)

Net income (loss) per share—basic, as reported	$1.91	$0.52	$0.45	$(0.90)

Net income (loss) per share—basic, pro forma	$1.75	$0.32	$0.10	$(1.42)

Net income (loss) per share—diluted, as reported	$1.81	$0.48	$0.41	$(0.90)

Net income (loss) per share—diluted, pro forma	$1.64	$0.30	$0.09	$(1.42)

        The weighted average grant-date fair value of options granted was $13.75, $16.29, $13.04 and $2.05 per share for the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, respectively.

        Comprehensive Income (Loss)—SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the Company, comprehensive income (loss) consists of its reported net income (loss), the net unrealized gains or losses on short-term investments and foreign currency translation.

        Foreign Currency—The functional currency of the Company's international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions were not significant during the periods presented.

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

        Earnings Per Share—Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, net of shares subject to repurchase rights, and excludes any dilutive effects of options or warrants, restricted stock and convertible securities, if any. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding (including the effect of restricted stock) during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

        Legal Contingencies—The Company is currently involved in certain legal proceedings. The Company records liabilities related to pending litigation when an unfavorable outcome is probable and management can reasonably estimate the amount of loss. The Company has not recorded liabilities for certain pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, the Company continually assesses the potential liability related to all pending litigation.

        Segments—In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one principal operating segment, a provider of consumer Internet subscription services through a number of brands, including NetZero, Juno, and Classmates Online. The Company's pay services include dial-up Internet access, community-based networking, personal Web-hosting, and premium email services, among others. The Company also offers, at no charge, advertising supported versions of certain of its services. In addition, the Company offers marketers a broad array of Internet advertising products, including online market research and measurement services. The vast majority of the Company's revenues and related results of operations and identifiable assets are in the United States of America.

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

        Reclassifications—Certain prior year amounts have been reclassified to conform to current year presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

Recent Accounting Pronouncement

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee. SFAS No. 123 (revised) becomes effective in the September 2005 quarter and will have a material adverse effect on the Company's results of operations.

        At the required effective date, the Company will apply this statement using a modified version of prospective application. Under the modified prospective application, this statement applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.

2.     ACQUISITIONS

Classmates Online, Inc.

        In November 2004, the Company acquired Classmates, which operates Classmates.com (www.classmates.com), connecting millions of members throughout the U.S. and Canada with friends and acquaintances from school, work and the military. Its Classmates International subsidiary also operates leading community-based networking sites in Sweden, through Klassträffen Sweden AB (www.klasstraffen.com), and in Germany, through StayFriends GmbH (www.stayfriends.de). The acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations. The primary reason for the acquisition was to acquire Classmates' services and account base to continue to expand the Company's subscription offerings. Classmates' results of operations are included in the consolidated financial statements from the date of acquisition.

        The purchase price of approximately $131.4 million, including acquisition costs of $3.1 million for professional, accounting, legal and administrative fees, was allocated to Classmates' net assets based on their fair values. The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, was recorded as goodwill. The Company assumed 0.5 million unvested options as of the acquisition date, and the fair value of the options assumed was determined based on the Black-Scholes option pricing model using a weighted average expected life of five years, 0% dividend, volatility of 99%, and a risk-free interest rate of 3%. The following table summarizes the purchase price (in thousands):

Cash	$125,453
Fair value of options assumed	4,325
Intrinsic value of unvested options	(1,445)
Acquisition costs	3,065

Total purchase price	$131,398

        The following table summarizes the net liabilities assumed and goodwill and intangible assets acquired in connection with the acquisition of Classmates (in thousands):

Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Cash	$30,350
Accounts receivable	3,397
Property and equipment	9,700
Other assets	2,384
Accounts payable and accrued liabilities	(6,713)
Deferred revenue	(23,757)
Deferred income taxes	(15,897)
Capital leases	(1,485)
Other long-term liabilities	(286)

Total net liabilities assumed	(2,307)

Intangible assets acquired:
Trademark and trade name	13,800	10 years
Advertising contracts and related relationships	7,200	3.5 years
Pay accounts	21,700	4 years
Free accounts	21,500	10 years
Other intangibles	536	7 years

Total intangible assets acquired	64,736

Goodwill	68,969

Total purchase price	$131,398

        The weighted average amortizable life of acquired definite-lived intangible assets is 7.2 years. The goodwill is not deductible for tax purposes.

        The following summarized unaudited pro forma financial information assumes that the acquisition of Classmates had occurred at the beginning of each of the periods presented (in thousands, except per share amounts).

	Year Ended December 31,
	2004	2003
Revenues	$513,300	$417,642
Net income	$111,882	$51,189
Net income per share—basic	$1.82	$0.81
Net income per share—diluted	$1.70	$0.74

About Web Services

        In April 2004, the Company acquired substantially all of the assets associated with the Web-hosting business of About, Inc. The business offers consumers Web-site services, including hosting, domain and email services. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141. The primary reason for the acquisition was to acquire About, Inc.'s Web-hosting services and account base in order to expand the Company's service offerings.

        The purchase price of approximately $11.9 million was paid in cash and allocated to the net assets acquired based on their estimated fair values, including identifiable intangible assets. The following table summarizes the net liabilities assumed and the intangible assets and goodwill acquired in connection with the acquisition (in thousands):

Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Accounts receivable	$292
Property and equipment	199
Other assets	69
Accounts payable	(215)
Deferred revenue	(1,710)

Total net liabilities assumed	(1,365)

Intangible assets acquired:
Pay accounts	3,190	4 years
Proprietary rights	400	7 years
Software and technology	2,220	3 years

Total intangible assets acquired	5,810

Goodwill	7,489

Total purchase price	$11,934

        The weighted average amortizable life of acquired intangible assets is 3.8 years. The $7.5 million of goodwill acquired is deductible for tax purposes. The pro forma effect of the transaction is immaterial to the consolidated financial statements.

BlueLight

        On November 4, 2002, the Company acquired the Internet access assets of BlueLight. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141. The primary reason for the acquisition was to acquire BlueLight's pay account base in order to accelerate the Company's pay account growth and leverage its operating and cost infrastructure.

        The purchase price of approximately $8.4 million, including $0.1 million of acquisition-related costs, was paid in cash and allocated to the assets acquired based on their estimated fair values, including identifiable intangible assets. The following table summarizes the net assets and intangible assets acquired in connection with the acquisition (in thousands):

Description	Estimated Fair Value	Estimated Amortizable Life
Net tangible assets acquired:
Accounts receivable	$1,611
Property and equipment	585
Accounts payable	(649)
Deferred service liabilities	(1,044)

Total net tangible assets acquired	503

Intangible assets acquired:
Pay accounts	7,500	4 years
Proprietary rights	235	3 years
Software and technology	150	2.5 years

Total intangible assets acquired	7,885

Total purchase price	$8,388

        The weighted average amortizable life of acquired intangible assets is 3.9 years. The pro forma effect of the transaction is immaterial to the consolidated financial statements.

Juno Online Services, Inc.

        On September 25, 2001, NetZero and Juno merged and became wholly-owned subsidiaries of United Online. The Merger was accounted for under the purchase method in accordance with SFAS No. 141, and NetZero was the acquirer for financial accounting purposes. The primary reasons for the Merger were to accelerate the Company's growth in pay accounts, leverage NetZero's and Juno's operating and cost infrastructures to create a lower cost structure for providing Internet access and to create a more attractive base of users for advertising customers. Juno's results of operations are included in the consolidated financial statements from the date of the Merger.

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

        In connection with the Merger, the Company incurred the following acquisition costs, which were capitalized and included as part of the purchase price (in thousands):

Employee termination benefits	$3,844
Investment banking, accounting and legal fees	2,301
Early contract termination fees	1,833

Total	$7,978

        The following table summarizes the net assets, intangible assets and goodwill acquired in connection with the Merger (in thousands):

Description	Estimated Fair Value	Estimated Amortizable Life	Weighted Average Amortizable Life
Net tangible assets acquired:
Cash	$34,672
Other current assets	7,626
Other assets	6,906
Accounts payable and accrued liabilities	(19,460)
Other liabilities	(11,240)

Total net tangible assets acquired	18,504

Intangible assets acquired:
Pay accounts and free accounts	53,700	1-4 years	3.7 years
Software and technology	3,600	4-5 years	4.5 years
Patents and trademarks	2,300	5-7 years	6.0 years
Other	200	1 year	1 year

Total intangible assets acquired	59,800

Goodwill	10,940

Total purchase price	$89,244

        The weighted average amortizable life of acquired intangible assets is 3.9 years. Goodwill was not deductible for tax purposes.

        The following summarized unaudited pro forma financial information for the year ended June 30, 2002 assumes that the Merger had occurred at the beginning of the period presented (in thousands, except per share amounts).

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

3.     RESTRUCTURING CHARGES

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

4.     BALANCE SHEET COMPONENTS

Short-Term Investments

        Short-term investments consist of the following (in thousands):

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$10,055	$110	$—	$10,165
Government agencies	166,250	76	(210)	166,116

Total	$176,305	$186	$(210)	$176,281

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$39,321	$917	$(5)	$40,233
Government agencies	153,406	1,186	(10)	154,582

Total	$192,727	$2,103	$(15)	$194,815

        The Company has reclassified certain Auction Rate securities from cash and cash equivalents to short-term investments. Auction Rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction Rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They are traded at par and the interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset. The Company has historically classified these instruments as cash and cash equivalents if the period between interest rate resets was 90 days or less. Based on the Company's re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its Auction Rate securities, previously classified as cash equivalents, as short-term investments on its consolidated balance sheet at December 31, 2003. In addition, certain amounts were reclassified in the consolidated statements of cash flows for the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002.

        Short-term investments, prior to the reclassification, consisted of the following (in thousands):

	December 31, 2003 (prior to reclass)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$39,321	$917	$(5)	$40,233
Government agencies	91,083	1,183	(10)	92,256

Total	$130,404	$2,100	$(15)	$132,489

        Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income (loss) on the consolidated balance sheets. The Company recognized $0.1 million of realized gains from the sale of short-term investments in the year ended December 31, 2004. The Company had no material realized gains or losses from the sale of short-term investments in the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002.

        Maturities of short-term investments were as follows (in thousands):

	December 31, 2004
	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$29,159	$29,158
Maturing between 1 year and 4 years	62,854	62,832
Maturing after 4 years	84,292	84,291

Total	$176,305	$176,281

	December 31, 2003		December 31, 2003 (prior to reclass)
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$41,581	$41,861	$41,581	$41,861
Maturing between 1 year and 4 years	88,823	90,628	88,823	90,628
Maturing after 4 years	62,323	62,326	—	—

Total	$192,727	$194,815	$130,404	$132,489

Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Computer software and equipment	$70,329	$54,535
Furniture and fixtures	10,077	6,911

	80,406	61,446
Less: accumulated depreciation	(53,400)	(48,018)

Total	$27,006	$13,428

        Depreciation expense for the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002 was $8.7 million, $3.1 million, $11.1 million and $18.3 million, respectively. Assets under capital leases are included in computer software and equipment. At December 31, 2004, the amount capitalized and the related accumulated amortization were $1.3 million and $0.1 million, respectively. At December 31, 2003, assets under capital leases and the related accumulated amortization were not material.

Goodwill and Intangible Assets

        The changes in goodwill for the six months ended December 31, 2003 and the year ended December 31, 2004 were as follows (in thousands):

Balance at June 30, 2003	$10,940
Recognition of acquired deferred tax assets	(1,399)

Balance at December 31, 2003	9,541
Goodwill recorded in connection with acquisitions	76,458
Recognition of acquired deferred tax assets	(9,541)

Balance at December 31, 2004	$76,458

        The Company recorded a reduction in intangible assets of approximately $11.2 million during the December 2004 quarter in connection with the release of the deferred tax valuation allowance. Intangible assets consist of the following (in thousands):

	December 31, 2004
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$98,402	$(51,736)	$46,666
Trademarks and trade names	15,952	(1,879)	14,073
Advertising contracts and related relationships	7,200	(527)	6,673
Software and technology	4,970	(3,285)	1,685
Patents, domain names and other	3,309	(1,848)	1,461

Total	$129,833	$(59,275)	$70,558

	December 31, 2003
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$61,200	$(34,450)	$26,750
Software and technology	3,750	(1,870)	1,880
Trademarks and trade names	2,806	(1,152)	1,654
Patents, trademarks and other	1,833	(1,390)	443

Total	$69,589	$(38,862)	$30,727

        Amortization expense for the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002 was $20.4 million, $7.9 million, $16.4 million and $14.2 million, respectively.

        Estimated future amortization expense at December 31, 2004 is as follows (in thousands):

Year Ending December 31,
2005	$20,169
2006	14,040
2007	8,525
2008	5,511
2009	4,694
Thereafter	17,619

Total	$70,558

        In January 2005, the Company purchased an intangible asset for $6.0 million. The amount will be amortized over the expected useful life of the asset, which has yet to be determined.

Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Employee compensation and related expenses	$11,564	$8,205
Settlement costs	4,281	4,281
Other	2,475	1,542

Total	$18,320	$14,028

Line of Credit

        In December 2003, United Online obtained a one-year $25 million unsecured revolving line of credit from a bank that was to expire in December 2004. This facility was available for general corporate purposes and the interest rates on borrowings were based on current market rates. The line of credit contained covenants pertaining to the maintenance of a minimum quick ratio, minimum cash balances with the lender and minimum profitability levels. The line of credit provided additional working capital to support the Company's growth and overall business strategy.

        In November 2004, the Company borrowed $10.3 million from the line of credit and repaid the amount on the same business day. No interest expense was incurred related to the borrowing. The line of credit was canceled in December 2004 in connection with the signing of the term loan agreement under which the Company borrowed $100 million.

Term Loan

        In December 2004, the Company borrowed $100 million through a term loan facility dated December 3, 2004. A small portion of the proceeds of the term loan facility were used to purchase shares tendered pursuant to the Company's tender offer and pay related fees and expenses. Going forward, the funds will be used for general corporate purposes, stock repurchases and acquisitions, subject to certain limitations.

        The term loan matures in four years and amortizes in an annual amount of $23.3 million in years one, two and three and $30 million in year four, payable in quarterly installments. The Company has the option to maintain the term loan as either base rate loans or Eurodollar loans, but at no time shall there be outstanding more than four Eurodollar loans. Interest on the loans outstanding under the term loan facility will be payable, at the Company's option, at (a) a base rate equal to the higher of (i) the prime rate plus a margin of 2% and (ii) 0.50% in excess of the overnight federal funds rate plus a margin of 2% or (b) at a eurodollar rate generally equal to LIBOR with a maturity comparable to a selected interest period, plus a margin of 3%. At December 31, 2004, the Company maintained the $100 million in a base rate loan bearing interest at 7.25%. In January 2005, the Company converted the base rate loan into multiple Eurodollar loans with staggered interest periods.

        The Company may make optional prepayments of the term loan, in whole or in part (subject to a minimum prepayment amount), without premium or penalty, and subject to the reimbursement of lenders' customary breakage costs in the case of a prepayment of Eurodollar borrowings. Subject to certain limitations, the Company is required to make prepayments of a portion of the term loan from excess cash flow (commencing in the first quarter of 2006), proceeds of asset sales, insurance recovery and condemnation events and the issuance of equity and debt.

        The facility is collateralized by substantially all of the Company's assets and is unconditionally guaranteed by each of the Company's domestic subsidiaries.

        The credit agreement contains certain financial and other covenants that place restrictions on additional indebtedness by the Company, liens against the Company's assets, payment of dividends, consolidation, merger, purchase or sale of assets, capital expenditures, investments and acquisitions. At December 31, 2004, the Company was in compliance with all covenants.

        The credit agreement also includes certain customary events of default such as payment defaults, cross-defaults to other indebtedness, bankruptcy and insolvency, and a change in control, the occurrence of which would cause all amounts under the agreement to become immediately due and payable. At December 31, 2004, no events of default had occurred.

        Future minimum principal payments are as follows at December 31, 2004 (in thousands):

Year Ending December 31,
2005	$23,333
2006	23,333
2007	23,334
2008	30,000

Total	$100,000

        In March 2005, the Company made a $25 million voluntary prepayment on the term loan. The $25 million will reduce the principal repayments on a pro rata basis.

5.     STOCKHOLDERS' EQUITY

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

Preferred Stock

        The Company has 5.0 million shares of preferred stock authorized with a par value of $0.0001, of which 300,000 shares are designated as Series A junior participating preferred stock. At December 31, 2004 and 2003, the Company had no shares issued or outstanding.

Common Stock Subject to Repurchase

        At December 31, 2004, there were 475,000 shares of common stock that were subject to repurchase related to unvested shares under restricted stock agreements. At December 31, 2003, there were 237,000 shares of common stock that were subject to repurchase related to unvested stock option exercises.

Common Stock Repurchase Program

        The Company's Board of Directors authorized a common stock repurchase program that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized the Company to purchase up to an additional $100 million of its common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. At December 31, 2004, the Company had repurchased $125 million of its common stock under the program.

        Share repurchases executed under the common stock repurchase program at December 31, 2004 were as follows (in thousands, except per share amounts):

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

(1)
All shares were repurchased as part of a publicly announced program.

        In February 2005, the Company repurchased 1.3 million shares of its common stock for approximately $14.2 million.

Tender Offer

        In November 2004, the Company commenced a modified Dutch auction tender offer to repurchase up to 14.3 million shares of its common stock at a price ranging from $9.00 to $10.50 per share. The tender offer expired in December 2004, and the Company repurchased 37,754 shares at $10.50 per share, excluding fees and expenses.

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) is as follows (in thousands):

	Unrealized gain (loss) on short-term investments, net of tax	Foreign currency translation	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2001	$867	$—	$867
Current period change	148	—	148

Balance at June 30, 2002	1,015	—	1,015
Current period change	1,429	—	1,429

Balance at June 30, 2003	2,444	—	2,444
Current period change	(796)	—	(796)

Balance at December 31, 2003	1,648	—	1,648
Current period change	(1,666)	9	(1,657)

Balance at December 31, 2004	$(18)	$9	$(9)

6.     NET INCOME (LOSS) PER SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per share for the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002 (in thousands, except per share amounts):

		Six Months Ended December 31, 2003	Year Ended June 30,
	Year Ended December 31, 2004
			2003	2002
Numerator:
Net income (loss)	$117,480	$33,327	$27,792	$(47,810)

Denominator:
Weighted average common shares—basic	62,012	64,419	62,148	54,841
Adjustment to weighted average for common shares subject to repurchase	(608)	(256)	(460)	(1,532)

Adjusted weighted average common shares—basic	61,404	64,163	61,688	53,309

Effect of dilutive securities:
Stock options, restricted shares, warrants and employee stock purchase plan shares	3,608	5,341	5,386	—

Weighted average common shares—diluted	65,012	69,504	67,074	53,309

Net income (loss) per share—basic	$1.91	$0.52	$0.45	$(0.90)

Net income (loss) per share—diluted	$1.81	$0.48	$0.41	$(0.90)

        The diluted per share computations exclude options, unvested common stock and warrants, which are antidilutive. The number of antidilutive shares at December 31, 2004 and 2003 and June 30, 2003 and 2002 was 6.4 million, 1.1 million, 4.8 million and 15.2 million, respectively.

7.     EMPLOYEE BENEFIT PLANS

        The Company has a savings plan (the "Savings Plan") that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 40%) of their eligible pretax earnings up to the Internal Revenue Service annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Plan. At December 31, 2004, the Company had made no contributions since the inception of the Savings Plan; however, beginning January 1, 2005, the Company will match 25% of the employee's contributions, up to plan limits.

8.     INCOME TAXES

        The provision (benefit) for income taxes for the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002 is comprised of the following (in thousands):

		Six Months Ended December 31, 2003	Year Ended June 30,
	Year Ended December 31, 2004
			2003	2002
Current:
Federal	$23,385	$6,038	$—	$—
State	4,042	1,313	2,555	—

	27,427	7,351	2,555	—

Deferred:
Federal	2,577	5,675	8,734	(9,656)
State	3,423	985	(863)	(2,069)
Change in valuation allowance	(67,478)	(12,292)	(12,207)	11,725

	(61,478)	(5,632)	(4,336)	—

Provision (benefit) for income taxes	$(34,051)	$1,719	$(1,781)	$—

        The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate (in thousands):

		Six Months Ended December 31, 2003	Year Ended June 30,
	Year Ended December 31, 2004
			2003	2002
Taxes on income at the statutory federal rate	$29,200	$12,266	$9,104	$(16,734)
State income taxes, net of federal tax benefits	4,853	1,493	1,100	(1,345)
Non-deductible acquisition-related costs	—	—	—	4,955
Other differences, net	(626)	252	222	1,399
Change in valuation allowance	(67,478)	(12,292)	(12,207)	11,725

Provision (benefit) for income taxes	$(34,051)	$1,719	$(1,781)	$—

        For the year ended December 31, 2004, the Company recorded a tax benefit of $34.1 million on pre-tax income of $83.4 million, resulting in an effective tax rate benefit of 40.8%. The effective tax rate differs from the statutory rate primarily due to the release of substantially all of the balance of the valuation allowance attributable to the expected utilization of net deferred tax assets in the future.

        For the six months ended December 31, 2003, the Company recorded a tax provision of $1.7 million on pre-tax income of $35.0 million, resulting in an effective tax rate of 4.9%. The effective tax rate differs from the statutory tax rate primarily due to the release of the valuation allowance attributable to the expected utilization of net operating loss and tax credit carryforwards in the years ending December 31, 2004 and 2005, offset by state income taxes. In September 2002, the State of California enacted legislation that suspends the utilization of net operating loss carryforwards to offset current taxable income for a two-year period beginning in the year ended June 30, 2003. As a result, the Company recorded a California state income tax provision for the period.

        For the year ended June 30, 2003, the Company recorded a tax benefit of $1.8 million on pre-tax income of $26.0 million for an effective tax rate benefit of 6.8%. The effective tax rate benefit differs from the statutory tax rate primarily due to the release of the valuation allowance attributable to the actual utilization of net operating loss carryforwards, the benefit of which had not been previously recognized, as well as the expected utilization of net operating loss and tax credit carryforwards in the period ended June 30, 2004, offset by state income taxes.

        In the year ended June 30, 2002, the Company generated a pre-tax loss of $47.8 million and, as a result, did not record a provision or benefit for income taxes.

        Components of the deferred tax assets, liabilities and related valuation allowance at December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$93,602	$114,804
Depreciation and amortization	2,708	6,195
Other	6,390	3,078

Total deferred tax assets	102,700	124,077
Less: valuation allowance	(1,938)	(87,212)

Total deferred tax assets	100,762	36,865

Deferred tax liabilities:
Amortization of acquired intangible assets	(24,559)	(10,052)
Other	—	(440)

Deferred tax liabilities	(24,559)	(10,492)

Net deferred tax assets	$76,203	$26,373

        The increase in the Company's net deferred tax assets during the year ended December 31, 2004 of $49.8 million is primarily attributable to the release of the valuation allowance, offset to a certain extent by the current utilization of net operating loss carryforwards and net deferred tax liabilities recorded in connection with the acquisition of Classmates.

        The increase in the Company's net deferred tax assets during the six months ended December 31, 2003 of $18.3 million is primarily attributable to additional net operating loss carryforwards that are available to offset future taxable income as a result of the issuance of Notice 2003-65 by the Internal Revenue Service, partially offset by the utilization of net operating loss carryforwards and a change in deferred tax liabilities during the period. Pursuant to Notice 2003-65, taxpayers were permitted to modify the calculation of the annual limitation associated with acquired net operating loss carryforwards under Internal Revenue Code section 382. As a result, the Company increased its net deferred tax asset.

        The decrease in the valuation allowance of $85.3 million during the year ended December 31, 2004 is primarily attributable to the release of the valuation allowance due to the expectation that the Company will realize its deferred tax assets in the future. The decrease in the valuation allowance of $8.2 million during the six months ended December 31, 2003 is primarily due to the expected utilization of net operating loss and tax credit carryforwards for the years ending December 31, 2004 and 2005, offset by the additional net operating loss carryforwards that are available to offset taxable income in the years ending December 31, 2006 and 2007, pursuant to Notice 2003-65, for which the associated benefit was not more likely than not to be realized. The decrease in the valuation allowance of $15 million during the year ended June 30, 2003 was due to the actual utilization of net operating loss and tax credit carryforwards during the year ended June 30, 2003 as well as the expected utilization of net deferred assets for the year ended June 30, 2004.

        Consistent with prior periods, in determining the need for a valuation allowance related to the Company's deferred tax assets at December 31, 2004, the Company reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Internal Revenue Code (the "Code") Section 382, future income projections and potential tax-planning strategies. Based upon the Company's assessment of all available evidence, it concluded that, primarily with the exception of certain foreign net operating losses, it is more likely than not that the remaining deferred tax assets will be realized. This conclusion is based primarily on the Company's trend of profitable operations and current financial projections that indicate the continued generation of taxable income in future periods and utilization of deferred tax assets. The Company will continue to monitor all available evidence in assessing the realization of its deferred tax assets in future periods, including recognizing an amount of taxable income during the carryforward period that equals or exceeds the Section 382 limitation.

        At December 31, 2004, the Company had net operating loss and tax credit carryforwards for federal and state income tax purposes of approximately $235 million and $300 million, respectively, which begin to expire in 2018 and 2007, respectively. With respect to the state net operating losses, certain amounts will be further reduced pursuant to the state allocation and apportionment laws. These carryforwards have been adjusted to reflect limitations under Section 382 of the Code. The Company has also claimed income tax deductions from the exercise of certain stock options and the related sale of common stock by employees, and for the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, benefits of $8.6 million, $18.3 million, $5.2 million and $0, respectively, were credited to stockholders' equity.

9.     STOCK OPTIONS AND STOCK ISSUANCE PLANS

NetZero and Juno Merger

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

Stock Split

        On September 24, 2003, the Company announced that its Board of Directors had declared a 3-for-2 split of the Company's common stock. The split was effected in the form of a stock dividend. All options outstanding and shares available for grant were split effective on October 31, 2003. All prior period share and per share amounts herein have been restated to account for the stock dividend.

Option Plans

        In September 2001, the Board of Directors adopted the United Online, Inc. 2001 Stock Incentive Plan (the "2001 SIP"). The 2001 SIP is a shareholder-approved plan under which nonstatutory and incentive stock options, as well as direct stock issuances, may be granted to employees, officers, directors and consultants of the Company. An aggregate of 17.9 million shares have been reserved under the 2001 SIP, of which 0.7 million shares were available for future grant at December 31, 2004, and 10.6 million options were outstanding at December 31, 2004.

        In September 2001, the Board of Directors also adopted the United Online, Inc. 2001 Supplemental Stock Incentive Plan (the "2001 SSIP"). The 2001 SSIP is a non-shareholder approved plan under which nonstatutory stock option grants or direct stock issuances may be made to employees of the Company (or any parent or subsidiary corporation) who are neither officers nor Board members at the time of the option grant or direct issuance. An aggregate of 4.2 million shares have been reserved under the 2001 SSIP, of which 0.1 million shares were available for future grant at December 31, 2004, and 2.2 million options were outstanding at December 31, 2004.

        In November 2004, the Company assumed the Classmates Online, Inc. Amended and Restated 1999 Stock Plan (the "Classmates 1999 Stock Plan") and the Classmates Online, Inc. 2004 Stock Plan (the "Classmates 2004 Stock Plan"), including all unvested and outstanding options under such plans. No future grants are permissible under the Classmates 1999 Stock Plan, although shares underlying options cancelled under the Classmates 1999 Stock Plan will become available for grant under the Classmates 2004 Stock Plan. Nonstatutory options and direct stock issuances may be made under the Classmates 2004 Stock Plan (i) to employees, directors and officers of Classmates or its subsidiaries whose service commenced prior to the date of the acquisition and (ii) to employees, consultants, directors and executive officers of United Online or its subsidiaries whose service commenced or commences following the date of the acquisition. An aggregate of approximately 0.4 million shares have been reserved under the Classmates 1999 Stock Plan, of which approximately 0.4 million were outstanding at December 31, 2004. An aggregate of 1.0 million shares have been reserved under the Classmates 2004 Stock Plan of which 0.8 million shares were available for future grant and 0.2 million were outstanding at December 31, 2004.

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

        The following table summarizes activity under the Plans during the years ended June 30, 2002 and 2003, the six months ended December 31, 2003 and the year ended December 31, 2004 (in thousands, except per share amounts):

	Number of Shares	Price Per Share	Weighted Average Exercise Price
Options outstanding at July 1, 2001	4,509	$0.03 - $118.54	$14.87
Assumed in connection with acquisition	4,812	0.84 - 84.03	12.46
Granted	9,591	1.23 - 8.01	2.55
Exercised	(1,640)	0.33 - 5.04	2.26
Canceled	(2,055)	0.03 - 115.00	11.92

Options outstanding at June 30, 2002	15,217	0.11 - 118.54	7.83
Granted	3,306	5.73 - 17.97	16.42
Exercised	(2,682)	0.11 - 16.81	2.63
Canceled	(1,106)	0.84 - 75.42	16.29

Options outstanding at June 30, 2003	14,735	0.11 - 118.54	9.98
Granted	292	16.73 - 27.47	20.69
Exercised	(1,698)	0.84 - 24.27	5.22
Canceled	(122)	1.23 - 72.29	9.25

Options outstanding at December 31, 2003	13,207	0.11 - 118.54	10.83
Assumed in connection with acquisition	540	2.16 - 9.59	5.09
Granted	1,818	9.25 - 20.38	17.83
Exercised	(1,856)	0.84 - 18.33	3.24
Canceled	(479)	1.23 - 101.25	14.37

Options outstanding at December 31, 2004	13,230	$0.11 - $118.54	$12.50

        Additional information with respect to the outstanding options at December 31, 2004 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Prices	Number of Shares	Weighted Average Remaining Contractual Life	Average Exercise Price	Number of Shares	Average Exercise Price
$0.11 - $1.27	2,745	6.7	$1.22	2,377	$1.22
1.53 - 3.33	1,185	6.0	3.03	1,113	3.07
3.43 - 5.77	2,563	7.3	5.42	1,964	5.57
5.97 - 9.26	401	8.1	7.41	119	7.81
9.34 - 13.17	394	7.1	10.92	252	11.21
13.33 - 18.33	3,342	8.1	17.79	2,586	17.85
18.40 - 30.00	1,868	8.4	20.03	1,665	19.93
30.11 - 43.33	285	4.9	38.01	285	38.01
44.59 - 118.54	447	4.8	66.01	438	66.05

$0.11 - $118.54	13,230	7.3	$12.50	10,799	$12.98

        The number of option shares exercisable at December 31, 2004 and 2003 and June 30, 2003 and 2002 were 10.8 million, 9.5 million, 10.3 million and 8.0 million, respectively with weighted average exercise prices of $12.98, $11.35, $10.61 and $9.53, respectively.

        Options granted during the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002 did not result in any deferred stock-based compensation. Restricted stock issued during the year ended December 31, 2004 resulted in total deferred stock-based compensation of $11.4 million, which was included in deferred stock-based charges in stockholders' equity. In December 2004, the Company repurchased 100,000 restricted shares of common stock in connection with the resignation of an executive officer and reversed $2.0 million of the $11.4 million in deferred stock-based compensation. Deferred stock-based compensation is recognized over the service period. During the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, compensation expense included in the statement of operations amounted to $2.4 million, $0, $0.1 million and $3.4 million, respectively.

        The following table summarizes the stock-based charges that have been included in the following captions for each of the periods presented (in thousands):

			Year Ended June 30,
		Six Months Ended December 31, 2003
	Year Ended December 31, 2004
			2003	2002
Operating expenses:
Cost of billable services	$16	$—	$8	$99
Cost of free services	—	—	—	60
Sales and marketing	76	—	20	548
Product development	32	—	6	1,785
General and administrative	2,325	—	73	3,925

Total stock-based charges	$2,449	$—	$107	$6,417

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

Employee Stock Purchase Plan

        The Company has a 2001 Employee Stock Purchase Plan ("ESPP"), which expires in the year 2011, and under which an aggregate of 3.9 million shares of the Company's common stock have been authorized and reserved for issuance. Under the ESPP, each eligible employee may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock on two "purchase dates" each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee's entry date into the two-year offering period in which the purchase date occurs or (ii) the closing selling price per share on the purchase date. Each offering period has a twenty-four month duration and purchase intervals of six months.

        During the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, approximately 0.4 million, 0.5 million, 0.9 million and 0.3 million shares were purchased under the Company's ESPP at weighted average purchase prices of $7.98, $3.16, $1.99 and $1.44 per share, respectively. At December 31, 2004, there were approximately 1.8 million shares available for future issuance. The weighted average fair value of ESPP shares purchased during the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002 were $6.38, $2.21, $1.29 and $0.82 per share, respectively.

Equity Awards

        In January 2004, the Board of Directors issued 575,000 restricted shares of common stock at par value to certain of the Company's executive officers. The shares vest entirely at the end of the four-year period from the date of grant. In connection with these shares, the Company recorded deferred stock-based compensation of $11.4 million, which is being amortized on a straight-line basis over the four-year vesting period. In December 2004, the Company repurchased 0.1 million restricted shares of common stock in connection with the resignation of an executive officer. In connection with the repurchase, the Company reversed $2.0 million in deferred stock-based compensation.

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

10.   COMMITMENTS AND CONTINGENCIES

Capital Lease Commitments

        The Company has entered into certain noncancelable lease obligations for computer and office equipment. The future minimum lease payments are discounted using varying rates over the lease terms. Future minimum lease payments at December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	$669
2006	399
2007	332

Total minimum obligations	1,400
Less amount representing interest	(81)

Present value of minimum obligations	1,319
Less current portion	(621)

Non-current portion	$698

Other Financial Commitments

        The Company's financial commitments, including its operating leases and purchase commitments for telecommunications and media at December 31, 2004 are as follows (in thousands):

		Year Ending December 31,
Contractual Obligations
	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases	$48,283	$5,141	$6,291	$6,390	$6,308	$5,297	$18,856
Telecommunications purchases	18,275	11,038	7,125	112	—	—	—
Media purchases	46,876	46,876	—	—	—	—	—

Total	$113,434	$63,055	$13,416	$6,502	$6,308	$5,297	$18,856

        The Company leases its facilities under operating leases expiring at various periods through 2014. The leases generally contain annual escalation provisions as well as renewal options. Total rental expense for operating leases for the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002 was $4.3 million, $1.3 million, $3.3 million and $4.0 million, respectively.

Legal Contingencies

        On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. In a court order dated February 15, 2005, the Court granted preliminary approval of the issuer defendants' proposed settlement.

        On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba "Freewwweb" (the "Debtor"), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno's conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1,000,000 and Juno claiming less than $300,000. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno. The Debtor has filed a Notice of Appeal of the district court order upholding the decision of the Bankruptcy Court approving the Stipulation of Settlement in the Second Circuit Court of Appeals. The appeal was argued on March 8, 2005 and the parties are awaiting a decision from the court. At December 31, 2004, the Company had liabilities recorded of approximately $5.5 million.

        On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff's patent which purports to cover user access to a computer network. An answer and affirmative defenses have been served on behalf of NetZero, Juno and NetBrands. Discovery is continuing and the court has set several dates for the parties to submit briefs on claim construction issues. Trial has been set for October 2005.

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

11.   TRANSITION PERIOD COMPARATIVE DATA

        The following table presents certain financial information for the six months ended December 31, 2003 and 2002, respectively (in thousands, except per share amounts):

	Six Months Ended December 31,
	2003	2002
		(unaudited)
Revenues	$185,738	$123,868
Income before income taxes	$35,046	$6,928
Provision for income taxes	$1,719	$692
Net income	$33,327	$6,236
Net income per share—basic	$0.52	$0.10
Net income per share—diluted	$0.48	$0.09
Shares used to calculate basic net income per share	64,163	60,830
Shares used to calculate diluted net income per share	69,504	66,179

12.   QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data)

        Year ended December 31, 2004:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Revenues	$119,620	$110,704	$110,618	$107,675
Operating income	$19,036	$20,516	$20,011	$19,930
Net income	$80,189	$12,620	$12,310	$12,361
Net income per share—basic	$1.33	$0.21	$0.20	$0.20
Net income per share—diluted	$1.27	$0.19	$0.19	$0.18

        Six Months Ended December 31, 2003 and Year Ended June 30, 2003:

	Quarter Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
Revenues	$96,948	$88,790	$79,608	$73,819	$65,800	$58,068
Operating income	$18,861	$13,778	$10,223	$6,631	$4,161	$706
Net income	$24,425	$8,902	$14,594	$6,962	$4,711	$1,525
Net income per share—basic	$0.38	$0.14	$0.23	$0.11	$0.08	$0.03
Net income per share—diluted	$0.35	$0.13	$0.21	$0.10	$0.07	$0.02

UNITED ONLINE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged/ (Credited) to Expense		Charged to Other Accounts		Charges Utilized/ Writeoffs		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2004	$288	$75		$284	(b)	$—		$647
Six months ended December 31, 2003	288	—		—		—		288
Year ended June 30, 2003	333	—		—		45	(a)	288
Year ended June 30, 2002	354	98		—		119	(a)	333
Valuation allowance for deferred tax assets:
Year ended December 31, 2004	$87,212	$(67,478	)(d)	$(20,783	)(e)	$(2,987	)(f)	$1,938
Six months ended December 31, 2003	95,423	(12,292	)(d)	(16,408	)(e)	(20,489	)(g)	87,212
Year ended June 30, 2003	110,360	(12,207	)(d)	(3,720	)(e)	(990	)(f)	95,423
Year ended June 30, 2002	98,554	11,725	(c)	—		(81)		110,360

(a)
Represents specific amounts written off that were considered to be uncollectible.

(b)
Represents allowance for doubtful accounts acquired in connection with the acquisition of Classmates.

(c)
Represents the increase in valuation allowance primarily due to an increase in the current period net operating loss.

(d)
Represents the release of valuation allowance primarily to recognize the actual and future tax benefits of deferred tax assets.

(e)
Represents the release of valuation allowance primarily to recognize the future tax benefits for stock option deductions and net operating losses acquired in the Merger.

(f)
Represents net adjustments to the valuation allowance primarily related to the Merger.

(g)
Represents the increase to the valuation allowance primarily due to stock option deductions and acquired net operating loss carryforwards in connection with the Merger pursuant to IRS Notice 2003-65.

QuickLinks

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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEMS 10, 11, 12, 13 and 14
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
UNITED ONLINE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
UNITED ONLINE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
UNITED ONLINE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
UNITED ONLINE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
UNITED ONLINE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
UNITED ONLINE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
UNITED ONLINE, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)