Form 10-Q
period 2005-03-31
UNITED ONLINE INC
filed 2005-05-10
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-33367

UNITED ONLINE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0575839
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)
21301 Burbank Boulevard, Woodland Hills, California	91367
(Address of Principal Executive Office)	(Zip Code)

(818) 287-3000
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

There were 61,268,553 shares of the registrant’s common stock outstanding at April 29, 2005.

In this document, “United Online,” the “Company,” “we,” “us” and “our” collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

UNITED ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,722	$56,512
Short-term investments	158,324	176,281
Accounts receivable	17,237	17,534
Deferred tax assets, net	23,124	24,630
Other current assets	10,587	13,058
Total current assets	253,994	288,015
Property and equipment, net	26,888	27,006
Deferred tax assets, net	52,463	51,573
Goodwill	81,689	76,458
Intangible assets, net	75,116	70,558
Other assets	5,375	6,242
Total assets	$495,525	$519,852
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,232	$45,379
Accrued liabilities	21,602	18,320
Deferred revenue	53,715	49,293
Current portion of term loan	17,139	23,333
Current portion of capital leases	424	621
Total current liabilities	134,112	136,946
Deferred revenue	1,998	1,661
Term loan	52,028	76,667
Capital leases	607	698
Other liabilities	3,006	2,181
Total liabilities	191,751	218,153
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock	6	6
Additional paid-in capital	496,061	491,757
Deferred stock-based compensation	(21,999)	(8,477)
Accumulated other comprehensive loss	(203)	(9)
Accumulated deficit	(170,091)	(181,578)
Total stockholders’ equity	303,774	301,699
Total liabilities and stockholders’ equity	$495,525	$519,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended March 31,
	2005	2004
Revenues:
Billable services	$116,229	$97,682
Advertising and commerce	14,302	9,993
Total revenues	130,531	107,675
Operating expenses:
Cost of billable services (including stock-based compensation, see Note 1)	24,426	25,580
Cost of free services (including stock-based compensation, see Note 1)	3,353	1,725
Sales and marketing (including stock-based compensation, see Note 1)	54,083	43,118
Product development (including stock-based compensation, see Note 1)	9,106	6,101
General and administrative (including stock-based compensation, see Note 1)	12,600	7,257
Amortization of intangible assets	5,978	3,964
Total operating expenses	109,546	87,745
Operating income	20,985	19,930
Interest and other income, net	1,417	1,489
Interest expense	(2,002)	(283)
Income before income taxes	20,400	21,136
Provision for income taxes	8,913	8,775
Net income	$11,487	$12,361
Net income per share—basic	$0.19	$0.20
Net income per share—diluted	$0.18	$0.18
Shares used to calculate basic net income per share	60,393	62,470
Shares used to calculate diluted net income per share	63,038	67,352

v

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Quarter Ended March 31,
	2005	2004
Net income	$11,487	$12,361
Unrealized loss on short-term investments, net of tax of $(154) and $(40) for the March 2005 and 2004 quarters, respectively	(228)	(57)
Unrealized gain on derivative, net of tax of $36 and $— for the March 2005 and 2004 quarters, respectively	53	—
Foreign currency translation	(19)	—
Comprehensive income	$11,293	$12,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$11,487	$12,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,452	5,562
Stock-based compensation	1,075	477
Deferred taxes	(677)	1,881
Tax benefits from stock options	3,947	5,254
Other	570	156
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	295	2,519
Other assets	2,986	1,917
Accounts payable and accrued liabilities	(2,856)	2,001
Deferred revenue	4,581	2,657
Other liabilities	825	—
Net cash provided by operating activities	31,685	34,785
Cash flows from investing activities:
Purchases of property and equipment	(3,455)	(1,005)
Purchases of rights, patents and trademarks	(5,500)	(11)
Purchases of short-term investments	(98,317)	(76,113)
Proceeds from maturities of short-term investments	115,858	94,051
Cash paid for acquisitions	(8,540)	—
Net cash provided by investing activities	46	16,922
Cash flows from financing activities:
Payments on capital leases	(288)	—
Payments on term loan	(30,833)	—
Proceeds from exercises of stock options	1,821	914
Repurchases of common stock	(14,207)	(48,706)
Net cash used for financing activities	(43,507)	(47,792)
Effect of exchange rate changes on cash and cash equivalents	(14)	—
Change in cash and cash equivalents	(11,790)	3,915
Cash and cash equivalents, beginning of period	56,512	8,908
Cash and cash equivalents, end of period	$44,722	$12,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                 DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

United Online, Inc. (“United Online” or the “Company”) is a leading provider of consumer Internet subscription services through a number of brands, including NetZero, Juno and Classmates Online. The Company’s pay services include dial-up Internet access, community-based networking, personal Web-hosting and premium email services, among others. The Company also offers, at no charge, advertising-supported versions of certain of its services. In addition, the Company offers marketers a broad array of Internet advertising products, including online market research and measurement services.

United Online is a Delaware corporation that commenced operations in 2001 following the merger of Internet access providers NetZero, Inc. and Juno Online Services, Inc. (the “Merger”). During 2004, the Company completed the acquisitions of Classmates Online, Inc. (“Classmates”), a leading provider of community-based networking services, and the Web-hosting and domain name registration business of About Web Services, Inc. In March 2005, the Company acquired certain assets related to PhotoSite, the online digital photo-sharing business of Homestead Technologies, Inc. The Company’s corporate headquarters are located in Woodland Hills, California, and the Company also maintains offices in Renton, Washington; New York, New York; San Francisco, California; Orem, Utah; Menlo Park, California; Hyderabad, India; Munich, Germany; and Järfälla, Sweden.

Basis of Presentation

The accompanying consolidated financial statements for the quarters ended March 31, 2005 and 2004, which include United Online and its wholly-owned subsidiaries, are unaudited except for the balance sheet information at December 31, 2004, which is derived from the audited consolidated financial statements as filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K on March 16, 2005. The Company’s interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed on March 16, 2005 with the SEC.

Significant Accounting Policies

Stock-Based Compensation—The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25,

Accounting for Stock Issued to Employees, Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation, and Emerging Issues Task Force (“EITF”) Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No. 44 and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. Under APB Opinion No. 25, employee stock-based compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense is recorded in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.

As required by SFAS No. 148, the following provides pro forma net income and pro forma net income per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied.

The fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	Quarter Ended March 31,
	2005	2004
Risk-free interest rate	4%	3%
Expected life (in years)	5	5
Dividend yield	0%	0%
Volatility	95%	104%

If the fair value based method had been applied in measuring stock-based compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Quarter Ended March 31,
	2005	2004
Net income, as reported	$11,487	$12,361
Add: Stock-based compensation included in net income, net of tax	917	477
Deduct: Total stock-based compensation determined under fair value-based method for all awards, net of tax	(2,697)	(8,102)
Pro forma net income	$9,707	$4,736
Net income per share—basic, as reported	$0.19	$0.20
Net income per share—basic, pro forma	$0.16	$0.08
Net income per share—diluted, as reported	$0.18	$0.18
Net income per share—diluted, pro forma	$0.15	$0.07

The following table summarizes stock-based compensation included in the following operating expenses (in thousands):

	Quarter Ended March 31,
	2005	2004
Operating expenses:
Cost of billable services	$25	$—
Sales and marketing	100	83
Product development	63	—
General and administrative	887	394
Total stock-based compensation	$1,075	$477

Reclassifications—Certain prior year amounts have been reclassified to conform to current year presentation. These changes had no impact on previously reported results of operations or stockholders’ equity.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee. SFAS No. 123R becomes effective in the March 2006 quarter and is likely to have a material effect on the Company’s results of operations although the exact amount is not known.

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

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. The interpretations in this SAB express views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS No. 123R.

2.                 ACQUISITIONS

PhotoSite

In March 2005, the Company acquired certain assets related to PhotoSite, the online digital photo-sharing business of Homestead Technologies, Inc., for approximately $10.0 million in cash, including acquisition costs, and entered into a related licensing and support agreement with Homestead Technologies. Included in the purchase price of $10.0 million is a $1.5 million payment due in March 2006 and included in accrued liabilities at March 31, 2005. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations. The primary reason for the acquisition was to acquire PhotoSite’s software and services to expand the Company’s subscription offerings.

The purchase price was allocated to the net assets acquired based on their estimated fair values, including identifiable intangible assets. The purchase price allocation is considered final. The following table summarizes the net liabilities assumed and the intangible assets and goodwill acquired in connection with the acquisition (in thousands):

Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Property and equipment	$4
Deferred revenue	(190)
Total net liabilities assumed	(186)
Intangible assets acquired:
Pay accounts	330	2 years
Proprietary rights	20	5 years
Software and technology	4,200	5 years
Total intangible assets acquired	4,550
Goodwill	5,640
Total purchase price	$10,004

The weighted average amortizable life of the acquired intangible assets is 4.8 years. The $5.6 million of goodwill acquired is deductible for tax purposes. The pro forma effect of the transaction is immaterial to the consolidated financial statements.

3.                 BALANCE SHEET COMPONENTS

Short-Term Investments

Short-term investments consist of the following (in thousands):

	March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$29,990	$27	$(36)	$29,981
Government agencies	128,737	17	(411)	128,343
Total	$158,727	$44	$(447)	$158,324

The Company has reclassified certain Auction Rate securities from cash and cash equivalents to short-term investments. Auction Rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction Rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They are traded at par and the interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset. The Company has historically classified these instruments as cash and cash equivalents if the period between interest rate resets was 90 days or less. Based on the Company’s re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its Auction Rate securities, previously classified as cash equivalents, as short-term investments on its consolidated balance sheet at March 31, 2004. In addition, certain amounts were reclassified in the consolidated statements of cash flows for the quarter ended March 31, 2004.

	March 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$28,086	$888	$—	$28,974
Government agencies	146,548	1,159	(56)	147,651
Total	$174,634	$2,047	$(56)	$176,625

	March 31, 2004 (prior to reclass)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$28,086	$888	$—	$28,974
Government agencies	97,461	1,159	(56)	98,564
Total	$125,547	$2,047	$(56)	$127,538

Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive loss on the consolidated balance sheets. The Company had no material realized gains or losses from the sale of short-term investments in the quarter ended March 31, 2005. The Company recognized $0.1 million of realized gains from the sale of short-term investments in the quarter ended March 31, 2004.

Maturities of short-term investments were as follows (in thousands):

	March 31, 2005
	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$72,998	$72,916
Maturing between 1 year and 4 years	55,654	55,333
Maturing after 4 years	30,075	30,075
Total	$158,727	$158,324

	March 31, 2004		March 31, 2004 (prior to reclass)
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$20,841	$20,847	$19,786	$19,797
Maturing between 1 year and 4 years	104,706	106,691	105,761	107,741
Maturing after 4 years	49,087	49,087	—	—
Total	$174,634	$176,625	$125,547	$127,538

Accounts receivable

At March 31, 2005, two customers comprised approximately 19% and 15% of the consolidated accounts receivable balance. At December 31, 2004, two customers comprised approximately 18% and 14% of the consolidated accounts receivable balance. For the March 2005 and 2004 quarters, the Company did not have any individual customers that comprised more than 10% of total revenues.

Goodwill

The changes in goodwill for the March 2005 quarter were as follows (in thousands):

Balance at December 31, 2004	$76,458
Adjustment to Classmates’ goodwill	(409)
Goodwill recorded in connection with PhotoSite acquisition	5,640
Balance at March 31, 2005	$81,689

The decrease in Classmates’ goodwill relates primarily to an increase in deferred tax assets for tax benefits associated with deductions identified during the March 2005 quarter.

Term Loan and Interest Rate Cap

In December 2004, the Company borrowed $100 million through a term loan facility dated December 3, 2004. Initially, the $100 million borrowing was carried as a base rate loan with interest accruing at Deutsche Bank’s prime lending rate plus a margin of 2.0%. In January 2005, the Company converted the outstanding base rate loan into three Eurodollar loans with an effective date of January 20, 2005. Interest will accrue at rates generally equal to the London inter-bank offered rate (LIBOR) for dollar deposits plus a margin of 3.0%.

On January 31, 2005, the Company purchased an interest-rate cap to reduce the variability in the amount of expected future cash interest payments that are attributable to LIBOR-based market interest rates. The interest-rate cap is designated and qualifies as a cash flow hedge. The Company paid a $0.2 million premium to enter into the cap, which provides protection through January 31, 2007 on $25 million of the Company’s outstanding term loan balance. The cap protects the Company from an increase in three month LIBOR over 3.5% on $25 million of borrowings over a two-year term. Changes in the fair value of the effective portion of the cap are recognized in accumulated other comprehensive income. Should the cap become ineffective as a hedge, gains and losses would be recognized in the results of operations in the current period. The Company recognized an unrealized gain of approximately $0.1 million in accumulated other comprehensive income during the March 2005 quarter related to the effective portion of the cash flow hedge as the cap was considered perfectly effective during the March 2005 quarter. Amounts in accumulated other comprehensive income will be reclassified into earnings in the same periods during which the future hedged cash interest payments affect earnings.

In March 2005, the Company made a $26.5 million voluntary prepayment on the term loan. The prepayment will reduce future principal repayments on a pro rata basis.

The term loan agreement contains certain financial and other covenants that place restrictions on additional indebtedness by the Company, liens against the Company’s assets, payment of dividends, consolidation, merger, purchase or sale of assets, capital expenditures, investments and acquisitions. Under the terms of the term loan agreement, there are annual limitations on repurchases of common stock and the payment of dividends (see Note 4).

4.                 STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

The Company’s Board of Directors authorized a common stock repurchase program that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized the Company to purchase up to an additional $100 million of its common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. On April 29, 2005, the Board of Directors extended the program through December 31, 2006. At March 31, 2005, the Company had repurchased $139.2 million of its common stock under the program.

Under the term loan agreement, repurchases of common stock and the payment of cash dividends are limited, in aggregate, to $135.4 million at March 31, 2005, subject to further annual limitations. As a result of these limitations, the company may be unable to repurchase the remaining $60.8 million available under the program if it maintains a quarterly cash dividend of $0.20 per share and does not repay or amend the terms of the term loan agreement. Additionally, in order to repurchase any common stock, no default or event of default shall have occurred and be continuing under the term loan agreement. Noncompliance with the financial covenants set forth in the agreement constitutes an event of default under the agreement.

Share repurchases executed under the common stock repurchase program at March 31, 2005 were as follows (in thousands, except per share amounts):

Period	Shares Repurchased(1)	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
August 2001	138	$1.67	$9,770
November 2001	469	1.77	8,940
February 2002	727	3.38	6,485
August 2002	288	7.51	27,820
February 2003	193	9.43	26,005
May 2003	281	13.51	22,207
November 2003	2,024	19.76	48,706
February 2004	2,887	16.86	—
May 2004	—	—	100,000
August 2004	2,657	9.41	74,989
February 2005	1,268	11.20	60,782
Total	10,932	$12.74

(1)          All shares were repurchased as part of a publicly announced program.

Equity Awards

In March 2005, the Company issued approximately 1.0 million restricted stock units (“RSUs”) to certain of the Company’s executive officers. Each RSU entitles the officer to receive one share of the Company’s common stock upon vesting. The shares vest 25% annually over the four-year period beginning February 15, 2005. In connection with these shares, the Company recorded deferred stock-based compensation of $11.0 million, which is being amortized over the vesting period.

In March 2005, the Company issued approximately 0.4 million additional RSUs to its other employees. Each RSU entitles the employee to receive one share of the Company’s common stock upon vesting. The shares vest 25% on February 15, 2006 and quarterly thereafter for three years. In connection with these shares, the Company recorded deferred stock-based compensation of $3.7 million, which is being amortized over the vesting period.

In March 2005, the Company approved stock option grants of 1.3 million shares to the Company’s employees with exercise prices ranging from $10.55 to $10.58. The shares vest 25% on February 15, 2006 and monthly thereafter for three years.

Dividend

In May 2005, the Company’s Board of Directors approved the initiation of a quarterly cash dividend of $0.20 per share of common stock. The first quarterly cash dividend is payable on May 31, 2005 to shareholders of record as of the close of business on May 13, 2005. While the Company intends to pay regular dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter following its review of the Company’s financial performance.

Under the term loan agreement, repurchases of common stock and the payment of cash dividends are limited, in aggregate, to $135.4 million at March 31, 2005, subject to further annual limitations. Assuming the Company does not repurchase any additional common stock, these limitations would restrict the Company’s ability to pay the full quarterly cash dividend of $0.20 per share by the second half of 2007 without amending the term loan agreement or repaying the then remaining balance. Additionally, in order to pay dividends, no default or event of default shall have occurred and be continuing under the term loan agreement. Noncompliance with the financial covenants set forth in the agreement constitutes an event of default under the agreement.

5.                 EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the quarters ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Quarter Ended March 31,
	2005	2004
Numerator:
Net income	$11,487	$12,361
Denominator:
Weighted average common shares—basic	60,868	63,091
Adjustment to weighted average for common shares subject to repurchase	(475)	(621)
Adjusted weighted average common shares—basic	60,393	62,470
Effect of dilutive securities:
Stock options, restricted shares, restricted stock units and employee stock purchase plan shares	2,645	4,882
Weighted average common shares—diluted	63,038	67,352
Net income per share—basic	$0.19	$0.20
Net income per share—diluted	$0.18	$0.18

The diluted per share computations exclude options, restricted stock and restricted stock units, which are antidilutive. The number of antidilutive shares at March 31, 2005 and 2004 was 7.8 million and 5.6 million, respectively.

6.                 EMPLOYEE BENEFIT PLANS

The Company has a savings plan (the “Savings Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 40%) of their eligible pretax earnings up to the Internal Revenue Service annual contribution limit. All full-time employees on the payroll of the Company may, subject to certain eligibility requirements, participate in the Plan. At December 31, 2004, the Company had made no contributions since the inception of the Savings Plan; however, on January 1, 2005, the Company began matching 25% of the employee’s contributions, up to plan limits. The Company recognized expenses of approximately $0.2 million during the quarter ended March 31, 2005 related to the 401(k) match.

7.                 INCOME TAXES

For the March 2005 quarter, the company recorded a tax provision of $8.9 million on pre-tax income of $20.4 million, resulting in an annualized effective tax rate of approximately 43.7%. For the March 2004 quarter, the company recorded a tax provision of $8.8 million on pre-tax income of $21.1 million, resulting in an annualized effective tax rate of approximately 41.5%.

8.                 COMMITMENTS AND CONTINGENCIES

Financial Commitments

The Company’s financial commitments at March 31, 2005 are as follows (in thousands):

		Apr-Dec	Year Ending December 31,
Contractual Obligations	Total	2005	2006	2007	2008	2009	2010	Thereafter
Term loan	$69,167	$12,854	$17,139	$17,139	$22,035	$—	$—	$—
Capital leases	1,095	364	399	332	—	—	—	—
Operating leases	47,337	3,971	6,242	6,370	6,441	5,435	4,078	14,800
Telecommunications purchases	26,886	8,565	9,829	8,492	—	—	—	—
Media purchases	29,622	29,622	—	—	—	—	—	—
Total	$174,107	$55,376	$33,609	$32,333	$28,476	$5,435	$4,078	$14,800

The Company leases its facilities under operating leases expiring at various periods through 2014. The leases generally contain annual escalation provisions as well as renewal options.

Legal Contingencies

On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero’s initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. In a court order dated February 15, 2005, the Court granted preliminary approval of the issuer defendants’ proposed settlement.

On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba “Freewwweb” (the “Debtor”), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno’s conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1,000,000 and Juno claiming less than $300,000. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno. The Debtor has filed a Notice of Appeal of the district court order upholding the decision of the Bankruptcy Court approving the Stipulation of Settlement in the Second Circuit Court of Appeals. The appeal was argued on March 8, 2005 and the parties are awaiting a decision from the court. At March 31, 2005, the Company had liabilities recorded of approximately $5.5 million.

On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff’s patent which purports to cover user access to a computer network. An answer and affirmative defenses have been served on behalf of NetZero, Juno and NetBrands. Discovery is continuing and the court has set several dates for the parties to submit briefs on claim construction issues. Trial has been set for October 2005.

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

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes the amount and ultimate liability, if any, with respect to these actions will not materially affect the Company’s business, financial position, results of operations or cash flows. There can be no assurance, however, that such actions will not be material or adversely affect the Company’s business, financial position, results of operations or cash flows.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of consumer Internet subscription services through a number of brands, including NetZero, Juno and Classmates Online. Our pay services include dial-up Internet access, community-based networking, personal Web-hosting and premium email services, among others. We also offer, at no charge, advertising-supported versions of certain of our services. In addition, we offer marketers a broad array of Internet advertising products, including online market research and measurement services.

At March 31, 2005, we had approximately 5.0 million pay accounts representing approximately 6.2 million total subscriptions, and approximately 17.0 million active accounts. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our pay services. “Active” accounts include total pay accounts as well as free users who have logged onto our access, community-based networking or email services during the preceding 31 days. Active accounts also include those free hosted Web sites that have received at least one visit during the preceding 90 days.

United Online is a Delaware corporation that commenced operations in 2001 following the merger of Internet access providers NetZero, Inc. and Juno Online Services, Inc. (the “Merger”). During 2004, we completed the acquisitions of Classmates Online, Inc. (“Classmates”), a leading provider of community-based networking services, and the Web-hosting and domain name registration business of About Web Services, Inc. In March 2005, we acquired certain assets related to PhotoSite, the online digital photo-sharing business of Homestead Technologies, Inc. Our corporate headquarters are located in Woodland Hills, California.

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

Internet Access: NetZero, Juno and BlueLight Internet;

Community-Based Networking: Classmates, StayFriends and Klasstraffen;

Web Hosting: FreeServers, 50megs, Bizhosting and Global Servers; and

Premium Email: NetZero MegaMail, Juno MegaMail and EmailMyName.

Internet Access

Our standard pay access services include Internet access and an email account and are offered through various pricing plans, generally $9.95 per month. We also offer “accelerated” access services, generally for an additional $5.00 per month, or a total monthly charge of $14.95. Our accelerated access services utilize compression, caching and other technologies that reduce the time for certain Web pages to download to users’ computers when compared to our standard access services. The price for our accelerated access services also includes certain additional benefits such as pop-up blocking capabilities and enhanced email storage. Internet access comprised approximately 3.1 million of our pay accounts at March 31, 2005, of which approximately 37% also subscribed to our accelerator services. We count a subscriber to our accelerator services as one pay account and two subscriptions, one for the Internet access and another for the accelerator. The NetZero and Juno pay access services differ from their respective free access services in that the hourly and certain other limitations set for the free services do not apply. In addition, the free access services incorporate certain advertising initiatives, including a persistent advertising banner, not present on the pay services. We do not offer free access services under the

BlueLight brand. Our access services are available in more than 8,200 cities across the United States and Canada.

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

Advertising Services

We connect advertisers to consumers through a variety of online marketing properties integrated throughout our services. Our advertising and e-commerce products include a broad range of targeting techniques for online advertising, email campaigns, start-page placements and channel sponsorship opportunities, and the ability to deliver video commercials online. We also provide consumers convenient access to third party Internet search services from many of our Web properties and services, and we generate a significant portion of our advertising and commerce revenues from such search services. In addition, we offer advertisers sophisticated market research capabilities through our CyberTarget Division, which can design and execute customized, real-time market research in an Internet environment and help advertisers better understand their target audience.

Pay Accounts and Subscriptions

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

	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Internet access	3,130	3,100	3,111	3,102	3,083
Other Web services	3,070	2,886	1,239	1,125	924
Total subscriptions	6,200	5,986	4,350	4,227	4,007
Total pay accounts	4,952	4,826	3,232	3,189	3,095
Accelerator penetration	37%	36%	35%	32%	29%

In general we count and track pay accounts and free accounts by unique member identification. Users have the ability to register for separate services under separate brands and member identifications independently. We do not track whether a pay account has purchased more than one of our services unless the account uses the same member identification. As a result, unique pay accounts may not represent unique subscribers and, similarly, total active free accounts may not represent unique free users. In addition, a free Web-hosting account is determined to be active if there was a visit to the site during the preceding 90 days, and it may be that the creator of the site no longer maintains or updates the site. As such, a free Web-hosting account may not represent an ongoing relationship with the person who set up the account. At any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool, a number of pay accounts that have notified us that they are terminating their service but whose service is still in effect and may also include a few thousand internal test accounts.

As indicated in the chart, we experienced limited growth in our pay access accounts during the past twelve months. Growth in subscriptions to our accelerator access services has also decreased. The dial-up Internet access market as a whole is decreasing, and the value-priced segment is becoming increasingly competitive. We, as well as our competitors, have become more aggressive in offering discounts and free months of service to obtain and retain subscribers. While we intend to continue to devote significant resources to enhancing and marketing our Internet access services, part of our strategy is to diversify by offering additional non-access Internet subscription services. Major initiatives we have undertaken to implement this strategy include our acquisition of a Web-hosting business in April 2004, our acquisition of Classmates in November 2004, our acquisition of a digital photo-sharing business in March 2005 as well as the introduction of non-access services, including premium email and premium content. We intend to continue to either develop or acquire new services and have announced our intention to develop and market a consumer VoIP telephony service. We cannot assure you, however, that we will be successful in either growing our pay access revenues or in successfully commercializing or growing new pay services.

Results of Operations

The following table sets forth (with dollars in thousands), for the periods presented, selected historical statements of operations data. The information contained in the table below is unaudited and should be read in conjunction with Liquidity and Capital Resources and Financial Commitments included in this Item 2 as well as the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Quarter Ended March 31,
	2005		2004
Statements of Operations Data:
Revenues:
Billable services	$116,229	89%	$97,682	91%
Advertising and commerce	14,302	11	9,993	9
Total revenues	130,531	100	107,675	100
Operating expenses:
Cost of billable services	24,426	19	25,580	24
Cost of free services	3,353	3	1,725	1
Sales and marketing	54,083	41	43,118	40
Product development	9,106	7	6,101	5
General and administrative	12,600	10	7,257	7
Amortization of intangible assets	5,978	5	3,964	4
Total operating expenses	109,546	84	87,745	81
Operating income	20,985	16	19,930	19
Interest and other income, net	1,417	1	1,489	1
Interest expense	(2,002)	(2)	(283)	—
Income before income taxes	20,400	16	21,136	20
Provision for income taxes	8,913	7	8,775	9
Net income	$11,487	9%	$12,361	11%

Quarter Ended March 31, 2005 compared to
the Quarter Ended March 31, 2004

Revenues

Billable Services Revenues

Billable services revenues consist of subscription fees charged to pay accounts for dial-up and accelerated Internet access services, community-based networking, Web-hosting and domain name registration services, premium email services and premium content. In addition, we charge fees for live telephone technical support. Our billable services revenues are primarily dependent on two factors: the average number of pay accounts for a period and the average monthly revenue per pay account (“ARPU”) for a period. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period. Changes in our pay account base are dependent on a number of factors including the effects of acquisitions, if any, during a period; the effectiveness of our marketing and distribution activities; the number of free accounts upgrading to pay services, particularly during periods when we effect changes to our free services; the effects of competition; the number of pay accounts that cancel their accounts or have their accounts terminated; changes in our marketing and related distribution channels; changes in our marketing expenditures; the effects of seasonality; and the impact of new types of pay services. ARPU is calculated by dividing billable services revenues for a period by the average number of pay accounts for that period. ARPU may fluctuate from period to period as a result of a variety of factors including changes in the mix of pay subscriptions and their related pricing plans; the use of promotions, such as one or more free months of service, and discounted pricing plans to obtain or retain subscribers; increases or decreases in the price of our services; the number of services subscribed to by each pay account; pricing and success of new pay services and the penetration of these types of services as a percentage of total pay accounts; and the timing of pay accounts being added or removed during a period.

Billable services revenues increased by $18.5 million, or 19%, to $116.2 million for the quarter ended March 31, 2005, compared to $97.7 million for the quarter ended March 31, 2004. The increase was due primarily to our acquisition of Classmates and, to a lesser extent, an increase in the number of Internet access accounts, particularly those accounts subscribing to our accelerator services, an increase in our average number of pay accounts and our acquisition of About Web Services, offset partially by a decrease in our ARPU.

Our average number of pay accounts was approximately 4,889,000 for the quarter ended March 31, 2005, compared to approximately 2,993,000 for the quarter ended March 31, 2004. The increase in our average number of pay accounts resulted primarily from our acquisition of Classmates in November 2004, which had approximately 1,452,000 pay accounts at the time of the acquisition. The increase in our average number of pay accounts also resulted from the introduction of new pay services, particularly our premium email services; our Web-hosting acquisition in April 2004, through which we acquired approximately 53,000 pay accounts; and an increase in our number of pay access accounts as a result of increased marketing and promotion of our pay services. However, we experienced limited growth in pay access accounts during the twelve months ended March 31, 2005. We anticipate that pay access accounts will decline during the June 2005 quarter. We also anticipate that our growth, if any, in pay accounts during the June 2005 quarter may be lower than what we achieved in the March 2005 quarter. We cannot assure you that either our total pay account base or our pay access accounts will grow or will not decrease in future periods.

ARPU was $7.93 for the March 2005 quarter, compared to $10.88 for the March 2004 quarter. The decrease in ARPU was due primarily to an increase in the percentage of pay accounts with a lower ARPU, particularly our community-based networking services and, to a lesser extent, our premium email services; a decrease in the percentage of total pay accounts comprised of our accelerator services, which generates a significantly higher average ARPU; an increase in the number of free months of service offered for initial trial periods and retention programs; and an increase in the number of accounts signing up for promotional pricing plans. Recently, AOL’s Netscape brand began offering a similar accelerator service as part of its standard $9.95 value-priced offering. Increased competition could adversely impact our ability to maintain or grow this service and could result in pressure on the ARPU for this service. We currently anticipate that some or all of these trends may continue and believe that ARPU will continue to decrease, at least in the near term. If we continue to experience decreases in ARPU, our billable services revenues may decrease, and our total revenues may decrease.

Advertising and Commerce Revenues

Our advertising and commerce revenues consist of fees from our Internet search partners that are generated as a result of our users utilizing our partners’ Internet search services, fees generated by our users viewing and clicking on third-party Web site advertisements and fees from referring our users to, and our users creating pay accounts or making purchases on, sponsors’ Web sites. We also generate revenues from providing third parties with data analysis capabilities and traditional market research services, such as surveys and questionnaires. Our advertising and commerce revenues are generated from our active account base, including our pay accounts. Factors impacting our advertising and commerce revenues generally include changes in orders from significant customers, the state of the online search and advertising markets, seasonality, increases or decreases in our active accounts, limitations on our free services and increases or decreases in advertising inventory available for sale. In the past, we have imposed limitations on our free services that have adversely impacted our volume of advertising inventory.

Advertising and commerce revenues increased by $4.3 million, or 43%, to $14.3 million for the quarter ended March 31, 2005, from $10.0 million for the quarter ended March 31, 2004. The increase was attributable primarily to our acquisition of Classmates and, to a lesser extent, our search arrangement with Overture Services, Inc. (“Overture”), a subsidiary of Yahoo! Inc., and advertising revenues generated from our Web-hosting business. These increases were offset partially by a decrease in revenues generated from our expired agreement with General Motors Corporation, from which we derived 21% of our advertising and commerce revenues for the quarter ended March 31, 2004.

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

Cost of billable services decreased by $1.2 million, or 5%, to $24.4 million for the quarter ended March 31, 2005, compared to $25.6 million for the quarter ended March 31, 2004. The overall decrease is due to a $2.8 million decrease in telecommunications costs. Telecommunications costs decreased as a result of a decrease in the average monthly usage per pay access account and a decrease in average hourly telecommunications costs, offset partially by an increase in the number of pay access accounts. Our average hourly telecommunications costs decreased as a result of better port utilization, improvements made in allocating our telecommunications usage to our lower cost vendors and lower telecommunications prices. Telecommunications hours allocated to our pay access account base increased to approximately 95% of total telecommunications hours purchased during the quarter ended March 31, 2005, compared to approximately 92% during the quarter ended March 31, 2004. The decrease in telecommunications costs was partially offset by a $0.6 million increase in customer support and billing-related costs as a result of an increase in the number of pay accounts, a $0.6 million increase in network personnel and overhead-related costs allocated to billable services and a $0.3 million increase in network depreciation allocated to billable services.

Cost of billable services as a percentage of billable services revenues was 21.0% in the quarter ended March 31, 2005, compared to 26.2% in the quarter ended March 31, 2004. The decrease resulted primarily from lower costs as a percentage of revenues associated with our pay community-based networking and Web-hosting services relative to our pay access services, and lower costs as a percentage of revenues associated with our pay access services due primarily to a decrease in average hourly telecommunications costs and average hourly usage per pay access account.

Our cost of billable services as a percentage of billable services revenues is highly dependent on the pricing for our services, our average hourly telecommunications cost and usage and our average customer billing and support costs per pay account. If we are not successful in continuing to increase the percentage of our pay access accounts subscribing to our accelerated services, or increase the percentage of our pay account base subscribing to higher margin services including our Web-hosting and community-based networking services, or if due to competitive or other factors we decrease the pricing for our access or other services or increase the use of promotions such as one or more free months of service, or if our new pay services are less profitable than our existing pay services, it is likely that our cost of billable services as a percentage of billable services revenues would be adversely impacted. While our average hourly telecommunications costs have decreased for some time, we may experience increased average hourly telecommunications costs in future periods, particularly if we expand our service coverage to additional geographic areas where telecommunications costs are higher. Additionally, while the average hourly usage of our pay access accounts decreased in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, we may experience increased average hourly usage in future periods when compared to the comparable period of the prior year, which would adversely impact this percentage.

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

Cost of free services increased by $1.6 million, or 94%, to $3.4 million for the quarter ended March 31, 2005, compared to $1.7 million for the quarter ended March 31, 2004. The increase was due primarily to increased costs associated with our community-based networking services. The increase includes a $1.4 million increase in personnel and overhead-related costs and a $0.6 million increase in depreciation. The increases were partially offset by a $0.3 million decrease in telecommunications costs. The decrease in telecommunications costs is a result of a decrease in average hourly telecommunications costs, a decrease in the number of active free access accounts and a decrease in the average hourly usage of these accounts. The decrease in free access accounts resulted from free accounts upgrading to our pay services and fewer new free account sign-ups. Telecommunications hours allocated to our free access accounts decreased to approximately 5% of total telecommunications hours purchased during the quarter ended March 31, 2005, compared to approximately 8% during the quarter ended March 31, 2004.

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

Sales and marketing expenses increased by $11.0 million, or 25%, to $54.1 million for the quarter ended March 31, 2005, compared to $43.1 million for the quarter ended March 31, 2004 primarily due to the acquisitions of Classmates and About Web Services in November 2004 and April 2004, respectively, including a $6.3 million increase in marketing, promotion and distribution costs, a $2.4 million increase in personnel-related expenses and a $1.9 million increase in telemarketing expenses related to customer acquisition, retention and up-sell activities. Increases in prices to purchase advertising, combined with seasonal factors and more intense competition for pay accounts, may adversely impact the effectiveness of our marketing activities and our ability to grow our pay account base and revenues.

Our marketing expenditures and the allocation of our marketing resources among our various services may vary significantly from quarter to quarter depending on a number of factors including the effectiveness of our marketing activities, changes in the mix of our marketing activities, changes in the cost to purchase advertising, changes in the number of pay accounts, the introduction of new services and the impact of such activities on our results of operations. While we anticipate that sales and marketing expenses as a percent of revenues in 2005 will be approximately equal to 2004, we may choose to either significantly increase or decrease such expenses as a percentage of revenues in 2005 or in any particular quarterly period. We have entered into a number of longer-term offline distribution relationships. We intend to continue to focus on increasing both our offline and online distribution channels in the near term, which could result in increased marketing expenditures as a result of fees paid to distribution partners. Our ability to increase or decrease our marketing expenditures from period to period may be more limited to the extent distribution partners continue to constitute an increasing portion of our marketing expenditures. We anticipate that distribution fees will represent a larger portion of our marketing expenditures in 2005. There is, however, no assurance that we will be able to increase our distribution channels or that any future increase in marketing expenditures will be successful in growing or maintaining our pay account base. Decreases in marketing expenditures would likely adversely impact our ability to increase our pay account base.

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

Product development expenses increased by $3.0 million, or 49%, to $9.1 million for the quarter ended March 31, 2005, compared to $6.1 million for the quarter ended March 31, 2004. The increase was primarily the result of a $2.4 million increase in personnel-related expenses as a result of increased headcount and compensation costs, including increased costs associated with our acquisitions of our Web-hosting and community-based networking businesses, as well as a $0.4 million increase in depreciation. We anticipate that we will increase our product development expenses, both in dollar terms and as a percent of revenues, in 2005.

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

General and administrative expenses increased by $5.3 million, or 74%, to $12.6 million for the quarter ended March 31, 2005, compared to $7.3 million for the quarter ended March 31, 2004. The increase was the result of a $1.8 million increase in personnel-related expenses as a result of higher compensation costs, including costs associated with our acquisitions of our community-based networking and Web-hosting businesses; a $1.1 million increase in professional and consulting fees; a $0.8 million increase in facilities costs as a result of increased rent for our corporate headquarters and new facilities related to our Web-hosting and community-based networking businesses; a $0.8 million increase in overhead-related costs, including an increase of $0.5 million in depreciation; a $0.5 million increase in stock-based compensation primarily related to restricted stock issued to certain of our executive officers in January 2004, unvested options assumed in our acquisition of Classmates and restricted stock units issued in March 2005; and a $0.3 million increase in legal settlement costs due primarily to the recognition of a $0.2 million credit in the March 2004 quarter to decrease a previously estimated legal settlement liability.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of acquired pay accounts and free accounts, acquired trademarks and trade names, purchased technologies and other identifiable intangible assets. At March 31, 2005, we had approximately $75.1 million in net identifiable intangible assets resulting primarily from the acquisitions of Classmates, the Internet access assets of BlueLight, the Web-hosting assets of About Web Services, Inc. and the assets related to PhotoSite. At March 31, 2005, we had approximately $81.7 million in goodwill resulting from the acquisitions of Classmates, the Web-hosting assets of About Web Services, Inc. and the assets related to PhotoSite. In accordance with the provisions set forth in SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount.

Amortization of intangible assets increased by $2.0 million, or 51%, to $6.0 million for the quarter ended March 31, 2005, compared to $4.0 million for the quarter ended March 31, 2004. The increase is due to the amortization of identifiable intangible assets from the acquisition of the Web-hosting assets of About Web Services, Inc. in April 2004 and the acquisition of Classmates in November 2004, offset partially by a decrease in amortization of intangible assets from the Merger. We recorded a reduction in the remaining intangible assets from the Merger of approximately $11.2 million during the December 2004 quarter in connection with the release of the deferred tax valuation allowance. Amortization of intangible assets is expected to increase significantly in 2005 due to the acquisitions of Classmates and certain assets related to PhotoSite. Certain of the acquired intangible assets are amortized on an accelerated basis to better match the expense to the expected cash flows from those assets.

Interest and Other Income, Net

Interest income consists of earnings on our cash, cash equivalents and short-term investments. Other income and expense, net consists of realized gains and losses recognized in connection with the sale of short-term investments.

Interest and other income, net decreased by $0.1 million, or 5%, to $1.4 million for the quarter ended March 31, 2005, compared to $1.5 million for the quarter ended March 31, 2004. Net realized gains on our short-term investments was not significant for the quarter ended March 31, 2005. Net realized gains on our short-term investments were approximately $0.1 million for the quarter ended March 31, 2004.

Interest Expense

Interest expense consists of interest expense on our term loan, capital leases and the amortization of premiums on certain of our short-term investments.

Interest expense increased by $1.7 million to $2.0 million for the quarter ended March 31, 2005, compared to $0.3 million for the quarter ended March 31, 2004. The increase is primarily the result of interest on the outstanding balance on the term loan in the March 2005 quarter. Interest expense is expected to continue to increase significantly in 2005 due to the outstanding balance on the term loan.

Provision for Income Taxes

For the quarter ended March 31, 2005, we recorded a tax benefit of $8.9 million on pre-tax income of $20.4 million, resulting in an annualized effective tax rate of approximately 43.7%. For the quarter ended March 31, 2004, we recorded a tax provision of $8.8 million on pre-tax income of $21.1 million, resulting in an annualized effective tax rate of approximately 41.5%. The increase in the effective tax rate is primarily due to the issuance of restricted stock units in March 2005, for which the related compensation deduction is limited under Section 162(m) of the Internal Revenue Code and foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization.

Liquidity and Capital Resources

Our total cash, cash equivalent and short-term investment balances decreased by approximately $29.7 million to $203.0 million at March 31, 2005 compared to $232.8 million at December 31, 2004. Our summary cash flows for the periods were as follows (in thousands):

	Quarter Ended March 31,
	2005	2004
Net cash provided by operating activities	$31,685	$34,785
Net cash provided by investing activities	46	16,922
Net cash used for financing activities	(43,507)	(47,792)

Net cash provided by operating activities decreased by $3.1 million, or 9%, for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. Significant factors that have impacted the variability in our cash provided by operating activities in these periods are as follows:

•       an increase in operating income before depreciation, amortization and stock-based compensation in the March 2005 quarter compared to the March 2004 quarter as a result of increased revenue and operating profitability due to overall growth in our business.

The increase in operating income before depreciation, amortization and stock-based compensation was offset by:

•        a reduction in the utilization of net operating loss and tax credit carryforwards and income tax deductions resulting from the exercise of stock options by employees, which have reduced payments for income taxes. We currently anticipate that our net operating loss and tax credit carryforwards available for use in 2005, when combined with anticipated exercises of employee stock options, will help to reduce the level of cash paid for income taxes in 2005. However, we believe that cash paid for income taxes in 2005 will be significantly higher than the $2.9 million paid in 2004. We have approximately $41 million of net operating loss carryforwards available in 2005, $17 million in 2006 and $13 million in 2007 through 2020 and

•        changes in working capital accounts due to increases in revenues and operating expenses and the timing of related cash receipts and payments.

Net cash provided by investing activities decreased by $16.9 million for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. Significant factors that have impacted the variability in our cash provided by investing activities in these periods are as follows:

•       the acquisition of certain assets related to PhotoSite for approximately $10.0 million in cash, $8.5 million of which was paid in the March 2005 quarter;

•       the purchase of proprietary rights for $6.0 million, $5.5 million of which was paid in the March 2005 quarter; and

•       increases in capital equipment purchases and capitalized software costs in connection with the ongoing operation of our business.

In prior years, we have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we will need to make further significant investments in the future. Capital expenditures for the quarter ended March 31, 2005 were $3.5 million.

We anticipate that our total capital expenditures for the remainder of 2005 will be in the range of $17 million to $25 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, including our proposed VoIP telephony service, which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

Net cash used for financing activities decreased by $4.3 million, or 9%, for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. Significant factors that have impacted the variability in our financing activities in these periods are as follows:

•       payments of $30.8 million on the term loan in the March 2005 quarter, including a $26.5 million prepayment, which will reduce future repayments on a pro rata basis;

•       a $34.5 million decrease in repurchases of common stock in the March 2005 quarter compared to the March 2004 quarter; and

•       an increase in cash received from employee stock option exercises. Future proceeds from employee stock option exercises are difficult to predict as such amounts are a function of our stock price, the number of vested and in-the-money options outstanding and the timing of employee exercises.

Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the near term. We intend to use our existing cash balances and future cash generated from operations to fund dividend payments; acquire complementary services, businesses or technologies; to repurchase shares of our common stock if we believe market conditions to be favorable; to make payments on our term loan; and to fund future capital expenditures. We currently anticipate that our future cash flows from operations and existing cash, cash equivalent and short-term investment balances will be sufficient to fund our operations over the next year, and in the near term we do not anticipate the need for additional financing to fund our operations. However, we may raise additional debt or equity capital for a variety of reasons including, without limitation, developing new or enhancing existing services or products, repurchasing our common stock, acquiring complementary services, businesses or technologies, refinancing our term loan or funding significant capital expenditures. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, it might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, financial position, results of operations and cash flows, and could impair our ability to pay dividends. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

In May 2005, our Board of Directors approved the initiation of a quarterly cash dividend of $0.20 per share of common stock. The first quarterly cash dividend is payable on May 31, 2005 to shareholders of record as of the close of business on May 13, 2005. While we intend to pay regular dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter following its review of our financial performance.

Under the term loan agreement, repurchases of common stock and the payment of cash dividends are limited, in aggregate, to $135.4 million at March 31, 2005, subject to further annual limitations. Assuming we do not repurchase any additional common stock, these limitations would restrict our ability to pay the full quarterly cash dividend of $0.20 per share by the second half of 2007 without amending the term loan agreement or repaying the then remaining balance. Additionally, in order to pay dividends, no default or event of default shall have occurred and be continuing under the term loan agreement. Noncompliance with the financial covenants set forth in the agreement constitutes an event of default under the agreement.

Financial Commitments

Our financial commitments are as follows at March 31, 2005 (in thousands):

		Apr-Dec	Year Ending December 31,
Contractual Obligations	Total	2005	2006	2007	2008	2009	2010	Thereafter
Term loan	$69,167	$12,854	$17,139	$17,139	$22,035	$—	$—	$—
Capital leases	1,095	364	399	332	—	—	—	—
Operating leases	47,337	3,971	6,242	6,370	6,441	5,435	4,078	14,800
Telecommunications purchases	26,886	8,565	9,829	8,492	—	—	—	—
Media purchases	29,622	29,622	—	—	—	—	—	—
Total	$174,107	$55,376	$33,609	$32,333	$28,476	$5,435	$4,078	$14,800

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee. SFAS No. 123R becomes effective in the March 2006 quarter and is likely to have a material effect on our results of operations although the exact amount is not known.

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

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. The interpretations in this SAB express views of the staff regarding the interaction between SFAS No. 123 (revised 2004) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R.

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

Internet Access Competition

Competition in the Internet access market is intense. We compete with established online service and content providers such as AOL, AOL’s Netscape subsidiary and MSN; independent national ISPs such as EarthLink and its PeoplePC subsidiary; companies combining their resources to offer Internet access in conjunction with other services such as Yahoo! and SBC Internet Services, and AOL and Walmart.com; national communications companies and local exchange carriers such as AT&T WorldNet, Qwest Communications International, Inc. and Verizon; cable companies such as Comcast Corporation, Cox Communications, Inc., Charter Communications, Inc. and Adelphia Communications Corporation; local telephone companies; and regional and local commercial ISPs.

The number of U.S. households using broadband has grown significantly over the last few years and is expected to continue to grow. Broadband access, which includes cable, digital subscriber lines (“DSL”), satellite and wireless, generally offers users faster connection and download speeds than dial-up access for a higher monthly fee, currently ranging from an estimated $27 to $55 per month, although offers for promotional periods have been as low as $10 per month. Pricing for broadband services, particularly for introductory promotional periods, services bundled with cable and telephone services, and services with slower speeds, has been declining and the pricing gap between broadband and premium dial-up access services has been narrowing. As a result of broadband adoption, the total number of dial-up accounts in the U.S. has declined and industry analysts predict that it will continue to decline. The decline in the size of the dial-up market could accelerate significantly if broadband services become widely available at lower prices or if there is significant consumer adoption of broadband applications, such as online video, telephony and music downloads, which depend upon connections that provide significant bandwidth. We currently offer a broadband service in Nashville and Indianapolis through Comcast Corporation’s cable systems. The service, however, is not value priced and we have had a minimal number of subscribers sign up for it. While we review the possibility of offering broadband services from time to time, we currently do not plan to offer broadband services on a significant scale, which has, and will continue to, adversely impact our ability to compete for new subscribers and to retain existing subscribers.

Our success historically has been based on offering dial-up Internet access services at prices below the standard monthly pricing of the premium dial-up services of most of our major competitors. Competition from broadband providers and value-priced providers such as United Online has resulted in significant declines in the number of subscribers to premium priced dial-up services over the last few years. In response to this competition, many competitors have engaged, and are likely to continue to engage, in more aggressive pricing of their dial-up services under their premium-priced brands to obtain and retain users, such as offering discounted pricing or extended periods of free service such as six months free. AOL is currently testing decreased price points on their dial-up service and content packages. Additionally, AOL, through its Netscape subsidiary, EarthLink, through its PeoplePC subsidiary, and a number of small providers now offer value-priced services at prices similar to our prices and which are, in some cases, priced below the prices of our services. Partially in response to this competition, we have become more aggressive in offering discounted services and one or more free months of services in order to obtain and retain pay access accounts. Despite these measures, we have experienced limited growth in pay access accounts since the March 2004 quarter and expect that we will experience quarterly decreases in our pay access accounts in the future. We believe increased competition, including pricing competition, has adversely impacted our ability to obtain new pay access accounts and to retain our existing accounts, will adversely impact our ability to maintain or grow our pay access account base in the future and may make it more difficult to maintain the current pricing of our services.

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

Competition in the Online Relationships Market

Competition for subscribers in the online relationships market is intense and rapidly evolving. Classmates competes directly against a small number of companies, including Reunion.com and Monster.com’s Military.com service, offering similar online social networking services based on work, school and military communities. Classmates also competes directly with many schools, employers, Web sites, and associations that maintain their own Internet-based alumni information services. In addition to this direct competition, Classmates competes for subscribers with companies offering a wide variety of social networking services including Web portals such as Yahoo! and MSN that maintain chat rooms and are developing new web community services such as Yahoo! 360 and MSN Spaces, and other community-based Web sites and personal networking communities such as Friendster and Myspace. Many of these companies offer a wide variety of services in addition to their social networking services, which may provide them with a competitive advantage in obtaining and retaining subscribers. Many consumers maintain simultaneous relationships with multiple communities, including Internet alumni networks and offline associations, and can easily shift their interest or their spending from one online or offline provider to another. Competitors may be able to launch new businesses serving various communities at relatively low cost. Competitors may be able to hold themselves out as specialists in single communities, making them more appealing to consumers or giving them a perceived competitive advantage. In addition, many social networking services are free or only require payment if certain additional functionality is desired by the user. The continued prevalence of free services could adversely impact our ability to market both our free and pay services.

Many competitors in this market have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, Classmates has relied extensively on Internet advertising through portals and other Internet service providers, including AOL, MSN and Yahoo!, to grow its base of free and pay accounts. A number of these companies are competitors of United Online with respect to Internet access and other services, and they may not be willing to retain the same advertising relationship going forward. To the extent we are not able to maintain advertising relationships with these companies, our ability to obtain new Classmates’ pay and free accounts would be adversely impacted.

Competition in Additional Service Markets

One element of our strategy is to offer a variety of subscription services in addition to Internet access and community-based networking services. We currently offer Web-hosting and domain registration services, as well as standalone premium email services, a broadband accelerator product, prepackaged premium content offering and digital photo sharing services. While these services do not generate a significant portion of our revenues, we are actively investing substantial resources in certain of these services. Competition for users of premium email services is intense. The companies we compete with for Internet access subscribers also compete with us for subscribers to email services. In addition, a number of companies, including Yahoo!, MSN and Google, offer premium email services, in certain cases, for free. The market for premium email services is evolving at a rapid pace and we cannot assure you that our offerings will be competitive or commercially viable. While the personal Web-hosting business is fragmented, a number of significant companies, including Yahoo!, currently compete actively for these users. In addition, the personal Web-hosting industry is very application specific, with many of the competitors focusing on specific applications, such as photo sharing, to generate additional users. We cannot assure you that our premium email offerings or our Web-hosting offerings will be competitive or will generate growth in pay accounts.

In addition, we have evaluated, and expect to continue to evaluate, the development or acquisition of new subscription services. New services may subject us to competition from companies that have more experience with such services, more established brands, and greater financial, marketing and other resources to devote to such services. For example, we intend to develop a new consumer VoIP telephony service. The market for consumer telephone services is extremely competitive and the emergence of VoIP based services will result in increased competition. If we were to offer a VoIP service, our competitors would include established telecommunications and cable companies, certain of our current competitors for Internet access services including AOL and EarthLink, and a number of new companies that offer VoIP based services as their primary business. We cannot assure you that our new services will be competitive or will generate growth in pay accounts.

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

We may be unable to grow our revenues.

Our ability to grow our revenues is primarily dependent upon our ability to increase our number of pay subscriptions, our number of pay accounts and our average monthly revenue per pay account (“ARPU”). Increasing our pay subscriptions involves three components: converting free accounts to pay subscriptions, cross-marketing additional subscriptions to pay accounts, and gaining pay accounts from new subscribers who have not previously used our services. The number of free accounts for certain of our services has been decreasing and may continue to decrease in the future. The number of free accounts converting to pay accounts has, from time to time, decreased and may decrease in the future, and we may not be successful in converting free accounts to pay accounts, particularly if our number of free accounts continues to decline or if consumers do not perceive adequate value in our pay services. We have experienced declines in pay accounts for a number of our services, including access, during prior periods. We expect that we will experience, during at least some future periods, declines in pay accounts for access. The growth in new subscriptions to our accelerated access services has been declining. We do not know if we will be able to maintain or grow the number of pay subscriptions to any of our services, and subscriptions to some or all of our services may decrease in future periods.

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

Our results of operations and changes in the number and mix of pay accounts from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. A number of factors that may impact us are discussed in greater detail in this Form 10-Q, and these factors may affect us from period to period and may affect our long-term performance. As a result, you should not rely on period-to-period comparisons as an indication of future or long-term performance. In addition, these factors create difficulties with respect to our ability to forecast our financial performance and user metrics accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and user metrics. We cannot assure you that we will achieve the expectations or financial projections made by our management or by the financial analysts. In the event we do not achieve such expectations or projections, the price of our common stock could be adversely affected.

If we cannot identify and complete acquisitions, we may not be able to grow and achieve our strategic objectives.

One of our strategic objectives is to acquire businesses, product lines or technologies which will provide us with an opportunity to leverage our assets and core competencies, or which otherwise will be complementary to our existing businesses. We may not succeed in growing our revenues unless we are able to successfully complete acquisitions. The merger and acquisition market for companies offering Internet subscription services is extremely competitive, particularly for companies who have demonstrated a profitable business model with long-term growth potential. Recently, the public equity markets have been very receptive to companies with these characteristics. As a result, in many cases companies with these characteristics trade publicly or are privately valued at multiples of earnings, revenues, operating income and other metrics significantly higher than the multiples at which we are currently valued. Acquisitions may require us to obtain additional debt or equity financing, which may not be available to us on reasonable terms, or at all. In addition, our term loan imposes restrictions on our ability to make acquisitions. These and other factors may make it difficult for us to acquire additional businesses, product lines or technologies at affordable prices, or at all, and there is no assurance that we will be successful in completing additional acquisitions.

We cannot assure you that we will be able to successfully manage, integrate or grow our Web-hosting, photo-sharing andClassmates businesses.

In April 2004, we acquired the assets of About, Inc.’s Web-hosting business, in November 2004, we acquired Classmates and in March 2005, we acquired the assets of Homestead Technologies, Inc.’s online digital photo sharing business. We do not have prior experience in any of these lines of business and may not be able to compete successfully in them. To the extent we attempt to integrate various aspects of these businesses, we may not be successful. There may be unanticipated risks, liabilities and costs associated with these businesses, and we cannot assure you that these businesses will have a positive impact on our results of operations. In addition, we cannot assure you that we will be successful in maintaining or growing their pay or free accounts.

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

Historically, we have lost an average of four to five percent of our pay accounts each month, which we refer to as churn. Our churn percentage is calculated based on the average number of pay accounts for a period. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. We do not include in our churn calculation those accounts cancelled during the first thirty days of service unless the accounts have upgraded from free accounts, although a number of such accounts will be included in our account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not considered to have cancelled a pay account and, as such, our overall churn rate is not necessarily indicative of the percentage of subscribers canceling any particular service. We have experienced, and will likely continue to experience, a higher percentage of subscribers canceling our accelerated access and Classmates services than is indicated by our churn rate, and the percentage of subscribers canceling Classmates’ service has fluctuated significantly from quarter to quarter due to seasonality and the timing of termination of multi-month programs. As a result, it is likely that our overall churn may be higher in future periods and will fluctuate from period to period. If we continue to experience a high percentage of subscribers canceling our Classmates and accelerator services, it will make it more difficult to grow or retain the number of subscribers to those services and the size of our overall pay accounts base. If we experience an increased percentage of cancellations, or if we are unable to attract new pay accounts in numbers sufficient to increase our overall pay accounts, our revenues and profitability may be adversely affected.

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

We have expended, and may in the future expend, significant resources enhancing our existing services and developing, acquiring and implementing new services such as our proposed VoIP service. Product development involves a number of uncertainties, including unanticipated delays and expenses. New or enhanced services may have technological problems or may not be accepted by our consumers or advertisers. We cannot assure you that we will be successful in developing or acquiring new or enhanced services, such as our proposed VoIP service and our proposed enhanced accelerator services, or that new or enhanced services will be commercially successful.

Seasonal trends in Internet usage and advertising sales may cause fluctuations in our results of operations.

Seasonal trends could affect revenues, operating expenses and the rate at which users sign up for our services. Decreased usage during seasonal periods could decrease advertising inventory and search activity and adversely impact advertising revenue. Increased usage due to seasonality may result in increased telecommunications costs for such period. We have experienced lower usage of our access services in the summer months and this trend may continue. We also have experienced a lower rate of people signing up for our access services during the spring and summer months when compared to the fall and winter months, and this trend may continue. Because our operating history for certain of our services is limited, particularly as it relates to our community-based networking services, it is difficult for us to accurately forecast seasonal trends and plan accordingly. Seasonality may result in significant fluctuations in our results of operations and the number of users signing up for, or accessing, our services.

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

A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. In the past, we have experienced a number of situations where significant advertising arrangements were terminated early, were not renewed, were renewed at significantly lower rates or were renegotiated during the term of the arrangement. We derived approximately 30% of our advertising and commerce revenues during the March 2005 quarter from Internet search fees provided through our agreement with Overture. Our agreement with Overture expires in March 2007. The competition among search services is increasing. If there were a significant decrease in search fees from our agreement with Overture due to users using competitive services or other factors, such decrease would adversely impact our results of operations. Our business, financial position, results of operations and cash flows may be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

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

We have a term loan with a group of financial institutions secured by substantially all of our assets. The terms of the term loan contain customary events of default and covenants that limit us from taking certain actions without obtaining the consent of the lenders. In addition, our term loan agreement requires us to maintain certain financial ratios. These restrictions and covenants limit our ability to respond to changing business and economic conditions, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us, including strategic acquisitions. Covenants in our term loan agreement also restrict our ability to incur indebtedness, repurchase our common stock, distribute dividends and provide financing to our foreign subsidiaries.

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

The software that operates most of our billing and customer support systems for our access service is licensed from Portal Software, Inc. and Remedy, a BMC Software Company, and we use a combination of Portal, Remedy and other third-party and internally developed software applications for such customer billing and support. The billing system for Classmates relies on a combination of software licensed from Art Technology Group Inc. (“ATG”), other third-party software applications as well as internally developed software applications. Customer billing and support is a highly complex process, and our systems must efficiently interface with other third parties’ systems such as the systems of credit card processing companies and other companies to whom we outsource billing and support functions. Our ability to accurately and efficiently bill and support our users is dependent on the successful operation of our billing and support systems and third parties’ systems upon which we rely. In addition, our ability to offer new pay services or alternative payment plans is dependent on our ability to customize our billing and support systems. Issues associated with these systems could cause a variety of problems including the failure to bill and collect from users on a timely basis, over-charging or under-charging users, inaccurate financial and customer data, excessive credit card chargebacks or refunds, delays in new product or payment plan introductions and other billing-related errors. Such problems could lead to inaccurate reporting from time to time, which could adversely affect our business, financial position, results of operations and cash flows. We have experienced billing and support problems from time to time and may experience additional problems in the future. The failure of our software vendors to provide software upgrades and technical support, the failure of the Portal, Remedy, ATG or internally developed software to operate accurately, problems with our credit card processor or other billing and support vendors and any other failures or errors in our billing and support systems could materially and adversely affect our business, financial position, results of operations and cash flows.

We are dependent on third parties for technical support and customer service and our business may suffer if they are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us.

Our business and financial results depend, in part, on the availability and quality of our customer support services. We outsource a majority of the live technical and billing support functions to ClientLogic Corporation. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that ClientLogic becomes unable or unwilling to offer these services to us. At times, users seeking live customer support have experienced lengthy waiting periods to reach support personnel who are trained to provide the technical or billing support they require. ClientLogic has also experienced outages in the past where they were unable to support our users. Maintaining desired customer support levels may require significantly more support personnel than are currently available to us, or significantly greater expense than we choose to incur. If ClientLogic does not provide us with quality services, or if our relationship with ClientLogic terminates and we are unable to transition such services in-house or to a replacement vendor in an orderly, cost-effective and timely manner, our reputation, business and results of operations would suffer. In addition, we prepay significant amounts in advance to ClientLogic under our agreement with them, and any failure by them to perform the services for which we have prepaid would negatively impact our financial position.

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

Defending against lawsuits involves significant expense and diversion of management’s attention and resources from other matters. We may not prevail in existing actions or actions that may be brought in the future. The failure to successfully defend against certain types of claims, including claims based on infringement of proprietary rights, could require us to change our business practices or obtain licenses from third parties, which licenses may not be available on acceptable terms, if at all. Lawsuits also involve the risk of significant settlements or judgments against us. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial position, results of operations and cash flows.

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

Changes in the regulatory environment regarding the Internet could decrease our revenues and increase our costs. Currently, ISPs are considered “information service” providers rather than “telecommunications” providers, and therefore are not directly regulated by the Federal Communications Commission. Accordingly, regulations that apply to telephone companies and other telecommunications common carriers currently do not apply to us. However, we could become subject to FCC and state regulation as Internet access services and telecommunications services converge. Moreover, if we offer new services that are subject to different and additional governmental regulation, such as the proposed VoIP service, we may have to comply with laws and regulations that currently are not applicable to us. If the regulatory status of ISPs changes or if we offer new services that subject us to new laws and regulations, our business may be adversely affected.

Although the Internet Tax Freedom Act, which placed a moratorium on new state and local taxes on Internet commerce, has been extended through November 2007, future laws imposing taxes or other regulations on the provision of goods and services over the Internet could make it substantially more expensive to operate our business.

Our business is also subject to a variety of other U.S. and foreign laws and regulations that could subject us to liabilities, claims or other remedies, such as laws relating to bulk email or “spam,” access to various types of content by minors, anti-spyware initiatives, encryption, data protection and consumer protection. Compliance with these laws and regulations is complex and may impose significant additional costs on us. In addition, the regulatory framework relating to Internet services is evolving and both the federal government and states from time to time pass legislation that impacts our business. It is likely that additional laws and regulations will be adopted that would affect our business. We cannot predict the impact that future regulatory changes or developments may have on our business, financial condition, results of operations or cash flows. The enactment of any additional laws or regulations, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

Our business could be shut down or severely impacted by a catastrophic event.

Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fire, earthquakes, power loss, telecommunications failures, terrorism and similar events. We have experienced situations where power loss and telecommunications failures have adversely impacted our services, although to date such failures have not been material to our operations. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our headquarters in Woodland Hills, California and at facilities in and around Los Angeles, California; San Jose, California; Ashburn, Virginia; Renton, Washington and New York, New York. In the past, areas in California have experienced repeated episodes of diminished electrical power supply, or “rolling blackouts.” A natural disaster, terrorism, power blackout or other unanticipated problem at our headquarters or at a network hub, or within a third-party network provider’s network, could cause interruptions in the services that we provide. Our systems are not fully redundant. Any prolonged disruption of our services due to system failures could result in user turnover and decreased revenues.

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

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio and our term loan.

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

We are exposed to interest rate risk on the outstanding balance of our term loan. In January 2005, we converted the outstanding base rate loan into Eurodollar loans. Interest accrues at rates generally equal to the London inter-bank offered rate (LIBOR) for dollar deposits plus a margin of 3.0%. We purchased an interest-rate cap to reduce the variability in the amount of expected future cash interest payments that are attributable to LIBOR-based market interest rates. The cap provides protection through January 31, 2007 from an increase in three month LIBOR over 3.5% on $25 million of our outstanding term loan balance.

Foreign Currency Risk

We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Indian Rupee (INR) and the Euro, which may result in a gain or loss of earnings to us. The volatility of the INR and the Euro (and all other applicable currencies) is monitored throughout the year. We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. dollar. Since the functional currencies of our foreign operations are denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders’ equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in operating expenses. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

ITEM 4.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero’s initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. In a court order dated February 15, 2005, the Court granted preliminary approval of the issuer defendants’ proposed settlement.

On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba “Freewwweb” (the “Debtor”), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno’s conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno, and we have reserved $5.5 million in connection with this proceeding. On September 11, 2003, the court issued an order approving the Stipulation of Settlement. The Debtor has filed a Notice of Appeal of the district court order upholding the decision of the Bankruptcy Court approving the Stipulation of Settlement in the Second Circuit Court of Appeals. The appeal was argued on March 8, 2005 and the parties are awaiting a decision from the court.

On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff’s patent which purports to cover user access to a computer network. An answer and affirmative defenses have been served on behalf of NetZero, Juno and NetBrands. Discovery is continuing and the court has set several dates for the parties to submit briefs on claim construction issues. Trial has been scheduled for October 2005.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. On April 29, 2005, the Board of Directors extended the program through December 31, 2006. At March 31, 2005, we had repurchased $139.2 million of our common stock under the program.

Under the term loan agreement, repurchases of common stock and the payment of cash dividends are limited, in aggregate, to $135.4 million at March 31, 2005, subject to further annual limitations. As a result of these limitations, we may be unable to repurchase the remaining $60.8 million available under the program if we maintain a quarterly cash dividend of $0.20 per share and do not repay or amend the terms of the term loan agreement. Additionally, in order to repurchase any common stock, no default or event of default shall have occurred and be continuing under the term loan agreement. Noncompliance with the financial covenants set forth in the agreement constitutes an event of default under the agreement.

Share repurchases executed under the common stock repurchase program at March 31, 2005 were as follows (in thousands, except per share amounts):

Period	Shares Repurchased(1)	Average Price Paid per Share	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
August 2001	138	$1.67	$9,770
November 2001	469	1.77	8,940
February 2002	727	3.38	6,485
August 2002	288	7.51	27,820
February 2003	193	9.43	26,005
May 2003	281	13.51	22,207
November 2003	2,024	19.76	48,706
February 2004	2,887	16.86	—
May 2004	—	—	100,000
August 2004	2,657	9.41	74,989
February 2005	1,268	11.20	60,782
Total	10,932	$12.74

(1)          All shares were repurchased as part of a publicly announced program.

ITEM 6.                EXHIBITS

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger, dated October 23, 2004, among United Online, Inc., Mariner Acquisition Corp. and Classmates Online, Inc.		8-K	000-33367	11/4/2004
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan	X		000-33367	5/10/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan	X		000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan	X		000-33367	5/10/2005
10.10	United Online, Inc. 2005 Management Bonus Plan		8-K	000-33367	3/30/2005
10.11	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-KT	000-33367	2/5/2004
10.12	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.13	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004
10.14	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.15

Credit Agreement, dated as of December 3, 2004, among United Online, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank Securities Inc., as Lead Arranger (the “Credit Agreement”)

			8-K	000-33367	12/3/2004

10.16	First Amendment to Credit Agreement, dated as of December 13, 2004		8-K	000-33367	12/14/2004
10.17	Second Amendment to Credit Agreement, dated as of March 11, 2005		10-K	000-33367	3/16/2005
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/10/2005
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/10/2005
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/10/2005
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/10/2005

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2005.

UNITED ONLINE, INC.
By:	/s/ CHARLES S. HILLIARD
Charles S. Hilliard
Executive Vice President, Finance, Treasurer and Chief Financial Officer
By:	/s/ NEIL P. EDWARDS
Neil P. Edwards
Senior Vice President, Finance, and Chief Accounting Officer

EXHIBIT INDEX

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger, dated October 23, 2004, among United Online, Inc., Mariner Acquisition Corp. and Classmates Online, Inc.		8-K	000-33367	11/4/2004
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan	X		000-33367	5/10/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan	X		000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan	X		000-33367	5/10/2005
10.10	United Online, Inc. 2005 Management Bonus Plan		8-K	000-33367	3/30/2005
10.11	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-KT	000-33367	2/5/2004
10.12	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.13	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004
10.14	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.15

Credit Agreement, dated as of December 3, 2004, among United Online, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank Securities Inc., as Lead Arranger (the “Credit Agreement”)

			8-K	000-33367	12/3/2004

10.16

First Amendment to Credit Agreement, dated as of December 13, 2004, among United Online, the lenders from time to time party to the Credit Agreement and Deutsche Bank Trust Company Americas, as Administrative Agent

			8-K	000-33367	12/14/2004
10.17	Second Amendment to Credit Agreement, dated as of March 11, 2005		10-K	000-33367	3/16/2005
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/10/2005
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/10/2005
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/10/2005
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/10/2005