Form 10-Q
period 2005-06-30
UNITED ONLINE INC
filed 2005-08-08
CIK 1142701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

There were 61,771,722 shares of the registrant’s common stock outstanding at July 29, 2005.

In this document, “United Online,” the “Company,” “we,” “us” and “our” collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNITED ONLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,685	$56,512
Short-term investments	183,143	176,281
Accounts receivable	18,763	17,534
Deferred tax assets, net	20,388	24,630
Other current assets	11,452	13,058
Total current assets	274,431	288,015
Property and equipment, net	28,115	27,006
Deferred tax assets, net	51,869	51,573
Goodwill	81,783	76,458
Intangible assets, net	69,494	70,558
Other assets	5,128	6,242
Total assets	$510,820	$519,852
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,109	$45,379
Accrued liabilities	27,457	18,320
Deferred revenue	55,100	49,293
Current portion of term loan	16,730	23,333
Current portion of capital leases	365	621
Total current liabilities	146,761	136,946
Deferred revenue	2,464	1,661
Term loan	46,604	76,667
Capital leases	514	698
Other liabilities	3,913	2,181
Total liabilities	200,256	218,153
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock	6	6
Additional paid-in capital	489,601	491,757
Deferred stock-based compensation	(19,347)	(8,477)
Accumulated other comprehensive loss	(277)	(9)
Accumulated deficit	(159,419)	(181,578)
Total stockholders’ equity	310,564	301,699
Total liabilities and stockholders’ equity	$510,820	$519,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Billable services	$117,490	$102,496	$233,719	$200,178
Advertising and commerce	14,030	8,122	28,332	18,115
Total revenues	131,520	110,618	262,051	218,293
Operating expenses:
Cost of billable services (including stock-based compensation, see Note 1)	24,247	23,294	48,673	48,874
Cost of free services (including stock-based compensation, see Note 1)	3,172	1,589	6,525	3,314
Sales and marketing (including stock-based compensation, see Note 1)	53,803	44,862	107,886	87,980
Product development (including stock-based compensation, see Note 1)	9,558	6,286	18,664	12,387
General and administrative (including stock-based compensation, see Note 1)	14,227	10,183	26,827	17,440
Amortization of intangible assets	5,654	4,393	11,632	8,357
Total operating expenses	110,661	90,607	220,207	178,352
Operating income	20,859	20,011	41,844	39,941
Interest and other income, net	1,592	1,367	3,009	2,856
Interest expense	(1,355)	(342)	(3,357)	(625)
Income before income taxes	21,096	21,036	41,496	42,172
Provision for income taxes	10,424	8,726	19,337	17,501
Net income	$10,672	$12,310	$22,159	$24,671
Net income per share—basic	$0.18	$0.20	$0.37	$0.40
Net income per share—diluted	$0.17	$0.19	$0.35	$0.37
Shares used to calculate basic net income per share	60,831	61,669	60,613	62,070
Shares used to calculate diluted net income per share	63,093	66,238	63,066	66,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$10,672	$12,310	$22,159	$24,671
Unrealized gain (loss) on short-term investments, net of tax of $44 and $(109), respectively, for the quarter and six months ended June 30, 2005 and $(435) and $(475), respectively, for the quarter and six months ended June 30, 2004	66	(1,642)	(162)	(1,699)
Unrealized loss on derivative, net of tax of $(49) and $(12) for the quarter and six months ended June 30, 2005, respectively	(72)	—	(19)	—
Foreign currency translation	(68)	—	(87)	—
Comprehensive income	$10,598	$10,668	$21,891	$22,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$22,159	$24,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,890	12,082
Stock-based compensation	3,995	1,216
Deferred taxes	761	2,104
Tax benefits from stock options	8,003	13,039
Other	792	465
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(1,231)	953
Other assets	1,955	(4,456)
Accounts payable and accrued liabilities	8,894	11,290
Deferred revenue	6,461	1,896
Other liabilities	1,732	—
Net cash provided by operating activities	72,411	63,260
Cash flows from investing activities:
Purchases of property and equipment	(8,473)	(4,854)
Purchases of rights, patents and trademarks	(5,554)	(912)
Purchases of short-term investments	(192,437)	(177,134)
Proceeds from maturities of short-term investments	185,333	170,815
Cash paid for acquisitions	(8,638)	(11,917)
Net cash used for investing activities	(29,769)	(24,002)
Cash flows from financing activities:
Payments on capital leases	(440)	—
Payments on term loan	(36,666)	—
Proceeds from exercises of stock options	3,845	3,900
Proceeds from employee stock purchase plan	1,678	1,636
Payment of dividends	(12,590)	—
Repurchases of common stock	(14,207)	(48,706)
Net cash used for financing activities	(58,380)	(43,170)
Effect of exchange rate changes on cash and cash equivalents	(89)	—
Change in cash and cash equivalents	(15,827)	(3,912)
Cash and cash equivalents, beginning of period	56,512	8,908
Cash and cash equivalents, end of period	$40,685	$4,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                 DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

United Online, Inc. (“United Online” or the “Company”) is a leading provider of consumer Internet subscription services through a number of brands, including NetZero, Juno and Classmates Online. The Company’s pay services include dial-up Internet access, social-networking, personal Web-hosting, premium email services and online digital photo-sharing, among others. The Company also offers, at no charge, advertising-supported versions of certain of its services. In addition, the Company offers marketers a broad array of Internet advertising products, including online market research and measurement services.

United Online is a Delaware corporation that commenced operations in 2001 following the merger of Internet access providers NetZero, Inc. and Juno Online Services, Inc. (the “Merger”). During 2004, the Company completed the acquisitions of Classmates Online, Inc. (“Classmates”), a leading provider of social-networking services, and the Web-hosting and domain name registration business of About Web Services, Inc. In March 2005, the Company acquired certain assets related to PhotoSite, the online digital photo-sharing business of Homestead Technologies, Inc. The Company’s corporate headquarters are located in Woodland Hills, California, and the Company also maintains offices in Renton, Washington; New York, New York; San Francisco, California; Orem, Utah; Brisbane, California; Hyderabad, India; Munich, Germany; and Järfälla, Sweden.

Basis of Presentation

The accompanying consolidated financial statements for the quarters and six months ended June 30, 2005 and 2004, which include United Online and its wholly-owned subsidiaries, are unaudited except for the balance sheet information at December 31, 2004, which is derived from the audited consolidated financial statements as filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K on March 16, 2005. The Company’s interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

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

The fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	4%	4%	4%	3%
Expected life (in years)	5	5	5	5
Dividend yield	5%	0%	1%	0%
Volatility	90%	100%	94%	103%

If the fair value based method had been applied in measuring stock-based compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$10,672	$12,310	$22,159	$24,671
Add: Stock-based compensation included in net income, net of tax	2,426	739	3,343	1,216
Deduct: Total stock-based compensation determined under fair value-based method for all awards, net of tax	(7,013)	(9,158)	(9,710)	(17,260)
Pro forma net income	$6,085	$3,891	$15,792	$8,627
Net income per share—basic, as reported	$0.18	$0.20	$0.37	$0.40
Net income per share—basic, pro forma	$0.10	$0.06	$0.26	$0.14
Net income per share—diluted, as reported	$0.17	$0.19	$0.35	$0.37
Net income per share—diluted, pro forma	$0.09	$0.06	$0.25	$0.13

The following table summarizes stock-based compensation included in the following operating expenses (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating expenses:
Cost of billable services	$57	$—	$82	$—
Sales and marketing	224	124	324	207
Product development	350	—	413	—
General and administrative	2,289	615	3,176	1,009
Total stock-based compensation	$2,920	$739	$3,995	$1,216

Reclassifications—Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no impact on previously reported results of operations or stockholders’ equity.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee. SFAS No. 123R becomes effective in the March 2006 quarter and is likely to have a material effect on the Company’s results of operations although the exact amount is not currently known.

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. In addition, SFAS No. 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made beginning in the March 2006 quarter. The Company does not expect the implementation of SFAS No. 154 to have a material impact on the Company’s financial position, results of operations or cash flows.

2.                 ACQUISITIONS

PhotoSite

In March 2005, the Company acquired certain assets related to PhotoSite, the online digital photo-sharing business of Homestead Technologies, Inc., for approximately $10.1 million in cash, including acquisition costs, and entered into a related licensing and support agreement with Homestead Technologies. Included in the purchase price of $10.1 million is a $1.5 million payment due in March 2006, which is included in accrued liabilities at June 30, 2005. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations. The primary reason for the acquisition was to acquire PhotoSite’s software and services to expand the Company’s subscription offerings.

The purchase price was allocated to the net assets acquired based on their estimated fair values, including identifiable intangible assets. The purchase price allocation is considered final. The following table summarizes the net liabilities assumed and the intangible assets and goodwill acquired in connection with the acquisition (in thousands):

Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Property and equipment	$4
Deferred revenue	(190)
Total net liabilities assumed	(186)
Intangible assets acquired:
Pay accounts	330	2 years
Proprietary rights	20	5 years
Software and technology	4,200	5 years
Total intangible assets acquired	4,550
Goodwill	5,738
Total purchase price	$10,102

The weighted average amortizable life of the acquired intangible assets is 4.8 years. The $5.7 million of goodwill acquired is deductible for tax purposes. The pro forma effect of the transaction is immaterial to the consolidated financial statements.

3.                 BALANCE SHEET COMPONENTS

Short-Term Investments

Short-term investments consist of the following (in thousands):

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$49,743	$23	$(35)	$49,731
Government agencies	133,699	4	(291)	133,412
Total	$183,442	$27	$(326)	$183,143

The Company has reclassified certain Auction Rate securities from cash and cash equivalents to short-term investments. Auction Rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction Rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They are traded at par and the interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset. The Company has historically classified these instruments as cash and cash equivalents if the period between interest rate resets was 90 days or less. Based on the Company’s re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its Auction Rate securities, previously classified as cash equivalents, as short-term investments on its consolidated balance sheet at June 30, 2004. In addition, certain amounts were reclassified in the consolidated statements of cash flows for the six months ended June 30, 2004.

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$20,578	$232	$(31)	$20,779
Government agencies	178,013	467	(753)	177,727
Total	$198,591	$699	$(784)	$198,506

	June 30, 2004 (prior to reclass)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$20,578	$232	$(31)	$20,779
Government agencies	111,839	466	(753)	111,552
Total	$132,417	$698	$(784)	$132,331

Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive loss on the consolidated balance sheets. The Company had no material realized gains or losses from the sale of short-term investments in the six months ended June 30, 2005. The Company recognized $25,000 and $0.1 million, respectively, of realized gains from the sale of short-term investments in the quarter and six months ended June 30, 2004.

Maturities of short-term investments were as follows (in thousands):

	June 30, 2005
	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$80,659	$80,586
Maturing between 1 year and 4 years	51,633	51,407
Maturing after 4 years	51,150	51,150
Total	$183,442	$183,143

	June 30, 2004		June 30, 2004 (prior to reclass)
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$14,051	$14,053	$14,051	$14,053
Maturing between 1 year and 4 years	118,365	118,278	118,366	118,278
Maturing after 4 years	66,175	66,175	—	—
Total	$198,591	$198,506	$132,417	$132,331

Accounts receivable

At June 30, 2005, two customers comprised approximately 21% and 12% of the consolidated accounts receivable balance. At December 31, 2004, two customers comprised approximately 18% and 14% of the consolidated accounts receivable balance. For the quarter and six months ended June 30, 2005 and 2004, the Company did not have any individual customers that comprised more than 10% of total revenues.

Goodwill

The changes in goodwill for the six months ended June 30, 2005 were as follows (in thousands):

Balance at December 31, 2004	$76,458
Adjustment to Classmates’ goodwill	(413)
Goodwill recorded in connection with PhotoSite acquisition	5,738
Balance at June 30, 2005	$81,783

The decrease in Classmates’ goodwill relates primarily to an increase in deferred tax assets for tax benefits associated with deductions identified during the March 2005 quarter.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Employee compensation and related expenses	$12,744	$11,459
Accrued income taxes	8,356	1,119
Subscriber referral fees	4,281	4,281
Other	2,076	1,461
Total	$27,457	$18,320

Term Loan and Interest Rate Cap

In December 2004, the Company borrowed $100 million through a term loan facility dated December 3, 2004. Interest accrues at rates generally equal to the London inter-bank offered rate (LIBOR) for dollar deposits plus a margin of 3.0%.

In March 2005 and June 2005, the Company made voluntary prepayments of $26.5 million and $1.5 million, respectively, on the term loan. The prepayments will reduce future principal repayments on a pro rata basis.

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

On January 31, 2005, the Company purchased an interest-rate cap to reduce the variability in the amount of expected future cash interest payments that are attributable to LIBOR-based market interest rates. The interest-rate cap is designated and qualifies as a cash flow hedge. The Company paid a $0.2 million premium to enter into the cap, which provides protection through January 31, 2007 on $25 million of the Company’s outstanding term loan balance. The cap protects the Company from an increase in three month LIBOR over 3.5% on $25 million of borrowings over a two-year term. Changes in the fair value of the effective portion of the cap are recognized in accumulated other comprehensive income. Should the cap become ineffective as a hedge, gains and losses would be recognized in the results of operations in that period. The Company recognized an unrealized loss of approximately $0.1 million and $31,000 in accumulated other comprehensive income during the quarter and six months ended June 30, 2005, respectively, related to the effective portion of the cash flow hedge as the cap was considered perfectly effective during the six months ended June 30, 2005. Amounts in accumulated other comprehensive income will be reclassified into earnings in the same periods during which the future hedged cash interest payments affect earnings.

4.                 STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

The Company’s Board of Directors authorized a common stock repurchase program that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized the Company to purchase up to an additional $100 million of its common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. On April 29, 2005, the Board of Directors extended the program through December 31, 2006. At June 30, 2005, the Company had repurchased $139.2 million of its common stock under the program.

Under the term loan agreement, repurchases of common stock and the payment of cash dividends are limited, in aggregate, to $122.8 million at June 30, 2005, subject to further annual limitations. As a result of these limitations, the company may be unable to repurchase the remaining $60.8 million available under the program if it maintains a quarterly cash dividend of $0.20 per share and does not repay or amend the terms of the term loan agreement. Additionally, in order to repurchase any common stock, no default or event of default shall have occurred and be continuing under the term loan agreement. Noncompliance with the financial covenants set forth in the agreement constitutes an event of default under the agreement.

Share repurchases executed under the common stock repurchase program at June 30, 2005 were as follows (in thousands, except per share amounts):

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

Equity Awards

In March 2005, the Company issued approximately 1.0 million restricted stock units (“RSUs”) to certain of the Company’s executive officers. Each RSU entitles the officer to receive one share of the Company’s common stock upon vesting. The units vest 25% annually over the four-year period beginning February 15, 2005. In connection with these units, the Company recorded deferred stock-based compensation of $11.0 million, which is being amortized over the vesting period.

In March 2005, the Company issued approximately 0.4 million additional RSUs to its other employees. Each RSU entitles the employee to receive one share of the Company’s common stock upon vesting. The units vest 25% on February 15, 2006 and quarterly thereafter for three years. In connection with these units, the Company recorded deferred stock-based compensation of $3.7 million, which is being amortized over the vesting period.

In March 2005, the Company approved stock option grants of 1.3 million shares to the Company’s employees with exercise prices ranging from $10.55 per share to $10.58 per share. The options vest 25% on February 15, 2006 and monthly thereafter for three years.

In April 2005, the Company issued 37,500 RSUs to members of its Board of Directors. Each RSU entitles the Board member to receive one share of the Company’s common stock upon vesting. The units vest 100% on February 15, 2006. In connection with these units, the Company recorded deferred stock-based compensation of approximately $0.3 million, which is being amortized over the vesting period.

Dividend

In May 2005, the Company’s Board of Directors approved the initiation of a quarterly cash dividend of up to $0.20 per share of common stock and declared a quarterly cash dividend of $0.20 per share of common stock. The dividend was paid on May 31, 2005 and totaled $12.6 million.

On August 2, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The dividend is payable on August 31, 2005 to shareholders of record as of the close of business on August 12, 2005. While the Company intends to pay regular dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter following its review of the Company’s financial performance. Dividends declared and paid are not a return of profits but rather a distribution of amounts paid in by the stockholders.

Under the term loan agreement, repurchases of common stock and the payment of cash dividends are limited, in aggregate, to $122.8 million at June 30, 2005, subject to further annual limitations. Assuming the Company does not repurchase any additional common stock, these limitations would restrict the Company’s ability to pay the full quarterly cash dividend of $0.20 per share by the second half of 2007 without amending the term loan agreement or repaying the then remaining balance. Additionally, in order to pay dividends, no default or event of default shall have occurred and be continuing under the term loan agreement. Noncompliance with the financial covenants set forth in the agreement constitutes an event of default under the agreement.

5.                 EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the quarters and six months ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$10,672	$12,310	$22,159	$24,671
Denominator:
Weighted average common shares—basic	61,383	62,330	61,127	62,711
Adjustment to weighted average for common shares subject to repurchase	(552)	(661)	(514)	(641)
Adjusted weighted average common shares—basic	60,831	61,669	60,613	62,070
Effect of dilutive securities:
Stock options, restricted shares, restricted stock units and employee stock purchase plan shares	2,262	4,569	2,453	4,726
Weighted average common shares—diluted	63,093	66,238	63,066	66,796
Net income per share—basic	$0.18	$0.20	$0.37	$0.40
Net income per share—diluted	$0.17	$0.19	$0.35	$0.37

The diluted per share computations exclude options, restricted stock and restricted stock units, which are antidilutive. The number of antidilutive shares at June 30, 2005 and 2004 was 7.4 million and 5.7 million, respectively.

6.                 EMPLOYEE BENEFIT PLANS

The Company has a savings plan (the “Savings Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 40%) of their eligible pre-tax earnings up to the Internal Revenue Service annual contribution limit. All full-time employees on the payroll of the Company may, subject to certain eligibility requirements, participate in the Plan. At December 31, 2004, the Company had made no contributions since the inception of the Savings Plan; however, on January 1, 2005, the Company began matching 25% of the employee’s contributions, up to plan limits. The Company recognized expenses of approximately $0.1 million and $0.3 million during the quarter and six months ended June 30, 2005 related to the 401(k) match.

7.                 INCOME TAXES

For the quarter and six months ended June 30, 2005, the Company generated pre-tax income of $21.1 million and $41.5 million, respectively, and recorded a tax provision of $10.4 million and $19.3 million, respectively, resulting in a year-to-date effective tax rate of approximately 46.6%. For the quarter and six months ended June 30, 2004, the Company generated pre-tax income of $21.0 million and $42.2 million, respectively, and recorded a tax provision of $8.7 million and $17.5 million, respectively, resulting in a year-to-date effective tax rate of approximately 41.5%. The increase in the effective tax rate is primarily due to the issuance of restricted stock units in March 2005, for which the related compensation deduction is limited under Section 162(m) of the Internal Revenue Code; foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization; and the re-measurement of certain deferred tax assets as a result of a change in New York State tax law that occurred during the quarter. This re-measurement resulted in an increase to the tax provision for the quarter ended June 30, 2005 by approximately $1.0 million, or 4.8%.

8.                 COMMITMENTS AND CONTINGENCIES

Financial Commitments

The Company’s financial commitments at June 30, 2005 are as follows (in thousands):

		Jul-Dec	Year Ending December 31,
Contractual Obligations	Total	2005	2006	2007	2008	2009	2010	Thereafter
Term loan(1)	$63,334	$8,365	$16,730	$16,730	$21,509	$—	$—	$—
Capital leases(2)	932	200	399	333	—	—	—	—
Operating leases	47,341	2,937	6,471	6,605	6,684	5,685	4,159	14,800
Telecommunications purchases	25,307	6,332	10,483	8,492	—	—	—	—
Media purchases	18,580	18,580	—	—	—	—	—	—
Total	$155,494	$36,414	$34,083	$32,160	$28,193	$5,685	$4,159	$14,800

(1)          Our variable-rate term loan changes depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability. See Note 3 to the condensed consolidated financial statements.

(2)          Includes $53,000 of imputed interest.

The Company leases its facilities under operating leases expiring at various periods through 2014. The leases generally contain annual escalation provisions as well as renewal options.

Legal Contingencies

On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero’s initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. In a court order dated February 15, 2005, the District Court granted preliminary approval of the issuer defendants’ proposed settlement. On June 30, 2005, the United States Court of Appeals for the Second Circuit granted the underwriter defendants’ petition for permission to appeal the District Court’s order granting plaintiffs’ motion for class certification.

On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba “Freewwweb” (the “Debtor”), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno’s conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno. The Debtor has filed a Notice of Appeal of the district court order upholding the decision of the Bankruptcy Court approving the Stipulation of Settlement in the United States Court of Appeals for the Second Circuit. The appeal was argued on March 8, 2005 and the parties are awaiting a decision from the court. At June 30, 2005, the Company had liabilities recorded of approximately $5.5 million in respect of this matter.

On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff’s patent which purports to cover user access to a computer network. An answer and affirmative defenses have been served on behalf of NetZero, Juno and NetBrands. Discovery and other pre-trial proceedings are continuing. Trial has been set for October 2005.

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

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of consumer Internet subscription services through a number of brands, including NetZero, Juno and Classmates Online. Our pay services include dial-up Internet access, social-networking, personal Web-hosting, premium email and online digital photo-sharing, among others. We also offer, at no charge, advertising-supported versions of certain of our services. In addition, we offer marketers a broad array of Internet advertising products, including online market research and measurement services.

At June 30, 2005, we had approximately 5.0 million pay accounts representing approximately 6.3 million total subscriptions, and approximately 16.9 million active accounts. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our pay services. “Active” accounts include total pay accounts as well as free users who have logged onto our access, social-networking or email services during the preceding 31 days. Active accounts also include those free hosted Web sites that have received at least one visit during the preceding 90 days.

United Online is a Delaware corporation that commenced operations in 2001 following the merger of Internet access providers NetZero, Inc. and Juno Online Services, Inc. (the “Merger”). We completed the acquisition of Classmates Online, Inc. (“Classmates”), a leading provider of social-networking services, in November 2004 and the acquisition of the Web-hosting and domain name registration business of About Web Services, Inc. in April 2004. In March 2005, we acquired certain assets related to PhotoSite, the online digital photo-sharing business of Homestead Technologies, Inc. Our corporate headquarters are located in Woodland Hills, California.

Consumer Brands and Services

We offer a variety of consumer Internet services under a number of brands, both free of charge and subscription-based, which include the following:

Internet Access: NetZero, Juno and BlueLight Internet;

Social Networking: Classmates and StayFriends;

Web Hosting: FreeServers, 50megs, Bizhosting and Global Servers;

Premium Email: NetZero MegaMail, Juno MegaMail and emailMyName;

Online Photos: PhotoSite; and

Premium Content: NetZero Family Pack and Juno Family Pack.

Internet Access

Our standard pay access services include Internet access and an email account and are offered through various pricing plans, generally $9.95 per month. We also offer “accelerated” access services, generally for an additional $5.00 per month, or a total monthly charge of $14.95. Our accelerated access services utilize compression, caching and other technologies that reduce the time for certain Web pages to download to users’ computers when compared to our standard access services. The price for our accelerated access services also includes certain additional benefits such as pop-up blocking capabilities and enhanced email storage. Internet access comprised approximately 3.1 million of our pay accounts at June 30, 2005, of which approximately 39% also subscribed to our accelerator services. We count a subscriber to our accelerator services as one pay account and two subscriptions, one for the Internet access and another for the accelerator. The NetZero and Juno pay access services differ from their respective free access services in that the hourly and certain other limitations set for the free services do not apply. In addition, the free access services incorporate certain advertising initiatives, including a persistent advertising banner, not present on the pay services. We do not offer free access services under the BlueLight brand. Our access services are available in more than 8,200 cities across the United States and Canada.

Social Networking

Connecting millions of users primarily across the United States and, to a lesser extent, Canada, Germany and Sweden, our social-networking services provide a platform to acquire, organize and present user-generated content. Membership in our networking service is free and allows users to post a personal profile, access and search our database of other registered members and conveniently search and review personally relevant online communities from school, work and the military. Our pay service also enables subscribers to communicate with other members and is offered through various pricing plans, generally $39.00 per year or $15.00 for three months. Our social-networking properties also contain several advertising initiatives throughout their Web sites.

Web Hosting

Our Web-hosting services, which include domain name registration services, are offered through various pricing plans, generally $7.99 per month. A limited version of the service is offered free of charge.

Premium Email

NetZero and Juno offer premium email services with expanded features and storage capabilities through various pricing plans, generally $9.95 per year. We also offer personalized, vanity email services with enhanced features and storage for $1.99 per month.

Online Photos

PhotoSite is an online digital photo-sharing service, which enables users to display photos, order prints and create custom photo albums, Web logs and full computer screen slideshows on their own personal photo Web site. A limited version of the service is offered free of charge.

Premium Content

The Family Pack of premium content bundles together leading family-orientated subscription services and is offered to subscribers through our NetZero and Juno brands for $4.95 per month.

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

Pay Accounts and Subscriptions

The following table sets forth (in thousands), for the periods presented, an analysis of our pay accounts and subscriptions. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our services. A subscription represents a unique subscription to any individual pay service offered by us including Internet access, social-networking, accelerator services, premium email, Web-hosting and domain name registration, premium content and online photo-sharing subscriptions. Internet access and accelerator are counted as two subscriptions, although most subscribers to the accelerated service currently purchase it bundled with our standard Internet access. Non-access services include social-networking, premium email, Web-hosting and domain name registration, premium content and photo-sharing.

	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
Pay Accounts:
Internet access	3,078	3,130	3,100	3,111	3,102
Non-access services	1,955	1,822	1,726	121	87
Total pay accounts	5,033	4,952	4,826	3,232	3,189
Subscriptions:
Internet access	3,078	3,130	3,100	3,111	3,102
Accelerator	1,196	1,170	1,105	1,074	1,001
Non-access services	2,064	1,900	1,781	165	124
Total subscriptions	6,338	6,200	5,986	4,350	4,227

In general we count and track pay accounts and free accounts by unique member identification. Users have the ability to register for separate services under separate brands and member identifications independently. We do not track whether a pay account has purchased more than one of our services unless the account uses the same member identification. As a result, unique pay accounts may not represent unique subscribers and, similarly, total active free accounts may not represent unique free users. In addition, a free Web-hosting account is determined to be active if there was a visit to the site during the preceding 90 days, and it may be that the creator of the site no longer maintains or updates the site. As such, a free Web-hosting account may not represent an ongoing relationship with the person who set up the account. At any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool, a number of accounts that have notified us that they are terminating their service but whose service is still in effect and may also include a few thousand internal test accounts.

We have recently experienced declines in our pay access accounts and currently anticipate that our pay access accounts will continue to decline in the future. In addition, the rate of growth in subscriptions to our accelerator access services has decreased and we may experience declines in subscriptions to these services in the future. The dial-up Internet access market as a whole is decreasing, and the value-priced segment is becoming increasingly competitive. We, as well as our competitors, have become more aggressive in offering discounts and free months of service to obtain and retain subscribers. While we intend to continue to devote significant resources to enhancing and marketing our Internet access services, we have diversified our business by acquiring and developing a number of non-access Internet services, including social-networking, personal Web-hosting, premium email and content, and online digital photo-sharing. A significant part of our strategy is to enhance and market these services as well as to expand the non-access services we offer. As a result, we have shifted a greater portion of our management focus, marketing expenditures and product development initiatives away from Internet access to non-access services. We intend to continue to develop and acquire new non-access services and have announced our intention to develop and market a consumer VoIP telephony service. We cannot assure you, however, that we will be successful in commercializing or growing non-access services.

Results of Operations

The following table sets forth (with dollars in thousands), for the periods presented, selected historical statements of operations data. The information contained in the table below is unaudited and should be read in conjunction with Liquidity and Capital Resources and Financial Commitments included in this Item 2 as well as the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Quarter Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Statements of Operations Data:
Revenues:
Billable services	$117,490	89%	$102,496	93%	$233,719	89%	$200,178	92%
Advertising and commerce	14,030	11	8,122	7	28,332	11	18,115	8
Total revenues	131,520	100	110,618	100	262,051	100	218,293	100
Operating expenses:
Cost of billable services	24,247	18	23,294	21	48,673	19	48,874	22
Cost of free services	3,172	2	1,589	1	6,525	2	3,314	2
Sales and marketing	53,803	41	44,862	41	107,886	41	87,980	40
Product development	9,558	7	6,286	6	18,664	7	12,387	6
General and administrative	14,227	11	10,183	9	26,827	10	17,440	8
Amortization of intangible assets	5,654	4	4,393	4	11,632	4	8,357	4
Total operating expenses	110,661	84	90,607	82	220,207	84	178,352	82
Operating income	20,859	16	20,011	18	41,844	16	39,941	18
Interest and other income, net	1,592	1	1,367	1	3,009	1	2,856	1
Interest expense	(1,355)	(1)	(342)	—	(3,357)	(1)	(625)	—
Income before income taxes	21,096	16	21,036	19	41,496	16	42,172	19
Provision for income taxes	10,424	8	8,726	8	19,337	7	17,501	8
Net income	$10,672	8%	$12,310	11%	$22,159	8%	$24,671	11%

Revenues

Billable Services Revenues

Billable services revenues consist of subscription fees charged to pay accounts for dial-up and accelerated Internet access services, social-networking, Web-hosting and domain name registration services, premium email services, premium content and online photo-sharing services. In addition, we charge fees for live telephone technical support. Our billable services revenues are primarily dependent on two factors: the average number of pay accounts for a period and the average monthly revenue per pay account (“ARPU”) for a period. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period. Changes in our pay account base are dependent on a number of factors including the effects of acquisitions, if any, during a period; the effectiveness of our marketing and distribution activities; the number of free accounts upgrading to pay services, particularly during periods when we effect changes to our free services; the effects of competition; the number of pay accounts that cancel their accounts or have their accounts terminated; changes in our marketing and related distribution channels; changes in our marketing expenditures; the effects of seasonality; and the impact of new types of pay services. ARPU is calculated by dividing billable services revenues for a period by the average number of pay accounts for that period. ARPU may fluctuate from period to period as a result of a variety of factors including changes in the mix of pay subscriptions and their related pricing plans; the use of promotions, such as one or more free months of service, and discounted pricing plans to obtain or retain subscribers; increases or decreases in the price of our services; the number of services subscribed to by each pay account; pricing and success of new pay services and the penetration of these types of services as a percentage of total pay accounts; and the timing of pay accounts being added or removed during a period.

Billable services revenues increased by $15.0 million, or 15%, to $117.5 million for the quarter ended June 30, 2005, compared to $102.5 million for the quarter ended June 30, 2004. The increase was due primarily to an increase in our average number of pay accounts as a result of our Classmates acquisition and, to a lesser extent, an increase in our average number of pay accounts and subscriptions as a result of the introduction of additional services, including premium email and premium content, and growth in pay accounts for the social-networking services subsequent to our Classmates acquisition, offset partially by a decrease in revenues from access accounts due to a decline in the number of pay access accounts.

Billable services revenues increased by $33.5 million, or 17%, to $233.7 million for the six months ended June 30, 2005, compared to $200.2 million for the six months ended June 30, 2004. The increase was due primarily to an increase in our average number of pay accounts as a result of our Classmates acquisition and, to a lesser extent, an increase in our average number of pay accounts and subscriptions as a result of our About Web Services acquisition, the introduction of additional services, including premium email and premium content and growth in pay accounts for the social-networking services subsequent to our Classmates acquisition. In addition, revenues from access accounts increased during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 as a result of increased accelerator subscriptions, offset partially by a decrease in the number of Internet access accounts.

Our average number of pay accounts was approximately 4,992,000 and 4,929,000, respectively, for the quarter and six months ended June 30, 2005, compared to approximately 3,142,000 and 3,040,000 for the quarter and six months ended June 30, 2004. The increase in our average number of pay accounts resulted primarily from our acquisition of Classmates in November 2004, which had approximately 1,452,000 pay accounts at the time of the acquisition. The increase in our average number of pay accounts also resulted from the introduction of new pay services, particularly our premium email services, and our Web-hosting acquisition in April 2004, through which we acquired approximately 53,000 pay accounts and growth in pay accounts for the social-networking services subsequent to our Classmates acquisition. We have recently experienced a decrease in pay access accounts and our pay access account base is likely to continue to decline.

ARPU was $7.85 for the June 2005 quarter, compared to $10.87 for the June 2004 quarter and $7.93 for the March 2005 quarter. The decrease in ARPU was due primarily to an increase in the percentage of pay accounts with a lower ARPU, particularly our social-networking services and, to a lesser extent, our premium email services; a decrease in the percentage of total pay accounts comprised of our accelerator services, which generate a significantly higher ARPU; an increase in the number of free months of pay access service offered for initial trial periods and retention programs; and an increase in the number of pay access accounts signing up for promotional pricing plans. Increased competition could adversely impact our ability to maintain or grow our accelerator service and could result in pressure on the ARPU for this service. We currently anticipate ARPU will continue to decrease, at least in the near term. If we continue to experience decreases in ARPU, our billable services revenues may decrease, and our total revenues may decrease.

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

Advertising and commerce revenues increased by $5.9 million, or 73%, to $14.0 million for the quarter ended June 30, 2005, from $8.1 million for the quarter ended June 30, 2004. Advertising and commerce revenues increased by $10.2 million, or 56%, to $28.3 million for the six months ended June 30, 2005, from $18.1 million for the six months ended June 30, 2004. The increase was attributable primarily to increased revenues associated with our Classmates business and, to a lesser extent, our search arrangement with Overture Services, Inc. (“Overture”), a subsidiary of Yahoo! Inc., and advertising revenues generated from our Web-hosting business. These increases were offset partially by a decrease in revenues generated from our expired agreement with General Motors Corporation, from which we derived approximately 0% and 12% of our advertising and commerce revenues for the quarter and six months ended June 30, 2004. Advertising and commerce revenues decreased by $0.3 million, or 2%, from $14.3 million for the quarter ended March 31, 2005. The decrease was due to a $0.5 million decrease in revenue generated from our agreement with Overture due to a decrease in average pay accounts and a decrease in the average monthly usage per pay access account, which resulted in a decrease in search traffic, partially offset by increased revenues from other arrangements.

Cost of Billable Services

Cost of billable services includes direct costs of billable services and costs that have been allocated to billable services. Direct costs consist of costs related to providing telephone technical support, customer billing and billing support to our pay accounts and domain name registration fees. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our networks and data centers, depreciation of network computers and equipment and email technical support. We allocate costs associated with access services between billable services and free services based on the aggregate hourly usage of our pay access accounts as a percentage of total hours used by our active access accounts. We allocate costs associated with Web hosting between billable services and free services based on estimated bandwidth used by pay Web-hosting accounts relative to estimated bandwidth used by free Web-hosting accounts. Costs associated with our social-networking services are allocated based on the number of Web site visits by pay accounts relative to the total number of visits.

Cost of billable services increased by $1.0 million, or 4%, to $24.2 million for the quarter ended June 30, 2005, compared to $23.3 million for the quarter ended June 30, 2004. The increase is primarily due to our social-networking business, including a $1.0 million increase in network personnel and overhead-related costs, a $0.6 million increase in customer support and billing-related costs as a result of an increase in the number of pay accounts and a $0.3 million increase in network depreciation allocated to billable services. The increase in cost of billable services was partially offset by a $1.0 million decrease in telecommunications costs. Telecommunications costs decreased as a result of a decrease in the average monthly usage per pay access account and a slight decrease in average hourly telecommunications costs. Our average hourly telecommunications costs decreased as a result of better port utilization, improvements made in allocating our telecommunications usage to our lower cost vendors and lower telecommunications prices. Telecommunications hours allocated to our pay access account base increased to approximately 95% of total telecommunications hours purchased during the quarter ended June 30, 2005, compared to approximately 94% during the quarter ended June 30, 2004.

Cost of billable services decreased by $0.2 million to $48.7 million for the six months ended June 30, 2005, compared to $48.9 million for the six months ended June 30, 2004. The decrease is due to a $3.8 million decrease in telecommunications costs. Telecommunications costs decreased as a result of a decrease in the average monthly usage per pay access account and a decrease in average hourly telecommunications costs. Our average hourly telecommunications costs decreased as a result of better port utilization, improvements made in allocating our telecommunications usage to our lower cost vendors and lower telecommunications prices. Telecommunications hours allocated to our pay access account base increased to approximately 95% of total telecommunications hours purchased during the six months ended June 30, 2005, compared to approximately 93% during the six months ended June 30, 2004. The decrease in telecommunications costs was significantly offset by an increase in cost of billable services primarily due to our social-networking business, including a $1.6 million increase in network personnel and overhead-related costs allocated to billable services, a $1.2 million increase in customer support and billing-related costs as a result of an increase in the number of pay accounts and a $0.7 million increase in network depreciation allocated to billable services.

Cost of billable services as a percentage of billable services revenues was 20.6% and 20.8%, respectively, in the quarter and six months ended June 30, 2005, compared to 22.7% and 24.4% in the quarter and six months ended June 30, 2004. The decrease resulted primarily from lower costs as a percentage of revenues associated with our pay social-networking and Web-hosting services relative to our pay access services, and lower costs as a percentage of revenues associated with our pay access services due primarily to a decrease in average hourly telecommunications costs and average hourly usage per pay access account.

Our cost of billable services as a percentage of billable services revenues is highly dependent on the pricing for our services, our average hourly telecommunications cost and usage, and our average customer billing and support costs per pay account. If we are not successful in continuing to increase the percentage of our pay access accounts subscribing to our accelerated services, or increase the percentage of our pay account base subscribing to higher margin services including our Web-hosting and social-networking services, or if due to competitive or other factors we decrease the pricing for our access or other services or increase the use of promotions such as one or more free months of service, or if our new pay services are less profitable than our existing pay services, it is likely that our cost of billable services as a percentage of billable services revenues would be adversely impacted. While our average hourly telecommunications costs have decreased consistently for some time, we experienced slightly higher hourly telecommunications costs in the June 2005 quarter versus the March 2005 quarter due to less efficient port utilization associated with a decrease in total telecommunications hours utilized by our pay access account base. The decrease in total hours utilized was attributable to lower average monthly usage per pay access account and a decrease in pay access accounts. We may experience increased average hourly telecommunications costs in future periods, particularly if these trends continue or if we expand our service coverage to additional geographic areas where telecommunications costs are higher. Additionally, while the average hourly usage of our pay access accounts decreased in the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004, we may experience increased average hourly usage in future periods when compared to the comparable period of the prior year, which would adversely impact this percentage.

Cost of Free Services

Cost of free services includes direct costs and costs that have been allocated to free services. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our network and data centers, depreciation of network computers and equipment and email technical support. We allocate costs associated with access services between pay services and free services based on the aggregate hourly usage of our free access accounts as a percentage of total hours used by our active access accounts. We allocate costs associated with Web hosting between pay services and free services based on estimated bandwidth used by free Web-hosting accounts. Costs associated with our social-networking services are allocated based on the number of Web site visits by free accounts relative to the total number of user visits.

Cost of free services increased by $1.6 million, or 100%, to $3.2 million for the quarter ended June 30, 2005, compared to $1.6 million for the quarter ended June 30, 2004. Cost of free services increased by $3.2 million, or 97%, to $6.5 million for the six months ended June 30, 2005, compared to $3.3 million for the six months ended June 30, 2004. The increase was due primarily to increased costs associated with our social-networking business since the acquisition. The increases include $1.3 million and $2.7 million increases in personnel and overhead-related costs for the quarter and six months ended June 30, 2005, respectively, and $0.5 million and $1.1 million increases in depreciation for the quarter and six months ended June 30, 2005, respectively. The increases were partially offset by a $0.2 million and $0.5 million decreases in telecommunications costs for the quarter and six months ended June 30, 2005, respectively. The decreases in telecommunications costs are a result of decreases in average hourly telecommunications costs and decreases in the number of active free access accounts, offset partially by slight increases in the average hourly usage of these accounts. The decreases in free access accounts resulted from free accounts upgrading to our pay services and fewer new free account sign-ups. Telecommunications hours allocated to our free access accounts decreased to approximately 5% of total telecommunications hours purchased during the quarter and six months ended June 30, 2005, compared to approximately 6% and 7% during the quarter and six months ended June 30, 2004, respectively.

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

Sales and marketing expenses increased by $8.9 million, or 20%, to $53.8 million for the quarter ended June 30, 2005, compared to $44.9 million for the quarter ended June 30, 2004. Sales and marketing expenses increased by $19.9 million, or 23%, to $107.9 million for the six months ended June 30, 2005, compared to $88.0 million for the six months ended June 30, 2004. The increases are primarily due to increased expenditures for our non-access businesses. Marketing, promotion and distribution costs increased by $3.7 million and $10.0 million, respectively, for the quarter and six months ended June 30, 2005 primarily due to increased promotion of our non-access businesses, particularly our social-networking service, offset partially by a reduction in expenses related to promoting our access services. In addition, personnel-related expenses increased by $2.5 million and $4.9 million, respectively, for the quarter and six months ended June 30, 2005 and telemarketing expenses related to customer acquisition, retention and up-sell activities increased by $2.1 million and $4.0 million, respectively, for the quarter and six months ended June 30, 2005. Increases in prices to purchase advertising, combined with seasonal factors and more intense competition for pay accounts, may adversely impact the effectiveness of our marketing activities and our ability to grow our pay account base and revenues.

Our marketing expenditures and the allocation of our marketing resources among our various services may vary significantly from quarter to quarter depending on a number of factors including the effectiveness of our marketing activities, changes in the mix of our marketing activities, changes in the cost to purchase advertising, changes in the number of pay accounts, the introduction of new services and the impact of such activities on our results of operations. While we anticipate that sales and marketing expenses as a percentage of revenues in 2005 will be approximately equal to 2004, we may choose to either significantly increase or decrease such expenses as a percentage of revenues in 2005 or in any particular quarterly period. We have decreased our sales and marketing expenses for our pay access services and may continue to decrease such expenses in future quarters. We have entered into a number of longer-term offline distribution relationships. We intend to continue to focus on increasing both our offline and online distribution channels in the near term, which could result in increased marketing expenditures as a result of fees paid to distribution partners. Our ability to increase or decrease our marketing expenditures from period to period may be more limited to the extent distribution partners constitute a significant portion of our marketing expenditures. There is, however, no assurance that we will be able to increase our distribution channels or that any future increase in marketing expenditures will be successful in growing or maintaining our pay account base. Decreases in marketing expenditures would likely adversely impact our ability to increase our pay account base.

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

Product development expenses increased by $3.3 million, or 52%, to $9.6 million for the quarter ended June 30, 2005, compared to $6.3 million for the quarter ended June 30, 2004. Product development expenses increased by $6.3 million, or 51%, to $18.7 million for the six months ended June 30, 2005, compared to $12.4 million for the six months ended June 30, 2004. The increases were primarily the result of increased personnel-related expenses for our social-networking and Web-hosting businesses, including $1.8 million and $4.3 million increases in headcount and compensation costs for the quarter and six months ended June 30, 2005, respectively. Additionally, headcount and compensation costs increased for the quarter and six months ended June 30, 2005 compared to the quarter and six months ended June 30, 2004 as a result of increased personnel related to the development of new products during 2005, including our recently-launched enhanced accelerator service and our proposed VoIP service. The increases were also the result of $0.7 million and $1.1 million increases in depreciation for the quarter and six months ended June 30, 2005, respectively; $0.4 million increases in stock-based compensation for the quarter and six months ended June 30, 2005 related to the issuance of restricted stock units in the March 2005 quarter and options assumed in the Classmates acquisition in November 2004; and a $0.3 million increases in license fees in the quarter and six months ended June 30, 2005. We anticipate that we will continue to increase our product development expenses, both in dollar terms and as a percentage of revenues, throughout 2005.

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

General and administrative expenses increased by $4.0 million, or 40%, to $14.2 million for the quarter ended June 30, 2005, compared to $10.2 million for the quarter ended June 30, 2004. The increase was primarily due to increases in expenses attributable to our social-networking business, including a $1.9 million increase in personnel-related expenses as a result of higher compensation costs; a $1.7 million increase in stock-based compensation primarily related to restricted stock units issued in March 2005 and unvested options assumed in our acquisition of Classmates; a $1.0 million increase in overhead-related costs, including an increase of $0.5 million in depreciation; a $0.7 million increase in facilities costs as a result of increased rent for our corporate headquarters and new facilities related to our Web-hosting and social-networking businesses; and a $0.4 million increase in professional and consulting fees. These relative increases in the June 2005 quarter versus the June 2004 were partially offset by the incurrence of $1.6 million in lease termination fees and accelerated depreciation expenses in the June 2004 quarter in connection with the relocation of our corporate offices in August 2004.

General and administrative expenses increased by $9.4 million, or 54%, to $26.8 million for the six months ended June 30, 2005, compared to $17.4 million for the six months ended June 30, 2004. The increase was primarily due to increased expenses attributable to our social-networking business, including a $3.7 million increase in personnel-related expenses as a result of higher compensation costs; a $2.2 million increase in stock-based compensation primarily related to restricted stock units issued in March 2005 and unvested options assumed in our acquisition of Classmates; a $1.5 million increase in facilities costs as a result of increased rent for our corporate headquarters and new facilities related to our Web-hosting and social-networking businesses; a $1.5 million increase in professional and consulting fees; a $1.8 million increase in overhead-related costs, including an increase of $1.0 million in depreciation. These increases were partially offset by the incurrence of $1.6 million in lease termination fees and accelerated depreciation expenses in the June 2004 quarter in connection with the relocation of our corporate offices in August 2004.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of acquired pay accounts and free accounts, acquired trademarks and trade names, purchased technologies and other identifiable intangible assets. At June 30, 2005, we had approximately $69.5 million in net identifiable intangible assets resulting primarily from the acquisitions of Classmates, BlueLight, About Web Services and PhotoSite. At June 30, 2005, we had approximately $81.8 million in goodwill resulting from the acquisitions of Classmates, About Web Services and PhotoSite. In accordance with the provisions set forth in SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount.

Amortization of intangible assets increased by $1.3 million, or 29%, to $5.7 million for the quarter ended June 30, 2005, compared to $4.4 million for the quarter ended June 30, 2004. Amortization of intangible assets increased by $3.3 million, or 39%, to $11.6 million for the six months ended June 30, 2005, compared to $8.4 million for the six months ended June 30, 2004. The increases are due to the amortization of identifiable intangible assets from our acquisitions of Classmates and the PhotoSite business, offset partially by a decrease in amortization of intangible assets from the Merger. We recorded a reduction in the remaining intangible assets from the Merger of approximately $11.2 million during the December 2004 quarter in connection with the release of the deferred tax valuation allowance. In addition, the increase in the six months ended June 30, 2005 is related to the amortization of identifiable intangible assets from our About Web Services acquisition in April 2004. Amortization of intangible assets is expected to increase significantly in 2005 due to our acquisitions of Classmates and PhotoSite. Certain of the acquired intangible assets are amortized on an accelerated basis to better match the expense to the expected cash flows from those assets.

Interest and Other Income, Net

Interest income consists of earnings on our cash, cash equivalents and short-term investments. Other income and expense, net consists of realized gains and losses recognized in connection with the sale of short-term investments.

Interest and other income, net increased by $0.2 million, or 16%, to $1.6 million for the quarter ended June 30, 2005, compared to $1.4 million for the quarter ended June 30, 2004. Interest and other income, net increased by $0.2 million, or 5%, for the six months ended June 30, 2005 to $3.0 million, compared to $2.9 million for the six months ended June 30, 2004. Net realized gains on our short-term investments were not significant for the quarter and six months ended June 30, 2005. Net realized gains on our short-term investments were approximately $25,000 and $0.1 million for the quarter and six months ended June 30, 2004.

Interest Expense

Interest expense consists of interest expense on our term loan, capital leases and the amortization of premiums on certain of our short-term investments.

Interest expense increased by $1.0 million to $1.4 million for the quarter ended June 30, 2005, compared to $0.3 million for the quarter ended June 30, 2004. Interest expense increased by $2.7 million to $3.4 million for the six months ended June 30, 2005, compared to $0.6 million for the six months ended June 30, 2004. The increase is primarily the result of interest on the outstanding balance on the term loan, which was issued in December 2004.

Provision for Income Taxes

For the quarter and six months ended June 30, 2005, we generated pre-tax income of $21.1 million and $41.5 million, respectively, and recorded a tax provision of $10.4 million and $19.3 million, respectively, resulting in a year-to-date effective tax rate of approximately 46.6%. For the quarter and six months ended June 30, 2004, we generated pre-tax income of $21.0 million and $42.2 million, respectively, and recorded a tax provision of $8.7 million and $17.5 million, respectively, resulting in a year-to-date effective tax rate of approximately 41.5%. The increase in the effective tax rate is primarily due to the issuance of restricted stock units in March 2005, for which the related compensation deduction is limited under Section 162(m) of the Internal Revenue Code; foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization; and the re-measurement of certain deferred tax assets as a result of a change in New York State tax law that occurred during the quarter. This re-measurement resulted in an increase to the tax provision for the quarter ended June 30, 2005 of approximately $1.0 million, or 4.8%.

Liquidity and Capital Resources

Our total cash, cash equivalent and short-term investment balances decreased by approximately $9.0 million to $223.8 million at June 30, 2005 compared to $232.8 million at December 31, 2004. Our summary cash flows for the six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Six Months Ended June 30,
	2005	2004
Net cash provided by operating activities	$72,411	$63,260
Net cash used for investing activities	(29,769)	(24,002)
Net cash used for financing activities	(58,380)	(43,170)

Net cash provided by operating activities increased by $9.2 million, or 14%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase is primarily the result of the following:

•       a $9.6 million increase in depreciation, amortization and stock-based compensation in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

•       a $8.1 million net increase in working capital accounts due to increases in revenues and operating expenses and the timing of related cash receipts and payments.

These increases were partially offset by reductions in the utilization of net operating loss and tax credit carryforwards and income tax deductions resulting from the exercise of stock options by employees, which have reduced payments for income taxes. We currently anticipate that our net operating loss and tax credit carryforwards available for use in 2005, when combined with anticipated exercises of employee stock options, will help to reduce the level of cash paid for income taxes in 2005. However, we believe that cash paid for income taxes in 2005 will be significantly higher than the cash paid in 2004. We have approximately $41 million of net operating loss carryforwards available in 2005, $17 million in 2006 and $13 million in 2007 through 2020.

Net cash used for investing activities increased by $5.8 million, or 24%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase is primarily the result of the following:

•       a $4.6 million increase in purchases of rights, patents and trademarks, primarily related to the purchase of proprietary rights associated with the NetZero trademark for $6.0 million, $5.5 million of which was paid in the March 2005 quarter; and

•       a $3.6 million increase in capital equipment purchases and capitalized software costs in connection with the ongoing operations of our business.

These increases were partially offset by a $3.3 million decrease in cash paid for acquisitions in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. We acquired certain assets related to PhotoSite in March 2005 for approximately $10.1 million in cash, $8.6 million of which was paid in the six months ended June 30, 2005, and we acquired substantially all of the assets associated with the Web-hosting business of About, Inc. in April 2004 for approximately $11.9 million in cash.

In prior years, we have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we will need to make further significant investments in the future. Capital expenditures for the six months ended June 30, 2005 were $8.5 million. We anticipate that our total capital expenditures for the remainder of 2005 will be in the range of $12 million to $16 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, including our proposed VoIP telephony service, which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

Net cash used for financing activities increased by $15.2 million, or 35%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase is primarily the result of the following:

•       payments of $36.7 million on the term loan in the six months ended June 30, 2005, including prepayments of $28.0 million in the six months ended June 30, 2005, which will reduce future mandatory repayments on a pro rata basis; and

•       payment of $12.6 million for dividends in May 2005.

These increases were partially offset by a $34.5 million decrease in repurchases of common stock in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

In May 2005, our Board of Directors approved the initiation of a quarterly cash dividend of up to $0.20 per share of common stock and declared a quarterly cash dividend of $0.20 per share of common stock. The dividend was paid on May 31, 2005 and totaled $12.6 million.

On August 2, 2005, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The dividend is payable on August 31, 2005 to shareholders of record as of the close of business on August 12, 2005. While we intend to pay regular dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter following its review of our financial performance.

Under the term loan agreement, repurchases of common stock and the payment of cash dividends are limited, in the aggregate, to $122.8 million at June 30, 2005, subject to further annual limitations. Assuming we do not repurchase any additional common stock, these limitations would restrict our ability to pay the full quarterly cash dividend of $0.20 per share by the second half of 2007 without amending the term loan agreement or repaying the then remaining balance. Additionally, in order to pay dividends, no default or event of default shall have occurred and be continuing under the term loan agreement. Noncompliance with the financial covenants set forth in the agreement constitutes an event of default under the agreement.

Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the near term. We intend to use our existing cash balances and future cash generated from operations to fund dividend payments; develop and acquire complementary services, businesses or technologies; to repurchase shares of our common stock if we believe market conditions to be favorable; to make payments on our term loan; and to fund future capital expenditures. We currently anticipate that our future cash flows from operations and existing cash, cash equivalent and short-term investment balances will be sufficient to fund our operations over the next year, and in the near term we do not anticipate the need for additional financing to fund our operations. However, we may raise additional debt or equity capital for a variety of reasons including, without limitation, developing new or enhancing existing services or products, repurchasing our common stock, acquiring complementary services, businesses or technologies, refinancing our term loan or funding significant capital expenditures. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, it might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, financial position, results of operations and cash flows, and could impair our ability to pay dividends. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

Financial Commitments

Our financial commitments are as follows at June 30, 2005 (in thousands):

		Jul-Dec	Year Ending December 31,
Contractual Obligations	Total	2005	2006	2007	2008	2009	2010	Thereafter
Term loan(1)	$63,334	$8,365	$16,730	$16,730	$21,509	$—	$—	$—
Capital leases(2)	932	200	399	333	—	—	—	—
Operating leases	47,341	2,937	6,471	6,605	6,684	5,685	4,159	14,800
Telecommunications purchases	25,307	6,332	10,483	8,492	—	—	—	—
Media purchases	18,580	18,580	—	—	—	—	—	—
Total	$155,494	$36,414	$34,083	$32,160	$28,193	$5,685	$4,159	$14,800

(1)          Our variable-rate term loan changes depending on the Company’s cash needs and, as such, both the principal amounts and the interest rates are subject to variability. See Note 3 to the condensed consolidated financial statements.

(2)          Includes $53,000 of imputed interest.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee. SFAS No. 123R becomes effective in the March 2006 quarter and is likely to have a material effect on our results of operations although the exact amount is not currently known.

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. In addition, SFAS No. 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made beginning in the March 2006 quarter. We do not expect the implementation of SFAS No. 154 to have a material impact on our financial position, results of operations or cash flows.

Inflation

Inflation did not have a material impact during the quarter and six months ended June 30, 2005 and 2004, and we do not currently anticipate that inflation will have a material impact on our results of operations going forward.

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

The number of U.S. households using broadband has grown significantly over the last few years and is expected to continue to grow. Broadband access, which includes cable, digital subscriber lines (“DSL”), satellite and wireless, generally offers users faster connection and download speeds than dial-up access for monthly fees currently ranging from approximately $15 to $55 per month, although offers for promotional periods have been as low as $10 per month. Pricing for broadband services, particularly for introductory promotional periods, services bundled with cable and telephone services, and services with slower speeds, has been declining and the pricing gap between broadband and dial-up access services has been narrowing with, in some cases, premium dial-up access services priced higher than certain broadband services. For example, SBC Yahoo! recently offered DSL at $14.95 per month to customers who also buy SBC local telephone service and agree to a one-year commitment. As a result of broadband adoption, the total number of dial-up accounts in the U.S. has declined and industry analysts predict that it will continue to decline. The decline in the size of the dial-up market has accelerated and will likely continue to accelerate as broadband services become more widely available at lower prices and consumer adoption of broadband applications, such as online video, telephony and music downloads, which depend upon connections that provide significant bandwidth, increases. We currently offer a broadband service in Nashville and Indianapolis through Comcast Corporation’s cable systems. The service, however, is not value priced and we have had a minimal number of subscribers sign up for it. While we review the possibility of offering broadband services from time to time, we currently do not plan to offer broadband services on a significant scale, which has adversely impacted, and will continue to adversely impact, our ability to compete for new subscribers and to retain existing subscribers.

Our success historically has been based on offering dial-up Internet access services at prices below the standard monthly pricing of the premium dial-up services of most of our major competitors. Competition from broadband providers and value-priced providers such as United Online has resulted in significant declines in the number of subscribers to premium priced dial-up services over the last few years. In response to this competition, many competitors have engaged, and are likely to continue to engage, in more aggressive pricing of their dial-up services under their premium-priced brands to obtain and retain users, such as offering discounted pricing or extended periods of free service such as six months free. AOL has previously tested decreased price points on their dial-up service and content packages and may continue to do so in the future. Additionally, AOL, through its Netscape subsidiary, EarthLink, through its

PeoplePC subsidiary, and a number of small providers now offer value-priced services at prices similar to our prices and which are, in some cases, priced below the prices of our services. Partially in response to this competition, we have become more aggressive in offering discounted services and one or more free months of services in order to obtain and retain pay access accounts. Despite these measures, while we have experienced growth in pay access accounts in certain prior quarters, our pay access base was smaller at June 30, 2005 than it was at June 30, 2004, and we experienced a decline of 5,210 pay access accounts in the June 2005 quarter. We expect that we will experience a decrease in our pay access account base in the September 2005 quarter and we may experience additional decreases in subsequent periods. We believe increased competition, including pricing competition, has adversely impacted our ability to obtain new pay access accounts and to retain our existing accounts, will adversely impact our ability to maintain or grow our pay access account base in the future and may make it more difficult to maintain the current pricing of our services.

Price competition is particularly relevant to our ability to maintain or grow our accelerator subscription base. A significant portion of our growth in revenues and profitability since early 2003 has been attributable to new subscribers to our accelerator services. When we began offering this service in early 2003, many of our competitors either did not offer a similar service or charged substantially more than we charge for a similar service. Since that time, most of our competitors have started offering a similar service, and several competitors have either decreased their price for these services or have bundled these services into their premium services with no additional fee. Many competitors now market these services as a feature of their value-priced services at no additional cost and these services are now offered, in certain cases, at a price point similar to or lower than our standard price. In particular, Netscape has previously marketed a promotional offer that included accelerator functionality in their standard $9.95 offering and PeoplePC has offered their accelerator service combined with their standard value-priced offering at $7.97 per month for introductory periods of three to six months. In addition, price competition for broadband services has been growing and at least one provider, SBC Yahoo!, has offered bundled broadband services at promotional prices similar to the prices of our accelerated access services. We recently launched an enhanced version of our NetZero accelerator service. However, we cannot assure you that our enhanced accelerator service will have a positive effect on the growth of our accelerator subscription base, that our competitors will not market enhanced versions of their similar services or that broadband providers will not continue to offer promotional pricing for broadband services similar to or lower than the price of our accelerated access services. Increased competition for subscribers to accelerated access services and broadband services could adversely impact our ability to grow or maintain our accelerator subscription base, or could cause us to lower or eliminate our pricing for these services, which would adversely impact our revenues and profits. The growth in the number of subscriptions to this service has been decreasing and is likely to continue to decrease. We cannot assure you that we will be able to continue to maintain or grow our accelerator subscription base at current price levels, or at all.

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

Competition in the Online Relationships Market

Competition for subscribers in the online relationships market is intense and rapidly evolving. Classmates competes directly against a small number of companies, including Reunion.com and Monster.com’s Military.com service, offering similar online social-networking services based on work, school and military communities. Classmates also competes directly with many schools, employers, Web sites, and associations that maintain their own Internet-based alumni information services. In addition to this direct competition, Classmates competes for subscribers with companies offering a wide variety of social-networking services including Web portals such as Yahoo!, MSN and AOL that maintain chat rooms and are developing new Web community services such as Yahoo! 360, MSN Spaces and AOL People Connection, and other community-based Web sites and personal networking communities such as Friendster and Myspace. Many of these companies offer a wide variety of services in addition to their social-networking services, which may provide them with a competitive advantage in obtaining and retaining subscribers. Many consumers maintain simultaneous relationships with multiple communities, including Internet alumni networks and offline associations, and can easily shift their interest or their spending from one online or offline provider to another. Competitors may be able to launch new businesses serving various communities at relatively low cost. Competitors may be able to hold themselves out as specialists in single communities, making them more appealing to consumers or giving them a perceived competitive advantage. In addition, many social-networking services are free or only require payment if certain additional functionality is desired by the user. The continued prevalence of free services could adversely impact our ability to market both our free and pay services.

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

Competition in Additional Service Markets

One element of our strategy is to offer a variety of subscription services in addition to Internet access and social-networking services. We currently offer Web-hosting and domain registration services, as well as standalone premium email services, a broadband accelerator product, a prepackaged premium content offering and digital photo sharing services. While these services do not generate a significant portion of our revenues, we are actively investing substantial resources in certain of these services. Competition for users of premium email services is intense. The companies we compete with for Internet access subscribers also compete with us for subscribers to email services. In addition, a number of companies, including Yahoo!, MSN, AOL and Google, offer premium email services, in certain cases, for free. The market for premium email services is evolving at a rapid pace and we cannot assure you that our offerings will be competitive or commercially viable. While the personal Web-hosting business is fragmented, a number of significant companies, including Yahoo!, currently compete actively for these users. In addition, the personal Web-hosting industry is very application specific, with many of the competitors focusing on specific applications, such as photo sharing, to generate additional users. We cannot assure you that our premium email offerings or our Web-hosting offerings will be competitive or will generate growth in pay accounts.

In addition, we have evaluated, and expect to continue to evaluate, the development or acquisition of new subscription services. New services may subject us to competition from companies that have more experience with such services, more established brands, and greater financial, marketing and other resources to devote to such services. For example, we intend to develop a new consumer VoIP telephony service. The market for consumer telephone services is extremely competitive and the emergence of VoIP-based services will result in increased competition. If we were to offer a VoIP service, our competitors would include established telecommunications and cable companies, certain of our current competitors for Internet access services including AOL and EarthLink, and a number of new companies that offer VoIP-based services as their primary business. We cannot assure you that our new services will be competitive or will generate growth in pay accounts.

Competition for Advertising Customers

We are dependent upon advertising revenues for a significant portion of our revenues and profits. We compete for advertising revenues with major ISPs, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking Web sites, and various other companies that facilitate Internet advertising. Many of our competitors have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical and sales and marketing resources than we do. This may allow them to devote greater resources to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. We also compete with television, radio, cable and print media for a share of advertisers’ total advertising budgets. In certain instances, we generate advertising revenues from companies who are also our competitors. In particular, we generate significant advertising revenues from Overture. Overture is a subsidiary of Yahoo! and we compete directly with

Yahoo! for Internet access, email and Web-hosting subscribers and indirectly for subscribers to our social-networking services. To the extent competitors who are also sources of significant advertising revenue cease to do business with us, our revenues and profits could suffer.

We may be unable to grow our revenues.

Our ability to grow our revenues is primarily dependent upon our ability to increase our number of pay subscriptions, our number of pay accounts and our average monthly revenue per pay account (“ARPU”). Increasing our pay subscriptions involves three components: converting free accounts to pay subscriptions, cross-marketing additional subscriptions to pay accounts, and gaining pay accounts from new subscribers who have not previously used our services. The number of free accounts for certain of our services has been decreasing and may continue to decrease in the future. The number of free accounts converting to pay accounts has, from time to time, decreased and may decrease in the future, and we may not be successful in converting free accounts to pay accounts, particularly if our number of free accounts continues to decline or if consumers do not perceive adequate value in our pay services. We have recently experienced declines in our pay access accounts and currently anticipate that our pay access accounts will continue to decline in the future. The growth in new subscriptions to our accelerated access services has also been declining. We do not know if we will be able to maintain or grow the number of pay subscriptions to any of our services, and subscriptions to some or all of our services may decrease in future periods.

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

Our ARPU has declined in recent periods primarily as a result of changes in the mix of pay accounts to a larger percentage of lower priced services, particularly as a result of the acquisition of Classmates and the introduction of premium email services, and increased use of promotional pricing and discounted plans for our access services. Changes in ARPU in the future will be dependent on a variety of factors including changes in the mix of pay subscriptions and their related pricing plans; the use of promotions, such as one or more free months of service, and discounted pricing plans to obtain or retain subscribers; increases or decreases in the price of our services; the number of services subscribed to by each pay account; pricing and success of new pay services and the penetration of these types of services as a percentage of total pay accounts; and the timing of pay accounts being added or removed during a period. Our pay access accounts, particularly those purchasing our accelerator services, generate higher ARPU than our other services, and our inability to grow these services, the use of promotions and discounted plans with respect to these services, or decreases in the pricing for these services, will adversely impact our ARPU. We anticipate that our ARPU will continue to decrease, at least in the near term. If we are not successful in growing our pay accounts and subscriptions or maintaining or growing our ARPU, our revenues could decrease. A decrease in our revenues could adversely impact our profitability.

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

We cannot assure you that we will be able to successfully manage, integrate or grow our Web-hosting, photo-sharing and Classmates businesses.

In April 2004, we acquired the assets of About, Inc.’s Web-hosting business, in November 2004, we acquired Classmates and in March 2005, we acquired the assets of Homestead Technologies, Inc.’s online digital photo-sharing business. We do not have prior experience in any of these lines of business and may not be able to compete successfully in them. To the extent we attempt to integrate various aspects of these businesses, we may not be successful. There may be unanticipated risks, liabilities and costs associated with these businesses, and we cannot assure you that these businesses will have a positive impact on our results of operations. In addition, we cannot assure you that we will be successful in maintaining or growing their pay or free accounts.

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

The success of our business model is predicated upon maintaining a marketing budget that is sufficient to grow our revenues while continuing to increase profitability. Our marketing activities may not be effective in maintaining or increasing brand awareness or the size of our pay accounts base. We will be required to incur significant marketing expenses to maintain our brands and we may not be successful in increasing pay accounts, subscriptions or revenues. This could result in increased costs without a commensurate increase in revenues, which could adversely affect our profitability. We have increased the number of brands under which our services are marketed and we may not have adequate resources to maintain all of our brands. Capital limitations or other factors could cause us to decrease our marketing budget, which would adversely impact our ability to maintain our brands and grow our revenues. We cannot assure you that our marketing activities will be successful.

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

We have expended, and may in the future expend, significant resources enhancing our existing services, such as our enhanced accelerator service, and developing, acquiring and implementing new services, such as our proposed VoIP service. Product development involves a number of uncertainties, including unanticipated delays and expenses. New or enhanced services, such as our proposed VoIP service and our enhanced accelerator service, may have technological problems or may not be accepted by our consumers or advertisers. We cannot assure you that we will be successful in developing, acquiring or implementing new or enhanced services, such as our proposed VoIP service and our enhanced accelerator service, or that new or enhanced services will be commercially successful. In the event we capitalize certain costs incurred by us in connection with the development of a new service, and the service is not implemented or is not commercially successful, we would be required to expense the development costs or to deem the asset to be impaired, which would negatively impact our results of operations.

Seasonal trends in Internet usage and advertising sales may cause fluctuations in our results of operations.

Seasonal trends could affect revenues, operating expenses and the rate at which users sign up for our services. Decreased usage during seasonal periods could decrease advertising inventory and search activity and adversely impact advertising revenue. Increased usage due to seasonality may result in increased telecommunications costs for such period. We have experienced lower usage of our access services in the summer months and this trend may continue. We also have experienced a lower rate of people signing up for our access services during the spring and summer months when compared to the fall and winter months, and this trend may continue. Because our operating history for certain of our services is limited, particularly as it relates to our social-networking services, it is difficult for us to accurately forecast seasonal trends and plan accordingly. Seasonality may result in significant fluctuations in our results of operations and the number of users signing up for, or accessing, our services.

We may be unable to maintain or grow our advertising revenues, particularly if we lose key advertising relationships. Reduced advertising revenues may reduce our profits.

Advertising and commerce revenues are an important component of our revenues and profitability. Our revenues from advertising have in the past fluctuated, and may in the future fluctuate, due to a variety of factors including, without limitation, changes in the online advertising market, decreases in capital available to Internet and other companies, changes in our advertising inventory, changes in usage and the effect of key advertising relationships. We experienced a decline in advertising revenues in the June 2005 quarter from the immediately preceding quarter as a result of decreased revenues related to search and have experienced declines in advertising revenues in certain prior periods as well. As discussed above, competition for advertising dollars is intense and our advertising revenues may decline in future periods.

A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. In the past, we have experienced a number of situations where significant advertising arrangements were terminated early, were not renewed, were renewed at significantly lower rates or were renegotiated during the term of the arrangement. We derived approximately 26% of our advertising and commerce revenues during the June 2005 quarter from Internet search fees provided through our agreement with Overture. Our agreement with Overture expires in March 2007. The competition among search services is increasing. If there were a significant decrease in search fees from our agreement with Overture due to users using competitive services or other factors, such decrease would adversely impact our results of operations. Our business, financial position, results of operations and cash flows may be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

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

Our access business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network and data services we require, and most of our telecommunications services is currently purchased from Level 3 Communications, MCI, Pac-West and Qwest. Furthermore, in the past, several vendors have ceased operations or ceased offering the services we require, causing us to switch vendors. Vendors may experience significant financial difficulties and be unable to perform satisfactorily or to continue to offer their services. MCI, Level 3 Communications, Pac-West and Qwest have significant amounts of debt obligations. The loss of vendors has resulted, and may in the future result, in increased costs, decreased service quality and the loss of users. In particular, the failure of Level 3 Communications, MCI, Pac-West or Qwest to continue to provide the scope, quality and pricing of services currently provided could materially and adversely affect our business and results of operations. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Certain of our telecommunications providers compete with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, financial position, results of operations and cash flows.

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

The success of our business depends on the security of our network and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, providers of customer support services and other vendors. Unauthorized or inappropriate access to, or use of, our network, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our users and of third parties. Third parties have in the past used our network, services and brand names to perpetrate crimes, such as identity theft or credit card theft, and may do so in the future. Users or third parties may assert claims of liability against us as a result of any failure by us to prevent security breaches, unauthorized disclosure of user information or other such activities. Although we use security measures that we believe to be industry standard, we cannot assure you that the measures we take will be successfully implemented or will be effective in preventing these types of activities. We also cannot assure you that the security measures of our third-party network providers, providers of customer and billing support services or other vendors will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation and may interfere with our ability to provide our services, all of which could adversely impact our business.

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

Our business is also subject to a variety of other U.S. and foreign laws and regulations that could subject us to liabilities, claims or other remedies, such as laws relating to bulk email or “spam,” access to various types of content by minors, anti-spyware initiatives, encryption, data protection, security breaches and consumer protection. Compliance with these laws and regulations is complex and may impose significant additional costs on us. In addition, the regulatory framework relating to Internet services is evolving and both the federal government and states from time to time pass legislation that impacts our business. It is likely that additional laws and regulations will be adopted that would affect our business. We cannot predict the impact that future regulatory changes or developments may have on our business, financial condition, results of operations or cash flows. The enactment of any additional laws or regulations, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

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

We are exposed to interest rate risk on the outstanding balance of our term loan. In January 2005, we converted the outstanding base rate loan into Eurodollar loans with staggered interest periods up to six months. In July 2005, we converted the only outstanding Eurodollar loan into three Eurodollar loans. Interest accrues at rates generally equal to the London inter-bank offered rate (LIBOR) for dollar deposits plus a margin of 3.0%. We purchased an interest-rate cap to reduce the variability in the amount of expected future cash interest payments that are attributable to LIBOR-based market interest rates. The cap provides protection through January 31, 2007 from an increase in three month LIBOR over 3.5% on $25 million of our outstanding term loan balance.

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

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero’s initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. In a court order dated February 15, 2005, the District Court granted preliminary approval of the issuer defendants’ proposed settlement. On June 30, 2005, the United States Court of Appeals for the Second Circuit granted the underwriter defendants’ petition for permission to appeal the District Court’s order granting plaintiffs’ motion for class certification.

On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba “Freewwweb” (the “Debtor”), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno’s conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement. The Stipulation of Settlement provides for the payment by Juno of $5.5 million in final settlement of all claims against Juno, and we have reserved $5.5 million in connection with this proceeding. On September 11, 2003, the court issued an order approving the Stipulation of Settlement. The Debtor has filed a Notice of Appeal of the district court order upholding the decision of the Bankruptcy Court approving the Stipulation of Settlement in the United States Court of Appeals for the Second Circuit. The appeal was argued on March 8, 2005 and the parties are awaiting a decision from the court.

On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff’s patent which purports to cover user access to a computer network. An answer and affirmative defenses have been served on behalf of NetZero, Juno and NetBrands. Discovery and other pre-trial proceedings are continuing. Trial has been scheduled for October 2005.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. On April 29, 2005, the Board of Directors extended the program through December 31, 2006. At June 30, 2005, we had repurchased $139.2 million of our common stock under the program.

Under the term loan agreement, repurchases of common stock and the payment of cash dividends are limited, in aggregate, to $122.8 million at June 30, 2005, subject to further annual limitations. As a result of these limitations, we may be unable to repurchase the remaining $60.8 million available under the program if we maintain a quarterly cash dividend of $0.20 per share and do not repay or amend the terms of the term loan agreement. Additionally, in order to repurchase any common stock, no default or event of default shall have occurred and be continuing under the term loan agreement. Noncompliance with the financial covenants set forth in the agreement constitutes an event of default under the agreement.

Share repurchases executed under the common stock repurchase program at June 30, 2005 were as follows (in thousands, except per share amounts):

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our stockholders was held on May 10, 2005. Two nominees to the Board of Directors, Mark R. Goldston and Carol A. Scott, were elected to serve for terms expiring at the third annual meeting following their election or until their successors are duly elected and qualified. The appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2005 was also ratified at the meeting.

The results of voting for the election of Mr. Goldston were as follows: 52,071,396 votes for and 2,136,775 votes withheld. The results of voting for the election of Ms. Scott were as follows: 52,124,714 votes for and 2,083,457 votes withheld. The remaining members of the Board of Directors who continued in office after the meeting are James T. Armstrong, Robert Berglass, Kenneth L. Coleman and Dennis Holt. The terms of Mr. Armstrong and Mr. Holt will expire at our next annual stockholders meeting and the terms of Mr. Berglass and Mr. Coleman will expire at the next annual stockholders meeting thereafter.

The results of voting for the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors were as follows: 54,085,915 votes for, 99,626 votes against and 22,630 abstentions.

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

			8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan	X		000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2005 Management Bonus Plan		8-K	000-33367	3/30/2005
10.11	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-KT	000-33367	2/5/2004
10.12	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.13	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004
10.14	Employment Agreement between the Registrant and Matt Wisk	X		000-33367	8/8/2005
10.15	Employment Agreement between the Registrant and Ted Cahall	X		000-33367	8/8/2005
10.16	Employment Agreement between the Registrant and Jon Fetveit	X		000-33367	8/8/2005
10.17	Employment Agreement between the Registrant and Gerald Popek	X		000-33367	8/8/2005
10.18	Employment Agreement between the Registrant and Robert Taragan	X		000-33367	8/8/2005
10.19	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004

10.20

Credit Agreement, dated as of December 3, 2004, among United Online, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank Securities Inc., as Lead Arranger (the “Credit Agreement”)

			8-K	000-33367	12/3/2004
10.21	First Amendment to Credit Agreement, dated as of December 13, 2004		8-K	000-33367	12/14/2004
10.22	Second Amendment to Credit Agreement, dated as of March 11, 2005		10-K	000-33367	3/16/2005
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2005
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2005
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2005
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2005

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2005.

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

			8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan	X		000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2005 Management Bonus Plan		8-K	000-33367	3/30/2005
10.11	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-KT	000-33367	2/5/2004
10.12	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.13	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004
10.14	Employment Agreement between the Registrant and Matt Wisk	X		000-33367	8/8/2005

10.15	Employment Agreement between the Registrant and Ted Cahall	X		000-33367	8/8/2005
10.16	Employment Agreement between the Registrant and Jon Fetveit	X		000-33367	8/8/2005
10.17	Employment Agreement between the Registrant and Gerald Popek	X		000-33367	8/8/2005
10.18	Employment Agreement between the Registrant and Robert Taragan	X		000-33367	8/8/2005
10.19	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.20

Credit Agreement, dated as of December 3, 2004, among United Online, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank Securities Inc., as Lead Arranger (the “Credit Agreement”)

			8-K	000-33367	12/3/2004
10.21	First Amendment to Credit Agreement, dated as of December 13, 2004		8-K	000-33367	12/14/2004
10.22	Second Amendment to Credit Agreement, dated as of March 11, 2005		10-K	000-33367	3/16/2005
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2005
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2005
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2005
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2005