Form 10-Q
period 2005-09-30
UNITED ONLINE INC
filed 2005-11-09
CIK 1142701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-33367

UNITED ONLINE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0575839
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)
21301 Burbank Boulevard,	91367
Woodland Hills, California	(Zip Code)
(Address of Principal Executive Office)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 62,300,417 shares of the registrant’s common stock outstanding at October 31, 2005.

In this document, “United Online,” the “Company,” “we,” “us” and “our” collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNITED ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,659	$56,512
Short-term investments	207,334	176,281
Accounts receivable	20,879	17,534
Deferred tax assets, net	17,203	24,630
Other current assets	9,944	13,058
Total current assets	289,019	288,015
Property and equipment, net	32,383	27,006
Deferred tax assets, net	53,506	51,573
Goodwill	80,499	76,458
Intangible assets, net	64,245	70,558
Other assets	4,876	6,242
Total assets	$524,528	$519,852
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,333	$45,379
Accrued liabilities	37,102	18,320
Deferred revenue	54,595	49,293
Current portion of term loan	16,498	23,333
Current portion of capital leases	369	621
Total current liabilities	159,897	136,946
Deferred revenue	2,723	1,661
Term loan	41,835	76,667
Capital leases	420	698
Other liabilities	4,334	2,181
Total liabilities	209,209	218,153
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock	6	6
Additional paid-in capital	480,981	491,757
Deferred stock-based compensation	(18,565)	(8,477)
Accumulated other comprehensive loss	(278)	(9)
Accumulated deficit	(146,825)	(181,578)
Total stockholders’ equity	315,319	301,699
Total liabilities and stockholders’ equity	$524,528	$519,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Billable services	$117,670	$102,113	$351,389	$302,291
Advertising and commerce	15,108	8,591	43,440	26,706
Total revenues	132,778	110,704	394,829	328,997
Operating expenses:
Cost of billable services (including stock-based compensation, see Note 1)	24,375	23,013	73,048	71,887
Cost of free services	2,858	1,605	9,383	4,919
Sales and marketing (including stock-based compensation, see Note 1)	52,767	43,294	160,653	131,274
Product development (including stock-based compensation, see Note 1)	10,116	7,069	28,780	19,456
General and administrative (including stock-based compensation, see Note 1)	14,776	10,812	41,603	28,252
Amortization of intangible assets	5,252	4,395	16,884	12,752
Total operating expenses	110,144	90,188	330,351	268,540
Operating income	22,634	20,516	64,478	60,457
Interest and other income, net	1,675	1,380	4,684	4,236
Interest expense	(1,388)	(321)	(4,745)	(946)
Income before income taxes	22,921	21,575	64,417	63,747
Provision for income taxes	10,327	8,955	29,664	26,456
Net income	$12,594	$12,620	$34,753	$37,291
Net income per share—basic	$0.21	$0.21	$0.57	$0.60
Net income per share—diluted	$0.20	$0.19	$0.55	$0.56
Shares used to calculate basic net income per share	61,399	61,183	60,878	61,772
Shares used to calculate diluted net income per share	64,107	64,955	63,416	66,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$12,594	$12,620	$34,753	$37,291
Unrealized gain (loss) on short-term investments, net of tax of $(63) and $(173), respectively, for the quarter and nine months ended September 30, 2005 and $265 and $(210), respectively, for the quarter and nine months ended September 30, 2004	(86)	386	(248)	(1,313)
Unrealized gain on derivative, net of tax of $60 and $47 for the quarter and nine months ended September 30, 2005, respectively	82	—	62	—
Foreign currency translation	4	—	(83)	—
Comprehensive income	$12,594	$13,006	$34,484	$35,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$34,753	$37,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,862	18,732
Stock-based compensation	6,832	1,932
Deferred taxes	1,385	4,641
Tax benefits from stock options	11,175	18,220
Other	770	753
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(3,347)	943
Other assets	3,570	(3,448)
Accounts payable and accrued liabilities	22,908	10,084
Deferred revenue	6,215	1,882
Other liabilities	2,153	1,189
Net cash provided by operating activities	114,276	92,219
Cash flows from investing activities:
Purchases of property and equipment	(16,454)	(11,198)
Purchases of rights, patents and trademarks	(5,554)	(916)
Purchases of short-term investments	(282,718)	(229,617)
Proceeds from maturities of short-term investments	251,578	225,285
Cash paid for acquisitions	(8,638)	(11,934)
Proceeds from sales of assets, net	—	92
Net cash used for investing activities	(61,786)	(28,288)
Cash flows from financing activities:
Payments on capital leases	(530)	—
Payments on term loan	(41,667)	—
Proceeds from exercises of stock options	4,732	5,023
Proceeds from employee stock purchase plan	1,678	1,636
Payments of dividends	(25,259)	—
Repurchases of common stock	(14,206)	(73,717)
Net cash used for financing activities	(75,252)	(67,058)
Effect of exchange rate changes on cash and cash equivalents	(91)	—
Change in cash and cash equivalents	(22,853)	(3,127)
Cash and cash equivalents, beginning of period	56,512	8,908
Cash and cash equivalents, end of period	$33,659	$5,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

United Online, Inc. (“United Online” or the “Company”) is a leading provider of consumer Internet subscription services through a number of brands, including NetZero, Juno and Classmates Online. The Company’s pay services include dial-up Internet access, social-networking, VoIP telephony, personal Web-hosting, premium email services and online digital photo-sharing, among others. The Company also offers, at no charge, advertising-supported versions of certain of its services. In addition, the Company offers marketers a broad array of Internet advertising products, including online market research and measurement services.

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

Basis of Presentation

The accompanying consolidated financial statements for the quarters and nine months ended September 30, 2005 and 2004, which include United Online and its wholly-owned subsidiaries, are unaudited except for the balance sheet information at December 31, 2004, which is derived from the audited consolidated financial statements as filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K on March 16, 2005. The Company’s interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

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

Significant Accounting Policies

Stock-Based Compensation—The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25,

Accounting for Stock Issued to Employees, Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation, and Emerging Issues Task Force (“EITF”) Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No. 44 and complies with the disclosure provisions of SFAS No. 123,Accounting for Stock-Based Compensation and SFAS No. 148,Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. Under APB Opinion No. 25, employee stock-based compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense is recorded in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.

As required by SFAS No. 148, the following provides pro forma net income and pro forma net income per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied.

The fair value of options granted has been estimated at the date of grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4%	3%	4%	3%
Expected life (in years)	5	5	5	5
Dividend yield	7%	0%	2%	0%
Volatility	86%	99%	92%	103%

If the fair value based method had been applied in measuring stock-based compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$12,594	$12,620	$34,753	$37,291
Add: Stock-based compensation included in net income, net of tax	2,517	716	5,860	1,932
Deduct: Total stock-based compensation determined under fair value-based method for all awards, net of tax	(5,389)	(6,569)	(15,099)	(23,829)
Pro forma net income	$9,722	$6,767	$25,514	$15,394
Net income per share—basic, as reported	$0.21	$0.21	$0.57	$0.60
Net income per share—basic, pro forma	$0.16	$0.11	$0.42	$0.25
Net income per share—diluted, as reported	$0.20	$0.19	$0.55	$0.56
Net income per share—diluted, pro forma	$0.15	$0.10	$0.40	$0.23

The following table summarizes stock-based compensation included in the following operating expenses (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating expenses:
Cost of billable services	$49	$—	$131	$—
Sales and marketing	297	124	621	331
Product development	329	—	742	—
General and administrative	2,162	592	5,338	1,601
Total stock-based compensation	$2,837	$716	$6,832	$1,932

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

2.   ACQUISITIONS

PhotoSite

In March 2005, the Company acquired certain assets related to PhotoSite, the online digital photo-sharing business of Homestead Technologies, Inc., for approximately $10.1 million in cash, including acquisition costs, and entered into a related licensing and support agreement with Homestead Technologies. Included in the purchase price of $10.1 million is a $1.5 million payment due in March 2006, which is included in accrued liabilities at September 30, 2005. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations. The primary reason for the acquisition was to acquire PhotoSite’s software and services to expand the Company’s subscription offerings.

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

3. BALANCE SHEET COMPONENTS

Short-Term Investments

Short-term investments consist of the following (in thousands):

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$50,044	$10	$(26)	$50,028
Government agencies	157,738	—	(432)	157,306
Total	$207,782	$10	$(458)	$207,334

The Company has reclassified certain Auction Rate securities from cash and cash equivalents to short-term investments. Auction Rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction Rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They are traded at par and the interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments due to the liquidity provided through the interest rate reset. The Company has historically classified these instruments as cash and cash equivalents if the period between interest rate resets was 90 days or less. Based on the Company’s re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its Auction Rate securities, previously classified as cash equivalents, as short-term investments on its consolidated balance sheet at September 30, 2004. In addition, certain amounts were reclassified in the consolidated statements of cash flows for the nine months ended September 30, 2004.

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$17,559	$199	$(6)	$17,752
Government agencies	178,740	519	(147)	179,112
Total	$196,299	$718	$(153)	$196,864

	September 30, 2004 (prior to reclass)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$17,559	$199	$(6)	$17,752
Government agencies	121,115	519	(147)	121,487
Total	$138,674	$718	$(153)	$139,239

Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive loss on the consolidated balance sheets. The Company had no material realized gains or losses from the sale of short-term investments in the nine months ended September 30, 2005. The Company recognized $25,000 and $0.1 million, respectively, of realized gains from the sale of short-term investments in the quarter and nine months ended September 30, 2004.

Maturities of short-term investments were as follows (in thousands):

	September 30, 2005
	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$73,988	$73,924
Maturing between 1 year and 4 years	57,608	57,223
Maturing after 4 years	76,186	76,187
Total	$207,782	$207,334

	September 30, 2004		September 30, 2004 (prior to reclass)
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$14,520	$14,527	$14,520	$14,527
Maturing between 1 year and 4 years	124,154	124,712	124,154	124,712
Maturing after 4 years	57,625	57,625	—	—
Total	$196,299	$196,864	$138,674	$139,239

Accounts receivable

At September 30, 2005, two customers comprised approximately 19% and 11% of the consolidated accounts receivable balance. At December 31, 2004, two customers comprised approximately 18% and 14% of the consolidated accounts receivable balance. For the quarter and nine months ended September 30, 2005 and 2004, the Company did not have any individual customers that comprised more than 10% of total revenues.

Goodwill

The changes in goodwill for the nine months ended September 30, 2005 were as follows (in thousands):

Balance at December 31, 2004	$76,458
Adjustment to Classmates’ goodwill	(1,697)
Goodwill recorded in connection with PhotoSite acquisition	5,738
Balance at September 30, 2005	$80,499

The decrease in Classmates’ goodwill relates primarily to an increase in deferred tax assets for tax benefits associated with deductions identified in the March 2005 quarter and a reduction in the September 2005 quarter in deferred tax liabilities due to an adjustment in the state income tax rate expected to apply to future reversals of acquired book/tax basis differences.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Employee compensation and related expenses	$17,414	$11,459
Income taxes payable	13,242	1,119
Subscriber referral fees	4,281	4,281
Other	2,165	1,461
Total	$37,102	$18,320

Term Loan and Interest Rate Cap

In December 2004, the Company borrowed $100 million through a term loan facility dated December 3, 2004. Interest accrues at rates generally equal to the London inter-bank offered rate (LIBOR) for dollar deposits plus a margin of 3.0%.

During the nine months ended September 30, 2005, the Company made voluntary prepayments of $28.8 million on the term loan. The prepayments will reduce future principal repayments on a pro rata basis.

Within ninety days after each fiscal year end, we are required to make a payment on the term loan equal to one half of our excess cash flow as defined in the term loan agreement. Excess cash flow is equal to our cash flows from operating activities for the prior year reduced by certain items, including capital expenditures, term loan repayments, cash paid for acquisitions and dividend payments. This payment is in addition to the mandatory quarterly repayment.

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

On January 31, 2005, the Company purchased an interest-rate cap to reduce the variability in the amount of expected future cash interest payments that are attributable to LIBOR-based market interest rates. The interest-rate cap is designated and qualifies as a cash flow hedge. The Company paid a $0.2 million premium to enter into the cap, which provides protection through January 31, 2007 on $25 million of the Company’s outstanding term loan balance. The cap protects the Company from an increase in three month LIBOR over 3.5% on $25 million of borrowings over a two-year term. Changes in the fair value of the effective portion of the cap are recognized in accumulated other comprehensive income. Should the cap become ineffective as a hedge, gains and losses would be recognized in the results of operations in that period. The Company recognized an unrealized gain of approximately $0.1 million in accumulated other comprehensive income during the quarter and nine months ended September 30, 2005 related to the effective portion of the cash flow hedge as the cap was considered perfectly effective during the nine months ended September 30, 2005. Amounts in accumulated other comprehensive income will be reclassified into earnings in the same periods during which the future hedged cash interest payments affect earnings.

4.   STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

The Company’s Board of Directors authorized a common stock repurchase program that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized the Company to purchase up to an additional $100 million of its common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. On April 29, 2005, the Board of Directors extended the program through December 31, 2006. At September 30, 2005, the Company had repurchased $139.2 million of its common stock under the program.

Under the term loan agreement, repurchases of common stock and the payment of cash dividends are limited, in aggregate, to an additional $110.1 million at September 30, 2005, subject to further annual limitations. As a result of these limitations, the company may be unable to repurchase the remaining $60.8 million available under the program if it maintains a quarterly cash dividend of $0.20 per share and does not repay or amend the terms of the term loan agreement. Additionally, in order to repurchase any common stock, no default or event of default shall have occurred and be continuing under the term loan agreement. Noncompliance with the financial covenants set forth in the agreement constitutes an event of default under the agreement.

Share repurchases executed under the common stock repurchase program at September 30, 2005 were as follows (in thousands, except per share amounts):

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

Dividends

In May, August and October of 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The quarterly dividends were paid on May 31, 2005 and August 31, 2005 and totaled $12.6 million and $12.7 million, respectively.

The next quarterly dividend is payable on November 30, 2005 to shareholders of record as of the close of business on November 11, 2005. While the Company intends to pay regular dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter following its review of the Company’s financial performance. Dividends declared and paid are not a return of profits but rather a distribution of amounts paid in by the stockholders.

Under the term loan agreement, repurchases of common stock and the payment of cash dividends are limited, in aggregate, to an additional $110.1 million at September 30, 2005, subject to further annual limitations. Assuming the Company does not repurchase any additional common stock, these limitations would restrict the Company’s ability to pay the full quarterly cash dividend of $0.20 per share by the second half of 2007 without amending the term loan agreement or repaying the then remaining balance. Additionally, in order to pay dividends, no default or event of default shall have occurred and be continuing under the term loan agreement. Noncompliance with the financial covenants set forth in the agreement constitutes an event of default under the agreement.

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

In August 2005, the Company approved stock option grants of 0.3 million to certain of the Company’s executive officers with exercise prices ranging from $11.77 per share to $12.47 per share. The options vest 25% after one year and monthly thereafter for three years. In addition, the Company issued 0.2 million RSUs to these executive officers. Each RSU entitles the officer to receive one share of the Company’s common stock upon vesting. The units vest 25% annually over the four-year period beginning August 15, 2005. In connection with these units, the Company recorded deferred stock-based compensation of $2.5 million, which is being amortized over the vesting period.

5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the quarters and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$12,594	$12,620	$34,753	$37,291
Denominator:
Weighted average common shares—basic	61,920	61,775	61,394	62,397
Adjustment to weighted average for common shares subject to repurchase	(521)	(592)	(516)	(625)
Adjusted weighted average common shares—basic	61,399	61,183	60,878	61,772
Effect of dilutive securities:
Stock options, restricted shares, restricted stock units and employee stock purchase plan shares	2,708	3,772	2,538	4,406
Weighted average common shares—diluted	64,107	64,955	63,416	66,178
Net income per share—basic	$0.21	$0.21	$0.57	$0.60
Net income per share—diluted	$0.20	$0.19	$0.55	$0.56

The diluted per share computations exclude options, restricted stock and RSUs, which are antidilutive. The number of antidilutive shares at September 30, 2005 and 2004 was 6.9 million and 5.9 million, respectively. At September 30, 2005, there were approximately 11.9 million shares subject to issuance upon exercise of outstanding options with a weighted average exercise price of $13.05 per share. At September 30, 2005, there were approximately 1.6 million RSUs outstanding.

6.   EMPLOYEE BENEFIT PLANS

The Company has a savings plan (the “Savings Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 40%) of their eligible pre-tax earnings up to the Internal Revenue Service annual contribution limit. All full-time employees on the payroll of the Company may, subject to certain eligibility requirements, participate in the Plan. At December 31, 2004, the Company had made no contributions since the inception of the Savings Plan; however, on January 1, 2005, the Company began matching 25% of the employee’s contributions, up to plan limits. The Company recognized expenses of approximately $0.1 million and $0.5 million during the quarter and nine months ended September 30, 2005 related to the 401(k) match.

7.   INCOME TAXES

For the quarter and nine months ended September 30, 2005, the Company generated pre-tax income of $22.9 million and $64.4 million, respectively, and recorded a tax provision of $10.3 million and $29.7 million, respectively, resulting in a year-to-date effective tax rate of approximately 46.0%. For the quarter and nine months ended September 30, 2004, the Company generated pre-tax income of $21.6 million and $63.7 million, respectively, and recorded a tax provision of $9.0 million and $26.5 million, respectively, resulting in a year-to-date effective tax rate of approximately 41.5%. The increase in the effective tax rate is primarily due to the issuance of restricted stock units in March 2005, for which the related compensation deduction is limited under Section 162(m) of the Internal Revenue Code; foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization; and the re-measurement of certain deferred tax assets as a result of a change in New York State tax law that occurred during the June 2005 quarter. This re-measurement resulted in an increase to the tax provision for the nine months ended September 30, 2005 by approximately $1.0 million, or 1.6%.

8.   COMMITMENTS AND CONTINGENCIES

Financial Commitments

The Company’s financial commitments at September 30, 2005 are as follows (in thousands):

		Oct-Dec	Year Ending December 31,
Contractual Obligations	Total	2005	2006	2007	2008	2009	2010	Thereafter
Term loan(1)	$58,333	$4,125	$16,498	$16,498	$21,212	$—	$—	$—
Capital leases(2)	832	100	399	333	—	—	—	—
Operating leases	47,043	1,659	6,724	6,898	6,904	5,820	4,238	14,800
Telecommunications purchases	22,259	3,182	10,585	8,492	—	—	—	—
Media purchases	7,372	7,372	—	—	—	—	—	—
Total	$135,839	$16,438	$34,206	$32,221	$28,116	$5,820	$4,238	$14,800

(1)          The variable-rate term loan accrues interest at rates generally equal to the London inter-bank offered rate (LIBOR) for dollar deposits plus a margin of 3.0%. The table reflects only principal amounts. See Note 3 to the condensed consolidated financial statements.

(2)          Includes $43,000 of imputed interest.

The Company leases its facilities under operating leases expiring at various periods through 2014. The leases generally contain annual escalation provisions as well as renewal options.

Legal Contingencies

On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero’s initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. In a court order dated February 15, 2005, the District Court granted preliminary approval of the issuer defendants’ proposed settlement. On June 30, 2005, the United States Court of Appeals for the Second Circuit granted the underwriter defendants’ petition for permission to appeal the District Court’s order granting plaintiffs’ motion for class certification. A hearing on the settlement is scheduled for April 24, 2006.

On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba “Freewwweb” (the “Debtor”), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno’s conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement, which provided for the payment by Juno of $5.5 million in final settlement of all claims against Juno. On September 11, 2003, the court issued an order approving the Stipulation of Settlement. On September 12, 2005, the Second Circuit Court of Appeals vacated the judgment of the bankruptcy court and remanded the case to the bankruptcy court. Discovery in the adversary proceeding in the bankruptcy court has commenced. No trial date has been set. At September 30, 2005, the Company had liabilities recorded of approximately $5.5 million in respect of this matter.

On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff’s patent which purports to cover user access to a computer network. On October 28, 2005, the court issued an order granting defendants’ motions for summary judgment of non-infringement of the patent.

The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, financial position, results of operations or cash flows, the results of litigation are inherently uncertain and the Company can provide no assurance that it will not be materially and adversely impacted by the results of such proceedings. The Company has established a reserve for the Freewwweb matter discussed above and such reserve is reflected in the consolidated financial statements, though the Company can provide no assurance that such reserve will be adequate.

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

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of consumer Internet subscription services through a number of brands, including NetZero, Juno and Classmates Online. Our pay services include dial-up Internet access, social-networking, VoIP telephony, personal Web-hosting, premium email and online digital photo-sharing, among others. We also offer, at no charge, advertising-supported versions of certain of our services. In addition, we offer marketers a broad array of Internet advertising products, including online market research and measurement services.

At September 30, 2005, we had approximately 5.0 million pay accounts representing approximately 6.4 million total subscriptions, and approximately 16.9 million active accounts. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our pay services. “Active” accounts include total pay accounts as well as free users who have logged onto our access, social-networking or email services during the preceding 31 days. Active accounts also include those free hosted Web sites that have received at least one visit during the preceding 90 days and the number of free photo-sharing users that logged on to the service at least once within the preceding 90 days.

United Online is a Delaware corporation that commenced operations in 2001 following the merger of Internet access providers NetZero, Inc. and Juno Online Services, Inc. (the “Merger”). We completed the acquisition of Classmates Online, Inc. (“Classmates”), a leading provider of social-networking services, in November 2004 and the acquisition of the Web-hosting and domain name registration business of About Web Services, Inc. in April 2004. In March 2005, we acquired certain assets related to PhotoSite, the online digital photo-sharing business of Homestead Technologies, Inc. In October 2005, we launched our VoIP telephony service. Our corporate headquarters are located in Woodland Hills, California.

Consumer Brands and Services

We offer a variety of consumer Internet services under a number of brands, both free of charge and subscription-based, which include the following:

Internet Access:   NetZero, Juno and BlueLight Internet;

Social Networking:   Classmates and StayFriends;

VoIP:   NetZero Voice

Web Hosting:   FreeServers, 50megs, Bizhosting and Global Servers;

Premium Email:   NetZero MegaMail, Juno MegaMail and emailMyName;

Online Photos:   PhotoSite; and

Premium Content:   NetZero Family Pack and Juno Family Pack.

Internet Access

Our standard pay access services include Internet access and an email account and are offered through various pricing plans, generally $9.95 per month. We also offer “accelerated” access services, generally for an additional $5.00 per month, or a total monthly charge of $14.95. Our accelerated access services utilize compression, caching and other technologies that reduce the time for certain Web pages to download to users’ computers when compared to our standard access services. The price for our accelerated access services also includes certain additional benefits such as pop-up blocking capabilities and enhanced email storage. Internet access comprised approximately 3.0 million of our pay accounts at September 30, 2005, of which approximately 40% also subscribed to our accelerator services. We count a subscriber to our accelerator services as one pay account and two subscriptions, one for the Internet access and another for the accelerator. The NetZero and Juno pay access services differ from their respective free access services in that the hourly and certain other limitations set for the free services do not apply. In addition, the free access services incorporate certain advertising initiatives, including a persistent advertising banner, not present on the pay services. We do not offer free access services under the BlueLight brand. Our access services are available in more than 8,200 cities across the United States and Canada.

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

VoIP

NetZero Voice, a Voice-over-Internet Protocol (VoIP) telephony service, provides local and long distance calling over dial-up and broadband Internet connections. We offer a free version of NetZero Voice which enables all users of our VoIP software to make unlimited Internet calls and instant text messages to one another at no charge and includes a free voicemail account integrated with email into one convenient message center. Our pay VoIP service plans offer all of the features of the free service and include: (1) a $3.95 per month plan which includes a dedicated phone number with  up to 100 monthly outbound and inbound minutes to the publicly switched telephone network (PSTN) within the US, Canada and Puerto Rico; (2) a $9.95 per month plan which includes all of the features of the $3.95 plan plus up to 250 monthly outbound minutes to the US, Canada and Puerto Rico and unlimited inbound PSTN minutes; and (3) a $14.95 per month plan which includes a dedicated phone number plus unlimited outbound PSTN minutes within the US, Canada and Puerto Rico and unlimited inbound PSTN minutes; and (4) a “pay as you go” plan where PSTN calling minutes can be purchased in $5, $10, $25 and $50 increments. In addition, NetZero Voice offers international PSTN calling at attractively priced rates per minute and a number of other features such as call forwarding.

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

Advertising Services

The United Online Advertising Network connects advertisers to consumers through a variety of online marketing properties and channels integrated throughout our services. Our advertising and e-commerce products include a broad range of targeting techniques for online advertising, email campaigns, start-page placements and channel sponsorship opportunities, and the ability to deliver video commercials online. We also provide consumers convenient access to third party Internet search services from many of our Web properties and services, and we generate a significant portion of our advertising and commerce revenues from such search services. In addition, we offer advertisers sophisticated market research capabilities through our CyberTarget division, which can design and execute customized, real-time market research in an Internet environment and help advertisers better understand their target audience.

Pay Accounts and Subscriptions

The following table sets forth (in thousands), for the periods presented, an analysis of our pay accounts and subscriptions. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our services. A subscription represents a unique subscription to any individual pay service offered by us including Internet access, social-networking, accelerator services, premium email, Web-hosting and domain name registration, premium content and online photo-sharing subscriptions. Internet access and accelerator are counted as two subscriptions, although most subscribers to the accelerated service currently purchase it bundled with our standard Internet access. While we currently consider our non-access services to include social-networking, premium email, Web-hosting and domain name registration, premium content, photo-sharing and VoIP, certain of these services are derived from, or dependent on, our access services.

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Pay Accounts:
Internet access	2,980	3,078	3,130	3,100	3,111
Non-access services	2,060	1,955	1,822	1,726	121
Total pay accounts	5,040	5,033	4,952	4,826	3,232
Subscriptions:
Internet access	2,980	3,078	3,130	3,100	3,111
Accelerator	1,205	1,196	1,170	1,105	1,074
Non-access services	2,186	2,064	1,900	1,781	165
Total subscriptions	6,371	6,338	6,200	5,986	4,350

In general we count and track pay accounts and free accounts by unique member identification. Users have the ability to register for separate services under separate brands and member identifications independently. We do not track whether a pay account has purchased more than one of our services unless the account uses the same member identification. As a result, unique pay accounts may not represent unique subscribers and, similarly, total active free accounts may not represent unique free users. In addition, a free Web-hosting account is determined to be active if there was a visit to the site during the preceding 90 days, and it may be that the creator of the site no longer maintains or updates the site. As such, a free Web-hosting account may not represent an ongoing relationship with the person who set up the account. At any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool, a number of accounts that have notified us that they are terminating their service but whose service is still in effect and may also include a few thousand internal test accounts. During the quarter ended September 30, 2005, we implemented an update to our billing reporting software, which resulted in a positive adjustment of 12,000 pay access accounts and 15,000 subscriptions.

We have experienced declines in our pay access accounts and currently anticipate that our pay access accounts will continue to decline in the future. In addition, the rate of growth in subscriptions to our accelerator access services has decreased and we anticipate declines in subscriptions to these services in the future. The dial-up Internet access market as a whole is decreasing, and the value-priced segment is becoming increasingly competitive. We, as well as our competitors, have become more aggressive in offering discounts and free months of service to obtain and retain subscribers. While we intend to continue to devote significant resources to marketing our Internet access services, we have diversified our business by acquiring or developing a number of non-access Internet services, including social-networking, VoIP, personal Web-hosting, premium email and content, and online digital photo-sharing. A significant part of our strategy is to enhance and market these services as well as to expand the non-access services we offer by acquiring or developing new services. As a result, we have shifted a greater portion of our management focus, marketing expenditures and product development initiatives away from Internet access to non-access services.

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

	Quarter Ended September 30				Nine Months Ended September 30
	2005		2004		2005		2004
Statements of Operations Data:
Revenues:
Billable services	$117,670	89%	$102,113	92%	$351,389	89%	$302,291	92%
Advertising and commerce	15,108	11	8,591	8	43,440	11	26,706	8
Total revenues	132,778	100	110,704	100	394,829	100	328,997	100
Operating expenses:
Cost of billable services	24,375	18	23,013	21	73,048	19	71,887	22
Cost of free services	2,858	2	1,605	1	9,383	2	4,919	1
Sales and marketing	52,767	40	43,294	39	160,653	41	131,274	40
Product development	10,116	8	7,069	6	28,780	7	19,456	6
General and administrative	14,776	11	10,812	10	41,603	11	28,252	9
Amortization of intangible assets	5,252	4	4,395	4	16,884	4	12,752	4
Total operating expenses	110,144	83	90,188	81	330,351	84	268,540	82
Operating income	22,634	17	20,516	19	64,478	16	60,457	18
Interest and other income, net	1,675	1	1,380	1	4,684	1	4,236	1
Interest expense	(1,388)	(1)	(321)	—	(4,745)	(1)	(946)	—
Income before income taxes	22,921	17	21,575	19	64,417	16	63,747	19
Provision for income taxes	10,327	8	8,955	8	29,664	8	26,456	8
Net income	$12,594	9%	$12,620	11%	$34,753	9%	$37,291	11%

Revenues

Billable Services Revenues

Billable services revenues consist of subscription fees charged to pay accounts for dial-up and accelerated Internet access services, social-networking, Web-hosting and domain name registration services, premium email services, premium content, photo-sharing services and VoIP, although we did not generate any revenues from VoIP in the quarter ended September 30, 2005 and do not anticipate generating revenues from VoIP until the first quarter of 2006. In addition, we charge fees for live telephone technical support. Our billable services revenues are primarily dependent on two factors: the average number of pay accounts for a period and the average monthly revenue per pay account (“ARPU”) for a period. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period. Changes in our pay account base are dependent on a number of factors including the effects of acquisitions, if any, during a period; the effectiveness of our marketing and distribution activities; the effects of competition; the number of free accounts upgrading to pay services, particularly during periods when we effect changes to our free services; the number of pay accounts that cancel their accounts or have their accounts terminated; changes in our marketing and related distribution channels; changes in our marketing expenditures; the effects of seasonality; and the impact of new types of pay services. ARPU is calculated by dividing billable services revenues for a period by the average number of pay accounts for that period. ARPU may fluctuate from period to period as a result of a variety of factors including changes in the mix of pay subscriptions and their related pricing plans; the use of promotions, such as one or more free months of service, and discounted pricing plans to obtain or retain subscribers; increases or decreases in the price of our services; the number of services subscribed to by each pay account; pricing and success of new pay services and the penetration of these types of services as a percentage of total pay accounts; and the timing of pay accounts being added or removed during a period.

Billable services revenues increased by $15.6 million, or 15%, to $117.7 million for the quarter ended September 30, 2005, compared to $102.1 million for the quarter ended September 30, 2004. The increase in billable services revenues was due to an increase in our average number of pay accounts from 3,211,000 for the quarter ended September 30, 2004 to 5,036,000 for the quarter ended September 30, 2005. The increase in the average number of pay accounts is primarily attributable to the Classmates acquisition which had approximately 1,452,000 pay accounts at the time of acquisition and, to a lesser extent, growth in pay accounts for the Classmates’ social networking services following the Classmates acquisition and growth in premium email and other non-access accounts. The increase in the average number of pay accounts was offset partially by a decrease in the number of pay access accounts which resulted in a decrease in revenues from our pay access services. This decrease in revenues from our pay access services was partially offset by an increase in the number of subscriptions to our accelerator services and, as a result, an increase in revenues attributable to such services. The increase in billable services revenues as a result of the increase in our average number of pay accounts was offset partially by a decrease in ARPU from $10.60 for the quarter ended September 30, 2004 to $7.79 for the quarter ended September 30, 2005. The decrease in ARPU is attributable to the increased percentage of non-access accounts as a percentage of total pay accounts since our non-access accounts generally have a significantly lower ARPU. The decrease in ARPU is also attributable to a small decline in ARPU for our access services due to increased use of free months of service and promotional pricing to obtain or retain pay access accounts, offset partially by an increased number of subscriptions to our accelerator services.

For the quarter ended September 30, 2005, approximately 17% of our billable services revenues were attributable to non-access services as compared to approximately 2% for the quarter ended September 30, 2004. We anticipate continued decreases in pay access accounts and increases in non-access accounts. As a result, we anticipate that an increasing percentage of our billable services revenues will be attributable to non-access services. However, because the ARPU for most of our non-access services is significantly lower than the ARPU for our access services, we anticipate a decrease in billable services revenues, at least in the near term. We also anticipate continued declines in the ARPU for our access services which will also adversely impact billable services revenues.

Billable services revenues increased by $49.1 million, or 16%, to $351.4 million for the nine months ended September 30, 2005, compared to $302.3 million for the nine months ended September 30, 2004. The increase in billable services revenues was due to an increase in our average number of pay accounts from 3,062,000 for the nine months ended September 30, 2004 to 4,933,000 for the nine months ended September 30, 2005. The increase in the average number of pay accounts is primarily attributable to the Classmates acquisition which had approximately 1,452,000 pay accounts at the time of acquisition and, to a lesser extent, growth in pay accounts for the Classmates’ social networking services following the Classmates acquisition and growth in premium email and other non-access accounts. The increase in the average number of pay accounts was partially offset by a decrease in the number of pay access accounts which resulted in a decrease in revenues from our pay access services. This decrease in revenues from our pay access services was offset partially by an increase in the number of subscriptions to our accelerator services and, as a result, an increase in revenues attributable to such services. The increase in billable services revenues as a result of the increase in our average number of pay accounts was offset partially by a decrease in ARPU from $10.97 for the nine months ended September 30, 2004 to $7.92 for the nine months ended September 30, 2005. The decrease in ARPU is attributable to the increased percentage of non-access accounts as a percentage of total pay accounts since our non-access accounts generally have a significantly lower ARPU. The decrease in ARPU is also attributable to a small decline in ARPU for our access services due to increased use of free months of service and promotional pricing to obtain or retain pay access accounts, offset partially by an increased number of subscriptions to our accelerator services.

For the nine months ended September 30, 2005, approximately 15% of our billable services revenues were attributable to non-access services as compared to approximately 1% for the nine months ended September 30, 2004.

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

Advertising and commerce revenues increased by $6.5 million, or 76%, to $15.1 million for the quarter ended September 30, 2005, from $8.6 million for the quarter ended September 30, 2004. The increase was attributable primarily to increased advertising revenues associated with our Classmates business and, to a lesser extent, advertising revenues generated from our Web-hosting business.

Advertising and commerce revenues increased by $16.7 million, or 63%, to $43.4 million for the nine months ended September 30, 2005, from $26.7 million for the nine months ended September 30, 2004. The increase was attributable primarily to increased advertising revenues associated with our Classmates business and, to a lesser extent, our search arrangement with Overture and advertising revenues generated from our Web-hosting business. These increases were offset partially by a decrease in revenues generated from our expired agreement with General Motors Corporation, from which we derived approximately 8% of our advertising and commerce revenues for the nine months ended September 30, 2004.

For the quarter and nine months ended September 30, 2005, 41% of advertising and commerce revenues were attributable to our non-access services, which compares to 8% and 4%, respectively, for the quarter and nine months ended September 30, 2004.

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

Cost of billable services increased by $1.4 million, or 6%, to $24.4 million for the quarter ended September 30, 2005, compared to $23.0 million for the quarter ended September 30, 2004. The increase is primarily due to our social-networking business, including a $0.6 million increase in network personnel and overhead-related costs, a $0.6 million increase in customer support and billing-related costs as a result of an increase in the number of pay accounts and a $0.4 million increase in network depreciation allocated to billable services. These increases were partially offset by a $0.3 million decrease in telecommunications costs. Telecommunications costs decreased as a result of a decrease in the average monthly usage per pay access account offset partially by a slight increase in average hourly telecommunications costs. Our average hourly telecommunications costs increased as a result of lower telecommunications hours purchased leading to a relatively higher vendor pricing associated with lower volumes. Telecommunications hours allocated to our pay access account base increased to approximately 96% of total telecommunications hours purchased during the quarter ended September 30, 2005, compared to approximately 94% during the quarter ended September 30, 2004.

Cost of billable services increased by $1.2 million, or 2%, to $73.0 million for the nine months ended September 30, 2005, compared to $71.9 million for the nine months ended September 30, 2004. The increase was primarily due to our social-networking business, including a $2.2 million increase in network personnel and overhead-related costs allocated to billable services, a $1.9 million increase in customer support and billing-related costs as a result of an increase in the number of pay accounts and a $1.0 million increase in network depreciation allocated to billable services. These increases were significantly offset by a $4.1 million decrease in telecommunications costs. Telecommunications costs decreased as a result of a decrease in the average monthly usage per pay access account and a decrease in average hourly telecommunications costs. Our average hourly telecommunications costs decreased as a result of better port utilization, improvements made in allocating our telecommunications usage to our lower cost vendors and lower telecommunications prices. Telecommunications hours allocated to our pay access account base increased to approximately 95% of total telecommunications hours purchased during the nine months ended September 30, 2005, compared to approximately 93% during the nine months ended September 30, 2004.

Cost of billable services as a percentage of billable services revenues was 20.7% and 20.8%, respectively, in the quarter and nine months ended September 30, 2005, compared to 22.5% and 23.8% in the quarter and nine months ended September 30, 2004. The decrease resulted primarily from lower costs as a percentage of revenues associated with our pay social-networking and Web-hosting services relative to our pay access services, and lower costs as a percentage of revenues associated with our pay access services due primarily to a decrease in average hourly telecommunications costs and average hourly usage per pay access account.

Our cost of billable services as a percentage of billable services revenues is highly dependent on the pricing for our services, our average hourly telecommunications cost and usage, and our average customer billing and support costs per pay account. If we are not successful in continuing to increase the percentage of our pay access accounts subscribing to our accelerated services, or increasing the percentage of our pay account base subscribing to higher margin services including our Web-hosting and social-networking services, or if due to competitive or other factors we decrease the pricing for our access or other services or increase the use of promotions such as one or more free months of service, or if our new pay services are less profitable than our existing pay services, it is likely that our cost of billable services as a percentage of billable services revenues would be adversely impacted. In particular, we anticipate that our VoIP service will be less profitable than our existing pay services and have launched our pay VoIP services offering three months of free service which will negatively impact our cost of billable services as a percentage of revenues. While our average hourly telecommunications costs have decreased consistently for some time, we experienced slightly higher hourly telecommunications costs in the June 2005 quarter versus the March 2005 quarter due to less efficient port utilization associated with a decrease in total telecommunications hours utilized by our pay access account base. The decrease in total hours utilized was attributable to lower average monthly usage per pay access account and a decrease in pay access accounts. We may experience increased average hourly telecommunications costs in future periods, particularly if these trends continue or if we expand our service coverage to additional geographic areas where telecommunications costs are higher. Additionally, while the average hourly usage of our pay access accounts decreased in the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, we may experience increased average hourly usage in future periods when compared to the comparable period of the prior year, which would adversely impact this percentage.

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

Cost of free services increased by $1.3 million, or 78%, to $2.9 million for the quarter ended September 30, 2005, compared to $1.6 million for the quarter ended September 30, 2004. Cost of free services increased by $4.5 million, or 91%, to $9.4 million for the nine months ended September 30, 2005, compared to $4.9 million for the nine months ended September 30, 2004. The increase was due primarily to increased costs associated with our social-networking business since the acquisition. The increases include $1.1 million and $3.8 million increases in personnel and overhead-related costs for the quarter and nine months ended September 30, 2005, respectively, and $0.3 million and $1.4 million increases in depreciation for the quarter and nine months ended September 30, 2005, respectively. The increases were partially offset by $0.2 million and $0.6 million decreases in telecommunications costs for the quarter and nine months ended September 30, 2005, respectively. The decreases in telecommunications costs are a result of decreases in average hourly telecommunications costs, decreases in the number of active free access accounts and slight decreases in the average hourly usage of these accounts. The decreases in free active access accounts resulted from free accounts upgrading to our pay services, fewer new free account sign-ups and additional accounts becoming inactive. Telecommunications hours allocated to our free access accounts decreased to approximately 4% and 5% of total telecommunications hours purchased during the quarter and nine months ended September 30, 2005, respectively, compared to approximately 6% and 7% during the quarter and nine months ended September 30, 2004, respectively.

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

Sales and marketing expenses increased by $9.5 million, or 22%, to $52.8 million for the quarter ended September 30, 2005, compared to $43.3 million for the quarter ended September 30, 2004. Sales and marketing expenses increased by $29.4 million, or 22%, to $160.7 million for the nine months ended September 30, 2005, compared to $131.3 million for the nine months ended September 30, 2004. The increases are primarily due to increased expenditures for our social-networking service. Marketing, promotion and distribution costs increased by $4.4 million and $14.4 million, respectively, for the quarter and nine months ended September 30, 2005 primarily due to promotion of our non-access businesses, particularly our social-networking service, offset partially by a reduction in expenses related to promoting our access services. In addition, personnel-related expenses increased by $2.8 million and $7.7 million, respectively, for the quarter and nine months ended September 30, 2005 and telemarketing expenses related to customer acquisition, retention and up-sell activities increased by $1.6 million and $5.6 million, respectively, for the quarter and nine months ended September 30, 2005. Increases in prices to purchase advertising, combined with seasonal factors and more intense competition for pay accounts, may adversely impact the effectiveness of our marketing activities and our ability to grow our pay account base and revenues.

Our marketing expenditures and the allocation of our marketing resources among our various services may vary significantly from quarter to quarter depending on a number of factors including the effectiveness of our marketing activities, changes in the mix of our marketing activities, changes in the cost to purchase advertising, changes in the number of pay accounts, the introduction of new services, such as VoIP, and the impact of such activities on our results of operations. While we anticipate that sales and marketing expenses as a percentage of revenues will continue to be approximately 40%, we may choose to either significantly increase or decrease such expenses as a percentage of revenues in any particular quarterly period. We have decreased our sales and marketing expenses for our pay access services and may continue to decrease such expenses in future quarters. We have entered into a number of longer-term offline distribution relationships for our access services. We intend to continue to focus on increasing both our offline and online distribution channels in the near term, which could result in increased marketing expenditures as a result of fees paid to distribution partners. Our ability to increase or decrease our marketing expenditures from period to period may be more limited to the extent distribution partners constitute a significant portion of our marketing expenditures. There is, however, no assurance that we will be able to increase our distribution channels or that any future increase in marketing expenditures will be successful in growing or maintaining our pay account base. Decreases in marketing expenditures would likely adversely impact our ability to increase our pay account base.

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

Product development expenses increased by $3.0 million, or 43%, to $10.1 million for the quarter ended September 30, 2005, compared to $7.1 million for the quarter ended September 30, 2004. Product development expenses increased by $9.3 million, or 48%, to $28.8 million for the nine months ended September 30, 2005, compared to $19.5 million for the nine months ended September 30, 2004. The increases were primarily the result of increased personnel-related expenses for our social-networking and Web-hosting businesses, including $1.4 million and $5.6 million increases in compensation costs for the quarter and nine months ended September 30, 2005, respectively. Additionally, headcount and compensation costs increased for the quarter and nine months ended September 30, 2005 compared to the quarter and nine months ended September 30, 2004 as a result of increased personnel related to the development of new products during 2005, including our enhanced accelerator service and our VoIP service. The increases were also the result of $0.5 million and $1.5 million increases in depreciation for the quarter and nine months ended September 30, 2005, respectively; $0.3 million and $0.7 million increases in stock-based compensation for the quarter and nine months ended September 30, 2005 related to the issuance of restricted stock units beginning in the March 2005 quarter; $0.3 million and $0.5 million increases in license fees in the quarter and nine months ended September 30, 2005; and $0.3 million increases in professional and consulting fees in the quarter and nine months ended September 30, 2005. We anticipate that we will continue to increase our product development expenses, both in dollar terms and as a percentage of revenues for the remainder of 2005. Product development expenses were reduced by capitalized compensation costs of approximately $1.5 million and $3.8 million during the quarter and nine months ended September 30, 2005, respectively, compared to approximately $24,000 and $0.1 million for the quarter and nine months ended September 30, 2004. The majority of the capitalized compensation costs in the quarter and nine months ended September 30, 2005 related to the development of our VoIP telephony service and the new version of our NetZero accelerator service.

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

General and administrative expenses increased by $4.0 million, or 37%, to $14.8 million for the quarter ended September 30, 2005, compared to $10.8 million for the quarter ended September 30, 2004 primarily due to increases in expenses attributable to our social-networking business and a $1.6 million increase in stock-based compensation primarily related to restricted stock units issued beginning in

March 2005. We incurred a $1.4 million increase in personnel-related expenses as a result of higher compensation costs; a $1.3 million increase in overhead-related costs, including an increase of $0.5 million in depreciation; a $0.8 million increase in professional and consulting fees; and a $0.3 million increase in facilities costs as a result of increased rent for our corporate headquarters and new facilities related to our Web-hosting and social-networking businesses. These increases in the September 2005 quarter versus the September 2004 were partially offset by the incurrence of $1.6 million in lease termination fees and accelerated depreciation expenses in the September 2004 quarter in connection with the relocation of our corporate offices in August 2004.

General and administrative expenses increased by $13.4 million, or 47%, to $41.6 million for the nine months ended September 30, 2005, compared to $28.3 million for the nine months ended September 30, 2004. The increase was primarily due to increased expenses attributable to our social-networking business and a $3.7 million increase in stock-based compensation primarily related to restricted stock units issued beginning in March 2005. We incurred a $5.1 million increase in personnel-related expenses as a result of higher compensation costs; a $3.1 million increase in overhead-related costs, including an increase of $1.5 million in depreciation; a $2.3 million increase in professional and consulting fees; and a $1.8 million increase in facilities costs as a result of increased rent for our corporate headquarters and new facilities related to our Web-hosting and social-networking businesses. These increases were partially offset by the incurrence of $3.2 million in lease termination fees and accelerated depreciation expenses in the nine months ended September 30, 2004 in connection with the relocation of our corporate offices in August 2004.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of acquired pay accounts and free accounts, acquired trademarks and trade names, purchased technologies and other identifiable intangible assets. At September 30, 2005, we had approximately $64.2 million in net identifiable intangible assets resulting primarily from the acquisitions of Classmates, BlueLight Internet assets and the Web-hosting and PhotoSite businesses. At September 30, 2005, we had approximately $80.5 million in goodwill resulting from the acquisitions of Classmates and the Web-hosting and PhotoSite businesses. In accordance with the provisions set forth in SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount.

Amortization of intangible assets increased by $0.9 million, or 19%, to $5.3 million for the quarter ended September 30, 2005, compared to $4.4 million for the quarter ended September 30, 2004. Amortization of intangible assets increased by $4.1 million, or 32%, to $16.9 million for the nine months ended September 30, 2005, compared to $12.8 million for the nine months ended September 30, 2004. The increases are due to the amortization of identifiable intangible assets from our acquisitions of Classmates and the PhotoSite business, offset partially by a decrease in amortization of intangible assets from the Merger. We recorded a reduction in the remaining intangible assets from the Merger of approximately $11.2 million during the December 2004 quarter in connection with the release of the deferred tax valuation allowance. In addition, the increase in the nine months ended September 30, 2005 is related to the amortization of identifiable intangible assets from the acquisition of our Web-hosting business in April 2004. Certain of the acquired intangible assets are amortized on an accelerated basis to better match the expense to the expected cash flows from those assets.

Interest and Other Income, Net

Interest income consists of earnings on our cash, cash equivalents and short-term investments. Other income and expense, net consists of realized gains and losses recognized in connection with the sale of short-term investments. Interest and other income, net increased by $0.3 million, or 21%, to $1.7 million for the quarter ended September 30, 2005, compared to $1.4 million for the quarter ended September 30, 2004. Interest and other income, net increased by $0.4 million, or 11%, for the nine months ended September 30, 2005 to $4.7 million, compared to $4.2 million for the nine months ended September 30, 2004. Net realized gains on our short-term investments were not significant for the quarter and nine months ended September 30, 2005. Net realized gains on our short-term investments were approximately $25,000 and $0.1 million for the quarter and nine months ended September 30, 2004.

Interest Expense

Interest expense consists of interest expense on our term loan, capital leases and the amortization of premiums on certain of our short-term investments.

Interest expense increased by $1.1 million to $1.4 million for the quarter ended September 30, 2005, compared to $0.3 million for the quarter ended September 30, 2004. Interest expense increased by $3.8 million to $4.7 million for the nine months ended September 30, 2005, compared to $0.9 million for the nine months ended September 30, 2004. The increase is primarily the result of interest on the outstanding balance on the term loan, which was issued in December 2004.

Provision for Income Taxes

For the quarter and nine months ended September 30, 2005, we generated pre-tax income of $22.9 million and $64.4 million, respectively, and recorded a tax provision of $10.3 million and $29.7 million, respectively, resulting in a year-to-date effective tax rate of approximately 46.0%. For the quarter and nine months ended September 30, 2004, we generated pre-tax income of $21.6 million and $63.7 million, respectively, and recorded a tax provision of $9.0 million and $26.5 million, respectively, resulting in a year-to-date effective tax rate of approximately 41.5%. The increase in the effective tax rate is primarily due to the issuance of restricted stock units in March 2005, for which the related compensation deduction is limited under Section 162(m) of the Internal Revenue Code; foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization; and the re-measurement of certain deferred tax assets as a result of a change in New York State tax law that occurred during the June 2005 quarter. This re-measurement resulted in an increase to the tax provision for the nine months ended September 30, 2005 of approximately $1.0 million, or 1.6%.

Liquidity and Capital Resources

Our total cash, cash equivalent and short-term investment balances increased by approximately $8.2 million to $241.0 million at September 30, 2005 compared to $232.8 million at December 31, 2004. Our summary cash flows for the nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Nine Months Ended September 30,
	2005	2004
Net cash provided by operating activities	$114,276	$92,219
Net cash used for investing activities	(61,786)	(28,288)
Net cash used for financing activities	(75,252)	(67,058)

Net cash provided by operating activities increased by $22.1 million, or 24%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase is primarily the result of the following:

•       a $20.8 million net increase in working capital accounts due to increases in revenues and operating expenses and the timing of related cash receipts and payments, including a $12.1 million increase in income taxes payable; and

•       a $14.0 million increase in depreciation, amortization and stock-based compensation in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to increases in capital expenditures and the acquisitions of Classmates and the PhotoSite business, offset significantly by a decrease in amortization of intangible assets from the Merger.

These increases were partially offset by reductions in the utilization of net operating loss and tax credit carryforwards and income tax deductions resulting from the exercise of stock options by employees, which have reduced payments for income taxes. Our net operating loss and tax credit carryforwards available for use in 2005, when combined with exercises of employee stock options, have helped to reduce the level of cash paid for income taxes in 2005. However, we believe that cash paid for income taxes in 2005 will be approximately $11 million higher than the cash paid in 2004, with the majority occurring during the fourth quarter which will negatively impact net cash provided by operating activities. We have approximately $41 million of net operating loss carryforwards available in 2005, $17 million in 2006 and $13 million in 2007 through 2020.

Net cash used for investing activities increased by $33.5 million, or 118%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase is primarily the result of the following:

•       a $26.8 million increase in purchases of short-term investments, net of maturities in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004;

•       a $5.3 million increase in capital equipment purchases and capitalized software costs in connection with the development of new products and the ongoing operations of our business; and

•       a $4.6 million increase in purchases of rights, patents and trademarks, primarily related to the purchase of proprietary rights associated with the NetZero trademark for $6.0 million, $5.5 million of which was paid in the March 2005 quarter.

These increases were partially offset by a $3.3 million decrease in cash paid for acquisitions in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. We acquired certain assets related to the PhotoSite business in March 2005 for approximately $10.1 million in cash, $8.6 million of which was paid in the nine months ended September 30, 2005, and we acquired substantially all of the assets associated with the Web-hosting business of About, Inc. in April 2004 for approximately $11.9 million in cash.

In prior years, we have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we will need to make further significant investments in the future. Capital expenditures for the nine months ended September 30, 2005 were $16.5 million. We anticipate that our total capital expenditures for the remainder of 2005 will be in the range of $5.5 million to $8.5 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, including our VoIP telephony service, which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

Net cash used for financing activities increased by $8.2 million, or 12%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase is primarily the result of the following:

•       payments of $41.7 million on the term loan in the nine months ended September 30, 2005, including voluntary prepayments of $28.8 million in the nine months ended September 30, 2005, which will reduce future mandatory repayments on a pro rata basis;

•       payments of $25.3 million for dividends in the nine months ended September 30, 2005; and

•       a $59.5 million decrease in repurchases of common stock in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

In May, August and October of 2005, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The quarterly dividends were paid on May 31, 2005 and August 31, 2005 and totaled $12.6 million and $12.7 million, respectively. The next quarterly dividend is payable on November 30, 2005 to shareholders of record as of the close of business on November 11, 2005. While we intend to pay regular dividends for the foreseeable future, the declaration and payment of future dividends are discretionary and will be subject to determination by the Board of Directors each quarter following its review of our financial performance.

Within ninety days after each fiscal year end, we are required to make a payment on the term loan equal to one half of our excess cash flow as defined in the term loan agreement. Excess cash flow is equal to our cash flows from operating activities for the prior year reduced by certain items, including capital expenditures, term loan repayments, cash paid for acquisitions and dividend payments. This payment is in addition to the mandatory quarterly repayment.

Under the term loan agreement, repurchases of common stock and the payment of cash dividends are limited, in the aggregate, to $110.1 million at September 30, 2005, subject to further annual limitations. Assuming we do not repurchase any additional common stock, these limitations would restrict our ability to pay the full quarterly cash dividend of $0.20 per share by the second half of 2007 without amending the term loan agreement or repaying the then remaining balance. Additionally, in order to pay dividends, no default or event of default shall have occurred and be continuing under the term loan agreement. Noncompliance with the financial covenants set forth in the agreement constitutes an event of default under the agreement.

Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the near term. We intend to use our existing cash balances and future cash generated from operations to fund dividend payments; develop and acquire complementary services, businesses or technologies; to repurchase shares of our common stock if we believe market conditions to be favorable; to make payments on our term loan; and to fund future capital expenditures. We currently anticipate that our future cash flows from operations and existing cash, cash equivalent and short-term investment balances will be sufficient to fund our operations over the next year, and in the near term we do not anticipate the need for additional financing to fund our operations. However, we may raise additional debt or equity capital for a variety of reasons including, without limitation, developing new or enhancing existing services or products, repurchasing our common stock, acquiring complementary services, businesses or technologies, refinancing our term loan or funding significant capital expenditures. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, it might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, financial position, results of operations and cash flows, and could impair our ability to pay dividends. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-

current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

Financial Commitments

Our financial commitments are as follows at September 30, 2005 (in thousands):

		Oct-Dec	Year Ending December 31,
Contractual Obligations	Total	2005	2006	2007	2008	2009	2010	Thereafter
Term loan(1)	$58,333	$4,125	$16,498	$16,498	$21,212	$—	$—	$—
Capital leases(2)	832	100	399	333	—	—	—	—
Operating leases	47,043	1,659	6,724	6,898	6,904	5,820	4,238	14,800
Telecommunications purchases	22,259	3,182	10,585	8,492	—	—	—	—
Media purchases	7,372	7,372	—	—	—	—	—	—
Total	$135,839	$16,438	$34,206	$32,221	$28,116	$5,820	$4,238	$14,800

(1)          Our variable-rate term loan accrues interest at rates generally equal to the London inter-bank offered rate (LIBOR) for dollar deposits plus a margin of 3.0%. The table reflects only principal amounts. See Note 3 to the condensed consolidated financial statements.

(2)          Includes $43,000 of imputed interest.

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

Inflation

Inflation did not have a material impact during the quarter and nine months ended September 30, 2005 and 2004, and we do not currently anticipate that inflation will have a material impact on our results of operations going forward.

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

Internet Access Competition

Competition in the Internet access market is intense. We compete with established online service and content providers such as AOL, AOL’s Netscape subsidiary and MSN; independent national ISPs such as EarthLink and its PeoplePC subsidiary; companies combining their resources to offer Internet access in conjunction with other services such as Yahoo! and SBC Internet Services, Yahoo! and Verizon, and AOL and Walmart.com; national communications companies and local exchange carriers such as AT&T WorldNet, Qwest Communications International, Inc. and Verizon; cable companies such as Comcast Corporation, Cox Communications, Inc., Charter Communications, Inc. and Adelphia Communications Corporation; local telephone companies; and regional and local commercial ISPs.

The number of U.S. households using broadband has grown significantly over the last few years and is expected to continue to grow. Broadband access, which includes cable, digital subscriber lines (“DSL”), satellite and wireless, generally offers users faster connection and download speeds than dial-up access for monthly fees currently ranging from approximately $15 to $55 per month, although offers for promotional periods have been as low as $10 per month. Pricing for broadband services, particularly for introductory promotional periods, services bundled with cable and telephone services, and services with slower speeds, has been declining and the pricing gap between broadband and dial-up access services has been narrowing with, in some cases, premium dial-up access services priced higher than certain broadband services. For example, both SBC Yahoo! and Verizon Yahoo! offer or have recently offered DSL at $14.95 per month to customers who agree to a one-year commitment. As a result of broadband adoption, the total number of dial-up accounts in the U.S. has declined and industry analysts predict that it will continue to decline. The decline in the size of the dial-up market has accelerated and will likely continue to accelerate as broadband services become more widely available at lower prices and consumer adoption of broadband applications, such as online video, telephony and music downloads, which depend upon connections that provide significant bandwidth, increases. We currently offer a broadband service in Nashville and Indianapolis through Comcast Corporation’s cable systems. The service, however, is not value priced and we have had a minimal number of subscribers sign up for it. While we review the possibility of offering broadband services from time to time, we currently do not plan to offer broadband services on a significant scale, which has adversely impacted, and will continue to adversely impact, our ability to compete for new subscribers and to retain existing subscribers.

Our success historically has been based on offering dial-up Internet access services at prices below the standard monthly pricing of the premium dial-up services of most of our major competitors. Competition from broadband providers and value-priced providers such as United Online has resulted in significant declines in the number of subscribers to premium priced dial-up services over the last few years. In response to this competition, many competitors have engaged, and are likely to continue to engage, in more aggressive pricing of their dial-up services under their premium-priced brands to obtain and retain users, such as offering discounted pricing or extended periods of free service such as six months free. AOL has previously tested decreased price points on their dial-up service and may continue to do so in the future. Additionally, AOL, through its Netscape subsidiary, EarthLink, through its PeoplePC subsidiary, and a number of small providers now offer value-priced services at prices similar to our prices and which are, in some cases, priced below the prices of our services. Partially in response to this competition, we have become more aggressive in offering discounted services and one or more free months of services in order to obtain and retain pay access accounts. Despite these measures, our pay access base has declined and the rate of decline has been increasing. We experienced a net decline of approximately 98,000 pay access accounts in the September 2005 quarter. We expect that we will continue to experience declines in our pay access account base in some, if not all, future periods, and the rate of decline may continue to accelerate. We believe increased competition, including pricing competition, has adversely impacted our ability to obtain new pay access accounts and to retain our existing accounts, will adversely impact our ability to maintain or grow our pay access account base in the future and may make it more difficult to maintain the current pricing of our services.

Price competition is particularly relevant to our ability to maintain or grow our accelerator subscription base. A significant portion of our growth in revenues and profitability since early 2003 has been attributable to new subscribers to our accelerator services. When we began offering this service in early 2003, many of our competitors either did not offer a similar service or charged substantially more than we charge for a similar service. Since that time, most of our competitors have started offering a similar service, and several competitors have either decreased their price for these services or have bundled these services into their premium services with no additional fee. Many competitors now market these services as a feature of their value-priced services at no additional cost and these services are now offered, in certain cases, at a price point similar to or lower than our standard price. In particular, Netscape has previously marketed their accelerator service as part of their standard $9.95 offering and currently markets this service at a $9.95 price point with a 12 month commitment. PeoplePC has offered their accelerator service combined with their standard value-priced offering at $5.47 per month for an introductory period of three months. In addition, price competition for broadband services has been growing and several providers, such as SBC Yahoo! and Verizon Yahoo!, have offered bundled broadband services at promotional prices similar to the prices of our accelerated access services. We cannot assure you that broadband providers will not continue to offer promotional pricing for broadband services similar to or lower than the price of our accelerated access services. Increased competition for subscribers to accelerated access services and broadband services could adversely impact our ability to grow or maintain our accelerator subscription base, or could cause us to lower or eliminate our pricing for these services, which would adversely impact our revenues and profits. For example, we recently began offering our NetZero accelerator service at a $9.95 price point with a 12 month commitment. The growth in the number of subscriptions to our accelerated access services has been decreasing and we may experience a decrease in the number of subscriptions to these services. We cannot assure you that we will be able to continue to maintain or grow our accelerator subscription base at current price levels, or at all.

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

Competition in the Telephony Market

We recently launched our new consumer VoIP telephony services. The market for consumer telephone services is extremely competitive and competitors include established local and long distance telephone companies, cellular companies and providers of VoIP services. VoIP services are a new and emerging application and it is uncertain whether VoIP services will receive wide-spread consumer adoption. Competitors for our VoIP services include established telecommunications and cable companies, certain of our current competitors for Internet access services including AOL, MSN and EarthLink, leading Internet companies including Yahoo!, Google and Ebay through its recently acquired Skype subsidiary, and a number of new companies that offer VoIP-based services as their primary business such as Vonage. Most of our major competitors in the VoIP market have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. We cannot assure you that our VoIP services will achieve significant consumer adoption or, even if such services do achieve consumer adoption, that our VoIP services will generate growth in pay accounts, subscriptions or revenues.

Competition in Additional Service Markets

One element of our strategy is to offer a variety of non-access subscription services. In addition to social-networking and VoIP services, we currently offer Web-hosting and domain registration services, standalone premium email services, a broadband accelerator product, a prepackaged premium content offering, and digital photo sharing services. While these services do not generate a significant portion of our revenues, we are actively investing resources in certain of these services. Competition for users of premium email services is intense. The companies we compete with for Internet access subscribers also compete with us for subscribers to email services. In addition, a number of companies, including Yahoo!, MSN, AOL and Google, offer premium email services, in certain cases, for free. The market for premium email services is evolving at a rapid pace and we cannot assure you that our offerings will be competitive or commercially viable. While the personal Web-hosting business is fragmented, a number of significant companies, including Yahoo!, currently compete actively for these users. In addition, the personal Web-hosting industry is very application specific, with many of the competitors focusing on specific applications, such as photo sharing, to generate additional users. We have not expended significant resources to marketing our digital photo sharing services, although we intend to allocate substantial resources to improving and promoting these services going forward. Digital photo sharing is an extremely competitive market and there is no assurance our services will be able to compete effectively. We cannot assure you that any of these subscription services will be competitive or will generate growth in pay accounts.

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

Competition for Advertising Customers

We are dependent upon advertising revenues for a significant portion of our revenues and profits. We compete for advertising revenues with major ISPs, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking Web sites, and various other companies that facilitate Internet advertising. Many of our competitors have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical and sales and marketing resources than we do. This may allow them to devote greater resources to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. We also compete with television, radio, cable and print media for a share of advertisers’ total advertising budgets. In certain instances, we generate advertising revenues from companies who are also our competitors. In particular, we generate significant advertising revenues from Overture. Overture is a subsidiary of Yahoo! and we compete directly with Yahoo! for Internet access, email, Web-hosting and online photo-sharing subscribers and indirectly for subscribers to our social-networking services. To the extent competitors who are also sources of significant advertising revenue cease to do business with us, our revenues and profits could suffer.

We may be unable to grow our revenues.

Our ability to grow our revenues is primarily dependent upon our ability to increase our number of pay subscriptions, our number of pay accounts and our average monthly revenue per pay account (“ARPU”). Increasing our pay subscriptions involves three components: converting free accounts to pay subscriptions, cross-marketing additional subscriptions to pay accounts, and gaining pay accounts from new subscribers who have not previously used our services. The number of free accounts for certain of our services has been decreasing and may continue to decrease in the future. The number of free accounts converting to pay accounts has, from time to time, decreased and may decrease in the future, and we may not be successful in converting free accounts to pay accounts, particularly if our number of free accounts declines or if consumers do not perceive adequate value in our pay services. We have recently experienced an increasing rate of decline in our pay access accounts and currently anticipate that our pay access accounts will continue to decline in the future and that the rate of decline may accelerate. The growth in new subscriptions to our accelerated access services has also been declining and the number of subscriptions to these services may decline in the future. We intend to devote resources to marketing our VoIP services which will result in decreased marketing resources for our other services. This is likely to result in decreased new pay accounts for these other services, and if we are not successful in acquiring pay VoIP accounts, our pay account base may be adversely impacted. Our VoIP services involve a free component and the business model for our VoIP services is predicated upon users upgrading to our pay VoIP services. There can be no assurance that, even if we are successful in achieving a significant number of free VoIP accounts, that free VoIP accounts will upgrade to pay VoIP accounts. We do not know if we will be able to maintain or grow the number of pay subscriptions to any of our services, and subscriptions to some or all of our services may decrease in future periods.

Our ability to grow or maintain our number of pay accounts and subscriptions may also be dependent on our success in commercializing new services that we either acquire or develop. To the extent we are unable to successfully market our existing services to new users, successfully cross-market additional subscriptions to existing users or successfully acquire or develop and commercialize new services, our pay accounts and subscriptions could decline. Even if we are successful in growing our pay accounts and subscriptions, our revenues may decrease if our ARPU decreases.

Our ARPU has declined in recent periods primarily as a result of changes in the mix of pay accounts to a larger percentage of lower priced services, particularly as a result of the acquisition of Classmates and the introduction of premium email services, and increased use of promotional pricing and discounted plans for our access services. Changes in ARPU in the future will be dependent on a variety of factors including changes in the mix of pay subscriptions and their related pricing plans; the use of promotions, such as one or more free months of service, and discounted pricing plans to obtain or retain subscribers; increases or decreases in the price of our services; the number of services subscribed to by each pay account; pricing and success of new pay services and the penetration of these types of services as a percentage of total pay accounts; and the timing of pay accounts being added or removed during a period. Our pay access accounts, particularly those purchasing our accelerator services, generate higher ARPU than our other services, and our inability to grow these services, the use of promotions and discounted plans with respect to these services, or decreases in the pricing for these services including our current $9.95 promotion with a 12 month commitment, will adversely impact our ARPU. We anticipate that our ARPU will continue to decrease, at least in the near term. If we are not successful in growing our pay accounts and subscriptions or maintaining or growing our ARPU, our revenues could decrease. A decrease in our revenues could adversely impact our profitability.

Our business is subject to fluctuations.

Our results of operations and changes in the number and mix of pay accounts from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. A number of factors that may impact us are discussed in greater detail in this Form 10-Q, and these factors may affect us from period to period and may affect our long-term performance. As a result, you should not rely on period-to-period comparisons as an indication of future or long-term performance. In addition, these factors create difficulties with respect to our ability to forecast our financial performance and account metrics accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and account metrics. We cannot assure you that we will achieve the expectations or financial projections made by our management or by the financial analysts. In the event we do not achieve such expectations or projections, the price of our common stock could be adversely affected.

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

The success of our business model is predicated upon maintaining a marketing budget that is sufficient to grow our revenues while continuing to increase profitability. Our marketing activities may not be effective in maintaining or increasing brand awareness or the size of our pay accounts base. We will be required to incur significant marketing expenses to maintain our brands and we may not be successful in increasing pay accounts, subscriptions or revenues. This could result in increased costs without a commensurate increase in revenues, which could adversely affect our profitability. We have increased the number of brands under which our services are marketed and increased the number of services we offer. We may not have adequate resources to maintain all of our brands or promote all of our services. Our VoIP services, in particular, may require significant marketing resources and there can be no assurance that we will allocate the necessary resources to market successfully these services, or that, even if we do allocate significant marketing resources to these services, that our marketing activities will be successful. Capital limitations or other factors could cause us to decrease our marketing budget, which would adversely impact our ability to maintain our brands and grow our revenues. We cannot assure you that our marketing activities will be successful.

We obtain a significant number of new pay access accounts through our offline distribution channels, primarily Best Buy. If the number of new pay accounts acquired through Best Buy were to decrease, such decrease could negatively impact the number of pay accounts and our revenues and profitability could be negatively impacted.

If we are unable to retain users, our business and financial results will suffer.

Historically, we have lost an average of four to five percent of our pay accounts each month, which we refer to as churn. Our churn percentage is calculated based on the average number of pay accounts for a period. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. We do not include in our churn calculation those accounts cancelled during the first thirty days of service unless the accounts have upgraded from free accounts, although a number of such accounts will be included in our account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not considered to have cancelled a pay account and, as such, our overall churn rate is not necessarily indicative of the percentage of subscribers canceling any particular service. We have experienced, and will likely continue to experience, a higher percentage of subscribers canceling our accelerated access and Classmates services than is indicated by our churn rate, and the percentage of subscribers canceling Classmates’ service has fluctuated significantly from quarter to quarter due to seasonality and the timing of termination of multi-month programs. During the September 2005 quarter, we experienced increased churn in our access base as a whole, and this trend may continue. As a result, it is likely that our overall churn, which was 5% in the September 2005 quarter, may be higher in future periods and will fluctuate from period to period. If we continue to experience a high percentage of subscribers canceling our Classmates and accelerator services, it will make it more difficult to grow or retain the number of subscribers to those services and the size of our overall pay accounts base. If we experience an increased percentage of cancellations, or if we are unable to attract new pay accounts in numbers sufficient to increase our overall pay accounts, our revenues and profitability may be adversely affected.

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

We may not be able to compete effectively if we are not able to adapt to changes in technology and industry standards or develop or acquire and successfully commercialize new and enhanced services. New services may be dependent on our obtaining needed technology or services from third parties, which we may not be able to obtain in a timely manner, upon terms acceptable to us, or at all. Our ability to compete successfully will also depend upon the continued compatibility of our services with products offered by various vendors, which we may not be able to achieve.

We have expended, and may in the future expend, significant resources enhancing our existing services, such as our enhanced accelerator service, and developing, acquiring and implementing new services, such as our recently launched VoIP services. Product development involves a number of uncertainties, including unanticipated delays and expenses. New or enhanced services, such as our VoIP services and our enhanced accelerator service, may have technological problems or may not be accepted by our consumers or advertisers. We cannot assure you that we will be successful in developing, acquiring or implementing new or enhanced services, or that new or enhanced services will be commercially successful.

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

Advertising and commerce revenues are an important component of our revenues and profitability. Our revenues from advertising have in the past fluctuated, and may in the future fluctuate, due to a variety of factors including, without limitation, changes in the online advertising market, decreases in capital available to Internet and other companies, changes in our advertising inventory, changes in usage and the effect of key advertising relationships. Although we experienced an increase in advertising revenues in the September 2005 quarter from the immediately preceding quarter, we have experienced declines in advertising revenues in certain prior periods. The majority of our advertising revenues are derived from our access services and decreases in our access account base would likely result in decreased inventory and, potentially, decreased advertising revenues. As discussed above, competition for advertising dollars is intense and our advertising revenues may decline in future periods.

A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. In the past, we have experienced a number of situations where significant advertising arrangements were terminated early, were not renewed, were renewed at significantly lower rates or were renegotiated during the term of the arrangement. We derived approximately 25% of our advertising and commerce revenues during the September 2005 quarter from Internet search fees provided through our agreement with Overture. Our agreement with Overture expires in March 2007. The competition among search services is increasing. If there were a significant decrease in search fees from our agreement with Overture due to users using competitive services or other factors, such decrease would adversely impact our results of operations. Our business, financial position, results of operations and cash flows may be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

If our access accounts usage increases or our telecommunications costs increase, our business may suffer.

Other than sales and marketing, our telecommunications costs are our largest expense. If the average monthly usage of our access users increases, or if our average hourly telecommunications cost increases, our profitability may be adversely impacted.

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

Our business and financial results depend, in part, on the availability and quality of our customer support services. We outsource a majority of the live technical and billing support functions to ClientLogic Corporation. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that ClientLogic becomes unable or unwilling to offer these services to us. At times, users seeking live customer support have experienced lengthy waiting periods to reach support personnel who are trained to provide the technical or billing support they require. ClientLogic has also experienced outages and other issues in the past which resulted in inadequate service quality and support which adversely impacted our business.  Maintaining desired customer support levels may require significantly more support personnel than are currently available to us, or significantly greater expense than we choose to incur. If ClientLogic does not provide us with quality services, or if our relationship with ClientLogic terminates and we are unable to transition such services in-house or to a replacement vendor in an orderly, cost-effective and timely manner, our reputation, business and results of operations would suffer. In addition, we prepay significant amounts in advance to ClientLogic under our agreement with them, and any failure by them to perform the services for which we have prepaid would negatively impact our financial position.

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

•                    loss of data or revenue;

•                    injury to reputation; and

•                    diversion of development resources.

We have experienced technical and customer support issues associated with our services and software releases. These issues have resulted in users discontinuing their service and have adversely impacted our revenues. A number of our material technologies and systems are based on different platforms. To the extent we attempt to integrate these technologies and systems, we may experience a number of difficulties, errors, failures and unanticipated costs. In addition, our business relies on third-party software including, without limitation, software licensed from Oracle for our internal operations, software licensed from Portal and Remedy for billing and customer support, software licensed from SlipStream Data Inc. for our accelerated services, and software licensed from certain third parties for our VoIP services. Any significant failure of this software could materially and adversely affect our business, financial position, results of operations and cash flows. Our services also rely on their compatibility with other third-party systems, particularly operating systems. Incompatibility with future changes to third-party software upon which our systems rely could materially affect our ability to deliver our services. We cannot assure you that we will not experience significant technical problems with our services in the future.

Our recently launched VoIP services are dependent upon internally developed software, licensed software and third party telecommunications services, all of which are relatively new. Our VoIP services have not yet been operated on a significant scale. There will be bugs and other issues associated with these services. If we experience any material difficulties operating these services on a significant scale, or if the bugs or other issues we encounter with these services are material, our ability to obtain and maintain users will be adversely impacted.

A security breach or inappropriate use of our network or services could expose us to claims.

The success of our business depends on the security of our networks and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, providers of customer support services and other vendors. Unauthorized or inappropriate access to, or use of, our networks, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our users and of third parties. Third parties have in the past used our networks, services and brand names to perpetrate crimes, such as identity theft or credit card theft, and may do so in the future. Users or third parties may assert claims of liability against us as a result of any failure by us to prevent security breaches, unauthorized disclosure of user information or other such activities. Although we use security measures that we believe to be industry standard, we cannot assure you that the measures we take will be successfully implemented or will be effective in preventing these types of activities. We also cannot assure you that the security measures of our third-party network providers, providers of customer and billing support services or other vendors will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation and may interfere with our ability to provide our services, all of which could adversely impact our business.

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

We are currently, and have been in the past, party to various legal actions in the ordinary course of our business. These actions include, without limitation, claims that we infringe third party patents, claims and investigations by governmental agencies and private parties in connection with consumer protection laws, claims in connection with employment practices, securities laws claims, breach of contract claims and other business related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims including, without limitation, claims for defamation, negligence, trademark infringement, copyright infringement, and privacy matters.

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

We may not realize the benefits associated with our intangible assets and may be required to record a significant charge to earnings if we are required to impair our goodwill or identifiable intangible assets.

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

Our VoIP services and our digital photo sharing services are relatively new and have not generated significant revenues. We have capitalized certain proprietary rights related to our VoIP services as well as certain costs incurred by us in connection with the development of our VoIP services. We have also capitalized goodwill and intangible assets in connection with the acquisition of certain assets related to PhotoSite in March 2005. If these services are not commercially successful, we would likely be required to impair these assets which would negatively impact our financial condition and results of operations.

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

Government regulation or taxation of the provision of Internet access, VoIP services and other services could decrease our revenues and increase our costs.

Changes in the regulatory environment regarding the Internet could decrease our revenues and increase our costs. Currently, ISPs are considered “information service” providers rather than “telecommunications” providers, and regulations that apply to telephone companies and other telecommunications common carriers currently do not apply to our Internet access services. However, our Internet access services could become subject to Federal Communications Commission and state regulation as Internet access services and telecommunications services converge. If the regulatory status of ISPs changes, our business may be adversely affected.

In general, VoIP services are deemed interstate services subject to regulation by the FCC. The FCC made this determination concerning a VoIP service offering by a particular provider of VoIP services. This order was specific to the particular company that provides a different service than we offer, and our offering of VoIP services may or may not be found to be an interstate offering. Further, the FCC’s order finding that a particular type of VoIP service is interstate has been appealed. We cannot predict what the outcome of the appeal will be nor can we predict what impact, if any, it may have on our business. The FCC is also conducting a rulemaking proceeding to consider whether to classify VoIP services as information or telecommunications services under federal law. Based on the conclusions reached in that rulemaking, additional regulatory requirements, fees and surcharges may apply to our VoIP services.

On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning the provision of emergency services by VoIP providers. While the FCC’s VoIP enhanced emergency service order does not currently apply to our VoIP services, the FCC’s rulemaking is considering whether to extend the VoIP E-911 Order to VoIP services like ours. Should this occur, we would incur additional expenses and could be restricted from offering our service and accepting new customers in markets where we have not deployed an E-911 solution that conforms to the requirements of the VoIP E-911 Order. We have not deployed an E-911 solution and do not expect to have an E-911 solution available in the near term, if at all.

The Communications Assistance for Law Enforcement Act, or CALEA, mandates that providers of communications services assist law enforcement agencies in conducting lawfully authorized electronic surveillance. On September 23, 2005, the FCC released an order concluding that CALEA applies to certain VoIP providers. Currently, that order does not apply to VoIP services like those we provide. However, the FCC is considering whether to expand the scope of the order to include VoIP providers like us. We cannot predict what the FCC will conclude in that proceeding or what effect, if any, it may have on our business.

Although these federal regulations applicable to certain VoIP services do not currently apply to our VoIP services, our VoIP services may subsequently become subject to these regulations as well as other state or federal regulations as a result of changes we make to these services, changes made to the regulations or the interpretation of them, or the adoption of new laws and regulations applicable to our VoIP services. Moreover, if we offer new services that are subject to different and additional governmental regulation, we may have to comply with additional laws and regulations that currently are not applicable to us. If the regulatory status of our VoIP service offerings changes or if we offer new services that subject us to new laws and regulations, our business may be adversely affected.

The Internet Tax Freedom Act, which placed a moratorium on new state and local taxes on Internet commerce, has been extended through November 2007. However, future laws imposing taxes or other regulations on the provision of goods and services over the Internet could make it substantially more expensive to operate our business. In addition, the FCC is in the process of determining whether certain federal taxes and other regulatory charges, such as Universal Service Funding, should apply to VoIP service providers. The FCC’s state preemption order also did not preclude states from attempting to tax

VoIP service providers. Accordingly, future action could be taken to impose various federal, state and local taxes on our VoIP services.

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

Consumer protection laws and enforcement actions regarding advertising and user privacy, especially relating to children, are becoming more prevalent. The FTC has conducted investigations into the privacy practices of companies that collect information about individuals on the Internet. The FTC has also investigated us and other ISPs in connection with marketing, billing, customer retention, cancellation and disclosure practices. Juno and the FTC entered into a consent agreement, which was approved by the FTC on June 29, 2001, that provides for redress payments and specific disclosures or notices regarding, among other things, the cost of its Internet access services, its cancellation terms and local versus long-distance charges, as well as the requirement to provide adequate customer support to process cancellations. We received an inquiry regarding our compliance with the consent agreement on October 14, 2005.

Various state agencies as well as individuals have also asserted claims against, or instituted inquiries into, ISPs, including Juno and NetZero, in connection with marketing, billing, customer retention, cancellation and disclosure practices. We cannot assure you that our services and business practices, or changes to our services and business practices, will not subject us to claims and liability by private parties, the FTC or other governmental agencies.

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

We maintain a short-term investment portfolio consisting of U.S. commercial paper, U.S. Government or U.S. Government Agency obligations, municipal obligations, auction rate securities and money market funds. Our primary objective is the preservation of principal and liquidity while maximizing yield. The minimum long-term rating is A, and if a long-term rating is not available, we require a short-term credit rating of A1 and P1. The value of these investments may fluctuate with changes in interest rates. However, we believe this risk is immaterial due to the short-term nature of the investments.

We are exposed to interest rate risk on the outstanding balance of our term loan. In January 2005, we converted the outstanding base rate loan into Eurodollar loans with staggered interest periods including three months and up to six months. In July 2005, we converted the only outstanding Eurodollar loan into three Eurodollar loans with staggered interest periods including three months and up to six months. In October 2005, we elected to continue our three month Eurodollar loan. Interest accrues at rates generally equal to the London inter-bank offered rate (LIBOR) for dollar deposits plus a margin of 3.0%. We purchased an interest-rate cap to reduce the variability in the amount of expected future cash interest payments that are attributable to LIBOR-based market interest rates. The cap provides protection through January 31, 2007 from an increase in three month LIBOR over 3.5% on $25 million of our outstanding term loan balance.

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

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero’s initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. In a court order dated February 15, 2005, the District Court granted preliminary approval of the issuer defendants’ proposed settlement. On June 30, 2005, the United States Court of Appeals for the Second Circuit granted the underwriter defendants’ petition for permission to appeal the District Court’s order granting plaintiffs’ motion for class certification. A hearing on the settlement is scheduled for April 24, 2006.

On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba “Freewwweb” (the “Debtor”), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno’s conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement, which provided for the payment by Juno of $5.5 million in final settlement of all claims against Juno, and we have reserved $5.5 million in connection with this proceeding. On September 11, 2003, the court issued an order approving the Stipulation of Settlement. On September 12, 2005, the Second Circuit Court of Appeals vacated the judgment of the bankruptcy court and remanded the case to the bankruptcy court. Discovery in the adversary proceeding in the bankruptcy court has commenced. No trial date has been set.

On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff’s patent which purports to cover user access to a computer network. On October 28, 2005, the court issued an order granting defendants’ motions for summary judgment of non-infringement of the patent.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. On April 29, 2005, the Board of Directors extended the program through December 31, 2006. At September 30, 2005, we had repurchased $139.2 million of our common stock under the program.

Under the term loan agreement, repurchases of common stock and the payment of cash dividends are limited, in aggregate, to $110.1 million at September 30, 2005, subject to further annual limitations. As a result of these limitations, we may be unable to repurchase the remaining $60.8 million available under the program if we maintain a quarterly cash dividend of $0.20 per share and do not repay or amend the terms of the term loan agreement. Additionally, in order to repurchase any common stock, no default or event of default shall have occurred and be continuing under the term loan agreement. Noncompliance with the financial covenants set forth in the agreement constitutes an event of default under the agreement.

Share repurchases executed under the common stock repurchase program at September 30, 2005 were as follows (in thousands, except per share amounts):

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

			8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2005 Management Bonus Plan		8-K	000-33367	3/30/2005
10.11	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-KT	000-33367	2/5/2004
10.12	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.13	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004

10.14	Employment Agreement between the Registrant and Matt Wisk		10-Q	000-33367	8/8/2005
10.15	Employment Agreement between the Registrant and Ted Cahall		10-Q	000-33367	8/8/2005
10.16	Employment Agreement between the Registrant and Jon Fetveit		10-Q	000-33367	8/8/2005
10.17	Employment Agreement between the Registrant and Gerald Popek		10-Q	000-33367	8/8/2005
10.18	Employment Agreement between the Registrant and Robert Taragan		10-Q	000-33367	8/8/2005
10.19	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.20

Credit Agreement, dated as of December 3, 2004, among United Online, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank Securities Inc., as Lead Arranger (the “Credit Agreement”)

			8-K	000-33367	12/3/2004
10.21	First Amendment to Credit Agreement, dated as of December 13, 2004		8-K	000-33367	12/14/2004
10.22	Second Amendment to Credit Agreement, dated as of March 11, 2005		10-K	000-33367	3/16/2005
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/9/2005
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/9/2005
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/9/2005
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/9/2005

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2005.

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

			8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2005 Management Bonus Plan		8-K	000-33367	3/30/2005
10.11	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-KT	000-33367	2/5/2004
10.12	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed
10.13	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004
10.14	Employment Agreement between the Registrant and Matt Wisk		10-Q	000-33367	8/8/2005
10.15	Employment Agreement between the Registrant and Ted Cahall		10-Q	000-33367	8/8/2005
10.16	Employment Agreement between the Registrant and Jon Fetveit		10-Q	000-33367	8/8/2005
10.17	Employment Agreement between the Registrant and Gerald Popek		10-Q	000-33367	8/8/2005
10.18	Employment Agreement between the Registrant and Robert Taragan		10-Q	000-33367	8/8/2005
10.19	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.20

Credit Agreement, dated as of December 3, 2004, among United Online, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank Securities Inc., as Lead Arranger (the “Credit Agreement”)

			8-K	000-33367	12/3/2004
10.21	First Amendment to Credit Agreement, dated as of December 13, 2004		8-K	000-33367	12/14/2004
10.22	Second Amendment to Credit Agreement, dated as of March 11, 2005		10-K	000-33367	3/16/2005
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/9/2005
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/9/2005
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/9/2005
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/9/2005