Form 10-K
period 2005-12-31
UNITED ONLINE INC
filed 2006-03-06
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-33367

UNITED ONLINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0575839
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
21301 Burbank Boulevard
Woodland Hills, California	91367
(Address of principal executive office)	(Zip Code)

(818) 287-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act). Yes ☐ No ☒

At June 30, 2005, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the last reported sales price of the registrant’s common stock on such date reported by the Nasdaq National Market, was $652,096,978 (calculated by excluding shares beneficially owned by directors and officers).

At February 28, 2006, there were a total of 63,390,060 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year.

UNITED ONLINE, INC.
INDEX TO FORM 10-K
For the Year Ended December 31, 2005

In this document, “United Online,” the “Company,” “we,” “us” and “our” refer to United Online, Inc. and its wholly-owned subsidiaries.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the markets in which we compete, our pay accounts and subscriptions, our product and service offerings, the advertising market, operating expenses, operating efficiencies, revenues, capital requirement, tax payments and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Annual Report on Form 10-K and our other filings with the SEC set forth some of the important risk factors that may affect our business, financial position, results of operations and cash flows. Statements indicating factors that we believe may impact our results are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

PART I

ITEM 1.                BUSINESS

OVERVIEW

We are a leading provider of consumer Internet subscription services through a number of brands, including NetZero, Juno and Classmates Online. Our subscription services include dial-up Internet access, social-networking, Voice-over-Internet Protocol (VoIP) telephony, personal Web-hosting, premium email, Internet security and online digital photo-sharing, among others. We also offer advertising-supported versions of many of our services at no charge to consumers. On a combined basis, our Web properties attract a significant number of Internet users each month. Advertisers can reach this audience through the United Online Media Group, which offers marketers a broad array of Internet advertising products as well as online market research and measurement services.

At December 31, 2005, we had approximately 5.0 million pay accounts representing approximately 6.4 million total subscriptions, and approximately 17.6 million active accounts. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our pay services. “Active” accounts include total pay accounts as well as free users who have logged onto our access, VoIP, social-networking or email services during the preceding 31 days. Active accounts also include those free hosted Web sites that have received at least one visit during the preceding 90 days and the number of free photo-sharing users that logged on to the service at least once within the preceding 90 days.

United Online is a Delaware corporation that commenced operations in 2001 following the merger of Internet access providers NetZero, Inc. and Juno Online Services, Inc. (the “Merger”). We completed the acquisition of Classmates Online, Inc. (“Classmates”), a leading provider of social-networking services, in November 2004 and in November 2005, we launched our VoIP telephony service. Our corporate headquarters are located in Woodland Hills, California.

Consumer Brands and Services

We offer a variety of consumer Internet services, both free of charge and subscription-based, under a number of brands, which include the following:

Internet Access:   NetZero, Juno and BlueLight;

Social Networking:   Classmates, StayFriends and Klasstraffen;

VoIP:   NetZero Voice and NetZero FreeVoice;

Web Hosting:   FreeServers, 50megs, Bizhosting and Global Servers;

Email:   NetZero MegaMail, Juno MegaMail and emailMyName;

Online Photos:   PhotoSite; and

Other Services:   NetZero Family Pack, Juno Family Pack and Norton Internet Security.

Internet Access

Our basic pay access services include Internet access and an email account and are offered through various pricing plans, generally $9.95 per month. We also offer accelerated access services, which include accelerated Web surfing and additional benefits such as pop-up blocking, anti-virus software and enhanced email storage, generally for an additional $5.00 per month, or a total monthly charge of $14.95. Our accelerated access services utilize compression, caching and other technologies that reduce the time for certain Web pages to download to users’ computers when compared to our basic access services. We offer discounted pricing on our monthly access rates for subscribers that make extended service commitments, for example a discounted price of $9.95 for our accelerated access plan with a one year commitment. The

NetZero and Juno pay access services differ from their respective free access services in that the hourly and certain other limitations set for the free services do not apply. In addition, the free access services incorporate certain advertising initiatives, including a persistent advertising banner, not present on the pay services. Our access services are available in more than 8,200 cities across the United States and Canada.

Social Networking

Connecting millions of users primarily across the United States and, to a lesser extent, Canada, Germany and Sweden, our social-networking services allow members to stay in touch with people from their past. Membership in our social-networking services is free and allows users to post a personal profile, access and search our database of other registered members within personally relevant online communities from school, work and the military. In addition to features of our free social-networking services, our pay services also enable subscribers to communicate with other members and are offered through various pricing plans, generally $39.00 per year or $15.00 for three months in the U.S. Our social-networking properties also contain several advertising initiatives throughout their Web sites.

VoIP

NetZero Voice, a VoIP telephony service, provides local and long distance calling over dial-up and broadband Internet connections. We offer a free version of our VoIP service, NetZero FreeVoice, which enables users to make unlimited computer-to-computer calls and instant text message one another at no charge and includes a free voicemail account integrated with email into one convenient message center. Our pay VoIP service plans have all of the features of the free service and we offer a range of pricing plans from $3.95 to $14.95 per month which include a dedicated personal phone number with unlimited inbound minutes and between 100 and unlimited monthly outbound minutes to the publicly switched telephone network (PSTN) within the U.S., Canada and Puerto Rico. We also offer a “pay as you go” plan where PSTN calling minutes can be purchased in $5, $10, $25 and $50 increments for as little as $0.02 per minute. In addition, NetZero Voice offers international PSTN calling at attractively priced rates per minute and a number of other features such as call forwarding.

Web Hosting

Our Web-hosting services, which include domain name registration services, are offered through various pricing plans, generally from $1.99 to $9.99 per month. A limited, advertising-supported version of the service is offered free of charge.

Email

We offer free Web-based email services, including up to one gigabyte of storage, anti-spam protection, address book importing, photo viewing and more. NetZero and Juno offer premium email services under the MegaMail brand with expanded features and storage capabilities through various pricing plans, generally $9.95 per year. We also offer personalized, vanity email services with enhanced features and storage for $1.99 per month.

Online Photos

PhotoSite is an online digital photo-sharing service, which enables users to display photos, order prints and create custom photo albums, Web logs and full computer screen slideshows on their own personal photo Web site. With PhotoSite, users can catalog and store digital photos by subject matter, allowing convenient searches of photos by other users. Prices for subscription services range from $1.99 per month to $4.99 per month and a limited version of the service is offered free of charge.

Other Services

The Family Pack of premium content bundles together leading family-orientated subscription services and is offered to subscribers through our NetZero and Juno brands for $4.95 per month. Our accelerated access services include Norton’s antivirus service free of charge and members can upgrade to a more complete Norton Internet Security package that includes antispyware, parental controls and other features for an additional $1.95 per month.

Advertising Services

The United Online Media Group connects advertisers to consumers through a variety of online marketing properties and channels integrated throughout our services. Our advertising and e-commerce products include a broad range of targeting techniques for online advertising, email campaigns, start-page and user registration placements and channel sponsorship opportunities, and the ability to deliver video commercials online. We also provide consumers convenient access to third party Internet search services from many of our Web properties and services, and we generate a significant portion of our advertising and commerce revenues from such search services. In addition, we offer advertisers sophisticated market research capabilities through our CyberTarget division, which can design and execute customized, real-time market research in an Internet environment and help advertisers better understand their target audience.

INDUSTRY BACKGROUND

Internet Access

The number of households in the U.S. using broadband has grown significantly over the last few years, while the number using dial-up has declined. Analysts’ estimates indicate that, as of the end of 2005, approximately 74 million U.S. households had some form of Internet access, up from approximately 59 million U.S. households in 2000. Of these “Internet households,” analysts’ estimates indicate that approximately 54% used broadband as of the end of 2005. They predict that by 2009, there will be approximately 84 million Internet households, and approximately 80% of them will use broadband. The decline in the dial-up market has resulted primarily from users of premium dial-up access migrating to broadband services.

There are many dial-up access providers in the U.S., with a small number of nationwide providers dominating the competitive landscape. The top four providers, including United Online, currently account for a significant majority of the U.S. dial-up market. All of these providers, except United Online, offer premium-priced services as their primary offering, and two of them, America Online (“AOL”) and EarthLink, market value-priced dial-up access services through alternative brands. Providers of broadband access, which include cable, digital subscriber lines (“DSL”), satellite and wireless, generally offer users faster connections and download speeds than dial-up for higher prices. DSL broadband prices range from approximately $13 to $60 per month while cable modem broadband runs from approximately $35 to $55 per month. In general, broadband pricing has been declining and a number of providers offer aggressive pricing and discounted packages, particularly when their access offerings are combined with other services including telephone and television. As the Internet evolves, many analysts believe that the convergence of data, voice, video and wireless services, among others, will increasingly differentiate broadband from dial-up beyond just faster connection speeds. These trends, along with changes in broadband pricing, will have a significant impact on the rate of broadband adoption in the future and the rate of decline of the dial-up market.

Monthly standard pricing for unlimited dial-up Internet access generally ranges from approximately $7 to $26 per month. Providers distinguish their offerings through a variety of factors. The major premium-priced offerings generally provide, among other features, some or all of the following at no additional cost: telephone technical support, proprietary content, parental controls, spam controls, pop-up blocking capability, multiple account names and email addresses, enhanced email storage, virus protection, firewalls, spyware protection, and accelerator functionality. Accelerator functionality enables users to view certain Web pages more quickly, but it does not offer a faster connection or improve download speeds. In contrast, of the value-priced services, only a few, if any, offer most of these features as part of their standard offering and charge an additional fee for specific features. In particular, many major value-priced providers, including United Online, charge an additional fee for accelerated dial-up, with $5 being a typical price point. However, both Netscape and PeoplePC have, from time to time, marketed their accelerated services at no extra charge, in some cases in conjunction with an extended service commitment from consumers, and a number of smaller providers are also incorporating accelerator services into their standard offering at no extra charge. We have also marketed our accelerated services at no additional charge, primarily in association with promotions requiring an extended service commitment by the user.

Competitive pressures from broadband services have resulted in significant declines in subscribers to premium-priced dial-up access services and recently to our services. In response, premium-priced services have become increasingly aggressive in both introductory offers and in pricing concessions to obtain and retain subscribers, with some services offering up to six months free in particular market channels. In addition, providers are including enhanced features in their premium-priced services at no additional cost, and AOL and EarthLink, through their Netscape and People PC subsidiaries, have become much more aggressive in marketing their value-priced services. Additional declines in broadband pricing, declines in pricing for premium-priced offerings, and enhanced functionality of premium-priced offerings could increase the pressure of add-on pricing for accelerator or other services or cause the segment to decline in the future. These factors could also result in price declines in the value-priced segment, as well as increased use of free months and other discounts.

We believe that the future of value-priced dial-up access will depend largely on continued consumer price sensitivity and on potential changes in user demographics. It is estimated that a majority of U.S. dial-up households currently subscribe to dial-up services priced above $15 per month. We believe that the sustainability of value-priced dial-up access will be driven, in part, by subscribers of premium-priced services switching to lower-priced services. We also believe an increase in lower-income households accessing the Internet, where penetration rates have historically been lowest, position the value-priced segment to increase its share of the U.S. market for dial-up access, although we do not expect our access services to grow.

Online Social Networking

Classmates.com is part of the “online social-networking market,” which is based on user-generated content and includes personals, dating services, careers and community-based networks. The online social networking market serves consumers seeking to rediscover, create and strengthen relationships with friends, relatives, and acquaintances who share common interests or past experiences, or who may be looking to network for their career or a love interest. A recent survey estimated that one-third of Internet users have expressed a strong interest in social and business networking, and we believe that Classmates’ business effectively serves a segment of these interests. It is estimated that subscription sales for social networking Web sites (including personals, dating, communities, and careers) was $556 million in 2005, up 7.6% from 2004.

We believe that consumer interest in the online social-networking market will be fueled by a number of factors, including increased willingness of consumers to purchase online content, increased consumer awareness of the types of services offered within the online social-networking market, and a continued influx of new potential subscribers. There are several trends that we believe could indicate growth opportunities for the segment of the online social-networking market in which Classmates.com participates, including a continual stream of graduates from high schools and colleges. The number of high school students graduating annually in the U.S. is expected to increase from 3.1 million in 2005 to

3.2 million by 2013. Population relocation could also contribute to consumer demand for community-based networks like Classmates.com and it is estimated that 41 million people in the U.S. relocate each year.

We believe that the online social networking market presents an attractive growth opportunity, both domestically and internationally, and that the addition of Classmates to our family of consumer Internet services positions United Online to capitalize on that opportunity.

Consumer Internet Services Strategy

Through 2003, virtually all of United Online’s operations were focused on providing value-priced dial-up Internet access services in the U.S. and Canada. During 2005, competitive factors caused our access revenues to decrease and we expect this trend to continue. While we intend to attempt to minimize the decline in our Internet access business, we also believe that non-access consumer Internet services present new opportunities to expand our business. As such, during 2004 we began to diversify our business beyond dial-up access through the acquisition of a Web-hosting business and through the acquisition of Classmates. We further diversified our business by acquiring PhotoSite, an online digital photo-sharing business, in 2005. We also developed and launched other new non-access services, including our premium email and premium content services. Additionally, with the recent recovery and growth of Internet advertising, we have begun to focus additional resources toward addressing the online advertising market through the United Online Media Group.

We believe our assets and core competencies, including our brands, consumer and advertiser relationships, customer billing relationships, technologies, database capabilities, internal network infrastructure and personnel, can be leveraged to develop or acquire, market and grow a variety of non-access related services. As such, we actively review a variety of businesses, product lines and technologies which we believe may provide us with the opportunity to leverage our assets and core competencies or which may otherwise be complementary to our existing businesses. In general, we have focused our attention on consumer offerings that are delivered over the Internet and which feature recurring subscription revenue, although we may pursue opportunities that do not involve these characteristics such as advertising-supported business models.

Voice Over Internet Protocol Telephony Service

In November, 2005, we launched NetZero Voice, a value-priced VoIP telephony service. VoIP enables analog phone calls to be converted to data packets and transmitted over the Internet, allowing users to save money on long distance phone calls. NetZero Voice works well over virtually any Internet connection, broadband or dial-up. While analyst estimates vary greatly, VoIP adoption is expected to increase dramatically in the U.S. and worldwide over the next several years. Vonage currently leads the residential U.S. VoIP subscriber market, but VoIP services offered by Cablevision, Time Warner Cable and others are cutting into their market share. eBay, which acquired Skype in 2005, Microsoft, AOL, Yahoo! and Google are also marketing VoIP services, making competition intense while raising VoIP’s profile in the media.

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

Advertising and Commerce Revenues

We are able to designate the initial Web site displayed to users of our access services during an Internet session. This Web site, or “start page,” displays sponsored links to a variety of content, products and services, including Internet search. In addition, a significant portion of the Web pages for our Web-based email, free community-based networking and consumer Web-hosting services are dedicated to advertising partners. We also display a toolbar on access users’ screens throughout their online access sessions that is always visible regardless of the particular Web site they visit. The toolbar contains Internet search functionality and a variety of buttons, icons and drop-down menus. On our free access services, the toolbar is larger than on our pay access services and also contains banner advertisements. We generate revenues from our Web pages and the toolbar by displaying, or users clicking on, banner, text-link and other advertisements that are linked to advertisers’ and sponsors’ Web sites, or by users utilizing functionality offerings such as Internet search services.

We also generate advertising and commerce revenues by users clicking on, or by displaying, rich media advertisements in a small window on the computer screens of certain access users while they initially make a dial-up Internet connection and immediately prior to terminating their connection; by delivering email messages on behalf of advertisers or by users clicking on such messages and being referred to sponsors’ Web sites; by enabling customer registrations for partners; and by providing third parties with data analysis capabilities and other market research services, such as surveys and questionnaires.

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

In addition to our traditional marketing activities, we view our free services as an effective component of our pay account acquisition strategy. We have not spent significant marketing resources on our free access services since the Merger and have experienced a decrease both in our active free access account base and in the number of people signing up for free access services. Our active free access account base and the number of users who convert from our free access services to our pay access services may continue to decrease, particularly if we do not actively promote our free access services or if we impose additional limitations on our free access services in the future.

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

We use a variety of marketing channels to promote our pay access services. Prospective users can obtain the software necessary to run our access services by either downloading it from the Internet or by using a CD to install it on their computers. Our traditional marketing activities are designed to drive prospective accounts to either visit our main Web sites and download our software, to call our toll free numbers to purchase our services or order a CD containing our access software.

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

SALES OF ADVERTISING INVENTORY

We have an internal sales force dedicated to selling our Internet advertising products and services. While we derive a significant portion of our advertising revenues from transactions directly with advertising customers, we also sell a portion of our advertising inventory through wholesale resellers. We have an agreement with Yahoo! Search to place search boxes and links to their search services on certain of our Web properties, and substantially all of our search revenues are derived from this agreement. We have an advertising operations group that works with our sales force to serve and monitor the performance of all of our advertising inventory. In addition, we allocate a portion of our advertising inventory for the purpose of marketing and selling our own services.

BILLING

The vast majority of our pay accounts pay for our services in advance with a credit card. Other payment options for some of our pay services include ACH, personal check or money order, or via their local telephone bill. Pay access accounts that elect to pay with a personal check or money order are not provisioned until their payment is received and they are required to sign-up for one of our prepaid multi-month billing plans. Fees charged to accounts for live telephone technical support are generally billed to a credit card and are charged on a per-minute basis.

We utilize a combination of third-party and internally developed software applications for customer billing. Customer billing is a complex process and our billing systems must efficiently interface with third-parties’ systems, such as our credit card, ACH and telephone bill processors’ systems. Our ability to accurately and efficiently bill and collect payment from our accounts is dependent on the successful operation of our billing systems and various third-party processors. In addition, our ability to offer new pay services or alternative payment plans is dependent on our ability to customize our billing systems.

CUSTOMER SUPPORT AND RETENTION

Our customer relationship management and support infrastructure includes employees at our facilities in Hyderabad, India; Woodland Hills, California; New York, New York; Renton, Washington; and Orem, Utah. However, we outsource substantially all of our telephone support to a third party. We offer a variety of online and offline “self-help” tools for our access services, including our offline “Quick Help” software that is loaded onto a user’s computer when the access service is initially installed. This tool can be accessed without connecting to our access services and provides valuable troubleshooting for connection-related inquiries. Our Web site, automated email response system and self-help tools are all designed to provide comprehensive tutorials, advice, tips, step-by-step solutions and answers to many frequently asked questions. These self-help tools are also designed to assist users in updating and verifying billing information, downloading and operating our software and setting up their email accounts. In addition, we provide traditional email support where our personnel generally respond to users within a day of receiving an inquiry.

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

TECHNOLOGY

Our access and VoIP services are provided through a combination of internally developed and third-party software, industry standard hardware and outsourced network services. We have developed software to enhance the functionality of certain components of our services, including connectivity, Web services, billing, email, customer support and targeted advertising. We maintain data centers in multiple locations around the country with, in many cases, redundant systems to provide high levels of service availability and connectivity. We host the majority of our data center services in third-party co-location facilities and outsource all of our bandwidth and managed modem services. We deliver our VoIP services over an infrastructure that is largely shared with our access services.

In order to utilize our access services, accounts are required to install our access client software onto their computers. This software allows us to manage and enhance connection quality, deliver important messages and upgrade accounts with new features and functionality. We also use our client software to collect important data regarding the quality of access connections so that we can quickly resolve network problems that may occur. The client software also contains our internally developed “autodialer” technology that presents accounts with a list of telephone numbers for their area and helps to ensure they are connected to a cost-effective and reliable network. Our client software also enables us to deliver targeted advertising and collect other data as well. Our VoIP software client includes technology that enables the delivery of quality voice connections over a variety of network connections, including dial-up. This VoIP client can also operate in a free mode than allows us to serve targeted advertising to our NetZero FreeVoice customers.

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

Another major component of our access technology is our server software, written primarily in the Java and C++ development languages, which consists of a group of software applications running on multiple servers that manage each user’s account and online sessions. Our server software interacts with the access client software to send and receive information such as authentication data, telephone lists, advertisements and usage data. Database servers store session information, account information and advertisement data. Advertisement targeting servers manage advertising inventory and determine which advertisements accounts will view and which will be downloaded to computers during online sessions. Other major server software systems include our internally developed and partially open source email server software, our accelerated dial-up services server software and our billing server software. All of these services are run on Unix and Linux servers.

We license a number of our software applications and components. Our principal billing system is based on a software application that is licensed from Portal Software, Inc. and our customer support system utilizes a software application that is licensed from Remedy, a BMC Software, Inc. company. The majority of our database systems run on Oracle database applications and we use Oracle financial and human resources management applications for internal administrative purposes. We license Sun Microsystem’s Java technology for our client and server software applications. Our accelerator services use software technology components licensed from SlipStream Data Inc. We license VoIP technology from a number of vendors, including CrystalVoice Communications and Ubiquity. These licenses generally have terms ranging from seven additional years to perpetual.

Our VoIP service shares a considerable portion of the access service infrastructure, notably the data center networking facilities, Oracle customer databases, email system, and billing facilities, as described above. Software to support PC to PC calling is licensed from CrystalVoice for both the server and subscriber PC-resident portions. Calls involving the public switched telephone network, as well as a variety of other services, are supported by software licensed from Ubiquity, Inc. Audio media support is provided through software licensed from Brooktrout. All three licenses provide perpetual rights. Devices to protect the internal network were purchased from Netrake. Internally developed software is written in C++ and Java. Redundant service is provided by deployment in multiple data centers with a variety of fail-over logic.

We also maintain infrastructure to support our PhotoSite photo service, our Web-hosting services, and our Classmates social-networking service.

Our photo business principally utilizes internally developed and acquired software. The server components are written in C++ and Java, and run on Microsoft Windows 2003 and IIS platforms, with an Oracle database. The photo client is made available to subscribers at no cost, is written principally in Java, and executes on various versions of Microsoft Windows. Various other third party licensed components are employed, with most terms being perpetual. All production systems are hosted in a commercial co-location center.

Our Web-hosting business utilizes both internally developed and licensed software, exclusively running on Unix and Linux systems. Most of the internally developed software is written in Perl. Most third party software licenses are perpetual or open source. Billing is done through open source software, or in some cases uses Portal’s application.

Support for our social-networking business and its Web services is provided by a combination of open source, internally developed, and licensed software. One of the principal internally developed applications uses Art Technology Group’s Dynamo software environment, which we license. Internally developed software is principally written in Java, C++ and, in some cases, Perl. Web pages are served via the Apache open source software system. User information is stored in an Oracle database, which is also used to support Web sites, target advertising, and prepare email campaigns. MySql is also employed for certain data. These various packages are run on Unix systems provided by Sun Microsystems, Hewlett Packard and others, principally hosted in an outsourced data center. Customer support is provided through an outsourced system, Talisma. Billing is handled by a combination of ATG software, internally built software, and processing through TrustCommerce. Third party software licensing terms vary from yearly renewable to perpetual.

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

COMPETITION

Internet Access Competition

Competition in the Internet access market is intense. We compete with established online service and content providers such as AOL, AOL’s Netscape subsidiary and MSN; independent national ISPs such as EarthLink and its PeoplePC subsidiary; companies combining their resources to offer Internet access in conjunction with other services such as Yahoo! and AT&T Internet Services, Yahoo! and Verizon, and AOL and Walmart.com; national communications companies and local exchange carriers such as AT&T WorldNet, Qwest Communications International, Inc. and Verizon; cable companies such as Comcast Corporation, Cox Communications, Inc., Charter Communications, Inc. and Adelphia Communications Corporation; local telephone companies; and regional and local commercial ISPs. Also, a number of municipalities, such as San Francisco, have announced their intention to make available wireless broadband access services to their communities free of charge or for discounted fees, and significant companies, including Google, are bidding to provide some or all of these services. While this form of competition is new and its potential impact unknown, the availability of free or inexpensive wireless broadband services in major metropolitan markets could have a significant impact upon the industry and on our business.

The number of U.S. households using broadband has grown significantly over the last few years and is expected to continue to grow. Broadband access, which includes cable, DSL, satellite and wireless, generally offers users faster connection and download speeds than dial-up access for monthly fees currently ranging from approximately $13 to $55 per month, although offers for promotional periods have been as low as $10 per month. Pricing for broadband services, particularly for introductory promotional periods, services bundled with cable and telephone services, and services with slower speeds, has been declining and the pricing gap between broadband and dial-up access services has been narrowing with, in some cases, premium and value dial-up access services priced at or above pricing for certain broadband services. For example, Verizon Yahoo! recently offered DSL at $14.95 per month to customers who agree to a one-year commitment and AT&T Yahoo! recently offered DSL at $12.99 per month to new customers who agree to a one-year commitment. As a result of broadband adoption, the total number of dial-up accounts in the U.S. has declined and industry analysts predict that it will continue to decline. The decline in the size of the dial-up market has accelerated and will likely continue to accelerate as broadband services become more widely available at lower prices and consumer adoption of broadband applications, such as online video, telephony and music downloads, which depend upon connections that provide significant bandwidth, increases. While we review the possibility of offering broadband services from time to time, including wireless services, we currently do not plan to offer broadband services on a significant scale, which has adversely impacted, and will continue to adversely impact, our ability to compete for new subscribers and to retain existing subscribers.

Our success historically has been based on offering dial-up Internet access services at prices below the standard monthly pricing of the premium dial-up services of most of our major competitors. Competition from broadband providers and value-priced providers such as United Online has resulted in significant declines in the number of subscribers to premium priced dial-up services over the last few years. In response to this competition, many competitors have engaged, and may continue to engage, in more aggressive pricing of their dial-up services under their premium-priced brands to obtain and retain users, such as offering discounted pricing or extended periods of free service such as six months free. AOL has previously tested decreased price points on their dial-up service and may continue to do so in the future, although AOL recently announced a price increase for its premium service. Additionally, AOL, through its Netscape subsidiary, EarthLink, through its PeoplePC subsidiary, and a number of small providers now offer value-priced services at prices similar to our prices and which are, in some cases, priced below the prices of our services. Partially in response to this competition, we have become more aggressive in offering discounted services and one or more free months of services in order to obtain and retain pay access accounts. Despite these measures, our pay access base has declined and the rate of decline has been increasing. We experienced a net decline of approximately 125,000 pay access accounts in the December 2005 quarter. We expect that we will continue to experience declines in our pay access account base in the future, and the rate of decline may continue to accelerate. We believe increased competition, including pricing competition, has adversely impacted our ability to obtain new pay access accounts and to retain our existing accounts, will adversely impact our ability to minimize the decline in our pay access account base in the future and may make it more difficult to maintain the current pricing of our services.

Price competition is particularly relevant to our ability to maintain or grow our accelerator subscription base, especially at our $14.95 standard monthly price. Maintaining this price point is critical to our profitability. When we began offering this service in early 2003, many of our competitors either did not offer a similar service or charged substantially more than we charge for a similar service. Since that time, most of our competitors have started offering a similar service, and several competitors have either decreased their price for these services or have bundled these services into their premium services with no additional fee. Many competitors now market these services as a feature of their value-priced services at no additional cost and these services are now offered, in certain cases, at a price point similar to or lower than our standard monthly price. In particular, Netscape has previously marketed their accelerator service as part of their standard $9.95 offering and currently markets this service at a $9.95 price point with a 12-month commitment. PeoplePC currently offers their accelerator service combined with their standard value-priced offering at $7.47 per month for an introductory period of three months or $10.95 per month with a 12-month commitment. In addition, price competition for broadband services has been growing and several providers, such as AT&T Yahoo! and Verizon Yahoo!, have offered bundled broadband services at promotional prices similar to, or lower than, the prices of our accelerated access services. We cannot assure you that broadband providers will not continue to offer promotional pricing for broadband services similar to or lower than the price of our accelerated access services. Increased competition for subscribers to accelerated access services and broadband services could adversely impact our ability to grow or maintain our accelerator subscription base, or could cause us to lower or eliminate our pricing for these services, which would adversely impact our revenues and profits. We recently began offering our NetZero accelerator service at a $9.95 price point with a 12-month commitment. We are also offering additional features without additional charge as part of our accelerated dial-up service, including enhanced email and anti-virus features, and we may incorporate additional features in the future. Adding additional features would likely increase our cost of providing the service which would make the service less profitable, although there is no assurance that additional features will make the service more attractive to consumers or will enable us to maintain its $14.95 standard monthly price. The number of users paying us the standard monthly price for our accelerated service has been decreasing and it is likely that we will experience decreases in both the number of subscriptions to these services as well as the average price we receive for these services in the future.

Premium-priced Internet access services, in general, include a much wider variety of features than are included in value-priced services, and providers of premium-priced services continue to enhance the features of their offerings in response to competition from broadband and value-priced providers. In particular, many premium-priced services include at no additional charge telephone technical support, proprietary content, parental controls, multiple accounts and email addresses, increased email storage, virus protection, firewalls, spyware protection and accelerated dial-up functionality. Some providers of value-priced offerings are also incorporating certain of these features into their offerings either at no charge or for an incremental fee. In addition, certain providers of premium-priced services occasionally offer promotional pricing that is similar to the pricing of value-priced offerings. For example, EarthLink has offered its premium-priced services at $9.95 per month for an introductory period of six months. While we offer some additional features to users at no charge or for an incremental fee, we do not offer the range of features included in premium-priced services and, in some cases, included in value-priced services. In particular, we do not offer our own proprietary content. In addition, the incremental fees that we charge for certain features are, in some cases, higher than the incremental fee, if any, charged by other value-priced providers for comparable features. Our decision not to offer a broader variety of features and our charges for additional services or features, particularly accelerated functionality, virus protection and telephone technical support, may adversely impact our ability to compete and undermine our position as a value-priced provider.

Many of our competitors have significantly greater brand recognition than we do and spend significantly more on marketing their services than we spend. As a result, we have not participated as extensively as our major competitors in a variety of large distribution channels, such as being pre-bundled on branded computers or being offered at retail outlets of many different major franchises. To the extent our competitors spend significantly more than we do in these and other channels, we are at a competitive disadvantage. In addition, during 2005, we decreased our marketing expenditures for our access services and intend to further decrease these expenditures in the future. Decreased marketing of our access services has adversely impacted our ability to obtain access subscribers and is likely to adversely impact our access subscriber base in the future. We cannot assure you that the marketing resources we allocate to our access services will be sufficient for us to continue to compete effectively with our major competitors, and we believe our base of access subscribers will continue to decline.

We expect competition for pay access accounts to continue to intensify and cannot assure you that we will be able to compete successfully. As competition in the Internet access market continues to intensify, competitors may merge or form strategic alliances that would increase their ability to compete with us. Our inability to compete effectively could require us to make significant revisions to our services and pricing strategies, which could result in increased costs, decreased revenues and the loss of pay access accounts, all of which could materially and adversely impact our financial condition, results of operations and cash flows.

Competition in the Online Relationships Market

Competition for subscribers in the online relationships market is intense and rapidly evolving. Classmates competes directly against a small number of companies, including Reunion.com, Facebook.com and Monster.com’s Military.com service, offering similar online social-networking services based on work, school and military communities. Classmates also competes directly with many schools, employers, Web sites, and associations that maintain their own Internet-based alumni information services. In addition to this direct competition, Classmates competes for subscribers with companies offering a wide variety of social-networking services including Web portals such as Yahoo!, MSN and AOL that maintain chat rooms and are developing new Web community services such as Yahoo! 360, MSN Spaces and AOL People Connection, and other community-based Web sites and personal networking communities such as Friendster and MySpace. Many of these social-networking services offer more sophisticated features than ours, such as personalized Web pages, instant messaging and blogs. Many of these companies also offer a wide variety of services in addition to their social-networking services, which provides them with an additional competitive advantage in obtaining and retaining subscribers. Currently, Classmates is used primarily to locate and contact acquaintances from school, work and military affiliations, and Classmates’ subscribers, in general, do not spend a significant amount of time on the site for other purposes. Our strategy is to expand the features and functionality of the site, but there can be no assurance we will be commercially successful in doing so.

Many consumers maintain simultaneous relationships with multiple communities, including Internet alumni networks and offline associations, and can easily shift their interest or their spending from one online or offline provider to another. Competitors may be able to launch new businesses serving various communities at relatively low cost. Competitors may be able to hold themselves out as specialists in single communities, making them more appealing to consumers or giving them a perceived competitive advantage. In addition, many social-networking services are free or only require payment if certain additional functionality is desired by the user. The continued prevalence of free services could adversely impact our ability to market both our free and pay services, maintain our current price levels, or maintain or grow our pay account base at current price levels, or at all.

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

Competition in the Telephony Market

We recently launched our new consumer VoIP telephony services. The market for consumer telephone services is extremely competitive and competitors include established local and long distance telephone companies, cellular companies and providers of VoIP services. VoIP services are a new and emerging application and it is uncertain whether VoIP services will receive wide-spread consumer adoption. Competitors for our VoIP services include established telecommunications and cable companies, certain of our current competitors for Internet access services including AOL, MSN and EarthLink, leading Internet companies including Yahoo!, Google and eBay through its recently acquired Skype subsidiary, and a number of other companies that offer VoIP-based services as their primary business such as Vonage. Most of our major competitors in the VoIP market have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of our competitors, such as Vonage, spend a significant amount of resources on marketing their services and participate in large, retail distribution channels such as Best Buy. We currently do not intend to expend the marketing resources necessary to compete in large, retail distribution channels or to extensively advertise our VoIP services on television. We have expended resources on producing television commercials and other marketing materials, and we may not realize a return on these investments. If we do choose to expend significant marketing resources on our VoIP services, there is no assurance that such efforts will be commercially successful. We cannot assure you that our marketing efforts will be effective, that our VoIP services will achieve significant consumer adoption or, even if such services do achieve consumer adoption, that our VoIP services will generate growth in pay accounts, subscriptions, revenues or profitability.

Competition in Additional Service Markets

One element of our strategy is to offer a variety of non-access subscription services. In addition to social-networking and VoIP services, we currently offer Web-hosting and domain registration services, standalone premium email services, a broadband accelerator product, a prepackaged premium content offering, and digital photo-sharing services. While these services do not generate a significant portion of our revenues, we are actively investing resources in certain of these services. Competition for users of premium email services is intense. The companies we compete with for Internet access subscribers also compete with us for subscribers to email services. In addition, a number of companies, including Yahoo!, MSN, AOL and Google, offer premium email services, in certain cases, for free. The market for premium email services is evolving at a rapid pace and we cannot assure you that our offerings will be competitive or commercially viable. While the personal Web-hosting business is fragmented, a number of significant companies, including Yahoo!, currently compete actively for these users. In addition, the personal Web-hosting industry is very application specific, with many of the competitors focusing on specific applications, such as photo sharing, to generate additional users. We have not expended significant resources to marketing our digital photo sharing services, although we may allocate additional resources to improving and promoting these services going forward. Digital photo sharing is an extremely competitive market and there is no assurance our services will be able to compete effectively. We cannot assure you that any of these subscription services will be competitive or will generate growth in pay accounts, subscriptions or revenues.

In addition, we have evaluated, and expect to continue to evaluate, the development or acquisition of new subscription services. New services may subject us to competition from companies that have more experience with such services, more established brands, and greater financial, marketing and other resources to devote to such services. We cannot assure you that our new services, if any, will be competitive or will generate growth in pay accounts, subscriptions or revenues.

Competition for Advertising Customers

We are dependent upon advertising revenues for a significant portion of our revenues and profits. We compete for advertising revenues with major ISPs, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking Web sites, and various other companies that facilitate Internet advertising. Many of our competitors have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical and sales and marketing resources than we do. This may allow them to devote greater resources to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, offer more sophisticated products and services, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. We also compete with television, radio, cable and print media for a share of advertisers’ total advertising budgets. In certain instances, we generate advertising revenues from companies who are also our competitors. In particular, we generate significant advertising revenues from Yahoo! Search. We compete directly with Yahoo! for Internet access, email, Web-hosting and online photo-sharing subscribers and indirectly for subscribers to our social-networking services. To the extent competitors who are also sources of significant advertising revenue cease to do business with us, our revenues and profits could suffer.

PRIVACY POLICY

We believe that issues relating to the privacy of Internet users and the use of personal information about these users are critically important as commercial uses of the Internet grow. We have adopted and disclosed to our accounts detailed policies outlining the permissible uses of information about users and the extent to which such information may be shared with others. Our users must acknowledge and agree to these policies when registering to use our services. We do not sell or license to unaffiliated third parties any personally identifiable information of users unless they specifically authorize us to do so. However, we use information about our users to improve the quality of our services and the effectiveness of advertising by our advertising customers.

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

INTERNATIONAL OPERATIONS

We have foreign operations in India and Germany. We have a significant number of employees located in our India office. Our operations in India primarily handle email customer support, product development and quality assurance. A portion of our outsourced customer support is also based in India. Our operation in Germany provides community-based networking services similar to those provided by

Classmates. The revenues generated by our operations in Germany constitute a very small portion of our total revenues and we do not generate revenues directly from our operations in India. We are dependent, however, upon our internal and outsourced operations in India, and our product development, customer support and quality assurance operations would be severely disrupted if telecommunications issues, political instability or other factors adversely impacted these operations or our ability to communicate with these operations. Any disruption that continued for an extended period of time would likely have a material adverse effect on our ability to service our customers and develop our products since it would take a significant period of time to transition these operations internally or to an outside vendor. If we were to cease our operations in India and transfer these operations to another geographic area, such change could result in increased overhead costs, which could materially and adversely impact our results of operations.

EMPLOYEES

At December 31, 2005, we had 900 employees, 651 of which were located in the United States, 244 of which were located in Hyderabad, India and 5 of which were located in Europe. We had 505 employees in product development, including all employees located in our Hyderabad office, 169 employees in general and administrative, 158 employees in sales and marketing, and 68 employees in network operations. None of these employees is subject to a collective bargaining agreement, and we consider our relationships with employees to be good.

AVAILABLE INFORMATION

Our corporate Web site is www.untd.com. On this Web site, we make available, free of charge, our annual, quarterly and current reports, changes in the stock ownership of our directors and executive officers, our code of ethics and other documents filed with, or furnished to, the SEC as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically at www.sec.gov.

ITEM 1A.   RISK FACTORS

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

See the discussion of the competition we face in Item 1.

Our revenues may continue to decrease and our profitability may decrease.

Our revenues in the fourth quarter of 2005 decreased from our revenues in the third quarter of 2005, and we expect our revenues to continue to decline, at least in the near term. Our ability to stabilize or minimize decreases in our revenues is primarily dependent upon our ability to increase our number of pay subscriptions and accounts, our average monthly revenue per pay account (“ARPU”) and our advertising revenues. We have been experiencing an increasing rate of decline in our pay access accounts and currently anticipate that our pay access accounts will continue to decline in the future and that the rate of decline may accelerate. The ARPU for our access services, including our accelerated access services, has also declined and we anticipate it will continue to decline. Even if we are successful in growing our number of pay accounts as a result of increases in our non-access accounts, due to the lower ARPU for our non-access services we believe that our revenues will continue to decline, at least in the near term. We are budgeting our expenditures for 2006 based upon assumptions with respect to growth in our non-access pay accounts, growth in advertising revenues and decreases in pay access subscribers and ARPU. If we are unable to grow our non-access pay accounts as anticipated, if our ARPU declines more than anticipated, if we do not generate anticipated advertising revenues or if our pay access base declines faster than anticipated, our profitability could be materially and adversely impacted.

We anticipate a significant decrease in our marketing expenditures during 2006 from what we spent in 2005. At the same time, we currently have more services to market than we did in throughout 2005 and we have increasing competition with respect to all of our service offerings. The amount we have budgeted for marketing may be insufficient to effectively market all of our services, and subscriptions to our access services may decline much faster than anticipated and subscriptions to our non-access services may not grow as anticipated, all of which would negatively impact our revenues and profitability in the near term and our prospects in the long term. If we choose to increase our marketing expenditures beyond what we currently anticipate, our profitability will likely be adversely affected, at least in the near term.

Our ability to grow or maintain our number of pay accounts and subscriptions may also be dependent on our success in commercializing new services that we either acquire or develop. To the extent we are unable to successfully market our existing services to new users, successfully cross-market additional subscriptions to existing users or successfully acquire or develop and commercialize new services, our pay accounts and subscriptions could continue to decline.

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

One of our strategic objectives is to acquire businesses, product lines or technologies which will provide us with an opportunity to leverage our assets and core competencies, or which otherwise will be complementary to our existing businesses. It is likely that we will not succeed in growing our revenues unless we are able to successfully complete acquisitions. The merger and acquisition market for companies offering Internet services is extremely competitive, particularly for companies who have demonstrated a profitable business model with long-term growth potential. Recently, the public equity markets have been very receptive to companies with these characteristics. As a result, in many cases, companies with these characteristics trade publicly or are privately valued at multiples of earnings, revenues, operating income and other metrics significantly higher than the multiples at which we are currently valued. Acquisitions may require us to obtain additional debt or equity financing, which may not be available to us on reasonable terms, or at all. These and other factors may make it difficult for us to acquire additional businesses, product lines or technologies at affordable prices, or at all, and there is no assurance that we will be successful in completing additional acquisitions.

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

We have evaluated, and expect to continue to evaluate, a wide variety of potential strategic transactions that we believe may complement our current or future business activities. We routinely engage in discussions regarding potential acquisitions and any of these transactions could be material to our financial condition and results of operations. However, we cannot assure you that the anticipated benefits of an acquisition will materialize. Acquiring a business, product line or technology involves many risks, including:

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

•       potential impairment of relationships with employees, users, or vendors as a result of changes in management; and

•       potential dilutive issuances of equity, large write-offs either at the time of the acquisition or in the future, the incurrence of restructuring charges, the incurrence of debt, the amortization of identifiable intangible assets, and the impairment of amounts capitalized as intangible assets if we should fail to successfully further develop acquired technology.

Classmates has a subsidiary operating in Germany and we may seek to expand our international business through acquisitions. Acquisitions of foreign businesses involve risks in addition to those mentioned above, including risks associated with potentially unfamiliar economic, political and regulatory environments and integration difficulties due to language, cultural and geographic differences. We cannot assure you that any further acquisitions we make will be successful.

Our marketing activities may not be successful.

Our marketing activities may not be effective in maintaining or increasing the size of our pay and active account bases. We will be required to incur significant marketing expenses to maintain or develop our brands and we may not be successful in increasing active and pay accounts and subscriptions. We have increased the number of brands under which our services are marketed and increased the number of services we offer. We may not have adequate resources to maintain all of our brands or promote all of our services. Our VoIP services, in particular, may require significant marketing resources and we do not currently intend to allocate significant resources to market these services. Even if we choose to allocate significant marketing resources to these services, there is no assurance that our marketing activities will be successful. We intend to decrease our marketing budget from 2005 levels, which may adversely impact our ability to maintain or grow our revenues. We cannot assure you that our marketing activities will be successful.

We obtain a significant number of new pay access accounts through our offline distribution channels, primarily Best Buy. If the number of new pay accounts acquired through Best Buy were to decrease, such decrease could negatively impact the number of pay access accounts and our revenues and profitability could be negatively impacted.

If we are unable to retain users, our business and financial results will suffer.

Historically, we have lost an average of four to five percent of our pay accounts each month, which we refer to as churn. Our churn percentage is calculated based on the average number of pay accounts for a period. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. We do not include in our churn calculation those accounts cancelled during the first thirty days of service unless the accounts have upgraded from free accounts, although a number of such accounts will be included in our account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not considered to have cancelled a pay account and, as such, our overall churn rate is not necessarily indicative of the percentage of subscribers canceling any particular service. We have experienced, and will likely continue to experience, a higher percentage of subscribers canceling our accelerated access and Classmates services than is indicated by our churn rate, and the percentage of subscribers canceling Classmates service has fluctuated significantly from quarter to quarter due to seasonality and the timing of termination of multi-month programs. During the December 2005 quarter, we experienced increased churn in our access base as a whole, and this trend may continue. As a result, our overall churn, which was approximately 5% in the December 2005 quarter, may be higher in future periods and will fluctuate from period to period. If we continue to experience a high percentage of pay accounts canceling our Classmates and accelerator services, it will make it more difficult to grow or retain the number of pay accounts to those services and the size of our overall pay accounts base. If we experience an increased percentage of cancellations, or if we are unable to attract new pay accounts in numbers sufficient to increase our overall pay accounts, our revenues and profitability may be adversely affected.

In addition, the number of active free accounts has a significant impact on our ability to attract advertisers, on the number of advertising impressions we have available to sell, and on how many pay accounts and subscriptions we can potentially acquire through marketing our pay services to our active free accounts. Each month, a significant number of free accounts become inactive and we may experience continued declines in the number of active free accounts, particularly if we continue to focus all of our marketing efforts on our pay services or impose limitations on our free services. In addition, a user may have more than one account on more than one of our services, and we are not able to determine in most cases the number of accounts held by an individual. As such, the actual number of unique individuals using our services may be much lower than our total number of accounts.

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

Our VoIP services may not be commercially successful.

Only a limited number of users have signed up for our new VoIP services, and we have experienced losses in connection with these services due to fraud and the costs of developing and operating them. It is likely we will continue to expend significant resources developing, enhancing, operating and marketing these services. We expect these services to continue to adversely impact our profitability, at least in the near term. If our VoIP services are not commercially successful we will continue to incur operating losses in connection with these services, which would negatively impact our financial condition and results of operations.

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

Advertising and commerce revenues are an important component of our revenues and profitability. Our revenues from advertising have in the past fluctuated, and may in the future fluctuate, due to a variety of factors including, without limitation, changes in the online advertising market, decreases in capital available to Internet and other companies, changes in our advertising inventory, changes in usage and the effect of key advertising relationships. Although we experienced an increase in advertising revenues in the December 2005 quarter from the immediately preceding quarter, we have experienced declines in advertising revenues in certain prior periods. The majority of our advertising revenues are derived from our access services and decreases in our access account base would likely result in decreased inventory and, potentially, decreased advertising revenues. As discussed above, competition for advertising dollars is intense and our advertising revenues may decline in future periods.

A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. In the past, we have experienced a number of situations where significant advertising arrangements were terminated early, were not renewed, were renewed at significantly lower rates or were renegotiated during the term of the arrangement. We derived approximately 26% of our advertising and commerce revenues during the year ended December 31, 2005 from Internet search fees provided through our agreement with Yahoo! Search. Our agreement with Yahoo! Search expires in March 2007. The competition among search services is increasing. If there were a significant decrease in search fees from our agreement with Yahoo! Search due to users using competitive services or other factors, such decrease would adversely impact our results of operations. Our business, financial position, results of operations and cash flows may be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

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

•       loss of data or revenue;

•       injury to reputation; and

•       diversion of development resources.

We have experienced technical and customer support issues associated with our services and software releases. These issues have resulted in users discontinuing their service and have adversely impacted our revenues. A number of our material technologies and systems are based on different platforms. To the extent we attempt to integrate these technologies and systems, we may experience a number of difficulties, errors, failures and unanticipated costs. In addition, our business relies on third-party software including, without limitation, software licensed from Oracle for our internal operations, software licensed from Portal and Remedy for billing and customer support, software licensed from SlipStream Data Inc. for our accelerated services, software licensed from certain third parties for our VoIP services, and software licensed from certain third parties for our advertising products and services. Any significant failure of this software could materially and adversely affect our business, financial position, results of operations and cash flows. Our services also rely on their compatibility with other third-party systems, particularly operating systems. Incompatibility with future changes to third-party software upon which our systems rely could materially affect our ability to deliver our services. We cannot assure you that we will not experience significant technical problems with our services in the future.

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

A security breach or inappropriate use of our network or services could expose us to claims or a loss of revenue.

The success of our business depends on the security of our networks and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, providers of customer support services and other vendors. Unauthorized or inappropriate access to, or use of, our networks, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our users and of third parties. Third parties have in the past used our networks, services and brand names to perpetrate crimes, such as identity theft or credit card theft, and may do so in the future. Users or third parties may assert claims of liability against us as a result of any failure by us to prevent security breaches, unauthorized disclosure of user information or other such activities. Although we use security measures that we believe to be industry standard, we cannot assure you that the measures we take will be successfully implemented or will be effective in preventing these types of activities. We also cannot assure you that the security measures of our third-party network providers, providers of customer and billing support services or other vendors will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation or our revenues and may interfere with our ability to provide our services, all of which could adversely impact our business.

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

We are currently, and have been in the past, party to various legal actions in the ordinary course of our business. These actions include, without limitation, claims that we infringe third party patents, claims and investigations by governmental agencies and private parties in connection with consumer protection and other laws, claims in connection with employment practices, securities laws claims, breach of contract claims and other business related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims including, without limitation, claims for defamation, negligence, trademark infringement, copyright infringement, and privacy matters.

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

Our VoIP services and our digital photo-sharing services are relatively new and have not generated significant revenues. We have capitalized certain proprietary rights related to our VoIP services as well as certain costs incurred by us in connection with the development of our VoIP services. We have also capitalized goodwill and intangible assets in connection with the acquisition of certain assets related to PhotoSite in March 2005. If these services are not commercially successful, we would likely be required to impair these assets which would negatively impact our financial condition and results of operations.

Our ability to operate our business could be seriously harmed if we lose members of our senior management team or other key employees.

Our business is largely dependent on the efforts and abilities of our senior management, particularly Mark Goldston, our chairman, chief executive officer and president, and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time. The loss of these key employees or our inability to attract or retain other qualified employees could seriously harm our business and prospects. We do not carry key person life insurance on any of our employees.

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

In general, VoIP services are deemed interstate services subject to regulation by the FCC. The FCC made this determination concerning a VoIP service offering by a particular provider of VoIP services. This FCC finding was specific to a particular company that provides a different service than we offer, and our offering of VoIP services may or may not be found to be an interstate offering. Further, the FCC’s order finding that a particular type of VoIP service is interstate has been appealed. We cannot predict what the outcome of the appeal will be nor can we predict what impact, if any, it may have on our business.

On February 12, 2004, the FCC opened a rulemaking proceeding that is considering, among other things, whether to classify VoIP services as information or telecommunications services under federal law. Other issues under consideration include access to telephone numbers, contributions to the Universal Service Fund, the applicability of certain consumer protection rules, intercarrier compensation arrangements and issues relating to the impact of VoIP services on providers of traditional telecommunications services in rural areas. Based on the conclusions reached in that rulemaking, additional regulatory requirements, fees and surcharges may apply to our VoIP services, which may increase the costs associated with our VoIP offerings. As a result, we may have to raise prices or terminate certain or all of our VoIP offerings.

On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning the provision of emergency services by certain VoIP providers. While the order does not currently apply to our VoIP services, the FCC’s rulemaking is considering whether to extend the order requiring providers of VoIP services to offer E-911 capabilities to VoIP services like ours. Should this occur, we would incur additional expenses and could be restricted from offering our service or accepting new customers in markets where we have not deployed an E-911 solution that conforms to the requirements of the order. We have not deployed an E-911 solution and do not expect to have an E-911 solution available in the near term, if at all.

On September 9, 2005, the FCC granted, in part, a petition from the California Public Utilities Commission, or CPUC, seeking authority to implement two statewide specialized area code overlays in California. VoIP and dialup Internet access services may be subject to the specialized overlays should the CPUC choose to implement their delegated authority. If the CPUC does so, users of VoIP services could be required to obtain telephone numbers from specific area codes and we could be required to provision new telephone numbers to our customers that access our service via dialup accounts. The FCC’s order allows the CPUC to determine what services will be required to assign numbers from the specialized overlay area codes. Should the CPUC determine that VoIP providers must assign telephone numbers from the specialized overlay area codes, we could be placed at a competitive disadvantage compared to traditional telecommunications providers because our ability to offer telephone numbers from a variety of California area codes would be limited. Also, future customers may not be able to transfer their existing telephone numbers to our service. These results could have a material adverse effect on our business. Certain parties have filed petitions for reconsideration of the FCC’s order that could result in the modification of the FCC’s delegation of authority to the CPUC.

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

On February 14, 2006, the FCC released a Notice of Proposed Rulemaking that will examine existing practices in the telecommunications industry to protect consumers’ privacy. The FCC is considering, among other issues, the security measures carriers currently have in place, what inadequacies exist in those measures, and what additional or enhanced security measures may be warranted to better protect consumers’ privacy. The FCC is also seeking comment on whether it is appropriate to extend these privacy rules to providers of VoIP and other IP-enabled services. If the rules are adopted and applied to our VoIP services, the proposed requirements could change the way that we interact with our subscribers and how we maintain or share customer records, and could therefore impose new costs on our business.

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

The Internet Tax Freedom Act, which placed a moratorium on new state and local taxes on Internet commerce, has been extended through November 2007. However, future laws imposing taxes or other regulations on the provision of goods and services over the Internet could make it substantially more expensive to operate our business. In addition, the FCC is in the process of determining whether certain federal taxes and other regulatory charges, such as Universal Service Funding, should apply to VoIP service providers. The FCC’s state preemption order also did not preclude states from attempting to tax VoIP service providers or from imposing surcharges like those applicable to E-911 services. Accordingly, future action could be taken to impose various federal, state and local taxes on our VoIP services or to subject us to E-911 surcharges regardless of whether the FCC’s VoIP E-911 order applies to our service offering.

Our business is also subject to a variety of other U.S. and foreign laws and regulations that could subject us to liabilities, claims or other remedies, such as laws relating to bulk email or “spam,” access to various types of content by minors, anti-spyware initiatives, encryption, data protection, security breaches and consumer protection. Compliance with these laws and regulations is complex and may impose significant additional costs on us. The compliance efforts of third parties could also make it more expensive for us to operate our business. For example, AOL and Yahoo! recently announced their plans to reduce the amount of bulk email or “spam” sent through their email services by changing their “whitelists” into a pay program pursuant to which bulk email senders would be required to pay a per-email-fee to guarantee the delivery of their messages.

In addition, the regulatory framework relating to Internet services is evolving and both the federal government and states from time to time pass legislation that impacts our business. There are a number of legislative proposals before the United States Congress and various state legislative bodies that may relate to our business. It is likely that additional laws and regulations will be adopted that would affect our business. The adoption of additional laws and regulations that affect our competitors, for example, network neutrality proposals, could also have an effect our business. We cannot predict the impact that future regulatory changes or developments may have on our business, financial condition, results of operations or cash flows. The enactment of any additional laws or regulations, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

Changes in, or interpretations of, laws regarding consumer protection could subject us to liability or cause us to change our practices.

Consumer protection laws and enforcement actions regarding advertising and user privacy, especially relating to children, are becoming more prevalent. The FTC has conducted investigations into the privacy practices of companies that collect information about individuals on the Internet. The FTC has also investigated us and other ISPs in connection with marketing, billing, customer retention, cancellation and disclosure practices. Juno and the FTC entered into a consent agreement, which was approved by the FTC on June 29, 2001, that provides for redress payments and specific disclosures or notices regarding, among other things, the cost of its Internet access services, its cancellation terms and local versus long-distance charges, as well as the requirement to provide adequate customer support to process cancellations. We received an inquiry regarding our compliance with the consent agreement on October 14, 2005, and we submitted a response on December 14, 2005. We have not received any further communication on this matter.

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

We may stop paying quarterly cash dividends on our common stock.

Commencing with the second quarter of 2005, we have declared and paid a quarterly cash dividend of $0.20 per share of common stock. The payment of future dividends is discretionary and will be subject to determination by our board of directors each quarter following its review of our financial performance. Our future cash flows will significantly decline from what we experienced in 2005 due to the payment of income taxes, and our cash balances will decline if we use our cash to acquire businesses, repurchase stock or for other purposes. We cannot assure you that we will continue to pay quarterly cash dividends, and if we do not, our stock price could be negatively impacted.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We currently maintain the following principal facilities:

Facilities	Location	Approximate Square Feet	Lease Expiration
Principal executive and corporate offices	Woodland Hills, California	112,000	2014
Operations facility	Renton, Washington	61,000	2009
Customer support and technology facility	Hyderabad, India	30,000	2008
Operations and technology facility	New York, New York	23,000	2010
Operations facility	Orem, Utah	16,000	2010

Our corporate headquarters are located in Woodland Hills, California, and we also maintain offices in Renton, Washington; New York, New York; Brisbane, California; Orem, Utah; Hyderabad, India; and Munich, Germany. We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate any physical expansion of our corporate and operations facilities, customer support and technology centers or for any additional sales offices.

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

On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff’s patent which purports to cover user access to a computer network. On October 28, 2005, the court issued an order granting defendants’ motions for summary judgment of non-infringement of the patent. MyMail has filed a notice of appeal of the trial court’s ruling.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Nasdaq National Market (“NASDAQ”) under the symbol “UNTD” since September 26, 2001. Prior to that, NetZero common stock had been quoted on the NASDAQ under the symbol “NZRO” since September 23, 1999. The following table sets forth, for the quarters indicated, the high and low prices per share of our common stock as reported on the NASDAQ.

	High	Low
Year Ended December 31, 2004
Quarter ended March 31, 2004	$20.97	$14.93
Quarter ended June 30, 2004	20.75	15.76
Quarter ended September 30, 2004	17.47	8.59
Quarter ended December 31, 2004	12.00	9.10
Year Ended December 31, 2005
Quarter ended March 31, 2005	$11.85	$9.75
Quarter ended June 30, 2005	13.08	8.51
Quarter ended September 30, 2005	14.05	10.70
Quarter ended December 31, 2005	15.03	12.57
Period from January 1, 2006 through February 28, 2006	$15.40	$11.70

On February 28, 2006, there were 864 holders of record of our common stock.

Dividends

In May, August and October of 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The quarterly dividends were paid on May 31, 2005, August 31, 2005 and November 30, 2005 and totaled $12.6 million, $12.7 million and $12.8 million, respectively.

In February 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock, which was paid on February 28, 2006 and totaled $12.9 million.

The payment of future dividends is discretionary and will be subject to determination by the Board of Directors each quarter following its review of the Company’s financial performance. Dividends declared and paid are not a return of profits but rather a distribution of amounts paid in by the stockholders.

Common Stock Repurchase Program

Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. On April 29, 2005, the Board of Directors extended the program through December 31, 2006. At December 31, 2005, we had repurchased $139.2 million of our common stock under the program.

Share repurchases executed under the common stock repurchase program at December 31, 2005 were as follows (in thousands, except per share amounts):

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

In February 2006, we announced our intention to offer our eligible employees the opportunity to exchange any outstanding stock options granted to them which have an exercise price per share of our common stock at or above $16.00 (the “Eligible Options”) in return for restricted stock units (“RSUs”). The number of RSUs that will be issued in exchange for each tendered Eligible Option will be based on the per share exercise price of that option and will, in all events, be less than the number of shares subject to the tendered option. Eligible options with exercise prices between $16.00 and $20.00 will be exchanged based on a ratio of one RSU for four eligible options. Eligible options with exercise prices greater than $20.00 will be exchanged based on a ratio of one RSU for five eligible options. There are approximately 1.9 million Eligible Options, which could be exchanged for approximately 0.4 million RSUs.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

The following table presents the consolidated statements of operations data for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003, and the year ended June 30, 2003, and the consolidated balance sheet data at December 31, 2005 and 2004. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statements of operations data for the years ended June 30, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003 and June 30, 2003, 2002 and 2001 and are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

The following amounts are in thousands, except per share data:

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2005	2004(1)	2003(2)	2003(3)	2002(4)	2001(5)
Consolidated Statements of Operations Data:
Total revenues	$525,061	$448,617	$185,738	$277,295	$167,515	$57,217
Operating income (loss)	$86,560	$79,493	$32,639	$21,721	$(53,946)	$(215,087)
Net income (loss)	$47,127	$117,480	$33,327	$27,792	$(47,810)	$(205,756)
Net income (loss) per share—basic	$0.77	$1.91	$0.52	$0.45	$(0.90)	$(6.03)
Net income (loss) per share—diluted	$0.74	$1.81	$0.48	$0.41	$(0.90)	$(6.03)

	December 31,				June 30,
	2005		2004	2003	2003	2002	2001
Consolidated Balance Sheet Data:
Total assets	$521,188		$519,852	$307,879	$280,676	$233,593	$183,863
Non-current liabilities	$45,863		$81,207	$—	$—	$—	$3,314
Cash dividends declared per common share	$0.60	(6)	$—	$—	$—	$—	$—

(1)          In November 2004, we acquired Classmates. The results of Classmates are included in our consolidated results of operations from the date of acquisition. Net income included tax benefits of $68.6 million for the year ended December 31, 2004.

(2)          Net income included tax benefits of $12.3 million for the six months ended December 31, 2003.

(3)          Net income included tax benefits of $4.3 million for the year ended June 30, 2003.

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

(6)          In May, August and October of 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of consumer Internet subscription services through a number of brands, including NetZero, Juno and Classmates Online. Our subscription services include dial-up Internet access, social-networking, VoIP telephony, personal Web-hosting, premium email, Internet security and online digital photo-sharing, among others. We also offer advertising-supported versions of many of our services at no charge to consumers. On a combined basis, our Web properties attract a significant number of Internet users each month. Advertisers can reach this audience through the United Online Media Group, which offers marketers a broad array of Internet advertising products as well as online market research and measurement services.

At December 31, 2005, we had approximately 5.0 million pay accounts representing approximately 6.4 million total subscriptions, and approximately 17.6 million active accounts. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our pay services. A subscription represents a unique subscription to any individual pay service. “Active” accounts include total pay accounts as well as free users who have logged onto our access, social-networking, email or VoIP services during the preceding 31 days. Active accounts also include those free hosted Web sites that have received at least one visit during the preceding 90 days and the number of free photo-sharing users that logged on to the service at least once within the preceding 90 days.

Pay Accounts and Subscriptions

The following table sets forth (in thousands), for the periods presented, an analysis of our pay accounts and subscriptions. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our services. A subscription represents a unique subscription to any individual pay service offered by us including Internet access, social-networking, accelerator services, premium email, Web-hosting and domain name registration, premium content, VoIP, Internet security and online photo-sharing subscriptions. Internet access and accelerator are counted as two subscriptions, although most subscribers to the accelerated service currently purchase it bundled with our standard Internet access. While we currently consider our non-access services to include VoIP, social-networking, premium email, Web-hosting and domain name registration, premium content and photo-sharing, certain of these services are derived from, or are dependent on, our access services.

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
Pay Accounts:
Internet access	2,855	2,980	3,078	3,130	3,100
Non-access services	2,154	2,060	1,955	1,822	1,726
Total pay accounts	5,009	5,040	5,033	4,952	4,826
Subscriptions:
Internet access	2,855	2,980	3,078	3,130	3,100
Accelerator	1,214	1,205	1,196	1,170	1,105
Non-access services	2,303	2,186	2,064	1,900	1,781
Total subscriptions	6,372	6,371	6,338	6,200	5,986

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

We have experienced declines in our pay access accounts beginning in the quarter ended June 30, 2005 and currently anticipate that our pay access accounts will continue to decline in the future. In the quarter ended December 31, 2005, we experienced a decline in our total pay accounts for the first time due to a decrease in pay access accounts exceeding the growth in non-access pay accounts during the quarter. In addition, growth in non-access subscriptions was almost entirely offset by a decrease in access subscriptions and we experienced a decline in the rate of growth in subscriptions to our accelerator services. We anticipate declines in access and accelerator subscriptions in the future. While we anticipate limited growth in our total pay accounts during the first quarter of 2006, there can be no assurance that we will achieve such growth or that pay accounts and subscriptions will not decline during the quarter and in the future. The dial-up Internet access market as a whole is decreasing, and the value-priced segment is intensely competitive. We, as well as our competitors, have become more aggressive in offering discounts and free months of service to obtain and retain dial-up subscribers. In addition, providers of broadband services have become increasingly aggressive in discounting their services with several broadband offerings now priced at or below the prices for dial-up services, at least for introductory periods. While we intend to continue to devote significant resources to our Internet access services, we have diversified our business by acquiring or developing a number of non-access Internet services, including social-networking, VoIP, personal Web-hosting, premium email and content, and online digital photo-sharing. A significant part of our strategy is to enhance and market certain of these services as well as to expand the non-access services we offer by acquiring or developing new services. As a result, we have shifted a greater portion of our management focus, marketing expenditures and product development initiatives away from Internet access to non-access services.

Results of Operations

The following table sets forth (with dollars in thousands), for the periods presented, selected historical statements of operations data. The information contained in the table below should be read in conjunction with Liquidity and Capital Resources, Critical Accounting Policies and Estimates and Financial Commitments included in this Item 7 as well as the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December, 31,						Six Months Ended December 31,				Year Ended June 30,
	2005		2004		2003		2003		2002		2003
					(unaudited)				(unaudited)
Statements of Operations Data:
Revenues:
Billable services	$465,980	89%	$410,821	92%	$306,086	90%	$167,639	90%	$109,343	88%	$247,790	89%
Advertising and commerce	59,081	11	37,796	8	33,079	10	18,099	10	14,525	12	29,505	11
Total revenues	525,061	100	448,617	100	339,165	100	185,738	100	123,868	100	277,295	100
Operating expenses:
Cost of billable services	98,157	19	94,999	21	92,785	27	46,182	25	42,690	34	89,293	32
Cost of free services	12,515	2	7,393	2	9,659	3	3,953	2	6,897	6	12,603	5
Sales and marketing	209,292	40	178,981	40	120,619	36	70,526	38	36,530	30	86,623	31
Product development	40,009	8	27,454	6	21,881	6	10,488	6	11,661	9	23,054	8
General and administrative	56,729	11	39,894	9	29,087	9	14,022	7	12,740	10	27,805	10
Amortization of goodwill and intangible assets	21,799	4	20,403	5	15,856	5	7,928	4	8,483	7	16,411	6
Restructuring charges	—	—	—	—	(215)	—	—	—	—	—	(215)	—
Total operating expenses	438,501	84	369,124	82	289,672	85	153,099	82	119,001	96	255,574	92
Operating income	86,560	16	79,493	18	49,493	15	32,639	18	4,867	4	21,721	8
Interest and other income, net	6,885	1	5,138	1	5,640	2	2,994	2	2,379	2	5,025	2
Interest expense	(6,073)	(1)	(1,202)	—	(1,004)	—	(587)	—	(318)	—	(735)	—
Income before income taxes	87,372	17	83,429	19	54,129	16	35,046	19	6,928	6	26,011	9
Provision (benefit) for income taxes	40,245	8	(34,051)	(8)	(754)	—	1,719	1	692	1	(1,781)	(1)
Net income	$47,127	9%	$117,480	26%	$54,883	16%	$33,327	18%	$6,236	5%	$27,792	10%

Revenues

Billable Services Revenues

Billable services revenues consist of subscription fees charged to pay accounts for dial-up and accelerated Internet access services, social-networking, Web-hosting and domain name registration services, premium email services, premium content, Internet security, photo-sharing services and VoIP. In addition, we charge fees for certain VoIP telephony for minutes and live telephone technical support. Our billable services revenues are primarily dependent on two factors: the average number of pay accounts for a period and the average monthly revenue per pay account (“ARPU”) for a period. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period. Changes in our pay account base are dependent on a number of factors including the effects of acquisitions, if any, during a period; the effectiveness of our marketing and distribution activities; the effects of competition; the number of free accounts upgrading to pay services, particularly during periods when we effect changes to our free services; the number of pay accounts that cancel their accounts or have their accounts terminated; changes in our marketing and related distribution channels; changes in our marketing expenditures; the effects of seasonality; and the impact of new types of pay services. ARPU is calculated by dividing billable services revenues for a period by the average number of pay accounts for that period. ARPU may fluctuate from period to period as a result of a variety of factors including changes in the mix of pay subscriptions and their related pricing plans; the use of promotions, such as one or more free months of service, and discounted pricing plans to obtain or retain subscribers; increases or decreases in the price of our services; the number of services subscribed to by each pay account; pricing and success of new pay services and the penetration of these types of services as a percentage of total pay accounts; and the timing of pay accounts being added or removed during a period.

Billable services revenues increased by $55.2 million, or 13%, to $466.0 million for the year ended December 31, 2005, compared to $410.8 million for the year ended December 31, 2004. The increase in billable services revenues was due to an increase in our average number of pay accounts from 3,859,000 for the year ended December 31, 2004 to 4,917,000 for the year ended December 31, 2005. The increase in the average number of pay accounts is primarily attributable to the Classmates acquisition which had approximately 1,452,000 pay accounts at the time of acquisition and, to a lesser extent, growth in pay accounts for the Classmates’ social-networking services following the Classmates acquisition and growth in premium email and other non-access pay accounts. The increase in the average number of pay accounts was offset partially by a decrease in the number of pay access accounts, which resulted in a slight decrease in revenues from our pay access services. This decrease in revenues from our pay access services was partially offset by an increase in revenues attributable to our accelerator services due to an increase in the number of subscriptions to such services.

The increase in billable services revenues as a result of the increase in our average number of pay accounts was offset partially by a decrease in ARPU from $8.87 for the year ended December 31, 2004 to $7.90 for the year ended December 31, 2005. The decrease in ARPU is attributable to the increased percentage of non-access accounts as a percentage of total pay accounts since our non-access accounts generally have a significantly lower ARPU. The decrease in ARPU is also attributable to a small decline in ARPU for our access services due to increased use of free months of service and promotional pricing to obtain or retain pay access accounts, offset partially by an increased number of subscriptions to our accelerator services.

For the year ended December 31, 2005, approximately 16% of our billable services revenues were attributable to non-access services as compared to approximately 3% for the year ended December 31, 2004. We anticipate continued increases in non-access pay accounts and decreases in pay access accounts. As a result, we anticipate that an increasing percentage of our billable services revenues will be attributable to non-access services. However, because the ARPU for our access services is expected to continue to decline, and most of our non-access services have a significantly lower ARPU than our access services, we anticipate a continued decrease in ARPU. Currently we do not anticipate that growth in pay accounts, if any, will offset the revenue declines associated with declines in ARPU. As such, we anticipate declines in billable services revenues. The December 2005 quarter was the first quarter we experienced a decline in billable services revenues.

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

Advertising and commerce revenues increased by $21.3 million, or 56%, to $59.1 million for the year ended December 31, 2005, from $37.8 million for the year ended December 31, 2004. The increase was attributable primarily to increased advertising revenues associated with our social-networking business and, to a lesser extent, advertising revenues generated from our Web-hosting business and our search arrangement with Yahoo! Search. These increases were offset partially by a decrease in revenues generated from our expired agreement with General Motors Corporation (“GM”), from which we derived approximately 6% of our advertising and commerce revenues for the year ended December 31, 2004.

For the year ended December 31, 2005, 43% of advertising and commerce revenues were attributable to our non-access services, which compares to 11% for the year ended December 31, 2004. We anticipate that an increasing percentage of our advertising and commerce revenues will be attributable to our non-access services.

Cost of Billable Services

Cost of billable services includes direct costs of billable services and costs that have been allocated to billable services. Direct costs consist of costs related to providing telephone technical support, customer billing and billing support to our pay accounts, domain name registration fees and costs associated with our VoIP telephony service, which include telecommunications costs and costs for license fees, customer support and depreciation. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our networks and data centers, depreciation of network computers and equipment, email technical support and license fees. We allocate costs associated with access services between billable services and free services based on the aggregate hourly usage of our pay access accounts as a percentage of total hours used by our active access accounts. We allocate costs associated with Web hosting and online photos between billable services and free services based on estimated bandwidth used by pay Web-hosting and online photo accounts relative to estimated bandwidth used by free Web-hosting and online photo accounts. Costs associated with our social-networking services are allocated between billable services and free services based on the number of Web site visits by pay accounts relative to the total number of visits. Costs associated with our VoIP telephony service are all allocated to cost of billable services.

Cost of billable services increased by $3.2 million, or 3%, to $98.2 million for the year ended December 31, 2005, compared to $95.0 million for the year ended December 31, 2004. The increase was primarily due to our social-networking business and $1.2 million in costs associated with our VoIP telephony service, including a $3.7 million increase in network personnel and overhead-related costs, a $1.8 million increase in customer support and billing-related costs as a result of an increase in the number of pay accounts, and a $1.6 million increase in network depreciation allocated to billable services. These increases were partially offset by a $4.1 million decrease in telecommunications costs. Telecommunications costs decreased as a result of a decrease in the average monthly usage per pay access account and a slight decrease in average hourly telecommunications costs. Telecommunications hours allocated to our pay access account base increased to approximately 97% of total telecommunications hours purchased during the year ended December 31, 2005, compared to approximately 94% during the year ended December 31, 2004.

Cost of billable services as a percentage of billable services revenues decreased by 2% to 21.1% in the year ended December 31, 2005, compared to 23.1% in the year ended December 31, 2004. The decrease resulted primarily from lower costs as a percentage of revenues associated with our pay social-networking and Web-hosting services relative to our pay access services, and lower costs as a percentage of revenues associated with our pay access services due primarily to a decrease in average hourly telecommunications costs and average hourly usage per pay access account. However, cost of billable services as a percentage of billable services revenues increased to 20.7% and 21.9% during the September 2005 and December 2005 quarters, respectively, due primarily to decreases in ARPU for our access services and increased costs associated with our VoIP telephony service. We currently anticipate that cost of billable services as a percentage of billable services revenues will continue to increase due to a number of factors, including, increased compensation expense recognized in connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, commencing in the March 2006 quarter.

Our cost of billable services as a percentage of billable services revenues is highly dependent on the pricing for our services, our average hourly telecommunications cost and usage, and our average customer billing and support costs per pay account. If we are not successful in the percentage of our pay access accounts subscribing to our accelerated access services, or increasing the percentage of our pay account base subscribing to higher margin services including our social-networking services, or if due to competitive or other factors we decrease the pricing for our access or other services or increase the use of promotions such as one or more free months of service, or if our new pay services are less profitable than our existing pay services, it is likely that our cost of billable services as a percentage of billable services revenues would be adversely impacted. In particular, we anticipate that our VoIP service will be less profitable than our existing pay services and have launched our pay VoIP services offering three months of free service which will negatively impact our cost of billable services as a percentage of revenues. While our average hourly telecommunications costs have decreased consistently for some time, we experienced slightly higher hourly telecommunications costs in the June 2005 quarter versus the March 2005 quarter due to less efficient port utilization associated with a decrease in total telecommunications hours utilized by our pay access account base. The decrease in total hours utilized was attributable to lower average monthly usage per pay access account and a decrease in pay access accounts. We may experience increased average hourly telecommunications costs in future periods, particularly if these trends continue or if we expand our service coverage to additional geographic areas where telecommunications costs are higher. Additionally, while the average hourly usage of our pay access accounts decreased in the year ended December 31, 2005 compared to the year ended December 31, 2004, we may experience increased average hourly usage in future periods when compared to the comparable period of the prior year, which would adversely impact this percentage.

Cost of Free Services

Cost of free services includes direct costs and costs that have been allocated to free services. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating our network and data centers, depreciation of network computers and equipment and email technical support. We allocate costs associated with access services between billable services and free services based on the aggregate hourly usage of our free access accounts as a percentage of total hours used by our active access accounts. We allocate costs associated with Web hosting and online photos between billable services and free services based on estimated bandwidth used by free Web-hosting and online photo accounts. Costs associated with our social-networking services are allocated between billable services and free services based on the number of Web site visits by free accounts relative to the total number of user visits.

Cost of free services increased by $5.1 million, or 69%, to $12.5 million for the year ended December 31, 2005, compared to $7.4 million for the year ended December 31, 2004. The increase was due primarily to increased costs associated with our social-networking business since the acquisition. The increases include a $4.3 million increase in personnel and overhead-related costs and a $1.7 million increase in depreciation. The increases were partially offset by a $0.8 million decrease in telecommunications costs. The decrease in telecommunications costs was a result of a decrease in average hourly telecommunications costs, a decrease in the number of active free access accounts and a slight decrease in the average hourly usage of these accounts. The decrease in free active access accounts resulted from free accounts upgrading to our pay services, fewer new free account sign-ups and additional accounts becoming inactive. Telecommunications hours allocated to our free access accounts decreased to approximately 3% of total telecommunications hours purchased during the year ended December 31, 2005, compared to approximately 6% during the year ended December 31, 2004. Cost of free services could increase as a percentage of revenues in 2006 as a result of a number of factors, including increased compensation expense recognized in connection with the adoption of SFAS No. 123R, commencing in the March 2006 quarter.

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

Sales and marketing expenses increased by $30.3 million, or 17%, to $209.3 million for the year ended December 31, 2005, compared to $179.0 million for the year ended December 31, 2004. The increase was primarily due to increased expenditures for our social-networking service. Marketing, promotion and distribution costs increased by $12.3 million primarily due to promotion of our non-access businesses, particularly our social-networking service, offset partially by a reduction in expenses related to promoting our access services. In addition, personnel-related expenses increased by $10.0 million and telemarketing expenses related to customer acquisition, retention and up-sell activities increased by $5.2 million. Increases in prices to purchase advertising, combined with seasonal factors in the access business and more intense competition for pay accounts, may adversely impact the effectiveness of our marketing activities and our ability to grow our pay account base and maintain our revenues. While our sales and marketing expenses increased in 2005 versus 2004, quarterly sales and marketing expenses, both in terms of absolute dollars and as a percentage of revenues, decreased beginning the second quarter of 2005 through the fourth quarter of 2005. We currently anticipate a significant decrease in sales and marketing expenses for 2006 versus 2005. However, the anticipated decrease could be substantially offset by increased compensation expense recognized in connection with the adoption of SFAS No. 123R, commencing in the March 2006 quarter. In addition, if we determine that decreased marketing expenses are adversely impacting our business, we may choose to allocate more to marketing expenses than we currently anticipate, which may adversely impact our profitability.

Our marketing expenditures and the allocation of our marketing resources among our various services may vary significantly from quarter to quarter depending on a number of factors including the effectiveness of our marketing activities, changes in the mix of our marketing activities, changes in the cost to purchase advertising, changes in the number of pay accounts, the introduction of new services such as VoIP, and the impact of such activities on our results of operations. While we anticipate that sales and marketing expenses as a percentage of revenues, excluding the impact of increased compensation expense associated with the adoption of SFAS No. 123R will decrease in 2006 to between 30% and 35% from approximately 40% in 2005, we may choose to either significantly increase or decrease such expenses as a percentage of revenues in any particular quarterly period. We have decreased our sales and marketing expenses for our pay access services and expect to continue to decrease such expenses in future quarters. We have entered into a number of longer-term offline distribution relationships for our access services. We intend to continue to focus on increasing both our offline and online distribution channels in the near term. Increased fees paid to distribution partners could result in our spending more on marketing than we currently anticipate. Our ability to increase or decrease our marketing expenditures from period to period may be more limited to the extent distribution partners constitute a significant portion of our marketing expenditures. Our pay account base declined during the fourth quarter of 2005. Continued decreases in marketing expenditures will likely adversely impact our ability to increase or maintain our pay account base.

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

Product development expenses increased by $12.6 million, or 46%, to $40.0 million for the year ended December 31, 2005, compared to $27.5 million for the year ended December 31, 2004. The increase was primarily the result of increased personnel-related expenses for our social-networking and Web-hosting businesses which we acquired during 2004, including a $7.8 million increase in compensation costs. Additionally, headcount and compensation costs increased as a result of increased personnel related to the development of new products during 2005, including our enhanced accelerator service and our VoIP telephony service. The increase was also the result of a $2.0 million increase in depreciation; a $1.0 million increase in stock-based compensation related to the issuance of RSUs beginning in the March 2005 quarter; a $0.5 million increase in license fees; and a $0.4 million increase in professional and consulting fees. We anticipate that we will continue to increase our product development expenses, both in dollar terms and as a percentage of revenues in 2006. Product development expenses were reduced by capitalized compensation costs of approximately $4.2 million during the year ended December 31, 2005, compared to approximately $0.2 million for the year ended December 31, 2004. The majority of the capitalized compensation costs in the year ended December 31, 2005 related to the development of our VoIP telephony service and the new version of our accelerator service. Product development expenses could increase as a percentage of revenues in 2006 as a result of a number of factors, including increased compensation expense recognized in connection with the adoption of SFAS No. 123R, commencing in the March 2006 quarter.

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

General and administrative expenses increased by $16.8 million, or 42%, to $56.7 million for the year ended December 31, 2005, compared to $39.9 million for the year ended December 31, 2004 primarily due to increases in expenses attributable to our social-networking business, which we acquired in November 2004, and a $5.4 million increase in stock-based compensation primarily related to RSUs issued beginning in March 2005. We incurred a $6.4 million increase in personnel-related expenses as a result of higher compensation costs; a $2.9 million increase in professional and consulting fees; a $2.8 million increase in overhead-related costs, including an increase of $2.0 million in depreciation; and a $1.9 million increase in facilities costs as a result of increased rent for our corporate headquarters and facilities related to our Web-hosting and social-networking businesses. These increases were partially offset by the incurrence of $3.3 million in lease termination fees, accelerated depreciation and other facility-exit costs in the year ended December 31, 2004 in connection with the relocation of our corporate offices in August 2004. General and administrative expenses could increase as a percentage of revenues in 2006 as a result of a number of factors, including increased compensation expense recognized in connection with the adoption of SFAS No. 123R, commencing in the March 2006 quarter.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of acquired pay accounts and free accounts, acquired trademarks and trade names, purchased technologies and other identifiable intangible assets. At December 31, 2005, we had approximately $59.3 million in net identifiable intangible assets resulting primarily from the acquisitions of Classmates, BlueLight Internet assets and the Web-hosting and PhotoSite businesses. At December 31, 2005, we had approximately $80.5 million in goodwill resulting from the acquisitions of Classmates and the Web-hosting and PhotoSite businesses. In accordance with the provisions set forth in SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount.

Amortization of intangible assets increased by $1.4 million, or 7%, to $21.8 million for the year ended December 31, 2005, compared to $20.4 million for the year ended December 31, 2004. The increases are due to the amortization of identifiable intangible assets from our acquisitions of Classmates and the PhotoSite business, offset partially by a decrease in amortization of intangible assets from the Merger. We recorded a reduction in the remaining intangible assets from the Merger of approximately $11.2 million during the December 2004 quarter in connection with the release of the deferred tax valuation allowance. In addition, the increase was related to the amortization of identifiable intangible assets throughout 2005 from the acquisition of our Web-hosting business in April 2004. Certain of the acquired intangible assets are amortized on an accelerated basis to better match the expense to the expected cash flows from those assets.

Interest and Other Income, Net

Interest income consists of earnings on our cash, cash equivalents and short-term investments. Other income and expense, net consists of realized gains and losses recognized in connection with the sale of short-term investments. Interest and other income, net increased by $1.7 million, or 34%, to $6.9 million for the year ended December 31, 2005, compared to $5.1 million for the year ended December 31, 2004 as a result of higher interest rates and higher average balances on our cash and cash equivalents and short-term investments. Net realized gains on our short-term investments were not significant for the year ended December 31, 2005. Net realized gains on our short-term investments were approximately $0.1 million for the year ended December 31, 2004.

Interest Expense

Interest expense consists of interest expense on our term loan, capital leases and the amortization of premiums on certain of our short-term investments. Interest expense increased by $4.9 million to $6.1 million for the year ended December 31, 2005, compared to $1.2 million for the year ended December 31, 2004. The increase was primarily the result of interest on the outstanding balance on the term loan, which was issued in December 2004. In January 2006, we repaid the remaining balance of $54.2 million on the term loan. As a result, we anticipate a significant decrease in interest expense in 2006.

Provision for Income Taxes

For the year ended December 31, 2005, we recorded a tax provision of $40.2 million on pre-tax income of $87.4 million, resulting in an effective tax rate of 46.1%. The effective tax rate differs from the statutory rate primarily due to compensation, including stock-based compensation, that was limited under Section 162(m) of the Internal Revenue Code (the “Code”); foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization; and the re-measurement of net deferred tax assets, including a change in New York State tax law. This re-measurement resulted in an increase to the tax provision for the year ended December 31, 2005 by approximately $2.5 million, or 2.8%.

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

At December 31, 2005, the Company had net operating loss and tax credit carryforwards for federal and state income tax purposes of approximately $192 million and $249 million, respectively, which begin to expire in 2018 and 2007, respectively. With respect to the state net operating losses, certain amounts will be further reduced pursuant to the state allocation and apportionment laws. These carryforwards have been adjusted to reflect limitations under Section 382 of the Code.

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

ARPU was $8.87 for the year ended December 31, 2004, compared to $10.07 for the year ended December 31, 2003. ARPU for the December 2004 quarter was $8.98, a decrease from $10.60 in the September 2004 quarter. These decreases in ARPU were due primarily to the timing of the addition of 1,452,000 pay accounts from our acquisition of Classmates in November 2004, and due to the lower ARPU of the Classmates pay service. Additionally, these decreases were due to an increase in the percentage of pay accounts with a lower ARPU, particularly our premium email services; a decrease in the percentage of total pay accounts comprised of our accelerator services which generates a significantly higher average ARPU; an increase in the number of free months of service offered for initial trial periods and retention programs; and an increase in the number of accounts signing up for promotional pricing plans. In addition, we experienced slower growth in the number of accelerator subscriptions.

Advertising and Commerce Revenues

Advertising and commerce revenues increased by $4.7 million, or 14%, to $37.8 million for the year ended December 31, 2004, from $33.1 million for the year ended December 31, 2003. The increase was attributable to an increase in revenue generated from our search arrangement with Yahoo! Search, and advertising revenues generated from our 2004 Web-hosting and Classmates acquisitions. The increase was offset partially by a decrease in revenues generated from our expired agreement with GM, from which we derived 6% and 41% of our advertising and commerce revenues for the years ended December 31, 2004 and 2003, respectively.

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

Sales and Marketing

Sales and marketing expenses increased by $58.4 million, or 48%, to $179.0 million for the year ended December 31, 2004, compared to $120.6 million for the year ended December 31, 2003. Sales and marketing was approximately 40% of revenues for the year ended December 31, 2004, compared to approximately 36% of revenues for the year ended December 31, 2003. The increase was primarily attributable to a $48.7 million increase in marketing, promotion and distribution costs. Additionally, sales and marketing expenses increased as a result of an $8.2 million increase in telemarketing expenses related to customer acquisition, retention and up-sell activities and a $1.2 million increase in personnel-related expenses.

Product Development

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

Amortization of Intangible Assets

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

Amortization of intangible assets increased by $4.5 million, or 29%, to $20.4 million for the year ended December 31, 2004, compared to $15.9 million for the year ended December 31, 2003. The increase was due to the amortization of identifiable intangible assets from the acquisition of the Web-hosting assets of About, Inc. in April 2004 and the acquisition of Classmates in November 2004. We recorded a reduction in intangible assets of approximately $11.2 million during the December 2004 quarter in connection with the release of the deferred tax valuation allowance.

Restructuring Charges

We had no restructuring charges or benefits during the year ended December 31, 2004 as compared to a $0.2 million benefit to restructuring charges during the year ended December 31, 2003 as a result of contract termination fees expensed in earlier periods in excess of final negotiated settlements.

Interest and Other Income, Net

Interest and other income, net decreased by $0.5 million, or 9%, to $5.1 million for the year ended December 31, 2004, compared to $5.6 million for the year ended December 31, 2003. The decrease was the result of lower average returns due to a shift toward tax-exempt holdings. Other income associated with net realized gains on our short-term investments was $0.1 million for the year ended December 31, 2004.

Interest Expense

Interest expense increased by $0.2 million, or 20%, to $1.2 million for the year ended December 31, 2004, compared to $1.0 million for the year ended December 31, 2003. Interest expense increased as a result of the outstanding balance on the term loan in the December 2004 quarter.

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

Consistent with prior periods, in determining the need for a valuation allowance related to our deferred tax assets at December 31, 2004, we reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, Accounting for Income Taxes, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Section 382 of the Code, future income projections and potential tax-planning strategies. Based upon our assessment of all available evidence, we concluded that, primarily with the exception of certain foreign net operating losses, it is more likely than not that the remaining deferred tax assets will be realized. This conclusion was based primarily on our trend of profitable operations and financial projections to generate significant amounts of taxable income in future periods, on a consistent and prolonged basis, in order to utilize the remaining deferred tax assets.

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

Revenues

Billable Services Revenues

Billable services revenues increased by $58.3 million, or 53%, to $167.6 million for the six months ended December 31, 2003, compared to $109.3 million for the six months ended December 31, 2002. The increase was due to an increase in our average number of pay accounts and an increase in our ARPU. Our average number of pay accounts was approximately 2,720,000 during the six months ended December 31, 2003, compared to approximately 1,942,000 for the six months ended December 31, 2002. The increase in our average number of pay accounts resulted from a number of factors including increased marketing and promotion of our pay services, the acquisition of approximately 174,000 pay accounts from BlueLight in November 2002 and a significant number of our free users upgrading to our pay access services. ARPU was $10.27 for the six months ended December 31, 2003, compared to $9.39 for the six months ended December 31, 2002. The increase in ARPU was due to an increase in the number of access accounts purchasing our $14.95 accelerator services, which were introduced in March 2003. In addition, the ARPU for the six months ended December 31, 2002 was negatively impacted by the acquisition of approximately 174,000 pay accounts from BlueLight at the end of November 2002. At December 31, 2003, subscriptions to our accelerated dial-up services comprised approximately 22% of our total pay account base.

Advertising and Commerce Revenues

Advertising and commerce revenues increased by $3.6 million, or 25%, to $18.1 million for the six months ended December 31, 2003, compared to $14.5 million for the six months ended December 31,

2002. The increase was primarily due to higher advertising revenues generated from our advertising agreement with GM and an increase in fees derived from our Internet search partners. We derived approximately 44% of our advertising and commerce revenues for the six months ended December 31, 2003 from GM, compared to approximately 36% for the six months ended December 31, 2002. The increase in advertising revenues from GM was partially a result of a $1.5 million performance bonus earned during the September 2003 quarter. We derived approximately 21% and 19% of our advertising and commerce revenues, respectively, for the six months ended December 31, 2003 and 2002 from Internet search fees primarily provided through our search agreement with Yahoo! Search. Our agreement with GM expired in December 2003 and was not renewed.

Cost of Billable Services

Cost of billable services increased by $3.5 million, or 8%, to $46.2 million for the six months ended December 31, 2003, compared to $42.7 million for the six months ended December 31, 2002. The increase was due to a $2.1 million increase in customer support and billing-related costs, a $1.3 million increase in telecommunications costs and a $0.7 million increase in network personnel and overhead-related costs allocated to billable services. These costs were partially offset by a $0.6 million decrease in network depreciation allocated to billable services. Telecommunications costs increased as a result of an increase in the average number of pay access accounts, which was partially offset by a 23% decrease in average hourly telecommunications costs and, to a lesser extent, a decrease in the average hourly usage per pay access account. Our average hourly telecommunications costs decreased as a result of better port utilization, improvements made in allocating our telecommunications usage to our lower cost vendors and lower telecommunications prices. Telecommunications hours allocated to our pay access account base increased to approximately 90% of total telecommunications hours purchased during the six months ended December 31, 2003, compared to approximately 84% during the six months ended December 31, 2002. Network personnel and overhead-related costs allocated to billable services increased due to the increase in telecommunications hours utilized by pay access accounts as a percentage of total telecommunications hours purchased. Customer support and billing-related costs increased as a result of the increase in the average number of pay access accounts. Depreciation expense allocated to billable services has decreased due to network assets placed in service in prior years becoming fully depreciated and significantly lower levels of capital expenditures in recent years versus prior years.

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

Sales and Marketing

Sales and marketing expenses increased by $34.0 million, or 93%, to $70.5 million for the six months ended December 31, 2003, compared to $36.5 million for the six months ended December 31, 2002. The increase was primarily attributable to a $29.9 million increase in marketing and promotion costs as a result of an expansion in marketing activities that focus on increasing our pay account base, promoting our accelerated dial-up services and building our brands. Additionally, sales and marketing expenses increased as a result of a $4.4 million increase in telemarketing expenses related to customer acquisition, retention and up sell activities. The increases were partially offset by a $0.2 million decrease in overhead-related costs.

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

General and Administrative

General and administrative expenses increased by $1.3 million, or 10%, to $14.0 million for the six months ended December 31, 2003, compared to $12.7 million for the six months ended December 31, 2002. The increase in general and administrative expenses was primarily the result of a $1.2 million increase in personnel-related expenses as a result of higher compensation costs, a $0.5 million increase in consulting and professional services and a $0.3 million net increase in legal settlement expenses, including the recognition of a $0.7 million credit as a result of a one-time favorable settlement of a contractual dispute in the September 2002 quarter. These increases were partially offset by a $0.6 million decrease in overhead- related costs.

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

Interest and Other Income, Net

Interest income, net increased by $0.6 million, or 26%, to $3.0 million for the six months ended December 31, 2003, compared to $2.4 million for the six months ended December 31, 2002. The increase in interest income was due to higher average cash, cash equivalent and short-term investment balances.

Interest Expense

Interest expense increased by $0.3 million, or 85%, to $0.6 million for the six months ended December 31, 2003, compared to $0.3 million for the six months ended December 31, 2002.

Provision for Income Taxes

Our deferred tax assets, net of valuation allowance, at December 31, 2003 of $26.4 million represented the expected utilization of net deferred tax assets through the period ended December 31, 2005. At December 31, 2002 our deferred tax assets were fully offset by valuation allowance based upon our assessment of all available evidence.

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

For the six months ended December 31, 2002, we recorded a tax provision of $0.7 million on pre-tax income of $6.9 million, which resulted in an effective tax rate of approximately 10%. The effective tax rate differed from the statutory tax rate primarily due to the actual utilization of federal net operating loss carryforwards during the period, the benefit of which had not been previously recognized, offset by current California state income tax due to the legislation enacted in September 2002. At December 31, 2002, based upon our assessment of all available evidence, we determined that it was not more likely than not that we would realize the benefit of our remaining net deferred tax assets.

At December 31, 2003, we had net operating loss and tax credit carryforwards for federal and state income tax purposes of approximately $272 million and $324 million, respectively, which begin to expire in

2018 and 2005, respectively. These carryforwards have been adjusted to reflect the limitations under Section 382 of the Code resulting from the Merger.

Liquidity and Capital Resources

Our total cash, cash equivalent and short-term investment balances increased by approximately $11.6 million, or 5%, to $244.4 million at December 31, 2005 compared to $232.8 million at December 31, 2004. Our summary cash flows for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003 were as follows (in thousands):

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2005	2004	2003	2003
Net cash provided by operating activities	$137,047	$123,960	$47,892	$65,106
Net cash used for investing activities	(3,389)	(108,010)	(25,886)	(79,643)
Net cash provided by (used for) financing activities	(89,643)	31,654	(29,386)	(268)

Net cash provided by operating activities increased by $13.1 million, or 11%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase is primarily the result of the following:

•       a $15.0 million net increase in working capital accounts due to increases in revenues and operating expenses and the timing of related cash receipts and payments, including an $8.7 million increase in income taxes payable; and

•       a $15.6 million increase in depreciation, amortization and stock-based compensation in the year ended December 31, 2005 compared to the year ended December 31, 2004 due to increases in capital expenditures and the acquisitions of Classmates and the PhotoSite business, offset significantly by a decrease in amortization of intangible assets from the Merger.

These increases were partially offset by:

•       a $9.8 million decrease in our income tax deductions resulting from the exercise of stock options by employees. Our net operating loss and tax credit carryforwards, when combined with exercises of employee stock options, have helped to reduce the level of cash paid for income taxes. However, cash paid for income taxes in 2005 was $14.0 million, compared to $2.9 million in 2004, with the majority occurring during the fourth quarter of 2005 which negatively impacted net cash provided by operating activities. We have approximately $17 million of net operating loss carryforwards available in 2006 and $12.5 million each year from 2007 through 2020. We anticipate that cash paid for income taxes in 2006 will be between $40 million and $45 million.

Net cash used for investing activities decreased by $104.6 million, or 97%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The decrease is primarily the result of the following:

•       a $101.5 million decrease in cash paid for acquisitions in the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily the result of the Classmates acquisition for $98.2 million in cash, net of cash acquired in November 2004; and

•       a $17.0 million increase in proceeds from maturities and sales of short-term investments, net of purchases in the year ended December 31, 2005 compared to the year ended December 31, 2004.

These decreases were partially offset by:

•       a $9.1 million increase in capital equipment purchases and capitalized software costs in connection with the development of new products and the ongoing operations of our business; and

•       a $4.6 million increase in purchases of rights, patents and trademarks, primarily related to the purchase of proprietary rights associated with the NetZero trademark for $6.0 million, $5.5 million of which was paid in the March 2005 quarter. The remaining $0.5 million was paid in January 2006.

We have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we will need to make further significant investments in the future. Capital expenditures for the year ended December 31, 2005 were $21.7 million. We anticipate that our total capital expenditures for 2006 will be in the range of $23 million to $28 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

Net cash used for financing activities increased by $121.3 million for the year ended December 31, 2005 to $89.6 million compared to the year ended December 31, 2004. The increase is primarily the result of the following:

•       the borrowing of $100 million in December 2004 through a four-year term loan facility;

•       payments of $45.8 million on the term loan in the year ended December 31, 2005, including voluntary prepayments of $28.8 million. In January 2006, we paid, in full, the outstanding balance of the term loan of approximately $54.2 million; and

•       payments of $38.1 million for dividends in the year ended December 31, 2005.

The increases were offset by:

•       a $60.3 million decrease in repurchases of common stock in the year ended December 31, 2005 compared to the year ended December 31, 2004.

The payment of dividends will negatively impact cash flows from financing activities. In May, August and October of 2005 and February of 2006, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The quarterly dividends were paid on May 31, 2005, August 31, 2005, November 30, 2005 and February 28, 2006 and totaled $12.6 million, $12.7 million, $12.8 million and $12.9 million, respectively. The payment of future dividends is discretionary and will be subject to determination by the Board of Directors each quarter following its review of our financial performance.

Future cash flows from financing activities may also be affected by repurchases of common stock. Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. On April 29, 2005, the Board of Directors extended the program through December 31, 2006. At December 31, 2005, we had repurchased $139.2 million of our common stock under the program, and the remaining available under the program was $60.8 million.

Cash flows from financing activities may also be negatively impacted by the RSUs by withholding shares we award to employees. Upon vesting, we currently anticipate that we will collect the applicable withholding taxes for RSUs. As such, we will automatically withhold, from the RSUs that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. We will then pay the applicable withholding taxes in cash. The net effect of such withholding will adversely impact our cash flows. The amount remitted in February 2006, which was our first vesting of RSUs, was $1.6 million. The amount we pay in future quarters will vary based on our stock price and the number of RSUs vesting during the quarter.

Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the near term. Cash flows from operations in the March 2006 quarter will be reduced by the payment of approximately $12.4 million for annual employee bonuses for 2005 and by approximately $10.0 million for income taxes. We intend to use our existing cash balances and future cash generated from operations to fund dividend payments; to develop and acquire complementary services, businesses or technologies; to repurchase shares of our common stock if we believe market conditions to be favorable; pay the withholding taxes due on vested RSUs; and to fund future capital expenditures. As noted above, in January 2006, we retired the remaining balance of $54.2 million of our term loan. We currently anticipate that our future cash flows from operations and existing cash, cash equivalent and short-term investment balances will be sufficient to fund our operations over the next year, and in the near term we do not anticipate the need for additional financing to fund our operations. However, we may raise additional debt or equity capital for a variety of reasons including, without limitation, developing new or enhancing existing services or products, repurchasing our common stock, acquiring complementary services, businesses or technologiesor funding significant capital expenditures. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, it might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, financial position, results of operations and cash flows, and could impair our ability to pay dividends. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

Financial Commitments

Our financial commitments are as follows at December 31, 2005 (in thousands):

	Year Ending December 31,
Contractual Obligations:	Total	2006	2007	2008	2009	2010	Thereafter
Term loan(1)	$54,208	$16,498	$16,498	$21,212	$—	$—	$—
Capital leases(2)	731	399	332	—	—	—	—
Operating leases	46,638	6,979	7,155	7,162	6,078	4,464	14,800
Telecommunications purchases	19,388	10,892	8,496	—	—	—	—
Media purchases	8,398	8,398	—	—	—	—	—
Total	$129,363	$43,166	$32,481	$28,374	$6,078	$4,464	$14,800

(1)          Our variable-rate term loan accrued interest at rates generally equal to the London inter-bank offered rate (LIBOR) for dollar deposits plus a margin of 3.0%. The table reflects only principal amounts. In January 2006, we paid in full the outstanding balance of the term loan of approximately $54.2 million. See Note 3 to the condensed consolidated financial statements.

(2)          Includes $33,000 of imputed interest.

Off-Balance Sheet Arrangements

At December 31, 2005, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations is based upon our audited and unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) including those for interim financial information and with the instructions for Form 10-K and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The results of operations for interim or transition periods are not necessarily indicative of the operating results for a full year.

The following is a discussion of the accounting policies and related estimates that we believe are most critical to understanding our consolidated financial statements, financial position and results of operations and which require complex management judgments, uncertainties and/or estimates.

Revenue Recognition

We apply the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue related to our billable services and advertising products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured. We also apply the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. Our pay accounts generally pay in advance for their service by credit card, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from pay accounts are recorded on the balance sheet as deferred revenue. We offer alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include payment by ACH, personal check or money order or through a local telephone company. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

Advertising and commerce revenues primarily consist of fees from Internet search partners that are generated as a result of our active accounts utilizing partner Internet search services, fees generated by our active accounts viewing or clicking on third-party advertisements, fees generated by enabling customer registrations for partners and fees from referring our active accounts to, or from our active accounts making purchases on, sponsors’ Web sites. Revenues are recognized provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We recognize advertising and sponsorship revenues in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of (i) impressions delivered divided by the total number of guaranteed impressions or (ii) ratably over the period in which the advertisement is displayed.

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

We determine reporting units by allocating assets, including goodwill, based on the related service offerings. In testing for a potential impairment of goodwill, the estimated fair values of our reporting units are compared with their respective book values, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our pay account base, software and technology, and patents and trademarks. If the carrying amount of our goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with SFAS No. 142, we performed an annual goodwill impairment test during the December 2005 quarter and concluded that, at that time, there was no impairment of our goodwill.

Goodwill increased by $76.5 million and $4.0 million during the years ended December 31, 2004 and 2005 as a result of acquisitions (see Note 2 to the consolidated financial statements). We recorded a reduction in goodwill of $9.5 million during the December 2004 quarter in connection with the release of the deferred tax valuation allowance (see Note 3 to the consolidated financial statements).

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

We will be required to determine the transition method to be used at the date of adoption. The allowed transition methods are the modified prospective application and the modified retrospective application. Under the modified prospective application, this statement applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. The modified retrospective application requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated. At the required effective date, we will apply this statement using the modified prospective application.

We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on an accelerated basis over the awards’ vesting periods in accordance with FIN 28. SFAS No. 123R becomes effective in the March 2006 quarter, and we expect that the adoption of SFAS No. 123R will have a material impact on our operating income, net income and earnings per share. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS No. 123 pro forma expense disclosed in Note 1. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by the acceleration of certain unvested and “out-of-the-money” stock options in December 2005 as disclosed in Note 8.

In March 2005, the SEC issued SAB No. 107, Share-Based Payment. The interpretations in this SAB express views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R.

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

Inflation

Inflation did not have a material impact during the years ended December 31, 2005 and 2004, and we do not currently anticipate that inflation will have a material impact on our results of operations going forward.

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

We were exposed to interest rate risk on the outstanding balance of our term loan through the date we repaid the outstanding balance in full, which was January 3, 2006. In January 2005, we converted the outstanding base rate loan into Eurodollar loans with staggered interest periods including three months and up to six months. In July 2005, we converted the only outstanding Eurodollar loan into three Eurodollar loans with staggered interest periods including three months and up to six months. In October 2005, we elected to continue our three month Eurodollar loan. Interest accrued at rates generally equal to the London inter-bank offered rate (LIBOR) for dollar deposits plus a margin of 3.0%. We purchased an interest-rate cap to reduce the variability in the amount of expected future cash interest payments that are attributable to LIBOR-based market interest rates. The cap provided protection through January 31, 2007 from an increase in three month LIBOR over 3.5%; however, in January 2006, we paid the outstanding balance on the term loan in full. In connection with the retirement of the term loan in January 2006, we sold the interest rate cap.

Foreign Currency Risk

We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Indian Rupee (INR), the Swedish Krona (SEK) and the Euro, which may result in a gain or loss of earnings to us. The volatility of the INR, SEK and the Euro (and all other applicable currencies) are monitored throughout the year. We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. dollar. Since the functional currencies of our foreign operations are denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders’ equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in operating expenses. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

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

Management’s Report on Internal Control Over Financial Reporting

Management of United Online, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2005, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting at December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14

The information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference to our definitive proxy statement relating to our 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this report:

1.   Consolidated Financial Statements:

2.   Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	F-41

All other schedules have been omitted because the information required to be set forth therein is not applicable, not required or is shown in the consolidated financial statements or notes thereto.

3.   Exhibits:

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger, dated October 23, 2004, among United Online, Inc., Mariner Acquisition Corp. and Classmates Online, Inc.		8-K	000-33367	11/4/2004
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001

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

			8-K	000-33367	12/3/2004
10.21	First Amendment to Credit Agreement, dated as of December 13, 2004		8-K	000-33367	12/14/2004
10.22	Second Amendment to Credit Agreement, dated as of March 11, 2005		10-K	000-33367	3/16/2005
21.1	List of Subsidiaries	X		000-33367	3/6/2006
23.1	Consent of Independent Registered Public Accounting Firm	X		000-33367	3/6/2006
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/6/2006
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/6/2006
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/6/2006
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/6/2006

(b)         Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(c)       Financial Statement Schedules

The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 15(a)(2) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2006.

UNITED ONLINE, INC.
By:	/s/ MARK R. GOLDSTON
Mark R. Goldston
Chairman, Chief Executive Officer and President

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Mark R. Goldston and Charles S. Hilliard, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 6, 2006.

Signature	Title	Date
/s/ MARK R. GOLDSTON	Chairman, Chief Executive Officer, President and	March 6, 2006
Mark R. Goldston	Director (Principal Executive Officer and Director)
/s/ CHARLES S. HILLIARD	Executive Vice President, Finance and	March 6, 2006
Charles S. Hilliard	Chief Financial Officer (Principal Financial Officer)
/s/ NEIL P. EDWARDS	Senior Vice President, Finance, Treasurer and Chief	March 6, 2006
Neil P. Edwards	Accounting Officer (Principal Accounting Officer)
/s/ JAMES T. ARMSTRONG	Director	March 6, 2006
James T. Armstrong
/s/ ROBERT BERGLASS	Director	March 6, 2006
Robert Berglass
/s/ KENNETH L. COLEMAN	Director	March 6, 2006
Kenneth L. Coleman
/s/ DENNIS HOLT	Director	March 6, 2006
Dennis Holt
/s/ CAROL A. SCOTT	Director	March 6, 2006
Carol A. Scott

EXHIBIT INDEX

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger, dated October 23, 2004, among United Online, Inc., Mariner Acquisition Corp. and Classmates Online, Inc.		8-K	000-33367	11/4/2004
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
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

			8-K	000-33367	12/3/2004
10.21	First Amendment to Credit Agreement, dated as of December 13, 2004		8-K	000-33367	12/14/2004
10.22	Second Amendment to Credit Agreement, dated as of March 11, 2005		10-K	000-33367	3/16/2005
21.1	List of Subsidiaries	X		000-33367	3/6/2006
23.1	Consent of Independent Registered Public Accounting Firm	X		000-33367	3/6/2006
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/6/2006
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/6/2006
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/6/2006
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/6/2006

UNITED ONLINE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of United Online, Inc.:

We have completed an integrated audit of United Online, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its December 31, 2003 and June 30, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of United Online, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003, and the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
March 3, 2006

UNITED ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$100,397	$56,512
Short-term investments	143,965	176,281
Accounts receivable, net of allowance for doubtful accounts of $1,325 and $647 at December 31, 2005 and 2004, respectively	19,201	17,534
Deferred tax assets, net	14,808	24,630
Other current assets	12,332	13,058
Total current assets	290,703	288,015
Property and equipment, net	33,093	27,006
Deferred tax assets, net	53,547	51,573
Goodwill	80,499	76,458
Intangible assets, net	59,338	70,558
Other assets	4,008	6,242
Total assets	$521,188	$519,852
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,955	$45,379
Accrued liabilities	36,249	18,320
Deferred revenue	52,835	49,293
Current portion of term loan	16,498	23,333
Current portion of capital leases	373	621
Total current liabilities	152,910	136,946
Deferred revenue	3,449	1,661
Term loan	37,710	76,667
Capital leases	325	698
Other liabilities	4,379	2,181
Total liabilities	198,773	218,153
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding at December 31, 2005 and 2004
Common stock, $0.0001 par value; 300,000 shares authorized; 62,606 and 61,074 shares issued and outstanding at December 31, 2005 and 2004, respectively	6	6
Additional paid-in capital	472,745	491,757
Deferred stock-based compensation	(15,558)	(8,477)
Accumulated other comprehensive loss	(327)	(9)
Accumulated deficit	(134,451)	(181,578)
Total stockholders’ equity	322,415	301,699
Total liabilities and stockholders’ equity	$521,188	$519,852

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2005	2004	2003	2003
Revenues:
Billable services	$465,980	$410,821	$167,639	$247,790
Advertising and commerce	59,081	37,796	18,099	29,505
Total revenues	525,061	448,617	185,738	277,295
Operating expenses:
Cost of billable services (including stock-based compensation, see Note 8)	98,157	94,999	46,182	89,293
Cost of free services	12,515	7,393	3,953	12,603
Sales and marketing (including stock-based compensation, see Note 8)	209,292	178,981	70,526	86,623
Product development (including stock-based compensation, see Note 8)	40,009	27,454	10,488	23,054
General and administrative (including stock-based compensation, see Note 8)	56,729	39,894	14,022	27,805
Amortization of intangible assets	21,799	20,403	7,928	16,411
Restructuring charges	—	—	—	(215)
Total operating expenses	438,501	369,124	153,099	255,574
Operating income	86,560	79,493	32,639	21,721
Interest and other income, net	6,885	5,138	2,994	5,025
Interest expense	(6,073)	(1,202)	(587)	(735)
Income before income taxes	87,372	83,429	35,046	26,011
Provision (benefit) for income taxes	40,245	(34,051)	1,719	(1,781)
Net income	$47,127	$117,480	$33,327	$27,792
Net income per share—basic	$0.77	$1.91	$0.52	$0.45
Net income per share—diluted	$0.74	$1.81	$0.48	$0.41
Shares used to calculate basic net income per share	61,135	61,404	64,163	61,688
Shares used to calculate diluted net income per share	63,815	65,012	69,504	67,074

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2005	2004	2003	2003
Net income	$47,127	$117,480	$33,327	$27,792
Unrealized gain (loss) on short-term investments, net of tax of $(193), $(452), $(553) and $992 for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003	(282)	(1,666)	(796)	1,429
Unrealized gain on derivative, net of tax of $60 for the year ended December 31, 2005	83	—	—	—
Foreign currency translation	(119)	9	—	—
Comprehensive income	$46,809	$115,823	$32,531	$29,221

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Notes Receivable From	Deferred Stock- Based	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	Income (Loss)	Deficit	Equity
Balance at July 1, 2002	60,851	$6	$539,624	$(1,575)	$(107)	$1,015	$(360,177)	$178,786
Issuance of common stock through employee stock purchase plan	939	—	1,862	—	—	—	—	1,862
Exercises of stock options	2,682	—	6,962	—	—	—	—	6,962
Repurchases of common stock	(762)	—	(7,777)	—	—	—	—	(7,777)
Stock-based compensation	—	—	—	—	107	—	—	107
Unrealized gain on short-term investments, net of tax	—	—	992	—	—	1,429	—	2,421
Tax benefits from stock options	—	—	5,184	—	—	—	—	5,184
Interest earned on notes receivable from stockholders	—	—	—	(78)	—	—	—	(78)
Repayments of notes receivable from stockholders	—	—	—	1,653	—	—	—	1,653
Net income	—	—	—	—	—	—	27,792	27,792
Balance at June 30, 2003	63,710	6	546,847	—	—	2,444	(332,385)	216,912
Issuance of common stock through employee stock purchase plan	525	—	1,679	—	—	—	—	1,679
Exercises of stock options	1,698	—	8,971	—	—	—	—	8,971
Exercise of warrants	35	—	—	—	—	—	—	—
Repurchases of common stock	(2,024)	—	(40,002)	—	—	—	—	(40,002)
Unrealized loss on short-term investments, net of tax	—	—	(553)	—	—	(796)	—	(1,349)
Tax benefits from stock options	—	—	18,286	—	—	—	—	18,286
Net income	—	—	—	—	—	—	33,327	33,327
Balance at December 31, 2003	63,944	6	535,228	—	—	1,648	(299,058)	237,824
Issuance of common stock through employee stock purchase plan	381	—	3,045	—	—	—	—	3,045
Exercises of stock options	1,856	—	6,015	—	—	—	—	6,015
Repurchases of common stock	(5,582)	—	(74,509)	—	—	—	—	(74,509)
Issuance of restricted stock	575	—	11,448	—	(11,448)	—	—	—
Repurchase of restricted stock	(100)	—	(1,991)	—	1,991	—	—	—
Options assumed in connection with acquisition	—	—	4,325	—	(1,445)	—	—	2,880
Stock-based compensation	—	—	24	—	2,425	—	—	2,449
Unrealized loss on short-term investments, net of tax	—	—	(452)	—	—	(1,666)	—	(2,118)
Foreign currency translation	—	—	—	—	—	9	—	9
Tax benefits from stock options	—	—	8,624	—	—	—	—	8,624
Net income	—	—	—	—	—	—	117,480	117,480
Balance at December 31, 2004	61,074	6	491,757	—	(8,477)	(9)	(181,578)	301,699
Issuance of common stock through employee stock purchase plan	426	—	3,169	—	—	—	—	3,169
Exercises of stock options	2,374	—	5,874	—	—	—	—	5,874
Repurchases of common stock	(1,268)	—	(14,206)	—	—	—	—	(14,206)
Issuance of restricted stock units	—	—	18,033	—	(18,033)	—	—	—
Cancellation of restricted stock units	—	—	(340)	—	340	—	—	—
Cancellation of options assumed in connection with acquisition	—	—	(668)	—	668	—	—	—

Dividends paid on shares outstanding and restricted stock units	—	—	(38,067)	—	—	—	—	(38,067)
Stock-based compensation	—	—	8	—	9,944	—	—	9,952
Unrealized loss on short-term investments, net of tax	—	—	—	—	—	(282)	—	(282)
Unrealized gain on derivative	—	—	—	—	—	83	—	83
Foreign currency translation	—	—	—	—	—	(119)	—	(119)
Tax benefits from stock options	—	—	7,185	—	—	—	—	7,185
Net income	—	—	—	—	—	—	47,127	47,127
Balance at December 31, 2005	62,606	$6	$472,745	$—	$(15,558)	$(327)	$(134,451)	$322,415

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2005	2004	2003	2003
Cash flows from operating activities:
Net income	$47,127	$117,480	$33,327	$27,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,280	29,151	11,076	27,560
Stock-based compensation	9,952	2,449	—	107
Deferred taxes	1,577	(61,478)	(5,632)	(4,336)
Tax benefits from stock options	15,170	25,156	7,000	1,464
Other	748	1,005	621	866
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(1,669)	220	(1,645)	(2,832)
Other assets	1,806	(4,122)	(3,180)	4,050
Accounts payable and accrued liabilities	17,677	11,356	5,302	6,678
Deferred revenue	5,181	848	1,023	3,757
Other liabilities	2,198	1,895	—	—
Net cash provided by operating activities	137,047	123,960	47,892	65,106
Cash flows from investing activities:
Purchases of property and equipment	(21,653)	(12,510)	(5,075)	(5,983)
Purchases of rights, patents and trademarks	(5,562)	(926)	—	—
Purchases of short-term investments	(320,869)	(329,083)	(228,941)	(141,422)
Proceeds from maturities and sales of short-term investments	353,333	344,519	208,130	75,400
Proceeds from sales of assets, net	—	92	—	—
Proceeds from sale of cost-basis investment	—	—	—	750
Cash paid for acquisitions, net of cash acquired	(8,638)	(110,102)	—	(8,388)
Net cash used for investing activities	(3,389)	(108,010)	(25,886)	(79,643)
Cash flows from financing activities:
Payments on capital leases	(621)	(166)	(34)	(2,968)
Proceeds from term loan and line of credit, net	—	107,569	—	—
Payments on term loan	(45,792)	—	—	—
Repayment of line of credit	—	(10,300)	—	—
Repayment of notes receivable from stockholders	—	—	—	1,653
Payments for dividends	(38,067)	—	—	—
Proceeds from exercises of stock options	5,874	6,015	8,971	6,962
Proceeds from employee stock purchase plan	3,169	3,045	1,679	1,862
Repurchases of common stock and option shares exercised	(14,206)	(74,509)	(40,002)	(7,777)
Net cash provided by (used for) financing activities	(89,643)	31,654	(29,386)	(268)
Effect of exchange rate changes on cash and cash equivalents	(130)	—	—	—
Change in cash and cash equivalents	43,885	47,604	(7,380)	(14,805)
Cash and cash equivalents, beginning of period	56,512	8,908	16,288	31,093
Cash and cash equivalents, end of period	$100,397	$56,512	$8,908	$16,288
Supplemental disclosure of cash flows:
Cash paid for interest	$4,245	$9	$1	$86
Cash paid for income taxes	13,970	2,851	250	225
Supplemental disclosure of non-cash investing and financing activities:
Stock option tax benefits recognized in connection with the release of the deferred tax valuation allowance	$—	$—	$15,006	$3,720
Reduction in goodwill and intangibles in connection with the release of the deferred tax valuation allowance	—	20,782	1,399	—
Issuance of common stock and options assumed for acquisitions	—	2,880	—	—

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

United Online, Inc. (“United Online” or the “Company”) is a leading provider of consumer Internet subscription services through a number of brands, including NetZero, Juno and Classmates Online. The Company’s subscription services include dial-up Internet access, social-networking, VoIP telephony, personal Web-hosting, premium email, Internet security and online digital photo-sharing, among others. The Company also offers advertising-supported versions of many of its services at no charge to customers. On a combined basis, the Company’s Web properties attract a significant number of Internet users each month. Advertisers can reach this audience through the United Online Media Group, which offers marketers a broad array of Internet advertising products as well as online market research and measurement services.

United Online is a Delaware corporation that commenced operations in 2001 following the merger of Internet access providers NetZero, Inc. and Juno Online Services, Inc. (the “Merger”). During 2004, the Company completed the acquisitions of Classmates Online, Inc. (“Classmates”), a leading provider of social-networking services, and the Web-hosting and domain name registration business of About Web Services, Inc. In March 2005, the Company acquired certain assets related to PhotoSite, the online digital photo-sharing business of Homestead Technologies, Inc. The Company’s corporate headquarters are located in Woodland Hills, California, and the Company also maintains offices in Renton, Washington; New York, New York; Orem, Utah; Brisbane, California; Hyderabad, India and Munich, Germany.

From inception through the year ended June 30, 2002, the Company and NetZero, as the Company’s predecessor, incurred operating losses and reported negative operating cash flows. In the six months ended December 31, 2003 and the year ended June 30, 2003, the Company reported operating income and positive cash flows from operations. For the years ended December 31, 2005 and 2004, the Company reported operating income of $86.6 million and $79.5 million, respectively, and cash flows from operations of $137.0 million and $124.0 million, respectively. At December 31, 2005, the Company had cash and cash equivalents of $100.4 million and short-term investments of $144.0 million. The Company believes that its existing cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures, dividend payments, repayments on its term loan and other obligations through at least the next twelve months. However, additional capital may be needed in order to fund the Company’s operations, expand marketing activities, develop new or enhance existing services or products, respond to competitive pressures or acquire complementary services, businesses or technologies.

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003 include United Online and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

Cash, Cash Equivalents and Short-Term Investments—The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which have a maturity date within ninety days from the date of purchase. The Company’s short-term investments consist of available-for-sale securities with original maturities exceeding ninety days. Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified these securities, all of which have readily determinable fair values and are highly liquid, as short term because the sale of such securities may be required prior to maturity to implement management’s strategies. The Company has short-term investments primarily in U.S. commercial paper, U.S. Government or U.S. Government Agency obligations, municipal obligations, auction rate securities and money market funds. The minimum long-term credit rating is A, and if a long-term rating is not available, the Company requires a minimum short-term credit rating of A1 and P1. The Company’s short-term investments are reported at fair value, with unrealized gains and losses, net of taxes, recorded in the consolidated statements of comprehensive income. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense. The cost basis of a security that has been sold and any amount reclassified out of accumulated other comprehensive income into earnings was determined by the specific identification method. The Company recognized $0.1 million in realized gains during the year ended December 31, 2004. The Company had no material realized gains or losses during the year ended December 31, 2005, the six months ended December 31, 2003 and the year ended June 30, 2003. Significant fluctuations in short-term interest rates could have a material impact on interest income and unrealized gains and losses from the Company’s investment portfolio.

The primary objectives of the Company’s short-term investment portfolio are preservation of principal and liquidity while maximizing yield. Investments are made to achieve the highest possible rate of return for the Company, consistent with these two objectives.

The Company classifies outstanding interest payments due on its short-term investments as interest receivable, the balance of which is reflected in other current assets.

The Company assesses whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment charge in the consolidated statements of income. During the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, the Company did not record any impairment charges for other-than-temporary losses.

Restricted Cash—Restricted cash, which is included in other current assets and other assets, consists of certificates of deposit and, in general, collateralizes the Company’s obligations for operating leases and amounts held in escrow related to certain of the Company’s merchant services agreements.

Concentrations of Credit and Business Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company’s accounts receivable are derived primarily from revenue earned from pay accounts and advertising customers located in the United States. The Company extends credit based upon an evaluation of the customer’s financial condition and, generally, collateral is not required. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable, and, to date, such losses have been within management’s expectations.

The Company evaluates specific accounts where information exists that the customer may have an inability to meet its financial obligations. In these cases, based on the best available facts and circumstances, a specific reserve is recorded for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Also, a general reserve is established for all customers based on the aging of the receivables. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due to the Company could be adjusted.

At December 31, 2005, two customers comprised approximately 21% and 12% of the consolidated accounts receivable balance. At December 31, 2004, two customers comprised approximately 18% and 14% of the consolidated accounts receivable balance. For the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, the Company did not have any individual customers that comprised more than 10% of total revenues.

At December 31, 2005, the majority of the Company’s cash and cash equivalents was maintained primarily with three major financial institutions in the United States. At December 31, 2004, the majority of the Company’s cash and cash equivalents was maintained primarily with four major financial institutions in the United States. Deposits with these institutions generally exceed the amount of insurance provided on such deposits.

The Company’s business depends substantially on the capacity, affordability, reliability and security of third-party telecommunications and data service providers. Only a small number of providers offer the network services the Company requires, and the majority of its telecommunications services is currently purchased from a limited number of vendors. A number of the Company’s historical vendors have ceased operations or ceased offering the services that the Company requires, causing the need to switch vendors. In addition, several vendors have experienced significant financial difficulties and filed for and emerged from bankruptcy. To the extent vendors experience future difficulties, they may be unable to perform satisfactorily or to continue to offer their services. Any material disruption of these services could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Long-Lived Assets—Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to three years for computer software and equipment and three to seven years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations. Repairs and maintenance expenses are expensed as incurred.

Definite-lived identifiable intangible assets are amortized over their estimated useful lives, ranging from two to ten years. The Company’s intangible assets were acquired primarily in connection with business combinations (see Note 2).

The Company assesses the impairment of long-lived assets, which include property and equipment and intangible assets, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is used, significant declines in the Company’s stock price for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces.

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

Goodwill—The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on July 1, 2002. Under SFAS No. 142, goodwill is not amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, significant declines in the Company’s stock price for a sustained period or significant underperformance relative to expected historical or projected future results of operations.

The Company determines reporting units by allocating assets, including goodwill, based on its related service offerings. In testing for a potential impairment of goodwill, the estimated fair values of the Company’s reporting units are compared with their respective book values, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as the Company’s pay account base, software and technology and patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess. In accordance with SFAS No. 142, the Company performed a goodwill impairment test during the December 2005 quarter and concluded that, at that time, there was no impairment of goodwill.

At December 31, 2005, goodwill recorded on the Company’s books totaled $80.5 million. Goodwill increased by $76.5 million and $4.0 million during the years ended December 31, 2004 and 2005, respectively, as a result of acquisitions (see Note 2). The Company recorded a reduction in goodwill of $9.5 million during the December 2004 quarter in connection with the release of the deferred tax valuation allowance (see Note 3).

Business Combinations—All of the Company’s acquisitions have been accounted for as purchase business combinations. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

Revenue Recognition—The Company applies the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to its billable services and advertising products when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured. The Company also applies the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. The Company’s pay account users generally pay in advance for their service by credit card, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from users are recorded on the balance sheet as deferred revenue. The Company offers alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include electronic check payment, payment by personal check or money order or through a local telephone company. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

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

Cost of Billable Services—With respect to Internet access services, cost of billable services includes direct costs of billable services and Internet access costs that have been allocated to billable services based on the aggregate hourly usage of pay accounts as a percentage of total hours used by active accounts. Direct costs consist of costs related to providing technical support, customer billing and billing support to pay accounts. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company’s network and data centers, and depreciation of network computers and equipment. The Company allocates costs associated with Web hosting and online photos between billable services and free services based on estimated bandwidth used by pay Web-hosting and online photo accounts relative to estimated bandwidth used by free Web-hosting and online photo accounts. Costs associated with the Company’s social networking services are allocated based on the number of Web site visits by pay accounts relative to the total number of visits. Costs associated with our VoIP telephony service primarily include telecommunications costs and costs for license fees, customer support and depreciation.

Cost of Free Services—With respect to Internet access services, cost of free services includes direct costs incurred in providing certain technical and customer support services to free access accounts as well as costs that have been allocated to free services based on the aggregate hourly usage of free access accounts as a percentage of total hours used by the Company’s active access accounts. Allocated costs consist primarily of telecommunications and data center costs, personnel and overhead-related costs associated with operating the Company’s network and data centers, and depreciation of network computers and equipment. The Company allocates costs associated with Web hosting and online photos between pay services and free services based on estimated bandwidth used by free Web-hosting and online photo accounts. Costs associated with the Company’s social-networking services are allocated based on the number of Web site visits by free accounts relative to the total number of visits.

Sales and Marketing—Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new pay and free accounts, personnel-related expenses for sales and marketing personnel and telemarketing costs incurred to acquire pay accounts, retain pay accounts and up-sell pay accounts to additional services, such as the Company’s accelerator services. The Company has expended significant amounts on sales and marketing, including national branding campaigns comprised of television, Internet, sponsorships, radio, print and outdoor advertising and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote the Company’s products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expense for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003 was $159.5 million, $147.1 million, $57.6 million and $67.7 million, respectively. At December 31, 2005 and 2004, $3.6 million and $4.3 million, respectively, of prepaid advertising and promotion expense was included in other current assets.

Product Development Costs—The Company capitalizes certain costs incurred for the development of software. Product development expenses include expenses for the maintenance of existing software and the development of new or improved software and technology, including personnel-related expenses for the software engineering department and the costs associated with operating the Company’s facility in India. Costs incurred by the Company to manage, monitor and operate the Company’s services are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over their estimated useful lives, generally three years or less.

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

Stock-Based Compensation—The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation, and EITF Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No. 44 and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. Under APB Opinion No. 25, employee stock-based compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense is recorded in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.

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

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2005	2004	2003	2003
Risk-free interest rate	4%	3%	3%	2%
Expected life (in years)	5	5	5	5
Dividend yield	2%	0%	0%	0%
Volatility	92%	103%	107%	110%

If the fair value based method had been applied in measuring stock-based compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2005	2004	2003	2003
Net income, as reported	$47,127	$117,480	$33,327	$27,792
Add: Stock-based compensation included in net income, net of tax	8,264	2,449	—	107
Deduct: Total stock-based compensation determined under fair value-based method for all awards, net of tax	(23,360)	(12,712)	(12,510)	(21,600)
Pro forma net income	$32,031	$107,217	$20,817	$6,299
Net income per share—basic, as reported	$0.77	$1.91	$0.52	$0.45
Net income per share—basic, pro forma	$0.52	$1.75	$0.32	$0.10
Net income per share—diluted, as reported	$0.74	$1.81	$0.48	$0.41
Net income per share—diluted, pro forma	$0.50	$1.64	$0.30	$0.09

The weighted average grant-date fair value of options granted was $7.08, $13.75, $16.29 and $13.04 per share for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, respectively.

During the year ended December 31, 2005, the Company issued 1.7 million restricted stock units (“RSUs”) with a weighted average grant-date fair value of $10.77. During the year ended December 31, 2004, the Company issued 0.6 million shares of restricted stock with a weighted average grant-date fair value of $19.91.

Comprehensive Income—SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the Company, comprehensive income consists of its reported net income, the net unrealized gains or losses on short-term investments and derivatives and foreign currency translation.

Debt Issuance Costs—Debt issuance costs are amortized over the duration of the related term loan using the effective interest method. The Company capitalized debt issuance costs totaling $0.1 million and $1.7 million during the years ended December 31, 2005 and 2004. At December 31, 2005, debt issuance costs of $1.5 million were included in other current assets and other assets. During the years ended December 31, 2005 and 2004, the Company amortized $1.2 million and $28,000 of debt issuance costs, respectively.

Foreign Currency—The functional currency of the Company’s international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions were not significant during the periods presented.

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

Earnings Per Share—Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, net of shares subject to repurchase rights, and excludes any dilutive effects of options or warrants, restricted stock, RSUs and convertible securities, if any. Diluted earnings per share is computed using the weighted average number of common stock and common stock equivalent shares outstanding (including the effect of restricted stock) during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

Segments—In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company operates in one principal operating segment, a provider of consumer Internet subscription services through a number of brands, including NetZero, Juno, and Classmates Online. The Company’s pay services include dial-up Internet access, social-networking, VoIP telephony, personal Web-hosting, online digital photo sharing and premium email services, among others. The Company also offers, at no charge, advertising supported versions of certain of its services. In addition, the Company offers marketers a broad array of Internet advertising products and services, including online market research and measurement services. The vast majority of the Company’s revenues and related results of operations and identifiable assets are in the United States of America.

Stock Splits—On September 24, 2003, the Company announced that its Board of Directors had declared a 3-for-2 split of the Company’s common stock. The split was effected in the form of a stock dividend. The new shares were issued on October 31, 2003, and the shares began trading on NASDAQ on a post-split basis on November 3, 2003. All prior period share and per share amounts herein have been restated to account for the stock dividend.

Reclassifications—Certain prior year amounts have been reclassified to conform to current year presentation. These changes had no impact on previously reported results of operations or stockholders’ equity.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non employees in share-based payment transactions. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee.

The Company will be required to determine the transition method to be used at the date of adoption. The allowed transition methods are the modified prospective application and the modified retrospective application. Under the modified prospective application, this statement applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123. The modified retrospective application requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated. At the required effective date, the Company will apply this statement using the modified prospective application.

The Company has selected the Black-Scholes option-pricing model as the most appropriate fair-value method for its awards and will recognize compensation cost on an accelerated basis over the awards’ vesting periods in accordance with FIN 28. SFAS No. 123R becomes effective in the March 2006 quarter, and the Company expects that the adoption of SFAS No. 123R will have a material impact on the Company’s operating income, net income and earnings per share. However, uncertainties, including the Company’s future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that the Company will incur in future periods will be similar to the SFAS No. 123 pro forma expense disclosed in Note 1. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by the acceleration of certain unvested and “out-of-the-money” stock options in December 2005 as disclosed in Note 8.

In March 2005, the SEC issued SAB No. 107, Share-Based Payment. The interpretations in this SAB express views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS No. 123R.

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

2.   ACQUISITIONS

PhotoSite

In March 2005, the Company acquired certain assets related to PhotoSite, the online digital photo-sharing business of Homestead Technologies, Inc., for approximately $10.1 million in cash, including acquisition costs, and entered into a related licensing and support agreement with Homestead Technologies. Included in the purchase price of $10.1 million is a $1.5 million payment due in March 2006, which is included in accrued liabilities at December 31, 2005. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations. The primary reason for the acquisition was to acquire PhotoSite’s software and services to expand the Company’s subscription offerings.

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

Classmates Online, Inc.

In November 2004, the Company acquired Classmates, which operates Classmates.com (www.classmates.com), connecting millions of members throughout the U.S. and Canada with friends and acquaintances from school, work and the military. Its Classmates International subsidiary also operates leading community-based networking sites in Sweden (www.klasstraffen.com), and in Germany (www.stayfriends.de). The acquisition was accounted for under the purchase method in accordance with SFAS No. 141. The primary reason for the acquisition was to acquire Classmates’ services and account base to continue to expand the Company’s subscription offerings. Classmates’ results of operations are included in the consolidated financial statements from the date of acquisition.

The purchase price of approximately $131.4 million, including acquisition costs of $3.1 million for professional, accounting, legal and administrative fees, was allocated to Classmates’ net assets based on their fair values. The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, was recorded as goodwill. The Company assumed 0.5 million unvested options as of the acquisition date, and the fair value of the options assumed was determined based on the Black-Scholes option pricing model using a weighted average expected life of five years, 0% dividend, volatility of 99%, and a risk-free interest rate of 3%. The following table summarizes the purchase price (in thousands):

Cash	$125,453
Fair value of options assumed	4,325
Intrinsic value of unvested options	(1,445)
Acquisition costs	3,065
Total purchase price	$131,398

The following table summarizes the net liabilities assumed and goodwill and intangible assets acquired in connection with the acquisition of Classmates (in thousands):

Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Cash	$30,350
Accounts receivable	3,396
Property and equipment	9,700
Other assets	2,384
Accounts payable and accrued liabilities	(6,742)
Deferred revenue	(23,757)
Deferred income taxes	(14,170)
Capital leases	(1,485)
Other long-term liabilities	(286)
Total net liabilities assumed	(610)
Intangible assets acquired:
Trademark and trade name	13,800	10 years
Advertising contracts and related relationships	7,200	3.5 years
Pay accounts	21,700	4 years
Free accounts	21,500	10 years
Other intangibles	536	7 years
Total intangible assets acquired	64,736
Goodwill	67,272
Total purchase price	$131,398

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

About Web Services

In April 2004, the Company acquired substantially all of the assets associated with the Web-hosting business of About, Inc. The business offers consumers Web-site services, including hosting, domain and email services. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141. The primary reason for the acquisition was to acquire About, Inc.’s Web-hosting services and account base in order to expand the Company’s service offerings.

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

BlueLight

On November 4, 2002, the Company acquired the Internet access assets of BlueLight. The acquisition has been accounted for under the purchase method in accordance with SFAS No. 141. The primary reason for the acquisition was to acquire BlueLight’s pay account base in order to accelerate the Company’s pay account growth and leverage its operating and cost infrastructure.

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

3. BALANCE SHEET COMPONENTS

Short-Term Investments

Short-term investments consist of the following (in thousands):

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$28,143	$3	$(10)	$28,136
Government agencies	116,321	—	(492)	115,829
Total	$144,464	$3	$(502)	$143,965

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$10,055	$110	$—	$10,165
Government agencies	166,250	76	(210)	166,116
Total	$176,305	$186	$(210)	$176,281

Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income on the consolidated balance sheets. The Company recognized $0.1 million of realized gains from the sale of short-term investments in the year ended December 31, 2004. The Company had no material realized gains or losses from the sale of short-term investments in the year ended December 31, 2005, six months ended December 31, 2003 and the year ended June 30, 2003.

The following table summarizes the fair value and gross unrealized losses of our short-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate notes	$26,132	$(10)	$—	$—	$26,132	$(10)
Government agencies	33,990	(172)	19,819	(320)	53,809	(492)
Total	$60,122	$(182)	$19,819	$(320)	$79,941	$(502)

Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We expect to realize the full value of all these investments upon maturity or sale.

Maturities of short-term investments were as follows (in thousands):

	December 31, 2005		December 31, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$39,119	$39,091	$29,159	$29,158
Maturing between 1 year and 4 years	39,995	39,584	62,854	62,832
Maturing after 4 years	65,350	65,290	84,292	84,291
Total	$144,464	$143,965	$176,305	$176,281

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Computer software and equipment	$90,357	$70,329
Furniture and fixtures	11,351	10,077
	101,708	80,406
Less: accumulated depreciation	(68,615)	(53,400)
Total	$33,093	$27,006

Depreciation expense for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003 was $15.5 million, $8.7 million, $3.1 million and $11.1 million, respectively. Assets under capital leases are included in computer software and equipment. At December 31, 2005, the amount capitalized and the related accumulated depreciation were $1.3 million and $0.7 million, respectively. At December 31, 2004, the amount capitalized and the related accumulated depreciation were $1.3 million and $0.1 million, respectively.

Goodwill and Intangible Assets

The changes in goodwill for the years ended December 31, 2004 and 2005 were as follows (in thousands):

Balance at December 31, 2003	$9,541
Goodwill recorded in connection with acquisitions	76,458
Recognition of acquired deferred tax assets	(9,541)
Balance at December 31, 2004	76,458
Adjustments to Classmates’ goodwill	(1,697)
Goodwill recorded in connection with PhotoSite acquisition	5,738
Balance at December 31, 2005	$80,499

The adjustment to Classmates’ goodwill is primarily due to an increase in deferred tax assets for tax benefits associated with expense deductions and a reduction in deferred tax liabilities due to an adjustment in the state income tax rate expected to apply to future reversals of acquired book/tax basis differences.

Intangible assets consist of the following (in thousands):

	December 31, 2005
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$98,732	$(66,103)	$32,629
Trademarks and trade names	21,952	(4,254)	17,698
Advertising contracts and related relationships	7,200	(3,871)	3,329
Software and technology	9,280	(4,691)	4,589
Patents, domain names and other	3,247	(2,154)	1,093
Total	$140,411	$(81,073)	$59,338

	December 31, 2004
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$98,402	$(51,736)	$46,666
Trademarks and trade names	15,952	(1,879)	14,073
Advertising contracts and related relationships	7,200	(527)	6,673
Software and technology	4,970	(3,285)	1,685
Patents, domain names and other	3,309	(1,848)	1,461
Total	$129,833	$(59,275)	$70,558

The Company recorded a reduction in intangible assets of approximately $11.2 million during the December 2004 quarter in connection with the release of the deferred tax valuation allowance.

Amortization expense for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003 was $21.8 million, $20.4 million, $7.9 million and $16.4 million, respectively.

Estimated future amortization expense at December 31, 2005 is as follows (in thousands):

Year Ending December 31,
2006	$15,922
2007	10,268
2008	7,211
2009	6,395
2010	4,862
Thereafter	14,680
Total	$59,338

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Employee compensation and related expenses	$20,353	$11,459
Income taxes payable	9,769	1,119
Subscriber referral fees	4,281	4,281
Other	1,846	1,461
Total	$36,249	$18,320

Line of Credit

In December 2003, United Online obtained a one-year $25 million unsecured revolving line of credit from a bank that was to expire in December 2004. This facility was available for general corporate purposes and the interest rates on borrowings were based on current market rates. The line of credit contained covenants pertaining to the maintenance of a minimum quick ratio, minimum cash balances with the lender and minimum profitability levels. The line of credit provided additional working capital to support the Company’s growth and overall business strategy.

In November 2004, the Company borrowed $10.3 million from the line of credit and repaid the amount on the same business day. No interest expense was incurred related to the borrowing. The line of credit was canceled in December 2004 in connection with the signing of the term loan agreement under which the Company borrowed $100 million.

Term Loan and Interest Rate Cap

In December 2004, the Company borrowed $100 million through a term loan facility dated December 3, 2004. A small portion of the proceeds of the term loan facility were used to purchase shares tendered pursuant to the Company’s tender offer and pay related fees and expenses. The funds are available for general corporate purposes, stock repurchases and acquisitions, subject to certain limitations.

The term loan matures in four years and amortizes in an annual amount of $23.3 million in years one, two and three and $30 million in year four, payable in quarterly installments. Any voluntarily prepayments made by the Company will reduce, on a pro-rata basis, the remaining outstanding amortization payments. The Company has the option to maintain the term loan as either base rate loans or Eurodollar loans, but at no time shall there be outstanding more than four Eurodollar loans. Interest on the loans outstanding under the term loan facility will be payable, at the Company’s option, at (a) a base rate equal to the higher of (i) the prime rate plus a margin of 2% and (ii) 0.50% in excess of the overnight federal funds rate plus a margin of 2% or (b) at a eurodollar rate generally equal to LIBOR with a maturity comparable to a selected interest period, plus a margin of 3%.

The Company may make optional prepayments of the term loan, in whole or in part (subject to a minimum prepayment amount), without premium or penalty, and subject to the reimbursement of lenders’ customary breakage costs in the case of a prepayment of Eurodollar borrowings. Subject to certain limitations, the Company is required to make prepayments of a portion of the term loan from excess cash flow (commencing in the first quarter of 2006), proceeds of asset sales, insurance recovery and condemnation events and the issuance of equity and debt. During the year ended December 31, 2005, the Company made voluntary prepayments of $28.8 million on the term loan which reduced future principal repayments on a pro rata basis.

The facility is collateralized by substantially all of the Company’s assets and is unconditionally guaranteed by each of the Company’s domestic subsidiaries.

The credit agreement contains certain financial and other covenants that place restrictions on additional indebtedness by the Company, liens against the Company’s assets, payment of dividends, consolidation, merger, purchase or sale of assets, capital expenditures, investments and acquisitions. At December 31, 2005, the Company was in compliance with all covenants.

The credit agreement also includes certain customary events of default such as payment defaults, cross defaults to other indebtedness, bankruptcy and insolvency, and a change in control, the occurrence of which would cause all amounts under the agreement to become immediately due and payable. At December 31, 2005, no events of default had occurred.

On January 31, 2005, the Company purchased an interest-rate cap to reduce the variability in the amount of expected future cash interest payments that are attributable to LIBOR-based market interest rates. The interest-rate cap is designated and qualifies as a cash flow hedge. The Company paid a $0.2 million premium to enter into the cap, which provides protection through January 31, 2007 on $25 million of the Company’s outstanding term loan balance. The cap protects the Company from an increase in three month LIBOR over 3.5% on $25 million of borrowings over a two-year term. Changes in the fair value of the effective portion of the cap are recognized in accumulated other comprehensive income. Should the cap become ineffective as a hedge, gains and losses would be recognized in the results of operations in that period. The Company recognized an unrealized gain of approximately $0.1 million in accumulated other comprehensive income during the year ended December 31, 2005 related to the effective portion of the cash flow hedge as the cap was considered perfectly effective during the year ended December 31, 2005. Amounts in accumulated other comprehensive income will be reclassified into earnings in the same periods during which the future hedged cash interest payments affect earnings.

Future minimum principal payments on the term loan are as follows at December 31, 2005 (in thousands):

Year Ending December 31,
2006	$16,498
2007	16,498
2008	21,212
Total	$54,208

In January 2006, the Company paid, in full, the outstanding balance on the term loan of approximately $54.2 million. Effective upon payment of the outstanding balance, the Credit Agreement terminated and is of no further force or effect. In connection with the repayment of the term loan in January 2006, we sold the interest rate cap.

4. STOCKHOLDERS’ EQUITY

Stockholders’ Rights Plan

On November 15, 2001, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of its common stock. The dividend was paid on November 26, 2001 to the stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one unit consisting of one one-thousandth of a share of its Series A junior participating preferred stock at a price of $25 per unit. On April 29, 2003, the Board of Directors voted to amend the purchase price per unit from $25 to $140. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or announces a tender or exchange offer which results in a person owning 15% or more of the Company’s common stock. The Company generally will be entitled to redeem the rights at $0.0007 per right at any time until 10 days after a public announcement that a 15% position in the Company’s common stock has been acquired or that a tender or exchange offer which would result in a person owning 15% or more of the Company’s common stock has commenced. The rights expire on November 26, 2011.

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized with a par value of $0.0001, of which 300,000 shares are designated as Series A junior participating preferred stock. At December 31, 2005 and 2004, the Company had no shares issued or outstanding.

Common Stock Subject to Repurchase

At December 31, 2005 and 2004, there were 475,000 shares of common stock that were subject to repurchase related to unvested shares under restricted stock agreements.

Common Stock Repurchase Program

The Company’s Board of Directors authorized a common stock repurchase program that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized the Company to purchase up to an additional $100 million of its common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. On April 29, 2005, the Board of Directors extended the program through December 31, 2006. At December 31, 2005, the Company had repurchased $139.2 million of its common stock under the program.

Under the term loan agreement, repurchases of common stock and the payment of cash dividends were limited, in aggregate, to an additional $97.3 million at December 31, 2005, subject to further annual limitations. In January 2006, we the Company paid, in full, the outstanding balance of the term loan of approximately $54.2 million. Effective upon payment of the outstanding balance, the Credit Agreement terminated and is of no further force or effect.

Share repurchases executed under the common stock repurchase program at December 31, 2005 were as follows (in thousands, except per share amounts):

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

Dividends

In May, August and October of 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The quarterly dividends were paid on May 31, 2005, August 31, 2005 and November 30, 2005 and totaled $12.6 million, $12.7 million and $12.8 million, respectively.

The Company’s Board of Directors declared a quarterly dividend in February 2006, which was paid on February 28, 2006 and totaled $12.9 million.

The payment of future dividends is discretionary and will be subject to determination by the Board of Directors each quarter following its review of the Company’s financial performance. Dividends declared and paid are not a return of profits but rather a distribution of amounts paid in by the stockholders.

Under the term loan agreement, repurchases of common stock and the payment of cash dividends were limited, in aggregate, to an additional $97.3 million at December 31, 2005, subject to further annual limitations. In January 2006, the Company paid, in full, the outstanding balance of the term loan of approximately $54.2 million. Effective upon payment of the outstanding balance, the Credit Agreement terminated and is of no further force or effect.

Tender Offer

In November 2004, the Company commenced a modified Dutch auction tender offer to repurchase up to 14.3 million shares of its common stock at a price ranging from $9.00 to $10.50 per share. The tender offer expired in December 2004, and the Company repurchased 37,662 shares at $10.50 per share, excluding fees and expenses.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is as follows (in thousands):

	Unrealized gain (loss) on short-term investments, net of tax	Unrealized gain on derivative, net of tax	Foreign currency translation	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2002	$1,015	$—	$—	$1,015
Current period change	1,429	—	—	1,429
Balance at June 30, 2003	2,444	—	—	2,444
Current period change	(796)	—	—	(796)
Balance at December 31, 2003	1,648	—	—	1,648
Current period change	(1,666)	—	9	(1,657)
Balance at December 31, 2004	(18)	—	9	(9)
Current period change	(282)	83	(119)	(318)
Balance at December 31, 2005	$(300)	$83	$(110)	$(327)

5. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003 (in thousands, except per share amounts):

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2005	2004	2003	2003
Numerator:
Net income	$47,127	$117,480	$33,327	$27,792
Denominator:
Weighted average common shares—basic	61,641	62,012	64,419	62,148
Adjustment to weighted average for common shares subject to repurchase	(506)	(608)	(256)	(460)
Adjusted weighted average common shares—basic	61,135	61,404	64,163	61,688
Effect of dilutive securities:
Stock options, restricted shares, warrants and employee stock purchase plan shares	2,680	3,608	5,341	5,386
Weighted average common shares— diluted	63,815	65,012	69,504	67,074
Net income per share—basic	$0.77	$1.91	$0.52	$0.45
Net income per share—diluted	$0.74	$1.81	$0.48	$0.41

The diluted per share computations exclude options, unvested common stock and warrants, which are antidilutive. The number of antidilutive shares at December 31, 2005, 2004 and 2003 and June 30, 2003 was 6.8 million, 6.4 million, 1.1 million and 4.8 million, respectively.

6. EMPLOYEE BENEFIT PLANS

The Company has a savings plan (the “Savings Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “Code”). Under the Savings Plan, participating employees may defer a percentage (not to exceed 40%) of their eligible pretax earnings up to the Internal Revenue Service annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Plan. At December 31, 2004, the Company had made no contributions since the inception of the Savings Plan; however, on January 1, 2005, the Company began matching 25% of the employee’s contributions, up to plan limits. The Company recognized expenses of approximately $0.6 million during the year ended December 31, 2005 related to the 401(k) match.

7. INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003 is comprised of the following (in thousands):

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2005	2004	2003	2003
Current:
Federal	$33,043	$23,385	$6,038	$—
State	5,625	4,042	1,313	2,555
	38,668	27,427	7,351	2,555
Deferred:
Federal	(4,684)	2,577	5,675	8,734
State	3,529	3,423	985	(863)
Change in valuation allowance	2,732	(67,478)	(12,292)	(12,207)
	1,577	(61,478)	(5,632)	(4,336)
Provision (benefit) for income taxes	$40,245	$(34,051)	$1,719	$(1,781)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate (in thousands):

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2005	2004	2003	2003
Taxes on income at the statutory federal rate	$30,580	$29,200	$12,266	$9,104
State income taxes, net of federal tax benefits	4,454	4,853	1,493	1,100
Re-measurement of net deferred tax assets	2,473	4	—	—
Other differences, net	6	(630)	252	222
Change in valuation allowance	2,732	(67,478)	(12,292)	(12,207)
Provision (benefit) for income taxes	$40,245	$(34,051)	$1,719	$(1,781)

For the year ended December 31, 2005, the Company recorded a tax provision of $40.2 million on pre-tax income of $87.4 million, resulting in an effective tax rate of 46.1%. The effective tax rate differs from the statutory rate primarily due to compensation, including stock-based compensation, that is limited under Section 162(m) of the Code; foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization; and the re-measurement of net deferred tax assets, including a change in New York State tax law.

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

Components of the deferred tax assets, liability and related valuation allowance at December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$74,459	$93,602
Depreciation and amortization	2,126	2,708
Stock-based compensation	4,817	992
Other	8,725	5,398
Total deferred tax assets	90,127	102,700
Less: valuation allowance	(4,670)	(1,938)
Total deferred tax assets after valuation allowance	85,457	100,762
Deferred tax liability:
Amortization of acquired intangible assets	(17,102)	(24,559)
Total deferred tax liability	(17,102)	(24,559)
Net deferred tax assets	$68,355	$76,203

The decrease in the Company’s net deferred tax assets during the year ended December 31, 2005 of $7.8 million is primarily attributable to the utilization of net operating loss carryforwards, partially offset by the utilization of deferred tax liabilities recorded in connection with the acquisition of Classmates.

The increase in the Company’s net deferred tax assets during the year ended December 31, 2004 of $49.8 million is primarily attributable to the release of the valuation allowance, offset to a certain extent by the current utilization of net operating loss carryforwards and net deferred tax liabilities recorded in connection with the acquisition of Classmates.

The increase in the valuation allowance of $2.7 million during the year ended December 31, 2005 is attributable to compensation that is expected to be limited under Section 162(m) of the Code and foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding utilization. Consistent with prior periods, in determining the need for a valuation allowance related to the Company’s deferred tax assets at December 31, 2005, the Company reviewed both positive and negative evidence pursuant to the requirements of SFAS No. 109, including current and historical results of operations, the annual limitation on utilization of net operating loss carryforwards pursuant to Section 382 of the Code, future income projections and potential tax-planning strategies. Based upon the Company’s assessment of all available evidence, it concluded that, primarily with the exception of certain foreign net operating losses, it is more likely than not that the remaining deferred tax assets will be realized. This conclusion is based primarily on the Company’s trend of profitable operations and current financial projections that indicate the continued generation of taxable income in future periods and utilization of deferred tax assets. The Company will continue to monitor all available evidence in assessing the realization of its deferred tax assets in future periods, including recognizing an amount of taxable income during the carryforward period that equals or exceeds the Section 382 limitation.

The decrease in the valuation allowance of $85.3 million during the year ended December 31, 2004 is primarily attributable to the release of the valuation allowance due to the expectation that the Company will realize its deferred tax assets in the future.

In accordance with APB Opinion No. 23, Accounting for Income Taxes—Special Areas, the Company has not recognized federal deferred income taxes on the undistributed earnings of certain of its foreign subsidiaries that are indefinitely reinvested outside the U.S. The Company has indefinitely reinvested approximately $1.2 million of the cumulative undistributed earnings of certain foreign subsidiaries, of which $0.4 million was earned during the year ended December 31, 2005. If these earnings were distributed, a U.S. income tax liability would result.

At December 31, 2005, the Company had net operating loss and tax credit carryforwards for federal and state income tax purposes of approximately $192 million and $249 million, respectively, which begin to expire in 2018 and 2007, respectively. With respect to the state net operating losses, certain amounts will be further reduced pursuant to the state allocation and apportionment laws. These carryforwards have been adjusted to reflect limitations under Section 382 of the Code. The Company has also claimed income tax deductions from the exercise of certain stock options and the related sale of common stock by employees, and for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, benefits of $7.2 million, $8.6 million, $18.3 million and $5.2 million, respectively, were credited to stockholders’ equity.

8. STOCK OPTIONS AND STOCK ISSUANCE PLANS

Option Plans

In September 2001, the Board of Directors adopted the United Online, Inc. 2001 Stock Incentive Plan (the “2001 SIP”). The 2001 SIP is a shareholder-approved plan under which nonstatutory and incentive stock options, as well as direct stock issuances, may be granted to employees, officers, directors and consultants of the Company. An aggregate of 19.9 million shares have been reserved under the 2001 SIP, of which 1.0 million shares were available for future grant at December 31, 2005, and 9.0 million options and 1.6 million RSUs were outstanding at December 31, 2005.

In September 2001, the Board of Directors also adopted the United Online, Inc. 2001 Supplemental Stock Incentive Plan (the “2001 SSIP”). The 2001 SSIP is a non-shareholder approved plan under which nonstatutory stock option grants or direct stock issuances may be made to employees of the Company (or any parent or subsidiary corporation) who are neither officers nor Board members at the time of the option grant or direct issuance. An aggregate of 4.4 million shares have been reserved under the 2001 SSIP, of which approximately 40,000 shares were available for future grant at December 31, 2005, and 1.7 million options were outstanding at December 31, 2005.

In November 2004, the Company assumed the Classmates Online, Inc. Amended and Restated 1999 Stock Plan (the “Classmates 1999 Stock Plan”) and the Classmates Online, Inc. 2004 Stock Plan (the “Classmates 2004 Stock Plan”), including all unvested and outstanding options under such plans. No future grants are permissible under the Classmates 1999 Stock Plan, although shares underlying options cancelled under the Classmates 1999 Stock Plan will become available for grant under the Classmates 2004 Stock Plan. Nonstatutory options and direct stock issuances may be made under the Classmates 2004 Stock Plan (i) to employees, directors and officers of Classmates or its subsidiaries whose service commenced prior to the date of the acquisition and (ii) to employees, consultants, directors and executive officers of United Online or its subsidiaries whose service commenced or commences following the date of the acquisition. An aggregate of approximately 0.4 million shares have been reserved under the Classmates 1999 Stock Plan, of which approximately 60,000 options remained outstanding at December 31, 2005. An aggregate of 1.1 million shares have been reserved under the Classmates 2004 Stock Plan of which 0.3 million shares were available for future grant and 0.8 million options were outstanding at December 31, 2005. The Classmates 1999 Plan provides that the shares underlying any options which are forfeited upon termination of employment will become available for issuance under the Classmates 2004 Plan and will accordingly increase the number of shares of our common stock issuable under that plan.

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

The following table summarizes activity under the Plans during the year ended June 30, 2003, the six months ended December 31, 2003 and the years ended December 31, 2004 and 2005 (in thousands, except per share amounts):

	Number of Shares	Price Per Share	Weighted Average Exercise Price
Options outstanding at June 30, 2002	15,217	$0.11 - $118.54	$7.83
Granted	3,306	5.73 - 17.97	16.42
Exercised	(2,682)	0.11 - 16.81	2.63
Canceled	(1,106)	0.84 - 75.42	16.29
Options outstanding at June 30, 2003	14,735	0.11 - 118.54	9.98
Granted	292	16.73 - 27.47	20.69
Exercised	(1,698)	0.84 - 24.27	5.22
Canceled	(122)	1.23 - 72.29	9.25
Options outstanding at December 31, 2003	13,207	0.11 - 118.54	10.83
Assumed in connection with acquisition	540	2.16 - 9.59	5.09
Granted	1,818	9.25 - 20.38	17.83
Exercised	(1,856)	0.84 - 18.33	3.24
Canceled	(479)	1.23 - 101.25	14.37
Options outstanding at December 31, 2004	13,230	0.11 - 118.54	12.50
Granted	2,541	8.76 - 14.47	11.20
Exercised	(2,374)	0.33 - 12.61	2.47
Canceled	(1,769)	0.84 - 84.58	18.71
Options outstanding at December 31, 2005	11,628	$0.11 - $118.54	$13.31

Additional information with respect to the outstanding options at December 31, 2005 is as follows (in thousands, except per share amounts):

	Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining	Average Exercise	Number	Average Exercise
Prices	of Shares	Contractual Life	Price	of Shares	Price
$0.11 – $2.00	1,135	5.7	$1.23	1,135	$1.23
2.01 – 5.00	1,012	5.0	3.23	991	3.21
5.01 – 10.00	2,078	6.5	6.24	1,839	6.11
10.01 – 13.00	2,175	9.0	11.05	384	11.98
13.01 – 16.00	320	9.0	13.92	85	13.98
16.01 – 20.00	4,090	7.5	18.19	4,090	18.19
20.01 – 30.00	313	5.6	24.53	313	24.53
30.01 – 50.00	305	4.1	39.57	305	39.57
50.01 – 118.54	200	4.1	72.35	200	72.35
$0.11 – $118.54	11,628	7.1	$13.31	9,342	$13.94

The number of option shares exercisable at December 31, 2005, 2004 and 2003 and June 30, 2003 were 9.3 million, 10.8 million, 9.5 million and 10.3 million, respectively with weighted average exercise prices of $13.94, $12.98, $11.35 and $10.61, respectively.

Options granted during the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003 did not result in any deferred stock-based compensation. RSUs issued during the year ended December 31, 2005 resulted in total deferred stock-based compensation of $18.0 million, which was included in deferred stock-based compensation in stockholders’ equity. Restricted stock awards issued during the year ended December 31, 2004 resulted in total deferred stock-based compensation of $11.4 million, which was included in deferred stock-based compensation in stockholders’ equity. In December 2004, the Company repurchased 100,000 restricted shares of common stock in connection with the resignation of an executive officer and reversed $2.0 million of the $11.4 million in deferred stock-based compensation. Deferred stock-based compensation is recognized over the service period. During the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, compensation expense included in the statement of operations amounted to $10.0 million, $2.4 million, $0 and $0.1 million, respectively.

The following table summarizes the stock-based compensation that has been included in the following captions for each of the periods presented (in thousands):

	Year Ended December 31,		Six Months Ended December 31,	Year Ended June 30,
	2005	2004	2003	2003
Operating expenses:
Cost of billable services	$183	$16	$—	$8
Sales and marketing	954	76	—	20
Product development	1,069	32	—	6
General and administrative	7,746	2,325	—	73
Total stock-based compensation	$9,952	$2,449	$—	$107

Acceleration of Stock Options

In December 2005, the Company’s Compensation Committee of the Board of Directors approved the acceleration of vesting of all options to purchase the Company’s common stock with exercise prices in excess of $16.00. These options were granted to executive officers and other employees of the Company under the Company’s 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan. Options to purchase 1.3 million shares of the Company’s common stock were subject to this acceleration and such options had exercise prices ranging from $16.01 to $64.17, and had a weighted average exercise price of $18.47.

The acceleration of vesting of these out-of-the-money options was undertaken primarily to eliminate any future compensation expense the Company would otherwise recognize in its income statement with respect to these options with the implementation of SFAS No. 123R effective January 1, 2006. The Company estimated this compensation expense, before tax, would have totaled approximately $3.8 million over the course of the original vesting periods. Ninety five percent of the options would have vested within approximately 1.5 years from the effective date of the acceleration with the remaining 5% vesting within approximately 2.5 years from the date of acceleration. The Company also believed that because the options to be accelerated had exercise prices in excess of the current market value of the Company’s common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Employee Stock Purchase Plan

The Company has a 2001 Employee Stock Purchase Plan (“ESPP”), which expires in the year 2011, and under which an aggregate of 4.8 million shares of the Company’s common stock have been authorized and reserved for issuance. Under the ESPP, each eligible employee may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock on two “purchase dates” each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which the purchase date occurs or (ii) the closing selling price per share on the purchase date. Each offering period has a twenty-four month duration and purchase intervals of six months.

During the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, approximately 0.4 million, 0.4 million, 0.5 million and 0.9 million shares were purchased under the Company’s ESPP at weighted average purchase prices of $7.46, $7.98, $3.16 and $1.99 per share, respectively. At December 31, 2005, there were approximately 2.3 million shares available for future issuance. The weighted average fair value of ESPP shares purchased during the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003 were $3.54, $6.38, $2.21 and $1.29 per share, respectively.

Equity Awards

In January 2004, the Board of Directors issued 575,000 restricted shares of common stock at par value to certain of the Company’s executive officers. The shares vest entirely at the end of the four-year period from the date of grant. In connection with these shares, the Company recorded deferred stock-based compensation of $11.4 million, which is being amortized on a straight-line basis over the four-year vesting period. In December 2004, the Company repurchased 100,000 restricted shares of common stock in connection with the resignation of an executive officer. In connection with the repurchase, the Company reversed $2.0 million in deferred stock-based compensation.

In January 2004, the Compensation Committee of the Board of Directors approved stock option grants of 1.2 million shares to the Company’s executive officers. The shares are immediately exercisable, vest over a three-year period from the date of grant and have an exercise price of $18.70.

In January 2004, the Compensation Committee of the Board of Directors approved stock option grants of 0.1 million shares to the members of the Board. The shares are immediately exercisable, vest monthly over a one-year period from the date of grant and have an exercise price of $18.70.

In March 2005, the Company issued approximately 1.0 million RSUs to certain of the Company’s executive officers. Each RSU entitles the officer to receive one share of the Company’s common stock upon vesting. The units vest 25% annually over the four-year period beginning February 15, 2005. In connection with these units, the Company recorded deferred stock-based compensation of $11.0 million, which is being amortized over the vesting period.

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

In February 2006, the Company announced its intention to offer eligible employees of the Company the opportunity to exchange any outstanding stock options granted to them which have an exercise price per share of the Company’s common stock at or above $16.00 (the “Eligible Options”) in return for RSUs. The number of RSUs that will be issued in exchange for each tendered Eligible Option will be based on the per share exercise price of that option and will, in all events, be less than the number of shares subject to the tendered option. Eligible options with exercise prices between $16.00 and $20.00 will be exchanged based on a ratio of one RSU for four eligible options. Eligible options with exercise prices greater than $20.00 will be exchanged based on a ratio of one RSU for five eligible options. There are approximately 1.9 million Eligible Options, which could be exchanged for approximately 0.4 million RSUs.

9. COMMITMENTS AND CONTINGENCIES

Financial Commitments

The Company’s financial commitments at December 31, 2005 are as follows (in thousands):

	Year Ending December 31,
Contractual Obligations:	Total	2006	2007	2008	2009	2010	Thereafter
Term loan(1)	$54,208	$16,498	$16,498	$21,212	$—	$—	$—
Capital leases(2)	731	399	332	—	—	—	—
Operating leases	46,638	6,979	7,155	7,162	6,078	4,464	14,800
Telecommunications purchases	19,388	10,892	8,496	—	—	—	—
Media purchases	8,398	8,398	—	—	—	—	—
Total	$129,363	$43,166	$32,481	$28,374	$6,078	$4,464	$14,800

(1)          Our variable-rate term loan accrues interest at rates generally equal to the London inter-bank offered rate (LIBOR) for dollar deposits plus a margin of 3.0%. The table reflects only principal amounts. In January 2006, we paid in full the outstanding balance of the term loan of approximately $54.2 million. See Note 3.

(2)           The Company has entered into certain noncancelable lease obligations for computer and office equipment. The future minimum lease payments are discounted using varying rates over the lease terms. Amounts include $33,000 of imputed interest.

The Company leases its facilities under operating leases expiring at various periods through 2014. The leases generally contain annual escalation provisions as well as renewal options. Total rental expense for operating leases for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003 was $6.5 million, $4.3 million, $1.3 million and $3.3 million, respectively.

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

On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba “Freewwweb” (the “Debtor”), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno’s conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement, which provided for the payment by Juno of $5.5 million in final settlement of all claims against Juno. On September 11, 2003, the court issued an order approving the Stipulation of Settlement. On September 12, 2005, the Second Circuit Court of Appeals vacated the judgment of the bankruptcy court and remanded the case to the bankruptcy court. Discovery in the adversary proceeding in the bankruptcy court has commenced. No trial date has been set. At December 31, 2005, the Company had liabilities recorded of approximately $5.5 million in respect of this matter.

On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff’s patent which purports to cover user access to a computer network. On October 28, 2005, the court issued an order granting defendants’ motions for summary judgment of non-infringement of the patent. MyMail has filed a notice of appeal of the trial court’s ruling.

The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, financial position, results of operations or cash flows, the results of litigation are inherently uncertain and the Company can provide no assurance that it will not be materially and adversely impacted by the results of such proceedings. The Company has established a reserve for the Freewwweb matter discussed above and such reserve is reflected in the consolidated financial statements, though the Company can provide no assurance that such reserves will be adequate.

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

10. TRANSITION PERIOD COMPARATIVE DATA

The following table presents certain financial information for the six months ended December 31, 2003 and 2002, respectively (in thousands, except per share amounts):

	Six Months Ended December 31,
	2003	2002
		(unaudited)
Revenues	$185,738	$123,868
Income before income taxes	$35,046	$6,928
Provision for income taxes	$1,719	$692
Net income	$33,327	$6,236
Net income per share—basic	$0.52	$0.10
Net income per share—diluted	$0.48	$0.09
Shares used to calculate basic net income per share	64,163	60,830
Shares used to calculate diluted net income per share	69,504	66,179

11. QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data)

Year ended December 31, 2005:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Revenues	$130,232	$132,778	$131,520	$130,531
Operating income	$22,082	$22,634	$20,859	$20,985
Net income	$12,374	$12,594	$10,672	$11,487
Net income per share—basic	$0.20	$0.21	$0.18	$0.19
Net income per share—diluted	$0.19	$0.20	$0.17	$0.18

Year ended December 31, 2004:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Revenues	$119,620	$110,704	$110,618	$107,675
Operating income	$19,036	$20,516	$20,011	$19,930
Net income	$80,189	$12,620	$12,310	$12,361
Net income per share—basic	$1.33	$0.21	$0.20	$0.20
Net income per share—diluted	$1.27	$0.19	$0.19	$0.18

UNITED ONLINE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged/ (Credited) to Expense		Charged to Other Accounts		Charges Utilized/ Writeoffs		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2005	$647	$678		$—		$—		$1,325
Year ended December 31, 2004	288	75		284	(b)	—		647
Six months ended December 31, 2003	288	—		—		—		288
Year ended June 30, 2003	333	—		—		45	(a)	288
Valuation allowance for deferred tax assets:
Year ended December 31, 2005	$1,938	$2,732	(c)	$—		$—		$4,670
Year ended December 31, 2004	87,212	(67,478	)(d)	(20,783	)(e)	(2,987	)(f)	1,938
Six months ended December 31, 2003	95,423	(12,292	)(d)	(16,408	)(e)	(20,489	)(g)	87,212
Year ended June 30, 2003	110,360	(12,207	)(d)	(3,720	)(e)	(990	)(f)	95,423

(a)           Represents specific amounts written off that were considered to be uncollectible.

(b)          Represents allowance for doubtful accounts acquired in connection with the acquisition of Classmates.

(c)           Represents the increase in valuation allowance primarily due to executive compensation that is limited under Section 162(m) of the Code and foreign losses, the benefit of which is not currently recognizable.

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