Form 10-Q
period 2006-03-31
UNITED ONLINE INC
filed 2006-05-10
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 000-33367

UNITED ONLINE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0575839
(State or other Jurisdiction of	(I.R.S Employer Identification No.)
Incorporation or Organization)
21301 Burbank Boulevard,	91367
Woodland Hills, California	(Zip Code)
(Address of Principal Executive Office)

(818) 287-3000

(Registrant’s Telephone Number, Including Area Code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 64,183,481 shares of the registrant’s common stock outstanding at May 5, 2006.

In this document, “United Online,” the “Company,” “we,” “us” and “our” collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNITED ONLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,569	$100,397
Short-term investments	152,730	143,965
Accounts receivable	17,858	19,201
Deferred tax assets, net	13,892	14,808
Other current assets	12,295	12,332
Total current assets	219,344	290,703
Property and equipment, net	35,440	33,093
Deferred tax assets, net	54,284	53,547
Goodwill	89,479	80,499
Intangible assets, net	56,511	59,338
Other assets	3,217	4,008
Total assets	$458,275	$521,188
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,024	$46,955
Accrued liabilities	27,165	36,249
Deferred revenue	55,196	52,835
Current portion of term loan	—	16,498
Current portion of capital leases	393	373
Total current liabilities	121,778	152,910
Deferred revenue	3,474	3,449
Term loan	—	37,710
Capital leases	255	325
Other liabilities	3,820	4,379
Total liabilities	129,327	198,773
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock	6	6
Additional paid-in capital	451,099	472,745
Deferred stock-based compensation	—	(15,558)
Accumulated other comprehensive loss	(398)	(327)
Accumulated deficit	(121,759)	(134,451)
Total stockholders’ equity	328,948	322,415
Total liabilities and stockholders’ equity	$458,275	$521,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended March 31,
	2006	2005
Revenues	$127,332	$130,531
Operating expenses:
Cost of revenues (including stock-based compensation, see Note 6)	29,890	27,779
Sales and marketing (including stock-based compensation, see Note 6)	43,419	54,083
Product development (including stock-based compensation, see Note 6)	12,816	9,106
General and administrative (including stock-based compensation, see Note 6)	16,246	12,600
Amortization of intangible assets	4,389	5,978
Total operating expenses	106,760	109,546
Operating income	20,572	20,985
Interest and other income, net	1,716	1,417
Interest expense	(1,716)	(2,002)
Income before income taxes	20,572	20,400
Provision for income taxes	8,921	8,913
Income before cumulative effect of accounting change	11,651	11,487
Cumulative effect of accounting change, net of tax (see Note 1)	1,041	—
Net income	$12,692	$11,487
Basic net income per share:
Income before cumulative effect of accounting change	$0.19	$0.19
Cumulative effect of accounting change, net of tax	0.01	—
Basic net income per share	$0.20	$0.19
Diluted net income per share:
Income before cumulative effect of accounting change	$0.18	$0.18
Cumulative effect of accounting change, net of tax	0.02	—
Diluted net income per share	$0.20	$0.18
Shares used to calculate basic net income per share	62,511	60,393
Shares used to calculate diluted net income per share	64,889	63,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Quarter Ended March 31,
	2006	2005
Net income	$12,692	$11,487
Unrealized loss on short-term investments, net of tax of $(5) and $(154) for the quarters ended March 31, 2006 and 2005	(16)	(228)
Unrealized gain (loss) on derivative, net of tax of $(60) and $36 for the quarters ended March 31, 2006 and 2005	(83)	53
Foreign currency translation	28	(19)
Comprehensive income	$12,621	$11,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Deferred Stock-Based	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
Balance at December 31, 2005	62,606	$6	$472,745	$(15,558)	$(327)	$(134,451)	$322,415
Cumulative effect of accounting change, net of tax	—	—	(1,041)	—	—	—	(1,041)
Reversal of deferred stock-based compensation	—	—	(15,558)	15,558	—	—	—
Exercises of stock options	670	—	2,622	—	—	—	2,622
Vesting of restricted stock units	251	—	—	—	—	—	—
Repurchases of common stock	—	—	(1,643)	—	—	—	(1,643)
Dividends paid on shares outstanding and restricted stock units	—	—	(12,868)	—	—	—	(12,868)
Stock-based compensation	—	—	4,969	—	—	—	4,969
Unrealized loss on short-term investments, net of tax	—	—	—	—	(16)	—	(16)
Unrealized loss on derivative, net of tax	—	—	—	—	(83)	—	(83)
Foreign currency translation	—	—	—	—	28	—	28
Tax benefits from stock options	—	—	1,873	—	—	—	1,873
Net income	—	—	—	—	—	12,692	12,692
Balance at March 31, 2006	63,527	$6	$451,099	$—	$(398)	$(121,759)	$328,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$12,692	$11,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,096	9,452
Stock-based compensation	4,969	1,075
Deferred taxes	(302)	(677)
Tax benefits from stock-based compensation	1,873	3,947
Excess tax benefits from stock-based compensation	(1,414)	—
Cumulative effect of accounting change, net of tax	(1,041)	—
Other	1,437	570
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	1,394	295
Other assets	(730)	2,986
Accounts payable and accrued liabilities	(15,541)	(2,856)
Deferred revenue	1,846	4,581
Other liabilities	(40)	825
Net cash provided by operating activities	14,239	31,685
Cash flows from investing activities:
Purchases of property and equipment	(7,061)	(3,455)
Purchases of rights, patents and trademarks	(509)	(5,500)
Purchases of short-term investments	(124,121)	(98,317)
Proceeds from maturities and sales of short-term investments	115,320	115,858
Cash paid for acquisitions, net of cash acquired	(10,990)	(8,540)
Net cash provided by (used for) investing activities	(27,361)	46
Cash flows from financing activities:
Payments on term loan	(54,209)	(30,833)
Payments on capital leases	(50)	(288)
Proceeds from exercises of stock options	2,622	1,821
Repurchases of common stock	(1,643)	(14,207)
Payments for dividends	(12,868)	—
Excess tax benefits from stock-based compensation	1,414	—
Net cash used for financing activities	(64,734)	(43,507)
Effect of exchange rate changes on cash and cash equivalents	28	(14)
Change in cash and cash equivalents	(77,828)	(11,790)
Cash and cash equivalents, beginning of period	100,397	56,512
Cash and cash equivalents, end of period	$22,569	$44,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

United Online, Inc. (“United Online” or the “Company”) is a leading provider of consumer Internet and media services through a number of brands, including NetZero, Juno, Classmates and MyPoints (as of April 2006). The Company’s Communications services include Internet access, email, Internet security and VoIP. The Company’s Content & Media services include social networking, Web hosting and photo sharing. On a combined basis, the Company’s Web properties attract a significant number of Internet users each month and the Company offers marketers a broad array of Internet advertising products as well as online market research and measurement services.

On April 10, 2006, the Company acquired MyPoints, a leading provider of online loyalty marketing services, for $56.0 million in cash. The Company intends to report MyPoints within its Content & Media segment beginning in the June 2006 quarter.

Basis of Presentation

The accompanying consolidated financial statements for the quarters ended March 31, 2006 and 2005, which include United Online and its wholly-owned subsidiaries, are unaudited except for the balance sheet information at December 31, 2005, which is derived from the audited consolidated financial statements filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K on March 6, 2006 but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The Company’s interim financial statements have been prepared in accordance with GAAP including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed on March 6, 2006 with the SEC.

Significant Accounting Policies

Stock-Based Compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted awards and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on the grant date fair values of the awards. SFAS No. 123R supersedes the Company’s previous accounting under

Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123R (see Note 6 for additional information).

The Company adopted SFAS No. 123R using the modified prospective transition method, and the Company’s consolidated financial statements at and for the quarter ended March 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the quarter ended March 31, 2006 was $5.0 million, which was primarily related to stock options, restricted stock and the discount on employee stock purchases. Stock-based compensation expense for the quarter ended March 31, 2005 was $1.1 million, which was primarily related to restricted stock.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. Under SFAS No. 123, the Company used the Black-Scholes option-pricing model for valuation of share-based awards for its pro forma information. Upon adoption of SFAS No. 123R, the Company elected to continue to use the Black-Scholes option-pricing model for valuing awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense related to stock options had been recognized in the Company’s consolidated statements of operations, other than as related to acquisitions, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date.

Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to calculate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the quarter ended March 31, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested at, December 31, 2005 is based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. Accordingly, a pretax cumulative effect adjustment totaling $1.1 million ($1.0 million, net of tax) was recorded in the March 2006 quarter to adjust for awards granted prior to January 1, 2006, that are not ultimately expected to vest.

Prior to the adoption of SFAS No. 123R, the Company recognized stock-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For equity awards granted subsequent to the adoption of SFAS No. 123R, the Company treats such awards as a single award and recognizes stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service period.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123R. The Company is in the process of evaluating whether to adopt the provisions of SFAS 123(R)-3.

Stock-based compensation expense reduced the Company’s results of operations as follows (in thousands, except per share amounts), excluding the cumulative effect of accounting change:

Quarter Ended March 31, 2006
Operating expenses:
Cost of revenues	$237
Sales and marketing	944
Product development	1,466
General and administrative	2,322
Stock-based compensation	4,969
Tax benefit recognized	(1,056)
Stock-based compensation, net of tax	$3,913
Stock-based compensation, net of tax per common share:
Basic	$0.06
Diluted	$0.06

The following table illustrates (in thousands, except per share amounts) the effect on net income and earnings per share in the prior year as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Quarter Ended March 31, 2005
Net income, as reported	$11,487
Add: Stock-based compensation included in net income, net of tax	917
Deduct: Total stock-based compensation determined under fair value-based method for all awards, net of tax	(2,697)
Pro forma net income	$9,707
Basic net income per share, as reported	$0.19
Basic net income per share, pro forma	$0.16
Diluted net income per share, as reported	$0.18
Diluted net income per share, pro forma	$0.15

Recent Accounting Pronouncement

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. In addition, SFAS No. 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made beginning in the March 2006 quarter. The implementation of SFAS No. 154 did not have a material impact on the Company’s financial position, results of operations or cash flows.

2.   ACQUISITION

The Names Database

In March 2006, the Company acquired The Names Database for approximately $10.0 million in cash. The Names Database is a social-networking service that acts as an intermediary between members, allowing them to send messages through the site to one another. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations. The primary reason for the acquisition was to acquire The Names Database’s member relationships and software to expand the Company’s social-networking business. The Names Database’s results of operations are included in the consolidated financial statements from the date of acquisition.

The purchase price was allocated to the net assets acquired based on their estimated fair values, including identifiable intangible assets. The purchase price allocation is considered final. The following table summarizes the net liabilities assumed and the intangible assets and goodwill acquired in connection with the acquisition (in thousands):

Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Cash	$510
Accounts receivable	51
Accounts payable and accrued liabilities	(8)
Deferred revenue	(541)
Deferred income taxes	(545)
Total net liabilities assumed	(533)
Intangible assets acquired:
Pay accounts	500	4 years
Free accounts	600	10 years
Advertising contracts and related relationships	29	2 years
Technology	245	5 years
Proprietary rights	134	5 years
Other intangibles	45	5 years
Total intangible assets acquired	1,553
Goodwill	8,980
Total purchase price	$10,000

The weighted average amortizable life of the acquired intangible assets is 6.6 years. The $9.0 million of goodwill acquired is not deductible for tax purposes. The pro forma effect of the transaction is immaterial to the consolidated financial statements.

Cash paid for acquisitions during the quarter ended March 31, 2006 included a $1.5 million payment for PhotoSite, which was previously included in accrued liabilities at December 31, 2005.

3.   BALANCE SHEET COMPONENTS

Short-Term Investments

Short-term investments consist of the following (in thousands):

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$9,011	$—	$(17)	$8,994
Government agencies	144,242	—	(506)	143,736
Total	$153,253	$—	$(523)	$152,730

Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income on the consolidated balance sheets. The Company had no material realized gains or losses from the sale of short-term investments in the quarters ended March 31, 2006 and 2005.

The following table summarizes the fair value and gross unrealized losses of our short-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate notes	$8,994	$(17)	$—	$—	$8,994	$(17)
Government agencies	26,745	(24)	42,890	(482)	69,635	(506)
Total	$35,739	$(41)	$42,890	$(482)	$78,629	$(523)

Our investment portfolio consists of both corporate and government securities that have a maximum maturity of four years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. We expect to realize the full value of all these investments upon maturity or sale.

Maturities of short-term investments were as follows (in thousands):

	March 31, 2006
	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$35,780	$35,740
Maturing between 1 year and 4 years	45,160	44,741
Maturing after 4 years	72,313	72,249
Total	$153,253	$152,730

Accounts Receivable

At March 31, 2006, two customers comprised approximately 22% and 13% of the consolidated accounts receivable balance. For the quarters ended March 31, 2006 and 2005, the Company did not have any individual customers that comprised more than 10% of total revenues.

Goodwill

The changes in goodwill for the quarter ended March 31, 2006 were as follows (in thousands):

Balance at January 1, 2006	$80,499
Goodwill recorded in connection with The Names Database acquisition	8,980
Balance at March 31, 2006	$89,479

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Employee compensation and related expenses	$13,428	$20,353
Income taxes payable	7,832	9,769
Subscriber referral fees	4,281	4,281
Other	1,624	1,846
Total	$27,165	$36,249

Term Loan and Interest Rate Cap

In January 2006, the Company paid, in full, the outstanding balance on the term loan of approximately $54.2 million. Effective upon payment of the outstanding balance, the Credit Agreement terminated and is of no further force or effect. In connection with the repayment of the term loan in January 2006, the Company terminated the interest rate cap. During the quarter ended March 31, 2006, the Company recognized approximately $1.5 million in deferred financing costs in connection with the repayment of the term loan.

4.   STOCKHOLDERS’ EQUITY

Common Stock Repurchases

The Company’s Board of Directors authorized a common stock repurchase program that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2006. At March 31, 2006, the Company had repurchased $139.2 million of its common stock under the program, leaving $60.8 million remaining under the program.

Shares withheld from restricted stock units (“RSUs”) awarded to employees upon vesting to pay applicable withholding taxes on their behalf are considered common stock repurchases, but are not part of the Board approved repurchase program. Upon vesting, the Company currently does not collect the applicable withholding taxes for RSUs from employees. Instead, the Company automatically withholds, from the RSUs that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. The Company then pays the applicable withholding taxes in cash, which is accounted for as a repurchase of common stock. In February 2006, approximately 129,000 shares were withheld from RSUs that vested in order to pay the applicable employee withholding taxes.

Dividends

The Company’s Board of Directors declared a quarterly dividend of $0.20 per share in February 2006, which was paid on February 28, 2006 and totaled $12.9 million. In April 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend is May 12, 2006 and the dividend is payable on May 31, 2006.

5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	Quarter Ended March 31,
	2006	2005
Numerator:
Income before cumulative effect of accounting change	$11,651	$11,487
Cumulative effect of accounting change, net of tax	1,041	—
Net income	$12,692	$11,487
Denominator:
Weighted average common shares—basic	62,986	60,868
Less: weighted average common shares subject to repurchase	(475)	(475)
Shares used to calculate basic net income per share	62,511	60,393
Add: Dilutive effect of stock options, restricted stock and employee stock purchase plan	2,378	2,645
Shares used to calculate diluted net income per share	64,889	63,038
Basic net income per share:
Income before cumulative effect of accounting change	$0.19	$0.19
Cumulative effect of accounting change, net of tax	0.01	—
Basic net income per share	$0.20	$0.19
Diluted net income per share:
Income before cumulative effect of accounting change	$0.18	$0.18
Cumulative effect of change in accounting principle, net of tax	0.02	—
Diluted net income per share	$0.20	$0.18

The diluted per share computations exclude stock options, unvested common stock and restricted stock units, which are antidilutive. The number of antidilutive shares for the quarters ended March 31, 2006 and 2005 was 5.3 million and 7.8 million, respectively.

6.   STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation Plans

The Company has three active equity plans under which it is authorized to grant stock options, restricted stock awards and RSUs.

Stock options granted to employees generally vest over a three or four-year period. Stock options granted to directors generally vest over a nine-month to three-year period, either monthly or annually. Stock option grants expire after ten years unless cancelled earlier due to termination of employment or Board service. Certain stock option grants are immediately exercisable for unvested shares of common stock, with the unvested portion of the shares remaining subject to repurchase by the Company at the exercise price until the vesting period is complete.

RSUs granted to employees generally vest over a four-year period. RSUs granted to non-employee directors generally vest over a one-year period.

Upon the exercise of a stock option award, the vesting of a RSU or the grant of restricted stock, common shares are issued from authorized but unissued shares. At March 31, 2006, an aggregate of 27.6 million shares were reserved under the Company’s plans, of which 2.5 million shares were available for issuance at March 31, 2006.

Stock-Based Compensation Recognized

The following table summarizes the stock-based compensation that has been included in the following captions for each of the periods presented (in thousands):

	Quarter Ended March 31,
	2006	2005
Operating expenses:
Cost of revenues	$237	$25
Sales and marketing	944	100
Product development	1,466	63
General and administrative	2,322	887
Total stock-based compensation	$4,969	$1,075
Tax benefit recognized	$1,056	$158

Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the provisions of SFAS No. 123R and SAB No. 107. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted average of the applicable assumption used to value stock options at their grant date. The Company calculates expected volatility based on historical volatility of the Company’s common stock. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on historical exercise experience. The Company evaluated historical exercise behavior when determining the expected term assumptions. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of United Online common stock at the date of grant.

	Quarter Ended March 31,
	2006	2005
Risk-free interest rate	4.4%	4.2%
Expected life (in years)	3.8	5.0
Dividend yield	6.1%	0.0%
Volatility	61.4%	94.8%

The following table summarizes activity during the quarter ended March 31, 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2006	11,628	$13.31
Granted	138	13.31
Exercised	(670)	3.91
Cancelled	(75)	11.27
Outstanding at March 31, 2006	11,021	13.90	6.70	$34,515
Exercisable at March 31, 2006	9,098	14.49	6.21	30,760

Total unrecognized compensation cost related to unvested stock options at March 31, 2006, prior to the consideration of expected forfeitures, is approximately $8.5 million and is expected to be recognized over a weighted-average period of 1.1 years.

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $4.65 and $7.84, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $5.8 million and $7.6 million, respectively. Cash received from the exercise of stock options was $2.6 million and $1.8 million, respectively, for the three months ended March 31, 2006 and 2005. The tax benefits realized from stock options exercised in the three months ended March 31, 2006 and 2005 were approximately $1.7 million and $2.1 million, respectively.

Restricted Stock and Restricted Stock Units

At January 1, 2006, 475,000 restricted shares of common stock with a weighted average grant date fair value of $19.91 were outstanding. The shares vest entirely at the end of a four-year vesting period in January 2008.

The following table summarizes activity for RSUs during the quarter ended March 31, 2006:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at January 1, 2006	1,642	$10.78
Granted	998	12.79
Vested	(380)	10.37
Cancelled	(81)	10.60
Outstanding at March 31, 2006	2,179	$11.78

For the three months ended March 31, 2006, the Company issued approximately 1.0 million RSUs at a weighted-average grant date fair value of $12.79. For the three months ended March 31, 2005, the Company issued approximately 1.4 million RSUs at a weighted-average grant date fair value of $10.55. At March 31, 2006, the intrinsic value of outstanding restricted stock and RSUs was approximately $34.1 million. Total unrecognized compensation cost related to unvested restricted stock and RSUs at March 31, 2006 prior to the consideration of expected forfeitures is approximately $26.1 million and is expected to be recognized over a weighted-average period of 1.5 years. The fair value of RSUs that vested during the three months ended March 31, 2006 was approximately $4.6 million.

Employee Stock Purchase Plan

The Company has a 2001 Employee Stock Purchase Plan (“ESPP”), which expires in the year 2011, and under which approximately 5.8 million shares of the Company’s common stock were reserved under the plan at March 31, 2006. At March 31, 2006, 3.2 million shares were available for issuance. Under the ESPP, each eligible employee may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock on two “purchase dates” each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which the purchase date occurs or (ii) the closing selling price per share on the purchase date. Each offering period has a twenty-four month duration and purchase intervals of six months.

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Quarter Ended March 31, 2006
Risk-free interest rate	3.5%
Expected life (in years)	0.5-2.0
Dividend yield	9.0%
Volatility	55.0%

The assumptions presented in the table above represent the weighted average of the applicable assumptions used to value ESPP shares. The Company calculates expected volatility based on historical volatility of the Company’s common stock. The expected term represents the amount of time remaining in the 24-month offering period. The risk-free rate assumed in valuing the ESPP shares is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of United Online common stock at the date of grant.

For the quarters ended March 31, 2006 and 2005, the Company recognized approximately $0.6 million and $0, respectively, of stock-based compensation expense related to the employee stock purchase plan. Total unrecognized compensation cost related to the ESPP at March 31, 2006 is approximately $1.0 million and is expected to be recognized over a weighted-average period of 0.6 years.

Tender Offer

In February 2006, the Company announced its intention to offer eligible employees of the Company the opportunity to exchange any outstanding stock options granted to them which have an exercise price per share of the Company’s common stock at or above $16.00 (the “Eligible Options”) in return for RSUs. The number of RSUs that will be issued in exchange for each tendered Eligible Option will be based on the per share exercise price of that option and will, in all events, be less than the number of shares subject to the tendered option. Eligible options with exercise prices between $16.00 and $20.00 will be exchanged based on a ratio of one RSU for four eligible options. Eligible options with exercise prices greater than $20.00 will be exchanged based on a ratio of one RSU for five eligible options. The exchange offer expired in April 2006, and approximately 1.8 million shares of common stock underlying Eligible Options were exchanged for RSUs covering approximately 0.4 million shares of common stock in exchange for the cancellation of the Eligible Options. The exchange will be accounted for as a modification under SFAS No. 123R in the June 2006 quarter.

7.   SEGMENT INFORMATION

The Company complies with the reporting requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Historically, the Company operated in one principal operating segment, a provider of consumer Internet subscription services through a number of brands, including NetZero, Juno, and Classmates. Effective in the March 2006 quarter, the Company is operating in two reportable segments: Communications—consisting of its Internet access, email and VoIP services; and Content & Media—consisting of its social-networking, Web-hosting and photo-sharing services. Unallocated corporate expenses are centrally managed at the corporate level and consist of corporate-related expenses, depreciation, amortization of intangible assets and stock-based compensation. The Company has restated the prior periods to reflect the change in the composition of the reportable segments. Management has determined that segment income from operations, which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation, is the appropriate measure for assessing performance of its segments and for allocating resources among its segments.

Revenue and income from operations by segment are as follows (in thousands):

	Quarter Ended March 31, 2006
	Communications	Content & Media	Total
Billable services	$90,659	$20,497	$111,156
Advertising	9,683	6,493	16,176
Total revenues	$100,342	$26,990	$127,332
Segment income from operations	$33,468	$6,294	$39,762

	Quarter Ended March 31, 2005
	Communications	Content & Media	Total
Billable services	$101,156	$15,072	$116,228
Advertising	8,859	5,444	14,303
Total revenues	$110,015	$20,516	$130,531
Segment income from operations	$32,821	$3,195	$36,016

A reconciliation of segment income from operations (which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2006	2005
Total segment income from operations	$39,762	$36,016
Corporate expenses	(5,125)	(4,504)
Depreciation	(4,707)	(3,474)
Amortization of intangible assets	(4,389)	(5,978)
Stock-based compensation	(4,969)	(1,075)
Consolidated operating income	$20,572	$20,985

Pursuant to SFAS No. 131, total segment assets have not been disclosed as this information is not reported to, or used by, the chief operating decision maker. The vast majority of the Company’s revenues and related results of operations and identifiable assets are in the United States of America. The Company’s $89.5 million of goodwill is allocated entirely to the Content & Media segment.

8.   COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero’s initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. In a court order dated February 15, 2005, the District Court granted preliminary approval of the issuer defendants’ proposed settlement. On June 30, 2005, the United States Court of Appeals for the Second Circuit granted the underwriter defendants’ petition for permission to appeal the District Court’s order granting plaintiffs’ motion for class certification. A hearing on the settlement was held on April 24, 2006, and the parties are awaiting the court’s ruling on the motion for final approval of the settlement.

On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba “Freewwweb” (the “Debtor”), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno’s conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement, which provided for the payment by Juno of $5.5 million in final settlement of all claims against Juno. On September 11, 2003, the court issued an order approving the Stipulation of Settlement. On September 12, 2005, the Second Circuit Court of Appeals vacated the judgment of the bankruptcy court and remanded the case to the bankruptcy court. Discovery in the adversary proceeding in the bankruptcy court has commenced. No trial date has been set. At March 31, 2006, the Company had liabilities recorded of approximately $5.5 million in respect of this matter.

On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff’s patent which purports to cover user access to a computer network. On October 28, 2005, the court issued an order granting defendants’ motions for summary judgment of non-infringement of the patent. MyMail has filed a notice of appeal of the trial court’s ruling. The hearing date for the appeal has not been set.

On March 6, 2006 plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. NetZero has not yet filed or served its formal response to the complaint.

The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, financial position, results of operations or cash flows, the results of litigation are inherently uncertain and the Company can provide no assurance that it will not be materially and adversely impacted by the results of such proceedings. The Company has established a reserve for the Freewwweb matter discussed above and such reserve is reflected in the consolidated financial statements. There can be no assurance, however, that any of the reserves that have been established for outstanding litigation are sufficient to cover the possible losses from such litigation.

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

9.   SUBSEQUENT EVENT

On April 10, 2006, the Company acquired MyPoints.com, Inc., a leading provider of online loyalty marketing services, for $56.0 million in cash. MyPoints offers advertisers and retailers direct marketing solutions such as rewards-based Web shopping, targeted emails based on self-reported and behavioral data, and online surveys that pre-qualify its members for targeted offers. MyPoints members are rewarded with points for clicking or shopping through MyPoints’ emails, for shopping through the MyPoints’ Web site, and for completing surveys. The points are then redeemable for gift cards and other benefits with various partners.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of consumer Internet and media services through a number of brands, including NetZero, Juno, Classmates and MyPoints. Our Communications services include Internet access, email, Internet security and VoIP. Our Content & Media services include social networking, Web hosting, photo sharing and online loyalty marketing. On a combined basis, our Web properties attract a significant number of Internet users each month and we offer marketers a broad array of Internet advertising products as well as online market research and measurement services.

On April 10, 2006, we acquired MyPoints, a leading provider of online loyalty marketing services, for $56.0 million in cash. We intend to report MyPoints within our Content & Media segment beginning in the June 2006 quarter.

Segment Definitions

Commencing in the March 2006 quarter, we are reporting our businesses in two reportable segments:

Segment	Internet Services
Communications	Internet access, email, Internet security, family services and VoIP.
Content & Media	Social networking, Web hosting, photo sharing and, beginning in the June 2006 quarter, online loyalty marketing.

Consumer Brands and Services

Communications

We offer a variety of Communications-based services, both free of charge and subscription-based, under a number of brands, which include the following:

Internet Access:   NetZero, Juno and BlueLight;

VoIP:   NetZero Voice and NetZero FreeVoice;

Email:   NetZero MegaMail and Juno MegaMail; and

Other Services:   NetZero Family Pack, Juno Family Pack and Norton Internet Security.

Internet Access

Our basic pay access services include Internet access and an email account and are offered through various pricing plans, generally $9.95 per month. We also offer accelerated access services which are bundled with additional benefits such as pop-up blocking, antivirus software, enhanced email storage and VoIP telephony capabilities, generally for $14.95 per month. Our accelerated access services utilize technologies to reduce the time for certain Web pages to download to users’ computers when compared to our basic access services. We generally offer discounted pricing on our monthly access rates for subscribers that make extended service commitments. NetZero and Juno also offer free access services which differ from their respective pay access services in that the hourly and certain other limitations are set for the free services. In addition, the free access services incorporate certain advertising initiatives, including a persistent advertising banner, not present on the pay services. Our access services are available in more than 9,000 cities across the United States and Canada.

VoIP

NetZero Voice, a VoIP telephony service, provides local and long distance calling over dial-up and broadband Internet connections. We offer a free version of our VoIP service, NetZero FreeVoice, which enables users to make unlimited computer-to-computer calls and instant text message one another at no charge and includes a free voicemail account integrated with email into one convenient message center. Our pay VoIP service plans have all of the features of the free service and we offer pricing plans at $3.95 and $14.95 per month which include a dedicated phone number with unlimited inbound minutes and either 100 or unlimited monthly outbound minutes to the publicly switched telephone network (PSTN) within the U.S., Canada and Puerto Rico. We also offer a “pay as you go” plan where PSTN calling minutes can be purchased in $5, $10, $25 and $50 increments for as little as $0.02 per minute. In addition, NetZero Voice offers international PSTN calling at attractively priced rates per minute and a number of other features such as call forwarding.

Email

We offer free Web-based email services, including up to one gigabyte of storage, anti-spam protection, address book importing, photo viewing and more. NetZero and Juno offer premium email services under the MegaMail brand with expanded features and storage capabilities through various pricing plans, generally $9.95 per year.

Other Services

The Family Pack bundles together leading third-party produced family-oriented Internet services and is offered to subscribers for $4.95 per month. Our accelerated access services include Norton’s antivirus service free of charge and members can upgrade to a more complete Norton Internet Security package that includes antispyware, parental controls and other features for an additional $1.95 per month.

Content & Media

We offer a variety of Content & Media products and services, both free of charge and subscription-based, under a number of brands, which include the following:

Social Networking:   Classmates, StayFriends, The Names Database and Klassträffen;

Web Hosting:   FreeServers, 50megs, Bizhosting and Global Servers;

Online Photos:   PhotoSite; and

Online Loyalty Marketing:   MyPoints (as of April 2006).

Social Networking

Connecting millions of users primarily across the United States and, to a lesser extent, Germany, Sweden, Canada and other major English-speaking countries, including the United Kingdom and India, our social-networking services allow members to stay in touch with people from their past. Membership in our social-networking services is free and allows users to post a personal profile, access and search our database of other registered members within personally relevant online communities from school, work and the military. In addition to features of our free social-networking services, our pay services also enable subscribers to communicate with other members and are offered through various pricing plans, generally $39.00 per year or $15.00 for three months in the U.S. Our social-networking properties also contain advertising initiatives throughout their Web sites.

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

Online Loyalty Marketing

In April 2006, we acquired MyPoints.com, Inc. MyPoints offers advertisers and retailers direct marketing solutions such as rewards-based Web shopping, targeted emails based on self-reported and behavioral data, and online surveys that pre-qualify its members for targeted offers. MyPoints members are rewarded with points for clicking or shopping through MyPoints’ emails, for shopping through the MyPoints’ Web site, and for completing surveys. The points are then redeemable for gift cards and other benefits with various partners.

Account Metrics

At March 31, 2006, we had approximately 5.1 million pay accounts and approximately 18.7 million active accounts. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our pay services. “Active” accounts include total pay accounts as well as free users who have logged onto our access, social-networking, email or VoIP services during the preceding 31 days. Active accounts also include those free hosted Web sites that have received at least one visit during the preceding 90 days and the number of free photo-sharing users that logged on to the service at least once within the preceding 90 days. The following table sets forth (in thousands), for the periods presented, an analysis of our pay accounts.

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Communications:
Access	2,751	2,855	2,980	3,078	3,130
Other	321	313	301	286	259
Total	3,072	3,168	3,281	3,364	3,389
Content & Media:
Social networking	1,945	1,766	1,686	1,599	1,505
Other	76	75	73	70	58
Total	2,021	1,841	1,759	1,669	1,563
Total pay accounts	5,093	5,009	5,040	5,033	4,952

In general, we count and track pay accounts and free accounts by unique member identifiers. Users have the ability to register for separate services under separate brands and member identifiers independently. We do not track whether a pay account has purchased more than one of our services unless the account uses the same member identifier. As a result, total active free accounts may not represent unique free users. In addition, a free Web-hosting account is determined to be active if there was a visit to the site during the preceding 90 days, and it may be that the creator of the site no longer maintains or updates the site. As such, a free Web-hosting account may not represent an ongoing relationship with the person who set up the account. At any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool, a number of accounts that have notified us that they are terminating their service but whose service is still in effect and may also include a few thousand internal test accounts.

Results of Operations

The following tables sets forth (with dollars in thousands), for the periods presented, selected historical statements of operations data. The information contained in the tables below should be read in conjunction with Liquidity and Capital Resources and Financial Commitments included in this Item 2 as well as the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Quarter Ended March 31,
	2006	2005
Billable services	$111,156	$116,228
Advertising	16,176	14,303
Total revenues	127,332	130,531
Operating expenses:
Cost of revenues	29,890	27,779
Sales and marketing	43,419	54,083
Product development	12,816	9,106
General and administrative	16,246	12,600
Amortization of intangible assets	4,389	5,978
Total operating expenses	106,760	109,546
Operating income	20,572	20,985
Interest and other income, net	1,716	1,417
Interest expense	(1,716)	(2,002)
Income before income taxes	20,572	20,400
Provision for income taxes	8,921	8,913
Income before cumulative effect of accounting change	11,651	11,487
Cumulative effect of accounting change, net of tax	1,041	—
Net income	$12,692	$11,487

Information for our two key segments is as follows:

	Communications		Content & Media
	Quarter Ended March 31,		Quarter Ended March 31,
	2006	2005	2006	2005
Billable services	$90,659	$101,156	$20,497	$15,072
Advertising	9,683	8,859	6,493	5,444
Total revenues	100,342	110,015	26,990	20,516
Operating expenses:
Cost of revenues	24,063	22,598	3,152	3,097
Sales and marketing	30,285	43,851	12,130	10,078
Product development	7,918	7,029	2,413	1,448
General and administrative	4,608	3,716	3,001	2,698
Total operating expenses	66,874	77,194	20,696	17,321
Segment income from operations	$33,468	$32,821	$6,294	$3,195

A reconciliation of segment income from operations (which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2006	2005
Segment income from operations:
Communications	$33,468	$32,821
Content & Media	6,294	3,195
Total segment income from operations	39,762	36,016
Corporate expenses	(5,125)	(4,504)
Depreciation	(4,707)	(3,474)
Amortization of intangible assets	(4,389)	(5,978)
Stock-based compensation	(4,969)	(1,075)
Consolidated operating income	$20,572	$20,985

Revenues

Billable Services Revenues

Billable services revenues consist of fees charged to pay accounts for our pay services and for technical support. Our billable services revenues are primarily dependent on two factors: the average number of pay accounts for a period and the average monthly revenue per pay account (“ARPU”) for a period. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period. ARPU is calculated by dividing billable services revenues for a period by the average number of pay accounts for that period. ARPU may fluctuate from period to period as a result of a variety of factors including changes in the mix of pay subscriptions and their related pricing plans; the use of promotions, such as one or more free months of service, and discounted pricing plans to obtain or retain subscribers; increases or decreases in the price of our services; the number of services subscribed to by each pay account; pricing and success of new pay services and the penetration of these types of services as a percentage of total pay accounts; and the timing of pay accounts being added or removed during a period.

Consolidated Billable Services Revenues.   Consolidated billable services revenues decreased by $5.1 million, or 4%, to $111.2 million for the quarter ended March 31, 2006, compared to $116.2 million for the quarter ended March 31, 2005. The decrease in billable services revenues was due to a decrease in billable services revenues from our Communications segment, partially offset by an increase in revenues from our Content & Media segment. Billable services revenues from our Communications segment and from our Content & Media segment constituted 81.6% and 18.4%, respectively, of our consolidated billable services revenues for the quarter ended March 31, 2006, compared to 87.0% and 13.0%, respectively, for the quarter ended March 31, 2005. We anticipate that the decline in our billable services revenues will continue as the anticipated growth in Content & Media billable services revenues will be insufficient to offset the declines in Communications billable services revenues.

Communications Billable Services Revenues.   Communications billable services revenues consist of fees charged to pay accounts for access, email, Internet security, antivirus and VoIP services, with substantially all from access. Communications billable services revenues decreased by $10.5 million, or 10%, to $90.7 million for the quarter ended March 31, 2006, compared to $101.2 million for the quarter ended March 31, 2005. The decrease in billable services revenues was due to a 7% decrease in our average number of pay accounts from 3,346,000 for the quarter ended March 31, 2005 to 3,120,000 for the quarter ended March 31, 2006. The decrease is attributable to a decreased number of access accounts. Additionally, Communications billable services revenues decreased due to a 4% decrease in ARPU from $10.08 for the quarter ended March 31, 2005 to $9.69 for the quarter ended March 31, 2006. The decrease in ARPU is primarily attributable to a decline in ARPU for our access services due to increased use of free months of service and promotional pricing to obtain or retain pay access accounts. We anticipate that the average number of Communications pay accounts will continue to decline due to decreases in access accounts, and that the rate of decline in access accounts will accelerate in the June 2006 quarter. We also anticipate further declines in ARPU primarily as a result of discounted prices for extended service commitments on our access services, including providing our $14.95 accelerated access services at $9.95 for a one year commitment. As a result of these factors, the rate of decline in Communications billable services revenues has been increasing and will continue to increase, at least in the near term.

Content & Media Billable Services Revenues.   Content & Media billable services revenues consist of fees charged to pay accounts for social-networking, Web-hosting and online photo-sharing services, with the vast majority related to social-networking accounts. Content & Media billable services revenues increased by $5.4 million, or 36%, to $20.5 million for the quarter ended March 31, 2006, compared to $15.1 million for the quarter ended March 31, 2005. The increase in Content & Media billable services revenues was due to a 25% increase in our average number of pay accounts from 1,542,000 for the quarter ended March 31, 2005 to 1,931,000 for the quarter ended March 31, 2006. Substantially all of this increase was associated with growth in our social-networking pay accounts primarily as a result of organic growth and, to a lesser extent, the acquisition of pay accounts associated with the Names Database business in March 2006, which had approximately 58,000 pay accounts at the time of the acquisition. Billable services revenues from other Content & Media services remained relatively flat. Additionally, Content & Media billable services revenues increased due to a 9% increase in ARPU from $3.26 for the quarter ended March 31, 2005 to $3.54 for the quarter ended March 31, 2006. The increase in ARPU is primarily attributable to an increase in ARPU for our social-networking services due to a greater percentage of those pay accounts represented by higher-priced, shorter-term pay service plans. We anticipate that Content & Media billable services revenues will continue to grow primarily as a result of increased social-networking pay accounts.

Advertising Revenues

We connect advertisers to consumers through a variety of online marketing initiatives integrated throughout our services and Web properties, including advertising and search placements, email campaigns and user registration placements. In addition, we offer advertisers sophisticated market research capabilities. Factors impacting our advertising revenues generally include changes in orders from significant customers, the performance of our online marketing initiatives, the state of the online search and advertising markets, seasonality, increases or decreases in our active accounts, and increases or decreases in advertising inventory available for sale.

Consolidated Advertising Revenues.   Consolidated advertising revenues increased by $1.9 million, or 13%, to $16.2 million for the quarter ended March 31, 2006, compared to $14.3 million for the quarter ended March 31, 2005. The increase was primarily attributable to increases in advertising revenues in our Content & Media segment and, to a lesser extent, our Communications segment. Advertising revenues from our Communications segment and from our Content & Media segment constituted 59.9% and 40.1%, respectively, of our consolidated advertising revenues for the quarter ended March 31, 2006, compared to 61.9% and 38.1%, respectively, for the quarter ended March 31, 2005.

Communications Advertising Revenues.   Communications advertising revenues increased by $0.8 million, or 9%, to $9.7 million for the quarter ended March 31, 2006, from $8.9 million for the quarter ended March 31, 2005. The increase was primarily attributable to improved pricing for advertising inventory, partially offset by a decline in advertising inventory and a decrease in revenue-related search queries due to a decline in our active access accounts.

Content & Media Advertising Revenues.   Content & Media advertising revenues increased by $1.1 million, or 19%, to $6.5 million for the quarter ended March 31, 2006, compared to $5.4 million for the quarter ended March 31, 2005. The increase was related to an increase in advertising revenues generated from our social-networking services as a result of improved pricing for our advertising inventory and increased inventory primarily due to growth in our active accounts, offset partially by a decrease in advertising revenues generated from our Web-hosting services. We expect a significant increase in Content & Media advertising revenues in the June 2006 quarter as a result of the acquisition of MyPoints.

Cost of Revenues

Cost of revenues includes telecommunications and data center costs; personnel and overhead-related costs associated with operating our networks and data centers, depreciation of network computers and equipment, email technical support and license fees; costs related to providing telephone technical support; customer billing and billing support to our pay accounts; and domain name registration fees. The majority of the costs that comprise our Communications cost of revenues are variable. As such, our Communications cost of revenues as a percentage of revenues is highly dependent on our ARPU, our average hourly telecommunications cost and usage, and our average customer billing and support costs per pay account. Although the costs that comprise our Content & Media cost of revenues are currently relatively fixed, as a result of the acquisition of MyPoints, our Content & Media cost of revenues will become increasingly variable and such costs will increase significantly as a percentage of revenues.

Consolidated Cost of Revenues.   Consolidated cost of revenues increased by $2.1 million, or 7.6%, to $29.9 million for the quarter ended March 31, 2006, compared to $27.8 million for the quarter ended March 31, 2005. The increase was primarily due to increased costs associated with our Communications segment as well as a $0.4 million increase in depreciation and a $0.2 million increase in stock-based compensation in connection with the issuance of restricted stock units to employees and the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, in the March 2006 quarter. Cost of revenues for our Communications segment and for our Content & Media segment constituted 88.4% and 11.6%, respectively, of our total segment cost of revenues for the quarter ended March 31, 2006, compared to 87.9% and 12.1%, respectively, for the quarter ended March 31, 2005.

Communications Cost of Revenues.   Communications cost of revenues increased by $1.5 million, or 6%, to $24.1 million for the quarter ended March 31, 2006, compared to $22.6 million for the quarter ended March 31, 2005. The increase was primarily due to $1.6 million in costs associated with our VoIP service and a $1.1 million increase in network personnel and overhead-related costs. These increases were partially offset by a $0.8 million decrease in telecommunications costs and a $0.4 million decrease in customer support and billing-related costs as a result of a decrease in the number of pay accounts. Telecommunications costs decreased as a result of a decrease in the average number of pay accounts, offset by an increase in average monthly usage per pay access account and a slight increase in average hourly telecommunications costs. As a percentage of Communications revenues, Communications cost of revenues increased to 24.0% in the quarter ended March 31, 2006, compared to 20.5% in the quarter ended March 31, 2005, primarily as a result of decreases in ARPU for our access services combined with the increased costs discussed above. We anticipate that Communications cost of revenues as a percentage of Communications revenues will continue to increase as a result of anticipated declines in ARPU for Communications accounts.

Content & Media Cost of Revenues.   Content & Media cost of revenues increased by $0.1 million, or 1.8%, to $3.2 million for the quarter ended March 31, 2006, compared to $3.1 million for the quarter ended March 31, 2005. The increase was related to increased costs associated with our Web-hosting services. As a percentage of Content & Media revenues, Content & Media cost of revenues decreased to 11.7% in the quarter ended March 31, 2006, compared to 15.1% in the quarter ended March 31, 2005. The costs that comprise our Content & Media cost of revenues are relatively fixed. As such, the decrease resulted primarily from an increase in Content & Media revenues.

Sales and Marketing

Sales and marketing expenses include advertising and promotion expenses, performance fees paid to distribution partners to acquire new accounts, personnel-related expenses for sales and marketing personnel and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Marketing and advertising costs to promote our products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency fees are expensed over the period the advertising runs. Sales expenses are expensed in the period incurred or, in the case of commissions paid to sales personnel, when the associated advertising revenue is recognized.

Consolidated Sales and Marketing Expenses.   Consolidated sales and marketing expenses decreased by $10.7 million, or 19.7%, to $43.4 million for the quarter ended March 31, 2006, compared to $54.1 million for the quarter ended March 31, 2005. The decrease is primarily attributable to a significant reduction in marketing expenses related to our Communications segment, partially offset by an increase in marketing expenses related to our Content & Media segment and a $0.8 million increase in stock-based compensation in connection with the issuance of restricted stock units to employees and the adoption of SFAS No. 123R in the March 2006 quarter. Sales and marketing expenses related to our Communications segment and our Content & Media segment constituted 71.4% and 28.6%, respectively, of total segment sales and marketing expenses for the quarter ended March 31, 2006 versus 81.3% and 18.7%, respectively, for the quarter ended March 31, 2005.

Communications Sales and Marketing Expenses.   Communications sales and marketing expenses decreased by $13.6 million, or 30.9%, to $30.3 million for the quarter ended March 31, 2006, compared to $43.9 million for the quarter ended March 31, 2005. This decrease is attributable to a $14.9 million decline in advertising, promotion and distribution costs related to our access services, of which $12.2 million was due to reductions in media and advertising costs, $1.9 million was due to decreased telemarketing expenses, and $0.7 million was due to reduced performance fees paid to distribution partners. These decreases were partially offset by a $0.8 million increase in VoIP marketing expenses and a $0.5 million increase in Communications overhead and personnel expenses. Sales and marketing expenses as a percentage of Communications revenues declined to 30.2% in the quarter ended March 31, 2006 from 39.9% in the quarter ended March 31, 2005. While our advertising and media costs continue to represent the majority of our segment marketing expenses, decreases in media and advertising costs has increased our reliance on distribution arrangements which are relatively more difficult to change or replace and which we believe are currently the most efficient means to acquire new pay accounts. As such, our flexibility to manage our marketing expenses without significantly impacting our ability to obtain new pay accounts may be adversely impacted going forward. We believe decreased marketing expenses for access services has adversely affected the number of our pay access accounts. We currently are budgeting further reductions in access marketing expenses, particularly access media and advertising expenses, which will likely adversely affect our ability to manage our marketing expenses and the number of our pay access accounts going forward. If the impact to pay accounts is greater than anticipated, we may increase our marketing expenses, which would adversely impact our profitability.

Content & Media Sales and Marketing Expenses.   Content & Media sales and marketing expenses increased by $2.1 million, or 20.4%, to $12.1 million for the quarter ended March 31, 2006, compared to $10.1 million for the quarter ended March 31, 2005. The increase was the result of a $1.2 million increase in personnel and overhead-related expenses and a $0.8 million increase in marketing, promotion and distribution costs related to acquiring and retaining accounts, particularly social-networking accounts. The vast majority of non-personnel Content & Media marketing expenses are associated with performance-based distribution arrangements. As a result of the rate of growth in Content & Media revenues, sales and marketing expenses as a percentage of Content & Media revenues declined to 44.9% in the quarter ended March 31, 2006 from 49.1% in the quarter ended March 31, 2005. We anticipate further increases in segment sales and marketing expenses in the future, primarily associated with our social-networking business. In addition, we anticipate a significant increase in segment sales and marketing expenses going forward, particularly those associated with selling expenses, due to the April 2006 acquisition of MyPoints.

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

Consolidated Product Development Expenses.   Consolidated product development expenses increased by $3.7 million, or 40.7%, to $12.8 million for the quarter ended March 31, 2006, compared to $9.1 million for the quarter ended March 31, 2005. The increase was primarily attributable to increases in personnel-related expenses, a $1.4 million increase in stock-based compensation in connection with the issuance of restricted stock units to employees and the adoption of SFAS No. 123R in the March 2006 quarter and a $0.5 million increase in depreciation. Product development expenses related to our Communications segment and our Content & Media segment constituted 76.6% and 23.4%, respectively, of total segment product development expenses for the quarter ended March 31, 2006, compared to 82.9% and 17.1%, respectively, for the quarter ended March 31, 2005.

Communications Product Development Expenses.   Communications product development expenses increased by $0.9 million, or 12.6%, to $7.9 million for the quarter ended March 31, 2006, compared to $7.0 million for the quarter ended March 31, 2005. The increase was the result of a $0.7 million increase in compensation costs and a $0.2 million increase in overhead-related costs. Capitalized compensation costs were $1.9 million and $0.9 million in the quarters ended March 31, 2006 and 2005, respectively. The increase in capitalized compensation costs is due to an increase in the number of projects in the

March 2006 quarter compared to the March 2005 quarter that meet the criteria for capitalization. We anticipate that Communications product development expenses in the June 2006 quarter will approximate the expense reported in the March 2006 quarter.

Content & Media Product Development Expenses.   Content & Media product development expenses increased by $1.0 million, or 66.6%, to $2.4 million for the quarter ended March 31, 2006, compared to $1.4 million for the quarter ended March 31, 2005. The increase was primarily due to a $0.9 million increase in personnel-related expenses. We anticipate that Content & Media product development expenses will increase significantly due to the April 2006 acquisition of MyPoints and increased headcount related to our social-networking business.

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

Consolidated General and Administrative Expenses.   Consolidated general and administrative expenses increased by $3.6 million, or 28.9%, to $16.2 million for the quarter ended March 31, 2006, compared to $12.6 million for the quarter ended March 31, 2005. The increase was primarily attributable to a $1.4 million increase in stock-based compensation in connection with the issuance of restricted stock units to employees and the adoption of SFAS No. 123R in the March 2006 quarter, a $0.7 million increase in personnel-related expenses, a $0.7 million increase in professional and consulting expenses, a $0.4 million increase in depreciation and a $0.4 million increase in other overhead expenses. General and administrative expenses related to our Communications segment and our Content & Media segment constituted 60.6% and 39.4%, respectively, of total segment general and administrative expenses for the quarter ended March 31, 2006, compared to 57.9% and 42.1%, respectively, for the quarter ended March 31, 2005.

Communications General and Administrative Expenses.   Communications general and administrative expenses increased by $0.9 million, or 24.0%, to $4.6 million for the quarter ended March 31, 2006, compared to $3.7 million for the quarter ended March 31, 2005. The increase is primarily due to a $0.4 million increase in personnel-related expenses as a result of higher compensation costs, a $0.3 million increase in professional and consulting fees, and a $0.2 million increase in other overhead expenses.

Content & Media General and Administrative Expenses.   Content & Media general and administrative expenses increased by $0.3 million, or 11.2%, to $3.0 million for the quarter ended March 31, 2006, compared to $2.7 million for the quarter ended March 31, 2005. The increase is primarily due to a $0.3 million increase in overhead-related expenses. We anticipate that Content & Media general and administrative expenses will increase due to the April 2006 acquisition of MyPoints.

Unallocated Corporate Expenses.   Excluding stock-based compensation and depreciation, unallocated corporate general and administrative expenses increased by $0.6 million, or 14%, to $5.1 million for the quarter ended March 31, 2006, compared to $4.5 million for the quarter ended March 31, 2005. The increase is primarily due to an increase in compensation costs and consulting fees.

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

Consolidated amortization of intangible assets decreased by $1.6 million, or 27%, to $4.4 million for the quarter ended March 31, 2006, compared to $6.0 million for the quarter ended March 31, 2005. The decrease is primarily attributable to the accelerated amortization of certain intangible assets in the March 2005 quarter.

Interest and Other Income, Net

Interest income consists of earnings on our cash, cash equivalents and short-term investments. Other income and expense, net consists of realized gains and losses recognized in connection with the sale of short-term investments. Interest and other income, net increased by $0.3 million, or 21%, to $1.7 million for the quarter ended March 31, 2006, compared to $1.4 million for the quarter ended March 31, 2005 as a result of higher interest rates and higher average balances on our cash and cash equivalents and short-term investments. Net realized gains on our short-term investments were not significant for the quarters ended March 31, 2006 and 2005.

Interest Expense

Interest expense consists of interest expense on our term loan, capital leases and the amortization of premiums on certain of our short-term investments. Interest expense decreased by $0.3 million, or 14%, to $1.7 million for the quarter ended March 31, 2006, compared to $2.0 million for the quarter ended March 31, 2005. The decrease was primarily the result of a decrease in interest expense and amortized deferred financing costs related to the term loan, which was outstanding during the entire March 2005 quarter. In January 2006, we repaid the remaining balance of $54.2 million on the term loan and expensed the remaining $1.5 million in deferred financing costs. The decrease was partially offset by an increase in deferred financing fees amortized during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 in connection with the repayment of the term loan.

Provision for Income Taxes

For the quarter ended March 31, 2006, we recorded a tax provision of $8.9 million on pre-tax income of $20.6 million, resulting in an annualized effective tax rate of 43.4%. For the quarter ended March 31, 2005, we recorded a tax provision of $8.9 million on pre-tax income of $20.4 million, resulting in an annualized effective tax rate of 43.7%. The effective tax rates differ from the statutory rate primarily due to compensation, including stock-based compensation, that was limited under Section 162(m) of the Internal Revenue Code (the “Code”) and foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization. Additionally, in the quarter ended March 31, 2006, the annualized effective rate was increased due to Employee Stock Purchase Plan compensation, the benefit of which is not currently recognized under SFAS No. 123R. This increase was completely offset by the benefit of federal exempt interest income.

Cumulative Effect of Change in Accounting Principle, Net of Tax

In the quarter ended March 31, 2006, we recorded a $1.1 million pretax benefit ($1.0 million, net of tax), as the cumulative effect of a change in accounting principle upon the adoption of FAS 123R to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.

Liquidity and Capital Resources

Our total cash, cash equivalent and short-term investment balances decreased by $69.1 million, or 28%, to $175.3 million at March 31, 2006 compared to $244.4 million at December 31, 2005. Our summary cash flows for the quarters ended March 31, 2006 and 2005 were as follows (in thousands):

	Quarter Ended March 31,
	2006	2005
Net cash provided by operating activities	$14,239	$31,685
Net cash provided by (used for) investing activities	(27,361)	46
Net cash used for financing activities	(64,734)	(43,507)

Net cash provided by operating activities decreased by $17.4 million, or 55%, for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The decrease is primarily the result of the following:

•       an $18.9 million net decrease in working capital accounts, including $12.7 million related to accounts payable and accrued liabilities for payments during the March 20006 quarter for employee bonuses, income taxes and media and promotion expenses. Additionally, working capital accounts were affected by decreases in prepaid sales and marketing expenses and decreases in deferred revenue as a result of decreases in pay access accounts, including multi-month access accounts, offset partially by an increase in multi-month social-networking accounts;

•       a $3.5 million decrease in tax benefits from stock-based compensation, of which approximately $1.4 million of the decrease is related to the adoption of SFAS 123R, which requires a portion of the tax benefits from stock-based compensation to be presented in financing activities versus its historical presentation in operating activities; and

•       a $1.6 million decrease in amortization due to certain intangible assets related to the Classmates acquisition that, in order to better match the expense to the expected cash flows from those assets, are amortized on an accelerated basis.

These decreases were partially offset by:

•       a $3.9 million increase in stock-based compensation due to the adoption of SFAS 123R in the March 2006 quarter and the issuance of 1.3 million restricted stock units to employees and directors during the twelve months ended March 31, 2006;

•       a $1.2 million increase in depreciation due to increased capital expenditures during 2005;

•       a $1.1 million increase in amortization of deferred financing fees associated with the repayment of the term loan in January 2006; and

•       a $0.2 million increase in net income, net of a $1.0 million cumulative effect of a change in accounting principle in connection with the adoption of SFAS 123R.

Net cash used for investing activities increased by $27.4 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The increase is primarily the result of the following:

•       a $26.3 million increase in purchases of short-term investments, net of proceeds from maturities and sales of short-term investments;

•       a $3.6 million increase in capital equipment purchases and capitalized software costs in connection with the development of new services and the ongoing operations of our business; and

•       a $2.5 million increase in cash paid for acquisitions for The Names Database and PhotoSite in March 2006 compared to the initial payment for PhotoSite in March 2005.

These increases were partially offset by:

•       a $5.0 million decrease in purchases of rights, patents and trademarks, primarily related to the purchase of proprietary rights associated with the NetZero trademark for $6.0 million, $5.5 million of which was paid in the March 2005 quarter. The remaining $0.5 million was paid in January 2006.

We have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we will need to make further significant investments in the future. Capital expenditures for the quarter ended March 31, 2006 were $7.1 million. We anticipate that our total capital expenditures for the remainder of 2006 will be in the range of $18 million to $21 million, including anticipated capital expenditures related to the MyPoints business acquired in April 2006. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

Net cash used for financing activities increased by $21.2 million, or 49%, for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The increase is primarily the result of the following:

•       a $23.4 million increase in payments on the term loan. In January 2006, we paid, in full, the outstanding balance of the term loan of approximately $54.2 million; and

•       payments of $12.9 million for dividends in the quarter ended March 31, 2006.

The increases were offset by:

•       a $12.6 million decrease in repurchases of common stock;

•       a $1.4 million increase in excess tax benefits from stock-based compensation as a result of the adoption of SFAS 123R, which requires a portion of the tax benefits from stock-based compensation to be presented in financing activities versus its historical presentation in operating activities; and

•       a $0.8 million increase in proceeds from exercises of stock options.

The payment of dividends will negatively impact cash flows from financing activities. In February 2006, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock, which was paid on February 28, 2006 and totaled $12.9 million. In May 2006, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend is May 12, 2006, and the dividend is payable on May 31, 2006. The payment of future dividends is discretionary and will be subject to determination by the Board of Directors each quarter following its review of our financial performance.

Future cash flows from financing activities may also be affected by repurchases of common stock. Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2006. At March 31, 2006, we had repurchased $139.2 million of our common stock under the program, and the remaining available under the program was $60.8 million.

Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units we award to employees. Upon vesting, we currently anticipate that we will not collect the applicable withholding taxes for restricted stock units from employees. Instead, we will automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. We will then pay the applicable withholding taxes in cash. Similar to repurchases of common stock, the net effect of such withholding will adversely impact our cash flows. The amount remitted in February 2006, which was our first vesting of restricted stock units, was $1.6 million for which we withheld approximately 129,000 shares of common stock that were underlying the restricted stock units. The amount we pay in future quarters will vary based on our stock price and the number of restricted stock units vesting during the quarter.

Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the near term. We intend to use our existing cash balances and future cash generated from operations to fund dividend payments; to develop and acquire complementary services, businesses or technologies; to repurchase shares of our common stock if we believe market conditions to be favorable; to repurchase the common stock underlying restricted stock units and pay the withholding taxes due on vested restricted stock units; and to fund future capital expenditures. We currently anticipate that our future cash flows from operations and existing cash, cash equivalent and short-term investment balances will be sufficient to fund our operations over the next year, and in the near term we do not anticipate the need for additional financing to fund our operations. However, we may raise additional debt or equity capital for a variety of reasons including, without limitation, developing new or enhancing existing services or products, repurchasing our common stock, acquiring complementary services, businesses or technologies or funding significant capital expenditures. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, it might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, financial position, results of operations and cash flows, and could impair our ability to pay dividends. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

Financial Commitments

Our financial commitments are as follows at March 31, 2006 (in thousands):

		Apr–Dec	Year Ending December 31,
Contractual Obligations:	Total	2006	2007	2008	2009	2010	2011	Thereafter
Capital leases(1)	$678	$313	$351	$14	$—	$—	$—	$—
Operating leases	44,029	5,789	6,580	6,587	5,819	4,454	3,815	10,985
Telecommunications purchases	16,295	7,767	8,528	—	—	—	—	—
Media purchases	3,795	3,795	—	—	—	—	—	—
Total	$64,797	$17,664	$15,459	$6,601	$5,819	$4,454	$3,815	$10,985

(1)          Includes $33,000 of imputed interest.

Off-Balance Sheet Arrangements

At March 31, 2006, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncement

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. In addition, SFAS No. 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made beginning in the March 2006 quarter. The implementation of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.

Inflation

Inflation did not have a material impact during the quarters ended March 31, 2006 and 2005, and we do not currently anticipate that inflation will have a material impact on our results of operations going forward.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

We have interest rate risk primarily related to our investment portfolio.

We maintain a short-term investment portfolio consisting of U.S. commercial paper, U.S. Government or U.S. Government Agency obligations, municipal obligations, auction rate securities and money market funds. Our primary objective is the preservation of principal and liquidity while maximizing yield. The minimum long-term rating is A, and if a long-term rating is not available, we require a short-term credit rating of A1 and P1. The value of these investments may fluctuate with changes in interest rates. However, we believe this risk is immaterial due to the relatively short-term nature of the investments.

We were exposed to interest rate risk on a portion of the outstanding balance of our term loan through the date we repaid the outstanding balance in full, which was January 3, 2006.

Foreign Currency Risk

We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Indian Rupee (INR) and the Euro, which may result in a gain or loss of earnings to us. The volatility of the INR and the Euro (and all other applicable currencies) are monitored throughout the year. We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. dollar. Since the functional currencies of our foreign operations are denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders’ equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in operating expenses. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

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

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero’s initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. In a court order dated February 15, 2005, the District Court granted preliminary approval of the issuer defendants’ proposed settlement. On June 30, 2005, the United States Court of Appeals for the Second Circuit granted the underwriter defendants’ petition for permission to appeal the District Court’s order granting plaintiffs’ motion for class certification. A hearing on the settlement was held on April 24, 2006, and the parties are awaiting the court’s ruling on the motion for final approval of the settlement.

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

On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff’s patent which purports to cover user access to a computer network. On October 28, 2005, the court issued an order granting defendants’ motions for summary judgment of non-infringement of the patent. MyMail has filed a notice of appeal of the trial court’s ruling. The hearing date for the appeal has not been set.

On March 6, 2006 plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. NetZero has not yet filed or served its formal response to the complaint.

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

Internet Access Competition

Competition in the Internet access market is intense. We compete with established online service and content providers such as AOL, AOL’s Netscape subsidiary and MSN; independent national ISPs such as EarthLink and its PeoplePC subsidiary; companies combining their resources to offer Internet access in conjunction with other services such as Yahoo! and AT&T Internet Services, Yahoo! and Verizon, and AOL and Walmart.com; national communications companies and local exchange carriers such as AT&T WorldNet, Qwest Communications International, Inc. and Verizon; cable companies such as Comcast Corporation, Cox Communications, Inc., Charter Communications, Inc. and Adelphia Communications Corporation; local telephone companies; and regional and local commercial ISPs. Also, a number of municipalities, such as San Francisco, have announced their intention to make available wireless broadband access services to their communities free of charge or for discounted fees, and significant companies, including Google, are bidding to provide some or all of these services. While this form of competition is new and its potential impact unknown, the availability of free or inexpensive wireless broadband services in major metropolitan markets could have a significant impact upon the industry and on our Communications segment.

The number of U.S. households using broadband has grown significantly over the last few years and is expected to continue to grow. Broadband access, which includes cable, DSL, satellite and wireless, generally offers users faster connection and download speeds than dial-up access for monthly fees currently ranging from approximately $13 to $55 per month, although offers for promotional periods have been as low as $10 per month. Pricing for broadband services, particularly for introductory promotional periods, services bundled with cable and telephone services, and services with slower speeds, has been declining and the pricing gap between broadband and dial-up access services has been narrowing with, in some cases, premium and value dial-up access services priced at or above pricing for certain broadband services. For example, Verizon Yahoo! has offered DSL at $14.95 per month to customers who agree to a one-year commitment, although the current offer is $17.99 per month with a one-year commitment, and AT&T Yahoo! currently offers DSL at $12.99 per month to new customers who agree to a one-year commitment. As a result of broadband adoption, the total number of dial-up accounts in the U.S. has declined and industry analysts predict that it will continue to decline. The decline in the size of the dial-up market has accelerated and will likely continue to accelerate as broadband services become more widely available at lower prices and consumer adoption of broadband applications, such as online video, telephony and music downloads, which depend upon connections that provide significant bandwidth, increases. While we review the possibility of offering broadband services from time to time, including wireless services, we currently do not plan to offer broadband services on a significant scale, which has adversely impacted, and will continue to adversely impact, our ability to compete for new subscribers and to retain existing subscribers.

The success of our Communications segment historically has been based on offering dial-up Internet access services at prices below the standard monthly pricing of the premium dial-up services of most of our major competitors. Competition from broadband providers and value-priced providers such as United Online has resulted in significant declines in the number of subscribers to premium priced dial-up services over the last few years. In response to this competition, many competitors have engaged, and may continue to engage, in more aggressive pricing of their dial-up services under their premium-priced brands to obtain and retain users, such as offering discounted pricing or extended periods of free service such as six months free. AOL has previously tested decreased price points on their dial-up service and may continue to do so in the future, although AOL recently increased the price of its premium service. Additionally, AOL, through its Netscape subsidiary, EarthLink, through its PeoplePC subsidiary, and a number of small providers now offer value-priced services at prices similar to our prices and which are, in some cases, priced below the prices of our services. Partially in response to this competition, we have become more aggressive in offering discounted services and one or more free months of services in order to obtain and retain pay access accounts. Despite these measures, our pay access base has declined and the rate of decline has been increasing. We experienced a net decline of approximately 104,000 pay access accounts in the March 2006 quarter. We expect that the rate of decline will accelerate. We believe increased competition, including pricing competition, has adversely impacted our ability to obtain new pay access accounts and to retain our existing accounts, will adversely impact our ability to minimize the decline in our pay access account base in the future and has made it more difficult to maintain the current pricing of our services.

Price competition is particularly relevant to our ability to maintain our $14.95 standard monthly pricing for our pay access accounts bundled with accelerator service. Maintaining this price point is critical to the profitability of our Communications segment. When we began offering this service in early 2003, many of our competitors either did not offer a similar accelerator service or charged substantially more than we charge for a similar service. Since that time, most of our competitors have started offering a similar service, and several competitors have either decreased their price for these services or have bundled these services into their premium services with no additional fee. Many competitors now market these services as a feature of their value-priced services at no additional cost and these services are now offered, in certain cases, at a price point similar to or lower than our standard monthly price. In particular, Netscape has previously marketed their accelerator service as part of their standard $9.95 offering and currently markets this service at a $9.95 price point with a 12-month commitment. PeoplePC currently offers their accelerator service combined with their standard value-priced offering at $5.47 per month for an introductory period of three months, and $10.95 per month thereafter for an additional period of nine months. In addition, price competition for broadband services has been growing and several providers, such as AT&T Yahoo! and Verizon Yahoo!, have offered bundled broadband services at promotional prices similar to, or lower than, the prices of our accelerated access services. We cannot assure you that broadband providers will not continue to offer promotional pricing for broadband services similar to or lower than the price of our accelerated access services. Increased competition for subscribers to accelerated access services and broadband services could adversely impact the ability of our Communications segment to grow or maintain the number of pay access accounts bundled with accelerator service, or could cause us to lower the price for our accelerator service, which would adversely impact our revenues and profits. We have been offering our NetZero and Juno dial-up services bundled with accelerator service at a $9.95 price point with a 12-month commitment. We are also offering additional features or services without additional charge as part of our accelerated dial-up service, including enhanced email features, antivirus protection, and a VoIP account with 100 free computer-to-telephone domestic long distance minutes per month, and we may incorporate additional features or services in the future. Adding additional features increases our cost of providing the service which makes the service less profitable, although there is no assurance that additional features will make the service more attractive to consumers or will enable us to maintain its $14.95 standard monthly price. The number of users paying us the standard monthly price for our accelerated service has been decreasing and it is likely that we will experience decreases in the average price paid for these bundled services in the future.

Premium-priced Internet access services, in general, include a much wider variety of features than are included in value-priced services, and providers of premium-priced services continue to enhance the features of their offerings in response to competition from broadband and value-priced providers. In particular, many premium-priced services include at no additional charge telephone technical support, proprietary content, parental controls, multiple accounts and email addresses, increased email storage, virus protection, firewalls, spyware protection and accelerated dial-up functionality. Some providers of value-priced offerings are also incorporating certain of these features into their offerings either at no charge or for an incremental fee. In addition, certain providers of premium-priced services occasionally offer promotional pricing that is similar to the pricing of value-priced offerings. For example, EarthLink currently offers its premium-priced services at $9.95 per month for an introductory period of six months. While we offer some additional features to users at no charge or for an incremental fee, we do not offer the range of features included in premium-priced services and, in some cases, included in value-priced services. In particular, we do not offer our own proprietary content. In addition, the incremental fees that we charge for certain features are, in some cases, higher than the incremental fee, if any, charged by other value-priced providers for comparable features. Our decision not to offer a broader variety of features and our charges for additional services or features, particularly accelerated functionality, virus protection and telephone technical support, may adversely impact our ability to compete and undermine our position as a value-priced provider.

Many of our competitors have significantly greater brand recognition than we do and spend significantly more on marketing their services than we spend. As a result, we have not participated as extensively as our major competitors in a variety of large distribution channels, such as being pre-bundled on branded computers or being offered at retail outlets of many different major franchises. To the extent our competitors spend significantly more than we do in these and other channels, we are at a competitive disadvantage. In addition, we have significantly decreased our marketing expenditures for our access services, primarily with respect to advertising and media, and intend to further decrease these expenditures in the future. Decreased marketing of our access services has adversely impacted, and will continue to adversely impact, our pay access account base. While we have not decreased the marketing expenditures on distribution arrangements as much as we have on advertising and media, the decreased advertising and media expenditures may also adversely impact the efficacy of our distribution arrangements, which could cause our pay access account base to decrease at a faster rate than we currently anticipate. We cannot assure you that the marketing resources we allocate to our access services will be sufficient for us to compete effectively with our major competitors, and we believe our base of access accounts will continue to decline at an increased rate, at least in the near term.

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

Competition in the Online Relationships Market

Competition for subscribers in the online relationships market is intense and rapidly evolving. Our social-networking services compete directly against a small number of companies, including Reunion.com, Facebook.com and Monster.com’s Military.com service, offering similar online social-networking services based on work, school and military communities. Our social networking services also compete directly with many schools, employers, Web sites, and associations that maintain their own Internet-based alumni information services. In addition to this direct competition, We compete for subscribers with companies offering a wide variety of social-networking services including Web portals such as Yahoo!, MSN and AOL that maintain chat rooms and are developing new Web community services such as Yahoo! 360, MSN

Spaces and AOL People Connection, and other community-based Web sites and personal networking communities such as MySpace and Friendster. Some of these social-networking services, such as MySpace and Friendster, also have school-based communities or school-related search capabilities as well as more sophisticated features than ours, such as personalized Web pages, instant messaging and blogs. In addition, many of these companies offer a wide variety of services in addition to their social-networking services, which provides them with an additional competitive advantage in obtaining and retaining subscribers. Our social networking services are used primarily to locate and contact acquaintances from school, work or military affiliations, and our subscribers, in general, do not spend a significant amount of time on the site for other purposes. Our strategy is to expand the features and functionality of our social networking services, but there can be no assurance we will be commercially successful in doing so.

Many consumers maintain simultaneous relationships with multiple communities, including Internet alumni networks and offline associations, and can easily shift their interest or their spending from one online or offline provider to another. Competitors may be able to launch new businesses serving various communities at relatively low cost. Competitors may be able to hold themselves out as specialists in single communities, making them more appealing to consumers or giving them a perceived competitive advantage. In addition, many social-networking services are free or only require payment if certain additional functionality is desired by the user. The continued prevalence of free services could adversely impact our ability to market both our free and pay social-networking services, maintain our current price levels, or maintain or grow our pay account base at current price levels, or at all.

Many competitors in this market have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, we have relied extensively on Internet advertising through portals and other Internet service providers, including AOL, MSN and Yahoo!, to grow our free and pay accounts. A number of these companies are competitors of United Online with respect to Internet access and other services, and they may not be willing to retain the same advertising relationship going forward. To the extent we are not able to maintain advertising relationships with these companies, our ability to obtain new social-networking pay and free accounts would be adversely impacted.

Competition in the VoIP Market

Our consumer VoIP services compete in the market for consumer telephone services against competitors such as established local and long distance telephone companies, cellular companies and providers of VoIP services. VoIP services are a relatively new and emerging application and it is uncertain whether VoIP services will receive wide-spread consumer adoption. While we have not extensively marketed our VoIP services, we have attracted only a small number of users to these services. Competitors for our VoIP services include established telecommunications and cable companies, certain of our current competitors for Internet access services including AOL, MSN and EarthLink, leading Internet companies including Yahoo!, Google and eBay through its Skype subsidiary, and a number of other companies that offer VoIP-based services as their primary business such as Vonage. Most of our major competitors in the VoIP market have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of our competitors, such as Vonage, spend a significant amount of resources on marketing their services and participate in large, retail distribution channels. We currently do not intend to expend significant marketing resources on our VoIP services. We have expended resources on producing television commercials and other marketing materials, and we may not realize a return on these investments. If we do choose to expend significant marketing resources on our VoIP services, there is no assurance that such efforts will be commercially successful. We cannot assure you that our marketing efforts will be effective, that our VoIP services will achieve significant consumer adoption or, even if such services do achieve consumer adoption, that our VoIP services will generate growth in pay accounts, revenues or profitability.

Competition in Online Loyalty Marketing Business

Our online loyalty marketing business faces intense competition from both traditional and online advertising and direct marketing businesses. We expect competition to increase due to the lack of significant barriers to entry for online businesses generally. As we expand the scope of our product and service offerings, we may compete with a greater number of media companies across a wide range of advertising and direct marketing services. Our ability to generate significant revenue from advertisers and loyalty partners will depend on our ability to differentiate ourselves through the services we provide and to obtain adequate participation from consumers in our online direct marketing and rewards programs. Currently, several companies offer competitive online products or services, such as Coolsavings, Coupons.com and Eversave.com. In the future, we may also face competition from larger offline loyalty point programs, such those operated by credit card companies or airlines, if they focus on developing a stronger online presence. We have limited experience in this market and cannot assure you that we will be able to compete effectively.

Competition in Additional Service Markets

In addition to Internet access and VoIP services, our Communications segment also includes standalone premium email services and a prepackaged Family Pack offering. In addition to social-networking services, our Content & Media segment also includes Web-hosting and domain registration services, digital photo-sharing services and online loyalty marketing. While these additional services do not generate a significant portion of the revenues for the applicable segment, we are actively investing resources in certain of these services. Competition for users of premium email services is intense. The companies we compete with for Internet access accounts also compete with us for premium email accounts. In addition, a number of companies, including Yahoo!, MSN, AOL and Google, offer premium email services, in certain cases, for free. The market for premium email services is evolving at a rapid pace and we cannot assure you that our offerings will be competitive or commercially viable. While the personal Web-hosting business is fragmented, a number of significant companies, including Yahoo!, currently compete actively for these users. In addition, the personal Web-hosting industry is very application specific, with many of the competitors focusing on specific applications, such as photo sharing, to generate additional users. We have not expended significant resources to marketing our digital photo sharing services, although we may allocate additional resources to improving and promoting these services going forward. Digital photo sharing is an extremely competitive market and there is no assurance our services will be able to compete effectively. We cannot assure you that any of these additional services will be competitive or will generate growth in pay accounts or revenues.

In addition, we have evaluated, and expect to continue to evaluate, the development or acquisition of new services. New services may subject us to competition from companies that have more experience with such services, more established brands, and greater financial, marketing and other resources to devote to such services. We cannot assure you that our new services, if any, will be competitive or will generate growth in pay accounts or revenues.

Competition for Advertising Customers

We are dependent upon advertising revenues for a significant portion of our revenues and profits. We compete for advertising revenues with major ISPs, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking Web sites, and various other companies that facilitate Internet advertising. Many of our competitors have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical and sales and marketing resources than we do. This may allow them to devote greater resources to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, offer more sophisticated products and services, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. We also compete with television, radio, cable and print media for a share of advertisers’ total advertising budgets. In certain instances, we generate advertising revenues from companies who are also our competitors. In particular, our Communications segment generates significant advertising revenues from Yahoo! Search. We compete directly with Yahoo! for Internet access, email, Web-hosting and online photo-sharing subscribers and indirectly for subscribers to our social-networking services. To the extent competitors who are also sources of significant advertising revenue cease to do business with us, our revenues and profits could suffer.

Our revenues may continue to decrease and our profitability may decrease.

Decreases in our Communications revenues have been greater than the increases in our Content & Media revenues. While we anticipate continued organic growth in our Content & Media revenues and growth in these revenues as a result of our MyPoints acquisition, the organic growth in Content & Media revenues will not be sufficient to offset the anticipated increasing decline in our Communications revenues, at least in the near term. Our ability to minimize decreases in our revenues is, other than through acquisitions, primarily dependent upon our ability to minimize decreases in our Communications revenues while increasing our Content & Media revenues. We currently anticipate that our pay access accounts will continue to decline at an accelerated rate, although the rate of decline is likely to fluctuate from quarter to quarter depending on seasonality and other factors. The average monthly revenue per pay account (“ARPU”) for our access services, including our accelerated access services, has also declined and we anticipate it will continue to decline, at least in the near term. While we anticipate that advertising revenues from our Communications segment will remain relatively flat in the near term due to favorable advertising rates and other factors, over the long term these revenues will likely decline as a result of decreased inventory as a result of decreases in our pay access accounts. We are budgeting our expenditures for 2006 based upon assumptions with respect to growth in our Content & Media pay accounts, growth in advertising revenues, and decreases in pay access accounts and ARPU for our access services. If we are unable to grow our Content & Media pay accounts as anticipated, if ARPU for our access services declines more than anticipated, if we do not generate anticipated advertising revenues or if our pay access base declines faster than anticipated, our profitability could be materially and adversely impacted.

We have significantly decreased our Communications marketing expenditures and anticipate further decreases in these expenditures in the near term. At the same time, we have more services in our Communications segment to market as a result of the introduction of our VoIP services. The amount we have budgeted for Communications marketing may be insufficient to effectively market all of the services in our Communications segment. The number of pay access accounts may decline much faster than anticipated and we may not increase the number of pay VoIP accounts. In addition, although we intend to continue to increase marketing expenditures for our Content & Media service offerings, social-networking services in particular, the total number of Content & Media pay accounts may not grow as anticipated. Acceleration in the decline of pay access accounts or deceleration in the growth of Content & Media pay accounts could negatively impact our revenues and profitability in the near term and our prospects in the long term. If we choose to increase our marketing expenditures beyond what we currently anticipate, our profitability will likely be adversely affected, at least in the near term.

Our ability to grow or maintain our number of pay accounts may also be dependent on our success in commercializing new services that we either acquire or develop. To the extent we are unable to successfully market our existing services to new users, successfully cross-market our services to existing users or successfully acquire or develop and commercialize new services, our pay accounts could continue to decline.

Our online loyalty marketing business depends on our ability to maintain and expand an active membership base.

The success of our online loyalty marketing business largely depends on our ability to maintain and expand an active membership base. Our revenues are primarily driven by fees paid by advertisers and direct marketers based on specific actions taken by our members. If we are unable to induce existing and new members to actively participate in our programs, our business may be harmed. The attractiveness of our program to current and potential members, advertisers and loyalty partners depends in large part on the attractiveness of the rewards and point redemption opportunities that we offer. If the perceived value of our points decreases, we may be required to offer more points to generate the same revenue, which could adversely affect our results of operations relating to these services. A significant portion of the revenues from online loyalty marketing are generated from the activity of a small percentage of our members, and we cannot assure you that the number of active members will increase. Data security and privacy concerns may cause consumers not to sign up for our program or cause our members to stop using the service or resist providing the personal data necessary to support our program’s profiling capability. In addition, we acquire a significant number of our new members through a few acquisition channels, and the loss of any of these channels or a decrease in the number of new members acquired through these channels could have an adverse affect our business. Although our membership has grown in prior periods, there are no assurances that our membership growth will continue or increase in the future.

Our business is subject to fluctuations.

Our results of operations and changes in the number and mix of pay accounts from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. A number of factors that may impact us are discussed in greater detail in this Form 10-Q, and these factors may affect us from period to period and may affect our long-term performance. As a result, you should not rely on period-to-period comparisons as an indication of future or long-term performance. In addition, these factors create difficulties with respect to our ability to forecast our financial performance accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and account metrics. We cannot assure you that we will achieve the expectations or financial projections made by our management or by the financial analysts. In the event we do not achieve such expectations or projections, the price of our common stock could be adversely affected.

If we cannot identify and complete acquisitions, we may not be able to grow and achieve our strategic objectives.

One of our strategic objectives is to acquire businesses, product lines or technologies which will provide us with an opportunity to leverage our assets and core competencies, or which otherwise will be complementary to our existing businesses. It is likely that we will not succeed in growing our revenues, at least in the near term, unless we are able to successfully complete acquisitions. The merger and acquisition market for companies offering Internet services is extremely competitive, particularly for companies who have demonstrated a profitable business model with long-term growth potential. Recently, the public equity markets have been very receptive to companies with these characteristics. As a result, in many cases, companies with these characteristics trade publicly or are privately valued at multiples of earnings, revenues, operating income and other metrics significantly higher than the multiples at which we are currently valued. Acquisitions may require us to obtain additional debt or equity financing, which may not be available to us on reasonable terms, or at all. These and other factors may make it difficult for us to acquire additional businesses, product lines or technologies at affordable prices, or at all, and there is no assurance that we will be successful in completing additional acquisitions.

We cannot assure you that we will be able to successfully manage, integrate or grow our acquired businesses.

In April 2004, we acquired the assets of About, Inc.’s Web-hosting business, in November 2004, we acquired Classmates, in March 2005, we acquired the assets of Homestead Technologies, Inc.’s online digital photo-sharing business, in March 2006, we acquired The Names Database, and in April 2006, we acquired MyPoints.com, Inc. We do not have prior experience in most of these lines of business and may not be able to compete successfully in them. To the extent we attempt to integrate various aspects of these businesses, we may not be successful. There may be unanticipated risks, liabilities and costs associated with these businesses, and we cannot assure you that these businesses will have a positive impact on our results of operations. In addition, we cannot assure you that we will be successful in maintaining or growing their pay or free accounts.

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

Our marketing activities may not be effective. We will be required to incur significant marketing expenses to maintain or develop our brands. We have significantly decreased marketing expenditures for our access services and anticipate further reducing marketing expenditures for these services in the future.

While we currently anticipate increasing marketing expenditures for our social-networking services, we cannot assure you that any such increase will be effective in increasing pay or active accounts for these services. We anticipate, in the near term, that the decreases in pay accounts for our access services will not be offset by increases, if any, in other pay accounts. We have increased the number of brands under which our services are marketed and increased the number of services we offer. We may not have adequate resources to maintain all of our brands or promote all of our services. Our VoIP services, in particular, may require significant marketing resources and we do not currently intend to allocate significant resources to market these services. Even if we choose to allocate significant marketing resources to these services, there is no assurance that our marketing activities will be successful.

We obtain a significant number of new pay access accounts through our offline distribution channels, primarily Best Buy. If the number of new pay accounts acquired through Best Buy were to decrease, such decrease could negatively impact the number of pay access accounts and our Communications revenues and profitability could be negatively impacted.

If we are unable to retain users, our business and financial results will suffer.

Historically, we have lost an average of four to five percent of our pay accounts each month, which we refer to as churn, with churn in recent periods approximating five percent. Our churn percentage is calculated based on the average number of pay accounts for a period. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. We do not include in our churn calculation those accounts cancelled during the first thirty days of service unless the accounts have upgraded from free accounts, although a number of such accounts will be included in our account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not considered to have cancelled a pay account and, as such, our overall churn rate is not necessarily indicative of the percentage of subscribers canceling any particular service. We have experienced, and will likely continue to experience, a higher percentage of subscribers canceling our accelerated access and social networking services than is indicated by our churn rate, and the percentage of subscribers canceling our social networking services has fluctuated significantly from quarter to quarter due to seasonality and the timing of termination of multi-month programs. Our churn may be higher in future periods and will fluctuate from period to period and from service to service. If we continue to experience a high percentage of pay accounts canceling our services, it will make it more difficult to grow, maintain or minimize decreases in the number of pay accounts for those services. If we experience an increased percentage of cancellations, our revenues and profitability may be adversely affected.

In addition, the number of active free accounts has a significant impact on our ability to attract advertisers, on the number of advertising impressions we have available to sell, and on how many pay accounts we can potentially acquire through marketing our pay services to our active free accounts. Each month, a significant number of free accounts become inactive and we may experience continued declines in the number of active free accounts. In addition, a user may have more than one account on more than one of our services, and we are not able to determine in most cases the number of accounts held by an individual. As such, the actual number of unique individuals using our services may be much lower than our total number of accounts.

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

We have expended, and may in the future expend, significant resources enhancing our existing services, such as our enhanced accelerator service, and developing, acquiring and implementing new services, such as our VoIP services. Product development involves a number of uncertainties, including unanticipated delays and expenses. New or enhanced services, such as our VoIP services and our enhanced accelerator service, may have technological problems or may not be accepted by our consumers or advertisers. We cannot assure you that we will be successful in developing, acquiring or implementing new or enhanced services, or that new or enhanced services will be commercially successful.

Our VoIP services may not be commercially successful.

Only a limited number of users have signed up for our VoIP services, and we have experienced losses in connection with these services due to fraud and the costs of developing and operating them. It is likely we will continue to expend significant resources developing, enhancing, operating and marketing these services. We expect these services to continue to adversely impact our profitability, at least in the near term. If our VoIP services are not commercially successful, we will continue to incur operating losses in connection with these services, which would negatively impact our financial condition and results of operations.

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

Advertising and commerce revenues are an important component of our revenues and profitability. Our revenues from advertising have in the past fluctuated, and may in the future fluctuate, due to a variety of factors including, without limitation, changes in the online advertising market, decreases in capital available to Internet and other companies, changes in our advertising inventory, changes in usage and the effect of key advertising relationships. The majority of our advertising revenues are derived from our access services and decreases in our access account base will, over time, result in decreased inventory advertising revenues. As discussed above, competition for advertising dollars is intense and our advertising revenues may decline in future periods.

A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. In the past, we have experienced a number of situations where significant advertising arrangements were terminated early, were not renewed, were renewed at significantly lower rates or were renegotiated during the term of the arrangement. We derived approximately 24% of our total advertising and commerce revenues during the March 2006 quarter from Internet search fees provided through our agreement with Yahoo! Search. Our agreement with Yahoo! Search expires in March 2007. The competition among search services is increasing. If there were a significant decrease in search fees from our agreement with Yahoo! Search due to users using competitive services or other factors, such decrease would adversely impact our results of operations. Our business, financial position, results of operations and cash flows may be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

If our access accounts usage increases or our telecommunications costs increase, our business may suffer.

Other than sales and marketing, our telecommunications costs are our largest Communications expense. If the average monthly usage of our access users increases, or if our average hourly telecommunications cost increases, the profitability of our Communications segment may be adversely impacted.

Our access business is dependent on a small number of telecommunications carriers. Our inability to maintain agreements at attractive rates with these carriers may negatively impact our business.

Our access business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network and data services we require, and most of our telecommunications services are currently purchased from Level 3 Communications, Verizon Pac-West, Qwest and O1 Communications. Furthermore, in the past, several vendors have ceased operations or ceased offering the services we require, causing us to switch vendors. Vendors may experience significant financial difficulties and be unable to perform satisfactorily or to continue to offer their services. Verizon, Level 3 Communications, Pac-West and Qwest have significant amounts of debt obligations. The loss of vendors has resulted, and may in the future result, in increased costs, decreased service quality and the loss of users. In particular, the failure of Level 3 Communications, Verizon, Pac-West, Qwest or O1 Communications to continue to provide the scope, quality and pricing of services currently provided could materially and adversely affect our business and results of operations. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Certain of our telecommunications providers compete with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, financial position, results of operations and cash flows.

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

Our VoIP services are dependent upon internally developed software, licensed software and third party telecommunications services, all of which are relatively new. Our VoIP services have not yet been operated on a significant scale. There will be bugs and other issues associated with these services. If we experience any material difficulties operating these services on a significant scale, or if the bugs or other issues we encounter with these services are material, our ability to obtain and maintain users will be adversely impacted.

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

Our VoIP services and our digital photo-sharing services are relatively new and have not generated significant revenues. We have capitalized certain proprietary rights related to our VoIP services as well as certain costs incurred by us in connection with the development of our VoIP services. We have also capitalized goodwill and intangible assets in connection with the acquisitions of MyPoints, The Names Database and PhotoSite. If these services are not commercially successful, we would likely be required to impair these assets which would negatively impact our financial condition and results of operations.

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

Changes in the regulatory environment regarding the Internet could decrease our revenues and increase our costs. Currently, ISPs are considered “information service” providers rather than “telecommunications” providers, and regulations that apply to telephone companies and other telecommunications common carriers currently do not apply to our Internet access services. However, our Internet access services could become subject to Federal Communications Commission (“FCC”) and state regulation as Internet access services and telecommunications services converge. If the regulatory status of ISPs changes, our business may be adversely affected.

Laws, regulations and legal liability issues regarding VoIP services are evolving at a rapid pace.  Measures under consideration by the FCC, Congress, the courts and/or other federal and state agencies include, without limitation, new laws and regulations, or the interpretation of existing laws and regulations, regarding access to telephone numbers, taxes, contributions to the Universal Service Fund, consumer protection rules, intercarrier compensation arrangements, consumer privacy, assistance to law enforcement, and the provision of E-911 services.  Some or all of these measures, if adopted and determined to be applicable to our VoIP services, could make it significantly more expensive to operate some or all of our VoIP services and could cause us to cease operating or enhancing some or all of our VoIP services. For example, we do not believe we are required to offer E-911 services with our existing VoIP services nor do we believe we must comply with the Communications Assistance for Law Enforcement Act (CALEA), and we do not currently have the ability to offer E-911 services nor can we comply with CALEA. If the regulatory status of our VoIP service offerings changes or if we offer new VoIP services that subject us to additional laws and regulations, our VoIP services may be materially and adversely affected.  In addition, while we intend to develop and implement an international strategy for our VoIP services, foreign laws and regulations regarding the provision of VoIP services could adversely impact our ability to implement this strategy.

The Internet Tax Freedom Act, which placed a moratorium on new state and local taxes on Internet commerce, has been extended through November 2007. However, future laws imposing taxes or other regulations on the provision of goods and services over the Internet could make it substantially more expensive to operate our business.

Our business is also subject to a variety of other U.S. and foreign laws and regulations that could subject us to liabilities, claims or other remedies, such as laws relating to bulk email or “spam,” access to various types of content by minors, anti-spyware initiatives, encryption, data protection, security breaches and consumer protection. Compliance with these laws and regulations is complex and may impose significant additional costs on us. Certain of our services, particularly our social-networking and online loyalty marketing services, are dependent on the ability send a significant volume of emails to members through third parties’ email systems.  Additional government regulation regarding sending bulk email, as well as voluntary actions by third parties to restrict the delivery of emails through their email systems, could adversely impact our business.  For example, AOL and Yahoo! recently announced their plans to reduce the amount of bulk email sent through their email services by charging bulk email senders to guarantee the delivery of their messages.

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

Our social-networking and online loyalty marketing businesses rely heavily on email campaigns, and any restrictions on the sending of emails could materially and adversely affect our business.

Our social-networking and online loyalty marketing businesses deliver a significant number of emails to our members. Yahoo! and AOL recently announced that they will phase out their IP-based whitelists and implement a pay-per-email program. Restrictions on the sending of emails, such as the contemplated pay-per-email program, would increase our cost of revenue, which could materially and adversely affect our business and results of operations.

Our business could be shut down or severely impacted by a catastrophic event.

Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fire, earthquakes, power loss, telecommunications failures, terrorism and similar events. We have experienced situations where power loss and telecommunications failures have adversely impacted our services, although to date such failures have not been material to our operations. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located at our headquarters in Woodland Hills, California and at facilities in and around Los Angeles, California; San Francisco, California; San Jose, California; Ashburn, Virginia; Renton, Washington and New York, New York. In the past, areas in California have experienced repeated episodes of diminished electrical power supply, or “rolling blackouts.” A natural disaster, terrorism, power blackout or other unanticipated problem at our headquarters or at a network hub, or within a third-party network provider’s network, could cause interruptions in the services that we provide. Our systems are not fully redundant. Any prolonged disruption of our services due to system failures could result in user turnover and decreased revenues.

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

Commencing with the second quarter of 2005, we have declared and paid a quarterly cash dividend of $0.20 per share of common stock. The payment of future dividends is discretionary and will be subject to determination by our board of directors each quarter following its review of our financial performance. Our future cash flows will significantly decline from what we experienced in 2005 due to the payment of income taxes and other factors, and our cash balances will decline if we use our cash to acquire businesses, repurchase stock or for other purposes. We cannot assure you that we will continue to pay quarterly cash dividends, and if we do not, our stock price could be negatively impacted.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. On April 29, 2005, the Board of Directors extended the program through December 31, 2006. At March 31, 2006, we had repurchased $139.2 million of our common stock under the program, leaving $60.8 million remaining under the program.

Shares withheld from restricted stock units (“RSUs”) awarded to employees upon vesting to pay applicable withholding taxes on their behalf are considered common stock repurchases, but are not part of the Board approved repurchase program. Upon vesting, the Company currently does not collect the applicable withholding taxes for RSUs from employees. Instead, the Company automatically withholds, from the RSUs that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. The Company then pays the applicable withholding taxes in cash, which is accounted for as a repurchase of common stock.

Common stock repurchases at March 31, 2006 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
August 2001	138	$1.67	138	$9,770
November 2001	469	1.77	469	8,940
February 2002	727	3.38	727	6,485
August 2002	288	7.51	288	27,820
February 2003	193	9.43	193	26,005
May 2003	281	13.51	281	22,207
November 2003	2,024	19.76	2,024	48,706
February 2004	2,887	16.86	2,887	—
May 2004	—	—	—	100,000
August 2004	2,657	9.41	2,657	74,989
February 2005	1,268	11.20	1,268	60,782
February 2006	129	12.77	—	60,782
Total	11,061	$12.74	10,932

ITEM 6.   EXHIBITS

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2006 Management Bonus Plan		8-K	000-33367	3/30/2006
10.11	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-KT	000-33367	2/5/2004
10.12	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.13	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004

10.14	Employment Agreement between the Registrant and Matt Wisk		10-Q	000-33367	8/8/2005
10.15	Employment Agreement between the Registrant and Ted Cahall		10-Q	000-33367	8/8/2005
10.16	Employment Agreement between the Registrant and Jon Fetveit		10-Q	000-33367	8/8/2005
10.17	Employment Agreement between the Registrant and Gerald Popek		10-Q	000-33367	8/8/2005
10.18	Employment Agreement between the Registrant and Robert Taragan		10-Q	000-33367	8/8/2005
10.19	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.20

Credit Agreement, dated as of December 3, 2004, among United Online, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank Securities Inc., as Lead Arranger (the “Credit Agreement”)

			8-K	000-33367	12/3/2004
10.21	First Amendment to Credit Agreement, dated as of December 13, 2004		8-K	000-33367	12/14/2004
10.22	Second Amendment to Credit Agreement, dated as of March 11, 2005		10-K	000-33367	3/16/2005
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/10/2006
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/10/2006
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/10/2006
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/10/2006

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2006.

UNITED ONLINE, INC.
By:	/s/ CHARLES S. HILLIARD
Charles S. Hilliard
Executive Vice President, Finance and Chief Financial Officer
By:	/s/ NEIL P. EDWARDS
Neil P. Edwards
Senior Vice President, Finance, Treasurer and Chief Accounting Officer

EXHIBIT INDEX

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2006 Management Bonus Plan		8-K	000-33367	3/30/2006
10.11	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-KT	000-33367	2/5/2004
10.12	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.13	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed
10.14	Employment Agreement between the Registrant and Matt Wisk		10-Q	000-33367	8/8/2005
10.15	Employment Agreement between the Registrant and Ted Cahall		10-Q	000-33367	8/8/2005
10.16	Employment Agreement between the Registrant and Jon Fetveit		10-Q	000-33367	8/8/2005
10.17	Employment Agreement between the Registrant and Gerald Popek		10-Q	000-33367	8/8/2005
10.18	Employment Agreement between the Registrant and Robert Taragan		10-Q	000-33367	8/8/2005
10.19	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.20

Credit Agreement, dated as of December 3, 2004, among United Online, the Lenders party thereto from time to time, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank Securities Inc., as Lead Arranger (the “Credit Agreement”)

			8-K	000-33367	12/3/2004
10.21	First Amendment to Credit Agreement, dated as of December 13, 2004		8-K	000-33367	12/14/2004
10.22	Second Amendment to Credit Agreement, dated as of March 11, 2005		10-K	000-33367	3/16/2005
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/10/2006
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/10/2006
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/10/2006
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/10/2006