Form 10-Q
period 2006-06-30
UNITED ONLINE INC
filed 2006-08-09
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 64,953,970 shares of the registrant’s common stock outstanding at August 4, 2006.

In this document, “United Online,” the “Company,” “we,” “us” and “our” collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNITED ONLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,362	$100,397
Short-term investments	125,857	143,965
Accounts receivable	27,002	19,201
Deferred tax assets, net	13,442	14,808
Other current assets	12,155	12,332
Total current assets	202,818	290,703
Property and equipment, net	39,819	33,093
Deferred tax assets, net	53,600	53,547
Goodwill	138,707	80,499
Intangible assets, net	64,902	59,338
Other assets	3,530	4,008
Total assets	$503,376	$521,188
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,660	$46,955
Accrued liabilities	39,841	36,249
Member redemption liability	14,667	—
Deferred revenue	55,024	52,835
Current portion of term loan	—	16,498
Current portion of capital leases	398	373
Total current liabilities	152,590	152,910
Member redemption liability	3,876	—
Deferred revenue	3,147	3,449
Term loan	—	37,710
Capital leases	153	325
Other liabilities	3,773	4,379
Total liabilities	163,539	198,773
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock	6	6
Additional paid-in capital	450,352	472,745
Deferred stock-based compensation	—	(15,558)
Accumulated other comprehensive loss	(347)	(327)
Accumulated deficit	(110,174)	(134,451)
Total stockholders’ equity	339,837	322,415
Total liabilities and stockholders’ equity	$503,376	$521,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$134,900	$131,520	$262,232	$262,051
Operating expenses:
Cost of revenues (including stock-based compensation, see Note 6)	31,146	27,419	61,036	55,198
Sales and marketing (including stock-based compensation, see Note 6)	46,137	53,803	89,556	107,886
Product development (including stock-based compensation, see Note 6)	13,385	9,558	26,201	18,664
General and administrative (including stock-based compensation, see Note 6)	17,422	14,227	33,668	26,827
Amortization of intangible assets	4,552	5,654	8,941	11,632
Total operating expenses	112,642	110,661	219,402	220,207
Operating income	22,258	20,859	42,830	41,844
Interest and other income, net	1,354	1,592	3,070	3,009
Interest expense	(411)	(1,355)	(2,127)	(3,357)
Income before income taxes	23,201	21,096	43,773	41,496
Provision for income taxes	11,616	10,424	20,537	19,337
Income before cumulative effect of accounting change	11,585	10,672	23,236	22,159
Cumulative effect of accounting change, net of tax (see Note 1)	—	—	1,041	—
Net income	$11,585	$10,672	$24,277	$22,159
Basic net income per share:
Income before cumulative effect of accounting change	$0.18	$0.18	$0.37	$0.37
Cumulative effect of accounting change, net of tax	—	—	0.01	—
Basic net income per share	$0.18	$0.18	$0.38	$0.37
Diluted net income per share:
Income before cumulative effect of accounting change	$0.18	$0.17	$0.36	$0.35
Cumulative effect of accounting change, net of tax	—	—	0.01	—
Diluted net income per share	$0.18	$0.17	$0.37	$0.35
Shares used to calculate basic net income per share	63,782	60,831	63,150	60,613
Shares used to calculate diluted net income per share	65,955	63,093	65,425	63,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$11,585	$10,672	$24,277	$22,159
Unrealized gain (loss) on short-term investments, net of tax of $28 and $23 for the quarter and six months ended June 30, 2006, respectively and $44 and $(109) for the quarter and six months ended June 30, 2005, respectively	42	66	26	(162)
Unrealized loss on derivative, net of tax of $(60) for the six months ended June 30, 2006 and $(49) and $(12) for the quarter and six months ended June 30, 2005	—	(72)	(83)	(19)
Foreign currency translation	9	(68)	37	(87)
Comprehensive income	$11,636	$10,598	$24,257	$21,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Deferred Stock-Based	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
Balance at December 31, 2005	62,606	$6	$472,745	$(15,558)	$(327)	$(134,451)	$322,415
Cumulative effect of accounting change, net of tax	—	—	(1,041)	—	—	—	(1,041)
Balance at January 1, 2006	62,606	6	471,704	(15,558)	(327)	(134,451)	321,374
Reversal of deferred stock-based compensation	—	—	(15,558)	15,558	—	—	—
Exercises of stock options	1,551	—	5,037	—	—	—	5,037
Issuance of common stock through employee stock purchase plan	380	—	2,965	—	—	—	2,965
Vesting of restricted stock units	298	—	—	—	—	—	—
Repurchases of common stock	—	—	(1,957)	—	—	—	(1,957)
Dividends paid on shares outstanding and restricted stock units	—	—	(26,242)	—	—	—	(26,242)
Stock-based compensation	—	—	10,833	—	—	—	10,833
Unrealized gain on short-term investments, net of tax	—	—	—	—	26	—	26
Unrealized loss on derivative, net of tax	—	—	—	—	(83)	—	(83)
Foreign currency translation	—	—	—	—	37	—	37
Tax benefits from stock options	—	—	3,570	—	—	—	3,570
Net income	—	—	—	—	—	24,277	24,277
Balance at June 30, 2006	64,835	$6	$450,352	$—	$(347)	$(110,174)	$339,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$24,277	$22,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,993	18,890
Stock-based compensation	10,833	3,995
Deferred taxes	806	761
Tax benefits from stock-based compensation	3,570	8,003
Excess tax benefits from stock-based compensation	(2,583)	—
Cumulative effect of accounting change, net of tax	(1,041)	—
Other	2,315	792
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	1,917	(1,231)
Other assets	1,498	1,955
Accounts payable and accrued liabilities	(9,355)	8,894
Member retention liability	870	—
Deferred revenue	876	6,461
Other liabilities	(88)	1,732
Net cash provided by operating activities	52,888	72,411
Cash flows from investing activities:
Purchases of property and equipment	(13,953)	(8,473)
Purchases of rights, patents and trademarks	(509)	(5,554)
Purchases of short-term investments	(180,309)	(192,437)
Proceeds from maturities and sales of short-term investments	198,321	185,333
Cash paid for acquisitions, net of cash acquired	(60,528)	(8,638)
Net cash used for investing activities	(56,978)	(29,769)
Cash flows from financing activities:
Payments on term loan	(54,209)	(36,666)
Payments on capital leases	(146)	(440)
Proceeds from exercises of stock options	5,037	3,845
Proceeds from employee stock purchase plan	2,965	1,678
Repurchases of common stock	(1,957)	(14,207)
Payments for dividends	(26,242)	(12,590)
Excess tax benefits from stock-based compensation	2,583	—
Net cash used for financing activities	(71,969)	(58,380)
Effect of exchange rate changes on cash and cash equivalents	24	(89)
Change in cash and cash equivalents	(76,035)	(15,827)
Cash and cash equivalents, beginning of period	100,397	56,512
Cash and cash equivalents, end of period	$24,362	$40,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                 DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

United Online, Inc. (“United Online” or the “Company”) is a leading provider of consumer Internet and media services through a number of brands, including NetZero, Juno, Classmates and MyPoints (as of April 2006). The Company’s Communications services include Internet access, email, Internet security and VoIP. The Company’s Content & Media services include social networking, online loyalty marketing, Web hosting and photo sharing. On a combined basis, the Company’s Web properties attract a significant number of Internet users each month and the Company offers marketers a broad array of Internet advertising products as well as online market research and measurement services.

On April 10, 2006, the Company acquired MyPoints.com, Inc. (“MyPoints”), a leading provider of online loyalty marketing services, for approximately $56.6 million in cash. The Company reports MyPoints within its Content & Media segment.

Basis of Presentation

The accompanying consolidated financial statements for the quarters and six months ended June 30, 2006 and 2005, which include United Online and its wholly-owned subsidiaries, are unaudited except for the balance sheet information at December 31, 2005, which is derived from the audited consolidated financial statements filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K on March 6, 2006 but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The Company’s interim financial statements have been prepared in accordance with GAAP including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

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

Significant Accounting Policies

Member Redemption Liability—The member redemption liability represents the estimated costs associated with the Company’s obligation to redeem outstanding member balances (in Points), less an allowance for Points expected to expire prior to redemption. Such members’ Points may be converted by enrolled members into various third-party gift certificates, frequent travel programs, coupons or other rewards. Points are granted to members when they respond to direct marketing offers delivered by the

Company, purchase goods from advertisers or engage in other specified activities. The Company is liable for providing the rewards to members if and when such members seek to redeem accumulated Points upon reaching required redemption thresholds. The member redemption liability is estimated based upon a weighted-average cost of Points that may be redeemed in the future. The liability is based upon historical redemption costs and managements’ estimate of future trends. Under the Company’s current policy, MyPoints reserves the right to cancel or disable accounts and expire unredeemed Points in those accounts that are inactive for a period of 12 consecutive months. “Inactive” shall be defined as a lack of one of the following: Web site visit (click through); email response; survey completion; profile update or any Point-earning or Point-spending transaction. However, the Company reserves the right to extend the life of the unredeemed Points if the member is active. The Company bases its estimate of Points that will not be redeemed on an analysis of historical point earning trends, redemption activity and individual member accounts. This analysis is updated monthly.

Revenue Recognition—MyPoints earns revenue primarily from corporate advertising customers by charging fees for sending emails to the MyPoints’ members and placing advertising on the MyPoints Web site. Under the terms of advertising contracts, MyPoints earns revenue primarily based on three components: (1) transmission of email advertisements to enrolled members, (2) unique clicks on transmitted emails and (3) actual transactions by members over the Internet. Revenue is recognized when email is transmitted to members, when responses are received and when members complete online transactions. Each of these activities is a discrete, independent activity, which generally is specified in the advertising sales agreement entered into with the customer. As the earning activities take place, activity measurement data (e.g., number of emails sent and number of responses received) is accumulated and the related revenue is recorded. Revenue from the sale of Points to MyPoints’customers is deferred over a 15-month period, which is the expected time that either the Points are redeemed and MyPoints provides an award, or the Points expire prior to redemption. Revenue is also deferred if MyPoints has performed under the contract and has billed for its services; however, the collection of the receivable is not reasonably assured. Revenue is recognized once the collection of the cash is no longer in doubt. Also, deferred revenue represents invoiced services that have not yet been performed.

Stock-Based Compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted awards and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on the grant-date fair values of the awards. SFAS No. 123R supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123R (see Note 6 for additional information).

The Company adopted SFAS No. 123R using the modified prospective transition method, and the Company’s consolidated financial statements at and for the quarter and six months ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the quarter and six months ended June 30, 2006 was $5.9 million and $10.8 million, respectively, which was primarily related to stock options, restricted stock and the discount on employee stock purchases. Stock-based compensation expense for the quarter and six months ended June 30, 2005 was $2.9 million and $4.0 million, respectively, which was primarily related to restricted stock.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. Under SFAS No. 123, the Company used the Black-Scholes option-pricing model for valuation of share-based awards for its pro forma information. Upon adoption of SFAS No. 123R, the Company elected to continue to use the Black-Scholes option-pricing model for valuing awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense related to stock options had been recognized in the Company’s consolidated statements of operations, other than as related to acquisitions, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to calculate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the quarter and six months ended June 30, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested at, December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation expense recognized in the consolidated statement of operations for the quarter and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. Accordingly, a pretax cumulative effect adjustment totaling $1.1 million ($1.0 million, net of tax) was recorded in the March 2006 quarter to adjust for awards granted prior to January 1, 2006, that are not ultimately expected to vest.

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

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123R. In the June 2006 quarter, the Company adopted the provisions of SFAS 123(R)-3.

In the quarter of adoption, stock-based compensation expense reduced the Company’s results of operations as follows (in thousands, except per share amounts), excluding the cumulative effect of accounting change:

Six Months Ended June 30, 2006
Operating expenses:
Cost of revenues	$493
Sales and marketing	2,016
Product development	3,111
General and administrative	5,213
Stock-based compensation	10,833
Tax benefit recognized	(2,171)
Stock-based compensation, net of tax	$8,662
Stock-based compensation, net of tax per common share:
Basic	$0.14
Diluted	$0.13

The following table illustrates (in thousands, except per share amounts) the effect on net income and earnings per share in the prior year as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$10,672	$22,159
Add: Stock-based compensation included in net income, net of tax	2,426	3,343
Deduct: Total stock-based compensation determined under fair value-based method for all awards, net of tax	(7,013)	(9,710)
Pro forma net income	$6,085	$15,792
Basic net income per share, as reported	$0.18	$0.37
Basic net income per share, pro forma	$0.10	$0.26
Diluted net income per share, as reported	$0.17	$0.35
Diluted net income per share, pro forma	$0.09	$0.25

Recent Accounting Pronouncements

Accounting Changes and Error Corrections

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN No. 48 will be effective for the Company beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48.

2.                 ACQUISITIONS

MyPoints.com, Inc.

On April 10, 2006, the Company acquired MyPoints.com, Inc. for approximately $56.6 million in cash, including acquisition costs. MyPoints is a leading provider of member-driven Internet direct marketing services and provides advertisers with an integrated suite of incentive-based media products. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations. The primary reason for the acquisition was to expand the Company’s Content & Media business offerings. MyPoints’ results of operations are included in the consolidated financial statements from the date of acquisition.

The purchase price was allocated to the net assets acquired based on their estimated fair values, including identifiable intangible assets. The purchase price allocation is considered final. The following table summarizes the net liabilities assumed and the intangible assets and goodwill acquired in connection with the acquisition (in thousands):

Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Cash	$7,137
Accounts receivable	9,667
Other current assets	1,905
Property and equipment	2,833
Other assets	496
Accounts payable and accrued liabilities	(9,376)
Deferred revenue	(471)
Member redemption liability	(17,673)
Total net liabilities assumed	(5,482)
Intangible assets acquired:
Customer contracts	9,230	5 years
Proprietary rights	3,700	10 years
Total intangible assets acquired	12,930
Goodwill	49,116
Total purchase price	$56,564

The weighted average amortizable life of the acquired intangible assets is 6.4 years. The acquisition was treated as an acquisition of net assets for tax purposes, and accordingly, the $49.1 million of goodwill acquired is deductible for tax purposes.

The following summarized unaudited pro forma information assumes that the acquisition of MyPoints had occurred at the beginning of each of the periods presented (in thousands, except per share amounts). The pro forma effect of the transaction is immaterial to the consolidated financial statements for the quarter ended June 30, 2006, and accordingly, is not included in the following:

	Quarter Ended June 30,	Six Months Ended June 30,
	2005	2006	2005
Revenues	$140,796	$273,869	$279,411
Income before cumulative effect of accounting change	$10,410	$23,350	$21,800
Net income	$10,410	$24,391	$21,800
Basic net income per share:
Income before cumulative effect of accounting change	$0.17	$0.37	$0.36
Net income	$0.17	$0.39	$0.36
Diluted net income per share:
Income before cumulative effect of accounting change	$0.16	$0.36	$0.35
Net income	$0.16	$0.37	$0.35

The Names Database

In March 2006, the Company acquired The Names Database for approximately $10.1 million in cash, including acquisition costs. The Names Database is a social-networking service that acts as an intermediary between members, allowing them to send messages through the site to one another. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141. The primary reason for the acquisition was to acquire The Names Database’s member relationships and software to expand the Company’s social-networking business. The Names Database’s results of operations are included in the consolidated financial statements from the date of acquisition.

The purchase price was allocated to the net assets acquired based on their estimated fair values, including identifiable intangible assets. The purchase price allocation is considered final. The following table summarizes the net liabilities assumed and the intangible assets and goodwill acquired in connection with the acquisition (in thousands):

Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Cash	$510
Accounts receivable	51
Accounts payable and accrued liabilities	(8)
Deferred revenue	(541)
Deferred income taxes	(545)
Total net liabilities assumed	(533)
Intangible assets acquired:
Pay accounts	500	4 years
Free accounts	600	10 years
Advertising contracts and related relationships	29	2 years
Technology	245	5 years
Proprietary rights	134	5 years
Other intangibles	45	5 years
Total intangible assets acquired	1,553
Goodwill	9,092
Total purchase price	$10,112

The weighted average amortizable life of the acquired intangible assets is 6.6 years. The $9.1 million of goodwill acquired is not deductible for tax purposes. The pro forma effect of the transaction is immaterial to the consolidated financial statements.

Cash paid for acquisitions during the six months ended June 30, 2006 included a $1.5 million payment for PhotoSite, which was previously included in accrued liabilities at December 31, 2005.

3.                 BALANCE SHEET COMPONENTS

Short-Term Investments

Short-term investments consist of the following (in thousands):

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$6,004	$—	$(12)	$5,992
Government agencies	120,307	—	(442)	119,865
Total	$126,311	$—	$(454)	$125,857

Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income on the consolidated balance sheets. The Company had no material realized gains or losses from the sale of short-term investments in the quarters and six months ended June 30, 2006 and 2005.

The following table summarizes the fair value and gross unrealized losses of our short-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate notes	$5,992	$(12)	$—	$—	$5,992	$(12)
Government agencies	14,193	(16)	39,918	(426)	54,111	(442)
Total	$20,185	$(28)	$39,918	$(426)	$60,103	$(454)

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

Maturities of short-term investments were as follows (in thousands):

	June 30, 2006
	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$24,824	$24,795
Maturing between 1 year and 4 years	43,927	43,560
Maturing after 4 years	57,560	57,502
Total	$126,311	$125,857

Accounts Receivable

At June 30, 2006, one customer comprised approximately 14% of the consolidated accounts receivable balance. At December 31, 2005, two customers comprised approximately 21% and 12% of the consolidated accounts receivable balance. For the quarters and six months ended June 30, 2006 and 2005, the Company did not have any individual customers that comprised more than 10% of total revenues.

Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
Computer software and equipment	$136,229	$90,357
Furniture and fixtures	16,253	11,351
	152,482	101,708
Less: accumulated depreciation	(112,663)	(68,615)
Total	$39,819	$33,093

Goodwill and Intangible Assets

The changes in goodwill for the six months ended June 30, 2006 were as follows (in thousands):

Balance at January 1, 2006	$80,499
Goodwill recorded in connection with The Names Database acquisition	9,092
Goodwill recorded in connection with the MyPoints acquisition	49,116
Balance at June 30, 2006	$138,707

Intangible assets consist of the following (in thousands):

	June 30, 2006
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$107,733	$(71,693)	$36,040
Trademarks and trade names	25,786	(5,492)	20,294
Advertising contracts and related relationships	7,229	(4,999)	2,230
Software and technology	9,533	(5,505)	4,028
Patents, domain names and other	4,638	(2,328)	2,310
Total	$154,919	$(90,017)	$64,902

	December 31, 2005
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$98,732	$(66,103)	$32,629
Trademarks and trade names	21,952	(4,254)	17,698
Advertising contracts and related relationships	7,200	(3,871)	3,329
Software and technology	9,280	(4,691)	4,589
Patents, domain names and other	3,247	(2,154)	1,093
Total	$140,411	$(81,073)	$59,338

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Employee compensation and related expenses	$18,514	$20,353
Income taxes payable	13,701	9,769
Subscriber referral fees	5,031	4,281
Other	2,595	1,846
Total	$39,841	$36,249

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

4.   STOCKHOLDERS’ EQUITY

Common Stock Repurchases

The Company’s Board of Directors authorized a common stock repurchase program that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2006. At June 30, 2006, the Company had repurchased $139.2 million of its common stock under the program, leaving $60.8 million remaining under the program.

Shares withheld from restricted stock units (“RSUs”) awarded to employees upon vesting to pay applicable withholding taxes on their behalf are considered common stock repurchases, but are not part of the Board approved repurchase program. Upon vesting, the Company currently does not collect the applicable withholding taxes for RSUs from employees. Instead, the Company automatically withholds, from the RSUs that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. The Company then pays the applicable withholding taxes in cash, which is accounted for as a repurchase of common stock. In the six months ended June 30, 2006, approximately 155,000 shares were withheld from RSUs that vested in order to pay the applicable employee withholding taxes.

Dividends

The Company’s Board of Directors declared quarterly dividends of $0.20 per share in February 2006 and May 2006, which were paid on February 28, 2006 and May 31, 2006 and totaled $12.9 million and $13.4 million, respectively. In July 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend is August 11, 2006 and the dividend is payable on August 31, 2006.

5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2006 and 2005 (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Income before cumulative effect of accounting change	$11,585	$10,672	$23,236	$22,159
Cumulative effect of accounting change, net of tax	—	—	1,041	—
Net income	$11,585	$10,672	$24,277	$22,159
Denominator:
Weighted average common shares—basic	64,257	61,383	63,625	61,127
Less: weighted average common shares subject to repurchase	(475)	(552)	(475)	(514)
Shares used to calculate basic net income per share	63,782	60,831	63,150	60,613
Add: Dilutive effect of stock options, restricted stock and employee stock purchase plan	2,173	2,262	2,275	2,453
Shares used to calculate diluted net income per share	65,955	63,093	65,425	63,066
Basic net income per share:
Income before cumulative effect of accounting change	$0.18	$0.18	$0.37	$0.37
Cumulative effect of accounting change, net of tax	—	—	0.01	—
Basic net income per share	$0.18	$0.18	$0.38	$0.37
Diluted net income per share:
Income before cumulative effect of accounting change	$0.18	$0.17	$0.36	$0.35
Cumulative effect of change in accounting principle, net of tax	—	—	0.01	—
Diluted net income per share	$0.18	$0.17	$0.37	$0.35

The diluted per share computations exclude stock options, unvested common stock and restricted stock units, which are antidilutive. The number of antidilutive shares at June 30, 2006 and 2005 was 3.6 million and 7.4 million, respectively.

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

Upon the exercise of a stock option award, the vesting of an RSU or the grant of restricted stock, common shares are issued from authorized but unissued shares. At June 30, 2006, an aggregate of 27.6 million shares were reserved under the Company’s plans, of which 4.0 million shares were available for issuance at June 30, 2006.

Stock-Based Compensation Recognized

The following table summarizes the stock-based compensation that has been included in the following captions for each of the periods presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating expenses:
Cost of revenues	$256	$57	$493	$82
Sales and marketing	1,072	224	2,016	324
Product development	1,645	350	3,111	413
General and administrative	2,891	2,289	5,213	3,176
Total stock-based compensation	$5,864	$2,920	$10,833	$3,995
Tax benefit recognized	$1,115	$494	$2,171	$652

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.8%	3.8%	4.6%	4.2%
Expected life (in years)	3.8	5.0	3.8	5.0
Dividend yield	6.2%	5.3%	6.1%	0.8%
Volatility	57.5%	89.7%	60.0%	94.0%

The following table summarizes activity during the six months ended June 30, 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2006	11,628	$13.31
Granted	210	13.18
Exercised	(1,551)	3.25
Cancelled	(2,357)	24.33
Outstanding at June 30, 2006	7,930	$12.00	6.97	$21,464
Exercisable at June 30, 2006	6,268	$12.18	6.46	$19,635

In March 2006, the Company offered eligible employees of the Company the opportunity to exchange any outstanding stock options granted to them which have an exercise price per share of the Company’s common stock at or above $16.00 (the “Eligible Options”) in return for RSUs. The exchange offer expired in April 2006, and approximately 1.8 million shares of common stock underlying Eligible Options were exchanged for RSUs covering approximately 0.4 million shares of common stock in exchange for the cancellation of the Eligible Options. The exchange was offered to 315 eligible employees and accounted for as a modification under SFAS No. 123R in the June 2006 quarter. The number of RSUs that were issued in exchange for each tendered Eligible Option was based on the per share exercise price of that option and was, in all events, less than the number of shares subject to the tendered option. Eligible options with exercise prices between $16.00 and $20.00 were exchanged based on a ratio of one RSU for four eligible options. Eligible options with exercise prices greater than $20.00 were exchanged based on a ratio of one RSU for five eligible options. Total expense associated with the exchange, prior to the consideration of expected forfeitures, is approximately $0.8 million, of which approximately $0.1 million was recognized in the quarter ended June 30, 2006.

Total unrecognized compensation cost related to unvested stock options at June 30, 2006, prior to the consideration of expected forfeitures, is approximately $6.5 million and is expected to be recognized over a weighted-average period of 1.0 years.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $4.51 and $7.55, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $14.1 million and $14.5 million, respectively. Cash received from the exercise of stock options was $5.0 million and $3.8 million, respectively, for the six months ended June 30, 2006 and 2005. The tax benefits realized from stock options exercised in the six months ended June 30, 2006 and 2005 were approximately $2.6 million and $4.2 million, respectively.

Restricted Stock and Restricted Stock Units

At January 1, 2006 and June 30, 2006, 475,000 restricted shares of common stock with a weighted-average grant date fair value of $19.91 were outstanding. The shares vest entirely at the end of a four-year vesting period in January 2008.

The following table summarizes activity for RSUs during the six months ended June 30, 2006:

	RSUs Outstanding	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at January 1, 2006	1,642	$10.78
Granted	1,816	10.03
Vested	(454)	9.40
Cancelled	(212)	9.53
Outstanding at June 30, 2006	2,792	$10.61

For the six months ended June 30, 2006, the Company issued approximately 1.8 million RSUs at a weighted-average grant date fair value of $10.03. For the six months ended June 30, 2005, the Company issued approximately 1.4 million RSUs at a weighted-average grant date fair value of $10.50. At June 30, 2006, the intrinsic value of outstanding restricted stock and RSUs was approximately $39.2 million. Total unrecognized compensation cost related to unvested restricted stock and RSUs at June 30, 2006 prior to the consideration of expected forfeitures is approximately $26.6 million and is expected to be recognized over a weighted-average period of 1.5 years. The fair value of RSUs that vested during the six months ended June 30, 2006 was approximately $5.5 million.

Employee Stock Purchase Plan

The Company has a 2001 Employee Stock Purchase Plan (“ESPP”), which expires in the year 2011, and under which approximately 5.8 million shares of the Company’s common stock were reserved under the plan at June 30, 2006. At June 30, 2006, 2.8 million shares were available for issuance. Under the ESPP, each eligible employee may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock on two “purchase dates” each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which the purchase date occurs or (ii) the closing selling price per share on the purchase date. Each offering period has a twenty-four month duration and purchase intervals of six months.

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Quarter Ended June 30, 2006	Six Months Ended June 30, 2006
Risk-free interest rate	3.8%	3.7%
Expected life (in years)	0.5-2.0	0.5-2.0
Dividend yield	8.2%	8.6%
Volatility	51.8%	53.2%

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

For the quarter and six months ended June 30, 2006, the Company recognized approximately $0.6 million and $1.2 million, respectively, of stock-based compensation expense related to the ESPP. For the quarter and six months ended June 30, 2005, the Company recognized $0 of stock-based compensation expense related to the ESPP. Total unrecognized compensation cost related to the ESPP at June 30, 2006 is approximately $1.8 million and is expected to be recognized over a weighted-average period of 0.7 years.

7.   SEGMENT INFORMATION

The Company complies with the reporting requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Historically, the Company operated in one principal operating segment, a provider of consumer Internet subscription services through a number of brands, including NetZero, Juno, and Classmates. Effective in the March 2006 quarter, the Company is operating in two reportable segments: Communications—consisting of its Internet access, email and VoIP services; and Content & Media—consisting of its social-networking, loyalty marketing, Web-hosting and photo-sharing services. Unallocated corporate expenses are centrally managed at the corporate level and consist of corporate-related expenses, depreciation, amortization of intangible assets and stock-based compensation. The Company has restated the prior periods to reflect the change in the composition of the reportable segments. Management has determined that segment income from operations, which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation, is the appropriate measure for assessing performance of its segments and for allocating resources among its segments.

Revenue and income from operations by segment are as follows (in thousands):

	Quarter Ended June 30, 2006
	Communications	Content & Media	Total
Billable services	$87,161	$21,697	$108,858
Advertising	9,087	16,955	26,042
Total revenues	$96,248	$38,652	$134,900
Segment income from operations	$35,574	$7,357	$42,931

	Six Months Ended June 30, 2006
	Communications	Content & Media	Total
Billable services	$177,820	$42,194	$220,014
Advertising	18,770	23,448	42,218
Total revenues	$196,590	$65,642	$262,232
Segment income from operations	$69,042	$13,651	$82,693

	Quarter Ended June 30, 2005
	Communications	Content & Media	Total
Billable services	$100,847	$16,643	$117,490
Advertising	8,673	5,357	14,030
Total revenues	$109,520	$22,000	$131,520
Segment income from operations	$37,301	$53	$37,354

	Six Months Ended June 30, 2005
	Communications	Content & Media	Total
Billable services	$202,003	$31,715	$233,718
Advertising	17,532	10,801	28,333
Total revenues	$219,535	$42,516	$262,051
Segment income from operations	$70,122	$3,248	$73,370

A reconciliation of segment income from operations (which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Segment income from operations:
Communications	$35,574	$37,301	$69,042	$70,122
Content & Media	7,357	53	13,651	3,248
Total segment income from operations	42,931	37,354	82,693	73,370
Corporate expenses	(4,912)	(4,137)	(10,037)	(8,641)
Depreciation	(5,345)	(3,784)	(10,052)	(7,258)
Amortization of intangible assets	(4,552)	(5,654)	(8,941)	(11,632)
Stock-based compensation	(5,864)	(2,920)	(10,833)	(3,995)
Consolidated operating income	$22,258	$20,859	$42,830	$41,844

Pursuant to SFAS No. 131, total segment assets have not been disclosed as this information is not reported to, or used by, the chief operating decision maker. The vast majority of the Company’s revenues and related results of operations and identifiable assets are in the United States of America. The Company’s $138.7 million of goodwill is allocated entirely to the Content & Media segment.

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

On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba “Freewwweb” (the “Debtor”), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno’s conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement, which provided for the payment by Juno of $5.5 million in final settlement of all claims against Juno. On September 11, 2003, the court issued an order approving the Stipulation of Settlement. On September 12, 2005, the Second Circuit Court of Appeals vacated the judgment of the bankruptcy court and remanded the case to the bankruptcy court. Discovery in the adversary proceeding in the bankruptcy court has commenced. No trial date has been set. On August 4, the Company entered into a settlement agreement with the Committee of Unsecured Creditors providing for the settlement of all claims against Juno pursuant to a proposed plan of liquidation of Debtor. If the settlement and plan of liquidation are approved by the bankruptcy court, subject to certain conditions, Juno has agreed to pay $6.25 million. If the settlement and plan of liquidation are approved by the bankruptcy court and not appealed, Juno has agreed to pay an additional $0.25 million. As a result of these developments, the Company has increased its reserve for this matter to $6.25 million.

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

On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. NetZero has filed a response to the lawsuit denying the material allegations of the complaint.

On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. NetZero has not yet filed or served its formal response to the complaint.

The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, financial position, results of operations or cash flows, the results of litigation are inherently uncertain and the Company can provide no assurance that it will not be materially and adversely impacted by the results of such proceedings. The Company has established a reserve for the Freewwweb matter discussed above and such reserve is reflected in the consolidated financial statements. There can be no assurance, however, that this reserve will be sufficient to cover the possible losses from such litigation. We have not established reserves for any other matters.

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

9.   SUBSEQUENT EVENT

In July 2006, the Company announced its intention to relocate its New York office to New Jersey. In connection with the relocation, the Company had a small reduction in force and intends to sublease or terminate its facility lease for its New York office space.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of consumer Internet and media services through a number of brands including NetZero, Juno, Classmates and MyPoints. Our Communications services include Internet access, email, Internet security and VoIP. Our Content & Media services include social networking, online loyalty marketing, Web hosting and photo sharing. On a combined basis, our Web properties attract a significant number of Internet users each month and we offer marketers a broad array of Internet advertising products as well as online market research and measurement services.

On April 10, 2006, we acquired MyPoints, a leading provider of online loyalty marketing services, for approximately $56.6 million in cash. MyPoints is reported under our Content & Media segment from the date of acquisition.

Segment Definitions

We report our businesses in two reportable segments:

Segment	Internet Services
Communications	Internet access, email, Internet security, family services and VoIP.
Content & Media	Social networking, loyalty marketing, Web hosting and photo sharing.

Consumer Brands and Services

Communications

We offer a variety of Communications-based services, both free of charge and subscription-based, under a number of brands, which include the following:

Internet Access:   NetZero, Juno and BlueLight;

VoIP:   NetZero Voice and PrivatePhone;

Email:   NetZero MegaMail and Juno MegaMail; and

Other Services:   NetZero Family Pack, Juno Family Pack and Norton Internet Security.

Internet Access

Our basic pay access services include Internet access and an email account and are offered through various pricing plans, generally $9.95 per month. We also offer accelerated access services which are bundled with additional benefits such as pop-up blocking, antivirus software, enhanced email storage and VoIP telephony capabilities, for up to $14.95 per month. Our accelerated access services utilize technologies to reduce the time for certain Web pages to download to users’ computers when compared to our basic access services. We generally offer discounted pricing on our monthly access rates for subscribers that make extended service commitments. NetZero and Juno also offer free access services which differ from their respective pay access services in that the hourly and certain other limitations are set for the free services. In addition, the free access services incorporate certain advertising initiatives, including a persistent advertising banner, not present on the pay services. Our access services are available in more than 9,000 cities across the United States and Canada.

VoIP

NetZero Voice, a VoIP telephony service, provides local and long distance calling over dial-up and broadband Internet connections. We offer a free version of our VoIP service which enables users to make unlimited computer-to-computer calls and instant text message one another at no charge and includes a free voicemail account integrated with email into one convenient message center. Our pay VoIP service plans have all of the features of the free service and we offer pricing plans at $3.95 and $14.95 per month which include a dedicated phone number and up to unlimited minutes to and from the publicly switched telephone network (PSTN) within the U.S., Canada and Puerto Rico. In addition, NetZero Voice offers international PSTN calling at attractively priced rates per minute and a number of other features such as call forwarding. PrivatePhone is a free Internet phone service that offers a free phone number and voicemail that does not require the use of a computer to sign up or check messages. Users can choose a phone number from most area codes in the U.S. and use it instead of their home or mobile phone number as a way to screen calls.

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

Content & Media

We offer a variety of Content & Media products and services, both free of charge and subscription-based, under a number of brands, which include the following:

Social Networking:   Classmates, StayFriends, The Names Database and Klassträffen;

Loyalty Marketing:   MyPoints;

Web Hosting:   FreeServers, 50megs, Bizhosting and Global Servers; and

Online Photos:   PhotoSite.

Social Networking

Connecting millions of users primarily across the United States and, to a lesser extent, Germany, Sweden, Canada and other major English-speaking countries, including the United Kingdom and India, our social-networking services allow members to stay in touch with people from their past. Membership in our social-networking services is free and allows users to post a personal profile, access and search our database of other registered members within personally relevant online communities from school, work and the military. In addition to the features of our free social-networking services, our pay services also enable subscribers to communicate with other members and are offered through various pricing plans, generally $39.00 per year or $15.00 for three months in the U.S. Our social-networking properties also contain advertising initiatives throughout their Web sites.

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

Account Metrics

At June 30, 2006, we had approximately 5.0 million pay accounts and approximately 20.7 million active accounts. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our pay services. “Active” accounts include total pay accounts as well as free users who have logged onto our access, social-networking, email or VoIP services during the preceding 31 days. Active accounts also include those free hosted Web sites that have received at least one visit during the preceding 90 days; the number of free photo-sharing users that logged on to the service at least once within the preceding 90 days; and the number of MyPoints’ members who earned or spent points within the preceding 90 days. The following table sets forth (in thousands), for the periods presented, an analysis of our pay accounts.

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Communications:
Access	2,556	2,751	2,855	2,980	3,078
Other	330	321	313	301	286
Total	2,886	3,072	3,168	3,281	3,364
Content & Media:
Social networking	2,029	1,945	1,766	1,686	1,599
Other	81	76	75	73	70
Total	2,110	2,021	1,841	1,759	1,669
Total pay accounts	4,996	5,093	5,009	5,040	5,033

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

Results of Operations

The following tables set forth (with dollars in thousands), for the periods presented, selected historical statements of operations data. The information contained in the tables below should be read in conjunction with Liquidity and Capital Resources and Financial Commitments included in this Item 2 as well as the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Billable services	$108,858	$117,490	$220,014	$233,719
Advertising	26,042	14,030	42,218	28,332
Total revenues	134,900	131,520	262,232	262,051
Operating expenses:
Cost of revenues	31,146	27,419	61,036	55,198
Sales and marketing	46,137	53,803	89,556	107,886
Product development	13,385	9,558	26,201	18,664
General and administrative	17,422	14,227	33,668	26,827
Amortization of intangible assets	4,552	5,654	8,941	11,632
Total operating expenses	112,642	110,661	219,402	220,207
Operating income	22,258	20,859	42,830	41,844
Interest and other income, net	1,354	1,592	3,070	3,009
Interest expense	(411)	(1,355)	(2,127)	(3,357)
Income before income taxes	23,201	21,096	43,773	41,496
Provision for income taxes	11,616	10,424	20,537	19,337
Income before cumulative effect of accounting change	11,585	10,672	23,236	22,159
Cumulative effect of accounting change, net of tax	—	—	1,041	—
Net income	$11,585	$10,672	$24,277	$22,159

Information for our two key segments is as follows:

	Communications		Content & Media
	Quarter Ended June 30,		Quarter Ended June 30,
	2006	2005	2006	2005
Billable services	$87,161	$100,847	$21,697	$16,643
Advertising	9,087	8,673	16,955	5,357
Total revenues	96,248	109,520	38,652	22,000
Operating expenses:
Cost of revenues	20,887	21,957	7,555	3,326
Sales and marketing	28,166	39,559	16,838	13,961
Product development	7,303	6,358	3,199	1,986
General and administrative	4,318	4,345	3,703	2,674
Total operating expenses	60,674	72,219	31,295	21,947
Segment income from operations	$35,574	$37,301	$7,357	$53

	Communications		Content & Media
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Billable services	$177,820	$202,003	$42,194	$31,715
Advertising	18,770	17,532	23,448	10,801
Total revenues	196,590	219,535	65,642	42,516
Operating expenses:
Cost of revenues	44,950	44,551	10,708	6,422
Sales and marketing	58,451	83,415	28,969	24,039
Product development	15,221	13,386	5,612	3,435
General and administrative	8,926	8,061	6,702	5,372
Total operating expenses	127,548	149,413	51,991	39,268
Segment income from operations	$69,042	$70,122	$13,651	$3,248

A reconciliation of segment income from operations (which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Segment income from operations:
Communications	$35,574	$37,301	$69,042	$70,122
Content & Media	7,357	53	13,651	3,248
Total segment income from operations	42,931	37,354	82,693	73,370
Corporate expenses	(4,912)	(4,137)	(10,037)	(8,641)
Depreciation	(5,345)	(3,784)	(10,052)	(7,258)
Amortization of intangible assets	(4,552)	(5,654)	(8,941)	(11,632)
Stock-based compensation	(5,864)	(2,920)	(10,833)	(3,995)
Consolidated operating income	$22,258	$20,859	$42,830	$41,844

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

Consolidated Billable Services Revenues.   Consolidated billable services revenues decreased by $8.6 million, or 7%, to $108.9 million for the quarter ended June 30, 2006, compared to $117.5 million for the quarter ended June 30, 2005. Consolidated billable services revenues decreased by $13.7 million, or 6%, to $220.0 million for the six months ended June 30, 2006, compared to $233.7 million for the six months ended June 30, 2005. The decrease in billable services revenues was due to a decrease in billable services revenues from our Communications segment, partially offset by an increase in revenues from our Content & Media segment. Billable services revenues from our Communications segment and from our Content & Media segment constituted 80.1% and 19.9%, respectively, of our consolidated billable services revenues for the quarter ended June 30, 2006, compared to 85.8% and 14.2%, respectively, for the quarter ended June 30, 2005. Billable services revenues from our Communications segment and from our Content & Media segment constituted 80.8% and 19.2%, respectively, of our consolidated billable services revenues for the six months ended June 30, 2006, compared to 86.4% and 13.6%, respectively, for the six months ended June 30, 2005. We anticipate that the decline in our billable services revenues will continue as a result of expected continued declines in Communications billable services revenues while, at least for the September 30, 2006 quarter, we expect Content and Media billable services revenues to grow modestly.

Communications Billable Services Revenues.   Communications billable services revenues consist of fees charged to pay accounts for access, email, Internet security, antivirus and VoIP services, with substantially all from access. Communications billable services revenues decreased by $13.7 million, or 13.6%, to $87.2 million for the quarter ended June 30, 2006, compared to $100.8 million for the quarter ended June 30, 2005. Communications billable services revenues decreased by $24.2 million, or 12.0%, to $177.8 million for the six months ended June 30, 2006, compared to $202.0 million for the six months ended June 30, 2005. The decrease in billable services revenues was due to a 12% decrease in our average number of pay accounts from 3,376,000 for the quarter ended June 30, 2005 to 2,979,000 for the quarter ended June 30, 2006 and a 9% decrease in our average number of pay accounts from 3,334,000 for the six months ended June 30, 2005 to 3,027,000 for the six months ended June 30, 2006. The decreases are attributable to a decreased number of pay access accounts. Additionally, Communications billable services revenues decreased due to a 2% decrease in ARPU from $9.96 for the quarter ended June 30, 2005 to $9.75 for the quarter ended June 30, 2006 and a 3% decrease in ARPU from $10.10 for the six months ended June 30, 2005 to $9.79 for the six months ended June 30, 2006. The decrease in ARPU is primarily attributable to a decline in ARPU for our access services due to increased use of free months of service and promotional pricing to obtain or retain pay access accounts. We anticipate that the average number of Communications pay accounts will continue to decline due to decreases in pay access accounts. We also may experience further declines in ARPU primarily as a result of discounted prices for extended service commitments on our access services, including providing our $14.95 accelerated access services at $9.95 for a one-year commitment. As a result of these factors, the rate of decline in Communications billable services revenues has been increasing and may continue to increase, at least in the near term.

Content & Media Billable Services Revenues.   Content & Media billable services revenues consist of fees charged to pay accounts for social-networking, Web-hosting and online photo-sharing services, with the vast majority related to social-networking accounts. Content & Media billable services revenues increased by $5.1 million, or 30.4%, to $21.7 million for the quarter ended June 30, 2006, compared to $16.6 million for the quarter ended June 30, 2005. Content & Media billable services revenues increased by $10.5 million, or 33.0%, to $42.2 million for the six months ended June 30, 2006, compared to $31.7 million for the six months ended June 30, 2005. The increase in Content & Media billable services revenues was due to a 28% increase in our average number of pay accounts from 1,616,000 for the quarter ended June 30, 2005 to 2,066,000 for the quarter ended June 30, 2006 and a 24% increase in our average number of pay accounts from 1,595,000 for the six months ended June 30, 2005 to 1,975,000 for the six months ended June 30, 2006. Substantially all of this increase was associated with growth in our social-networking pay accounts primarily as a result of organic growth and, to a lesser extent, the acquisition of pay accounts associated with the Names Database business in March 2006, which had approximately 58,000 pay accounts at the time of the acquisition. Billable services revenues from other Content & Media services decreased slightly for the quarter and six months ended June 30, 2006 compared to the quarter and six months ended June 30, 2005. Additionally, Content & Media billable services revenues increased due to a 2% increase in ARPU from $3.43 for the quarter ended June 30, 2005 to $3.50 for the quarter ended June 30, 2006 and a 7% increase in ARPU from $3.31 for the six months ended June 30, 2005 to $3.56 for the six months ended June 30, 2006. The increases in ARPU are primarily attributable to increases in ARPU for our social-networking services due to a greater percentage of those pay accounts represented by higher-priced, shorter-term pay service plans. We anticipate that Content & Media billable services revenues, as well as Content & Media pay accounts, will be slightly up in the September 2006 quarter when compared to the June 2006 quarter.

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

Consolidated Advertising Revenues.   Consolidated advertising revenues increased by $12.0 million, or 86%, to $26.0 million for the quarter ended June 30, 2006, compared to $14.0 million for the quarter ended June 30, 2005. Consolidated advertising revenues increased by $13.9 million, or 49%, to $42.2 million for the six months ended June 30, 2006, compared to $28.3 million for the six months ended June 30, 2005. The increase was primarily attributable to increases in advertising revenues in our Content & Media segment and, to a lesser extent, our Communications segment. Advertising revenues from our Communications segment and from our Content & Media segment constituted 34.9% and 65.1%, respectively, of our consolidated advertising revenues for the quarter ended June 30, 2006, compared to 61.8% and 38.2%, respectively, for the quarter ended June 30, 2005. Advertising revenues from our Communications segment and from our Content & Media segment constituted 44.5% and 55.5%, respectively, of our consolidated advertising revenues for the six months ended June 30, 2006, compared to 61.9% and 38.1%, respectively, for the six months ended June 30, 2005. We anticipate that our consolidated advertising revenues will remain relatively flat to slightly up in the September 2006 quarter when compared to the June 2006 quarter as it is anticipated that increases in Communications advertising revenues will more than offset decreases in Content & Media advertising revenues.

Communications Advertising Revenues.   Communications advertising revenues increased by $0.4 million, or 4.8%, to $9.1 million for the quarter ended June 30, 2006, from $8.7 million for the quarter ended June 30, 2005. Communications advertising revenues increased by $1.2 million, or 7.1%, to $18.8 million for the six months ended June 30, 2006, compared to $17.5 million for the six months ended June 30, 2005. The increases were primarily attributable to increases in advertising sales and data revenue, partially offset by decreases in revenue-related search queries due to a decline in our active access accounts.

Content & Media Advertising Revenues.   Content & Media advertising revenues increased by $11.6 million to $17.0 million for the quarter ended June 30, 2006, compared to $5.4 million for the quarter ended June 30, 2005. The increase was due to increased advertising revenues as a result of revenues generated from our loyalty marketing services which was acquired in April 2006, partially offset by a small decline in advertising revenues generated from our social-networking services.

Content & Media advertising revenues increased by $12.6 million to $23.4 million for the six months ended June 30, 2006, compared to $10.8 million for the six months ended June 30, 2005. The increase was related to the revenues associated with our loyalty marketing services which was acquired in April 2006 and, to a lesser extent, an increase in advertising revenues generated from our social-networking services as a result of improved pricing for our advertising inventory and increased inventory primarily due to growth in our active accounts, offset partially by a decrease in advertising revenues generated from our Web-hosting services. It is anticipated that Content & Media advertising revenues will decrease in the September 2006 quarter as a result of decreases in advertising inventory on our social-networking services as well as seasonality associated with our loyalty marketing business.

Cost of Revenues

Cost of revenues includes telecommunications and data center costs; personnel and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; email technical support and license fees; costs related to providing telephone technical support; customer billing and billing support to our pay accounts; domain name registration fees; and costs of providing awards to members of our loyalty marketing programs. The majority of the costs that comprise our Communications cost of revenues are variable. As such, our Communications cost of revenues as a percentage of revenues is highly dependent on our ARPU, our average hourly telecommunications cost and usage, and our average customer billing and support costs per pay account. Although the costs that comprise our Content & Media cost of revenues were relatively fixed in the past, as a result of the acquisition of MyPoints, these costs have become more variable and have increased significantly as a percentage of revenues.

Consolidated Cost of Revenues.   Consolidated cost of revenues increased by $3.7 million, or 14%, to $31.1 million for the quarter ended June 30, 2006, compared to $27.4 million for the quarter ended June 30, 2005. The increase was primarily due to increased costs associated with our Content & Media segment as well as a $0.4 million increase in depreciation and a $0.2 million increase in stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R in the March 2006 quarter. Cost of revenues for our Communications segment and for our Content & Media segment constituted 73.4% and 26.6%, respectively, of our total segment cost of revenues for the quarter ended June 30, 2006, compared to 86.8% and 13.2%, respectively, for the quarter ended June 30, 2005.

Consolidated cost of revenues increased by $5.8 million, or 11%, to $61.0 million for the six months ended June 30, 2006, compared to $55.2 million for the six months ended June 30, 2005. The increase was primarily due to increased costs associated with our Content & Media segment and, to a lesser extent, increased costs associated with our Communications segment as well as a $0.7 million increase in depreciation and a $0.4 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter. Cost of revenues for our Communications segment and for our Content & Media segment constituted 80.8% and 19.2%, respectively, of our total segment cost of revenues for the six months ended June 30, 2006, compared to 87.4% and 12.6%, respectively, for the six months ended June 30, 2005.

Communications Cost of Revenues.   Communications cost of revenues decreased by $1.1 million, or 4.9%, to $20.9 million for the quarter ended June 30, 2006, compared to $22.0 million for the quarter ended June 30, 2005. The decrease was primarily due to a $1.6 million decrease in telecommunications costs and a $1.1 million decrease in customer support and billing-related costs as a result of a decrease in the number of pay accounts. These decreases were partially offset by $1.0 million in costs associated with our VoIP service and a $0.6 million increase in network personnel and overhead-related costs. As a percentage of Communications revenues, Communications cost of revenues increased to 21.7% in the quarter ended June 30, 2006, compared to 20.0% in the quarter ended June 30, 2005, primarily as a result of decreases in ARPU for our access services combined with the increased costs discussed above.

Communications cost of revenues increased by $0.4 million, or 0.9%, to $45.0 million for the six months ended June 30, 2006, compared to $44.6 million for the six months ended June 30, 2005. The increase was primarily due to $2.7 million in costs associated with our VoIP service and a $1.6 million increase in network personnel and overhead-related costs. These increases were partially offset by a $2.4 million decrease in telecommunications costs and a $1.5 million decrease in customer support and billing-related costs as a result of a decrease in the number of pay accounts. Telecommunications costs decreased as a result of a decrease in the average number of pay accounts, offset by an increase in average monthly usage per pay access account and a slight increase in average hourly telecommunications costs. As a percentage of Communications revenues, Communications cost of revenues increased to 22.9% in the six months ended June 30, 2006, compared to 20.3% in the six months ended June 30, 2005, primarily as a result of decreases in ARPU for our access services combined with the increased costs discussed above. We anticipate that Communications cost of revenues as a percentage of Communications revenues may remain relatively flat in the near term.

Content & Media Cost of Revenues.   Content & Media cost of revenues increased by $4.2 million to $7.6 million for the quarter ended June 30, 2006, compared to $3.3 million for the quarter ended June 30, 2005. Content & Media cost of revenues increased by $4.3 million, or 67%, to $10.7 million for the six months ended June 30, 2006, compared to $6.4 million for the six months ended June 30, 2005. The increase was primarily related to costs associated with our loyalty marketing service which was acquired in April 2006, and to a lesser extent, increased costs associated with our social-networking services. As a percentage of Content & Media revenues, Content & Media cost of revenues increased to 19.5% in the quarter ended June 30, 2006, compared to 15.1% in the quarter ended June 30, 2005. As a percentage of Content & Media revenues, Content & Media cost of revenues increased to 16.3% in the six months ended June 30, 2006, compared to 15.1% in the six months ended June 30, 2005.

We anticipate that Content & Media cost of revenues as a percentage of Content & Media revenues will increase as a result of the loyalty marketing acquisition and may vary significantly from quarter-to-quarter depending on increases or decreases in advertising revenue, which can be impacted by seasonality.

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

Consolidated Sales and Marketing Expenses.   Consolidated sales and marketing expenses decreased by $7.7 million, or 14%, to $46.1 million for the quarter ended June 30, 2006, compared to $53.8 million for the quarter ended June 30, 2005. The decrease is primarily attributable to a significant reduction in marketing expenses related to our Communications segment, partially offset by an increase in marketing expenses related to our Content & Media segment and a $0.8 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter. Sales and marketing expenses related to our Communications segment and our Content & Media segment constituted 62.6% and 37.4%, respectively, of total segment sales and marketing expenses for the quarter ended June 30, 2006 versus 73.9% and 26.1%, respectively, for the quarter ended June 30, 2005.

Consolidated sales and marketing expenses decreased by $18.3 million, or 17%, to $89.6 million for the six months ended June 30, 2006, compared to $107.9 million for the six months ended June 30, 2005. The decrease is primarily attributable to a significant reduction in marketing expenses related to our Communications segment, partially offset by an increase in marketing expenses related to our Content & Media segment and a $1.7 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter. Sales and marketing expenses related to our Communications segment and our Content & Media segment constituted 66.9% and 33.1%, respectively, of total segment sales and marketing expenses for the six months ended June 30, 2006 versus 77.6% and 22.4%, respectively, for the six months ended June 30, 2005.

Communications Sales and Marketing Expenses.   Communications sales and marketing expenses decreased by $11.4 million, or 28.8%, to $28.2 million for the quarter ended June 30, 2006, compared to $39.6 million for the quarter ended June 30, 2005. This decrease is attributable to a $17.9 million decline in advertising, promotion and distribution costs related to our access services, the majority of which was due to reductions in media and other advertising costs. These decreases were partially offset by a $5.7 million increase in VoIP marketing expenses and a $0.8 million increase in Communications personnel and overhead-related expenses. VoIP marketing expenses included the launch of PrivatePhone and the expensing of production costs for a VoIP television commercial, and it is not expected that VoIP marketing expenses will remain at that level in the near term. Sales and marketing expenses as a percentage of Communications revenues declined to 29.3% in the quarter ended June 30, 2006 from 36.1% in the quarter ended June 30, 2005.

Communications sales and marketing expenses decreased by $25.0 million, or 29.9%, to $58.5 million for the six months ended June 30, 2006, compared to $83.4 million for the six months ended June 30, 2005. This decrease is attributable to a $32.7 million decline in advertising, promotion and distribution costs related to our access services, the majority of which was due to reductions in media and other advertising costs. These decreases were partially offset by a $6.5 million increase in VoIP marketing expenses and a $1.3 million increase in Communications personnel and overhead-related expenses. Sales and marketing expenses as a percentage of Communications revenues declined to 29.7% in the six months ended June 30, 2006 from 38.0% in the six months ended June 30, 2005.

While our advertising and media costs continue to represent the majority of our segment marketing expenses, decreases in media and advertising costs have increased our reliance on distribution arrangements which are relatively more difficult to change or replace and which we believe are currently the most efficient means to acquire new pay accounts. As such, our flexibility to manage our marketing expenses without significantly impacting our ability to obtain new pay accounts may be adversely impacted going forward. We believe decreased marketing expenses for access services have adversely affected the number of our pay access accounts. We may implement further reductions in access marketing expenses going forward, particularly access media and advertising expenses, which will likely adversely affect our number of our pay access accounts. In addition, we may increase our marketing expenses, which could adversely impact our profitability.

Content & Media Sales and Marketing Expenses.   Content & Media sales and marketing expenses increased by $2.9 million, or 20.6%, to $16.8 million for the quarter ended June 30, 2006, compared to $14.0 million for the quarter ended June 30, 2005. The increase was the result of an increase in costs associated with our loyalty marketing service which was acquired in April 2006 and a $1.0 million increase in personnel and overhead-related expenses. These increases were partially offset by a $2.0 million decrease in marketing, promotion and distribution costs related to acquiring and retaining accounts, particularly social-networking accounts. The vast majority of non-personnel Content & Media marketing expenses are associated with performance-based distribution arrangements. As a result of the rate of growth in Content & Media revenues, sales and marketing expenses as a percentage of Content & Media revenues declined to 43.6% in the quarter ended June 30, 2006 from 63.5% in the quarter ended June 30, 2005.

Content & Media sales and marketing expenses increased by $4.9 million, or 20.5%, to $29.0 million for the six months ended June 30, 2006, compared to $24.0 million for the six months ended June 30, 2005. The increase was the result of an increase in costs associated with the acquisition of our loyalty marketing service and a $2.2 million increase in personnel and overhead-related expenses. These increases were partially offset by a $1.1 million decrease in marketing, promotion and distribution costs related to acquiring and retaining accounts, particularly Web hosting accounts. The vast majority of non-personnel Content & Media marketing expenses is associated with performance-based distribution arrangements. As a result of the rate of growth in Content & Media revenues, sales and marketing expenses as a percentage of Content & Media revenues declined to 44.1% in the six months ended June 30, 2006 from 56.5% in the six months ended June 30, 2005.

We anticipate further increases in segment sales and marketing expenses in the future, primarily associated with our Content & Media segment due to anticipated increases in sales and marketing expenses for our social-networking business and our loyalty marketing business.

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

Consolidated Product Development Expenses.   Consolidated product development expenses increased by $3.8 million, or 40%, to $13.4 million for the quarter ended June 30, 2006, compared to $9.6 million for the quarter ended June 30, 2005. The increase was attributable to increases in expenses in the Communications and Content & Media segments, a $1.3 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter and a $0.4 million increase in depreciation. Product development expenses related to our Communications segment and our Content & Media segment constituted 69.5% and 30.5%, respectively, of total segment product development expenses for the quarter ended June 30, 2006, compared to 76.2% and 23.8%, respectively, for the quarter ended June 30, 2005.

Consolidated product development expenses increased by $7.5 million, or 40%, to $26.2 million for the six months ended June 30, 2006, compared to $18.7 million for the six months ended June 30, 2005. The increase was attributable to increases in expenses in the Communications and Content & Media segments, a $2.7 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter and a $0.8 million increase in depreciation. Product development expenses related to our Communications segment and our Content & Media segment constituted 73.1% and 26.9%, respectively, of total segment product development expenses for the six months ended June 30, 2006, compared to 79.6% and 20.4%, respectively, for the six months ended June 30, 2005.

Communications Product Development Expenses.   Communications product development expenses increased by $0.9 million, or 14.9%, to $7.3 million for the quarter ended June 30, 2006, compared to $6.4 million for the quarter ended June 30, 2005. The increase was the result of a $0.6 million increase in compensation costs and a $0.3 million increase in overhead-related costs. Capitalized compensation costs were $2.2 million and $1.3 million in the quarters ended June 30, 2006 and 2005, respectively. The increase in capitalized compensation costs is due to projects associated with an upgrade to our customer billing system and the preparation of our software for the anticipated release of Microsoft’s newest operating system. The increase was partially offset by capitalized compensation costs in the quarter ended June 30, 2005 related to our enhanced accelerator service.

Communications product development expenses increased by $1.8 million, or 13.7%, to $15.2 million for the six months ended June 30, 2006, compared to $13.4 million for the six months ended June 30, 2005. The increase was the result of a $1.3 million increase in compensation costs and a $0.5 million increase in overhead-related costs. Capitalized compensation costs were $3.9 million and $2.1 million in the six months ended June 30, 2006 and 2005, respectively. The increase in capitalized compensation costs is due to an increase in projects associated with an upgrade to our customer billing system; the preparation of our software for the anticipated release of Microsoft’s newest operating system; and projects adding new features and functionality to our VoIP products. The increase was partially offset by capitalized compensation costs in the six months ended June 30, 2005 related to our enhanced accelerator service.

Content & Media Product Development Expenses.   Content & Media product development expenses increased by $1.2 million, or 61.1%, to $3.2 million for the quarter ended June 30, 2006, compared to $2.0 million for the quarter ended June 30, 2005. The increase was primarily due to a $1.3 million increase in personnel-related expenses due to increased headcount related to our social-networking service and increased headcount associated with the acquisition, in April 2006, of our loyalty marketing service.

Content & Media product development expenses increased by $2.2 million, or 63.4%, to $5.6 million for the six months ended June 30, 2006, compared to $3.4 million for the six months ended June 30, 2005. The increase was primarily due to a $2.1 million increase in personnel-related expenses due to increased headcount related to our social-networking and loyalty marketing services.

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

Consolidated General and Administrative Expenses.   Consolidated general and administrative expenses increased by $3.2 million, or 22%, to $17.4 million for the quarter ended June 30, 2006, compared to $14.2 million for the quarter ended June 30, 2005. The increase was due to increases in the Content & Media segment and unallocated corporate expenses, a $0.8 million increase in depreciation and a $0.6 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter. General and administrative expenses related to our Communications segment and our Content & Media segment constituted 53.8% and 46.2%, respectively, of total segment general and administrative expenses for the quarter ended June 30, 2006, compared to 61.9% and 38.1%, respectively, for the quarter ended June 30, 2005.

Consolidated general and administrative expenses increased by $6.8 million, or 26%, to $33.7 million for the six months ended June 30, 2006, compared to $26.8 million for the six months ended June 30, 2005. The increase was due to increases in the Communications and Content & Media segments and unallocated corporate expenses, a $2.0 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter and a $1.2 million increase in depreciation. General and administrative expenses related to our Communications segment and our Content & Media segment constituted 57.1% and 42.9%, respectively, of total segment general and administrative expenses for the six months ended June 30, 2006, compared to 60.0% and 40.0%, respectively, for the six months ended June 30, 2005.

Communications General and Administrative Expenses.   Communications general and administrative expenses were $4.3 million and remained relatively flat for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. These expenses included a $0.6 million increase in compensation costs and a $0.2 million increase in facilities and other overhead-related expenses, offset by a $0.6 million decrease in consulting fees and a $0.3 million decrease in recruiting and relocation expenses.

Communications general and administrative expenses increased by $0.9 million, or 10.7%, to $8.9 million for the six months ended June 30, 2006, compared to $8.1 million for the six months ended June 30, 2005. The increase was due to a $1.1 million increase in compensation costs and a $0.3 million increase in facilities and other overhead-related costs, offset partially by a $0.3 million decrease in consulting fees and a $0.2 million decrease in recruiting and relocation expenses.

Content & Media General and Administrative Expenses.   Content & Media general and administrative expenses increased by $1.0 million, or 38.5%, to $3.7 million for the quarter ended June 30, 2006, compared to $2.7 million for the quarter ended June 30, 2005. The increase was due to a $0.4 million increase in compensation costs related to our loyalty marketing service which was acquired in April 2006, partially offset by a decrease in compensation costs associated with our social-networking service; a $0.4 million increase in facilities and other overhead-related costs primarily related to our loyalty marketing service; and a $0.3 million increase in consulting fees.

Content & Media general and administrative expenses increased by $1.3 million, or 24.8%, to $6.7 million for the six months ended June 30, 2006, compared to $5.4 million for the six months ended June 30, 2005. The increase was due to a $0.7 million increase in facilities and other overhead-related costs; a $0.4 million increase in compensation costs primarily related to our loyalty marketing service which was acquired in April 2006, partially offset by a decrease in compensation costs associated with our social-networking service; and a $0.3 million increase in consulting fees.

Unallocated Corporate Expenses.   Excluding stock-based compensation and depreciation, unallocated corporate general and administrative expenses increased by $0.8 million, or 19%, to $4.9 million for the quarter ended June 30, 2006, compared to $4.1 million for the quarter ended June 30, 2005. The increase was primarily due to an increase in legal reserves  and increased consulting fees, offset partially by a decrease in compensation costs.

Unallocated corporate general and administrative expenses increased by $1.4 million, or 16%, to $10.0 million for the six months ended June 30, 2006, compared to $8.6 million for the six months ended June 30, 2005. The increase was primarily due to an increase in legal reserves, increased compensation costs and increased consulting fees.

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

Consolidated amortization of intangible assets decreased by $1.1 million, or 19%, to $4.6 million for the quarter ended June 30, 2006, compared to $5.7 million for the quarter ended June 30, 2005. Consolidated amortization of intangible assets decreased by $2.7 million, or 23%, to $8.9 million for the six months ended June 30, 2006, compared to $11.6 million for the six months ended June 30, 2005. The decreases were primarily attributable to the accelerated amortization of certain intangible assets in the March 2005 quarter, partially offset by increased amortization related to intangible assets acquired in connection with the acquisitions of The Names Database in the March 2006 quarter and MyPoints in the June 2006 quarter.

Interest and Other Income, Net

Interest income consists of earnings on our cash, cash equivalents and short-term investments. Other income and expense, net consists of realized gains and losses recognized in connection with the sale of short-term investments.

Interest and other income, net decreased by $0.2 million, or 15%, to $1.4 million for the quarter ended June 30, 2006, compared to $1.6 million for the quarter ended June 30, 2005 as a result of lower average balances on our cash and cash equivalents and short-term investments, partially offset by higher yields in our investment portfolio. Net realized gains on our short-term investments were not significant for the quarters ended June 30, 2006 and 2005.

Interest and other income, net increased by $0.1 million, or 2%, to $3.1 million for the six months ended June 30, 2006, compared to $3.0 million for the six months ended June 30, 2005 as a result of lower average balances on our cash and cash equivalents and short-term investments, partially offset by higher yields in our investment portfolio. Net realized gains on our short-term investments were not significant for the six months ended June 30, 2006 and 2005.

Interest Expense

Interest expense consists of interest expense on our term loan, capital leases, the amortization of premiums on certain of our short-term investments and imputed interest on the acquired member retention liability.

Interest expense decreased by $0.9 million, or 70%, to $0.4 million for the quarter ended June 30, 2006, compared to $1.4 million for the quarter ended June 30, 2005. The decrease was primarily the result of decreases in interest expense and amortized deferred financing costs related to the term loan, which was outstanding during the June 2005 quarter. The decrease was partially offset by a $0.2 million increase in imputed interest on the acquired member retention liability.

Interest expense decreased by $1.2 million, or 37%, to $2.1 million for the six months ended June 30, 2006, compared to $3.4 million for the six months ended June 30, 2005. The decrease was primarily the result of decreases in interest expense and amortized deferred financing costs related to the term loan, which was outstanding during the six months ended June 30, 2005. In January 2006, we repaid the remaining balance of $54.2 million on the term loan and expensed the remaining $1.5 million in deferred financing costs. The decrease was partially offset by a $0.2 million increase in imputed interest on the acquired member retention liability.

Provision for Income Taxes

For the quarter and six months ended June 30, 2006, we recorded a tax provision of $11.6 million and $20.5 million, respectively, on pre-tax income of $23.2 million and $43.8 million, respectively, resulting in a year-to-date effective tax rate of 46.9%. For the quarter and six months ended June 30, 2005, we recorded a tax provision of $10.4 million and $19.3 million, respectively, on pre-tax income of $21.1 million and $41.5 million, respectively, resulting in a year-to-date effective tax rate of 46.6%. The effective tax rates differ from the statutory rate primarily due to compensation, including (1) stock-based compensation that was limited under Section 162(m) of the Internal Revenue Code, (2) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization and (3) the re-measurement of certain deferred tax assets in New York. Additionally, in 2006, the annualized effective rate was increased due to Employee Stock Purchase Plan compensation, the benefit of which is not currently recognized under SFAS No. 123R. This increase was completely offset by the benefit of federal exempt interest income.

Cumulative Effect of Accounting Change, Net of Tax

In the six months ended June 30, 2006, we recorded a $1.1 million pretax benefit ($1.0 million, net of tax), as the cumulative effect of a change in accounting principle upon the adoption of SFAS No. 123R to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.

Liquidity and Capital Resources

Our total cash, cash equivalent and short-term investment balances decreased by $94.1 million, or 39%, to $150.2 million at June 30, 2006 compared to $244.4 million at December 31, 2005. Our summary cash flows for the six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$52,888	$72,411
Net cash used for investing activities	(56,978)	(29,769)
Net cash used for financing activities	(71,969)	(58,380)

Net cash provided by operating activities decreased by $19.5 million, or 27%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease was primarily the result of the following:

•       a $22.1 million net decrease in working capital accounts, including $18.2 million related to accounts payable and accrued liabilities primarily related to payments for employee bonuses, income taxes and media and promotion expenses and the payment of approximately $6.0 million of MyPoints acquisition-related liabilities. Additionally, working capital accounts were affected by a $5.6 million decrease in deferred revenue as a result of decreases in pay access accounts, including multi-month access accounts, offset partially by an increase in multi-month social-networking accounts; and

•       a $7.0 million decrease in tax benefits from stock-based compensation, of which $2.6 million was related to the adoption of SFAS No. 123R, which requires a portion of the tax benefits from stock-based compensation to be presented in financing activities versus its historical presentation in operating activities.

These decreases were partially offset by:

•       a $6.8 million increase in stock-based compensation primarily due to the adoption of SFAS 123R in the March 2006 quarter;

•       a $1.1 million increase in net income, net of a $1.0 million cumulative effect of a change in accounting principle in connection with the adoption of SFAS No. 123R; and

•       a $0.8 million increase in amortization of deferred financing fees associated with the repayment of the term loan in January 2006.

Net cash used for investing activities increased by $27.2 million, or 91%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily the result of the following:

•       a $51.9 million increase in cash paid for acquisitions. We acquired MyPoints in April 2006 for $49.5 million, net of cash acquired; The Names Database for $9.5 million, net of cash acquired; and paid the remaining $1.5 million due in connection with the PhotoSite acquisition in March 2006 compared to the initial payment of $8.6 million for PhotoSite in March 2005; and

•       a $5.5 million increase in capital equipment purchases and capitalized software costs in connection with the development of new services and the ongoing operations of our business.

These increases in uses of cash were partially offset by:

•       a $25.1 million net increase in proceeds from maturities and sales of short-term investments; and

•       a $5.0 million decrease in purchases of rights, patents and trademarks, primarily related to the purchase of proprietary rights associated with the NetZero trademark for $6.0 million, $5.5 million of which was paid in the March 2005 quarter. The remaining $0.5 million was paid in January 2006.

We have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we will need to make further significant investments in the future. Capital expenditures for the six months ended June 30, 2006 were $14.0 million. We anticipate that our total capital expenditures for the remainder of 2006 will be in the range of $11 million to $14 million, including anticipated capital expenditures related to the MyPoints business acquired in April 2006. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

Net cash used for financing activities increased by $13.6 million, or 23%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was primarily the result of the following:

•       a $17.5 million increase in payments on the term loan. In January 2006, we paid, in full, the outstanding balance of the term loan of approximately $54.2 million; and

•       a $13.7 million increase in dividend payments in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

The increases in uses of cash were offset by:

•       a $12.2 million decrease in repurchases of common stock;

•       a $2.6 million increase in excess tax benefits from stock-based compensation as a result of the adoption of SFAS No. 123R, which requires a portion of the tax benefits from stock-based compensation to be presented in financing activities versus its historical presentation in operating activities; and

•       a $2.5 million increase in proceeds from exercises of stock options and the employee stock purchase plan.

The payment of dividends will negatively impact cash flows from financing activities. In February 2006 and May 2006, our Board of Directors declared quarterly cash dividends of $0.20 per share of common stock, which were paid on February 28, 2006 and May 31, 2006 and totaled $12.9 million and $13.4 million, respectively. In July 2006, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend is August 11, 2006, and the dividend is payable on August 31, 2006. The payment of future dividends is discretionary and will be subject to determination by the Board of Directors each quarter following its review of our financial performance.

Future cash flows from financing activities may also be affected by repurchases of common stock. Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2006. At June 30, 2006, we had repurchased $139.2 million of our common stock under the program, and the remaining available under the program was $60.8 million.

Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units we award to employees. Upon vesting, we currently anticipate that we will not collect the applicable withholding taxes for restricted stock units from employees. Instead, we will automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. We will then pay the applicable withholding taxes in cash. Similar to repurchases of common stock, the net effect of such withholding will adversely impact our cash flows. The amount remitted in the six months ended June 30, 2006 was $2.0 million for which we withheld approximately 155,000 shares of common stock that were underlying the restricted stock units. The amount we pay in future quarters will vary based on our stock price and the number of restricted stock units vesting during the quarter.

Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the near term. We intend to use our existing cash balances and future cash generated from operations to fund dividend payments, if declared by the Board; to develop and acquire complementary services, businesses or technologies; to repurchase shares of our common stock if we believe market conditions to be favorable; to repurchase the common stock underlying restricted stock units and pay the withholding taxes due on vested restricted stock units; and to fund future capital expenditures. We currently anticipate that our future cash flows from operations and existing cash, cash equivalent and short-term investment balances will be sufficient to fund our operations over the next year, and in the near term we do not anticipate the need for additional financing to fund our operations. However, we may raise additional debt or equity capital for a variety of reasons including, without limitation, developing new or enhancing existing services or products, repurchasing our common stock, acquiring complementary services, businesses or technologies or funding significant capital expenditures. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, it might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, financial position, results of operations and cash flows, and could impair our ability to pay dividends. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

Financial Commitments

Our financial commitments are as follows at June 30, 2006 (in thousands):

		Jul-Dec	Year Ending December 31,
Contractual Obligations:	Total	2006	2007	2008	2009	2010	2011	Thereafter
Capital leases(1)	$573	$208	$351	$14	$—	$—	$—	$—
Operating leases	42,081	3,659	6,733	6,617	5,819	4,453	3,815	10,985
Telecommunications purchases	13,631	4,983	8,648	—	—	—	—	—
Media purchases	3,327	3,327	—	—	—	—	—	—
Total	$59,612	$12,177	$15,732	$6,631	$5,819	$4,453	$3,815	$10,985

(1)          Includes $22,000 of imputed interest.

Off-Balance Sheet Arrangements

At June 30, 2006, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Accounting Changes and Errors

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN No. 48 will be effective for us beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN No. 48.

Inflation

Inflation did not have a material impact during the quarters and six months ended June 30, 2006 and 2005, and we do not currently anticipate that inflation will have a material impact on our results of operations going forward.

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

Changes in Internal Controls Over Financial Reporting

On April 10, 2006, we completed the acquisition of MyPoints.com, Inc. We are in the process of integrating MyPoints and will be conducting an evaluation of internal controls pursuant to the Sarbanes-Oxley Act of 2002. Excluding the MyPoints acquisition, there have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba “Freewwweb” (the “Debtor”), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the Bankruptcy Court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno’s conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement, which provided for the payment by Juno of $5.5 million in final settlement of all claims against Juno, and we have reserved $5.5 million in connection with this proceeding. On September 11, 2003, the court issued an order approving the Stipulation of Settlement. On September 12, 2005, the Second Circuit Court of Appeals vacated the judgment of the bankruptcy court and remanded the case to the bankruptcy court. Discovery in the adversary proceeding in the bankruptcy court has commenced. No trial date has been set. On August 4, 2006, we entered into a settlement agreement with the Committee of Unsecured Creditors providing for the settlement of all claims against Juno pursuant to a proposed plan of liquidation of Debtor. If the settlement and plan of liquidation are approved by the bankruptcy court, subject to certain conditions, Juno has agreed to pay $6.25 million. If the settlement and plan of liquidation are approved by the bankruptcy court and not appealed, Juno has agreed to pay an additional $.25 million. As a result of these developments, we have increased our reserve for this matter to $6.25 million.

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

On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. NetZero has filed a response to the lawsuit denying the material allegations of the complaint.

On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. NetZero has not yet filed or served its formal response to the complaint.

The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, financial condition, results of operations or cash flows, the results of litigation are inherently uncertain and we cannot assure you that we will not be materially and adversely impacted by the results of such proceedings. We have established a reserve for the Freewwweb matter discussed above and such reserve is reflected in our consolidated financial statements. We cannot assure you, however, that this reserve will be sufficient to cover the possible losses from such litigation. We have not established reserves for any other matters.

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

Internet Access Competition

Competition in the Internet access market is intense. We compete with established online service and content providers such as AOL, AOL’s Netscape subsidiary and MSN; independent national ISPs such as EarthLink and its PeoplePC subsidiary; companies combining their resources to offer Internet access in conjunction with other services such as Yahoo! and AT&T Internet Services, Yahoo! and Verizon, and AOL and Walmart.com; national communications companies and local exchange carriers such as AT&T WorldNet, Qwest Communications International, Inc. and Verizon; cable companies such as Comcast Corporation, Cox Communications, Inc., Charter Communications, Inc. and Adelphia Communications Corporation; local telephone companies; and regional and local commercial ISPs. Also, a number of municipalities have announced their intention to make available wireless broadband access services to their communities free of charge or for discounted fees, and significant companies, including Google, are bidding to provide some or all of these services. While this form of competition is new and its potential impact unknown, the availability of free or inexpensive wireless broadband services in major metropolitan markets could have a significant impact upon the industry and our Communications segment.

The number of U.S. households using broadband has grown significantly and the rate of broadband adoption has been increasing and may continue to increase. Broadband access, which includes cable, DSL, satellite and wireless, generally offers users faster connection and download speeds than dial-up access for monthly fees currently ranging from approximately $13 to $55 per month, although offers for promotional periods have been as low as $10 per month. Pricing for broadband services, particularly for introductory promotional periods, services bundled with cable and telephone services, and services with slower speeds, has been declining and the pricing gap between broadband and dial-up access services has been narrowing with, in some cases, premium and value dial-up access services priced at or above pricing for certain broadband services. For example, Verizon Yahoo! currently offers DSL at $14.95 per month to new customers who agree to a one-year commitment, and AT&T Yahoo! currently offers DSL at $12.99 per month to new customers who agree to a one-year commitment. As a result of broadband adoption, the total number of dial-up accounts in the U.S. has declined at an increasing rate and industry analysts predict that it will continue to decline at an increasing rate. The decline in the size of the dial-up market will likely continue to accelerate as broadband services become more widely available at lower prices and consumer adoption of broadband applications, such as online video, telephony and music downloads, which depend upon connections that provide significant bandwidth, increases. We are currently reviewing the possibility of offering broadband services by purchasing and reselling broadband services acquired through third party providers. It is currently anticipated that such an offering, if we choose to offer it at all, would be primarily to our existing base of subscribers. There can be no assurance that we will offer a broadband service or, even if we do, that it would be profitable or commercially successful. If we do choose to offer broadband services, it may adversely impact our profitability. If we do not offer broadband services, it will continue to adversely impact our ability to compete for new subscribers and to retain existing subscribers.

The success of our Communications segment historically has been based on offering dial-up Internet access services at prices below the standard monthly pricing of the premium dial-up services of most of our major competitors. Competition from broadband providers and value-priced providers such as United Online has resulted in significant declines in the number of subscribers to premium priced dial-up services. In response to this competition, many competitors have engaged, and will likely continue to engage, in more aggressive pricing of their dial-up services under their premium-priced brands to obtain and retain users, such as offering discounted pricing or extended periods of free service such as six months free. In August 2006, AOL announced a $9.95 pricing plan for new subscribers which includes unlimited dial-up access, accelerator services and a number of other features. Additionally, AOL, through its Netscape subsidiary, EarthLink, through its PeoplePC subsidiary, and a number of small providers now offer value-priced services at prices similar to our prices and which are, in some cases, priced below the prices of our services. Partially in response to this competition, we have become more aggressive in offering discounted services and one or more free months of services in order to obtain and retain pay access accounts. Despite these measures, our pay access base has declined and the rate of decline has been increasing. We experienced a net decline of approximately 195,000 pay access accounts in the June 2006 quarter and the rate of decline could accelerate in future periods. We believe increased competition, including pricing competition from broadband providers, has adversely impacted our ability to obtain new pay access accounts and to retain our existing accounts, will adversely impact our ability to minimize the decline in our pay access account base in the future and has made it more difficult to maintain the current pricing of our services.

Price competition is particularly relevant to our ability to maintain our $14.95 standard monthly pricing for our pay access accounts bundled with our accelerator services. Maintaining this price point is critical to the profitability of our Communications segment. When we began offering this service in early 2003, many of our competitors either did not offer a similar accelerator service or charged substantially more than we charge for a similar service. Accelerator services are now widely available in the market and many dial-up competitors, including AOL, now offer their accelerator services at prices equal to or lower than our standard monthly pricing. In addition, several broadband providers offer promotional pricing for DSL at prices equal to or lower than our standard monthly pricing for accelerator services. It is likely that pricing competition from broadband and dial-up providers will continue to increase. We have been offering our NetZero and Juno dial-up services bundled with accelerator service at a $9.95 price point with a 12-month commitment. We are also offering additional features or services without additional charge as part of our accelerated dial-up service, including enhanced email features, antivirus protection, and a VoIP account with 100 free computer-to-telephone domestic long distance minutes per month, and we may incorporate additional features or services in the future. Adding additional features increases our cost of providing the service which makes the service less profitable, although there is no assurance that additional features will make the service more attractive to consumers or will enable us to maintain its $14.95 standard monthly price. The number of users paying us the standard monthly price for our accelerated services and the number of subscribers to these services have been decreasing and it is likely that we will experience decreases in the average price paid for these bundled services and continued decreases in the number of subscribers to these services in the future, all of which could adversely impact our revenues and profits.

Premium-priced Internet access services, in general, include a much wider variety of features than are included in value-priced services, and providers of premium-priced services continue to enhance the features of their offerings in response to competition from broadband and value-priced providers. In particular, many premium-priced services include at no additional charge telephone technical support, proprietary content, parental controls, multiple accounts and email addresses, increased email storage, virus protection, firewalls, spyware protection and accelerated dial-up functionality. Some providers of value-priced offerings are also incorporating certain of these features into their offerings either at no charge or for an incremental fee. In addition, certain providers of premium-priced services occasionally offer promotional pricing that is similar to the pricing of value-priced offerings. For example, EarthLink currently offers its premium-priced services at $9.95 per month for an introductory period of six months. AOL’s new $9.95 offering, while not offering all of the features of its premium priced $25.90 offering, contains a significant number of features that are not always included in value-priced services, and this development is likely to make the value-priced services market more competitive, both from a feature and a pricing standpoint. While we offer some additional features to users at no charge or for an incremental fee, we do not offer the range of features included in premium-priced services and, in some cases including the AOL $9.95 offering, included in value-priced services. In particular, we do not offer our own proprietary content. In addition, the incremental fees that we charge for certain features are, in some cases, higher than the incremental fee, if any, charged by other value-priced providers for comparable features. Our decision not to offer a broader variety of features and our charges for additional services or features, particularly accelerated functionality, virus protection and telephone technical support, may adversely impact our ability to compete and undermine our position as a value-priced provider.

Many of our competitors have significantly greater brand recognition than we do and spend significantly more on marketing their services than we spend. As a result, we have not participated as extensively as our major competitors in a variety of large distribution channels, such as being pre-bundled on branded computers or being offered at retail outlets of many different major franchises. To the extent our competitors spend significantly more than we do in these and other channels, we are at a competitive disadvantage. In addition, we have significantly decreased our marketing expenditures for our access services, primarily with respect to advertising and media, and intend to further decrease these expenditures in the future. Decreased marketing of our access services has adversely impacted, and will continue to adversely impact, our pay access account base. While we have not decreased the marketing expenditures on distribution arrangements as much as we have on advertising and media, the decreased advertising and media expenditures may also adversely impact the efficacy of our distribution arrangements, which could cause our pay access account base to decrease at a faster rate than we currently anticipate. Even if we decide to increase such advertising and marketing expenditures, there are no assurances that such increase will have a positive impact on our pay access account base. We cannot assure you that the marketing resources we allocate to our access services will be sufficient for us to compete effectively with our major competitors, and we believe our base of access accounts will continue to decline.

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

Competition in the Online Relationships Market

Competition for subscribers in the online relationships market is intense and rapidly evolving. Our social-networking services compete directly against a small number of companies, including Reunion.com and Monster.com’s Military.com service, offering similar online social-networking services based on work, school and military communities. Our social-networking services also compete directly with many schools, employers, Web sites, and associations that maintain their own Internet-based alumni information services. In addition to this direct competition, we compete for subscribers with companies offering a wide variety of social-networking services including Web portals such as Yahoo!, MSN and AOL that maintain chat rooms and are developing new Web community services such as Yahoo! 360, MSN Spaces and AOL People Connection, and other community-based Web sites and personal-networking communities such as MySpace, Facebook and Friendster. Some of these social-networking services also have school-based communities or school-related search capabilities as well as more sophisticated features than ours, such as personalized Web pages, instant messaging and blogs. In addition, many of these companies offer a wide variety of services in addition to their social-networking services, which provides them with an additional competitive advantage in obtaining and retaining subscribers. Our social-networking services are used primarily to locate and contact acquaintances from school, work or military affiliations, and our subscribers, in general, do not spend a significant amount of time on the site for other purposes. Our strategy is to expand the features and functionality of our social-networking services, but there can be no assurance we will be commercially successful in doing so.

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

Competition in the VoIP Market

VoIP services are a relatively new and emerging application and it is uncertain whether VoIP services, particularly the type we offer, will receive wide-spread consumer adoption. We have attracted only a modest number of users to these services. Competitors for our VoIP services include established telecommunications and cable companies, certain of our current competitors for Internet access services including AOL, MSN and EarthLink, leading Internet companies including Yahoo!, Google and eBay through its Skype subsidiary, and a number of other companies that offer VoIP-based services as their primary business such as Vonage. Most of our major competitors in the VoIP market have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of our competitors, such as Vonage, spend a significant amount of resources on marketing their services and participate in large, retail distribution channels. In addition, many competitors offer services designed to serve as replacements for home telephone services, and our VoIP offerings are not designed as home phone replacement services and also lack a number of other features being offered by certain competitors. We currently do not intend to expend significant marketing resources on our VoIP services. If we do choose to expend significant marketing resources on our VoIP services, there is no assurance that such efforts will be commercially successful. We cannot assure you that our marketing efforts will be effective, that our VoIP services will achieve significant consumer adoption or, even if such services do achieve consumer adoption, that our VoIP services will generate growth in pay accounts, revenues or profitability.

Competition in Online Loyalty Marketing Business

Our online loyalty marketing business faces intense competition from both traditional and online advertising and direct marketing businesses. We expect competition to increase due to the lack of significant barriers to entry for online businesses generally. As we expand the scope of our product and service offerings, we may compete with a greater number of media companies across a wide range of advertising and direct marketing services. Our ability to generate significant revenue from advertisers and loyalty partners will depend on our ability to differentiate ourselves through the services we provide and to obtain adequate participation from consumers in our online direct marketing and rewards programs. Currently, several companies offer competitive online products or services, such as Coolsavings, Coupons.com and Eversave.com. In the future, we may also face competition from larger offline loyalty point programs, such as those operated by credit card companies or airlines, if they focus on developing a stronger online presence. We have limited experience in this market and cannot assure you that we will be able to compete effectively.

Competition in Additional Service Markets

In addition to Internet access and VoIP services, our Communications segment also includes standalone premium email services and a prepackaged Family Pack offering. In addition to social-networking services and loyalty marketing, our Content & Media segment also includes Web-hosting and domain registration services and digital photo-sharing services. While these additional services do not generate a significant portion of the revenues for the applicable segment, we are actively investing resources in certain of these services. Competition for users of premium email services is intense. The companies we compete with for Internet access accounts also compete with us for premium email accounts. In addition, a number of companies, including Yahoo!, MSN, AOL and Google, offer premium email services, in certain cases, for free. The market for premium email services is evolving at a rapid pace and we cannot assure you that our offerings will be competitive or commercially viable. While the personal Web-hosting business is fragmented, a number of significant companies, including Yahoo!, currently compete actively for these users. In addition, the personal Web-hosting industry is very application specific, with many of the competitors focusing on specific applications, such as photo sharing, to generate additional users. We have not expended significant resources marketing our digital photo sharing services, although we may allocate additional resources to improving and promoting these services going forward. Digital photo sharing is an extremely competitive market and there is no assurance our services will be able to compete effectively. We cannot assure you that any of these additional services will be competitive or will generate growth in pay accounts or revenues.

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

Competition for Advertising Customers

We are dependent upon advertising revenues for a significant portion of our revenues and profits. We compete for advertising revenues with major ISPs, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking Web sites, direct marketing businesses, and various other companies that facilitate Internet advertising. Many of our competitors have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical and sales and marketing resources than we do. This may allow them to devote greater resources to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, offer more sophisticated products and services, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. We also compete with television, radio, cable and print media for a share of advertisers’ total advertising budgets. In certain instances, we generate advertising revenues from companies who are also our competitors. In particular, our Communications segment generates significant advertising revenues from Yahoo! Search. We compete directly with Yahoo! for Internet access, email, Web-hosting and online photo-sharing subscribers and indirectly for subscribers to our social-networking services. To the extent competitors who are also sources of significant advertising revenue cease to do business with us, our revenues and profits could suffer.

We expect our revenues and profitability to decrease in the near term, and our revenues and profitability may continue to decrease.

We anticipate our Communications revenues will continue to decrease. We anticipate that Content & Media revenues will decrease in the September 2006 quarter when compared to the June 2006 quarter. We also anticipate that our profitability in the September 2006 quarter will be less than our profitability in the June 2006 quarter. Decreases in our Communications revenues have been greater than the organic increases in our Content & Media revenues and this trend may continue and our overall revenues may continue to decrease. Continued decreases in our revenues may result in decreased profitability, and there can be no assurance that we will not experience declines in profitability in the future.

Our ability to increase, or to minimize decreases in, our revenues is, other than through acquisitions, primarily dependent upon our ability to minimize decreases in our Communications revenues while increasing our Content & Media revenues. While we anticipate continued growth in our Content & Media revenues following the September 2006 quarter, these revenues may not grow as anticipated. In the September 2006 quarter, we expect that the growth in Content & Media pay accounts, if any, will be less than what we experienced in prior periods. We also anticipate a decline in Content & Media advertising revenues in the September 2006 quarter as a result of seasonality and other factors. We cannot assure you that these trends will not continue beyond the September quarter and that future growth, if any, in our Content & Media revenues will be sufficient to offset the anticipated continuing decline in our Communications revenues. We currently anticipate that our pay access accounts will continue to decline, although the rate of decline is likely to fluctuate from quarter to quarter depending on seasonality and other factors. We currently anticipate that the decline in pay access accounts in the September 2006 quarter will be less than the decline we experienced in the June 2006 quarter. Our average monthly revenue per pay account (“ARPU”) for our access services, including our accelerated access services, has also declined over time although the ARPU for access services increased in the June 2006 quarter when compared to the March 2006 quarter. While we anticipate that advertising revenues from our Communications segment will remain relatively flat or increase in the near term due to favorable advertising rates and other factors, over the long term these revenues will likely decline as a result of decreased inventory due to decreases in our pay access accounts. If we are unable to grow our Content & Media pay accounts, if we experience declines in ARPU for our services, if we do not increase our advertising revenues or if our pay access base continues to decline at a significant rate, we may not be able to increase, or minimize decreases in, our revenues, and our profitability could be materially and adversely impacted.

Our ability to generate revenues is also dependent on our success in commercializing new services that we either acquire or develop. To the extent we are unable to successfully market our existing services to new users, successfully cross-market our services to existing users or successfully acquire or develop and commercialize new services, our pay accounts could continue to decline.

We may be unable to maintain or grow our advertising revenues, particularly if we lose key advertising relationships. Reduced advertising revenues may reduce our profits.

Advertising and commerce revenues are an increasingly important component of our revenues and profitability. Our revenues from advertising have in the past fluctuated, and may in the future fluctuate, due to a variety of factors including, without limitation, changes in the online advertising market, decreases in capital available to Internet and other companies, changes in our advertising inventory, changes in usage and the effect of key advertising relationships. A significant portion of our advertising revenues are derived from our access services and decreases in our access account base will, over time, likely result in decreased inventory and advertising revenues. The Internet advertising industry continues to evolve and competitors are continually enhancing their technology and advertising techniques. We could be required to expend significant resources to enhance our advertising services, although there can be no assurance that our efforts will be successful. We have undertaken initiatives that we believed would increase our advertising revenues but have resulted in decreased advertising revenues, and there can be no assurance our advertising initiatives will be effective. As discussed above, competition for advertising dollars is intense and our advertising revenues may decline in future periods.

A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. In the past, we have experienced a number of situations where significant advertising arrangements were terminated early, were not renewed, were renewed at significantly lower rates or were renegotiated during the term of the arrangement. We derived approximately 33% of our Communications advertising and commerce revenues, and approximately 12% of our total advertising and commerce revenues, during the June 2006 quarter from Internet search fees provided through our agreement with Yahoo! Search. Our agreement with Yahoo! Search expires in March 2007, although we have the right to extend the term for one additional year. The competition among search services is increasing. If there were a significant decrease in search fees from our agreement with Yahoo! Search due to users using competitive services or other factors, such decrease would adversely impact our results of operations. Our business, financial position, results of operations and cash flows may be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

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

Our marketing activities may not be effective. We will be required to continue to incur significant marketing expenses to maintain or develop our brands. We have significantly decreased marketing expenditures for our access services and anticipate further reducing marketing expenditures for these services in the future, which we believe has negatively impacted, and will continue to negatively impact, our pay access base. While we currently anticipate increasing marketing expenditures in our Content & Media segment, we cannot assure you that any such increase will be effective in increasing pay or active accounts or our revenues for these services. We anticipate, in the near term, that the decreases in pay accounts for our access services will not be offset by increases, if any, in other pay accounts. We have increased the number of brands under which our services are marketed and increased the number of services we offer. We may not have adequate resources to maintain all of our brands or promote all of our services. Our VoIP services, in particular, may require significant marketing resources and we may not allocate significant resources to market these services. Even if we choose to allocate significant marketing resources to these services, there is no assurance that our marketing activities will be successful. We have increased our profitability, in part, by decreasing our marketing expenditures. Future decreases in our marketing expenditures could adversely impact our business. Future increases in our marketing expenditures could adversely impact our profitability and there can be no assurance that our marketing activities will be successful in growing our businesses.

We obtain a significant number of new pay access accounts through our offline distribution channels, primarily Best Buy. The number of new pay accounts we acquire through Best Buy is subject to fluctuations, and it has decreased from time to time as compared to prior periods as a result of competitive offers, seasonality or for other reasons. If the number of new pay accounts acquired through Best Buy were to continue to decrease for an extended period, such decreases could negatively impact the number of pay access accounts and our Communications revenues and profitability could be negatively impacted.

If we are unable to retain users, our business and financial results will suffer.

Historically, we have lost an average of four to five percent of our pay accounts each month, which we refer to as churn, with churn in recent periods approximating five percent. Our churn percentage is calculated based on the average number of pay accounts for a period. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. We do not include in our churn calculation those accounts cancelled during the first thirty days of service unless the accounts have upgraded from free accounts, although a number of such accounts will be included in our account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not considered to have cancelled a pay account and, as such, our overall churn rate is not necessarily indicative of the percentage of subscribers canceling any particular service. We have experienced, and will likely continue to experience, a higher percentage of subscribers canceling our accelerated access and social-networking services than is indicated by our churn rate, and the percentage of subscribers canceling our social-networking services has fluctuated significantly from quarter to quarter due to seasonality and the timing of termination of multi-month programs. Our churn may be higher in future periods and will fluctuate from period to period and from service to service. If we continue to experience a high percentage of pay accounts canceling our services, it will make it more difficult to grow, maintain or minimize decreases in the number of pay accounts for those services. If we experience an increased percentage of cancellations, our revenues and profitability may be adversely affected.

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

One of our strategic objectives is to acquire businesses, product lines or technologies which will provide us with an opportunity to leverage our assets and core competencies, or which otherwise will be complementary to our existing businesses. We may not succeed in growing or maintaining our revenues unless we are able to successfully complete acquisitions. The merger and acquisition market for companies offering Internet services is extremely competitive, particularly for companies who have demonstrated a profitable business model with long-term growth potential. Recently, the public equity markets have been very receptive to companies with these characteristics. As a result, in many cases, companies with these characteristics trade publicly or are privately valued at multiples of earnings, revenues, operating income and other metrics significantly higher than the multiples at which we are currently valued. Acquisitions may require us to obtain additional debt or equity financing, which may not be available to us on reasonable terms, or at all. These and other factors may make it difficult for us to acquire additional businesses, product lines or technologies at affordable prices, or at all, and there is no assurance that we will be successful in completing additional acquisitions.

We cannot assure you that we will be able to successfully manage, integrate or grow our acquired businesses.

In April 2004, we acquired the assets of About, Inc.’s Web-hosting business; in November 2004, we acquired Classmates; in March 2005, we acquired the assets of Homestead Technologies, Inc.’s online digital photo-sharing business; in March 2006, we acquired The Names Database; and in April 2006, we acquired MyPoints.com, Inc. We do not have prior experience in most of these lines of business and may not be able to compete successfully in them. To the extent we attempt to integrate various aspects of these businesses, we may not be successful. There may be unanticipated risks, liabilities and costs associated with these businesses, and we cannot assure you that these businesses will have a positive impact on our results of operations. In addition, we cannot assure you that we will be successful in maintaining or growing their pay or free accounts.

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

•       potential impairment of relationships with employees, users or vendors as a result of changes in management; and

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

Our loyalty marketing business depends on our ability to maintain and expand an active membership base.

The success of our loyalty marketing business largely depends on our ability to maintain and expand an active membership base. Our revenues are primarily driven by fees paid by advertisers and direct marketers based on specific actions taken by our members. If we are unable to induce existing and new members to actively participate in our programs, our business may be harmed. The attractiveness of our program to current and potential members, advertisers and loyalty partners depends in large part on the attractiveness of the rewards and point redemption opportunities that we offer. If the perceived value of our points decreases, we may be required to offer more points to generate the same revenue, which could adversely affect our results of operations relating to these services. A significant portion of the revenues from loyalty marketing are generated from the activity of a small percentage of our members, and we cannot assure you that the number of active members will increase. Data security and privacy concerns may cause consumers not to sign up for our program or cause our members to stop using the service or resist providing the personal data necessary to support our program’s profiling capability. In addition, we acquire a significant number of our new members through a few acquisition channels, and the loss of any of these channels or a decrease in the number of new members acquired through these channels could have an adverse effect on our business. Although membership has grown in prior periods, there are no assurances that our membership growth will continue or increase in the future.

We may not successfully develop and market new services in a timely or cost-effective manner; consumers or advertisers may not accept our new products.

We may not be able to compete effectively if we are not able to adapt to changes in technology and industry standards or develop or acquire and successfully commercialize new and enhanced services. New services may be dependent on our obtaining needed technology or services from third parties, which we may not be able to obtain in a timely manner upon terms acceptable to us, or at all. Our ability to compete successfully will also depend upon the continued compatibility of our services with products offered by various vendors, which we may not be able to achieve.

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

Only a limited number of users have signed up for our VoIP services, and we have experienced losses in connection with these services due to fraud and the costs of developing, marketing and operating them. It is likely we will continue to expend significant resources developing, enhancing, operating and marketing these services. We expect these services to continue to adversely impact our profitability, at least in the near term. If our VoIP services are not commercially successful, we will continue to incur operating losses in connection with these services, which would negatively impact our financial condition and results of operations.

Seasonal trends in Internet usage and advertising sales may cause fluctuations in our results of operations.

Seasonal trends could affect revenues, operating expenses and the rate at which users sign up for our services. Decreased usage during seasonal periods could decrease advertising inventory and search activity and adversely impact advertising revenue. Increased usage due to seasonality may result in increased telecommunications costs for such period. We have experienced lower usage of our access services in the summer months and this trend may continue. We also have experienced a lower rate of people signing up for our access services during the spring and summer months when compared to the fall and winter months, and this trend may continue. While we have only operated our loyalty marketing business for a short period of time, historically their revenues have decreased in the September quarter when compared to the June quarter and this trend may continue. Seasonality may result in significant fluctuations in our results of operations and the number of users signing up for, or accessing, our services.

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

Our access business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network and data services we require, and most of our telecommunications services are currently purchased from Level 3 Communications, Verizon Pac-West, Qwest, O1 Communications and StarNet. Furthermore, in the past, several vendors have ceased operations or ceased offering the services we require, causing us to switch vendors. Vendors may experience significant financial difficulties and be unable to perform satisfactorily or to continue to offer their services. Verizon, Level 3 Communications, Pac-West and Qwest have significant amounts of debt obligations. The loss of vendors has resulted, and may in the future result, in increased costs, decreased service quality and the loss of users. In particular, the failure of Level 3 Communications, Verizon, Pac-West, Qwest, O1 Communications or StarNet to continue to provide the scope, quality and pricing of services currently provided could materially and adversely affect our business and results of operations. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Certain of our telecommunications providers compete with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, financial position, results of operations and cash flows.

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

The software that operates most of our billing and customer support systems for our access service is licensed from Portal Software, Inc., a subsidiary of Oracle, and Remedy, a BMC Software company, and we use a combination of Portal, Remedy and other third-party and internally developed software applications for such customer billing and support. The billing system for Classmates relies on a combination of software licensed from Art Technology Group Inc. (“ATG”), other third-party software applications as well as internally developed software applications. Customer billing and support is a highly complex process, and our systems must efficiently interface with other third parties’ systems such as the systems of credit card processing companies and other companies to whom we outsource billing and support functions. Our ability to accurately and efficiently bill and support our users is dependent on the successful operation of our billing and support systems and third parties’ systems upon which we rely. In addition, our ability to offer new pay services or alternative payment plans is dependent on our ability to customize our billing and support systems. Issues associated with these systems could cause a variety of problems including the failure to bill and collect from users on a timely basis, over-charging or under-charging users, inaccurate financial and customer data, excessive credit card chargebacks or refunds, delays in new product or payment plan introductions and other billing-related errors. Such problems could lead to inaccurate reporting from time to time, which could adversely affect our business, financial position, results of operations and cash flows. We have experienced billing and support problems from time to time and may experience additional problems in the future. The failure of our software vendors to provide software upgrades and technical support, the failure of the Portal, Remedy, ATG or internally developed software to operate accurately, problems with our credit card processor or other billing and support vendors and any other failures or errors in our billing and support systems could materially and adversely affect our business, financial position, results of operations and cash flows.

We are dependent on third parties for technical support and customer service and our business may suffer if they are unable to provide these services, cannot expand to meet our needs or terminate their relationships with us.

Our business and financial results depend, in part, on the availability and quality of our customer support services. We currently outsource a majority of the live technical and billing support functions to ClientLogic Corporation. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that ClientLogic becomes unable or unwilling to offer these services to us. At times, users seeking live customer support have experienced lengthy waiting periods to reach support personnel who are trained to provide the technical or billing support they require. ClientLogic has also experienced outages and other issues in the past which resulted in inadequate service quality and support which adversely impacted our business. Maintaining desired customer support levels may require significantly more support personnel than are currently available to us, or significantly greater expense than we choose to incur. If ClientLogic does not provide us with quality services, or if our relationship with ClientLogic terminates and we are unable to transition such services in-house or to a replacement vendor in an orderly, cost-effective and timely manner, our reputation, business and results of operations would suffer. In addition, we prepay significant amounts in advance to ClientLogic under our agreement with them, and any failure by them to perform the services for which we have prepaid would negatively impact our financial position.

In August 2006, we will begin transitioning some of the customer support services currently handled by ClientLogic to a new vendor, Sutherland Global Services. By the conclusion of the transition, approximately half of the customer support services currently handled by ClientLogic will be handled by Sutherland. We have had limited experience with Sutherland, there are risks involved in transitioning these services, and there are risks involved in dividing these services between two vendors. During the transition period and potentially for a period of time thereafter, customers may experience lengthier waiting periods to reach support personnel or inadequate service quality and support. There are no assurances that the transition of these services will be successful, and our reputation, business and results of operations could be adversely affected by such transition.

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

•       loss of data or revenue;

•       injury to reputation; and

•       diversion of development resources.

We have experienced technical and customer support issues associated with our services and software releases. These issues have resulted in users discontinuing their service and have adversely impacted our revenues. A number of our material technologies and systems are based on different platforms. To the extent we attempt to integrate these technologies and systems, we may experience a number of difficulties, errors, failures and unanticipated costs. In addition, our business relies on third-party software including, without limitation, software licensed from Oracle for our internal operations, software licensed from Portal, an Oracle subsidiary, and Remedy for billing and customer support, software licensed from SlipStream Data Inc. for our accelerated services, software licensed from certain third parties for our VoIP services, and software licensed from certain third parties for our advertising products and services. Any significant failure of this software could materially and adversely affect our business, financial position, results of operations and cash flows. Our services also rely on their compatibility with other third-party systems, particularly operating systems. Incompatibility with future changes to third-party software upon which our systems rely could materially affect our ability to deliver our services. We cannot assure you that we will not experience significant technical problems with our services in the future.

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

The success of our business depends on the security of our networks and, in part, on the security of the network infrastructures of our third-party telecommunications service providers, providers of customer support services and other vendors. Unauthorized or inappropriate access to, or use of, our networks, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our users and of third parties. Third parties have in the past used our networks, services and brand names to perpetrate crimes, such as identity theft or credit card theft, and may do so in the future. Users or third parties may assert claims of liability against us as a result of any failure by us to prevent security breaches, unauthorized disclosure of user information or other such activities. Although we use security measures that we believe to be effective by industry standards, we cannot assure you that the measures we take will be successfully implemented or will be effective in preventing these types of activities. We also cannot assure you that the security measures of our third-party network providers, providers of customer and billing support services or other vendors will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation or our revenues and may interfere with our ability to provide our services, all of which could adversely impact our business.

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

Our business is largely dependent on the efforts and abilities of our senior management, particularly Mark Goldston, our chairman and chief executive officer, and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time. The loss of these key employees or our inability to attract or retain other qualified employees could seriously harm our business and prospects. We do not carry key person life insurance on any of our employees.

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

Laws, regulations and legal liability issues regarding VoIP services are evolving at a rapid pace. Measures under consideration by the FCC, Congress, the courts and/or other federal and state agencies include, without limitation, new laws and regulations, or the interpretation of existing laws and regulations, regarding access to telephone numbers, taxes, contributions to the Universal Service Fund, consumer protection rules, intercarrier compensation arrangements, consumer privacy, assistance to law enforcement, and the provision of E-911 services. Some or all of these measures, if adopted and determined to be applicable to our VoIP services, could make it significantly more expensive to operate some or all of our VoIP services and could cause us to cease operating or enhancing some or all of our VoIP services. For example, we do not believe we are required to offer E-911 services with our existing VoIP services nor do we believe we must comply with the Communications Assistance for Law Enforcement Act (CALEA), and we do not currently have the ability to offer E-911 services nor can we comply with CALEA. If the regulatory status of our VoIP service offerings changes or if we offer new VoIP services that subject us to additional laws and regulations, our VoIP services may be materially and adversely affected. In addition, while we are considering developing and implementing an international strategy for our VoIP services, foreign laws and regulations regarding the provision of VoIP services could adversely impact our ability to implement this strategy.

The Internet Tax Freedom Act, which placed a moratorium on new state and local taxes on Internet commerce, has been extended through November 2007. However, future laws imposing taxes or other regulations on the provision of goods and services over the Internet could make it substantially more expensive to operate our business.

Our business is also subject to a variety of other U.S. and foreign laws and regulations that could subject us to liabilities, claims or other remedies, such as laws relating to bulk email or “spam,” access to various types of content by minors, anti-spyware initiatives, encryption, data protection, security breaches and consumer protection. Compliance with these laws and regulations is complex and may impose significant additional costs on us. Certain of our services, particularly our social-networking and loyalty marketing services, are dependent on the ability send a significant volume of emails to members through third parties’ email systems. Additional government regulation regarding sending bulk email, as well as voluntary actions by third parties to restrict the delivery of emails through their email systems, could adversely impact our business. For example, AOL and Yahoo! recently announced their plans to reduce the amount of bulk email sent through their email services by charging bulk email senders to guarantee the delivery of their messages.

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

Consumer protection laws and enforcement actions regarding advertising and user privacy, especially relating to children, are becoming more prevalent. The FTC has conducted investigations into the privacy practices of companies that collect information about individuals on the Internet. The FTC has also investigated us and other ISPs in connection with marketing, billing, customer retention, cancellation and disclosure practices. Juno and the FTC entered into a consent agreement, which was approved by the FTC on June 29, 2001, that provides for redress payments and specific disclosures or notices regarding, among other things, the cost of its Internet access services, its cancellation terms and local versus long-distance charges, as well as the requirement to provide adequate customer support to process cancellations. We received an inquiry regarding our compliance with the consent agreement on October 14, 2005, and we submitted a response on December 14, 2005. We subsequently received a request for additional information and are in the process of providing the requested information.

Various state agencies as well as individuals have also asserted claims against, or instituted inquiries into, ISPs, including Juno and NetZero, in connection with marketing, billing, customer retention, cancellation, refund and disclosure practices. We cannot assure you that our services and business practices, or changes to our services and business practices, will not subject us to claims and liability by private parties, the FTC or other governmental agencies.

Our social-networking and loyalty marketing businesses rely heavily on email campaigns, and any restrictions on the sending of emails could materially and adversely affect our business.

Our social-networking and loyalty marketing businesses deliver a significant number of emails to our members. Yahoo! and AOL recently announced that they will phase out their IP-based whitelists and implement a pay-per-email program. In addition, from time to time, Internet Service Providers block bulk email transmissions or otherwise experience technical difficulties which result in the inability to transmit emails to our members. Our social-networking and loyalty marketing businesses rely heavily on email campaigns and restrictions on the sending of emails could materially and adversely affect our business and results of operations.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. On April 29, 2005, the Board of Directors extended the program through December 31, 2006. At June 30, 2006, we had repurchased $139.2 million of our common stock under the program, leaving $60.8 million remaining under the program.

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

Common stock repurchases at June 30, 2006 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
August 2001	138	$1.67	138	$9,770
November 2001	469	1.77	469	8,940
February 2002	727	3.38	727	6,485
August 2002	288	7.51	288	27,820
February 2003	193	9.43	193	26,005
May 2003	281	13.51	281	22,207
November 2003	2,024	19.76	2,024	48,706
February 2004	2,887	16.86	2,887	—
May 2004	—	—	—	100,000
August 2004	2,657	9.41	2,657	74,989
February 2005	1,268	11.20	1,268	60,782
February 2006	129	12.77	—	60,782
May 2006	26	11.87	—	60,782
Total	11,087	$12.73	10,932

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of our stockholders was held on May 9, 2006. Two nominees to the Board of Directors, James T. Armstrong and Dennis Holt, were elected to serve for terms expiring at the third annual meeting following their election or until their successors are duly elected and qualified. The appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2006 was also ratified at the meeting.

The results of voting for the election of Mr. Armstrong were as follows: 55,353,420 votes for and 1,193,422 votes withheld. The results of voting for the election of Mr. Holt were as follows: 54,310,333 votes for and 2,236,509 votes withheld. The remaining members of the Board of Directors who continued in office after the meeting are Mark R. Goldston, Robert Berglass, Kenneth L. Coleman and Carol A. Scott. The terms of Mr. Berglass and Mr. Coleman will expire at our next annual stockholders meeting and the terms of Mr. Goldston and Ms. Scott will expire at the next annual stockholders meeting thereafter.

The results of voting for the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors were as follows: 56,390,008 votes for, 135,157 votes against and 21,677 abstentions.

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

			8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2006 Management Bonus Plan		8-K	000-33367	3/30/2006
10.11	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-KT	000-33367	2/5/2004
10.12	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed
10.13	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004
10.14	Employment Agreement between the Registrant and Matt Wisk		10-Q	000-33367	8/8/2005
10.15	Employment Agreement between the Registrant and Ted Cahall		10-Q	000-33367	8/8/2005
10.16	Employment Agreement between the Registrant and Gerald Popek		10-Q	000-33367	8/8/2005
10.17	Employment Agreement between the Registrant and Robert Taragan		10-Q	000-33367	8/8/2005
10.18	Employment Agreement between the Registrant and Jeremy Helfand	X	10-Q	000-33367	8/9/2006
10.19	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/9/2006
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/9/2006
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/9/2006
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/9/2006

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2006.

UNITED ONLINE, INC.
By:	/s/ CHARLES S. HILLIARD
Charles S. Hilliard
President and Chief Financial Officer
By:	/s/ NEIL P. EDWARDS
Neil P. Edwards
Senior Vice President, Finance, Treasurer and Chief Accounting Officer

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2006 Management Bonus Plan		8-K	000-33367	3/30/2006
10.11	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-KT	000-33367	2/5/2004
10.12	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.13	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004

10.14	Employment Agreement between the Registrant and Matt Wisk		10-Q	000-33367	8/8/2005
10.15	Employment Agreement between the Registrant and Ted Cahall		10-Q	000-33367	8/8/2005
10.16	Employment Agreement between the Registrant and Gerald Popek		10-Q	000-33367	8/8/2005
10.17	Employment Agreement between the Registrant and Robert Taragan		10-Q	000-33367	8/8/2005
10.18	Employment Agreement between the Registrant and Jeremy Helfand	X	10-Q	000-33367	8/9/2006
10.19	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/9/2006
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/9/2006
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/9/2006
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/9/2006