Form 10-Q
period 2006-09-30
UNITED ONLINE INC
filed 2006-11-09
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

There were 65,531,595 shares of the registrant’s common stock outstanding at November 3, 2006.

In this document, “United Online,” the “Company,” “we,” “us” and “our” collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNITED ONLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,659	$100,397
Short-term investments	133,038	143,965
Restricted cash	6,250	—
Accounts receivable	26,264	19,201
Deferred tax assets, net	9,835	14,808
Other current assets	11,252	12,332
Total current assets	208,298	290,703
Property and equipment, net	36,860	33,093
Deferred tax assets, net	54,944	53,547
Goodwill	138,713	80,499
Intangible assets, net	61,306	59,338
Other assets	3,535	4,008
Total assets	$503,656	$521,188
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,897	$46,955
Accrued liabilities	38,997	36,249
Member redemption liability	14,794	—
Deferred revenue	54,592	52,835
Current portion of term loan	—	16,498
Current portion of capital leases	403	373
Total current liabilities	146,683	152,910
Member redemption liability	3,995	—
Deferred revenue	2,936	3,449
Term loan	—	37,710
Capital leases	51	325
Other liabilities	3,595	4,379
Total liabilities	157,260	198,773
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock	7	6
Additional paid-in capital	443,341	472,745
Deferred stock-based compensation	—	(15,558)
Accumulated other comprehensive loss	(214)	(327)
Accumulated deficit	(96,738)	(134,451)
Total stockholders’ equity	346,396	322,415
Total liabilities and stockholders’ equity	$503,656	$521,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$129,636	$132,778	$391,868	$394,829
Operating expenses:
Cost of revenues (including stock-based compensation, see Note 6)	29,046	27,233	90,082	82,431
Sales and marketing (including stock-based compensation, see Note 6)	43,487	52,767	133,043	160,653
Product development (including stock-based compensation, see Note 6)	13,501	10,116	39,702	28,780
General and administrative (including stock-based compensation, see Note 6)	17,504	14,776	51,172	41,603
Amortization of intangible assets	4,213	5,252	13,154	16,884
Total operating expenses	107,751	110,144	327,153	330,351
Operating income	21,885	22,634	64,715	64,478
Interest and other income, net	1,457	1,675	4,527	4,684
Interest expense	(199)	(1,388)	(2,326)	(4,745)
Income before income taxes	23,143	22,921	66,916	64,417
Provision for income taxes	9,707	10,327	30,244	29,664
Income before cumulative effect of accounting change	13,436	12,594	36,672	34,753
Cumulative effect of accounting change, net of tax (see Note 1)	—	—	1,041	—
Net income	$13,436	$12,594	$37,713	$34,753
Basic net income per share:
Income before cumulative effect of accounting change	$0.21	$0.21	$0.58	$0.57
Cumulative effect of accounting change, net of tax	—	—	0.01	—
Basic net income per share	$0.21	$0.21	$0.59	$0.57
Diluted net income per share:
Income before cumulative effect of accounting change	$0.20	$0.20	$0.56	$0.55
Cumulative effect of accounting change, net of tax	—	—	0.01	—
Diluted net income per share	$0.20	$0.20	$0.57	$0.55
Shares used to calculate basic net income per share	64,573	61,399	63,630	60,878
Shares used to calculate diluted net income per share	66,583	64,107	65,815	63,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$13,436	$12,594	$37,713	$34,753
Unrealized gain (loss) on short-term investments, net of tax of $93 and $116 for the quarter and nine months ended September 30, 2006, respectively and $(63) and $(173) for the quarter and nine months ended September 30, 2005, respectively	141	(86)	167	(248)
Unrealized loss on derivative, net of tax of $(60) for the nine months ended September 30, 2006 and $60 and $47 for the quarter and nine months ended September 30, 2005	—	82	(83)	62
Foreign currency translation	(8)	4	29	(83)
Comprehensive income	$13,569	$12,594	$37,826	$34,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Deferred Stock-Based	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
Balance at December 31, 2005	62,606	$6	$472,745	$(15,558)	$(327)	$(134,451)	$322,415
Cumulative effect of accounting change, net of tax	—	—	(1,041)	—	—	—	(1,041)
Balance at January 1, 2006	62,606	6	471,704	(15,558)	(327)	(134,451)	321,374
Reversal of deferred stock-based compensation	—	—	(15,558)	15,558	—	—	—
Exercises of stock options	1,855	1	6,568	—	—	—	6,569
Issuance of common stock through employee stock purchase plan	380	—	2,965	—	—	—	2,965
Vesting of restricted stock units	373	—	—	—	—	—	—
Repurchases of common stock	—	—	(2,374)	—	—	—	(2,374)
Dividends paid on shares outstanding and restricted stock units	—	—	(39,788)	—	—	—	(39,788)
Stock-based compensation	—	—	15,137	—	—	—	15,137
Unrealized gain on short-term investments, net of tax	—	—	—	—	167	—	167
Unrealized loss on derivative, net of tax	—	—	—	—	(83)	—	(83)
Foreign currency translation	—	—	—	—	29	—	29
Tax benefits from stock options	—	—	4,687	—	—	—	4,687
Net income	—	—	—	—	—	37,713	37,713
Balance at September 30, 2006	65,214	$7	$443,341	$—	$(214)	$(96,738)	$346,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$37,713	$34,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,943	27,862
Stock-based compensation	15,137	6,832
Deferred taxes	2,975	1,385
Tax benefits from stock-based compensation	4,687	11,175
Excess tax benefits from stock-based compensation	(3,422)	—
Cumulative effect of accounting change, net of tax	(1,041)	—
Other	2,486	770
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	2,666	(3,347)
Other assets	2,397	3,570
Accounts payable and accrued liabilities	(15,106)	22,908
Member redemption liability	1,117	—
Deferred revenue	181	6,215
Other liabilities	(123)	2,153
Net cash provided by operating activities	78,610	114,276
Cash flows from investing activities:
Purchases of property and equipment	(16,892)	(16,454)
Purchases of rights, patents and trademarks	(509)	(5,554)
Purchases of short-term investments	(256,595)	(282,718)
Proceeds from maturities and sales of short-term investments	267,566	251,578
Cash paid for acquisitions, net of cash acquired	(61,114)	(8,638)
Increase in restricted cash	(1,450)	—
Escrow deposit related to pre-acquisition liability	(4,800)	—
Proceeds from sale of assets	87	—
Net cash used for investing activities	(73,707)	(61,786)
Cash flows from financing activities:
Payments on term loan	(54,209)	(41,667)
Payments on capital leases	(244)	(530)
Proceeds from exercises of stock options	6,569	4,732
Proceeds from employee stock purchase plan	2,965	1,678
Repurchases of common stock	(2,374)	(14,206)
Payments for dividends	(39,788)	(25,259)
Excess tax benefits from stock-based compensation	3,422	—
Net cash used for financing activities	(83,659)	(75,252)
Effect of exchange rate changes on cash and cash equivalents	18	(91)
Change in cash and cash equivalents	(78,738)	(22,853)
Cash and cash equivalents, beginning of period	100,397	56,512
Cash and cash equivalents, end of period	$21,659	$33,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                 DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

United Online, Inc. (“United Online” or the “Company”) is a leading provider of consumer Internet and media services through a number of brands, including NetZero, Juno, Classmates and MyPoints. The Company’s Communications services include Internet access, email and VoIP. The Company’s Content & Media services include social networking, online loyalty marketing, Web hosting and photo sharing. On a combined basis, the Company’s Web properties attract a significant number of Internet users each month and the Company offers marketers a broad array of Internet advertising products as well as online market research and measurement services.

On April 10, 2006, the Company acquired MyPoints.com, Inc. (“MyPoints”), a leading provider of online loyalty marketing services, for approximately $56.6 million in cash. The Company reports MyPoints within its Content & Media segment.

Basis of Presentation

The accompanying consolidated financial statements for the quarters and nine months ended September 30, 2006 and 2005, which include United Online and its wholly-owned subsidiaries, are unaudited except for the balance sheet information at December 31, 2005, which is derived from the audited consolidated financial statements filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on March 6, 2006 but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The Company’s interim financial statements have been prepared in accordance with GAAP including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

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

Significant Accounting Policies

Member Redemption Liability—The member redemption liability represents the estimated costs associated with the Company’s obligation to redeem outstanding member balances (in Points), less an allowance for Points expected to expire prior to redemption. Such members’ Points may be converted by enrolled members into various third-party gift certificates, frequent travel programs, coupons or other rewards. Points are granted to members when they respond to direct marketing offers delivered by the Company, purchase goods from advertisers or engage in other specified activities. The Company is liable for providing the rewards to members if and when such members seek to redeem accumulated Points upon reaching required redemption thresholds. The member redemption liability is estimated based upon a weighted-average cost of Points that may be redeemed in the future. The liability is based upon historical redemption costs and managements’ estimate of future trends. Under the Company’s current policy, MyPoints reserves the right to cancel or disable accounts and expire unredeemed Points in those accounts that are inactive for a period of 12 consecutive months. “Inactive” shall be defined as a lack of one of the following: Web site visit (click through); email response; survey completion; profile update; or any Point-earning or Point-spending transaction. However, the Company reserves the right to extend the life of the unredeemed Points if the member is active. The Company bases its estimate of Points that will not be redeemed on an analysis of historical point earning trends, redemption activity and individual member accounts. This analysis is updated quarterly.

Revenue Recognition—MyPoints earns revenue primarily from corporate advertising customers by charging fees for sending emails to the MyPoints’ members and placing advertising on the MyPoints Web site. Under the terms of advertising contracts, MyPoints earns revenue primarily based on three components: (1) transmission of email advertisements to enrolled members, (2) unique clicks on transmitted emails and (3) actual transactions by members over the Internet. Revenue is recognized when email is transmitted to members, when responses are received and when members complete online transactions. Each of these activities is a discrete, independent activity, which generally is specified in the advertising sales agreement entered into with the customer. As the earning activities take place, activity measurement data (e.g., number of emails sent and number of responses received) is accumulated and the related revenue is recorded. Revenue from the sale of Points to MyPoints’ customers is deferred over a 15-month period, which is the expected time that either the Points are redeemed and MyPoints provides an award, or the Points expire prior to redemption. Revenue is also deferred if MyPoints has performed under the contract and has billed for its services, but the collection of the receivable is not reasonably assured. In such case, revenue is recognized once the collection of the cash is no longer in doubt. Also, deferred revenue represents invoiced services that have not yet been performed.

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

The Company adopted SFAS No. 123R using the modified prospective transition method, and the Company’s consolidated financial statements at and for the quarter and nine months ended September 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the quarter and nine months ended September 30, 2006 was $4.3 million and $15.1 million, respectively, which was primarily related to stock options, restricted stock and the discount on employee stock purchases. Stock-based compensation expense for the quarter and nine months ended September 30, 2005 was $2.8 million and $6.8 million, respectively, which was primarily related to restricted stock.

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

Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to calculate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the quarter and nine months ended September 30, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested at, December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation expense recognized in the consolidated statement of operations for the quarter and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. Accordingly, a pretax cumulative effect adjustment totaling $1.1 million ($1.0 million, net of tax) was recorded in the March 2006 quarter to adjust for awards granted prior to January 1, 2006 that are not ultimately expected to vest.

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

Since the adoption of SFAS No. 123R, stock-based compensation expense reduced the Company’s results of operations as follows (in thousands, except per share amounts), excluding the cumulative effect of accounting change:

Nine Months Ended September 30, 2006
Operating expenses:
Cost of revenues	$669
Sales and marketing	2,743
Product development	4,248
General and administrative	7,477
Stock-based compensation	15,137
Tax benefit recognized	(3,258)
Stock-based compensation, net of tax	$11,879
Stock-based compensation, net of tax per common share:
Basic	$0.19
Diluted	$0.18

The following table illustrates (in thousands, except per share amounts) the effect on net income and earnings per share in the prior year as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$12,594	$34,753
Add: Stock-based compensation included in net income, net of tax	2,517	5,860
Deduct: Total stock-based compensation determined under fair value-based method for all awards, net of tax	(5,389)	(15,099)
Pro forma net income	$9,722	$25,514
Basic net income per share, as reported	$0.21	$0.57
Basic net income per share, pro forma	$0.16	$0.42
Diluted net income per share, as reported	$0.20	$0.55
Diluted net income per share, pro forma	$0.15	$0.40

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48.

Effects of Prior Year Misstatements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in order to address the observed diversity in quantification practices with respect to annual financial statements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. From a transition perspective, SAB No. 108 permits existing public companies to record the cumulative effect of initially applying the “dual approach” in the first year ending after November 15, 2006 by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. These disclosures are intended to make prior years’ materiality judgments easier for investors and others to assess. Assuming that a company has properly applied its previous approach to evaluating financial statement misstatements, the SEC staff has indicated that it will not object if the company does not restate financial statements for fiscal years ending on or before November 15, 2006. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position, cash flows, and results of operations.

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

The purchase price was allocated to the net assets acquired based on their estimated fair values, including identifiable intangible assets. The purchase price allocation is considered final. The following table summarizes the net liabilities assumed and the intangible assets and goodwill acquired in connection with the acquisition (in thousands):

Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Cash	$7,137
Accounts receivable	9,667
Other current assets	1,905
Property and equipment	2,833
Other assets	496
Accounts payable and accrued liabilities	(9,376)
Deferred revenue	(471)
Member redemption liability	(17,673)
Total net liabilities assumed	(5,482)
Intangible assets acquired:
Customer contracts	9,230	5 years
Proprietary rights	3,700	10 years
Total intangible assets acquired	12,930
Goodwill	49,122
Total purchase price	$56,570

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

The following summarized unaudited pro forma information assumes that the acquisition of MyPoints had occurred at the beginning of each of the periods presented (in thousands, except per share amounts). The pro forma effect of the transaction is immaterial to the consolidated financial statements for the quarter ended June 30, 2006, and accordingly, is not included in the following:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2005	2006	2005
Revenues	$140,980	$403,505	$420,391
Income before cumulative effect of accounting change	$12,122	$36,786	$33,922
Net income	$12,122	$37,827	$33,922
Basic net income per share:
Income before cumulative effect of accounting change	$0.20	$0.58	$0.56
Net income	$0.20	$0.59	$0.56
Diluted net income per share:
Income before cumulative effect of accounting change	$0.19	$0.56	$0.53
Net income	$0.19	$0.57	$0.53

The Names Database

In March 2006, the Company acquired The Names Database for approximately $10.1 million in cash, including acquisition costs. The Names Database is a social-networking service that acts as an intermediary between members, allowing them to send messages through the site to one another. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141. The primary reason for the acquisition was to acquire The Names Database’s member relationships and software, which had the effect of expanding the Company’s social-networking business. The Names Database’s results of operations are included in the consolidated financial statements from the date of acquisition.

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

Cash paid for acquisitions during the nine months ended September 30, 2006 included a $1.5 million payment for PhotoSite, which was included in accrued liabilities at December 31, 2005.

3.                 BALANCE SHEET COMPONENTS

Short-Term Investments

Short-term investments consist of the following (in thousands):

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$3,001	$—	$(4)	$2,997
Government agencies	130,258	16	(233)	130,041
Total	$133,259	$16	$(237)	$133,038

Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income on the consolidated balance sheets. The Company had no material realized gains or losses from the sale of short-term investments in the quarters and nine months ended September 30, 2006 and 2005.

The following table summarizes the fair value and gross unrealized losses of our short-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate notes	$2,997	$(4)	$—	$—	$2,997	$(4)
Government agencies	8,857	(2)	25,190	(231)	34,047	(233)
Total	$11,854	$(6)	$25,190	$(231)	$37,044	$(237)

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

Maturities of short-term investments were as follows (in thousands):

	September 30, 2006
	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$22,450	$22,446
Maturing between 1 year and 4 years	35,160	34,942
Maturing after 4 years	75,649	75,650
Total	$133,259	$133,038

Accounts Receivable

At September 30, 2006, one customer comprised approximately 15% of the consolidated accounts receivable balance. At December 31, 2005, two customers comprised approximately 21% and 12% of the consolidated accounts receivable balance. For the quarters and nine months ended September 30, 2006 and 2005, the Company did not have any individual customers that comprised more than 10% of total revenues.

Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Computer software and equipment	$106,935	$90,357
Furniture and fixtures	13,532	11,351
	120,467	101,708
Less: accumulated depreciation	(83,607)	(68,615)
Total	$36,860	$33,093

Goodwill and Intangible Assets

The changes in goodwill for the nine months ended September 30, 2006 were as follows (in thousands):

Balance at January 1, 2006	$80,499
Goodwill recorded in connection with The Names Database acquisition	9,092
Goodwill recorded in connection with the MyPoints acquisition	49,122
Balance at September 30, 2006	$138,713

Intangible assets consist of the following (in thousands):

	September 30, 2006
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$108,351	$(74,130)	$34,221
Trademarks and trade names	25,786	(6,165)	19,621
Advertising contracts and related relationships	7,229	(5,565)	1,664
Software and technology	9,532	(5,916)	3,616
Patents, domain names and other	4,637	(2,453)	2,184
Total	$155,535	$(94,229)	$61,306

	December 31, 2005
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$98,732	$(66,103)	$32,629
Trademarks and trade names	21,952	(4,254)	17,698
Advertising contracts and related relationships	7,200	(3,871)	3,329
Software and technology	9,280	(4,691)	4,589
Patents, domain names and other	3,247	(2,154)	1,093
Total	$140,411	$(81,073)	$59,338

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Employee compensation and related expenses	$22,459	$20,353
Income taxes payable	9,116	9,769
Subscriber referral fees	5,031	4,281
Other	2,391	1,846
Total	$38,997	$36,249

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

4.                 STOCKHOLDERS’ EQUITY

Common Stock Repurchases

The Company’s Board of Directors authorized a common stock repurchase program that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2006. At September 30, 2006, the Company had repurchased $139.2 million of its common stock under the program, leaving $60.8 million remaining under the program.

Shares withheld from restricted stock units (“RSUs”) awarded to employees upon vesting to pay applicable withholding taxes on their behalf are considered common stock repurchases, but are not counted as purchases against the Board approved repurchase program. Upon vesting, the Company currently does not collect the applicable withholding taxes for RSUs from employees. Instead, the Company automatically withholds, from the RSUs that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. The Company then pays the applicable withholding taxes in cash, which is accounted for as a repurchase of common stock. In the nine months ended September 30, 2006, approximately 193,000 shares were withheld from RSUs that vested in order to pay the applicable employee withholding taxes.

Dividends

The Company’s Board of Directors declared quarterly dividends of $0.20 per share in February 2006, May 2006 and August 2006 which were paid on February 28, 2006, May 31, 2006 and August 31, 2006 and totaled $12.9 million, $13.4 million and $13.5 million, respectively. In November 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend is November 13, 2006 and the dividend is payable on November 30, 2006.

5.                 EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2006 and 2005 (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Income before cumulative effect of accounting change	$13,436	$12,594	$36,672	$34,753
Cumulative effect of accounting change, net of tax	—	—	1,041	—
Net income	$13,436	$12,594	$37,713	$34,753
Denominator:
Weighted average common shares—basic	65,048	61,920	64,105	61,394
Less: weighted average common shares subject to repurchase	(475)	(521)	(475)	(516)
Shares used to calculate basic net income per share	64,573	61,399	63,630	60,878
Add: Dilutive effect of stock options, restricted stock and employee stock purchase plan	2,010	2,708	2,185	2,538
Shares used to calculate diluted net income per share	66,583	64,107	65,815	63,416
Basic net income per share:
Income before cumulative effect of accounting change	$0.21	$0.21	$0.58	$0.57
Cumulative effect of accounting change, net of tax	—	—	0.01	—
Basic net income per share	$0.21	$0.21	$0.59	$0.57
Diluted net income per share:
Income before cumulative effect of accounting change	$0.20	$0.20	$0.56	$0.55
Cumulative effect of change in accounting principle, net of tax	—	—	0.01	—
Diluted net income per share	$0.20	$0.20	$0.57	$0.55

The diluted per share computations exclude stock options, unvested common stock and restricted stock units, which are antidilutive. The number of antidilutive shares at September 30, 2006 and 2005 was 3.8 million and 6.9 million, respectively.

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

Upon the exercise of a stock option award, the vesting of an RSU or the grant of restricted stock, common shares are issued from authorized but unissued shares. At September 30, 2006, an aggregate of 27.6 million shares were reserved under the Company’s plans, of which 4.0 million shares were available for issuance at September 30, 2006.

Stock-Based Compensation Recognized

The following table summarizes the stock-based compensation that has been included in the following captions for each of the periods presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating expenses:
Cost of revenues	$176	$49	$669	$131
Sales and marketing	727	297	2,743	621
Product development	1,137	329	4,248	742
General and administrative	2,264	2,162	7,477	5,338
Total stock-based compensation	$4,304	$2,837	$15,137	$6,832
Tax benefit recognized	$1,088	$511	$3,258	$1,163

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	N/A	4.1%	4.6%	4.2%
Expected life (in years)	N/A	5.0	3.8	5.0
Dividend yield	N/A	6.6%	6.1%	2.1%
Volatility	N/A	85.9%	60.0%	92.2%

The following table summarizes activity during the nine months ended September 30, 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2006	11,628	$13.31
Granted	210	13.18
Exercised	(1,855)	3.54
Cancelled	(2,490)	23.83
Outstanding at September 30, 2006	7,493	$12.23	6.76	$19,878
Exercisable at September 30, 2006	6,109	$12.42	6.33	$18,255

In March 2006, the Company offered eligible employees of the Company the opportunity to exchange any outstanding stock options granted to them which had an exercise price per share of the Company’s common stock at or above $16.00 (the “Eligible Options”) in return for RSUs. The exchange offer expired in April 2006, and approximately 1.8 million shares of common stock underlying Eligible Options were exchanged for RSUs covering approximately 0.4 million shares of common stock in exchange for the cancellation of the Eligible Options. The exchange was offered to 315 eligible employees and accounted for as a modification under SFAS No. 123R in the June 2006 quarter. The number of RSUs that were issued in exchange for each tendered Eligible Option was based on the per share exercise price of that option and was, in all events, less than the number of shares subject to the tendered option. Eligible Options with exercise prices between $16.00 and $20.00 were exchanged based on a ratio of one RSU for four Eligible Options. Eligible Options with exercise prices greater than $20.00 were exchanged based on a ratio of one RSU for five Eligible Options. Total expense associated with the exchange, prior to the consideration of expected forfeitures, is approximately $0.8 million.

Total unrecognized compensation cost related to unvested stock options at September 30, 2006, prior to the consideration of expected forfeitures, is approximately $4.9 million and is expected to be recognized over a weighted-average period of 1.0 years.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $4.51 and $7.12, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $16.0 million and $17.5 million, respectively. Cash received from the exercise of stock options was $6.6 million and $4.7 million, respectively, for the nine months ended September 30, 2006 and 2005. The tax benefits realized from stock options exercised in the nine months ended September 30, 2006 and 2005 were approximately $3.4 million and $5.5 million, respectively.

Restricted Stock and Restricted Stock Units

At January 1, 2006 and September 30, 2006, 475,000 restricted shares of common stock with a weighted-average grant date fair value of $19.91 were outstanding. The shares vest entirely at the end of a four-year vesting period in January 2008.

The following table summarizes activity for RSUs during the nine months ended September 30, 2006:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Outstanding at January 1, 2006	1,642	$10.78
Granted	2,083	10.15
Vested	(567)	9.13
Cancelled	(342)	9.21
Outstanding at September 30, 2006	2,816	$12.14

For the nine months ended September 30, 2006, the Company issued approximately 2.1 million RSUs at a weighted-average grant date fair value of $10.15. For the nine months ended September 30, 2005, the Company issued approximately 1.7 million RSUs at a weighted-average grant date fair value of $10.74. At September 30, 2006, the intrinsic value of outstanding restricted stock and RSUs was approximately $40.1 million. Total unrecognized compensation cost related to unvested restricted stock and RSUs at September 30, 2006 prior to the consideration of expected forfeitures is approximately $25.4 million and is expected to be recognized over a weighted-average period of 1.4 years. The fair value of RSUs that vested during the nine months ended September 30, 2006 was approximately $6.7 million.

Employee Stock Purchase Plan

The Company has a 2001 Employee Stock Purchase Plan (“ESPP”), which expires in the year 2011, and under which approximately 5.8 million shares of the Company’s common stock were reserved under the plan at September 30, 2006. At September 30, 2006, 2.8 million shares were available for issuance. Under the ESPP, each eligible employee may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock on two “purchase dates” each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which the purchase date occurs or (ii) the closing selling price per share on the purchase date. Each offering period has a twenty-four month duration and purchase intervals of six months.

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006
Risk-free interest rate	3.8%	3.7%
Expected life (in years)	0.5-2.0	0.5-2.0
Dividend yield	8.2%	8.5%
Volatility	51.8%	52.7%

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

For the quarter and nine months ended September 30, 2006, the Company recognized approximately $0.3 million and $1.5 million, respectively, of stock-based compensation expense related to the ESPP. For the quarter and nine months ended September 30, 2005, the Company recognized $0 of stock-based compensation expense related to the ESPP. Total unrecognized compensation cost related to the ESPP at September 30, 2006 is approximately $1.1 million and is expected to be recognized over a weighted-average period of 0.6 years.

7.   SEGMENT INFORMATION

The Company complies with the reporting requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Historically, the Company operated in one principal operating segment, a provider of consumer Internet subscription services through a number of brands, including NetZero, Juno and Classmates. Effective in the March 2006 quarter, the Company is operating in two reportable segments: Communications—consisting of its Internet access, email and VoIP services; and Content & Media—consisting of its social-networking, Web-hosting, photo-sharing services and, subsequent to the acquisition of MyPoints, loyalty marketing. Unallocated corporate expenses are centrally managed at the corporate level and consist of corporate-related expenses, depreciation, amortization of intangible assets and stock-based compensation. The Company has restated the prior periods to reflect the change in the composition of the reportable segments. Management has determined that segment income from operations, which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation, is the appropriate measure for assessing performance of its segments and for allocating resources among its segments. Segment income from operations for the quarter and nine months ended September 30, 2006 includes restructuring charges of approximately $0.6 million.

Revenue and income from operations by segment are as follows (in thousands):

	Quarter Ended September 30, 2006
	Communications	Content & Media	Total
Billable services	$82,057	$22,142	$104,199
Advertising	10,096	15,341	25,437
Total revenues	$92,153	$37,483	$129,636
Segment income from operations	$35,437	$4,987	$40,424

	Nine Months Ended September 30, 2006
	Communications	Content & Media	Total
Billable services	$259,877	$64,336	$324,213
Advertising	28,866	38,789	67,655
Total revenues	$288,743	$103,125	$391,868
Segment income from operations	$104,479	$18,638	$123,117

	Quarter Ended September 30, 2005
	Communications	Content & Media	Total
Billable services	$99,269	$18,401	$117,670
Advertising	9,064	6,044	15,108
Total revenues	$108,333	$24,445	$132,778
Segment income from operations	$34,872	$4,324	$39,196

	Nine Months Ended September 30, 2005
	Communications	Content & Media	Total
Billable services	$301,272	$50,116	$351,388
Advertising	26,596	16,845	43,441
Total revenues	$327,868	$66,961	$394,829
Segment income from operations	$104,994	$7,572	$112,566

A reconciliation of segment income from operations (which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Segment income from operations:
Communications	$35,437	$34,872	$104,479	$104,994
Content & Media	4,987	4,324	18,638	7,572
Total segment income from operations	40,424	39,196	123,117	112,566
Corporate expenses	(4,285)	(4,753)	(14,322)	(13,394)
Depreciation	(5,737)	(3,720)	(15,789)	(10,978)
Amortization of intangible assets	(4,213)	(5,252)	(13,154)	(16,884)
Stock-based compensation	(4,304)	(2,837)	(15,137)	(6,832)
Consolidated operating income	$21,885	$22,634	$64,715	$64,478

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

On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba “Freewwweb” (the “Debtor”), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the bankruptcy court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno’s conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement, which provided for the payment by Juno of $5.5 million in final settlement of all claims against Juno. On September 11, 2003, the court issued an order approving the Stipulation of Settlement. On September 12, 2005, the Second Circuit Court of Appeals vacated the judgment of the bankruptcy court and remanded the case to the bankruptcy court. Discovery in the adversary proceeding in the bankruptcy court is proceeding. No trial date has been set. On August 4, 2006, the Company entered into a settlement agreement with the Committee of Unsecured Creditors providing for the settlement of all claims against Juno pursuant to a proposed plan of liquidation of Debtor. If the settlement and plan of liquidation are approved by the bankruptcy court, subject to certain conditions, Juno has agreed to pay $6.25 million. If the settlement and plan of liquidation are approved by the bankruptcy court and not appealed, Juno has agreed to pay an additional $0.25 million. A hearing to confirm the proposed plan of liquidation has been scheduled for December 21, 2006.

On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff’s patent which purports to cover user access to a computer network. Plaintiff is seeking injunctive and declaratory relief and damages. On October 28, 2005, the court issued an order granting defendants’ motions for summary judgment of non-infringement of the patent. MyMail has filed a notice of appeal of the trial court’s ruling. Oral argument of the appeal is scheduled for December 6, 2006.

On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. Plaintiff is seeking injunctive and declaratory relief and damages. NetZero has filed a response to the lawsuit denying the material allegations of the complaint.

On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. Plaintiff is seeking injunctive and declaratory relief and damages. NetZero has filed a response to the lawsuit denying the material allegations of the complaint.

The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, financial position, results of operations or cash flows, the results of litigation are inherently uncertain and the Company can provide no assurance that it will not be materially and adversely impacted by the results of such proceedings. The Company has a reserve of $6.25 million for the Freewwweb matter discussed above and such reserve is reflected in the consolidated financial statements in restricted cash, accounts payable and accrued liabilities. There can be no assurance, however, that this reserve will be sufficient to cover the possible losses from such litigation. We have not established reserves for any other matters.

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

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of consumer Internet and media services through a number of brands including NetZero, Juno, Classmates and MyPoints. Our Communications services include Internet access, email and VoIP. Our Content & Media services include social networking, online loyalty marketing, Web hosting and photo sharing. On a combined basis, our Web properties attract a significant number of Internet users each month and we offer marketers a broad array of Internet advertising products as well as online market research and measurement services.

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

Other Services

The Family Pack bundles together leading third-party produced family-oriented Internet services and is offered to subscribers for $4.95 per month. Our accelerated access services include Norton AntiVirus with antispyware free of charge, and members can upgrade to a more complete Norton Internet Security package that includes a personal firewall, parental controls and other protection for an additional $1.95 per month. These same security services are offered to our non-accelerated access members for an additional $2.95 per month for Norton AntiVirus and $4.95 per month for Norton Internet Security.

Content & Media

We offer a variety of Content & Media products and services, both free of charge and subscription-based, under a number of brands, which include the following:

Social Networking:   Classmates, StayFriends, The Names Database, Klassträffen, and Trombi;

Loyalty Marketing:   MyPoints;

Web Hosting:   FreeServers, 50megs, Bizhosting and Global Servers; and

Online Photos:   PhotoSite.

Social Networking

Connecting millions of users primarily across the United States and, to a lesser extent, Germany, Sweden, France, Canada and other major English-speaking countries, including the United Kingdom and India, our social-networking services allow members to stay in touch with people from their past. Membership in our social-networking services is free and allows users to post a personal profile, access and search our database of other registered members within personally relevant online communities from school, work and the military. In addition to the features of our free social-networking services, our pay services also enable subscribers to communicate with other members and are offered through various pricing plans, generally $39.00 per year or $15.00 for three months in the U.S. Our social-networking properties also contain advertising initiatives throughout their Web sites.

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

Online Photos

PhotoSite is an online digital photo-sharing service which enables users to display photos, order prints and create custom photo albums, Web logs and full computer screen slideshows on their own personal photo Web site. With PhotoSite, users can catalog and store digital photos by subject matter, allowing convenient searches of photos by other users. Prices for subscription services range from $1.99 per month to $4.99 per month and a limited version of the service is offered free of charge.

Account Metrics

At September 30, 2006, we had approximately 4.9 million pay accounts and approximately 20.8 million active accounts. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our pay services. “Active” accounts include total pay accounts as well as free users who have logged onto our access, social-networking, email or VoIP services during the preceding 31 days. Active accounts also include those free hosted Web sites that have received at least one visit during the preceding 90 days; the number of free photo-sharing users that logged on to the service at least once within the preceding 90 days; and the number of MyPoints’ members who earned or spent points within the preceding 90 days. The following table sets forth (in thousands), for the periods presented, an analysis of our pay accounts.

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Communications:
Access	2,425	2,556	2,751	2,855	2,980
Other	323	330	321	313	301
Total	2,748	2,886	3,072	3,168	3,281
Content & Media:
Social networking	2,079	2,029	1,945	1,766	1,686
Other	85	81	76	75	73
Total	2,164	2,110	2,021	1,841	1,759
Total pay accounts	4,912	4,996	5,093	5,009	5,040

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Billable services	$104,199	$117,670	$324,213	$351,389
Advertising	25,437	15,108	67,655	43,440
Total revenues	129,636	132,778	391,868	394,829
Operating expenses:
Cost of revenues	29,046	27,233	90,082	82,431
Sales and marketing	43,487	52,767	133,043	160,653
Product development	13,501	10,116	39,702	28,780
General and administrative	17,504	14,776	51,172	41,603
Amortization of intangible assets	4,213	5,252	13,154	16,884
Total operating expenses	107,751	110,144	327,153	330,351
Operating income	21,885	22,634	64,715	64,478
Interest and other income, net	1,457	1,675	4,527	4,684
Interest expense	(199)	(1,388)	(2,326)	(4,745)
Income before income taxes	23,143	22,921	66,916	64,417
Provision for income taxes	9,707	10,327	30,244	29,664
Income before cumulative effect of accounting change	13,436	12,594	36,672	34,753
Cumulative effect of accounting change, net of tax	—	—	1,041	—
Net income	$13,436	$12,594	$37,713	$34,753

Information for our two key segments is as follows:

	Communications		Content & Media
	Quarter Ended September 30,		Quarter Ended September 30,
	2006	2005	2006	2005
Billable services	$82,057	$99,269	$22,142	$18,401
Advertising	10,096	9,064	15,341	6,044
Total revenues	92,153	108,333	37,483	24,445
Operating expenses:
Cost of revenues	18,875	22,038	7,523	3,019
Sales and marketing	25,493	40,001	17,203	12,420
Product development	7,122	6,913	3,876	2,155
General and administrative	5,226	4,509	3,894	2,527
Total operating expenses	56,716	73,461	32,496	20,121
Segment income from operations	$35,437	$34,872	$4,987	$4,324

	Communications		Content & Media
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Billable services	$259,877	$301,272	$64,336	$50,116
Advertising	28,866	26,596	38,789	16,845
Total revenues	288,743	327,868	103,125	66,961
Operating expenses:
Cost of revenues	63,825	66,589	18,231	9,441
Sales and marketing	83,944	123,416	46,172	36,459
Product development	22,343	20,299	9,488	5,590
General and administrative	14,152	12,570	10,596	7,899
Total operating expenses	184,264	222,874	84,487	59,389
Segment income from operations	$104,479	$104,994	$18,638	$7,572

A reconciliation of segment income from operations (which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Segment income from operations:
Communications	$35,437	$34,872	$104,479	$104,994
Content & Media	4,987	4,324	18,638	7,572
Total segment income from operations	40,424	39,196	123,117	112,566
Corporate expenses	(4,285)	(4,753)	(14,322)	(13,394)
Depreciation	(5,737)	(3,720)	(15,789)	(10,978)
Amortization of intangible assets	(4,213)	(5,252)	(13,154)	(16,884)
Stock-based compensation	(4,304)	(2,837)	(15,137)	(6,832)
Consolidated operating income	$21,885	$22,634	$64,715	$64,478

Segment income from operations for the quarter and nine months ended September 30, 2006 includes restructuring charges of approximately $0.6 million.

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

Consolidated Billable Services Revenues.   Consolidated billable services revenues decreased by $13.5 million, or 11%, to $104.2 million for the quarter ended September 30, 2006, compared to $117.7 million for the quarter ended September 30, 2005. Consolidated billable services revenues decreased by $27.2 million, or 8%, to $324.2 million for the nine months ended September 30, 2006, compared to $351.4 million for the nine months ended September 30, 2005. The decrease in billable services revenues was due to a decrease in billable services revenues from our Communications segment, partially offset by an increase in revenues from our Content & Media segment. Billable services revenues from our Communications segment and from our Content & Media segment constituted 78.8% and 21.2%, respectively, of our consolidated billable services revenues for the quarter ended September 30, 2006, compared to 84.4% and 15.6%, respectively, for the quarter ended September 30, 2005. Billable services revenues from our Communications segment and from our Content & Media segment constituted 80.2% and 19.8%, respectively, of our consolidated billable services revenues for the nine months ended September 30, 2006, compared to 85.7% and 14.3%, respectively, for the nine months ended September 30, 2005. We anticipate that the decline in our consolidated billable services revenues will continue as a result of expected continued declines in Communications billable services revenues.

Communications Billable Services Revenues.   Communications billable services revenues consist of fees charged to pay accounts for access, email, Internet security, antivirus and VoIP services, with substantially all generated from access. Communications billable services revenues decreased by $17.2 million, or 17%, to $82.1 million for the quarter ended September 30, 2006, compared to $99.3 million for the quarter ended September 30, 2005. Communications billable services revenues decreased by $41.4 million, or 14%, to $259.9 million for the nine months ended September 30, 2006, compared to $301.3 million for the nine months ended September 30, 2005. The decrease in billable services revenues was due to a 15% decrease in our average number of pay accounts from 3,322,000 for the quarter ended September 30, 2005 to 2,817,000 for the quarter ended September 30, 2006 and a 10% decrease in our average number of pay accounts from 3,293,000 for the nine months ended September 30, 2005 to 2,958,000 for the nine months ended September 30, 2006. These decreases are attributable to a decreased number of pay access accounts. Additionally, Communications billable services revenues decreased due to a 3% decrease in ARPU from $9.96 for the quarter ended September 30, 2005 to $9.71 for the quarter ended September 30, 2006 and a 4% decrease in ARPU from $10.17 for the nine months ended September 30, 2005 to $9.76 for the nine months ended September 30, 2006. The decrease in ARPU is primarily attributable to a decline in ARPU for our access services due to increased use of free months of service and promotional pricing to obtain or retain pay access accounts. We anticipate that the average number of Communications pay accounts will continue to decline due to decreases in pay access accounts. We also may experience further declines in ARPU primarily as a result of discounted prices for extended service commitments on our access services, including providing our $14.95 accelerated access services at $9.95 for a one-year commitment. As a result of these factors, the rate of decline in Communications billable services revenues has been increasing and may continue to increase, at least in the near term.

Content & Media Billable Services Revenues.   Content & Media billable services revenues consist of fees charged to pay accounts for social-networking, Web-hosting and online photo-sharing services, with substantially all generated from social-networking. Content & Media billable services revenues increased by $3.7 million, or 20%, to $22.1 million for the quarter ended September 30, 2006, compared to $18.4 million for the quarter ended September 30, 2005. The increase in Content & Media billable services revenues was due to a 25% increase in our average number of pay accounts from 1,714,000 for the quarter ended September 30, 2005 to 2,137,000 for the quarter ended September 30, 2006. Substantially all of this increase was associated with growth in our social-networking pay accounts primarily as a result of organic growth and, to a lesser extent, the acquisition of pay accounts associated with the Names Database business in March 2006, which had approximately 58,000 pay accounts at the time of the acquisition. Billable services revenues from other Content & Media services increased slightly for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. These increases were partially offset by 3% decrease in ARPU from $3.58 for the quarter ended September 30, 2005 to $3.45 for the quarter ended September 30, 2006. The decrease in ARPU is primarily attributable to decreases in ARPU for our Web-hosting and online photo-sharing services, partially offset by an increase in ARPU for our social-networking services due to a greater percentage of those pay accounts represented by higher-priced, shorter-term pay service plans. At least for the December 2006 quarter, we expect Content and Media billable services revenues to grow modestly as compared to the September 2006 quarter.

Content & Media billable services revenues increased by $14.2 million, or 28%, to $64.3 million for the nine months ended September 30, 2006, compared to $50.1 million for the nine months ended September 30, 2005. The increase in Content & Media billable services revenues was due to a 22% increase in our average number of pay accounts from 1,640,000 for the nine months ended September 30, 2005 to 2,002,000 for the nine months ended September 30, 2006. Substantially all of this increase was associated with growth in our social-networking pay accounts primarily as a result of organic growth and, to a lesser extent, the acquisition of pay accounts associated with the Names Database business in March 2006, which had approximately 58,000 pay accounts at the time of the acquisition. Billable services revenues from other Content & Media services increased slightly for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. In addition, ARPU increased by 5% from $3.40 for the nine months ended September 30, 2005 to $3.57 for the nine months ended September 30, 2006 primarily due to an increase in ARPU for our social-networking services due to a greater percentage of those pay accounts represented by higher-priced, shorter-term pay service plans, partially offset by decreases in ARPU for our Web-hosting and online photo-sharing services.

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

Consolidated Advertising Revenues.   Consolidated advertising revenues increased by $10.3 million, or 68%, to $25.4 million for the quarter ended September 30, 2006, compared to $15.1 million for the quarter ended September 30, 2005. Consolidated advertising revenues increased by $24.2 million, or 56%, to $67.7 million for the nine months ended September 30, 2006, compared to $43.4 million for the nine months ended September 30, 2005. The increase was primarily attributable to increases in advertising revenues in our Content & Media segment and, to a lesser extent, our Communications segment. Advertising revenues from our Communications segment and from our Content & Media segment constituted 39.7% and 60.3%, respectively, of our consolidated advertising revenues for the quarter ended September 30, 2006, compared to 60.0% and 40.0%, respectively, for the quarter ended September 30, 2005. Advertising revenues from our Communications segment and from our Content & Media segment constituted 42.7% and 57.3%, respectively, of our consolidated advertising revenues for the nine months ended September 30, 2006, compared to 61.2% and 38.8%, respectively, for the nine months ended September 30, 2005. We anticipate that our consolidated advertising revenues will increase in the December 2006 quarter when compared to the September 2006 quarter.

Communications Advertising Revenues.   Communications advertising revenues increased by $1.0 million, or 11%, to $10.1 million for the quarter ended September 30, 2006, from $9.1 million for the quarter ended September 30, 2005. Communications advertising revenues increased by $2.3 million, or 9%, to $28.9 million for the nine months ended September 30, 2006, compared to $26.6 million for the nine months ended September 30, 2005. The increases were primarily attributable to increases in advertising sales and data revenue, partially offset by decreases in revenue-related search queries due to a decline in our active access accounts.

Content & Media Advertising Revenues.   Content & Media advertising revenues increased by $9.3 million, or 154%, to $15.3 million for the quarter ended September 30, 2006, compared to $6.0 million for the quarter ended September 30, 2005. The increase was due to increased advertising revenues as a result of revenues generated from our loyalty marketing service which was acquired in April 2006, partially offset by a decline in advertising revenues generated from our social-networking services.

Content & Media advertising revenues increased by $21.9 million, or 130%, to $38.8 million for the nine months ended September 30, 2006, compared to $16.8 million for the nine months ended September 30, 2005. The increase was related to the revenues associated with our loyalty marketing service which was acquired in April 2006, partially offset by decreases in advertising revenues generated from our social-networking and Web-hosting services. It is anticipated that Content & Media advertising revenues will increase in the December 2006 quarter when compared to the September 2006 quarter primarily as a result of our loyalty marketing service which we believe will experiences positive seasonality in the December quarter and to a lesser extent from increased advertising revenues from our social-networking services.

Cost of Revenues

Cost of revenues includes telecommunications and data center costs; personnel and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; email technical support and license fees; costs related to providing telephone technical support; customer billing and billing support to our pay accounts; domain name registration fees; and costs of providing awards to members of our loyalty marketing programs. The majority of the costs that comprise our Communications cost of revenues are variable. As such, our Communications cost of revenues as a percentage of revenues is highly dependent on our ARPU, our average hourly telecommunications cost and usage, and our average customer billing and support costs per pay account. Although the costs that comprise our Content & Media cost of revenues were relatively fixed in the past, as a result of the acquisition of our loyalty marketing service, these costs have become more variable and have increased significantly as a percentage of revenues.

Consolidated Cost of Revenues.   Consolidated cost of revenues increased by $1.8 million, or 7%, to $29.0 million for the quarter ended September 30, 2006, compared to $27.2 million for the quarter ended September 30, 2005. The increase was primarily due to increased costs associated with our Content &

Media segment as well as a $0.3 million increase in depreciation and a $0.1 million increase in stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R in the March 2006 quarter. Cost of revenues for our Communications segment and for our Content & Media segment constituted 71.5% and 28.5%, respectively, of our total segment cost of revenues for the quarter ended September 30, 2006, compared to 88.0% and 12.0%, respectively, for the quarter ended September 30, 2005.

Consolidated cost of revenues increased by $7.6 million, or 9%, to $90.1 million for the nine months ended September 30, 2006, compared to $82.4 million for the nine months ended September 30, 2005. The increase was primarily due to increased costs associated with our Content & Media segment, as well as a $1.1 million increase in depreciation and a $0.5 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter partially offset by decreased costs associated with our Communications segment. Cost of revenues for our Communications segment and for our Content & Media segment constituted 77.8% and 22.2%, respectively, of our total segment cost of revenues for the nine months ended September 30, 2006, compared to 87.6% and 12.4%, respectively, for the nine months ended September 30, 2005.

Communications Cost of Revenues.   Communications cost of revenues decreased by $3.2 million, or 14%, to $18.9 million for the quarter ended September 30, 2006, compared to $22.0 million for the quarter ended September 30, 2005. The decrease was primarily due to a $3.5 million decrease in telecommunications costs and a $0.8 million decrease in customer support and billing-related costs as a result of a decrease in the number of pay accounts. These decreases were partially offset by $1.0 million in costs associated with our VoIP service. As a percentage of Communications revenues, Communications cost of revenues increased to 20.5% in the quarter ended September 30, 2006, compared to 20.3% in the quarter ended September 30, 2005, primarily as a result of VoIP cost of revenues exceeding VoIP revenues.

Communications cost of revenues decreased by $2.8 million, or 4%, to $63.8 million for the nine months ended September 30, 2006, compared to $66.6 million for the nine months ended September 30, 2005. The decrease was primarily due to a $5.9 million decrease in telecommunications costs and a $2.4 million decrease in customer support and billing-related costs as a result of a decrease in the number of pay accounts. These decreases were partially offset by $3.4 million in costs associated with our VoIP service and a $2.0 million increase in network personnel and overhead-related costs. Telecommunications costs decreased as a result of a decrease in the average number of pay accounts and a decrease in average hourly telecommunications costs. Additionally, average monthly usage per pay access account decreased slightly in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 and increased slightly in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. As a percentage of Communications revenues, Communications cost of revenues increased to 22.1% in the nine months ended September 30, 2006, compared to 20.3% in the nine months ended September 30, 2005, primarily as a result of VoIP cost of revenues exceeding VoIP revenues. We anticipate that Communications cost of revenues as a percentage of Communications revenues will decrease in the near term as a result of anticipated savings on telecommunications and customer support costs.

Content & Media Cost of Revenues.   Content & Media cost of revenues increased by $4.5 million, or 149%, to $7.5 million for the quarter ended September 30, 2006, compared to $3.0 million for the quarter ended September 30, 2005. Content & Media cost of revenues increased by $8.8 million, or 93%, to $18.2 million for the nine months ended September 30, 2006, compared to $9.4 million for the nine months ended September 30, 2005. The increase was primarily related to costs associated with our loyalty marketing service which was acquired in April 2006, and to a lesser extent, increased costs associated with our social-networking services. As a percentage of Content & Media revenues, Content & Media cost of revenues increased to 20.1% in the quarter ended September 30, 2006, compared to 12.4% in the quarter ended September 30, 2005 due to loyalty marketing cost of revenues comprising a larger percentage of revenues than our other Content & Media properties. As a percentage of Content & Media revenues, Content & Media cost of revenues increased to 17.7% in the nine months ended September 30, 2006, compared to 14.1% in the nine months ended September 30, 2005 due to loyalty marketing cost of revenues comprising a larger percentage of revenues than our other Content & Media properties.

We anticipate that Content & Media cost of revenues as a percentage of Content & Media revenues will increase as a result of the loyalty marketing acquisition and may vary significantly from quarter-to-quarter depending on increases or decreases in advertising revenue, which can be impacted by seasonality and other factors.

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

Consolidated Sales and Marketing Expenses.   Consolidated sales and marketing expenses decreased by $9.3 million, or 18%, to $43.5 million for the quarter ended September 30, 2006, compared to $52.8 million for the quarter ended September 30, 2005. The decrease is primarily attributable to a significant reduction in marketing expenses related to our Communications segment, partially offset by an increase in marketing expenses related to our Content & Media segment and a $0.4 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter. Sales and marketing expenses related to our Communications segment and our Content & Media segment constituted 59.7% and 40.3%, respectively, of total segment sales and marketing expenses for the quarter ended September 30, 2006 versus 76.3% and 23.7%, respectively, for the quarter ended September 30, 2005.

Consolidated sales and marketing expenses decreased by $27.6 million, or 17%, to $133.0 million for the nine months ended September 30, 2006, compared to $160.7 million for the nine months ended September 30, 2005. The decrease is primarily attributable to a significant reduction in marketing expenses related to our Communications segment, partially offset by an increase in marketing expenses related to our Content & Media segment and a $2.1 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter. Sales and marketing expenses related to our Communications segment and our Content & Media segment constituted 64.5% and 35.5%, respectively, of total segment sales and marketing expenses for the nine months ended September 30, 2006 versus 77.2% and 22.8%, respectively, for the nine months ended September 30, 2005.

Communications Sales and Marketing Expenses.   Communications sales and marketing expenses decreased by $14.5 million, or 36%, to $25.5 million for the quarter ended September 30, 2006, compared to $40.0 million for the quarter ended September 30, 2005. This decrease is attributable to a $16.9 million decline in advertising, promotion and distribution costs related to our access services, the majority of which was due to reductions in media and other advertising costs. These decreases were partially offset by a $1.3 million increase in VoIP marketing expenses and a $1.1 million increase in personnel and overhead-related expenses. Sales and marketing expenses as a percentage of Communications revenues declined to 27.7% in the quarter ended September 30, 2006 from 36.9% in the quarter ended September 30, 2005.

Communications sales and marketing expenses decreased by $39.5 million, or 32%, to $83.9 million for the nine months ended September 30, 2006, compared to $123.4 million for the nine months ended September 30, 2005. This decrease is attributable to a $49.7 million decline in advertising, promotion and distribution costs related to our access services, the majority of which was due to reductions in media and other advertising costs. These decreases were partially offset by a $7.8 million increase in VoIP marketing expenses and a $2.4 million increase in personnel and overhead-related expenses. VoIP marketing expenses included the launch of PrivatePhone and the expensing of production costs for a VoIP television commercial during the June 2006 quarter. Sales and marketing expenses as a percentage of Communications revenues declined to 29.1% in the nine months ended September 30, 2006 from 37.6% in the nine months ended September 30, 2005.

Content & Media Sales and Marketing Expenses.   Content & Media sales and marketing expenses increased by $4.8 million, or 39%, to $17.2 million for the quarter ended September 30, 2006, compared to $12.4 million for the quarter ended September 30, 2005. The increase was the result of an increase in costs associated with our loyalty marketing service which was acquired in April 2006, a $0.5 million increase in personnel and overhead-related expenses and a $0.2 million increase in marketing, promotion and distribution costs related to acquiring and retaining accounts, particularly social-networking accounts. The vast majority of non-personnel Content & Media marketing expenses are associated with performance-based distribution arrangements. As a result of the rate of growth in Content & Media revenues, sales and marketing expenses as a percentage of Content & Media revenues declined to 45.9% in the quarter ended September 30, 2006 from 50.8% in the quarter ended September 30, 2005.

Content & Media sales and marketing expenses increased by $9.7 million, or 27%, to $46.2 million for the nine months ended September 30, 2006, compared to $36.5 million for the nine months ended September 30, 2005. The increase was the result of an increase in costs associated with the acquisition of our loyalty marketing service and a $2.6 million increase in personnel and overhead-related expenses. These increases were partially offset by a $1.0 million decrease in marketing, promotion and distribution costs related to acquiring and retaining accounts, particularly Web hosting accounts. The vast majority of non-personnel Content & Media marketing expenses is associated with performance-based distribution arrangements. As a result of the rate of growth in Content & Media revenues, sales and marketing expenses as a percentage of Content & Media revenues declined to 44.8% in the nine months ended September 30, 2006 from 54.4% in the nine months ended September 30, 2005.

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

Consolidated Product Development Expenses.   Consolidated product development expenses increased by $3.4 million, or 33%, to $13.5 million for the quarter ended September 30, 2006, compared to $10.1 million for the quarter ended September 30, 2005. The increase was attributable to increases in expenses in the Content & Media segment and, to a lesser extent, increases in expenses in the Communications segment, as well as a $0.8 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter and a $0.6 million increase in depreciation. Product development expenses related to our Communications segment and our Content & Media segment constituted 64.8% and 35.2%, respectively, of total segment product development expenses for the quarter ended September 30, 2006, compared to 76.2% and 23.8%, respectively, for the quarter ended September 30, 2005.

Consolidated product development expenses increased by $10.9 million, or 38%, to $39.7 million for the nine months ended September 30, 2006, compared to $28.8 million for the nine months ended September 30, 2005. The increase was attributable to increases in expenses in the Communications and Content & Media segments, a $3.5 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter and a $1.5 million increase in depreciation. Product development expenses related to our Communications segment and our Content & Media segment constituted 70.2% and 29.8%, respectively, of total segment product development expenses for the nine months ended September 30, 2006, compared to 78.4% and 21.6%, respectively, for the nine months ended September 30, 2005.

Communications Product Development Expenses.   Communications product development expenses increased by $0.2 million, or 3%, to $7.1 million for the quarter ended September 30, 2006, compared to $6.9 million for the quarter ended September 30, 2005. The increase was the result of $0.3 million in restructuring charges recorded in the September 2006 quarter for severance costs associated with the relocation of our New York office to New Jersey, partially offset by a $0.1 million decrease in overhead-related costs. Capitalized compensation costs were $1.9 million and $1.5 million in the quarters ended September 30, 2006 and 2005, respectively. The increase in capitalized compensation costs was due to projects associated with an upgrade to our customer billing system, projects adding new features and functionality to our VoIP products and the preparation of our software for the anticipated release of Microsoft’s newest operating system. The increase was partially offset by capitalized compensation costs in the September 2005 quarter related to the development of our VoIP service.

Communications product development expenses increased by $2.0 million, or 10%, to $22.3 million for the nine months ended September 30, 2006, compared to $20.3 million for the nine months ended September 30, 2005. The increase was the result of a $1.3 million increase in compensation costs, a $0.4 million increase in overhead-related costs and $0.3 million in restructuring charges recorded in the September 2006 quarter. Capitalized compensation costs were $5.9 million and $3.6 million in the nine months ended September 30, 2006 and 2005, respectively. The increase in capitalized compensation costs was due to an increase in projects associated with an upgrade to our customer billing system; the preparation of our software for the anticipated release of Microsoft’s newest operating system; and projects adding new features and functionality to our VoIP products. The increase was partially offset by capitalized compensation costs in the nine months ended September 30, 2005 related to our enhanced accelerator service and costs associated with the development of our VoIP service.

Content & Media Product Development Expenses.   Content & Media product development expenses increased by $1.7 million, or 80%, to $3.9 million for the quarter ended September 30, 2006, compared to $2.2 million for the quarter ended September 30, 2005. The increase was primarily due to a $1.6 million increase in personnel-related expenses due to increased headcount related to our social-networking service and increased headcount associated with the acquisition, in April 2006, of our loyalty marketing service.

Content & Media product development expenses increased by $3.9 million, or 70%, to $9.5 million for the nine months ended September 30, 2006, compared to $5.6 million for the nine months ended September 30, 2005. The increase was primarily due to a $3.8 million increase in personnel-related expenses due to increased headcount related to our social-networking and loyalty marketing services.

General and Administrative

General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources and internal customer support personnel. In addition, general and administrative expenses include fees for professional legal, accounting and financial services; office relocation costs; non-income taxes; insurance; and occupancy and other overhead-related costs, as well as the expenses incurred and credits received as a result of certain legal settlements.

Consolidated General and Administrative Expenses.   Consolidated general and administrative expenses increased by $2.7 million, or 18%, to $17.5 million for the quarter ended September 30, 2006, compared to $14.8 million for the quarter ended September 30, 2005. The increase was due to increases in the Communications and Content & Media segments and unallocated corporate expenses, a $1.0 million increase in depreciation and a $0.1 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter. General and administrative expenses related to our Communications segment and our Content & Media segment constituted 57.3% and 42.7%, respectively, of total segment general and administrative expenses for the quarter ended September 30, 2006, compared to 64.1% and 35.9%, respectively, for the quarter ended September 30, 2005.

Consolidated general and administrative expenses increased by $9.6 million, or 23%, to $51.2 million for the nine months ended September 30, 2006, compared to $41.6 million for the nine months ended September 30, 2005. The increase was due to increases in the Communications and Content & Media segments and unallocated corporate expenses, a $2.2 million increase in depreciation and a $2.1 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter. General and administrative expenses related to our Communications segment and our Content & Media segment constituted 57.2% and 42.8%, respectively, of total segment general and administrative expenses for the nine months ended September 30, 2006, compared to 61.4% and 38.6%, respectively, for the nine months ended September 30, 2005.

Communications General and Administrative Expenses.   Communications general and administrative expenses increased by $0.7 million, or 16%, to $5.2 million for the quarter ended September 30, 2006, compared to $4.5 million for the quarter ended September 30, 2005. The increase was due to a $0.5 million increase in compensation costs, a $0.4 million increase in consulting fees and $0.2 million in restructuring charges recorded in the September 2006 quarter for severance and move costs associated with the relocation of our New York office to New Jersey. These increases were partially offset by a $0.2 million decrease in recruiting and relocation expenses.

Communications general and administrative expenses increased by $1.6 million, or 13%, to $14.2 million for the nine months ended September 30, 2006, compared to $12.6 million for the nine months ended September 30, 2005. The increase was due to a $1.6 million increase in compensation costs, a $0.2 million increase in facilities and other overhead-related costs and $0.2 million in restructuring charges recorded in the September 2006 quarter, partially offset by a $0.4 million decrease in recruiting and relocation expenses.

Content & Media General and Administrative Expenses.   Content & Media general and administrative expenses increased by $1.4 million, or 54%, to $3.9 million for the quarter ended September 30, 2006, compared to $2.5 million for the quarter ended September 30, 2005. The increase was primarily due to increases in compensation costs, facilities and other overhead-related costs related to our loyalty marketing service which was acquired in April 2006.

Content & Media general and administrative expenses increased by $2.7 million, or 34%, to $10.6 million for the nine months ended September 30, 2006, compared to $7.9 million for the nine months ended September 30, 2005. The increase was primarily due to increases in compensation costs, facilities and other overhead-related costs related to our loyalty marketing service which was acquired in April 2006, partially offset by a decrease in compensation costs associated with our social-networking service and a slight increase in consulting fees.

Unallocated Corporate Expenses.   Excluding stock-based compensation and depreciation, unallocated corporate general and administrative expenses decreased by $0.5 million, or 10%, to $4.3 million for the quarter ended September 30, 2006, compared to $4.8 million for the quarter ended September 30, 2005. The decrease was primarily due to decreased compensation costs and consulting fees.

Unallocated corporate general and administrative expenses increased by $0.9 million, or 7%, to $14.3 million for the nine months ended September 30, 2006, compared to $13.4 million for the nine months ended September 30, 2005. The increase was primarily due to an increase in legal reserves and increased consulting fees, partially offset by a decrease in compensation costs.

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

Consolidated amortization of intangible assets decreased by $1.0 million, or 20%, to $4.2 million for the quarter ended September 30, 2006, compared to $5.3 million for the quarter ended September 30, 2005. Consolidated amortization of intangible assets decreased by $3.7 million, or 22%, to $13.2 million for the nine months ended September 30, 2006, compared to $16.9 million for the nine months ended September 30, 2005. The decreases were primarily attributable to the accelerated amortization of certain intangible assets in the March 2005 quarter, partially offset by increased amortization related to intangible assets acquired in connection with the acquisitions of The Names Database in the March 2006 quarter and MyPoints in the June 2006 quarter.

Interest and Other Income, Net

Interest income consists of earnings on our cash, cash equivalents and short-term investments. Other income and expense, net consists of realized gains and losses recognized in connection with the sale of short-term investments.

Interest and other income, net decreased by $0.2 million, or 13%, to $1.5 million for the quarter ended September 30, 2006, compared to $1.7 million for the quarter ended September 30, 2005 as a result of lower average balances on our cash and cash equivalents and short-term investments, partially offset by higher yields in our investment portfolio. Net realized gains on our short-term investments were not significant for the quarters ended September 30, 2006 and 2005.

Interest and other income, net decreased by $0.2 million, or 3%, to $4.5 million for the nine months ended September 30, 2006, compared to $4.7 million for the nine months ended September 30, 2005 as a result of lower average balances on our cash and cash equivalents and short-term investments, partially offset by higher yields in our investment portfolio. Net realized gains on our short-term investments were not significant for the nine months ended September 30, 2006 and 2005.

Interest Expense

Interest expense consists of interest expense on our term loan, capital leases, the amortization of premiums on certain of our short-term investments and imputed interest on the acquired member retention liability.

Interest expense decreased by $1.2 million, or 86%, to $0.2 million for the quarter ended September 30, 2006, compared to $1.4 million for the quarter ended September 30, 2005. The decrease was primarily the result of decreases in interest expense and amortized deferred financing costs related to the term loan, which was repaid in full in January 2006.

Interest expense decreased by $2.4 million, or 51%, to $2.3 million for the nine months ended September 30, 2006, compared to $4.7 million for the nine months ended September 30, 2005. The decrease was primarily the result of decreases in interest expense and amortized deferred financing costs related to the term loan. In January 2006, we repaid the remaining balance of $54.2 million on the term loan and expensed the remaining $1.5 million in deferred financing costs. The decrease was partially offset by a $0.3 million increase in imputed interest on the acquired member retention liability.

Provision for Income Taxes

For the quarter and nine months ended September 30, 2006, we recorded a tax provision of $9.7 million and $30.2 million, respectively, on pre-tax income of $23.1 million and $66.9 million, respectively, resulting in a year-to-date effective tax rate of 45.2%. For the quarter and nine months ended September 30, 2005, we recorded a tax provision of $10.3 million and $29.7 million, respectively, on pre-tax income of $22.9 million and $64.4 million, respectively, resulting in a year-to-date effective tax rate of 46.0%. The effective tax rates differ from the statutory rate primarily due to compensation, including (1) stock-based compensation that was limited under Section 162(m) of the Internal Revenue Code, (2) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization and (3) the re-measurement of certain deferred tax assets in New York. Additionally, in 2006, the annualized effective rate was increased due to Employee Stock Purchase Plan compensation, the benefit of which is not currently recognized under SFAS No. 123R. This increase was completely offset by the benefit of federal exempt interest income.

Cumulative Effect of Accounting Change, Net of Tax

In the nine months ended September 30, 2006, we recorded a $1.1 million pretax benefit ($1.0 million, net of tax), as the cumulative effect of a change in accounting principle upon the adoption of SFAS No. 123R to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.

Liquidity and Capital Resources

Our total cash, cash equivalent and short-term investment balances decreased by $89.7 million, or 37%, to $154.7 million at September 30, 2006, compared to $244.4 million at December 31, 2005. Our summary cash flows for the nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$78,610	$114,276
Net cash used for investing activities	(73,707)	(61,786)
Net cash used for financing activities	(83,659)	(75,252)

Net cash provided by operating activities decreased by $35.7 million, or 31%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease was primarily the result of the following:

•       a $40.4 million net decrease in working capital accounts, including $38.0 million related to accounts payable and accrued liabilities primarily related to a $19.1 million increase in payments for income taxes, payments for employee bonuses and media and promotion expenses and the payment of approximately $6.0 million of MyPoints acquisition-related liabilities. Additionally, working capital accounts were affected by a $6.3 million decrease in deferred revenue as a result of decreases in pay access accounts, including multi-month access accounts, offset partially by an increase in multi-month social-networking accounts;

•       a $9.9 million decrease in tax benefits from stock-based compensation, of which $3.4 million was related to the adoption of SFAS No. 123R, which requires a portion of the tax benefits from stock-based compensation to be presented in financing activities versus its historical presentation in operating activities; and

•       a $3.7 million decrease in amortization of intangible assets due to certain intangible assets related to the Classmates acquisition that, in order to better match the expense to the expected cash flows from those assets, are amortized on an accelerated basis.

These decreases were partially offset by:

•       an $8.3 million increase in stock-based compensation primarily due to the adoption of SFAS No. 123R in the March 2006 quarter;

•       a $4.8 million increase in depreciation due to increased capital expenditures during 2005 and 2006;

•       a $1.6 million increase in the utilization of deferred taxes;

•       a $1.9 million increase in net income, net of a $1.0 million cumulative effect of a change in accounting principle in connection with the adoption of SFAS No. 123R; and

•       a $0.5 million increase in amortization of deferred financing fees associated with the repayment of the term loan in January 2006.

Net cash used for investing activities increased by $11.9 million, or 19%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily the result of the following:

•       a $52.5 million increase in cash paid for acquisitions. We acquired MyPoints in April 2006 for $49.5 million, net of cash acquired; and The Names Database in March 2006 for $9.5 million, net of cash acquired; and we paid the remaining $1.5 million due in connection with the PhotoSite acquisition in March 2006 compared to the initial payment of $8.6 million for PhotoSite in March 2005;

•       a $4.8 million escrow deposit for the settlement of a pre-acquisition liability in the September 2006 quarter; and

•       a $1.5 million increase in restricted cash.

These increases in uses of cash were partially offset by:

•       a $42.1 million net increase in proceeds from maturities and sales of short-term investments; and

•       a $5.0 million decrease in purchases of rights, patents and trademarks, primarily related to the purchase of proprietary rights associated with the NetZero trademark for $6.0 million, $5.5 million of which was paid in the March 2005 quarter. The remaining $0.5 million was paid in January 2006.

We have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we will need to make further significant investments in the future. Capital expenditures for the nine months ended September 30, 2006 were $16.9 million. We anticipate that our total capital expenditures for the remainder of 2006 will be in the range of $7 million to $10 million, including anticipated capital expenditures related to our loyalty marketing business acquired in April 2006. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

Net cash used for financing activities increased by $8.4 million, or 11%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily the result of the following:

•       a $14.5 million increase in dividend payments in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005; and

•       a $12.5 million increase in payments on the term loan. In January 2006, we paid, in full, the outstanding balance of the term loan of approximately $54.2 million.

The increases in uses of cash were offset by:

•       an $11.8 million decrease in repurchases of common stock;

•       a $3.4 million increase in excess tax benefits from stock-based compensation as a result of the adoption of SFAS No. 123R, which requires a portion of the tax benefits from stock-based compensation to be presented in financing activities versus its historical presentation in operating activities; and

•       a $3.1 million increase in proceeds from exercises of stock options and the employee stock purchase plan.

The payment of dividends will negatively impact cash flows from financing activities. In February 2006, May 2006 and August 2006, our Board of Directors declared quarterly cash dividends of $0.20 per share of common stock, which were paid on February 28, 2006, May 31, 2006 and August 31, 2006 and totaled $12.9 million, $13.4 million and $13.5 million, respectively. In November 2006, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend is November 13, 2006, and the dividend is payable on November 30, 2006. The payment of future dividends is discretionary and will be subject to determination by the Board of Directors each quarter following its review of our financial performance.

Future cash flows from financing activities may also be affected by repurchases of common stock. Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2006. At September 30, 2006, we had repurchased $139.2 million of our common stock under the program, and the remaining available under the program was $60.8 million.

Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units we award to employees. Upon vesting, we currently anticipate that we will not collect the applicable withholding taxes for restricted stock units from employees. Instead, we will automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. We will then pay the applicable withholding taxes in cash. Similar to repurchases of common stock, the net effect of such withholding will adversely impact our cash flows. The amount remitted in the nine months ended September 30, 2006 was $2.4 million for which we withheld approximately 193,000 shares of common stock that were underlying the restricted stock units. The amount we pay in future quarters will vary based on our stock price and the number of restricted stock units vesting during the quarter.

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

Financial Commitments

Our financial commitments are as follows at September 30, 2006 (in thousands):

		Oct-Dec	Year Ending December 31,
Contractual Obligations:	Total	2006	2007	2008	2009	2010	2011	Thereafter
Capital leases(1)	$469	$104	$351	$14	$—	$—	$—	$—
Operating leases	41,394	1,854	7,042	6,816	6,024	4,663	4,010	10,985
Telecommunications purchases	14,865	2,870	7,495	4,500	—	—	—	—
Media purchases	2,137	2,137	—	—	—	—	—	—
Total	$58,865	$6,965	$14,888	$11,330	$6,024	$4,663	$4,010	$10,985

(1)          Includes $15 of imputed interest.

Off-Balance Sheet Arrangements

At September 30, 2006, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Revenue Recognition

MyPoints earns revenue primarily from corporate advertising customers by charging fees for sending emails to the MyPoints’ members and placing advertising on the MyPoints Web site. Under the terms of advertising contracts, MyPoints earns revenue primarily based on three components: (1) transmission of email advertisements to enrolled members, (2) unique clicks on transmitted emails and (3) actual transactions by members over the Internet. Revenue is recognized when email is transmitted to members, when responses are received and when members complete online transactions. Each of these activities is a discrete, independent activity, which generally is specified in the advertising sales agreement entered into with the customer. As the earning activities take place, activity measurement data (e.g., number of emails sent and number of responses received) is accumulated and the related revenue is recorded. Revenue from the sale of Points to MyPoints’customers is deferred over a 15 month period, which is the expected time that either the Points are redeemed and MyPoints provides an award, or the Points expire prior to redemption. Revenue is also deferred if MyPoints has performed under the contract and has billed for its services, but the collection of the receivable is not reasonably assured. In such case, revenue is recognized once the collection of the cash is no longer in doubt. Also, deferred revenue represents invoiced services that have not yet been performed.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for us beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48.

Effects of Prior Year Misstatements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in order to address the observed diversity in quantification practices with respect to annual financial statements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. From a transition perspective, SAB No. 108 permits existing public companies to record the cumulative effect of initially applying the “dual approach” in the first year ending after November 15, 2006 by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. These disclosures are intended to make prior years’ materiality judgments easier for investors and others to assess. Assuming that a company has properly applied its previous approach to evaluating financial statement misstatements, the SEC staff has indicated that it will not object if the company does not restate financial statements for fiscal years ending on or before November 15, 2006. The implementation of SAB No. 108 is not expected to have a material impact on our financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position, cash flows, and results of operations.

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

On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba “Freewwweb” (the “Debtor”), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the bankruptcy court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno’s conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On April 25, 2003, Juno, the Committee of Unsecured Creditors, WorldCom and UUNET (allegedly the largest secured creditor) entered into a Stipulation of Settlement, which provided for the payment by Juno of $5.5 million in final settlement of all claims against Juno, and we have reserved $5.5 million in connection with this proceeding. On September 11, 2003, the court issued an order approving the Stipulation of Settlement. On September 12, 2005, the Second Circuit Court of Appeals vacated the judgment of the bankruptcy court and remanded the case to the bankruptcy court. Discovery in the adversary proceeding in the bankruptcy court is proceeding. On August 4, 2006, we entered into a settlement agreement with the Committee of Unsecured Creditors providing for the settlement of all claims against Juno pursuant to a proposed plan of liquidation of Debtor. If the settlement and plan of liquidation are approved by the bankruptcy court, subject to certain conditions, Juno has agreed to pay $6.25 million. If the settlement and plan of liquidation are approved by the bankruptcy court and not appealed, Juno has agreed to pay an additional $0.25 million. A hearing to confirm the proposed plan of liquidation has been scheduled for December 21, 2006.

On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T,

EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff’s patent which purports to cover user access to a computer network. Plaintiff is seeking injunctive and declaratory relief and damages. On October 28, 2005, the court issued an order granting defendants’ motions for summary judgment of non-infringement of the patent. MyMail has filed a notice of appeal of the trial court’s ruling. Oral argument of the appeal is scheduled for December 6, 2006.

On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. Plaintiff is seeking injunctive and declaratory relief and damages. NetZero has filed a response to the lawsuit denying the material allegations of the complaint.

On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. Plaintiff is seeking injunctive and declaratory relief and damages. NetZero has filed a response to the lawsuit denying the material allegations of the complaint.

The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, financial condition, results of operations or cash flows, the results of litigation are inherently uncertain and we cannot assure you that we will not be materially and adversely impacted by the results of such proceedings. We have a reserve of $6.25 million for the Freewwweb matter discussed above and such reserve is reflected in our consolidated financial statements. We cannot assure you, however, that this reserve will be sufficient to cover the possible losses from such litigation. We have not established reserves for any other matters.

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

Internet Access Competition

Competition in the Internet access market is intense. We compete with established online service and content providers such as AOL, AOL’s Netscape subsidiary and MSN; independent national ISPs such as EarthLink and its PeoplePC subsidiary; companies combining their resources to offer Internet access in conjunction with other services such as Yahoo! and AT&T Internet Services, Yahoo! and Verizon, and AOL and Walmart.com; national communications companies and local exchange carriers such as AT&T WorldNet, Qwest Communications International, Inc. and Verizon; cable companies such as Comcast Corporation, Cox Communications, Inc., Charter Communications, Inc. and Adelphia Communications Corporation; local telephone companies; and regional and local commercial ISPs. Also, a number of municipalities have announced their intention to make available wireless broadband access services to their communities free of charge or for discounted fees, and significant companies, including Google, are bidding to provide some or all of these services. While this form of competition is new and its potential impact is currently unknown, the availability of free or inexpensive wireless broadband services in major metropolitan markets could have a significant impact upon the industry and our Communications segment.

The number of U.S. households using broadband has grown significantly and the rate of broadband adoption has been increasing and may continue to increase. Broadband access, which includes cable, DSL, satellite and wireless, generally offers users faster connection and download speeds than dial-up access for monthly fees currently ranging from approximately $13 to $55 per month, although offers for promotional periods have been as low as $10 per month. Pricing for broadband services, particularly for introductory promotional periods, services bundled with cable and telephone services, and services with slower speeds, has been declining and the pricing gap between broadband and dial-up access services has been narrowing with, in some cases, premium and value dial-up access services priced at or above pricing for certain broadband services. For example, Verizon Yahoo! currently offers DSL at $14.95 per month to new customers who agree to a one-year commitment, and AT&T Yahoo! currently offers DSL at $14.99 per month to new customers. As a result of broadband adoption, the total number of dial-up accounts in the U.S. has declined at an increasing rate and industry analysts predict that it will continue to decline at an increasing rate. The decline in the size of the dial-up market will likely continue to accelerate as broadband services become more widely available at lower prices and consumer adoption of broadband applications, such as online video, telephony and music downloads, which depend upon connections that provide significant bandwidth, increases. If we do not offer broadband services, it will continue to adversely impact our ability to compete for new subscribers and to retain existing subscribers.

We recently announced our intention to offer broadband services by purchasing and reselling broadband services acquired through third party providers. The providers from whom we would purchase such services are either our direct competitors or acquire their services from our competitors, and we currently only have an agreement with Verizon and their service only covers a portion of the U.S. There is no assurance that we will be successful in entering into the agreements necessary to offer broadband services on a significant scale, that we will be able to maintain such agreements or that the pricing under such agreements will enable us to profitably resell the services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including phone services and content. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage. Decreases in retail broadband pricing as a result of competition would adversely impact our ability to offer such services profitably or at a competitive price.

The success of our Communications segment historically has been based on offering dial-up Internet access services at prices below the standard monthly pricing of the premium dial-up services of most of our major competitors. Competition from broadband providers and value-priced providers such as United Online has resulted in significant declines in the number of subscribers to premium priced dial-up services. In response to this competition, many competitors have engaged, and will likely continue to engage, in more aggressive pricing of their dial-up services under their premium-priced brands to obtain and retain users, such as offering discounted pricing or extended periods of free service such as six months free. AOL currently offers a $9.95 pricing plan which includes unlimited dial-up access, accelerator services and a number of other features. Additionally, AOL, through its Netscape subsidiary, EarthLink, through its PeoplePC subsidiary, and a number of small providers now offer value-priced services at prices similar to our prices and which are, in some cases, priced below the prices of our services. Partially in response to this competition, we have become more aggressive in offering discounted services and one or more free months of services in order to obtain and retain pay access accounts. Despite these measures, our pay access base has continued to decline. The rate of decline has accelerated in prior periods and may accelerate in future periods. We believe increased competition, including pricing competition from broadband providers, has adversely impacted our ability to obtain new pay access accounts and to retain our existing accounts, will adversely impact our ability to minimize the decline in our pay access account base in the future and has made it more difficult to maintain the current pricing of our services.

Price competition is particularly relevant to our ability to maintain our $14.95 standard monthly pricing for our pay access accounts bundled with our accelerator services. Maintaining this price point is an important factor in the profitability of our Communications segment. When we began offering this service in early 2003, many of our competitors either did not offer a similar accelerator service or charged substantially more than we charge for a similar service. Accelerator services are now widely available in the market and many dial-up competitors, including AOL, now offer their accelerator services at prices equal to or lower than our standard monthly pricing. In addition, several broadband providers offer promotional pricing for DSL at prices equal to or lower than our standard monthly pricing for accelerator services, and it is likely that pricing competition from broadband and dial-up providers will continue to increase. AT&T recently proposed offering DSL for $10 per month to new customers for a 30-month period in an effort to obtain governmental approval of its proposed merger with BellSouth. If the government were to accept this proposal, it would likely further increase the pricing competition in the broadband and dial-up markets. We have been offering our NetZero and Juno dial-up services bundled with accelerator service at a $9.95 price point with a 12-month commitment. We have been also offering additional features or services without additional charge as part of our accelerated dial-up service, including enhanced email features, antivirus protection, and a VoIP account with 100 free computer-to-telephone domestic long distance minutes per month, and we may incorporate additional features or services in the future. Adding additional features increases our cost of providing the service which makes the service less profitable, although there is no assurance that additional features will make the service more attractive to consumers or will enable us to maintain its $14.95 standard monthly price. The number of users paying us the standard monthly price for our accelerated services and the number of subscribers to these services have been decreasing and it is likely that we will experience decreases in the average price paid for these bundled services and continued decreases in the number of subscribers to these services in the future, all of which could adversely impact our revenues and profits.

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

Many of our competitors have significantly greater brand recognition than we do and spend significantly more on marketing their services than we spend. As a result, we have not participated as extensively as our major competitors in a variety of large distribution channels, such as being pre-bundled on branded computers or being offered at retail outlets of many different major franchises. To the extent our competitors spend significantly more than we do in these and other channels, we are at a competitive disadvantage. In addition, we have significantly decreased our marketing expenditures for our access services, primarily with respect to advertising and media, and may further decrease these expenditures in the future. Decreased marketing of our access services has adversely impacted, and will continue to adversely impact, our pay access account base. While we have not decreased the marketing expenditures on distribution arrangements as much as we have on advertising and media, the decreased advertising and media expenditures may also adversely impact the efficacy of our distribution arrangements, which could cause our pay access account base to decrease at a faster rate than we currently anticipate. Even if we decide to increase such advertising and marketing expenditures, there are no assurances that such increase will have a positive impact on our pay access account base. We cannot assure you that the marketing resources we allocate to our access services will be sufficient for us to compete effectively with our major competitors, and we believe our base of access accounts will continue to decline.

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

Competition in the Online Relationships Market

Competition for subscribers in the online relationships market is intense and rapidly evolving. Our social-networking services compete directly against a small number of companies, including Reunion.com and Monster.com’s Military.com service, offering similar online social-networking services based on work, school and military communities. Our social-networking services also compete directly with many schools, employers, Web sites, and associations that maintain their own Internet-based alumni information services. In addition to this direct competition, we compete for subscribers with companies offering a wide variety of social-networking services including Web portals such as Yahoo!, MSN and AOL that maintain chat rooms and are developing new Web community services such as Yahoo! 360, MSN Spaces and AOL People Connection, and other community-based Web sites and personal-networking communities such as MySpace, Facebook and Friendster. Some of these social-networking services also have school- or work-based communities or search capabilities as well as more sophisticated features than ours, such as personalized Web pages, instant messaging and blogs. In addition, many of these companies offer a wide variety of services in addition to their social-networking services, which provides them with an additional competitive advantage in obtaining and retaining subscribers. Our social-networking services are used primarily to locate and contact acquaintances from school, work or military affiliations, and our subscribers, in general, do not spend a significant amount of time on the site for other purposes. Our strategy is to expand the features and functionality of our social-networking services, but there can be no assurance we will be commercially successful in doing so.

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

Revenues and profitability of our Communications segment are expected to decrease.

Substantially all of our Communications segment’s revenues and profits come from our access services. As a result of expected continued decreases in our pay access accounts and, potentially, the ARPU for such accounts, we currently expect that our Communications billable services revenues and the profitability of this segment will decline. The rate of decline in billable services revenues has accelerated in some periods and may continue to accelerate. Our Communications advertising revenues may decline as well due to decreased inventory resulting from decreases in our pay access accounts. Continued declines, particularly if such declines accelerate, in Communications revenues may materially and adversely impact the profitability of this segment and, potentially, the Company as a whole.

Revenues and profitability of our Content and Media segment may not increase.

A key element of our strategy involves the diversification from the declining access business to businesses with growth opportunities. We currently view the Content & Media segment as a growth opportunity. Billable services revenues are a key component in the profitability of this segment and we derive substantially all of such revenues from pay accounts relating to our social networking services. The Company has experienced periods of deceleration of the growth in pay accounts for these services, and there can be no assurance that either the number of pay accounts or the billable services revenues associated with such accounts will increase in future periods. Advertising revenues are also a key component of the profitability of this segment. We derive significant advertising revenues from both our social networking as well as our online loyalty marketing services. We have experienced periods where our advertising revenues relating to each of these services has decreased on a sequential basis, although in certain cases the decrease has been, to some extent, attributable to seasonal factors. There can be no assurance that we will be successful in increasing Content & Media advertising revenues in the future. If we are not successful in growing our revenues within this segment, it is likely to adversely affect our diversification strategy and our future prospects. Failure to increase revenues in this segment could also adversely impact the profitability of this segment and, potentially, the Company as a whole.

We may be unable to maintain or grow our advertising revenues, particularly if we lose key advertising relationships. Reduced advertising revenues may reduce our profits.

Advertising and commerce revenues are an increasingly important component of our revenues and profitability. Our revenues from advertising have in the past fluctuated, and may in the future fluctuate, due to a variety of factors including, without limitation, changes in the online advertising market, decreases in capital available to Internet and other companies, changes in our advertising inventory, changes in usage, the effect of key advertising relationships and general economic conditions. A significant portion of our advertising revenues is derived from our access services and decreases in our access account base will, over time, likely result in decreased inventory and advertising revenues. The Internet advertising industry continues to evolve and competitors are continually enhancing their technology and advertising techniques. We could be required to expend significant resources to enhance our advertising services, although there can be no assurance that our efforts will be successful. We have undertaken initiatives that we believed would increase our advertising revenues but have resulted in decreased advertising revenues, and there can be no assurance our advertising initiatives will be effective. As discussed above, competition for advertising dollars is intense and our advertising revenues may decline in future periods.

A small number of customers have accounted for, and may in the future account for, a significant portion of our advertising and commerce revenues. In the past, we have experienced a number of situations where significant advertising arrangements were terminated early, were not renewed, were renewed at significantly lower rates or were renegotiated during the term of the arrangement. We derived approximately 34% of our Communications advertising and commerce revenues, and approximately 14% of our total advertising and commerce revenues, during the September 2006 quarter from Internet search fees provided through our agreement with Yahoo! Search. Our agreement with Yahoo! Search expires in March 2007, although we have the right to extend the term for one additional year. The competition among search services is increasing. If there were a significant decrease in search fees from our agreement with Yahoo! Search due to users using competitive services or other factors, such decrease would adversely impact our results of operations. Our business, financial position, results of operations and cash flows may be materially and adversely affected if we are unable either to maintain or renew our significant agreements or to replace such agreements with similar agreements with new customers.

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

Our marketing activities may not be effective. We will be required to continue to incur significant marketing expenses to maintain or develop our brands. We have increased the number of brands under which our services are marketed and increased the number of services we offer. We may not have adequate resources to maintain all of our brands or promote all of our services. From time to time, we may allocate our advertising and media expenditures to different services for various reasons, and these allocations may adversely impact some of our other services. Even if we choose to allocate significant marketing resources to a particular service, there is no assurance that our marketing activities will be successful. We have increased our profitability, in part, by decreasing our marketing expenditures. Future decreases in our marketing expenditures could adversely impact our business. Future increases in our marketing expenditures could adversely impact our profitability and there can be no assurance that our marketing activities will be successful in growing our businesses.

We have significantly decreased marketing expenditures for our access services, particularly advertising and media expenditures, and may further reduce such expenditures going forward, which we believe has negatively impacted, and may continue to negatively impact, our pay access base. While advertising and media expenditures continue to represent the majority of the marketing expenses for our Communications segment, decreases in advertising and media expenditures have increased our reliance on distribution arrangements, which are relatively more difficult to change or replace. As such, our flexibility to manage our marketing expenses without significantly impacting our ability to obtain new pay access accounts may be adversely impacted going forward.

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

In April 2004, we acquired the assets of About, Inc.’s Web-hosting business; in November 2004, we acquired Classmates; in March 2005, we acquired the assets of Homestead Technologies, Inc.’s online digital photo-sharing business; in March 2006, we acquired The Names Database; in April 2006, we acquired MyPoints.com, Inc.; and in August 2006, we acquired Trombi, a small social-networking business in France. We do not have prior experience in most of these lines of business and may not be able to compete successfully in them. To the extent we attempt to integrate various aspects of these businesses, we may not be successful. There may be unanticipated risks, liabilities and costs associated with these businesses, and we cannot assure you that these businesses will have a positive impact on our results of operations. In addition, we cannot assure you that we will be successful in maintaining or growing their pay or free accounts.

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

•       potential impairment of relationships with employees, users or vendors as a result of changes in management; and

•       potential dilutive issuances of equity, large write-offs either at the time of the acquisition or in the future, the incurrence of restructuring charges, the incurrence of debt, the amortization of identifiable intangible assets, and the impairment of amounts capitalized as intangible assets.

Classmates has subsidiaries operating in Germany and France, and we may seek to expand our international business through acquisitions. Acquisitions of foreign businesses involve risks in addition to those mentioned above, including risks associated with potentially unfamiliar economic, political and regulatory environments and integration difficulties due to language, cultural and geographic differences. We cannot assure you that any further acquisitions we make will be successful.

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

We may not be able to compete effectively if we are not able to adapt to changes in technology and industry standards or develop or acquire and successfully commercialize new and enhanced services. New services, such as our VoIP services and our proposed broadband services, may be dependent on our obtaining needed technology or services from third parties, which we may not be able to obtain in a timely manner upon terms acceptable to us, or at all. Our ability to compete successfully will also depend upon the continued compatibility of our services with products offered by various vendors, which we may not be able to achieve.

We have expended, and may in the future expend, significant resources enhancing our existing services and developing, acquiring and implementing new services, such as our VoIP services and our proposed broadband services. Product development involves a number of uncertainties, including unanticipated delays and expenses. New or enhanced services may have technological problems or may not be accepted by our consumers or advertisers. We cannot assure you that we will be successful in developing, acquiring or implementing new or enhanced services, or that new or enhanced services will be commercially successful.

Our VoIP services may not be commercially successful.

Only a limited number of users have signed up for our VoIP services, and we have experienced losses in connection with these services due to fraud and the costs of developing, marketing and operating them. We may continue to expend significant resources developing, enhancing, operating and marketing these services. We expect these services to continue to adversely impact our profitability, at least in the near term. If our VoIP services are not commercially successful, we will continue to incur operating losses in connection with these services, which would negatively impact our financial condition and results of operations.

Our proposed broadband services may not be commercially successful.

We have expended resources towards developing our proposed broadband services and we intend to expend additional resources towards developing, operating and marketing them. The costs associated with delivering broadband services include recurring service costs such as telecommunications and customer support costs as well as costs incurred to add new broadband subscribers, such as sales and marketing and hardware costs. We currently intend to focus the marketing of our proposed broadband services primarily on our dial-up access subscriber base which, while limiting our costs, will limit the number of potential subscribers who are made aware of our services. It is anticipated that we will incur, at least in the near term, operating losses in connection with these services. There can be no assurance that these services will be made available on a significant scale, that they will generate a significant number of subscribers or that they will be profitable.

Seasonal trends in Internet usage and advertising sales may cause fluctuations in our results of operations.

Seasonal trends could affect revenues, operating expenses and the rate at which users sign up for our services. Decreased usage during seasonal periods could decrease advertising inventory and search activity and adversely impact advertising revenue. Increased usage due to seasonality may result in increased telecommunications costs for such period. We have experienced lower usage of our access services in the summer months and this trend may continue. We also have experienced a lower rate of people signing up for our access services during the spring and summer months when compared to the fall and winter months, and this trend may continue. While we have only operated our loyalty marketing business for a short period of time, historically their revenues have decreased in the September quarter and increased in the December quarter, although there are no assurances that this trend will continue. Seasonality may result in significant fluctuations in our results of operations and the number of users signing up for, or accessing, our services.

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

Our access business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of telecommunications providers offer the network and data services we require, and most of our telecommunications services are currently purchased from Level 3 Communications, Verizon, Pac-West, Qwest, O1 Communications and StarNet. Furthermore, in the past, several vendors have ceased operations or ceased offering the services we require, causing us to switch vendors. Vendors may experience significant financial difficulties and be unable to perform satisfactorily or to continue to offer their services. Verizon, Level 3 Communications, Pac-West and Qwest have significant amounts of debt obligations. The loss of vendors has resulted, and may in the future result, in increased costs, decreased service quality and the loss of users. In particular, the failure of Level 3 Communications, Verizon, Pac-West, Qwest, O1 Communications or StarNet to continue to provide the scope, quality and pricing of services currently provided could materially and adversely affect our business and results of operations. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, each of our telecommunications carriers provides network access to some of our competitors and could choose to grant those competitors preferential network access or pricing. Certain of our telecommunications providers compete with us in the market to provide consumer Internet access. As a result, any or all of our current telecommunications service providers could discontinue providing us with service at rates acceptable to us, or at all, which could materially and adversely affect our business, financial position, results of operations and cash flows.

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

Our business and financial results depend, in part, on the availability and quality of our customer support services. We currently outsource a majority of the live technical and billing support functions to ClientLogic Corporation and Sutherland Global Services. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that either ClientLogic or Sutherland becomes unable or unwilling to offer these services to us. At times, users seeking live customer support have experienced lengthy waiting periods to reach support personnel who are trained to provide the technical or billing support they require. ClientLogic has also experienced outages and other issues in the past which resulted in inadequate service quality and support which adversely impacted our business. Maintaining desired customer support levels may require significantly more support personnel than are currently available to us, or significantly greater expense than we choose to incur. If either ClientLogic or Sutherland does not provide us with quality services, or if our relationship with ClientLogic or Sutherland terminates and we are unable to transition such services in-house or to a replacement vendor in an orderly, cost-effective and timely manner, our reputation, business and results of operations would suffer. In addition, we prepay significant amounts in advance to ClientLogic under our agreement with them, and any failure by them to perform the services for which we have prepaid would negatively impact our financial position.

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

We are currently, and have been in the past, party to various legal actions in the ordinary course of our business, including actions discussed elsewhere in this Form 10-Q. These actions include, without limitation, claims that we infringe third party patents, claims and investigations by governmental agencies and private parties in connection with consumer protection and other laws, claims in connection with employment practices, securities laws claims, breach of contract claims and other business related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims including, without limitation, claims for defamation, negligence, trademark infringement, copyright infringement, and privacy matters.

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

Laws, regulations and legal liability issues regarding VoIP services are evolving at a rapid pace. Measures under consideration by the FCC, Congress, the courts and/or other federal and state legislatures and/or agencies include, without limitation, new laws and regulations, or the interpretation of existing laws and regulations, regarding access to telephone numbers, taxes, fees and surcharges, contributions to the federal Universal Service Fund and any state Universal Service Funds, consumer protection rules, intercarrier compensation arrangements, consumer privacy, assistance to law enforcement, and the provision of E-911 services. Some or all of these measures, if adopted and determined to be applicable to our VoIP services, could make it significantly more expensive to operate some or all of our VoIP services and could cause us to cease operating or enhancing some or all of our VoIP services. For example, we do not believe we are required to offer E-911 services with our existing VoIP services. that we must comply with the Communications Assistance for Law Enforcement Act (CALEA), or that we have the obligation to contribute to the federal or any state Universal Service Funds. We do not currently have the ability to offer E-911 services nor can we comply with CALEA. If the regulatory status of our VoIP service offerings changes or if we offer new VoIP services that subject us to additional laws and regulations, our VoIP services may be materially and adversely affected. In addition, while we are considering developing and implementing an international strategy for our VoIP services, foreign laws and regulations regarding the provision of VoIP services could adversely impact our ability to implement this strategy.

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

Consumer protection laws and enforcement actions regarding advertising and user privacy, especially relating to children, are becoming more prevalent. The FTC has conducted investigations into the privacy practices of companies that collect information about individuals on the Internet. The FTC has also investigated us and other ISPs in connection with marketing, billing, customer retention, cancellation and disclosure practices. Juno and the FTC entered into a consent agreement, which was approved by the FTC on June 29, 2001, that provides for redress payments and specific disclosures or notices regarding, among other things, the cost of its Internet access services, its cancellation terms and local versus long-distance charges, as well as the requirement to provide adequate customer support to process cancellations. We received an inquiry regarding our compliance with the consent agreement on October 14, 2005, and we submitted a response on December 14, 2005. We subsequently received a request for additional information and have provided the requested information.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. On April 29, 2005, the Board of Directors extended the program through December 31, 2006. At September 30, 2006, we had repurchased $139.2 million of our common stock under the program, leaving $60.8 million remaining under the program.

Shares withheld from restricted stock units (“RSUs”) awarded to employees upon vesting to pay applicable withholding taxes on their behalf are considered common stock repurchases, but are not counted as purchases against the Board approved repurchase program. Upon vesting, the Company currently does not collect the applicable withholding taxes for RSUs from employees. Instead, the Company automatically withholds, from the RSUs that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. The Company then pays the applicable withholding taxes in cash, which is accounted for as a repurchase of common stock.

Common stock repurchases at September 30, 2006 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
August 2001	138	$1.67	138	$9,770
November 2001	469	1.77	469	8,940
February 2002	727	3.38	727	6,485
August 2002	288	7.51	288	27,820
February 2003	193	9.43	193	26,005
May 2003	281	13.51	281	22,207
November 2003	2,024	19.76	2,024	48,706
February 2004	2,887	16.86	2,887	—
May 2004	—	—	—	100,000
August 2004	2,657	9.41	2,657	74,989
February 2005	1,268	11.20	1,268	60,782
February 2006	129	12.77	—	60,782
May 2006	26	11.87	—	60,782
August 2006	38	10.92	—
Total	11,125	$12.73	10,932

ITEM 6.   EXHIBITS

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
3.1	Amended and Restated Certificate of Incorporation		8-K	000-33367	10/1/2001
3.2	Amended and Restated Bylaws		8-K	000-33367	10/1/2001
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		8-K	000-33367	11/23/2001
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2006 Management Bonus Plan		8-K	000-33367	3/30/2006
10.11	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-KT	000-33367	2/5/2004

10.12	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.13	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004
10.14	Employment Agreement between the Registrant and Matt Wisk		10-Q	000-33367	8/8/2005
10.15	Employment Agreement between the Registrant and Ted Cahall		10-Q	000-33367	8/8/2005
10.16	Employment Agreement between the Registrant and Gerald Popek		10-Q	000-33367	8/8/2005
10.17	Employment Agreement between the Registrant and Robert Taragan		10-Q	000-33367	8/8/2005
10.18	Employment Agreement between the Registrant and Jeremy Helfand		10-Q	000-33367	8/9/2006
10.19	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/9/2006
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/9/2006
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/9/2006
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/9/2006

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2006.

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

			8-K	000-33367	11/23/2001
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	11/14/2001
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2006 Management Bonus Plan		8-K	000-33367	3/30/2006

10.11	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-KT	000-33367	2/5/2004
10.12	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.13	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004
10.14	Employment Agreement between the Registrant and Matt Wisk		10-Q	000-33367	8/8/2005
10.15	Employment Agreement between the Registrant and Ted Cahall		10-Q	000-33367	8/8/2005
10.16	Employment Agreement between the Registrant and Gerald Popek		10-Q	000-33367	8/8/2005
10.17	Employment Agreement between the Registrant and Robert Taragan		10-Q	000-33367	8/8/2005
10.18	Employment Agreement between the Registrant and Jeremy Helfand		10-Q	000-33367	8/9/2006
10.19	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/9/2006
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/9/2006
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/9/2006
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/9/2006