Form 10-K
period 2006-12-31
UNITED ONLINE INC
filed 2007-03-01
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act). Yes ☐ No ☒

At June 30, 2006, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the last reported sales price of the registrant’s common stock on such date reported by the Nasdaq Stock Market, was $759,960,060 (calculated by excluding shares beneficially owned by directors and officers).

At February 23, 2007, there were a total of 66,305,107 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement relating to the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year.

UNITED ONLINE, INC.
INDEX TO FORM 10-K
For the Year Ended December 31, 2006

In this document, “United Online,” the “Company,” “we,” “us” and “our” refer to United Online, Inc. and its wholly-owned subsidiaries.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the markets in which we compete, our pay accounts and subscriptions, our product and service offerings, the advertising market, operating expenses, operating efficiencies, revenues, capital requirements, tax payments and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Annual Report on Form 10-K and our other filings with the SEC set forth some of the important risk factors that may affect our business, financial position, results of operations and cash flows. Statements indicating factors that we believe may impact our results are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

PART I

ITEM 1.                BUSINESS

OVERVIEW

We are a leading provider of consumer Internet and media services through a number of brands including NetZero, Juno, Classmates and MyPoints. We report our business in two segments: Communications and Content & Media. Our primary Communications services are Internet access and email. Our primary Content & Media services are social networking and online loyalty marketing. On a combined basis, our Web properties attract a significant number of Internet users each month and we offer marketers a broad array of Internet advertising products and services as well as online market research and measurement services.

Historically, our operations were focused on providing value-priced dial-up Internet access services in the U.S. and Canada. Beginning in 2004, our dial-up subscriber base started to decline and we began diversifying our business to other Internet consumer offerings. In November 2004, we acquired Classmates Online, Inc., a provider of online social-networking services. In April 2006, we acquired MyPoints.com, Inc., a provider of online loyalty marketing services. Our strategy is to continue to leverage our resources and core competencies to expand our businesses, through internal development and acquisitions, beyond dial-up Internet access while managing our declining dial-up access services for profitability.

United Online, Inc., a Delaware corporation headquartered in Woodland Hills, California, commenced operations in 2001 following the merger of dial-up Internet access providers NetZero, Inc. and Juno Online Services, Inc. (the “Merger”).

Content & Media revenues were $14.1 million in 2004, $93.1 million in 2005 and $146.7 million in 2006. Content & Media segment income from operations was $4.4 million in 2004, $16.5 million in 2005 and $17.9 million in 2006. Communications revenues were $434.5 million in 2004, $431.9 million in 2005 and $375.9 million in 2006. Communications segment income from operations was $126.6 million in 2004, $135.3 million in 2005 and $132.8 million in 2006. At least in the near term, we expect our Content & Media revenues and segment income from operations to continue to grow and for our Communications revenues and segment income from operations to continue to decrease.

We generate revenues primarily from selling subscriptions to our consumer services, which we call billable services revenues, and from selling advertising on our services to advertisers. As part of our diversification strategy, we have increased our focus on advertising. Our advertising revenues have increased from $37.8 million, or 8.4% of total revenues in 2004, to $59.1 million, or 11.3% of total revenues in 2005, to $99.1 million, or 19.0% of total revenues in 2006. Substantially all of our billable services revenues in our Communications segment come from subscriptions to our dial-up Internet access services and substantially all of our billable services revenues in our Content & Media segment come from subscriptions to our social-networking services.

Segment Services

Communications

Our primary Communications pay services are consumer Internet access and email under the NetZero and Juno brands. We offer several additional Communications pay services, such as Internet security services, but these additional services and brands do not generate significant revenues. For additional information regarding our Communications segment, see Note 10—“Segment Information” of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Internet Access Services

Our Internet access services consist of both dial-up and broadband digital subscriber line (“DSL”) services. Our DSL services, however, were only launched at the end of 2006 and we do not currently generate significant revenues from our DSL services.

Our dial-up access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up access services include Internet access and an email account, although we also offer an enhanced email service as a standalone pay service. In addition, we offer accelerated dial-up access services which reduce the time for certain Web pages to download when compared to our basic access services. Our accelerated access services are also bundled with additional benefits such as pop-up blocking, antivirus software and enhanced email storage. Our dial-up access services are available in more than 9,500 cities across the United States and Canada. In general, monthly pricing for our dial-up access services ranges from $6.95 for basic services to $14.95 for our bundled services, with $9.95 our most prevalent price point.

Our DSL services are purchased from third parties and, as of the end of 2006, were only available in a limited coverage area. While we intend to expand our coverage area, our ability to do so will be dependent on acquiring services from additional third parties. In general, monthly pricing for our DSL services ranges from $14.95 to $29.95, though we anticipate our pricing may change and fluctuate by speed and coverage territory.

Our strategy for our Communications segment is to manage our dial-up business for profitability while extending the business life cycle of our dial-up subscribers by offering them a DSL alternative to their dial-up service.

Industry Background

The United States consumer Internet access service market has evolved from one where the Internet was accessed primarily through dial-up access to one in which consumers can access the Internet through dial-up or a variety of high-speed, or broadband, connection methods including cable modems, DSL or wireless connections. Consumer adoption of Internet applications, such as music downloads and video, which require a broadband connection has been increasing, while the retail pricing for broadband access services has been decreasing. In addition, the Internet access market is now relatively mature with the rate of growth in the U.S. Internet population slowing. These factors have led to a significant decrease in dial-up accounts and a significant increase in broadband accounts. It is anticipated that the number of dial-up accounts will continue to decrease.

There are numerous dial-up access providers in the U.S. although a small number of national providers account for a significant majority of the U.S. dial-up market, with AOL being the largest provider of dial-up services. The dial-up market has been, to some extent, divided into premium-priced services and value-priced services. In general, premium-priced services were priced over $15 per month and usually incorporated, in addition to Internet access and email, a number of complementary features, while value-priced services were priced below $15 per month and incorporated more limited features than premium-priced services. While the primary providers of premium-priced services, particularly AOL and EarthLink, continue to offer premium-priced services, they also offer, either directly or through related entities, value-priced services. Some of these value-priced services include many features that are also incorporated in premium-priced services. As a result, the distinction between value-and premium-priced services is becoming increasingly unclear.

Broadband services, once characterized by high prices and a limited coverage area, are now available to most of the United States’ population at prices that, in some cases, are equivalent to or lower than dial-up services. Many broadband providers, including cable companies such as Comcast and incumbent local exchange carriers such as AT&T, bundle their offerings with phone, entertainment or other services, which may result in lower prices than standalone services. Pricing in the broadband market varies based on the geographic region and speed of the service, with introductory pricing for slower speed services as low as $10 per month.

Content & Media

Our primary Content & Media services are social networking under the Classmates brand and online loyalty marketing under the MyPoints brand. Our Content & Media services also include international social-networking, Web-hosting and photo-sharing services, though these services do not generate material revenues. For additional information regarding our Content & Media segment, see Note 10—“Segment Information” of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Social-Networking Services

Our social-networking services connect millions of users primarily across the United States and, to a lesser extent, Canada, Germany, France, Sweden, India and Great Britain, among others. The primary focus of these services has been to enable members to locate and reconnect with past acquaintances from school, work or military affiliations. Basic membership in our social-networking services is free and the vast majority of our social-networking accounts are free accounts. A free account allows a user to engage in a variety of activities on our Web sites including posting a personal profile and searching our database for other registered members. We also offer pay services which, in general, allow the member to engage in a variety of additional activities, including communicating with other registered members. The majority of our social-networking revenues are derived from our pay services. Our social-networking services also contain advertising initiatives throughout their Web sites. In general, pricing for our social-networking services varies by service and term of membership, with an average price of approximately $3.25 per month.

Our strategy for our social-networking services is to continue to enhance our members’ experience in finding and interacting with past acquaintances from school, work and the military, and to encourage our members to contribute user-generated content. Our strategy is to also expand the scope of our services to provide members with a platform to not only connect with past acquaintances, but also to meet and interact with new people based on shared interests and communities.

Social Networking Industry Background

The online social-networking market is a growing and rapidly changing market. Online social networking tends to be characterized by Web sites or online services which enable users to display content and interact based on shared interests, objectives or communities. Examples of social-networking sites include community-based networks such as MySpace, Yahoo! 360 and Facebook, as well as personals and dating services such as Yahoo! Personals and Match.com. A number of general services, as well as services dedicated to specific interests such as cars, music and business, continue to be developed.

Many social-networking services are free and dependent on advertising revenues. Other social interaction services, such as dating, are dependent upon subscription revenues. A common element to the success of both free and pay services is the ability to attract a significant number of users to the service and having those users generate content for the service by posting information, such as a personal profile or photograph, which is generally referred to as user-generated content. Consumer interest in user-generated content can result in the volume of page views necessary to generate advertising revenues and provides a fundamental element of the value proposition necessary to induce users to pay for subscription services.

Loyalty Marketing Services

Our MyPoints loyalty marketing service provides retailers an efficient means to reach a targeted online audience while providing consumers a compelling way to earn rewards while shopping and engaging in other online activities. MyPoints provides advertisers and retailers online direct marketing solutions such as rewards-based Web shopping, targeted emails based on self-reported and behavioral data, and online surveys that pre-qualify its members for targeted offers. MyPoints’ members are rewarded with points for clicking or shopping through MyPoints’ emails, for shopping through the MyPoints Web site, and for completing surveys. The points are then redeemable for gift cards and other benefits with various partners. Hundreds of major brands have used MyPoints to market their products and services.

Our strategy for our loyalty marketing services is to increase the number of users by generating additional awareness regarding its benefits and to encourage utilization of the service as an online shopping portal. Our strategy is also to increase the number of major advertisers on our service.

Loyalty Marketing Industry Background

Online loyalty marketing is a relatively new market and is based on the loyalty programs that the airlines began offering in the early 1980s. These programs are generally based on a points system where consumers are provided benefits in the form of redeemable points for purchasing products and services from specified vendors. There are only a limited number of companies that have designed points-based loyalty rewards program specifically for Internet-related activities. It is estimated that revenues from online advertising will grow to more than $25 billion in 2010, an increase of nearly 60%, when compared with 2005. The growth of online advertising may provide a significant opportunity for online loyalty rewards programs.

SOURCES OF REVENUE

We generate revenue from billable services and online advertising transactions.

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

Advertising Revenues

We provide advertising solutions to marketers with both brand and direct response objectives through a full suite of display, search, email and text-link opportunities across our various properties. We also use targeting technologies and site integrations in order to provide effective solutions.

We designate the initial Web site displayed to users of our access services during an Internet session. This Web site, or “start page,” displays sponsored links to a variety of content, products and services, including Internet search. We also display a toolbar on access users’ screens throughout their online access sessions that is generally visible regardless of the particular Web site they visit. The toolbar contains Internet search functionality and a variety of buttons, icons and drop-down menus. We generate revenues from our Web pages and the access services’ toolbar by displaying, or users clicking on, banner, text-link and other advertisements that are linked to advertisers’ and sponsors’ Web sites, or by users utilizing functionality offerings such as Internet search services. A variety of advertising opportunities also exist through our email platforms, including display advertising on the main pages and within emails.

Our social-networking services generate advertising revenues by selling links and advertisements on the Web pages for our services. We also generate revenues from referral fees as a result of advertising on our Web pages and placing partners in our registration process.

Our loyalty marketing service generates revenues by selling direct marketing solutions to advertisers. Advertisers pay us for sending targeted emails to users based on self-reported behavioral data as well as users engaging in certain activities such as completing online surveys that pre-qualify such members for targeted offers, clicking or shopping through emails, or shopping through the MyPoints Web site.

MARKETING AND NEW ACCOUNT ACQUISITION

Our marketing efforts are focused primarily on attracting free and pay accounts, building our brands and cross-selling existing and new services to existing accounts. These efforts include television, Internet, co-registration with third parties, sponsorships, radio and print as well as a variety of distribution initiatives. We intend to continue to evaluate and engage in a variety of distribution and marketing channels to enable us to make our services better known and available to a large population of potential users. We also devote a significant portion of our own advertising inventory to up-sell our pay services and cross-sell our other services. Our internal marketing resources consist of marketing management, media, creative services, Web development, strategic alliance and business development personnel. We produce a significant amount of our marketing materials in-house, using state-of-the-art design computers and graphics program techniques.

We view our free services as a key component of our pay account acquisition strategy, primarily for our social-networking services and to a lesser degree for our access services. We seek to up-sell the free account bases of these services to pay versions of each service. Our marketing efforts to date for social networking have been comprised almost entirely of Internet advertising designed to increase our free member base, with most payments to the advertiser made on per free member acquisition basis. Our marketing efforts to obtain members to our loyalty marketing services are primarily based on co-registration with other third party services.

Our traditional marketing activities for our access services are designed to drive prospective accounts to visit our main Web sites and download our software, or to call our toll free numbers to purchase our services. We have also entered into a variety of distribution relationships for our access services including the distribution of our Internet access software on CDs at retail locations, the preloading of our access software on personal computers and partner CDs, and links to our services on partner Web sites. In most cases, we pay a per pay account acquisition fee to these distributors.

SALES OF ADVERTISING INVENTORY

We have internal media groups dedicated to selling our Internet advertising products and services, with one group dedicated to selling advertising across our Communications and Content & Media properties, except for our loyalty marketing services, which has its own dedicated sales force. These groups work with internal operations personnel dedicated to serving and monitoring the performance of our advertising initiatives. While we derive a significant portion of our advertising revenues from transactions directly with advertisers and their agencies, we also sell a portion of our advertising inventory through third party advertising resellers. We have an agreement with Yahoo! Search to place search boxes and links to their search services on certain of our Web properties, and substantially all of our search revenues are derived from this agreement.

COMPETITION

The industries in which we offer services are intensely competitive. Many of our competitors have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical and sales and marketing resources than we do. A summary of competitive factors is set forth below. For more information on competition, see “Item 1A—Risk Factors.”

Internet Access Services

We compete with a broad range of companies for Internet access services including AOL, Comcast, AT&T/SBC, Road Runner, Verizon and EarthLink. We believe the primary competitive factors in the Internet access industry are price, speed, features, coverage area and quality of service. While we believe our dial-up services compete favorably based on these factors when compared to many dial-up providers, we are at a competitive disadvantage with respect to some or all of these factors with respect to some of our competitors. Our dial-up services do not compete favorably with broadband providers with respect to speed. The limitations on the coverage area of our broadband services and, potentially, price, may put us at a disadvantage with respect to certain other broadband providers.

Social Networking

Our social-networking services compete for members directly against a small number of companies, including Reunion.com, offering similar online social-networking services, and against many schools, employers, Web sites, and associations that maintain their own Internet-based alumni information services. In addition to this direct competition, we compete for subscribers with companies offering a wide variety of social-networking services including Web portals, Web community services, and other community-based Web sites and personal-networking communities. We believe the primary competitive factors in social networking are size of user base, volume and quality of user generated content and scope of features. We believe we compete favorably in each of these areas with our direct competitors, although certain of our indirect competitors have a competitive advantage over us in each of these areas.

Loyalty Marketing

Our loyalty marketing business competes for members with other loyalty programs that offer competitive online products or services, such as Ebates, Upromise and Points.com. We also compete indirectly with airline, hotel and credit card programs to the extent they promote online shopping opportunities. We believe the primary competitive factors are the number, type and popularity of the participating merchants, the rewards offered, the ease and speed of earning rewards, and the ability to offer members a robust shopping experience. We believe we compete favorably with respect to each of these factors.

Advertising

We compete for advertising revenues with major Internet service providers, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking Web sites, direct marketing businesses, and various other companies that facilitate Internet advertising. We also compete with television, radio, cable and print media for a share of advertisers’ total advertising budgets. We believe the primary competitive factors for Internet advertising are size of user base, the amount of time users spend on a site, the ability to target advertisements to users and the demonstrated success of advertising campaigns. We believe we compete favorably in each of these areas, although certain competitors have a competitive advantage over us as it relates to the sale of advertising on our social-networking and Internet access services.

SEASONALITY

Our access services have experienced higher usage and a higher rate of new registrations during the March quarter when compared to other quarters. While this increases our Communications cost of billable services and advertising inventory in the March quarter when compared to other quarters, the impact on our costs and revenues has not been significant. Revenues from our loyalty marketing business have been higher in the December quarter when compared to other quarters, resulting in higher advertising revenues in the December quarter when compared to other quarters. We do not know if these seasonal trends will continue.

BILLING

The vast majority of our pay accounts pay us in advance with a credit card. Other payment options for some of our pay services include ACH, personal check or money order, or via a customer’s local telephone bill. Pay access accounts that elect to pay with a personal check or money order are not provisioned until their payment is received and they are required to subscribe for one of our prepaid multi-month billing plans.

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

CUSTOMER SUPPORT AND RETENTION

We believe reliable customer service and technical support are important to retaining our customers. Our customer relationship management and support infrastructure includes employees at our facilities in Hyderabad, India; Woodland Hills, California; Fort Lee, New Jersey; Renton, Washington; San Francisco, California; and Orem, Utah. However, we outsource substantially all of our telephone support and some of our email support to third parties.

We offer a variety of online and offline “self-help” tools for our services, designed to provide comprehensive tutorials, advice, tips, step-by-step solutions and answers to frequently asked questions. These self-help tools are also designed to assist users in updating and verifying billing information, downloading and operating our software and setting up their accounts. We also offer live telephone technical support for our access services billed on a per-minute basis and telephone billing support for free. We monitor the effectiveness of our user support functions and measure performance metrics such as average hold time and first call resolution and abandonment rates.

In addition, we provide traditional email support for our services. Communications with users are logged and categorized to enable us to recognize and act on trends. An internal quality assurance team monitors the performance of our vendors and provides feedback to improve their skills and establish consistency throughout our customer support functions.

TECHNOLOGY

Our services are generally provided through a combination of internally developed and third-party software, industry standard hardware and outsourced network services. We have developed software to enhance the functionality of certain components of our services, including connectivity, Web services, billing, email, customer support and targeted advertising. We maintain data centers in multiple locations around the country with, in many cases, redundant systems to provide high levels of service availability and connectivity. We host the majority of our data center services in third-party co-location facilities and outsource all of our bandwidth and managed modem services.

We license a number of our software applications and components, including the applications for our billing, customer support, advertising and database systems, our client and server applications, and the applications for our accelerator services. These licenses generally have terms ranging from several years to perpetual.

PROPRIETARY RIGHTS

Our trademarks, patents, copyrights, domain names and trade secrets are important to the success of our business. We principally rely upon patent, trademark, copyright, trade secret and contract laws to protect our proprietary technology. We have filed numerous patent applications relating to a variety of business methods and technologies. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and distribution of, our technologies, documentation and other proprietary information. We consider our United Online, NetZero, Juno, Classmates and MyPoints trademarks to be very valuable assets, and we have registered all of these trademarks in the United States and certain of them in some other countries.

INTERNATIONAL OPERATIONS

We have foreign operations in India and Germany. We have a significant number of employees located in our India office. Our operations in India primarily handle email customer support, product development and quality assurance. A portion of our outsourced customer support is also based in India. Our operations in Germany provide community-based networking services in Sweden, Germany and France. The revenues generated by our international operations constitute an immaterial portion of our total revenues and we do not generate revenues directly from our operations in India. For additional information relating to geographic segments, see Note 10—“Segment Information” of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and for information regarding risks associated with our foreign operations, see “Item 1A—Risk Factors.”

EMPLOYEES

At December 31, 2006, we had 1,006 employees, 753 of which were located in the United States, 243 of which were located in Hyderabad, India and 10 of which were located in Europe. We had 533 employees in product development, including all employees located in our Hyderabad office, 158 employees in general and administrative, 234 employees in sales and marketing, and 81 employees in network operations. None of these employees are subject to a collective bargaining agreement, and we consider our relationships with employees to be good.

AVAILABLE INFORMATION

Our corporate Web site is www.unitedonline.com. On this Web site, we make available, free of charge, our annual, quarterly and current reports, changes in the stock ownership of our directors and executive officers, our code of ethics and other documents filed with, or furnished to, the SEC as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC.

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

Competition for Internet Access Services.   Our principal Communications services, our Internet access services, compete with many emerging and seasoned competitors, including the following:

•       established online service and content providers such as AOL, AOL’s Netscape subsidiary and MSN;

•       independent national Internet service providers (“ISPs”) such as EarthLink and its PeoplePC subsidiary;

•       companies combining their resources to offer Internet access in conjunction with other services such as Yahoo! and AT&T Internet Services, and Yahoo! and Verizon;

•       national communications companies and local exchange carriers such as AT&T Inc., Qwest Communications International, Inc. and Verizon;

•       cable companies such as Comcast Corporation, Time Warner Cable, Inc., Cox Communications, Inc., and Charter Communications, Inc.;

•       local telephone companies;

•       regional and local commercial ISPs; and

•       municipalities.

Our primary service offering is dial-up Internet access. Our historical success in competing for Internet access subscribers has been based primarily on offering dial-up access services at prices lower than the prices of our principal competitors. However, in the last few years the market has changed dramatically due to a variety of factors including increased availability of broadband services, decreases in broadband pricing and widespread consumer adoption of applications that require a broadband connection. Dial-up services do not compete favorably with broadband services with respect to connection speed, and dial-up services no longer have a significant, if any, price advantage over certain broadband services. As a result, dial-up services have an increasingly difficult time competing with broadband services and the number of dial-up accounts in the United States has been declining at an increasing rate. In addition to competition from broadband providers, competition among dial-up providers has increased and neither our pricing nor our features provide us with a significant competitive advantage, if any, over certain of our dial-up competitors. We expect that competition, particularly with respect to price, both for broadband as well as dial-up services, will continue to intensify, and that our dial-up subscriber base will continue to decrease, potentially at an increasing rate.

In the fourth quarter of 2006, we began offering broadband services by purchasing and reselling broadband services acquired through third party providers. The providers from whom we purchase such services are either our direct competitors or acquire their services from our competitors. We currently have agreements with only a limited number of providers and their services cover only a portion of the U.S. There is no assurance that we will be successful in entering into the agreements necessary to offer broadband services on a significant scale, that we will be able to maintain such agreements or that the pricing under such agreements will enable us to profitably resell the services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including phone, data and video services and content. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage. Decreases in retail broadband pricing as a result of competition would adversely impact our ability to offer such services profitably or at a competitive price. We only have a limited number of subscribers to our broadband services and there can be no assurance that our broadband services will be commercially successful.

In order to compete effectively we may have to make significant revisions to our services, pricing and marketing strategies, and business model. For example, we may have to lower our introductory rates, offer additional free periods of service, offer additional features at little or no additional cost to the consumer, and/or reduce the standard pricing of our services. Measures such as these could decrease our revenues and our average revenue per pay access account. We may also have to allocate more marketing resources toward our access services than we anticipate. All of the foregoing could adversely affect the profitability of our access services which could materially and adversely impact our financial condition, results of operations and cash flows.

Competition for Social-Networking Services.   Competition for subscribers in the social-networking market is intense and rapidly evolving. Our social-networking services compete directly against a small number of companies, including Reunion.com and Monster.com’s Military.com service, offering similar online social-networking services based on work, school and military communities. Our social-networking services also compete directly with many schools, employers, Web sites, and associations that maintain their own Internet-based alumni information services. In addition to this direct competition, we compete for subscribers with companies offering a wide variety of social-networking and search services, including Web portals such as Yahoo!, MSN and AOL, and other community-based Web sites; personal-networking communities such as MySpace, Facebook and Friendster; and search services that help users locate individuals such as Google. Some of these services also have a wider variety of services and more sophisticated features than ours. Our social-networking services are used primarily to locate and contact acquaintances from school, work or military affiliations, and our subscribers, in general, do not spend a significant amount of time on the site for other purposes. Many social-networking services are free or only require payment if certain additional functionality is desired by the user. The continued prevalence of free services could adversely impact our ability to market both our free and pay social-networking services, maintain our current price levels, or maintain or grow our pay account base at current price levels, or at all.

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

Competition for Online Loyalty Marketing Services.   Our loyalty marketing buisness faces competition for members from other loyalty programs that offer competitive online products and services. Currently, several companies offer competitive online products and services, including Ebates, Upromise and Points.com. We also face competition from larger offline loyalty point programs, such as those operated by credit card companies, airlines and hotels, to the extent they focus on developing a stronger online presence or promote online shopping opportunities. The success of our loyalty marketing business largely depends on our ability to maintain and expand an active membership base. Our revenues are primarily driven by fees paid by advertisers and direct marketers based on specific actions taken by our members. If we are unable to induce existing and new members to actively participate in our programs, our business may be harmed. If the perceived value of our points decreases, we may be required to offer more points to generate the same revenue, which could adversely affect our results of operations relating to these services. A significant portion of the revenues from our loyalty marketing business is generated from the activity of a small percentage of our members, and we cannot assure you that the number of active members will increase. Data security and privacy concerns may cause consumers not to sign up for our program or cause our members to stop using the service or resist providing the personal data necessary to support our program’s profiling capability. In addition, we acquire a significant number of our new members through a few acquisition channels, and the loss of any of these channels or a decrease in the number of new members acquired through these channels could have an adverse affect our business. Although our membership has grown in prior periods, there are no assurances that our membership growth will continue or increase in the future. We have limited experience in this market and cannot assure you that we will be able to compete effectively.

Competition for Advertising Customers.   We are dependent upon advertising revenues for a significant portion of our revenues and profits. We compete for advertising revenues with major ISPs, content providers, large Web publishers, Web search engine and portal companies, Internet advertising providers, content aggregation companies, social-networking Web sites, direct marketing businesses, and various other companies that facilitate Internet advertising. Many of our competitors have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical and sales and marketing resources than we do. This may allow them to devote greater resources to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, offer more sophisticated or compelling products and services, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. We also compete with television, radio, cable and print media for a share of advertisers’ total advertising budgets. In certain instances, we generate advertising revenues from companies who are also our competitors. To the extent competitors who are also sources of significant advertising revenue cease to do business with us, our revenues and profits could suffer.

Revenues and profitability of our Communications segment are expected to decrease.

Substantially all of our Communications revenues and profits come from our access services. As a result of expected continued decreases in our pay access accounts and, potentially, the average monthly revenue per pay account, we expect that our Communications billable services revenues and the profitability of this segment will decline over time. The rate of decline in billable services revenues has accelerated in some periods and may continue to accelerate. Our Communications advertising revenues may decline as well due to decreases in our access accounts. Continued declines, particularly if such declines accelerate, in Communications revenues may materially and adversely impact the profitability of this segment and the Company as a whole.

Revenues and profitability of our Content & Media segment may not increase.

A key element of our strategy involves the diversification from the declining access business to businesses with growth opportunities. We view the Content & Media segment as a growth opportunity. Both billable services revenues and advertising revenues are key components in the profitability of this segment. We derive substantially all of this segment’s billable services revenues from pay accounts relating to our social-networking services. We derive significant advertising revenues from both our social-networking as well as our loyalty marketing services. We have experienced periods where our advertising revenues and billable services revenues have declined. There can be no assurance that we will be successful in increasing Content & Media advertising revenues or billable services revenues in the future. If we are not successful in growing our revenues within this segment, it is likely to adversely affect our diversification strategy and our future prospects. Failure to increase revenues in this segment could also adversely impact the profitability of this segment and the Company as a whole.

We may be unable to maintain or grow our advertising revenues. Reduced advertising revenues may reduce our profits.

Advertising revenues are an increasingly important component of our revenues and profitability. Our revenues from advertising have in the past fluctuated, and may in the future fluctuate, due to a variety of factors including, without limitation, the effect of key advertising relationships, changes in our business models, changes in the online advertising market, changes in our advertising inventory, and changes in usage. In particular, we derive significant revenues from search and certain other advertising initiatives or partners, and any termination, change or decrease in revenues from these sources could have a material impact on our advertising revenues. In response to competition, we could be required to expend significant resources to develop or enhance our advertising services, although there can be no assurance that our efforts will be successful. From time to time, we have undertaken initiatives that we believed would increase our advertising revenues but have resulted in decreased advertising revenues. There can be no assurance our advertising initiatives will be effective, and our advertising revenues may decline in future periods.

Our business is subject to fluctuations.

Our results of operations and changes in the number and mix of pay accounts from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. A number of factors that may impact us are discussed in greater detail in this Annual Report on Form 10-K, and these factors may affect us from period to period and may affect our long-term performance. As a result, you should not rely on period-to-period comparisons as an indication of future or long-term performance. In addition, these factors create difficulties with respect to our ability to forecast our financial performance accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and account metrics. We cannot assure you that we will achieve the expectations or financial projections made by our management or by the financial analysts. In the event we do not achieve such expectations or projections, the price of our common stock could be adversely affected.

Our marketing activities may not be successful.

We spend significant funds to market our services. From time to time, we may allocate our advertising expenditures to different services for various reasons, and these allocations may adversely impact some of our other services. Even if we choose to allocate significant marketing resources to a particular service, there is no assurance that our marketing activities will be successful. At times we have increased our profitability, in part, by decreasing our marketing expenditures. Future decreases in our marketing expenditures could adversely impact our business. Future increases in our marketing expenditures could adversely impact our profitability and there can be no assurance that our marketing activities will be successful in growing our businesses. We rely on a variety of distribution channels to obtain new accounts. If these channels prove to be ineffective, or if the cost to acquire new accounts increases, our financial results could be materially and adversely impacted.

If we are unable to retain users, our business and financial results will suffer.

Historically, we have lost an average of four to five percent of our pay accounts each month, which we refer to as churn, with churn in recent periods approximating or exceeding five percent. Our churn percentage is calculated based on the average number of pay accounts for a period. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. We do not include in our churn calculation those accounts cancelled during the first thirty days of service unless the accounts have upgraded from free accounts, although a number of such accounts will be included in our account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not considered to have cancelled a pay account and, as such, our overall churn rate is not necessarily indicative of the percentage of subscribers canceling any particular service. We have experienced, and will likely continue to experience, a higher percentage of subscribers canceling our accelerated access and social-networking services than is indicated by our churn rate, and the percentage of subscribers canceling our social-networking services has fluctuated significantly from quarter to quarter due to seasonality and the timing of termination of multi-month programs. Our churn may be higher in future periods and will fluctuate from period to period and from service to service. If we continue to experience a high percentage of pay accounts canceling our services, it will make it more difficult to grow, maintain or minimize decreases in the number of pay accounts for those services. If we experience an increased percentage of cancellations, our revenues and profitability may be adversely affected.

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

We may be unsuccessful at acquiring additional businesses, product lines or technologies. Even if we complete an acquisition, it may not improve our results of operations and may adversely impact our business and financial condition.

One of our strategic objectives is to acquire businesses, product lines or technologies that will provide us with an opportunity to leverage our assets and core competencies, or that otherwise will be complementary to our existing businesses. We may not succeed in growing or maintaining our revenues unless we are able to successfully complete acquisitions. The merger and acquisition market for companies offering Internet services is extremely competitive, particularly for companies who have demonstrated a profitable business model with long-term growth potential. Companies with these characteristics trade publicly or are privately valued at multiples of earnings, revenues, operating income and other metrics significantly higher than the multiples at which we are currently valued. Acquisitions may require us to obtain additional debt or equity financing, which may not be available to us on reasonable terms, or at all. These and other factors may make it difficult for us to acquire additional businesses, product lines or technologies at affordable prices, or at all, and there is no assurance that we will be successful in completing additional acquisitions.

We routinely engage in discussions regarding potential acquisitions and any of these transactions could be material to our financial condition and results of operations. However, we cannot assure you that the anticipated benefits of an acquisition will materialize or that any integration attempts will be successful. Acquiring a business, product line or technology involves many risks, including:

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

We may not successfully develop and market new services in a timely or cost-effective manner; consumers or advertisers may not accept our new products and services.

We may not be able to compete effectively if we are not able to adapt to changes in technology and industry standards or develop or acquire and successfully commercialize new and enhanced services. Services, such as our broadband services, may be dependent on our obtaining needed technology or services from third parties, which we may not be able to obtain in a timely manner upon terms acceptable to us, or at all. Our ability to compete successfully will also depend upon the continued compatibility of our services with products offered by various vendors, which we may not be able to achieve. We have expended, and may in the future expend, significant resources enhancing our existing services and developing, acquiring and implementing new services, such as our broadband services. Product development involves a number of uncertainties, including unanticipated delays and expenses. New or enhanced services may have technological problems or may not be accepted by consumers or advertisers. For example, our VoIP services did not meet with commercial success. We cannot assure you that we will be successful in developing, acquiring or implementing new or enhanced services, or that new or enhanced services will be commercially successful.

Our access business is dependent on our ability to effectively manage our telecommunications and network capacities.

Our access business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. We will have to accurately anticipate our future telecommunications capacity needs within lead-time requirements. Only a small number of telecommunications providers offer the network and data services we currently require, and we purchase most of our telecommunications services from a few providers. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. Vendors may experience significant financial difficulties and be unable to perform satisfactorily or to continue to offer their services. The loss of vendors has resulted, and may result, in increased costs, decreased service quality and the loss of users. If we are unable to maintain, renew or obtain new agreements with the third party providers of our telecommunications services, or to secure new or alternative arrangements with other providers, to provide the scope, quantity, quality, type and pricing of services to meet our current and future needs, our business, financial position, results of operations and cash flows could be materially and adversely affected.

Our business is highly dependent on our billing and customer support systems, and on third parties for technical support and customer service, and our business may suffer if these systems do not function and we cannot perform and provide these services.

Customer billing and service are highly complex processes, and our systems must efficiently interface with other third parties’ systems such as the systems of credit card processing companies and other companies to whom we outsource these functions. Our ability to accurately and efficiently bill and service our users is dependent on the successful operation of these systems. We have experienced customer billing and service problems from time to time and may experience additional problems in the future. We currently outsource a majority of the live technical and billing support functions. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that our vendors become unable or unwilling to offer these services to us. Problems with our third party software applications, our internally developed software applications, our credit card processors, our outsourced customer service vendors, other customer billing and support vendors, and any other failures or errors in our customer billing and service systems, could materially and adversely affect our business, financial position, results of operations and cash flows.

If our software or hardware contains errors or fails, if we fail to operate our services effectively or if we encounter difficulties integrating our systems and technologies, our business could be seriously harmed.

Our services, and the hardware and software systems underlying our services, are complex. Our systems may contain undetected errors or failures and are susceptible to human error. We have in the past encountered, and may in the future encounter, software and hardware errors, system design errors, errors in the operation of our systems, and technical and customer support issues associated with our services and software releases. This has resulted in, and may in the future result in, a number of adverse consequences, which have included or may include:

•       users being disconnected from our services or being unable to access our services;

•       loss of data or revenue;

•       injury to reputation; and

•       diversion of development resources.

A number of our material technologies and systems are based on different platforms. To the extent we attempt to integrate these technologies and systems, we may experience a number of difficulties, errors, failures and unanticipated costs. In addition, our business relies on third-party software for various applications including, without limitation, our internal operations, our billing and customer support, our accelerated services, and our advertising products and services. Any significant failure of this software could materially and adversely affect our business, financial position, results of operations and cash flows. Our services also rely on their compatibility with other third-party systems, particularly operating systems. Incompatibility with future changes to third-party software upon which our systems rely could materially affect our ability to deliver our services. We cannot assure you that we will not experience significant technical problems with our services in the future.

A security breach or inappropriate use of our network or services could expose us to claims or a loss of revenue.

The success of our business depends on the security of our networks and, in part, on the security of the network infrastructures of our third-party vendors. Unauthorized or inappropriate access to, or use of, our networks, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our users and of third parties. Third parties have in the past used our networks, services and brand names to perpetrate crimes, such as identity theft or credit card theft, and may do so in the future. Users or third parties may assert claims of liability against us as a result of any failure by us to prevent security breaches, unauthorized disclosure of user information or other such activities. Although we use security measures that we believe to be effective by industry standards, we cannot assure you that the measures we take will be successfully implemented or will be effective in preventing these types of activities. We also cannot assure you that the security measures of our third-party network providers, providers of customer and billing support services or other vendors will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation or our revenues and may interfere with our ability to provide our services, all of which could adversely impact our business.

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

Our trademarks, patents, copyrights, domain names and trade secrets are important to the success of our business. We principally rely upon patent, trademark, copyright, trade secret and contract laws to protect our proprietary technology. The protection of our proprietary rights may require the expenditure of significant financial and internal resources. We cannot assure you that we have taken adequate steps to prevent misappropriation of our rights. Our failure to adequately protect our proprietary rights could adversely affect our brands.

Legal actions, particularly those associated with proprietary rights, could subject us to substantial liability and expense and require us to change our business practices.

We are currently, and have been in the past, party to various legal actions. These actions include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third party patents, claims in connection with employment practices, securities laws claims, breach of contract claims and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims including, without limitation, claims for defamation, negligence, trademark infringement, copyright infringement, and privacy matters. Various governmental agencies may also assert claims or institute investigations relating to our business practices, such as our marketing, billing, customer retention, cancellation, refund or disclosure practices.

We cannot assure you that our services and business practices, or changes to our services and business practices, will not subject us to claims and liability by private parties or governmental agencies.

Defending against lawsuits and investigations involves significant expense and diversion of management’s attention and resources from other matters. We may not prevail in existing claims or claims that may be made in the future. The failure to successfully defend against certain types of claims, including claims based on infringement of proprietary rights, could require us to change our business practices or obtain licenses from third parties, which licenses may not be available on acceptable terms, if at all. Lawsuits and investigations also involve the risk of significant settlements or judgments against us. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial position, results of operations and cash flows.

We may not realize the benefits associated with our intangible assets and may be required to record a significant charge to earnings if we are required to impair our goodwill or identifiable intangible assets.

We are required, under accounting principles generally accepted in the United States, to review our intangible assets for impairment when events occur or circumstances change that would more indicate the fair value of a reporting unit below its carrying value amount. Goodwill is required to be tested for impairment at least annually. Certain of our services are relatively new and have not generated significant revenues. We have capitalized certain proprietary rights related to some of these services as well as certain costs incurred by us in connection with the development of these services. We have also capitalized goodwill and intangible assets in connection with some of our acquisitions. If these services are not commercially successful, we would likely be required to record an impairment charge for these assets which would negatively impact our financial condition and results of operations. For example, in the fourth quarter of 2006, we had to write-down (impair) certain long-lived assets associated with our VoIP services and certain goodwill and intangible assets associated with the acquisition of our photo-sharing service. We have experienced impairment losses in the past and we cannot assure you that we will not experience impairment losses in the future. Any such loss could adversely and materially impact our financial condition and results of operations.

Our ability to operate our business could be seriously harmed if we lose members of our senior management team or other key employees.

Our business is largely dependent on the efforts and abilities of our senior management, particularly Mark R. Goldston, our chairman and chief executive officer, and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time. The loss of these key employees or our inability to attract or retain other qualified employees could seriously harm our business and prospects. We do not carry key person life insurance on any of our employees.

Government laws and regulation changes and new laws and regulations.

We are subject to a variety of international, federal, state and local laws and regulations, including those relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, sweepstakes, promotions, billing, content regulation, bulk email or “spam,” anti-spyware initiatives, security breaches and consumer protection. Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. Any changes in such laws and regulations, the enactment of any additional laws or regulations, or increased enforcement activity of such laws and regulations, could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

Currently, ISPs are considered “information service” providers and regulations that apply to telephone companies and other telecommunications common carriers do not apply to our Internet access services. However, our Internet access services could become subject to Federal Communications Commission and state regulation as Internet access services and telecommunications services converge. If the regulatory status of ISPs changes, our business may be adversely affected. The Internet Tax Freedom Act, which placed a moratorium on new state and local taxes on Internet commerce, is in effect through November 2007. However, future laws imposing taxes or other regulations on the provision of goods and services over the Internet could make it substantially more expensive to operate our business.

Our social-networking services and loyalty marketing business rely heavily on email campaigns, and any restrictions on the sending of emails could materially and adversely affect our business.

Our social-networking services and loyalty marketing business deliver a significant number of emails to our members. In addition to any government laws and regulations, voluntary actions by third parties to block, impose restrictions on or charge for the delivery of emails through their email systems could materially and adversely impact our business. In addition, from time to time, ISPs block bulk email transmissions or otherwise experience technical difficulties which result in the inability to transmit emails to our members. Restrictions on the sending of emails could materially and adversely affect our business and results of operations.

Our business could be shut down or severely impacted by a catastrophic event.

Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fire, earthquakes, floods, power loss, telecommunications failures, terrorism and similar events. We have experienced situations where power loss and telecommunications failures have adversely impacted our services, although to date such failures have not been material to our operations. A significant portion of our computer equipment, including critical equipment dedicated to our Internet access services, is located in California, which is particularly subject to earthquakes. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering of our computer systems. Any prolonged disruption of our services due to these and other events could result in user turnover and decreased revenues and could severely impact or shut down our business. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events which cause interruptions in our services.

Our business could be severely impacted due to political instability or other factors in India.

We have a significant number of employees located in our India office. Our product development, customer support and quality assurance operations would be severely disrupted if telecommunications issues, political instability, labor strife or other factors adversely impacted these operations or our ability to communicate with these operations. Any disruption that continued for an extended period of time would likely have a material adverse effect on our ability to service our customers and develop our products and services. If we were to cease our operations in India and transfer these operations to another geographic area, such change could result in increased overhead costs which could materially and adversely impact our results of operations.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We may need to raise additional funds in the future to fund our operations, for acquisitions of businesses or technologies or for other purposes. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or not available when required in sufficient amounts or on acceptable terms, our business and its future prospects may suffer.

We may stop paying quarterly cash dividends on our common stock.

Commencing with the second quarter of 2005, we have declared and paid a quarterly cash dividend of $0.20 per share of common stock. The payment of future dividends is discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations and cash flows and such other factors as are deemed relevant by our board of directors. Our future cash flows may significantly decline due to declines in our dial-up Internet access business, the payment of income taxes and other factors, and our cash balances will decline if we use our cash to acquire businesses or technologies, repurchase stock or for other purposes. A change in our business needs, including working capital and funding for acquisitions, or a change in tax laws relating to dividends, could cause our Board of Directors to decide to cease the payment of, or reduce, the dividend in the future. We cannot assure you that we will continue to pay quarterly cash dividends, and if we do not, our stock price could be negatively impacted.

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

The market price of our common stock has fluctuated significantly since our stock began trading on the Nasdaq Stock Market in September 2001 and it is likely to continue to be volatile with extreme volume fluctuations. In addition, the Nasdaq Stock Market, where most publicly-held Internet companies are traded, has experienced substantial price and volume fluctuations. The broad market and industry factors that influence or affect such fluctuations may harm the market price of our common stock, regardless of our actual operating performance, and for this or other reasons we could suffer significant declines in the market price of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our corporate headquarters is located in Woodland Hills, California, and consists of leased space of approximately 0.1 million square feet. Office space is also leased in New York, New York; Fort Lee, New Jersey; and Hyderabad, India, and is generally used by our Communications segment. Additionally, office space is also leased in Renton, Washington; San Francisco, California; Schaumburg, Illinois; Orem, Utah; Erlangen, Germany; and Berlin, Germany, and is generally used by our Content & Media segment.

We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate any physical expansion of our corporate and operations facilities, customer support and technology centers or for any additional sales offices.

ITEM 3.                LEGAL PROCEEDINGS

On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero’s initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. The majority of issuers, including NetZero, and their insurers have approved a settlement agreement. The district court’s final approval of the settlement has been stayed pending the outcome of the Second Circuit’s decision to vacate the district court’s decision granting class certification in six of the suits.

On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba “Freewwweb” (the “Debtor”), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the bankruptcy court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno’s conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On August 4, 2006, Juno entered into a settlement agreement with the Committee of Unsecured Creditors providing for the settlement of all claims against Juno pursuant to a proposed plan of liquidation of the Debtor. The settlement and plan of liquidation were approved by the bankruptcy court in December 2006 and the deadline for appealing elapsed in January 2007. We had previously reserved $6.25 million for the Freewwweb settlement, which was increased by $0.25 million in the December 2006 quarter. Pursuant to the settlement agreement, Juno paid a total of $6.50 million.

On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff’s patent which purported to cover user access to a computer network. Plaintiff sought injunctive and declaratory relief and damages. On October 28, 2005, the court issued an order granting defendants’ motions for summary judgment of non-infringement of the patent. MyMail appealed the trial court’s ruling, and on February 20, 2007, the Federal Circuit affirmed the trial court’s ruling.

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

On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. Plaintiff is seeking injunctive and declaratory relief and damages. NetZero has filed a response to the lawsuit denying the material allegations of the complaint. On January 29, 2007, counsel for Mr. Ewart advised the trial court that Mr. Ewart would be withdrawing from the action as a class representative and that counsel would seek permission from the court to add one or more new class representatives. On that same date, the court ordered counsel for Mr. Ewart to file their motion to substitute a new class representative by March 2, 2007. As of February 27, 2007, Mr. Ewart has not withdrawn from the action and his counsel has not filed a motion to substitute a new class representative.

The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, financial condition, results of operations or cash flows, the results of litigation are inherently uncertain and we cannot assure you that we will not be materially and adversely impacted by the results of such proceedings. At December 31, 2006, other than an immaterial reserve for the then unpaid portion of the Freewwweb settlement payment, we had not established reserves for any of the matters described above.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Nasdaq Stock Market (“NASDAQ”) under the symbol “UNTD” since September 26, 2001. Prior to that, NetZero common stock had been quoted on the NASDAQ under the symbol “NZRO” since September 23, 1999. The following table sets forth, for the quarters indicated, the high and low prices per share of our common stock as reported on the NASDAQ.

	2005		2006
	High	Low	High	Low
First Quarter	$11.85	$9.75	$15.40	$11.22
Second Quarter	13.08	8.51	13.68	10.79
Third Quarter	14.05	10.70	12.37	10.05
Fourth Quarter	15.03	12.57	14.04	12.02

On February 23, 2007, there were 844 holders of record of our common stock.

Dividends

In May 2005, August 2005 and October 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The quarterly dividends were paid on May 31, 2005, August 31, 2005 and November 30, 2005 and totaled $12.6 million, $12.7 million and $12.8 million, respectively.

The Company’s Board of Directors declared quarterly dividends of $0.20 per share in February 2006, May 2006, August 2006 and November 2006 which were paid on February 28, 2006, May 31, 2006, August 31, 2006 and November 30, 2006 and totaled $12.9 million, $13.4 million, $13.5 million and $13.7 million, respectively.

In February 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend was February 14, 2007 and the dividend, which totaled $13.7 million, was paid on February 28, 2007.

The payment of future dividends is discretionary and will be subject to determination by the Board of Directors each quarter following its review of the Company’s financial performance. Dividends are declared and paid out of our surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware.

Common Stock Repurchases

Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. On April 29, 2005, the Board of Directors extended the program through December 31, 2006. In January 2007, the Board further extended the program through December 31, 2007. At December 31, 2006, we had repurchased $139.2 million of our common stock under the program, leaving $60.8 million remaining under the program.

Shares withheld from restricted stock units (“RSUs”) awarded to employees upon vesting to pay applicable withholding taxes on their behalf are considered common stock repurchases, but are not counted as purchases against the Board-approved repurchase program. Upon vesting, the Company currently does not collect the applicable withholding taxes for RSUs from employees. Instead, the Company automatically withholds, from the RSUs that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. The Company then pays the applicable withholding taxes in cash, which is accounted for as a repurchase of common stock.

Common stock repurchases at December 31, 2006 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
2001-2003	4,120	$12.43	4,120	$48,706
February 2004	2,887	16.86	2,887	—
May 2004	—	—	—	100,000
August 2004	2,657	9.41	2,657	74,989
February 2005	1,268	11.20	1,268	60,782
February 2006	129	12.77	—	60,782
May 2006	26	11.87	—	60,782
August 2006	38	10.92	—	60,782
November 2006	22	13.88	—	60,782
Total	11,147	$12.73	10,932

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of United Online under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares, for the five year period ended December 31, 2006, the cumulative total stockholder return for the Company’s common stock, the Nasdaq Stock Market (U.S. companies) Index (the “NASDAQ Composite”) and the Morgan Stanley Internet Index (“MS Internet Index”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2001, 2002, 2003, 2004, 2005 and 2006. The graph assumes that $100 was invested on December 31, 2001 in the common stock of the Company, the NASDAQ Composite and the MS Internet Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
United Online, Inc.	$100.00	$379.54	$599.64	$411.79	$530.70	$506.33
NASDAQ Composite	$100.00	$68.47	$102.72	$111.54	$113.07	$123.84
MS Internet Index	$100.00	$57.14	$93.80	$107.07	$107.94	$118.11

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

The following table presents the consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet data at December 31, 2006 and 2005. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statements of operations data for the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002 and the consolidated balance sheet data at December 31, 2003 and June 30, 2003 and 2002 and are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

The following amounts are in thousands, except per share data:

	Year Ended December 31,			Six Months Ended December 31,	Year Ended June 30,
	2006(5)	2005	2004(4)	2003(3)	2003(2)	2002(1)
Consolidated Statements of Operations Data:
Total revenues	$522,654	$525,061	$448,617	$185,738	$277,295	$167,515
Operating income (loss)	$74,019	$86,560	$79,493	$32,639	$21,721	$(53,946)
Net income (loss)	$42,272	$47,127	$117,480	$33,327	$27,792	$(47,810)
Net income (loss) per share—basic	$0.66	$0.77	$1.91	$0.52	$0.45	$(0.90)
Net income (loss) per share—diluted	$0.64	$0.74	$1.81	$0.48	$0.41	$(0.90)

	December 31,						June 30,
	2006		2005		2004	2003	2003	2002
Consolidated Balance Sheet Data:
Total assets	$503,019		$521,188		$519,852	$307,879	$280,676	$233,593
Non-current liabilities	$10,983		$45,863		$81,207	$—	$—	$—
Cash dividends declared per common share	$(0.80	)(7)	$(0.60	)(6)	$—	$—	$—	$—

(1)          In September 2001, NetZero and Juno merged and became wholly-owned subsidiaries of United Online. The results of Juno are included in our consolidated results of operations from the date of the Merger.

(2)          Net income included tax benefits of $4.3 million for the year ended June 30, 2003 for the realization of net operating loss (“NOL”) carryforward benefits due to a change in the valuation allowance.

(3)          Net income included NOL tax benefits of $12.3 million for the six months ended December 31, 2003.

(4)          In November 2004, we acquired Classmates. The results of Classmates are included in our consolidated results of operations from the date of acquisition. See Note 2 of the consolidated financial statements. Net income included NOL tax benefits of $68.6 million for the year ended December 31, 2004.

(5)          In April 2006, we acquired MyPoints.com, Inc. (“MyPoints”). The results of MyPoints are included in our consolidated results of operations from the date of acquisition. See Note 2 of the consolidated financial statements. Additionally, in the December 2006 quarter, we recorded a $13.3 million ($8.0 million, net of tax), impairment of goodwill, intangible assets and long-lived assets.

(6)          In May, August and October of 2005, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock.

(7)          In February, May, August and November of 2006, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995  based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the markets in which we compete, our pay accounts and subscriptions, our product and service offerings, the advertising market, operating expenses, operating efficiencies, revenues, capital requirements, tax payments and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Annual Report on Form 10-K and our other filings with the SEC set forth some of the important risk factors that may affect our business, financial position, results of operations and cash flows. Statements indicating factors that we believe may impact our results are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

Overview

We are a leading provider of consumer Internet and media services through a number of brands including NetZero, Juno, Classmates and MyPoints. Our primary Communications services include Internet access and email. Our primary Content & Media services include social networking and online loyalty marketing. On a combined basis, our Web properties attract a significant number of Internet users each month and we offer marketers a broad array of Internet advertising products and services as well as online market research and measurement services.

Segment Definitions

We report our businesses in two reportable segments:

Segment	Internet Services
Communications	Internet access, email, Internet security, family services and VoIP.
Content & Media	Social networking, loyalty marketing, Web hosting and photo sharing.

Account Metrics

At December 31, 2006, we had approximately 4.9 million pay accounts and approximately 20.1 million active accounts. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our pay services. “Active” accounts include total pay accounts as well as free users who have logged onto our access, social-networking, email or VoIP services during the preceding 31 days. Active accounts also include those free hosted Web sites that have received at least one visit during the preceding 90 days; the number of free photo-sharing users that logged on to the service at least once within the preceding 90 days; and the number of MyPoints’ members who earned or spent points within the preceding 90 days. The following table sets forth (in thousands), for the dates presented, an analysis of our pay accounts.

	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
Communications:
Access	2,282	2,425	2,556	2,751	2,855
Other	317	323	330	321	313
Total	2,599	2,748	2,886	3,072	3,168
Content & Media:
Social networking	2,169	2,079	2,029	1,945	1,766
Other	86	85	81	76	75
Total	2,255	2,164	2,110	2,021	1,841
Total pay accounts	4,854	4,912	4,996	5,093	5,009

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

We have made the decision to curtail our efforts with respect to our VoIP services, although the plans have not yet been finalized. Our VoIP services had approximately 9,000 pay accounts and approximately 182,000 active accounts as of December 31, 2006.

Results of Operations

The following tables set forth (with dollars in thousands), for the periods presented, selected historical statements of operations data. The information contained in the tables below should be read in conjunction with Liquidity and Capital Resources, Financial Commitments and Critical Accounting Policies and Estimates included in this Item 7 as well as the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Consolidated information is as follows:

	Year Ended December 31,
	2006	2005	2004
Billable services	$423,565	$465,980	$410,821
Advertising	99,089	59,081	37,796
Total revenues	522,654	525,061	448,617
Operating expenses:
Cost of revenues	120,049	110,672	102,392
Sales and marketing	177,019	209,292	178,981
Product development	52,933	40,009	27,454
General and administrative	67,709	56,729	39,894
Amortization of intangible assets	17,640	21,799	20,403
Impairment of goodwill, intangible assets and long-lived assets	13,285	—	—
Total operating expenses	448,635	438,501	369,124
Operating income	74,019	86,560	79,493
Interest and other income, net	6,076	6,885	5,138
Interest expense	(2,571)	(6,073)	(1,202)
Income before income taxes	77,524	87,372	83,429
Provision for income taxes	36,293	40,245	(34,051)
Income before cumulative effect of accounting change	41,231	47,127	117,480
Cumulative effect of accounting change, net of tax	1,041	—	—
Net income	$42,272	$47,127	$117,480

Information for our two key segments is as follows:

	Communications			Content & Media
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
Billable services	$336,924	$396,331	$400,199	$86,641	$69,649	$10,622
Advertising	39,013	35,613	34,276	60,076	23,468	3,520
Total revenues	375,937	431,944	434,475	146,717	93,117	14,142
Operating expenses:
Cost of revenues	81,048	89,254	94,451	28,640	12,503	2,794
Sales and marketing	109,245	162,032	174,585	64,035	46,093	3,986
Product development	29,295	28,217	25,223	13,218	7,643	1,125
General and administrative	19,006	17,155	13,575	14,130	10,337	1,790
Impairment of goodwill, intangible assets and long-lived assets	4,504	—	—	8,781	—	—
Total operating expenses	243,098	296,658	307,834	128,804	76,576	9,695
Segment income from operations	$132,839	$135,286	$126,641	$17,913	$16,541	$4,447

A reconciliation of segment income from operations (which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation) to consolidated operating income, is as follows for each period presented (in thousands):

	Year Ended December 31,
	2006	2005	2004
Segment income from operations:
Communications	$132,839	$135,286	$126,641
Content & Media	17,913	16,541	4,447
Total segment income from operations	150,752	151,827	131,088
Corporate expenses	(18,635)	(18,035)	(20,740)
Depreciation	(21,290)	(15,481)	(8,003)
Amortization of intangible assets	(17,640)	(21,799)	(20,403)
Stock-based compensation	(19,168)	(9,952)	(2,449)
Consolidated operating income	$74,019	$86,560	$79,493

Communications segment income from operations for the year ended December 31, 2006 included restructuring charges of $0.6 million and impairment charges of $4.5 million. Content & Media segment income from operations for the year ended December 31, 2006 included impairment charges of $8.8 million. All of these charges are included in our operating expenses.

Year Ended December 31, 2006 compared to
Year Ended December 31, 2005

Comparability

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on the grant date fair values of the awards. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R.

We adopted SFAS No. 123R using the modified prospective transition method, and the Company’s consolidated financial statements at and for the year ended December 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the year ended December 31, 2006 was $19.2 million, which was primarily related to stock options, restricted stock and the discount on employee stock purchases. Stock-based compensation expense, recorded in accordance with APB Opinion No. 25, for the years ended December 31, 2005 and 2004 was $10.0 million and $2.4 million, respectively, which was primarily related to restricted stock.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. Under SFAS No. 123, we used the Black-Scholes option-pricing model for valuation of share-based awards for our pro forma information. Upon adoption of SFAS No. 123R, we elected to continue to use the Black-Scholes option-pricing model for valuing awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations. Prior to the adoption of SFAS No. 123R, we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense related to stock options had been recognized in our consolidated statements of operations, other than as related to acquisitions, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to calculate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Stock-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested at, December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. For the periods prior to 2006, we accounted for forfeitures as they occurred. Accordingly, a pretax cumulative effect of accounting change adjustment totaling $1.1 million ($1.0 million, net of tax) was recorded in the March 2006 quarter to adjust for awards granted prior to January 1, 2006 that are not ultimately expected to vest.

Prior to the adoption of SFAS No. 123R, we recognized stock-based compensation expense for awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For equity awards granted subsequent to the adoption of SFAS No. 123R, we treat such awards as a single award and recognize stock-based compensation expense on a straight-line basis (net of estimated forfeitures) over the employee service period.

In December 2005, our Compensation Committee of the Board of Directors approved the acceleration of vesting of all options to purchase our common stock with exercise prices in excess of $16.00. These options were granted to executive officers and other employees. Options to purchase 1.3 million shares of our common stock were subject to this acceleration and such options had exercise prices ranging from $16.01 to $64.17, and had a weighted-average exercise price of $18.47.

The acceleration of vesting of these out-of-the-money options was undertaken primarily to eliminate any future compensation expense we would otherwise recognize in our income statement with respect to these options with the implementation of SFAS No. 123R effective January 1, 2006. We estimated this compensation expense, before tax, would have totaled approximately $3.8 million over the course of the original vesting periods. Ninety-five percent of the options would have vested within approximately 1.5 years from the effective date of the acceleration with the remaining 5% vesting within approximately 2.5 years from the date of acceleration. We also believed that because the options to be accelerated had exercise prices in excess of the then current market value of our common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Beginning in May 2006, we shifted from a strategy of granting a combination of stock options and RSUs to solely granting RSUs. Additionally, in March 2006, we offered eligible employees the opportunity to exchange any outstanding stock options granted to them, which had an exercise price per share of our common stock at or above $16.00 (the “Eligible Options”) in return for RSUs. The exchange offer expired in April 2006, and approximately 1.8 million shares of common stock underlying Eligible Options were exchanged for RSUs covering approximately 0.4 million shares of common stock in exchange for the cancellation of the Eligible Options. Total expense associated with the exchange, prior to the consideration of expected forfeitures, was approximately $0.8 million.

Total unrecognized compensation cost related to unvested stock options at December 31, 2006, prior to the consideration of expected forfeitures, is approximately $3.5 million and is expected to be recognized over a weighted-average period of 1.0 years. Total unrecognized compensation cost related to unvested restricted stock and RSUs at December 31, 2006 prior to the consideration of expected forfeitures is approximately $23.8 million and is expected to be recognized over a weighted-average period of 1.4 years.

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

Consolidated Billable Services Revenues.   Consolidated billable services revenues decreased by $42.4 million, or 9%, to $423.6 million for the year ended December 31, 2006, compared to $466.0 million for the year ended December 31, 2005. The decrease in billable services revenues was due to a decrease in billable services revenues from our Communications segment, partially offset by an increase in revenues from our Content & Media segment. Billable services revenues from our Communications segment and from our Content & Media segment constituted 79.5% and 20.5%, respectively, of our consolidated billable services revenues for the year ended December 31, 2006, compared to 85.1% and 14.9%, respectively, for the year ended December 31, 2005. We anticipate that our consolidated billable services revenues will continue to decline as a result of expected continued declines in Communications billable services revenues.

Communications Billable Services Revenues.   Communications billable services revenues consist of fees charged to pay accounts for access, email, Internet security and other services, with substantially all generated from access. Communications billable services revenues decreased by $59.4 million, or 15%, to $336.9 million for the year ended December 31, 2006, compared to $396.3 million for the year ended December 31, 2005. The decrease in billable services revenues was due to an 11% decrease in our average number of pay accounts from 3,236,000 for the year ended December 31, 2005 to 2,883,000 for the year ended December 31, 2006. The decrease in average number of pay accounts is attributable to a decreased number of pay access accounts. Additionally, Communications billable services revenues decreased due to a 5% decrease in ARPU from $10.21 for the year ended December 31, 2005 to $9.74 for the year ended December 31, 2006. The decrease in ARPU is primarily attributable to a decline in ARPU for our access services due to increased use of free months of service and promotional pricing to obtain or retain pay access accounts. We anticipate that the average number of Communications pay accounts will continue to decline due to decreases in pay access accounts. We also may experience further declines in ARPU primarily as a result of discounted prices for extended service commitments on our access services, including providing our $14.95 accelerated access services at $9.95 for a one-year commitment. As a result of these factors, the rate of decline in Communications billable services revenues has been increasing and may continue to increase, at least in the near term.

Content & Media Billable Services Revenues.   Content & Media billable services revenues consist of fees charged to pay accounts for social-networking, Web-hosting and other services, with substantially all generated from social-networking. Content & Media billable services revenues increased by $17.0 million, or 24%, to $86.6 million for the year ended December 31, 2006, compared to $69.6 million for the year ended December 31, 2005. The increase in Content & Media billable services revenues was due to a 22% increase in our average number of pay accounts from 1,681,000 for the year ended December 31, 2005 to 2,048,000 for the year ended December 31, 2006. Substantially all of this increase was associated with growth in our social-networking pay accounts primarily as a result of organic growth and, to a lesser extent, the acquisition of pay accounts associated with The Names Database business in March 2006, which had approximately 58,000 pay accounts at the time of the acquisition. Additionally, Content & Media billable services revenues increased due to a 2% increase in ARPU from $3.45 for the year ended December 31, 2005 to $3.53 for the year ended December 31, 2006. The increase in ARPU is attributable to an increase in ARPU for our social-networking services due to a greater percentage of those pay accounts represented by higher-priced, shorter-term pay service plans, partially offset by decreases in ARPU for our Web-hosting and online photo-sharing services. We expect Content & Media billable services revenues to grow sequentially at a faster rate in the March 2007 quarter versus the growth rate we experienced in the December 2006 quarter.

Advertising Revenues

We connect advertisers to consumers through a variety of online marketing initiatives integrated throughout our services and Web properties, including advertising and search placements, email campaigns and user registration placements. In addition, we offer advertisers sophisticated market research capabilities and online direct marketing solutions. Factors impacting our advertising revenues generally include changes in orders from significant customers, the performance of our online marketing initiatives, the state of the online search and advertising markets, seasonality, increases or decreases in our active accounts, and increases or decreases in advertising inventory available for sale.

Consolidated Advertising Revenues.   Consolidated advertising revenues increased by $40.0 million, or 68%, to $99.1 million for the year ended December 31, 2006, compared to $59.1 million for the year ended December 31, 2005. The increase was primarily attributable to increases in advertising revenues in our Content & Media segment and, to a lesser extent, our Communications segment. Advertising revenues from our Communications segment and from our Content & Media segment constituted 39.4% and 60.6%, respectively, of our consolidated advertising revenues for the year ended December 31, 2006, compared to 60.3% and 39.7%, respectively, for the year ended December 31, 2005. We anticipate that our consolidated advertising revenues may decrease in the March 2007 quarter when compared to the December 2006 quarter due to seasonality.

Communications Advertising Revenues.   Communications advertising revenues increased by $3.4 million, or 10%, to $39.0 million for the year ended December 31, 2006, from $35.6 million for the year ended December 31, 2005. The increase was primarily attributable to increases in advertising sales and data revenue, partially offset by decreases in search revenues due to a decline in our active access accounts.

Content & Media Advertising Revenues.   Content & Media advertising revenues increased by $36.6 million, or 156%, to $60.1 million for the year ended December 31, 2006, compared to $23.5 million for the year ended December 31, 2005. The increase was due to increased advertising revenues as a result of revenues generated from our loyalty marketing service which was acquired in April 2006, partially offset by a decline in advertising revenues generated from our social-networking services which was negatively impacted by our decision to significantly reduce the number of advertising placements per page in June 2006. We anticipate that Content & Media advertising revenues may decrease in the March 2007 quarter when compared to the December 2006 quarter due to seasonality.

Cost of Revenues

Cost of revenues includes telecommunications and data center costs; personnel and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; email technical support and license fees; costs related to providing telephone technical support; customer billing and billing support to our pay accounts; domain name registration fees; and costs of providing rewards to members of our loyalty marketing service. The majority of the costs that comprise our Communications cost of revenues are variable. As such, our Communications cost of revenues as a percentage of revenues is highly dependent on our ARPU, our average hourly telecommunications cost and usage, and our average customer billing and support costs per pay account. Although the costs that comprise our Content & Media cost of revenues were relatively fixed in the past, as a result of our loyalty marketing service which was acquired in April 2006, these costs have become more variable and have increased significantly as a percentage of revenues.

Consolidated Cost of Revenues.   Consolidated cost of revenues increased by $9.4 million, or 8%, to $120.0 million for the year ended December 31, 2006, compared to $110.7 million for the year ended December 31, 2005. The increase was primarily due to increased costs associated with our Content & Media segment as well as a $0.8 million increase in depreciation and a $0.6 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter. Cost of revenues for our Communications segment and for our Content & Media segment constituted 73.9% and 26.1%, respectively, of our total segment cost of revenues for the year ended December 31, 2006, compared to 87.7% and 12.3%, respectively, for the year ended December 31, 2005.

Communications Cost of Revenues.   Communications cost of revenues decreased by $8.2 million, or 9%, to $81.0 million for the year ended December 31, 2006, compared to $89.3 million for the year ended December 31, 2005. The decrease was primarily due to a $9.8 million decrease in telecommunications costs and a $3.3 million decrease in customer support and billing-related costs as a result of a decrease in the number of pay accounts. These decreases were partially offset by an increase of $3.8 million in costs associated with our VoIP service and a $1.1 million increase in network and other overhead-related costs. As a percentage of Communications revenues, Communications cost of revenues increased to 21.6% in the year ended December 31, 2006, compared to 20.7% in the year ended December 31, 2005, primarily as a result of VoIP cost of revenues exceeding VoIP revenues. We anticipate that Communications cost of revenues as a percentage of Communications revenues may be relatively flat in the near term. However, our Communications cost of revenues as a percentage of Communications revenues may be negatively impacted by our higher cost of revenue DSL broadband access service, which was launched in the December 2006 quarter.

Content & Media Cost of Revenues.   Content & Media cost of revenues increased by $16.1 million, or 129%, to $28.6 million for the year ended December 31, 2006, compared to $12.5 million for the year ended December 31, 2005. The increase was primarily related to costs associated with our loyalty marketing service which was acquired in April 2006 and, to a lesser extent, increased costs associated with our social-networking services. As a percentage of Content & Media revenues, Content & Media cost of revenues increased to 19.5% in the year ended December 31, 2006, compared to 13.4% in the year ended

December 31, 2005 due to loyalty marketing cost of revenues comprising a larger percentage of revenues than our other Content & Media properties. We anticipate that Content & Media cost of revenues as a percentage of Content & Media revenues will increase as a result of the loyalty marketing acquisition and may vary significantly from quarter-to-quarter depending on increases or decreases in advertising revenue, which can be impacted by seasonality and other factors.

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

Consolidated Sales and Marketing Expenses.   Consolidated sales and marketing expenses decreased by $32.3 million, or 15%, to $177.0 million, or 33.9% of consolidated revenues, for the year ended December 31, 2006, compared to $209.3 million, or 39.9% of consolidated revenues, for the year ended December 31, 2005. The decrease was primarily attributable to a significant reduction in marketing expenses related to our Communications segment, partially offset by an increase in marketing expenses related to our Content & Media segment and a $2.5 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter. Sales and marketing expenses related to our Communications segment and our Content & Media segment constituted 63.0% and 37.0%, respectively, of total segment sales and marketing expenses for the year ended December 31, 2006 versus 77.9% and 22.1%, respectively, for the year ended December 31, 2005.

Communications Sales and Marketing Expenses.   Communications sales and marketing expenses decreased by $52.8 million, or 33%, to $109.2 million, or 29.1% of Communications revenues, for the year ended December 31, 2006, compared to $162.0 million, or 37.5% of Communications revenues, for the year ended December 31, 2005. This decrease is attributable to a $61.4 million decline in advertising, promotion and distribution costs related to our access services, the majority of which was due to reductions in media and other advertising costs. These decreases were partially offset by a $5.1 million increase in VoIP marketing expenses and a $3.4 million increase in personnel and overhead-related expenses.

Content & Media Sales and Marketing Expenses.   Content & Media sales and marketing expenses increased by $17.9 million, or 39%, to $64.0 million, or 43.6% of Content & Media revenues, for the year ended December 31, 2006, compared to $46.1 million, or 49.5% of Content & Media revenues, for the year ended December 31, 2005. The increase was the result of the costs associated with our loyalty marketing service which was acquired in April 2006, a $3.4 million increase in personnel and overhead-related expenses and a $2.0 million increase in marketing, promotion and distribution costs related to acquiring and retaining accounts, particularly social-networking accounts. The vast majority of non-personnel Content & Media marketing expenses are associated with performance-based advertising arrangements.

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

Consolidated Product Development Expenses.   Consolidated product development expenses increased by $12.9 million, or 32%, to $52.9 million for the year ended December 31, 2006, compared to $40.0 million for the year ended December 31, 2005. The increase was attributable to increases in expenses in the Content & Media segment and, to a lesser extent, increases in expenses in the Communications segment, as well as a $4.3 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter and a $2.0 million increase in depreciation. Product development expenses related to our Communications segment and our Content & Media segment constituted 68.9% and 31.1%, respectively, of total segment product development expenses for the year ended December 31, 2006, compared to 78.7% and 21.3%, respectively, for the year ended December 31, 2005.

Communications Product Development Expenses.   Communications product development expenses increased by $1.1 million, or 4%, to $29.3 million for the year ended December 31, 2006, compared to $28.2 million for the year ended December 31, 2005. The increase was the result of a $0.4 million increase in overhead-related costs, a $0.3 million increase in personnel-related expenses and $0.3 million in restructuring charges recorded in the September 2006 quarter for severance costs associated with the relocation of Juno’s New York office to New Jersey. Capitalized compensation costs were $7.3 million and $4.0 million in the years ended December 31, 2006 and 2005, respectively. The increase in capitalized compensation costs was due to projects associated with an upgrade to our customer billing system, projects adding new features and functionality to our VoIP products and the preparation of our software for the anticipated release of Microsoft’s newest operating system. The increase was partially offset by capitalized compensation costs in 2005 related to the development of our VoIP services.

Content & Media Product Development Expenses.   Content & Media product development expenses increased by $5.6 million, or 73%, to $13.2 million for the year ended December 31, 2006, compared to $7.6 million for the year ended December 31, 2005. The increase was primarily due to a $5.1 million increase in personnel-related expenses due to increased headcount related to our social-networking services and increased headcount associated with the acquisition of our loyalty marketing service in April 2006.

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

Consolidated General and Administrative Expenses.   Consolidated general and administrative expenses increased by $11.0 million, or 19%, to $67.7 million for the year ended December 31, 2006, compared to $56.7 million for the year ended December 31, 2005. The increase was due to increases in the Content & Media and Communications segments and unallocated corporate expenses, a $3.0 million increase in depreciation and a $1.8 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter. General and administrative expenses related to our Communications segment and our Content & Media segment constituted 57.4% and 42.6%, respectively, of total segment general and administrative expenses for the year ended December 31, 2006, compared to 62.4% and 37.6%, respectively, for the year ended December 31, 2005.

Communications General and Administrative Expenses.   Communications general and administrative expenses increased by $1.9 million, or 11%, to $19.0 million for the year ended December 31, 2006,

compared to $17.2 million for the year ended December 31, 2005. The increase was due to a $1.9 million increase in compensation costs, a $0.4 million increase in overhead-related costs and $0.2 million in restructuring charges recorded in the September 2006 quarter for severance and move costs associated with the relocation of Juno’s New York office to New Jersey. These increases were partially offset by a $0.5 million decrease in recruiting and relocation expenses and a $0.2 million decrease in consulting fees.

Content & Media General and Administrative Expenses.   Content & Media general and administrative expenses increased by $3.8 million, or 37%, to $14.1 million for the year ended December 31, 2006, compared to $10.3 million for the year ended December 31, 2005. The increase was primarily due to increases in compensation costs, facilities and other overhead-related costs related to our loyalty marketing service which was acquired in April 2006.

Unallocated Corporate Expenses.   Excluding stock-based compensation and depreciation, unallocated corporate general and administrative expenses increased by $0.6 million, or 3%, to $18.6 million for the year ended December 31, 2006, compared to $18.0 million for the year ended December 31, 2005. The increase was primarily due to an increase in overhead-related costs, legal reserves and consulting fees, partially offset by a decrease in compensation costs.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of acquired pay accounts and free accounts, acquired trademarks and trade names, purchased technologies and other identifiable intangible assets. In accordance with the provisions set forth in SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would indicate the fair value of a reporting unit below its carrying value amount.

Consolidated amortization of intangible assets decreased by $4.2 million, or 19%, to $17.6 million for the year ended December 31, 2006, compared to $21.8 million for the year ended December 31, 2005. The decrease was primarily attributable to the accelerated amortization of intangible assets in 2005 associated with the Classmates acquisition in November 2004, partially offset by increased amortization related to intangible assets acquired in connection with the acquisitions of The Names Database in the March 2006 quarter and MyPoints in the June 2006 quarter.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

Under SFAS No. 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually or when events and circumstances change that would more likely than not indicate that goodwill might be permanently impaired. In the December 2006 quarter, we tested goodwill for impairment and recorded a goodwill impairment charge of $5.7 million and an intangible assets impairment charge of $3.0 million related to our photo-sharing service within the Content & Media segment. The $3.0 million intangible assets impairment charge was comprised of $2.9 million of acquired software technology and $0.1 million of acquired pay accounts, proprietary rights and domain names. We determined the amount of the charge based on an estimate of the fair value of the photo-sharing assets, using the income approach, discounted cash flow method.

Under SFAS No. 144, long-lived assets, other than indefinite life intangible assets, must be tested for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the December 2006 quarter, we recognized asset impairment charges of $4.5 million attributable to certain assets of our VoIP services within the Communications segment. As a result of slower than expected growth of the VoIP market in the United States, current period operating losses and projected continuing operating losses, we evaluated the recoverability of certain assets and wrote off $4.3 million of capitalized software and $0.2 million of prepaid marketing and domain names. We were required to reduce the carrying value of the assets to fair value and recognized asset impairment charges because the carrying value of the affected assets exceeded the future undiscounted cash flows. See Note 6 of the consolidated financial statements.

We determined that our goodwill and long-lived assets were not impaired based on our annual test during the year ended December 31, 2005.

Interest and Other Income, Net

Interest income consists of earnings on our cash, cash equivalents and short-term investments. Other income and expense, net consists of realized gains and losses recognized in connection with the sale of short-term investments.

Interest and other income, net decreased by $0.8 million, or 12%, to $6.1 million for the year ended December 31, 2006, compared to $6.9 million for the year ended December 31, 2005 as a result of lower average balances on our cash and cash equivalents and short-term investments, partially offset by higher yields in our investment portfolio. Net realized gains on our short-term investments were not significant for the years ended December 31, 2006 and 2005.

Interest Expense

Interest expense consists of interest expense on our term loan retired in January 2006, capital leases, the amortization of premiums on certain of our short-term investments and imputed interest on the acquired member retention liability.

Interest expense decreased by $3.5 million, or 58%, to $2.6 million for the year ended December 31, 2006, compared to $6.1 million for the year ended December 31, 2005. The decrease was primarily the result of decreases in interest expense and amortized deferred financing costs related to the term loan. In January 2006, we expensed the remaining $1.5 million in deferred financing costs upon the repayment of the $54.2 million balance of the term loan. The decrease was partially offset by a $0.5 million increase in imputed interest on the acquired member retention liability.

Provision for Income Taxes

For the year ended December 31, 2006, we recorded a tax provision of $36.3 million on pre-tax income of $77.5 million, resulting in a year-to-date effective tax rate of 46.8%. The effective tax rate differs from the statutory rate primarily due to (1) stock-based compensation that is limited under Section 162(m) of the Internal Revenue Code (the “Code”); (2) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization; and (3) the re-measurement of net deferred tax assets in New York. Additionally, in 2006, the effective rate was increased due to employee stock purchase plan compensation, the benefit of which is not recognized under SFAS No. 123R. This increase was completely offset by the benefit of federal exempt interest income.

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

At December 31, 2006, we had net operating loss and tax credit carryforwards for federal and state income tax purposes of approximately $175 million and $61 million, respectively, which begin to expire in 2018 and 2007, respectively. With respect to the state net operating losses, certain amounts will be further reduced pursuant to the state allocation and apportionment laws. These carryforwards have been adjusted to reflect our estimate of limitations under Section 382 of the Code. We have also claimed income tax deductions from the exercise of certain stock options and the related sale of common stock by employees, and, in 2006, the deduction includes the excess deduction for vested restricted stock. For the years ended December 31, 2006, 2005 and 2004, benefits of $5.8 million, $7.2 million and $8.6 million, respectively, were credited to stockholders’ equity.

Cumulative Effect of Accounting Change, Net of Tax

In the year ended December 31, 2006, we recorded a $1.1 million pretax benefit ($1.0 million, net of tax) as the cumulative effect of a change in accounting principle upon the adoption of SFAS No. 123R to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.

Year Ended December 31, 2005 compared to
Year Ended December 31, 2004

Revenues

Billable Services Revenues

Consolidated Billable Services Revenues.   Consolidated billable services revenues increased by $55.2 million, or 13%, to $466.0 million for the year ended December 31, 2005, compared to $410.8 million for the year ended December 31, 2004. The increase in billable services revenues was due to an increase in billable services revenues from our Content & Media segment, partially offset by a decrease in billable services revenues from our Communications segment. Billable services revenues from our Communications segment and from our Content & Media segment constituted 85.1% and 14.9%, respectively, of our consolidated billable services revenues for the year ended December 31, 2005, compared to 97.4% and 2.6%, respectively, for the year ended December 31, 2004.

Communications Billable Services Revenues.   Communications billable services revenues decreased by $3.9 million, or 1%, to $396.3 million for the year ended December 31, 2005, compared to $400.2 million for the year ended December 31, 2004. The decrease in billable services revenues was due to a 5% decrease in ARPU from $10.76 for the year ended December 31, 2004 to $10.21 for the year ended December 31, 2005. The decrease in ARPU was primarily attributable to a decline in ARPU for our access services due to increased use of free months of service and promotional pricing to obtain or retain pay access accounts. This decrease was partially offset by a 4% increase in our average number of pay accounts from 3,098,000 for the year ended December 31, 2004 to 3,236,000 for the year ended December 31, 2005. The increase in the average number of pay accounts is attributable to an increase in average non-access pay accounts, partially offset by a decrease in average access pay accounts.

Content & Media Billable Services Revenues.   Content & Media billable services revenues increased by $59.0 million to $69.6 million for the year ended December 31, 2005, compared to $10.6 million for the year ended December 31, 2004. The increase is primarily due to revenues associated with the acquisition of Classmates in the December 2004 quarter.

Advertising Revenues

Consolidated Advertising Revenues.   Advertising revenues increased by $21.3 million, or 56%, to $59.1 million for the year ended December 31, 2005, from $37.8 million for the year ended December 31, 2004. The increase was primarily attributable to increases in advertising revenues in our Content & Media segment and, to a lesser extent, our Communications segment. Advertising revenues from our Communications segment and from our Content & Media segment constituted 60.3% and 39.7%, respectively, of our consolidated advertising revenues for the year ended December 31, 2005, compared to 90.7% and 9.3%, respectively, for the year ended December 31, 2004.

Communications Advertising Revenues.   Communications advertising revenues increased by $1.3 million, or 4%, to $35.6 million for the year ended December 31, 2005, compared to $34.3 million for the year ended December 31, 2004. The increase was primarily attributable to increased advertising sales, data revenue and revenues from our search agreement with Yahoo! Search. These increases were partially offset by a decrease in revenues generated from our expired agreement with General Motors Corporation.

Content & Media Advertising Revenues.   Content & Media advertising revenues increased by $19.9 million to $23.5 million for the year ended December 31, 2005, compared to $3.5 million for the year ended December 31, 2004. The increase was primarily due to increased advertising revenues associated with the acquisition of Classmates in the December 2004 quarter and, to a lesser extent, advertising revenues generated from our Web-hosting services.

Cost of Revenues

Consolidated Cost of Revenues.   Consolidated cost of revenues increased by $8.3 million, or 8%, to $110.7 million, or 21.1% of consolidated revenues, for the year ended December 31, 2005, compared to $102.4 million, or 22.8% of consolidated revenues, for the year ended December 31, 2004. The increase was primarily due to increased costs associated with our Content & Media segment and a $3.6 million increase in depreciation, partially offset by decreased costs associated with our Communications segment. Cost of revenues for our Communications segment and for our Content & Media segment constituted 87.7% and 12.3%, respectively, of our total segment cost of revenues for the year ended December 31, 2005, compared to 97.1% and 2.9%, respectively, for the year ended December 31, 2004.

Communications Cost of Revenues.   Communications costs of revenues decreased by $5.2 million, or 6%, to $89.3 million, or 20.7% of Communications revenues, for the year ended December 31, 2005, compared to $94.5 million, or 21.7% of Communications revenues, for the year ended December 31, 2004. The decrease was due to a $6.4 million decrease in telecommunications costs and a $1.3 million decrease in customer support and billing-related costs. These decreases were partially offset by an increase of $1.3 million in network and overhead-related costs and $1.2 million in costs associated with our VoIP service.

Content & Media Cost of Revenues.   Content & Media cost of revenues increased by $9.7 million to $12.5 million, or 13.4% of Content & Media revenues, for the year ended December 31, 2005, compared to $2.8 million, or 19.8% of Content & Media revenues, for the year ended December 31, 2004. The increase was primarily related to costs associated with the acquisition of Classmates in the December 2004 quarter, and to a lesser extent, increased costs associated with our Web-hosting service.

Sales and Marketing

Consolidated Sales and Marketing Expenses.   Consolidated sales and marketing expenses increased by $30.3 million, or 17%, to $209.3 million, or 39.9% of consolidated revenues, for the year ended December 31, 2005, compared to $179.0 million, or 39.9% of consolidated revenues, for the year ended December 31, 2004. The increase was primarily attributable to an increase in marketing expenses related to our Content & Media segment, partially offset by a reduction in marketing expenses related to our Communications segment. The increase was also due to a $0.9 million increase in stock-based compensation in connection with the issuance of RSUs during 2005. Sales and marketing expenses related to our Communications segment and our Content & Media segment constituted 77.9% and 22.1%, respectively, of total segment sales and marketing expenses for the year ended December 31, 2005 versus 97.8% and 2.2%, respectively, for the year ended December 31, 2004.

Communications Sales and Marketing Expenses.   Communications sales and marketing expenses decreased by $12.6 million, or 7%, to $162.0 million, or 37.5% of Communications revenues, for the year ended December 31, 2005, compared to $174.6 million, or 40.2% of Communications revenues, for the year ended December 31, 2004. This decrease is attributable to a $16.3 million decline in advertising, promotion and distribution costs related to our access services, the majority of which was due to reductions in media and other advertising costs, and a $1.8 million decrease in personnel and overhead-related expenses. These decreases were partially offset by a $3.6 million increase in VoIP marketing expenses.

Content & Media Sales and Marketing Expenses.   Content & Media sales and marketing expenses increased by $42.1 million to $46.1 million, or 49.5% of Content & Media revenues, for the year ended December 31, 2005, compared to $4.0 million, or 28.2% of Content & Media revenues, for the year ended December 31, 2004. The increase is primarily due to a $30.2 million increase in expenses related to promoting our Classmates social-networking service and a $10.5 million increase in personnel and overhead-related costs associated with the acquisition of our Classmates social-networking service in the December 2004 quarter.

Product Development

Consolidated Product Development Expenses.   Consolidated product development expenses increased by $12.6 million, or 46%, to $40.0 million for the year ended December 31, 2005, compared to $27.5 million for the year ended December 31, 2004. The increase was attributable to increases in expenses in the Content & Media segment and, to a lesser extent, increases in expenses in the Communications segment, as well as a $2.0 million increase in depreciation and a $1.0 million increase in stock-based compensation in connection with the issuance of RSUs during 2005. Product development expenses related to our Communications segment and our Content & Media segment constituted 78.7% and 21.3%, respectively, of total segment product development expenses for the year ended December 31, 2005, compared to 95.7% and 4.3%, respectively, for the year ended December 31, 2004.

Communications Product Development Expenses.   Communications product development expenses increased by $3.0 million, or 12%, to $28.2 million for the year ended December 31, 2005, compared to $25.2 million for the year ended December 31, 2004. The increase was due to a $1.8 million increase in compensation costs and a $1.2 million increase in overhead-related costs. Capitalized compensation costs were $4.0 million and $0.2 million in the years ended December 31, 2005 and 2004, respectively. The majority of the capitalized compensation costs in the year ended December 31, 2005 related to the development of our VoIP service and the new version of our accelerator service.

Content & Media Product Development Expenses.   Content & Media product development expenses increased by $6.5 million to $7.6 million for the year ended December 31, 2005, compared to $1.1 million for the year ended December 31, 2004. The increase was primarily due to an increase in compensation costs associated with the acquisition of Classmates in the December 2004 quarter.

General and Administrative

Consolidated General and Administrative Expenses.   Consolidated general and administrative expenses increased by $16.8 million, or 42%, to $56.7 million for the year ended December 31, 2005, compared to $39.9 million for the year ended December 31, 2004. The increase was primarily due to increases in expenses in the Content & Media segment and, to a lesser extent, increases in expenses in the Communications segment, partially offset by a decrease in unallocated corporate expenses. Additionally, the increase was due to a $5.4 million increase in stock-based compensation in connection with the issuance of RSUs during 2005 and a $1.9 million increase in depreciation. General and administrative expenses related to our Communications segment and our Content & Media segment constituted 62.4% and 37.6%, respectively, of total segment general and administrative expenses for the year ended December 31, 2005, compared to 88.4% and 11.6%, respectively, for the year ended December 31, 2004.

Communications General and Administrative Expenses.   Communications general and administrative expenses increased by $3.6 million, or 26%, to $17.2 million for the year ended December 31, 2005, compared to $13.6 million for the year ended December 31, 2004. The increase was due to a $1.0 million increase in recruiting and relocation expenses, a $0.9 million increase in compensation costs, a $0.9 million increase in consulting fees and a $0.8 million increase in facilities and other overhead-related expenses.

Content & Media General and Administrative Expenses.   Content & Media general and administrative expenses increased by $8.5 million to $10.3 million for the year ended December 31, 2005, compared to $1.8 million for the year ended December 31, 2004. The increase was primarily due to a $5.2 million increase in compensation costs and a $3.1 million increase in facilities and other overhead-related expenses associated with the acquisition of Classmates in the December 2004 quarter.

Unallocated Corporate Expenses.   Excluding stock-based compensation and depreciation, unallocated corporate general and administrative expenses decreased by $2.7 million, or 13%, to $18.0 million for the year ended December 31, 2005, compared to $20.7 million for the year ended December 31, 2004. The decrease was the result of $3.3 million in facility-exit costs recognized in the year ended December 31, 2004 and a $0.2 million decrease in facilities and other overhead-related expenses, offset by a $0.5 million increase in consulting fees and a $0.3 million increase in compensation costs.

Amortization of Intangible Assets

At December 31, 2005, we had approximately $59.3 million in net identifiable intangible assets resulting primarily from the acquisitions of Classmates, BlueLight Internet assets and the Web-hosting and photo-sharing services. At December 31, 2005, we had approximately $80.5 million in goodwill resulting from the acquisitions of Classmates and the Web-hosting and photo-sharing services. In accordance with the provisions set forth in SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount. We determined that our goodwill and long-lived assets were not impaired based on our annual test during the years ended December 31, 2005 and 2004.

Amortization of intangible assets increased by $1.4 million, or 7%, to $21.8 million for the year ended December 31, 2005, compared to $20.4 million for the year ended December 31, 2004. The increases are due to the amortization of identifiable intangible assets from our acquisitions of Classmates and the photo-sharing service, offset partially by a decrease in amortization of intangible assets from the Merger. We recorded a reduction in the remaining intangible assets from the Merger of approximately $11.2 million during the December 2004 quarter in connection with the release of the deferred tax valuation allowance. In addition, the increase was related to the amortization of identifiable intangible assets throughout 2005 from the acquisition of our Web-hosting services in April 2004. Certain of the acquired intangible assets are amortized on an accelerated basis to better match the expense to the expected cash flows from those assets.

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

Provision for Income Taxes

For the year ended December 31, 2005, we recorded a tax provision of $40.2 million on pre-tax income of $87.4 million, resulting in an effective tax rate of 46.1%. The effective tax rate differs from the statutory rate primarily due to compensation, including stock-based compensation, that was limited under Section 162(m) of the Code; foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization; and the re-measurement of net deferred tax assets, including a change in New York state tax law. This re-measurement resulted in an increase to the tax provision for the year ended December 31, 2005 by approximately $2.5 million, or 2.8%.

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

Liquidity and Capital Resources

Our total cash, cash equivalent and short-term investment balances decreased by $82.0 million, or 34%, to $162.4 million at December 31, 2006, compared to $244.4 million at December 31, 2005. Our summary cash flows for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net cash provided by operating activities	$101,470	$137,047	$123,960
Net cash used for investing activities	(89,837)	(3,389)	(108,010)
Net cash provided by (used for) financing activities	(92,725)	(89,643)	31,654

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Net cash provided by operating activities decreased by $35.6 million, or 26%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Cash provided by operating activities is driven by our net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, deferred taxes and tax benefits from stock options and changes in working capital. The year-over-year decrease was primarily the result of the following:

•       a $2.3 million increase in other items including a $1.0 million increase in cash paid for legal settlements and a $0.9 million increase in net amortization on short-term investments; and

•       a $37.7 million net decrease in working capital accounts, including a $28.9 million decrease in accounts payable and accrued liabilities, a $6.2 million decrease in deferred revenue primarily due to decreases in pay access accounts, a $2.3 million decrease in other liabilities, a $1.6 million increase in accounts receivable and a $1.0 million increase in other assets. These decreases in working capital were partially offset by a $2.3 million increase in member redemption liability related to MyPoints.

The negative impact on working capital from the change in accounts payable and accrued liability balances was due to a $9.1 million year-over-year reduction in the change in income taxes payable; a

$9.0 million year-over-year reduction in the change in accrued employee bonuses due to the timing of bonus payments, including the payment of bonuses associated with the MyPoints acquisition; a $5.2 million year-over-year reduction in the change in sales and marketing accruals primarily due to a reduction in media and other advertising costs associated with our Communications segment; and a net year-over-year reduction in other payables and accrued liabilities primarily due to the timing of payments to vendors.

Net cash used for investing activities increased by $86.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was primarily the result of the following:

•       a $52.5 million increase in cash paid for acquisitions. We acquired MyPoints in April 2006 for $49.5 million, net of cash acquired; The Names Database in March 2006 for $9.5 million, net of cash acquired; and we paid the remaining $1.5 million due in connection with the acquisition of our photo-sharing service in March 2006 compared to the initial payment of $8.6 million in March 2005;

•       a $31.6 million net decrease in proceeds from maturities and sales of short-term investments;

•       a $4.8 million escrow deposit for the settlement of a pre-acquisition liability in the September 2006 quarter; and

•       a $2.7 million increase in purchases of property and equipment.

These increases in uses of cash were partially offset by a $5.1 million decrease in purchases of rights, patents and trademarks, primarily related to the purchase of proprietary rights associated with the NetZero trademark for $6.0 million, $5.5 million of which was paid in the March 2005 quarter. The remaining $0.5 million was paid in January 2006.

We have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we will need to make further significant investments in the future. Capital expenditures for the year ended December 31, 2006 were $24.3 million. We anticipate that our total capital expenditures for 2007 will be in the range of $22 million to $27 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

Net cash used for financing activities increased by $3.1 million, or 3%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was primarily the result of the following:

•       a $15.4 million increase in dividend payments; and

•       an $8.4 million increase in payments on the term loan. In January 2006, we paid, in full, the outstanding balance of the term loan of approximately $54.2 million.

The increases in uses of cash were offset by:

•       an $11.5 million decrease in repurchases of common stock;

•       a $5.4 million increase in proceeds from exercises of stock options and the employee stock purchase plan; and

•       a $3.9 million increase in excess tax benefits from stock-based compensation as a result of the adoption of SFAS No. 123R, which requires a portion of the tax benefits from stock-based compensation to be presented in financing activities versus its historical presentation in operating activities.

The payment of dividends will negatively impact cash flows from financing activities. In 2006, our Board of Directors declared and paid quarterly cash dividends of $0.20 per share of common stock for a total of $53.5 million. In February 2007, our Board of Directors declared and paid a quarterly cash dividend of $0.20 per share of common stock totaling $13.7 million. The payment of future dividends is discretionary and will be subject to determination by the Board of Directors each quarter following its review of our financial performance.

Future cash flows from financing activities may also be affected by repurchases of common stock. Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2007. At December 31, 2006, we had repurchased $139.2 million of our common stock under the program, and the remaining available under the program was $60.8 million.

Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the RSUs we award to employees. Upon vesting, we currently anticipate that we will not collect the applicable withholding taxes for RSUs from employees. Instead, we will automatically withhold, from the RSUs that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. We will then pay the applicable withholding taxes in cash. Similar to repurchases of common stock, the net effect of such withholding will adversely impact our cash flows. The amount remitted in the year ended December 31, 2006 was $2.7 million for which we withheld approximately 215,000 shares of common stock that were underlying the RSUs. The amount we pay in future quarters will vary based on our stock price and the number of RSUs vesting during the quarter.

Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the near term. We intend to use our existing cash balances and future cash generated from operations to fund dividend payments, if declared by the Board; to develop and acquire complementary services, businesses or technologies; to repurchase shares of our common stock if we believe market conditions to be favorable; to repurchase the common stock underlying RSUs and pay the withholding taxes due on vested RSUs; and to fund future capital expenditures. We currently anticipate that our future cash flows from operations and existing cash, cash equivalent and short-term investment balances will be sufficient to fund our operations over the next year, and in the near term we do not anticipate the need for additional financing to fund our operations. However, we may raise additional debt or equity capital for a variety of reasons including, without limitation, developing new or enhancing existing services or products, repurchasing our common stock, acquiring complementary services, businesses or technologies or funding significant capital expenditures. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, it might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, financial position, results of operations and cash flows, and could impair our ability to pay dividends. If additional funds were raised through the issuance of equity securities, the percentage of stock owned by the then-current stockholders would be reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to holders of our common stock.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Net cash provided by operating activities increased by $13.1 million, or 11%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Cash provided by operating activities is driven by our net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred taxes and tax benefits from stock options, and changes in working capital.

The year-over-year increase was primarily the result of a $15.0 million net increase in working capital accounts due to increases in revenues and operating expenses and the timing of related cash receipts and payments, including an $8.7 million increase in income taxes payable.

Net cash used for investing activities decreased by $104.6 million, or 97%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The decrease was primarily the result of the following:

•       a $101.5 million decrease in cash paid for acquisitions in the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily the result of the Classmates acquisition for $98.2 million in cash, net of cash acquired, in November 2004; and

•       a $17.0 million net increase in proceeds from maturities and sales of short-term investments in the year ended December 31, 2005 compared to the year ended December 31, 2004.

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

Net cash used for financing activities increased by $121.3 million for the year ended December 31, 2005 to $89.6 million compared to $31.7 million net cash provided by financing activities in the year ended December 31, 2004. The increase was primarily the result of the following:

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

Financial Commitments

Our financial commitments were as follows at December 31, 2006 (in thousands):

	Year Ending December 31,
Contractual Obligations:	Total	2007	2008	2009	2010	2011	Thereafter
Capital leases(1)	$32	$18	$14	$—	$—	$—	$—
Operating leases	40,181	7,331	7,094	6,076	4,685	4,010	10,985
Telecommunications purchases	12,050	7,550	4,500	—	—	—	—
Media purchases	2,311	2,311	—	—	—	—	—
Total	$54,574	$17,210	$11,608	$6,076	$4,685	$4,010	$10,985

(1)          Includes $2 of imputed interest.

Off-Balance Sheet Arrangements

At December 31, 2006, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations is based upon our audited and unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-K and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The results of operations for interim or transition periods are not necessarily indicative of the operating results for a full year.

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

Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. Our pay accounts generally pay in advance for their service by credit card, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from subscribers are recorded on the balance sheet as deferred revenue. We offer alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include ACH, payment by personal check or money order or through a local telephone company. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

Advertising revenues consist primarily of fees from Internet search partners that are generated as a result of users utilizing partner Internet search services, fees generated by users viewing and clicking on third-party Web site banners and text-link advertisements, fees generated by enabling customer registrations for partners and fees from referring users to, or from users making purchases on, sponsors’ Web sites. Revenues are recognized provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We recognize banner advertising and sponsorship revenues in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of (i) impressions delivered divided by the total number of guaranteed impressions or (ii) ratably over the period in which the advertisement is displayed. Our obligations typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements, including referral revenues, is recognized as the related performance criteria are met. In determining whether an arrangement exists, we ensure that a binding contract is in place, such as a standard insertion order or a fully executed customer-specific agreement. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of internally tracked performance data to the contractual performance obligation and to third-party or customer performance data in circumstances where that data is available. Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

Our MyPoints subsidiary earns revenue primarily from corporate advertising customers by charging fees for sending emails to the MyPoints’ members and placing advertising on the MyPoints Web site. Under the terms of advertising contracts, MyPoints earns revenue primarily based on three components: (1) transmission of email advertisements to enrolled members, (2) unique clicks on transmitted emails and (3) actual transactions by members over the Internet. Revenue is recognized when email is transmitted to members, when responses are received and when members complete online transactions. Each of these activities is a discrete, independent activity, which generally is specified in the advertising sales agreement entered into with the customer. As the earning activities take place, activity measurement data (e.g., number of emails delivered and number of responses received) is accumulated and the related revenue is recorded. Revenue from the sale of points to MyPoints’ advertisers is deferred over a fifteen-month period, which is the expected time that either the points are redeemed and MyPoints provides a reward, or the points expire prior to redemption. Revenue is also deferred if MyPoints has performed under the contract and has billed for its services, but the collection of the receivable is not reasonably assured. In such case, revenue is recognized once the collection of the cash is no longer in doubt. Also, deferred revenue represents invoiced services that have not yet been performed.

Long-Lived Assets—We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. We evaluate the recoverability of long-lived assets, other than indefinite life intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is used, significant declines in our stock price for a sustained period, shifts in technology, loss of key management or personnel, changes in our operating model or strategy and competitive forces.

Goodwill—Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. We account for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets. SFAS No. 142 requires goodwill to be carried at cost, prohibits the amortization of goodwill and requires us to test goodwill for impairment at least annually. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events and circumstances change that would more likely than not indicate that goodwill might be permanently impaired. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future results of operations.

The testing for a potential impairment of goodwill involves a two-step process. The first step of the impairment test involves comparing the estimated fair values of our reporting units with their respective book values, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as our pay account base, software and technology and patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

Business Combinations—All of our acquisitions have been accounted for as purchase business combinations. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. Consequently, to the extent an indefinite-lived or a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period. Definite-lived identifiable intangible assets are amortized on either a straight-line basis or an accelerated basis. We determine the appropriate amortization method by performing an analysis of expected cash flows over the estimated useful life of the asset and matches the amortization expense to the expected cash flows from those assets.

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

The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to realizability of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

Legal Contingencies—We are currently involved in certain legal proceedings. We record liabilities related to pending litigation when an unfavorable outcome is probable and management can reasonably estimate the amount of loss. We have not recorded liabilities for certain pending litigation because of the uncertainties related to assessing both the amount and the probable outcome of those claims. As additional information becomes available, we continually assesses the potential liability related to all pending litigation.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for us beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. While our analysis of the impact of this Interpretation is not yet complete, we do not anticipate it will have a material impact on our retained earnings at the time of adoption.

Effects of Prior Year Misstatements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in order to address the observed diversity in quantification practices with respect to annual financial statements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. From a transition perspective, SAB No. 108 permits existing public companies to record the cumulative effect of initially applying the “dual approach” in the first year ending after November 15, 2006 by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. These disclosures are intended to make prior years’ materiality judgments easier for investors and others to assess. Assuming that a company has properly applied its previous approach to evaluating financial statement misstatements, the SEC staff has indicated that it will not object if the company does not restate financial statements for fiscal years ending on or before November 15, 2006. The implementation of SAB No. 108 did not have a material impact on our financial position, results of operations or cash flows.

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

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows, and results of operations.

Inflation

Inflation did not have a material impact during the years ended December 31, 2006, 2005 and 2004, and we do not currently anticipate that inflation will have a material impact on our results of operations for fiscal year 2007.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2006, the Company’s internal control over financial reporting was effective.

Management has excluded from its assessment of internal control over financial reporting as of December 31, 2006 certain elements of the internal control over financial reporting of MyPoints.com, Inc. (“MyPoints”), a wholly-owned subsidiary of the Company, because MyPoints was acquired by the Company in a purchase business combination in April 2006. Subsequent to the acquisition, certain elements of the acquired business’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The excluded elements represent controls over accounts of approximately 4% of the Company’s consolidated assets as of December 31, 2006 and 8% of consolidated revenue for the year then ended.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting at December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

On April 10, 2006, we completed the acquisition of MyPoints. We are in the process of integrating MyPoints and continuing our evaluation of internal controls pursuant to the Sarbanes-Oxley Act of 2002. Excluding the changes described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12, 13 and 14

The information required by Items 10, 11, 12, 13 and 14 is hereby incorporated by reference to our definitive proxy statement relating to our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following documents are filed as part of this report:

1.   Consolidated Financial Statements:

2.   Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	F-43

All other schedules have been omitted because the information required to be set forth therein is not applicable, not required or is shown in the consolidated financial statements or notes thereto.

3.   Exhibits:

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-K	Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
3.1	Amended and Restated Certificate of Incorporation	X		000-33367	3/1/2007
3.2	Amended and Restated Bylaws	X		000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)	X		000-33367	3/1/2007

4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

		X		000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan	X		000-33367	3/1/2007
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan	X		000-33367	3/1/2007
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2006 Management Bonus Plan		8-K	000-33367	3/30/2006
10.11	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-KT	000-33367	2/5/2004
10.12	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.13	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004
10.14	Employment Agreement between the Registrant and Matt Wisk		10-Q	000-33367	8/8/2005
10.15	Employment Agreement between the Registrant and Ted Cahall		10-Q	000-33367	8/8/2005
10.16	Employment Agreement between the Registrant and Jon Fetveit		10-Q	000-33367	8/8/2005
10.17	Employment Agreement between the Registrant and Gerald Popek		10-Q	000-33367	8/8/2005

10.18	Employment Agreement between the Registrant and Robert Taragan		10-Q	000-33367	8/8/2005
10.19	Employment Agreement between the Registrant and Jeremy Helfand		10-Q	000-33367	8/9/2006
10.20	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
21.1	List of Subsidiaries	X		000-33367	3/1/2007
23.1	Consent of Independent Registered Public Accounting Firm	X		000-33367	3/1/2007
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/1/2007
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/1/2007
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/1/2007
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/1/2007

(b)         Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K.

(c)          Financial Statement Schedules

The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 15(a)(2) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2007.

UNITED ONLINE, INC.
By:	/s/ MARK R. GOLDSTON
Mark R. Goldston
Chairman and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 1, 2007.

Signature	Title	Date
/s/ MARK R. GOLDSTON	Chairman, Chief Executive Officer and Director	March 1, 2007
Mark R. Goldston	(Principal Executive Officer and Director)
/s/ CHARLES S. HILLIARD	President and Chief Financial Officer (Principal	March 1, 2007
Charles S. Hilliard	Financial Officer)
/s/ NEIL P. EDWARDS	Senior Vice President, Finance, Treasurer and Chief	March 1, 2007
Neil P. Edwards	Accounting Officer (Principal Accounting Officer)
/s/ JAMES T. ARMSTRONG	Director	March 1, 2007
James T. Armstrong
/s/ ROBERT BERGLASS	Director	March 1, 2007
Robert Berglass
/s/ KENNETH L. COLEMAN	Director	March 1, 2007
Kenneth L. Coleman
/s/ DENNIS HOLT	Director	March 1, 2007
Dennis Holt
/s/ CAROL A. SCOTT	Director	March 1, 2007
Carol A. Scott

EXHIBIT INDEX

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
3.1	Amended and Restated Certificate of Incorporation	X		000-33367	3/1/2007
3.2	Amended and Restated Bylaws	X		000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)	X		000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

		X		000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan	X		000-33367	3/1/2007
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan	X		000-33367	3/1/2007
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2006 Management Bonus Plan		8-K	000-33367	3/30/2006

10.11	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		10-KT	000-33367	2/5/2004
10.12	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.13	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004
10.14	Employment Agreement between the Registrant and Matt Wisk		10-Q	000-33367	8/8/2005
10.15	Employment Agreement between the Registrant and Ted Cahall		10-Q	000-33367	8/8/2005
10.16	Employment Agreement between the Registrant and Jon Fetveit		10-Q	000-33367	8/8/2005
10.17	Employment Agreement between the Registrant and Gerald Popek		10-Q	000-33367	8/8/2005
10.18	Employment Agreement between the Registrant and Robert Taragan		10-Q	000-33367	8/8/2005
10.19	Employment Agreement between the Registrant and Jeremy Helfand		10-Q	000-33367	8/9/2006
10.20	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
21.1	List of Subsidiaries	X		000-33367	3/1/2007
23.1	Consent of Independent Registered Public Accounting Firm	X		000-33367	3/1/2007
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/1/2007
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/1/2007
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/1/2007
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/1/2007

UNITED ONLINE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of United Online, Inc.:

We have completed integrated audits of United Online, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of United Online, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in “Management’s Report on Internal Control Over Financial Reporting”, management has excluded from its assessment of internal control over financial reporting as of December 31, 2006, certain elements of the internal control over financial reporting of MyPoints.com, Inc. (“MyPoints”), a wholly-owned subsidiary, because MyPoints was acquired by the Company in a purchase business combination during 2006. Subsequent to the acquisition, certain elements of the acquired business’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. We have also excluded these elements of the internal control over financial reporting of the acquired business from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over accounts of approximately 4% of the Company’s consolidated assets at December 31, 2006 and 8% of consolidated revenue for the year then ended.

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
February 28, 2007

UNITED ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$19,252	$100,397
Short-term investments	143,110	143,965
Accounts receivable, net of allowance for doubtful accounts of $1,324 and $1,325 at December 31, 2006 and 2005, respectively	32,226	19,201
Deferred tax assets, net	11,705	14,808
Other current assets	13,426	12,332
Total current assets	219,719	290,703
Property and equipment, net	34,296	33,093
Deferred tax assets, net	59,655	53,547
Goodwill	133,018	80,499
Intangible assets, net	53,653	59,338
Other assets	2,678	4,008
Total assets	$503,019	$521,188
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,550	$46,955
Accrued liabilities	39,547	36,249
Member redemption liability	15,835	—
Deferred revenue	53,121	52,835
Current portion of term loan	—	16,498
Current portion of capital leases	17	373
Total current liabilities	145,070	152,910
Member redemption liability	4,154	—
Deferred revenue	3,227	3,449
Term loan	—	37,710
Capital leases	13	325
Other liabilities	3,589	4,379
Total liabilities	156,053	198,773
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding at December 31, 2006 and 2005
Common stock, $0.0001 par value; 300,000 shares authorized; 65,805 and 62,606 shares issued and outstanding at December 31, 2006 and 2005, respectively	7	6
Additional paid-in capital	439,383	472,745
Deferred stock-based compensation	—	(15,558)
Accumulated other comprehensive loss	(245)	(327)
Accumulated deficit	(92,179)	(134,451)
Total stockholders’ equity	346,966	322,415
Total liabilities and stockholders’ equity	$503,019	$521,188

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues	$522,654	$525,061	$448,617
Operating expenses:
Cost of revenues (including stock-based compensation, see Note 5)	120,049	110,672	102,392
Sales and marketing (including stock-based compensation, see Note 5)	177,019	209,292	178,981
Product development (including stock-based compensation, see Note 5)	52,933	40,009	27,454
General and administrative (including stock-based compensation, see Note 5)	67,709	56,729	39,894
Amortization of intangible assets	17,640	21,799	20,403
Impairment of goodwill, intangible assets and long-lived assets	13,285	—	—
Total operating expenses	448,635	438,501	369,124
Operating income	74,019	86,560	79,493
Interest and other income, net	6,076	6,885	5,138
Interest expense	(2,571)	(6,073)	(1,202)
Income before income taxes	77,524	87,372	83,429
Provision (benefit) for income taxes	36,293	40,245	(34,051)
Income before cumulative effect of accounting change	41,231	47,127	117,480
Cumulative effect of accounting change, net of tax (see Note 1)	1,041	—	—
Net income	$42,272	$47,127	$117,480
Basic net income per share:
Income before cumulative effect of accounting change	$0.64	$0.77	$1.91
Cumulative effect of accounting change, net of tax	0.02	—	—
Basic net income per share	$0.66	$0.77	$1.91
Diluted net income per share:
Income before cumulative effect of accounting change	$0.62	$0.74	$1.81
Cumulative effect of accounting change, net of tax	0.02	—	—
Diluted net income per share	$0.64	$0.74	$1.81
Shares used to calculate basic net income per share	64,001	61,135	61,404
Shares used to calculate diluted net income per share	66,269	63,815	65,012

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Net income	$42,272	$47,127	$117,480
Unrealized gain (loss) on short-term investments, net of tax of $120, $(193) and $(452) for the years ended December 31, 2006, 2005 and 2004	172	(282)	(1,666)
Unrealized gain (loss) on derivative, net of tax of $(60) and $60 for the years ended December 31, 2006 and 2005	(83)	83	—
Foreign currency translation	(7)	(119)	9
Comprehensive income	$42,354	$46,809	$115,823

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Deferred Stock- Based	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
Balance at January 1, 2004	63,944	$6	$535,228	$—	$1,648	$(299,058)	$237,824
Issuance of common stock through employee stock purchase plan	381	—	3,045	—	—	—	3,045
Exercises of stock options	1,856	—	6,015	—	—	—	6,015
Repurchases of common stock	(5,582)	—	(74,509)	—	—	—	(74,509)
Issuance of restricted stock	575	—	11,448	(11,448)	—	—	—
Repurchase of restricted stock	(100)	—	(1,991)	1,991	—	—	—
Options assumed in connection with acquisition	—	—	4,325	(1,445)	—	—	2,880
Stock-based compensation	—	—	24	2,425	—	—	2,449
Unrealized loss on short-term investments, net of tax	—	—	(452)	—	(1,666)	—	(2,118)
Foreign currency translation	—	—	—	—	9	—	9
Tax benefits from stock options	—	—	8,624	—	—	—	8,624
Net income	—	—	—	—	—	117,480	117,480
Balance at December 31, 2004	61,074	6	491,757	(8,477)	(9)	(181,578)	301,699
Issuance of common stock through employee stock purchase plan	426	—	3,169	—	—	—	3,169
Exercises of stock options	2,374	—	5,874	—	—	—	5,874
Repurchases of common stock	(1,268)	—	(14,206)	—	—	—	(14,206)
Issuance of restricted stock units	—	—	18,033	(18,033)	—	—	—
Cancellation of restricted stock units	—	—	(340)	340	—	—	—
Cancellation of options assumed in connection with acquisition	—	—	(668)	668	—	—	—
Dividends paid on shares outstanding and restricted stock units	—	—	(38,067)	—	—	—	(38,067)
Stock-based compensation	—	—	8	9,944	—	—	9,952
Unrealized loss on short-term investments, net of tax	—	—	—	—	(282)	—	(282)
Unrealized gain on derivative, net of tax	—	—	—	—	83	—	83
Foreign currency translation	—	—	—	—	(119)	—	(119)
Tax benefits from stock options	—	—	7,185	—	—	—	7,185
Net income	—	—	—	—	—	47,127	47,127
Balance at December 31, 2005	62,606	6	472,745	(15,558)	(327)	(134,451)	322,415
Cumulative effect of accounting change, net of tax	—	—	(1,041)	—	—	—	(1,041)
Balance at January 1, 2006	62,606	6	471,704	(15,558)	(327)	(134,451)	321,374
Reversal of deferred stock-based compensation	—	—	(15,558)	15,558	—	—	—
Exercises of stock options	2,163	1	9,451	—	—	—	9,452
Issuance of common stock through employee stock purchase plan	623	—	5,004	—	—	—	5,004
Vesting of restricted stock units	413	—	—	—	—	—	—
Repurchases of common stock	—	—	(2,684)	—	—	—	(2,684)
Dividends paid on shares outstanding and restricted stock units	—	—	(53,483)	—	—	—	(53,483)
Stock-based compensation	—	—	19,168	—	—	—	19,168
Unrealized gain on short-term investments, net of tax	—	—	—	—	172	—	172
Unrealized loss on derivative, net of tax	—	—	—	—	(83)	—	(83)
Foreign currency translation	—	—	—	—	(7)	—	(7)
Tax benefits from stock options	—	—	5,781	—	—	—	5,781
Net income	—	—	—	—	—	42,272	42,272
Balance at December 31, 2006	65,805	$7	$439,383	$—	$(245)	$(92,179)	$346,966

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$42,272	$47,127	$117,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,930	37,280	29,151
Stock-based compensation	19,168	9,952	2,449
Impairment of goodwill, intangible assets and long-lived assets	13,285	—	—
Deferred taxes	(3,609)	1,577	(61,478)
Tax benefits from stock options	5,781	15,170	25,156
Excess tax benefits from stock-based compensation	(3,863)	—	—
Cumulative effect of accounting change, net of tax	(1,041)	—	—
Other	3,023	748	1,005
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(3,296)	(1,669)	220
Other assets	844	1,806	(4,122)
Accounts payable and accrued liabilities	(11,211)	17,677	11,356
Member redemption liability	2,315	—	—
Deferred revenue	(999)	5,181	848
Other liabilities	(129)	2,198	1,895
Net cash provided by operating activities	101,470	137,047	123,960
Cash flows from investing activities:
Purchases of property and equipment	(24,329)	(21,653)	(12,510)
Purchases of rights, patents and trademarks	(509)	(5,562)	(926)
Purchases of short-term investments	(324,328)	(320,869)	(329,083)
Proceeds from maturities and sales of short-term investments	325,180	353,333	344,519
Cash paid for acquisitions, net of cash acquired	(61,155)	(8,638)	(110,102)
Payment for settlement of pre-acquisition liability	(4,800)	—	—
Proceeds from sales of assets, net	104	—	92
Net cash used for investing activities	(89,837)	(3,389)	(108,010)
Cash flows from financing activities:
Proceeds from term loan and line of credit, net	—	—	107,569
Payments on term loan	(54,209)	(45,792)	—
Repayment of line of credit	—	—	(10,300)
Payments on capital leases	(668)	(621)	(166)
Proceeds from exercises of stock options	9,452	5,874	6,015
Proceeds from employee stock purchase plan	5,004	3,169	3,045
Repurchases of common stock	(2,684)	(14,206)	(74,509)
Payments for dividends	(53,483)	(38,067)	—
Excess tax benefits from stock-based compensation	3,863	—	—
Net cash provided by (used for) financing activities	(92,725)	(89,643)	31,654
Effect of exchange rate changes on cash and cash equivalents	(53)	(130)	—
Change in cash and cash equivalents	(81,145)	43,885	47,604
Cash and cash equivalents, beginning of period	100,397	56,512	8,908
Cash and cash equivalents, end of period	$19,252	$100,397	$56,512
Supplemental disclosure of cash flows:
Cash paid for interest	$862	$4,245	$9
Cash paid for income taxes	34,352	13,970	2,851
Supplemental disclosure of non-cash investing and financing activities:
Reduction in goodwill and intangibles in connection with the release of the deferred tax valuation allowance	—	—	20,782
Issuance of common stock and options assumed for acquisitions	—	—	2,880

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

United Online, Inc. (“United Online” or the “Company”) is a leading provider of consumer Internet and media services through a number of brands, including NetZero, Juno, Classmates and MyPoints. The Company’s primary Communications services include Internet access and email. The Company’s primary Content & Media services include social networking and online loyalty marketing. On a combined basis, the Company’s Web properties attract a significant number of Internet users each month and the Company offers marketers a broad array of Internet advertising products and services as well as online market research and measurement services.

United Online is a Delaware corporation that commenced operations in 2001 following the merger of Internet access providers NetZero, Inc. and Juno Online Services, Inc. (the “Merger”). During 2004, the Company completed the acquisitions of Classmates Online, Inc. (“Classmates”), a leading provider of social-networking services, and the Web-hosting and domain name registration business of About Web Services, Inc. In March 2005, the Company acquired certain assets related to PhotoSite, the online digital photo-sharing service of Homestead Technologies, Inc. In March 2006, the Company acquired The Names Database, a global social-networking service. In April 2006, the Company acquired MyPoints.com, Inc. (“MyPoints”), a leading provider of online loyalty marketing services. The Company’s corporate headquarters are located in Woodland Hills, California, and the Company also maintains offices in New York, New York; Fort Lee, New Jersey; Renton, Washington; San Francisco, California; Schaumburg, Illinois; Orem, Utah; Erlangen, Germany; Berlin, Germany; and Hyderabad, India.

The Company believes that its existing cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures, dividend payments and other obligations through at least the next twelve months. However, additional capital may be needed in order to fund the Company’s operations, expand marketing activities, develop new or enhance existing services or products, respond to competitive pressures or acquire complementary services, businesses or technologies.

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, include United Online and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

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

Cash, Cash Equivalents and Short-Term Investments—The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which have a maturity date within ninety days from the date of purchase. The Company’s short-term investments consist of available-for-sale securities with original maturities exceeding ninety days. Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified these securities, all of which have readily determinable fair values and are highly liquid, as short term because the sale of such securities may be required prior to maturity to implement management’s strategies. The Company has short-term investments primarily in U.S. commercial paper, U.S. Government or U.S. Government Agency obligations, municipal obligations, auction rate securities and money market funds. The minimum long-term credit rating is A, and if a long-term rating is not available, the Company requires a minimum short-term credit rating of A1 and P1. The Company’s short-term investments are reported at fair value, with unrealized gains and losses, net of taxes, recorded in the consolidated statements of comprehensive income. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense. The cost basis of a security that has been sold and any amount reclassified out of accumulated other comprehensive income into earnings is determined by the specific identification method. Significant fluctuations in short-term interest rates could have a material impact on interest income and unrealized gains and losses from the Company’s investment portfolio.

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

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment charge in the consolidated statements of income. During the years ended December 31, 2006, 2005 and 2004, the Company did not record any such impairment charges.

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

The Company evaluates specific accounts where information exists that the customer may have an inability to meet its financial obligations. In these cases, based on the best available facts and circumstances, a specific reserve is recorded for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Also, a general reserve is established for all customers based on the aging of the receivables. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due to the Company are adjusted.

At December 31, 2006, one customer comprised approximately 13% of the consolidated accounts receivable balance. At December 31, 2005, two customers comprised approximately 21% and 12% of the consolidated accounts receivable balance. For the years ended December 31, 2006, 2005 and 2004, the Company did not have any individual customers that comprised more than 10% of total revenues.

At December 31, 2006 and 2005, the Company’s cash and cash equivalents were maintained primarily with three major financial institutions in the United States. Deposits with these institutions generally exceed the amount of insurance provided on such deposits.

Long-Lived Assets—The Company accounts for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. The Company evaluates the recoverability of long-lived assets, other than indefinite life intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is used, significant declines in the Company’s stock price for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces.

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to three years for computer software and equipment and three to seven years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company’s financial statements with the resulting gain or loss reflected in the Company’s results of operations. Repairs and maintenance costs are expensed as incurred.

Definite-lived identifiable intangible assets are amortized over their estimated useful lives, ranging from two to ten years. The Company’s intangible assets were acquired primarily in connection with business combinations.

Goodwill—Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets. SFAS No. 142 requires goodwill to be carried at cost, prohibits the amortization of goodwill and requires the Company to test goodwill for impairment at least annually. The Company performs an impairment test of its goodwill annually during the fourth quarter of its fiscal year or when events and circumstances change that would indicate that goodwill might be permanently impaired. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, significant declines in the Company’s stock price for a sustained period or significant underperformance relative to expected historical or projected future results of operations.

The testing for a potential impairment of goodwill involves a two-step process. The first step of the impairment test involves comparing the estimated fair values of the Company’s reporting units with their respective book values, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require independent valuations of certain internally generated and unrecognized intangible assets such as the Company’s pay account base, software and technology and patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

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

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. Consequently, to the extent an indefinite-lived or a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period. Definite-lived identifiable intangible assets are amortized on either a straight-line basis or an accelerated basis. The Company determines the appropriate amortization method by performing an analysis of expected cash flows over the estimated useful life of the asset and matches the amortization expense to the expected cash flows from those assets.

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

Member Redemption Liability—The member redemption liability represents the estimated costs associated with the Company’s obligation to redeem outstanding member balances (in points), less an allowance for points expected to expire prior to redemption. Such members’ points may be converted by enrolled members into various third-party gift certificates, frequent travel programs, coupons or other rewards. Points are granted to members when they respond to direct marketing offers delivered by the Company, purchase goods from advertisers or engage in other specified activities. The Company is liable for providing the rewards to members if and when such members seek to redeem accumulated points upon reaching required redemption thresholds. The member redemption liability is estimated based upon a weighted-average cost of points that may be redeemed in the future. The liability is based upon historical redemption costs and management’s estimate of future trends. Under the current policy, the Company reserves the right to cancel or disable accounts and expire unredeemed points in those accounts that are inactive for a period of twelve consecutive months. “Inactive” shall be defined as a lack of one of the following: Web site visit (click through); email response; survey completion; profile update; or any point-earning or point-spending transaction. The Company bases its estimate of points that will not be redeemed on an analysis of historical point earning trends, redemption activity and individual member accounts. This analysis is updated quarterly.

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

Billable services revenues are recognized in the period in which fees are fixed or determinable and the related products or services are provided to the user. The Company’s pay accounts generally pay in advance for their service by credit card, and revenue is then recognized ratably over the period in which the related services are provided. Advance payments from subscribers are recorded on the balance sheet as deferred revenue. The Company offers alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include ACH, payment by personal check or money order or through a local telephone company. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

Advertising revenues consist primarily of fees which result from users utilizing partner Internet search services, fees generated by users viewing and clicking on third-party Web site banners and text-link advertisements, fees generated by enabling customer registrations for partners and fees from referring users to, or from users making purchases on, sponsors’ Web sites. Revenues are recognized provided that no significant obligations remain, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company recognizes banner advertising and sponsorship revenues in the periods in which the advertisement or sponsorship placement is displayed, based upon the lesser of (i) impressions delivered divided by the total number of guaranteed impressions or (ii) ratably over the period in which the advertisement is displayed. The Company’s obligations typically include a minimum number of impressions or the satisfaction of other performance criteria. Revenue from performance-based arrangements, including referral revenues, is recognized as the related performance criteria are met. In determining whether an arrangement exists, the Company ensures that a binding contract is in place, such as a standard insertion order or a fully executed customer-specific agreement. The Company assesses whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of internally tracked performance data to the contractual performance obligation and to third-party or customer performance data in circumstances where that data is available. Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash.

The Company’s MyPoints subsidiary earns revenue primarily from corporate advertising customers by charging fees for sending emails to the MyPoints’ members and placing advertising on the MyPoints Web site. Under the terms of advertising contracts, MyPoints earns revenue primarily based on three components: (1) transmission of email advertisements to enrolled members, (2) unique clicks on transmitted emails and (3) actual transactions by members over the Internet. Revenue is recognized when email is transmitted to members, when responses are received and when members complete online transactions. Each of these activities is a discrete, independent activity, which generally is specified in the advertising sales agreement entered into with the customer. As the earning activities take place, activity measurement data (e.g., number of emails delivered and number of responses received) is accumulated and the related revenue is recorded. Revenue from the sale of points to MyPoints’ advertisers is deferred over a fifteen-month period, which is the expected time that either the points are redeemed and MyPoints provides a reward, or the points expire prior to redemption. Revenue is also deferred if MyPoints has performed under the contract and has billed for its services, but the collection of the receivable is not reasonably assured. In such case, revenue is recognized once the collection of the cash is no longer in doubt. Also, deferred revenue represents invoiced services that have not yet been performed.

Cost of Revenues—Cost of revenues includes telecommunications and data center costs; personnel and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; email technical support and license fees; costs related to providing telephone technical support; customer billing and billing support to our pay accounts; domain name registration fees; and costs of providing rewards to members of our loyalty marketing service.

Sales and Marketing—Sales and marketing expenses include advertising and promotion expenses, fees paid to distribution partners to acquire new pay and free accounts, personnel-related expenses for sales and marketing personnel and telemarketing costs incurred to acquire pay accounts, retain pay accounts and up-sell pay accounts to additional services. The Company has expended significant amounts on sales and marketing, including branding and customer acquisition campaigns consisting of television, Internet, sponsorships, radio, print and outdoor advertising and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote the Company’s products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expense for the years ended December 31, 2006, 2005 and 2004 was $117.7 million, $159.5 million and $147.1 million, respectively. At December 31, 2006 and 2005, $1.3 million and $3.6 million, respectively, of prepaid advertising and promotion expense was included in other current assets.

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

Software Development Costs—The Company accounts for cost incurred to develop software for internal use in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, which requires such costs be capitalized and amortized over the estimated useful life of the software. We capitalize costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company capitalized costs associated with internal-use software of $8.1 million and $4.5 million in the years ended December 31, 2006 and 2005, respectively, which are being depreciated on a straight-line basis over each project’s estimated useful life which is generally three years. Capitalized internal use software is included within computer software and equipment category within property and equipment, net.

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

Stock-Based Compensation—On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on the grant-date fair values of the awards. SFAS No. 123R supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R (see Note 5 for additional information).

The Company adopted SFAS No. 123R using the modified prospective transition method, and the Company’s consolidated financial statements at and for the year ended December 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock-based compensation expense recognized under SFAS No. 123R for the year ended December 31, 2006 was $19.2 million, which was primarily related to stock options, restricted stock and the discount on employee stock purchases. Stock-based compensation expense, recorded in accordance with APB Opinion No. 25, for the years ended December 31, 2005 and 2004 was $10.0 million and $2.4 million, respectively, which was primarily related to restricted stock.

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

Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to calculate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the year ended December 31, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested at, December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. For the periods prior to 2006, the Company accounted for forfeitures as they occurred. Accordingly, a pretax cumulative effect of accounting change adjustment totaling $1.1 million ($1.0 million, net of tax) was recorded in the March 2006 quarter to adjust for awards granted prior to January 1, 2006 that are not ultimately expected to vest.

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

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123R. In the June 2006 quarter, the Company adopted the provisions of FSP No. SFAS 123(R)-3.

Since the adoption of SFAS No. 123R, stock-based compensation expense reduced the Company’s results of operations as follows (in thousands, except per share amounts), excluding the cumulative effect of accounting change:

Year Ended December 31, 2006
Operating expenses:
Cost of revenues	$817
Sales and marketing	3,457
Product development	5,367
General and administrative	9,527
Stock-based compensation	19,168
Tax benefit recognized	(3,962)
Stock-based compensation, net of tax	$15,206
Stock-based compensation, net of tax per common share:
Basic	$0.24
Diluted	$0.23

The following table illustrates (in thousands, except per share amounts) the effect on net income and earnings per share in the prior year as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

	Year Ended December 31,
	2005	2004
Net income, as reported	$47,127	$117,480
Add: Stock-based compensation included in net income, net of tax	8,264	2,449
Deduct: Total stock-based compensation determined under fair value-based method for all awards, net of tax	(23,360)	(12,712)
Pro forma net income	$32,031	$107,217
Basic net income per share, as reported	$0.77	$1.91
Basic net income per share, pro forma	$0.52	$1.75
Diluted net income per share, as reported	$0.74	$1.81
Diluted net income per share, pro forma	$0.50	$1.64

Comprehensive Income—SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the Company, comprehensive income consists of its reported net income, net unrealized gains or losses on short-term investments and derivatives and foreign currency translation.

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

The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to realizability of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

Earnings Per Share—Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period, net of shares subject to repurchase rights, and excludes any dilutive effects of options or warrants, restricted stock, restricted stock units (“RSUs”) and convertible securities, if any. Diluted earnings per share is computed using the weighted-average number of common stock and common stock equivalent shares outstanding (including the effect of restricted stock) during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

Segments—The Company complies with the reporting requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Historically, the Company operated in one reportable segment, a provider of consumer Internet subscription services through a number of brands, including NetZero, Juno and Classmates. Effective in the March 2006 quarter, the Company is operating in two reportable segments: Communications—consisting of its Internet access, email and VoIP services; and Content & Media—consisting of its social-networking, Web-hosting, photo-sharing and, subsequent to the acquisition of MyPoints, loyalty marketing services. Unallocated corporate expenses are centrally managed at the corporate level and consist of corporate-related expenses, depreciation, amortization of intangible assets and stock-based compensation. The Company has restated the prior periods to reflect the change in the composition of the reportable segments. Management has determined that segment income from operations, which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation, is the appropriate measure for assessing performance of its segments and for allocating resources among its segments.

Operating Leases—The Company leases office space, data centers and certain office equipment under operating lease agreements with original lease periods of up to 10 years. Certain of the lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. While the Company’s analysis of the impact of this Interpretation is not yet complete, the Company does not anticipate it will have a material impact on its retained earnings at the time of adoption.

Effects of Prior Year Misstatements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in order to address the observed diversity in quantification practices with respect to annual financial statements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods. From a transition perspective, SAB No. 108 permits existing public companies to record the cumulative effect of initially applying the “dual approach” in the first year ending after November 15, 2006 by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. These disclosures are intended to make prior years’ materiality judgments easier for investors and others to assess. Assuming that a company has properly applied its previous approach to evaluating financial statement misstatements, the SEC staff has indicated that it will not object if the company does not restate financial statements for fiscal years ending on or before November 15, 2006. The implementation of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows, and results of operations.

2.                 ACQUISITIONS

MyPoints.com, Inc.

On April 10, 2006, the Company acquired MyPoints.com, Inc. for approximately $56.6 million in cash, including acquisition costs. MyPoints is a leading provider of member-driven Internet direct marketing services and provides advertisers with an integrated suite of incentive-based media products. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business

Combinations. The primary reason for the acquisition was to expand the Company’s Content & Media business offerings. MyPoints’ results of operations are included in the Company’s consolidated financial statements from the date of acquisition.

The purchase price was allocated based on the estimated fair values of assets and liabilities, including identifiable intangible assets. The purchase price allocation is considered final. The following table summarizes the net liabilities assumed and the intangible assets and goodwill acquired in connection with the acquisition (in thousands):

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

The weighted-average amortizable life of the acquired intangible assets is 6.4 years. The acquisition was treated as an acquisition of net assets for tax purposes and, accordingly, the $49.1 million of goodwill acquired is tax deductible.

The following summarized unaudited pro forma information assumes that the acquisition of MyPoints had occurred at January 1, 2006 and 2005 (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005
Revenues	$535,647	$563,343
Income before cumulative effect of accounting change	$41,518	$48,540
Net income	$42,559	$48,540
Basic net income per share:
Income before cumulative effect of accounting change	$0.65	$0.79
Net income	$0.66	$0.79
Diluted net income per share:
Income before cumulative effect of accounting change	$0.63	$0.76
Net income	$0.64	$0.76

The Names Database

In March 2006, the Company acquired The Names Database for approximately $10.1 million in cash, including acquisition costs. The Names Database is a global social-networking service that acts as an intermediary between members, allowing them to send messages through the site to one another. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141. The primary reason for the acquisition was to acquire The Names Database’s member relationships and software, which had the effect of expanding the Company’s social-networking services. The Names Database’s results of operations are included in the Company’s consolidated financial statements from the date of acquisition.

The purchase price was allocated based on the estimated fair values of assets and liabilities, including identifiable intangible assets. The purchase price allocation is considered final. The following table summarizes the net liabilities assumed and the intangible assets and goodwill acquired in connection with the acquisition (in thousands):

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

The weighted-average amortizable life of the acquired intangible assets is 6.6 years. The $9.1 million of goodwill acquired is not deductible for tax purposes. The pro forma effect of the transaction is immaterial to the consolidated financial statements.

PhotoSite

In March 2005, the Company acquired certain assets related to PhotoSite, the online digital photo-sharing service of Homestead Technologies, Inc., for approximately $10.1 million in cash, including acquisition costs, and entered into a related licensing and support agreement with Homestead Technologies. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations. The primary reason for the acquisition was to acquire PhotoSite’s software and services to enhance the Company’s other services and to expand the Company’s subscription offerings.

The purchase price was allocated based on the estimated fair values of assets and liabilities, including identifiable intangible assets. The purchase price allocation is considered final. The following table summarizes the net liabilities assumed and the intangible assets and goodwill acquired in connection with the acquisition (in thousands):

Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Property and equipment	$4
Deferred revenue	(190)
Total net liabilities assumed	(186)
Intangible assets acquired:
Pay accounts	330	2 years
Proprietary rights	20	5 years
Software and technology	4,200	5 years
Total intangible assets acquired	4,550
Goodwill	5,738
Total purchase price	$10,102

The weighted-average amortizable life of the acquired intangible assets is 4.8 years. The $5.7 million of goodwill is tax deductible. The pro forma effect of the transaction is immaterial to the consolidated financial statements.

Cash paid for acquisitions during the year ended December 31, 2006 included a $1.5 million payment for the acquisition of certain assets related to PhotoSite, which amount was included in accrued liabilities at December 31, 2005.

In the December 2006 quarter, the Company recorded impairment charges totaling $8.8 million related to its photo-sharing service (see Note 6).

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

The purchase price of approximately $131.4 million, including acquisition costs of $3.1 million for professional, accounting, legal and administrative fees, was allocated to Classmates’ net assets based on their fair values. The excess of the purchase price over the estimated fair values of the net assets acquired, including identifiable intangible assets, was recorded as goodwill. The Company assumed 0.5 million unvested options as of the acquisition date, and the fair value of the options assumed was determined based on the Black-Scholes option pricing model using a weighted-average expected life of five years, 0% dividend, volatility of 99%, and a risk-free interest rate of 3%. The following table summarizes the purchase price (in thousands):

Cash	$125,453
Fair value of options assumed	4,325
Intrinsic value of unvested options	(1,445)
Acquisition costs	3,065
Total purchase price	$131,398

n

The following table summarizes the net liabilities assumed and goodwill and intangible assets acquired in connection with the acquisition of Classmates (in thousands):

		Estimated
	Estimated	Amortizable
Description	Fair Value	Life
Net liabilities assumed:
Cash	$30,350
Accounts receivable	3,396
Property and equipment	9,700
Other assets	2,384
Accounts payable and accrued liabilities	(6,742)
Deferred revenue	(23,757)
Deferred income taxes	(14,170)
Capital leases	(1,485)
Other long-term liabilities	(286)
Total net liabilities assumed	(610)
Intangible assets acquired:
Trademark and trade name	13,800	10 years
Advertising contracts and related relationships	7,200	3.5 years
Pay accounts	21,700	4 years
Free accounts	21,500	10 years
Other intangibles	536	7 years
Total intangible assets acquired	64,736
Goodwill	67,272
Total purchase price	$131,398

The weighted-average amortizable life of acquired definite-lived intangible assets is 7.2 years. The goodwill is not deductible for tax purposes.

The following summarized unaudited pro forma financial information assumes that the acquisition of Classmates had occurred at January 1, 2004 (in thousands, except per share amounts).

Year Ended December 31, 2004
Revenues	$513,300
Net income	$111,882
Net income per share—basic	$1.82
Net income per share—diluted	$1.70

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

The purchase price of approximately $11.9 million was paid in cash and allocated to the net assets acquired based on their estimated fair values, including identifiable intangible assets. The following table summarizes the net liabilities assumed and the intangible assets and goodwill acquired in connection with the acquisition (in thousands):

		Estimated
	Estimated	Amortizable
Description	Fair Value	Life
Net liabilities assumed:
Accounts receivable	$292
Property and equipment	199
Other assets	69
Accounts payable	(215)
Deferred revenue	(1,710)
Total net liabilities assumed	(1,365)
Intangible assets acquired:
Pay accounts	3,190	4 years
Proprietary rights	400	7 years
Software and technology	2,220	3 years
Total intangible assets acquired	5,810
Goodwill	7,489
Total purchase price	$11,934

The weighted-average amortizable life of acquired intangible assets is 3.8 years. The $7.5 million of goodwill acquired is deductible for tax purposes. The pro forma effect of the transaction is immaterial to the consolidated financial statements.

3. BALANCE SHEET COMPONENTS

Short-Term Investments

Short-term investments consist of the following (in thousands):

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$2,500	$—	$—	$2,500
Government agencies	140,822	15	(227)	140,610
Total	$143,322	$15	$(227)	$143,110

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$28,143	$3	$(10)	$28,136
Government agencies	116,321	—	(492)	115,829
Total	$144,464	$3	$(502)	$143,965

Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income on the consolidated balance sheets. The Company had no material realized gains or losses from the sale of short-term investments in the years ended December 31, 2006 and 2005. The Company recognized $0.1 million of realized gains from the sale of short-term investments in the year ended December 31, 2004.

The following table summarizes the fair value and gross unrealized losses on the Company’s short-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005 (in thousands):

	December 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate notes	$—	$—	$—	$—	$—	$—
Government agencies	21,432	(5)	22,568	(222)	44,000	(227)
Total	$21,432	$(5)	$22,568	$(222)	$44,000	$(227)

	December 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate notes	$26,132	$(10)	$—	$—	$26,132	$(10)
Government agencies	33,990	(172)	19,819	(320)	53,809	(492)
Total	$60,122	$(182)	$19,819	$(320)	$79,941	$(502)

The Company’s investment portfolio consists of both corporate and government securities that have a maximum maturity of four years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields.

Maturities of short-term investments were as follows (in thousands):

	December 31, 2006		December 31, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$24,502	$24,499	$39,119	$39,091
Maturing between 1 year and 4 years	34,930	34,781	39,995	39,584
Maturing after 4 years	83,890	83,830	65,350	65,290
Total	$143,322	$143,110	$144,464	$143,965

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Computer software and equipment	$106,067	$90,357
Furniture and fixtures	15,195	11,351
	121,262	101,708
Less: accumulated depreciation	(86,966)	(68,615)
Total	$34,296	$33,093

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $21.3 million, $15.5 million and $8.7 million, respectively. Assets under capital leases are included in computer software and equipment. At December 31, 2006, the amount capitalized and the related accumulated depreciation were $0.4 million and $0.4 million, respectively. At December 31, 2005, the amount capitalized and the related accumulated depreciation were $1.3 million and $0.7 million, respectively.

Goodwill and Intangible Assets

The changes in goodwill for the years ended December 31, 2005 and 2006 were as follows (in thousands):

Balance at December 31, 2004	$76,458
Adjustments to Classmates’ goodwill	(1,697)
Goodwill recorded in connection with the acquisition of the Company’s photo-sharing service	5,738
Balance at December 31, 2005	80,499
Goodwill recorded in connection with The Names Database acquisition	9,092
Goodwill recorded in connection with MyPoints acquisition	49,122
Goodwill recorded in connection with Trombi acquisition	184
Impairment of goodwill related to the Company’s photo-sharing service (see Note 6)	(5,738)
Reduction of acquired deferred tax assets	(141)
Balance at December 31, 2006	$133,018

The adjustment to Classmates’ goodwill is primarily due to an increase in deferred tax assets for tax benefits associated with expense deductions and a reduction in deferred tax liabilities due to an adjustment in the state income tax rate expected to apply to future reversals of acquired book/tax basis differences.

Intangible assets consist of the following (in thousands):

	December 31, 2006
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$107,903	$(76,810)	$31,093
Trademarks and trade names	25,786	(6,839)	18,947
Advertising contracts and related relationships	7,229	(6,130)	1,099
Software and technology	5,340	(4,859)	481
Patents, domain names and other	4,595	(2,562)	2,033
Total	$150,853	$(97,200)	$53,653

	December 31, 2005
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$98,732	$(66,103)	$32,629
Trademarks and trade names	21,952	(4,254)	17,698
Advertising contracts and related relationships	7,200	(3,871)	3,329
Software and technology	9,280	(4,691)	4,589
Patents, domain names and other	3,247	(2,154)	1,093
Total	$140,411	$(81,073)	$59,338

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $17.6 million, $21.8 million and $20.4 million, respectively.

Estimated future amortization expense at December 31, 2006 is as follows (in thousands):

Year Ending December 31,
2007	$12,796
2008	9,281
2009	7,904
2010	6,231
2011	5,217
Thereafter	12,224
Total	$53,653

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Employee compensation and related expenses	$27,061	$20,353
Income taxes payable	9,305	9,769
Subscriber referral fees	250	4,281
Other	2,931	1,846
Total	$39,547	$36,249

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

Term Loan and Interest Rate Cap

In December 2004, the Company borrowed $100 million through a term loan facility dated December 3, 2004. A small portion of the proceeds of the term loan facility were used to purchase shares tendered pursuant to the Company’s tender offer and to pay related fees and expenses. The funds were available for general corporate purposes, stock repurchases and acquisitions, subject to certain limitations.

The term loan was to mature in four years and amortized in an annual amount of $23.3 million in years one, two and three and $30 million in year four, payable in quarterly installments. Any voluntarily prepayments made by the Company reduced, on a pro-rata basis, the remaining outstanding amortization payments. The Company had the option to maintain the term loan as either base rate loans or Eurodollar loans, but at no time could there be outstanding more than four Eurodollar loans. Interest on the loans outstanding under the term loan facility was payable, at the Company’s option, at (a) a base rate equal to the higher of (i) the prime rate plus a margin of 2% and (ii) 0.50% in excess of the overnight federal funds rate plus a margin of 2% or (b) at a eurodollar rate generally equal to LIBOR with a maturity comparable to a selected interest period, plus a margin of 3%.

The Company was able to make optional prepayments of the term loan, in whole or in part (subject to a minimum prepayment amount), without premium or penalty, and subject to the reimbursement of lenders’ customary breakage costs in the case of a prepayment of Eurodollar borrowings. Subject to certain limitations, the Company was required to make prepayments of a portion of the term loan from excess cash flow (commencing in the first quarter of 2006), proceeds of asset sales, insurance recovery and condemnation events and the issuance of equity and debt. During the year ended December 31, 2005, the Company made voluntary prepayments of $28.8 million on the term loan which reduced future principal repayments on a pro rata basis.

The facility was collateralized by substantially all of the Company’s assets and was unconditionally guaranteed by each of the Company’s domestic subsidiaries.

The credit agreement contained certain financial and other covenants that placed restrictions on additional indebtedness by the Company, liens against the Company’s assets, payment of dividends, consolidation, merger, purchase or sale of assets, capital expenditures, investments and acquisitions. At December 31, 2005, the Company was in compliance with all covenants.

The credit agreement also included certain customary events of default such as payment defaults, cross defaults to other indebtedness, bankruptcy and insolvency, and a change in control, the occurrence of which would cause all amounts under the agreement to become immediately due and payable. At December 31, 2005, no events of default had occurred.

On January 31, 2005, the Company purchased an interest-rate cap to reduce the variability in the amount of expected future cash interest payments that were attributable to LIBOR-based market interest rates. The interest-rate cap was designated and qualified as a cash flow hedge. The Company paid a $0.2 million premium to enter into the cap, which provided protection through January 31, 2007 on $25 million of the Company’s outstanding term loan balance. The cap protected the Company from an increase in three month LIBOR over 3.5% on $25 million of borrowings over a two-year term. Changes in the fair value of the effective portion of the cap were recognized in accumulated other comprehensive income. Should the cap have become ineffective as a hedge, gains and losses would have been recognized in the results of operations in that period. The Company recognized an unrealized gain of approximately $0.1 million in accumulated other comprehensive income during the year ended December 31, 2005 related to the effective portion of the cash flow hedge as the cap was considered perfectly effective during the year ended December 31, 2005. Amounts in accumulated other comprehensive income were reclassified into earnings in the same periods during which the future hedged cash interest payments affected earnings.

In January 2006, the Company paid, in full, the outstanding balance on the term loan of approximately $54.2 million. Effective upon payment of the outstanding balance, the Credit Agreement terminated and was of no further force or effect. In connection with the repayment of the term loan in January 2006, the Company terminated the interest rate cap. During the quarter ended March 31, 2006, the Company accelerated and recognized approximately $1.5 million in deferred financing costs in connection with the early repayment of the term loan.

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

Preferred Stock

The Company has 5.0 million shares of preferred stock authorized with a par value of $0.0001, of which 300,000 shares are designated as Series A junior participating preferred stock. At December 31, 2006 and 2005, the Company had no shares issued or outstanding.

Common Stock Subject to Repurchase

At December 31, 2006 and 2005, there were 475,000 shares of common stock that were subject to repurchase related to unvested shares under restricted stock agreements.

Common Stock Repurchases

The Company’s Board of Directors authorized a common stock repurchase program that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2007. At December 31, 2006, the Company had repurchased $139.2 million of its common stock under the program, leaving $60.8 million remaining under the program.

Shares withheld from RSUs awarded to employees upon vesting to pay applicable withholding taxes on their behalf are considered common stock repurchases, but are not counted as purchases against the

Board-approved repurchase program. Upon vesting, the Company currently does not collect the applicable withholding taxes for RSUs from employees. Instead, the Company automatically withholds, from the RSUs that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. The Company then pays the applicable withholding taxes in cash, which is accounted for as a repurchase of common stock. The first RSU vest occurred in February 2006. In the year ended December 31, 2006, approximately 215,000 shares were withheld from RSUs that vested in order to pay the applicable employee withholding taxes.

Dividends

Dividends are paid on common shares and RSUs outstanding as of the record date.

In May, August and October of 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The quarterly dividends were paid on May 31, 2005, August 31, 2005 and November 30, 2005 and totaled $12.6 million, $12.7 million and $12.8 million, respectively.

The Company’s Board of Directors declared quarterly dividends of $0.20 per share in February 2006, May 2006,  August 2006 and November 2006 which were paid on February 28, 2006, May 31, 2006,  August 31, 2006 and November 30, 2006 and totaled $12.9 million, $13.4 million, $13.5 million and $13.7 million, respectively.

In February 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend was February 14, 2007 and the dividend, which totaled $13.7 million, was paid on February 28, 2007.

The payment of future dividends is discretionary and will be subject to determination by the Board of Directors each quarter following its review of the Company’s financial performance. Dividends are declared and paid out of the Company’s surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is as follows (in thousands):

	Unrealized gain (loss) on short-term investments, net of tax	Unrealized gain on derivative, net of tax	Foreign currency translation	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2004	$1,648	$—	$—	$1,648
Current period change	(1,666)	—	9	(1,657)
Balance at December 31, 2004	(18)	—	9	(9)
Current period change	(282)	83	(119)	(318)
Balance at December 31, 2005	(300)	83	(110)	(327)
Current period change	172	(83)	(7)	82
Balance at December 31, 2006	$(128)	$—	$(117)	$(245)

5. STOCK-BASED COMPENSATION PLANS

The Company has three active equity plans under which it is authorized to grant stock options, restricted stock awards and RSUs.

Stock options granted to employees generally vest over a three- or four-year period. Stock options granted to directors generally vest over a nine-month to three-year period, either monthly or annually. Stock option grants expire after ten years unless cancelled earlier due to termination of employment or Board service. Certain stock option grants are immediately exercisable for unvested shares of common stock, with the unvested portion of the shares remaining subject to repurchase by the Company at the exercise price until the vesting period is complete.

RSUs granted to employees generally vest over a two- to four-year period. RSUs granted to non-employee directors generally vest over a one-year period.

Upon the exercise of a stock option award, the vesting of an RSU or the grant of restricted stock, common shares are issued from authorized but unissued shares. At December 31, 2006, an aggregate of 27.6 million shares were reserved under the Company’s plans, of which 4.0 million shares were available for issuance at December 31, 2006.

Stock-Based Compensation Recognized

The following table summarizes the stock-based compensation that has been included in the following captions for each of the periods presented (in thousands):

	Year Ended December 31,
	2006	2005	2004
Operating expenses:
Cost of revenues	$817	$183	$16
Sales and marketing	3,457	954	76
Product development	5,367	1,069	32
General and administrative	9,527	7,746	2,325
Total stock-based compensation	$19,168	$9,952	$2,449
Tax benefit recognized	$3,962	$1,688	$116

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

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.6%	4.2%	3.3%
Expected life (in years)	3.8	5.0	5.0
Dividend yield	6.1%	2.3%	0.0%
Volatility	60.0%	91.6%	103.0%

The following table summarizes activity during the years ended December 31, 2004, 2005 and 2006:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2004	13,207	$10.83
Assumed in connection with acquisition	540	5.09
Granted	1,818	17.83
Exercised	(1,856)	3.24
Cancelled	(479)	14.37
Outstanding at December 31,2004	13,230	12.50
Granted	2,541	11.20
Exercised	(2,374)	2.47
Cancelled	(1,769)	18.71
Outstanding at December 31, 2005	11,628	13.31
Granted	210	13.18
Exercised	(2,163)	4.37
Cancelled	(2,566)	23.46
Outstanding at December 31, 2006	7,109	$12.37	6.50	$23,182
Exercisable at December 31, 2006	5,775	$12.56	6.05	$20,689

Total unrecognized compensation cost related to unvested stock options at December 31, 2006, prior to the consideration of expected forfeitures, is approximately $3.5 million and is expected to be recognized over a weighted-average period of 1.0 years.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was $4.51, $7.08 and $13.75, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $17.3 million, $20.9 million and $20.5 million, respectively. Cash received from the exercise of stock options was $9.5 million, $5.9 million and $6.0 million, respectively, for the years ended December 31, 2006, 2005 and 2004. The tax benefits realized from stock options exercised in the years ended December 31, 2006, 2005 and 2004 were approximately $3.9 million, $6.8 million and $7.7 million, respectively.

Modifications

Acceleration of Stock Options—In December 2005, the Company’s Compensation Committee of the Board of Directors approved the acceleration of vesting of all options to purchase the Company’s common stock with exercise prices in excess of $16.00. These options were granted to executive officers and other employees of the Company under the Company’s 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan. Options to purchase 1.3 million shares of the Company’s common stock were subject to this acceleration and such options had exercise prices ranging from $16.01 to $64.17, and had a weighted- average exercise price of $18.47.

The acceleration of vesting of these out-of-the-money options was undertaken primarily to eliminate any future compensation expense the Company would otherwise recognize in its income statement with respect to these options with the implementation of SFAS No. 123R effective January 1, 2006. The Company estimated this compensation expense, before tax, would have totaled approximately $3.8 million over the course of the original vesting periods. Ninety-five percent of the options would have vested within approximately 1.5 years from the effective date of the acceleration with the remaining 5% vesting within approximately 2.5 years from the date of acceleration. The Company also believed that because the options to be accelerated had exercise prices in excess of the then current market value of the Company’s common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Tender Offer—In March 2006, the Company offered eligible employees of the Company the opportunity to exchange any outstanding stock options granted to them which had an exercise price per share of the Company’s common stock at or above $16.00 (the “Eligible Options”) in return for RSUs. The exchange offer expired in April 2006, and approximately 1.8 million shares of common stock underlying Eligible Options were exchanged for RSUs covering approximately 0.4 million shares of common stock in exchange for the cancellation of the Eligible Options. The exchange was offered to 315 eligible employees and was accounted for as a modification under SFAS No. 123R in the June 2006 quarter. The number of RSUs that were issued in exchange for each tendered Eligible Option was based on the per share exercise price of that option and was, in all events, less than the number of shares subject to the tendered option. Eligible Options with exercise prices between $16.00 and $20.00 were exchanged based on a ratio of one RSU for four Eligible Options. Eligible Options with exercise prices greater than $20.00 were exchanged based on a ratio of one RSU for five Eligible Options. Total expense associated with the exchange, prior to the consideration of expected forfeitures, was approximately $0.8 million.

Restricted Stock and Restricted Stock Units

In January 2004, the Company granted 575,000 restricted shares of common stock with a weighted-average grant date fair value of $19.91. In January 2005, 100,000 of these shares were cancelled. At December 31, 2006, 475,000 restricted shares of common stock were outstanding. The shares vest entirely at the end of a four-year vesting period in January 2008.

The following table summarizes activity for RSUs during the years ended December 31, 2005 and 2006:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Outstanding at January 1, 2005	—	$—
Granted	1,674	10.77
Vested	—	—
Cancelled	(32)	10.55
Outstanding at December 31, 2005	1,642	10.78
Granted	2,208	10.36
Vested	(629)	8.74
Cancelled	(381)	9.46
Outstanding at December 31, 2006	2,840	$11.08

At December 31, 2006, the intrinsic value of outstanding restricted stock and RSUs was approximately $44.0 million. Total unrecognized compensation cost related to unvested restricted stock and RSUs at December 31, 2006 prior to the consideration of expected forfeitures is approximately $23.8 million and is expected to be recognized over a weighted-average period of 1.4 years. The fair value of RSUs that vested during the year ended December 31, 2006 was approximately $7.6 million.

Recent Awards

On February 15, 2007, the Compensation Committee of the Board of Directors approved grants of 0.6 million RSUs with a fair value equal to $8.2 million to the Company’s executive officers. Each RSU entitles the officers to receive one share of the Company’s common stock upon vesting. The units vest one third annually over the three-year period beginning February 15, 2007.

On February 15, 2007, the Company approved grants of 1.3 million RSUs with a fair value equal to $18.0 million to the Company’s employees. The units vest twenty-five percent on February 15, 2008 and quarterly thereafter for three years.

Employee Stock Purchase Plan

The Company has a 2001 Employee Stock Purchase Plan (“ESPP”), which expires in the year 2011, and under which approximately 5.8 million shares of the Company’s common stock were reserved under the plan at December 31, 2006. At December 31, 2006, 2.6 million shares were available for issuance. Under the ESPP, each eligible employee may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock on two “purchase dates” each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which the purchase date occurs or (ii) the closing selling price per share on the purchase date. Each offering period has a twenty-four month duration and purchase intervals of six months.

The fair value of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31, 2006
Risk-free interest rate	3.8%
Expected life (in years)	0.5-2.0
Dividend yield	8.3%
Volatility	52.1%

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

For the year ended December 31, 2006, the Company recognized approximately $1.9 million of stock-based compensation expense related to the ESPP. For the years ended December 31, 2005 and 2004, the Company recognized $0 of stock-based compensation expense related to the ESPP. Total unrecognized compensation cost related to the ESPP at December 31, 2006 is approximately $1.1 million and is expected to be recognized over a weighted-average period of 0.6 years.

6. IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND LONG-LIVED ASSETS

Under SFAS No. 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually or when events and circumstances change that would indicate that goodwill might be permanently impaired. In the December 2006 quarter, the Company tested goodwill for impairment and recorded a goodwill impairment charge of $5.7 million and an intangible assets impairment charge of $3.0 million related to its photo-sharing service within the Content & Media segment. The $3.0 million intangible assets impairment charge was comprised of $2.9 million of acquired software technology and $0.1 million of acquired pay accounts, proprietary rights and domain names. The Company determined the amount of the charge based on an estimate of the fair value of the photo-sharing assets, using the income approach, discounted cash flow method.

Under SFAS No. 144, long-lived assets, other than indefinite life intangible assets, must be tested for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the December 2006 quarter, the Company recognized asset impairment charges of $4.5 million attributable to certain assets of its VoIP services within the Communications segment. As a result of slower than expected growth of the VoIP market in the United States, current period operating losses and projected continuing operating losses, the Company evaluated the recoverability of certain assets and wrote off $4.3 million of capitalized software and $0.2 million of prepaid marketing and domain names. The Company was required to reduce the carrying value of the assets to fair value and recognized asset impairment charges because the carrying value of the affected assets exceeded the Company’s estimate of future undiscounted cash flows.

The Company determined that its goodwill and long-lived assets were not impaired based on its annual tests during the years ended December 31, 2005 and 2004.

The following table summarizes the impairment charges by segment recorded by the Company during the quarter and year ended December 31, 2006:

Communications:
VoIP-related long-lived assets	$4,504
Content & Media:
Goodwill related to the Company’s photo-sharing service	5,738
Intangible assets related to the Company’s photo-sharing service	3,043
8,781
Total impairment charges	$13,285

7. INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2006, 2005 and 2004 is comprised of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$33,433	$33,043	$23,385
State	6,469	5,625	4,042
	39,902	38,668	27,427
Deferred:
Federal	(8,629)	(3,958)	2,780
State	2,275	3,529	3,423
Foreign	(719)	(726)	(203)
Increase (decrease) in valuation allowance	3,464	2,732	(67,478)
	(3,609)	1,577	(61,478)
Provision (benefit) for income taxes	$36,293	$40,245	$(34,051)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate (in thousands):

	Year Ended December 31,
	2006	2005	2004
Taxes on income at the statutory federal rate (35% for all periods presented)	$27,133	$30,580	$29,200
State income taxes, net of federal tax benefits	3,858	4,454	4,853
Re-measurement of net deferred tax assets	2,265	2,473	4
Other differences, net	(427)	6	(630)
Increase (decrease) in valuation allowance	3,464	2,732	(67,478)
Provision (benefit) for income taxes	$36,293	$40,245	$(34,051)

For the year ended December 31, 2006, the Company recorded a tax provision of $36.3 million on pre-tax income of $77.5 million, resulting in an effective tax rate of 46.8%. The effective tax rate differs from the statutory rate primarily due to (1) stock-based compensation that is limited under Section 162(m) of the Internal Revenue Code (the “Code”); (2) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization; and (3) the re-measurement of net deferred tax assets in New York. Additionally, in 2006, the effective rate was increased due to the employee stock purchase plan compensation, the benefit which is not currently recognized under SFAS No. 123R. This increase was completely offset by the benefit of federal exempt interest income.

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

Components of net deferred tax assets at December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$66,303	$74,459
Depreciation and amortization	7,899	2,126
Stock-based compensation	8,841	4,817
Other	8,719	8,725
Total deferred tax assets	91,762	90,127
Less: valuation allowance	(6,850)	(4,670)
Total deferred tax assets after valuation allowance	84,912	85,457
Deferred tax liability:
Amortization of acquired intangible assets	(13,552)	(17,102)
Total deferred tax liability	(13,552)	(17,102)
Net deferred tax assets	$71,360	$68,355

The increase in the valuation allowance of $2.2 million during the year ended December 31, 2006 is attributable to compensation that is expected to be limited under Section 162(m) of the Code and foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding utilization. Based upon the Company’s assessment of all available evidence, it concluded that, primarily with the exception of certain compensation that is expected to be limited under Section 162(m) of the Code and foreign net operating losses, it is more likely than not that the remaining deferred tax assets will be realized. The Company will continue to monitor all available evidence in assessing the realization of its deferred tax assets in future periods, including recognizing an amount of taxable income during the carryforward period that equals or exceeds the Section 382 limitation.

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

In accordance with APB Opinion No. 23, Accounting for Income Taxes—Special Areas, the Company has not recognized federal deferred income taxes on the undistributed earnings of certain of its foreign subsidiaries that are indefinitely reinvested outside the U.S. The Company has indefinitely reinvested approximately $1.6 million of the cumulative undistributed earnings of certain foreign subsidiaries, of which $0.4 million was earned during the year ended December 31, 2006. If these earnings were distributed, a U.S. income tax liability would result.

At December 31, 2006, the Company had net operating loss and tax credit carryforwards for federal and state income tax purposes of approximately $175 million and $61 million, respectively, which begin to expire in 2018 and 2007, respectively. With respect to the state net operating losses, certain amounts will be further reduced pursuant to the state allocation and apportionment laws. These carryforwards have been adjusted to reflect the Company’s estimate of limitations under Section 382 of the Code. The Company has also claimed income tax deductions from the exercise of certain stock options and the related sale of common stock by employees, and, in 2006, the deduction includes the excess deduction for vested restricted stock. For the years ended December 31, 2006, 2005 and 2004, benefits of $5.8 million, $7.2 million and $8.6 million, respectively, were credited to stockholders’ equity.

8. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Income before cumulative effect of accounting change	$41,231	$47,127	$117,480
Cumulative effect of accounting change, net of tax	1,041	—	—
Net income	$42,272	$47,127	$117,480
Denominator:
Weighted-average common shares—basic	64,476	61,641	62,012
Less: weighted-average common shares subject to repurchase	(475)	(506)	(608)
Shares used to calculate basic net income per share	64,001	61,135	61,404
Add: Dilutive effect of stock options, restricted stock and employee stock purchase plan shares	2,268	2,680	3,608
Shares used to calculate diluted net income per share	66,269	63,815	65,012
Basic net income per share:
Income before cumulative effect of accounting change	$0.64	$0.77	$1.91
Cumulative effect of accounting change, net of tax	0.02	—	—
Basic net income per share	$0.66	$0.77	$1.91
Diluted net income per share:
Income before cumulative effect of accounting change	$0.62	$0.74	$1.81
Cumulative effect of change in accounting principle, net of tax	0.02	—	—
Diluted net income per share	$0.64	$0.74	$1.81

The diluted per share computations exclude stock options, unvested common stock and RSUs, which are antidilutive. The number of antidilutive shares at December 31, 2006, 2005 and 2004 was 3.0 million, 6.8 million and 6.4 million, respectively.

9. EMPLOYEE BENEFIT PLANS

The Company has a savings plan (the “Savings Plan”) that qualifies as a defined contribution plan under Section 401(k) of the Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 40%) of their eligible pretax earnings up to the Internal Revenue Service annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Plan. At December 31, 2004, the Company had made no contributions since the inception of the Savings Plan; however, on January 1, 2005, the Company began matching 25% of the employee’s contributions, up to plan limits. The Company recognized expenses of approximately $0.8 million and $0.6 million during the years ended December 31, 2006 and 2005 related to the Savings Plan match.

10. SEGMENT INFORMATION

Revenue and income from operations by segment are as follows (in thousands):

	Year Ended December 31, 2006
	Communications	Content & Media	Total
Billable services	$336,924	$86,641	$423,565
Advertising	39,013	60,076	99,089
Total revenues	$375,937	$146,717	$522,654
Segment income from operations	$132,839	$17,913	$150,752

	Year Ended December 31, 2005
	Communications	Content & Media	Total
Billable services	$396,331	$69,649	$465,980
Advertising	35,613	23,468	59,081
Total revenues	$431,944	$93,117	$525,061
Segment income from operations	$135,286	$16,541	$151,827

	Year Ended December 31, 2004
	Communications	Content & Media	Total
Billable services	$400,199	$10,622	$410,821
Advertising	34,276	3,520	37,796
Total revenues	$434,475	$14,142	$448,617
Segment income from operations	$126,641	$4,447	$131,088

Communications segment income from operations for the year ended December 31, 2006 included restructuring charges of $0.6 million and impairment charges of $4.5 million. Content & Media segment income from operations for the year ended December 31, 2006 included impairment charges of $8.8 million. All of these charges are included in the Company’s operating expenses.

A reconciliation of segment income from operations (which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation) to consolidated operating income, is as follows for each period presented (in thousands):

	Year Ended December 31,
	2006	2005	2004
Segment income from operations:
Communications	$132,839	$135,286	$126,641
Content & Media	17,913	16,541	4,447
Total segment income from operations	150,752	151,827	131,088
Corporate expenses	(18,635)	(18,035)	(20,740)
Depreciation	(21,290)	(15,481)	(8,003)
Amortization of intangible assets	(17,640)	(21,799)	(20,403)
Stock-based compensation	(19,168)	(9,952)	(2,449)
Consolidated operating income	$74,019	$86,560	$79,493

The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. In addition, segment assets are not reported to, or used by, the chief operating decision maker and therefore, pursuant to SFAS No. 131, total segment assets have not been disclosed. The Company’s $133.0 million of goodwill is related entirely to purchase transactions in the Content & Media segment.

The Company has not provided information about geographic segments because the vast majority of the Company’s revenues and related results of operations and identifiable assets are in the United States of America and additional geographic information is thus not material nor meaningful.

11. COMMITMENTS AND CONTINGENCIES

Financial Commitments

The Company’s financial commitments were as follows at December 31, 2006 (in thousands):

	Year Ending December 31,
Contractual Obligations:	Total	2007	2008	2009	2010	2011	Thereafter
Capital leases(1)	$32	$18	$14	$—	$—	$—	$—
Operating leases	40,181	7,331	7,094	6,076	4,685	4,010	10,985
Telecommunications purchases	12,050	7,550	4,500	—	—	—	—
Media purchases	2,311	2,311	—	—	—	—	—
Total	$54,574	$17,210	$11,608	$6,076	$4,685	$4,010	$10,985

(1)          Includes $2 of imputed interest.

The Company leases its facilities under operating leases expiring at various periods through 2014. Rental expense for operating leases for the years ended December 31, 2006, 2005 and 2004 was $6.6 million, $6.5 million and $4.3 million, respectively.

Legal Contingencies

On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero’s initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. The majority of issuers, including NetZero, and their insurers have approved a settlement agreement. The district court’s final approval of the settlement has been stayed pending the outcome of the Second Circuit’s decision to vacate the district court’s decision granting class certification in six of the suits.

On August 21, 2001, Juno commenced an adversary proceeding in U.S. Bankruptcy Court in the Southern District of New York against Smart World Technologies, LLC, dba “Freewwweb” (the “Debtor”), a provider of free Internet access that had elected to cease operations and had sought the protection of Chapter 11 of the Bankruptcy Code. The adversary proceeding arose out of a subscriber referral agreement between Juno and the Debtor. In response to the commencement of the adversary proceeding, the Debtor and its principals filed a pleading with the bankruptcy court asserting that Juno is obligated to pay compensation in an amount in excess of $80 million as a result of Juno’s conduct in connection with the subscriber referral agreement. In addition, a dispute arose between Juno and UUNET

Technologies, Inc., an affiliate of MCI WorldCom Network Services, Inc., regarding the value of services provided by UUNET, with UUNET claiming in excess of $1.0 million and Juno claiming less than $0.3 million. On August 4, 2006, Juno entered into a settlement agreement with the Committee of Unsecured Creditors providing for the settlement of all claims against Juno pursuant to a proposed plan of liquidation of the Debtor. The settlement and plan of liquidation were approved by the bankruptcy court in December 2006 and the deadline for appeal elapse in January 2007. We had previously reserved $6.25 million for the Freewwweb settlement, which was increased by $0.25 million in the December 2006 quarter. Pursuant to the settlement agreement, Juno paid a total of $6.5 million.

On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff’s patent which purported to cover user access to a computer network. Plaintiff sought injunctive and declaratory relief and damages. On October 28, 2005, the court issued an order granting defendants’ motions for summary judgment of non-infringement of the patent. MyMail appealed the trial court’s ruling, and on February 20, 2007, the Federal Circuit affirmed the trial court’s ruling.

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

On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. Plaintiff is seeking injunctive and declaratory relief and damages. NetZero has filed a response to the lawsuit denying the material allegations of the complaint. On January 29, 2007, counsel for Mr. Ewart advised the trial court that Mr. Ewart would be withdrawing from the action as a class representative and that counsel would seek permission from the court to add one or more new class representatives. On that same date, the court ordered counsel for Mr. Ewart to file their motion to substitute a new class representative by March 2, 2007. As of February 27, 2007, Mr. Ewart has not withdrawn from the action and his counsel has not filed a motion to substitute a new class representative.

The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, financial position, results of operations or cash flows, the results of litigation are inherently uncertain and the Company can provide no assurance that it will not be materially and adversely impacted by the results of such proceedings. At December 31, 2006, other than an immaterial reserve for the then unpaid portion of the Freewwweb settlement payment, the Company had not established reserves for any of the matters described above.

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

12. QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data)

Year ended December 31, 2006:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Revenues	$130,786	$129,636	$134,900	$127,332
Impairment of goodwill, intangible assets and long-lived assets	$13,285	—	—	—
Operating income	$9,304	$21,885	$22,258	$20,572
Income before cumulative effect of accounting change	$4,559	$13,436	$11,585	$11,651
Cumulative effect of accounting change, net of tax	—	—	—	1,041
Net income	$4,559	$13,436	$11,585	$12,692
Basic net income per share:
Income before cumulative effect of accounting change, net of tax	$0.07	$0.21	$0.18	$0.19
Cumulative effect of accounting change, net of tax	—	—	—	0.01
Basic net income per share	$0.07	$0.21	$0.18	$0.20
Diluted net income per share:
Income before cumulative effect of accounting change, net of tax	$0.07	$0.20	$0.18	$0.18
Cumulative effect of accounting change, net of tax	—	—	—	0.02
Diluted net income per share	$0.07	$0.20	$0.18	$0.20

Year ended December 31, 2005:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Revenues	$130,232	$132,778	$131,520	$130,531
Operating income	$22,082	$22,634	$20,859	$20,985
Net income	$12,374	$12,594	$10,672	$11,487
Net income per share—basic	$0.20	$0.21	$0.18	$0.19
Net income per share—diluted	$0.19	$0.20	$0.17	$0.18

UNITED ONLINE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged/ (Credited) to Expense		Charged to Other Accounts		Charges Utilized/ Writeoffs		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2006	$1,325	$(298)		$300	(a)	$(3	)(b)	$1,324
Year ended December 31, 2005	647	678		—		—		1,325
Year ended December 31, 2004	288	75		284	(c)	—		647
Valuation allowance for deferred tax assets:
Year ended December 31, 2006	$4,670	$3,464	(d)	$—		$(1,284	)(e)	$6,850
Year ended December 31, 2005	1,938	2,732	(d)	—		—		4,670
Year ended December 31, 2004	87,212	(67,478	)(f)	(20,783	)(g)	2,987	(h)	1,938

(a)           Represents allowance for doubtful accounts acquired in connection with the acquisition of MyPoints.

(b)          Represents specific amounts written off that were considered to be uncollectible.

(c)           Represents allowance for doubtful accounts acquired in connection with the acquisition of Classmates.

(d)          Represents the increase in valuation allowance primarily due to executive compensation that is limited under Section 162(m) of the Code and foreign losses, the benefit of which is not currently recognizable.

(e)           Represents the release of valuation allowance for executive compensation subject to Section 162(m) of the Code.

(f)             Represents the release of valuation allowance primarily to recognize the actual and future tax benefits of deferred tax assets.

(g)           Represents the release of valuation allowance primarily to recognize the future tax benefits for stock option deductions and net operating losses acquired in the Merger.

(h)          Represents net adjustments to the valuation allowance primarily related to the Merger.