Form 10-Q
period 2007-03-31
UNITED ONLINE INC
filed 2007-05-03
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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

There were 66,733,323 shares of the registrant’s common stock outstanding at April 27, 2007.

In this document, “United Online,” the “Company,” “we,” “us” and “our” collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the markets in which we compete, our pay accounts, our product and service offerings, the advertising market, operating expenses, operating efficiencies, revenues, capital requirements, tax payments and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and our other filings with the SEC set forth some of the important risk factors that may affect our business, financial position, results of operations and cash flows. Statements indicating factors that we believe may impact our results are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNITED ONLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,585	$19,252
Short-term investments	151,426	143,110
Accounts receivable	30,739	32,226
Deferred tax assets, net	11,147	11,705
Other current assets	12,981	13,426
Total current assets	222,878	219,719
Property and equipment, net	35,339	34,296
Deferred tax assets, net	60,600	59,655
Goodwill	133,018	133,018
Intangible assets, net	50,162	53,653
Other assets	4,183	2,678
Total assets	$506,180	$503,019
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,806	$36,550
Accrued liabilities	30,016	39,547
Member redemption liability	16,804	15,835
Deferred revenue	57,715	53,121
Current portion of capital leases	17	17
Total current liabilities	142,358	145,070
Member redemption liability	4,378	4,154
Deferred revenue	3,878	3,227
Capital leases	9	13
Other liabilities	4,782	3,589
Total liabilities	155,405	156,053
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	430,098	439,383
Accumulated other comprehensive loss	(179)	(245)
Accumulated deficit	(79,151)	(92,179)
Total stockholders’ equity	350,775	346,966
Total liabilities and stockholders’ equity	$506,180	$503,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended March 31,
	2007	2006
Revenues	$129,851	$127,332
Operating expenses:
Cost of revenues (including stock-based compensation, see Note 4)	29,247	29,890
Sales and marketing (including stock-based compensation, see Note 4)	46,025	43,419
Product development (including stock-based compensation, see Note 4)	13,471	12,816
General and administrative (including stock-based compensation, see Note 4)	15,489	16,246
Amortization of intangible assets	3,495	4,389
Total operating expenses	107,727	106,760
Operating income	22,124	20,572
Interest and other income, net	1,700	1,716
Interest expense	(360)	(1,716)
Income before income taxes	23,464	20,572
Provision for income taxes	10,436	8,921
Income before cumulative effect of accounting change	13,028	11,651
Cumulative effect of accounting change, net of tax	—	1,041
Net income	$13,028	$12,692
Basic net income per share:
Income before cumulative effect of accounting change	$0.20	$0.19
Cumulative effect of accounting change, net of tax	—	0.01
Basic net income per share	$0.20	$0.20
Diluted net income per share:
Income before cumulative effect of accounting change	$0.19	$0.18
Cumulative effect of accounting change, net of tax	—	0.02
Diluted net income per share	$0.19	$0.20
Shares used to calculate basic net income per share	65,627	62,511
Shares used to calculate diluted net income per share	68,080	64,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Quarter Ended March 31,
	2007	2006
Net income	$13,028	$12,692
Unrealized gain (loss) on short-term investments, net of tax of $42 and $(5) for the quarters ended March 31, 2007 and 2006, respectively	64	(16)
Unrealized loss on derivative, net of tax of $(60) for the quarter ended March 31, 2006	—	(83)
Foreign currency translation	2	28
Comprehensive income	$13,094	$12,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2007	65,805	$7	$439,383	$(245)	$(92,179)	$346,966
Exercises of stock options	275	—	1,883	—	—	1,883
Vesting of restricted stock units	340	—	—	—	—	—
Repurchases of common stock	—	—	(2,657)	—	—	(2,657)
Dividends paid on shares outstanding and restricted stock units	—	—	(13,727)	—	—	(13,727)
Stock-based compensation	—	—	4,047	—	—	4,047
Unrealized gain on short-term investments, net of tax	—	—	—	64	—	64
Foreign currency translation	—	—	—	2	—	2
Tax benefits from stock options	—	—	1,169	—	—	1,169
Net income	—	—	—	—	13,028	13,028
Balance at March 31, 2007	66,420	$7	$430,098	$(179)	$(79,151)	$350,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$13,028	$12,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,240	9,096
Stock-based compensation	4,047	4,969
Deferred taxes	(430)	(302)
Tax benefits from stock options	1,169	1,873
Excess tax benefits from stock-based compensation	(868)	(1,414)
Cumulative effect of accounting change, net of tax	—	(1,041)
Other	238	1,437
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	1,486	1,394
Other assets	(1,060)	(730)
Accounts payable and accrued liabilities	(7,028)	(15,541)
Member redemption liability	1,193	—
Deferred revenue	5,246	1,846
Other liabilities	(55)	(40)
Net cash provided by operating activities	25,206	14,239
Cash flows from investing activities:
Purchases of property and equipment	(5,797)	(7,061)
Purchases of rights, patents and trademarks	—	(509)
Purchases of short-term investments	(79,491)	(124,121)
Proceeds from maturities and sales of short-term investments	71,040	115,320
Cash paid for acquisitions, net of cash acquired	—	(10,990)
Proceeds from sales of assets, net	14	—
Net cash used for investing activities	(14,234)	(27,361)
Cash flows from financing activities:
Payments on term loan	—	(54,209)
Payments on capital leases	(4)	(50)
Proceeds from exercises of stock options	1,883	2,622
Repurchases of common stock	(2,657)	(1,643)
Payments for dividends	(13,727)	(12,868)
Excess tax benefits from stock-based compensation	868	1,414
Net cash used for financing activities	(13,637)	(64,734)
Effect of exchange rate changes on cash and cash equivalents	(2)	28
Change in cash and cash equivalents	(2,667)	(77,828)
Cash and cash equivalents, beginning of period	19,252	100,397
Cash and cash equivalents, end of period	$16,585	$22,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED ONLINE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                 DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

United Online, Inc. (“United Online” or the “Company”) is a leading provider of consumer Internet and media services through a number of brands, including Classmates, MyPoints, NetZero and Juno. The Company’s primary Content & Media services include social networking and online loyalty marketing. The Company’s primary Communications services include Internet access and email. On a combined basis, the Company’s Web properties attract a significant number of Internet users each month and the Company offers marketers a broad array of Internet advertising products and services as well as online market research and measurement services.

Basis of Presentation

The accompanying consolidated financial statements for the quarters ended March 31, 2007 and 2006, which include United Online and its wholly-owned subsidiaries, are unaudited except for the balance sheet information at December 31, 2006, which is derived from the audited consolidated financial statements filed on March 1, 2007 with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The Company’s interim financial statements have been prepared in accordance with GAAP including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed on March 1, 2007 with the SEC.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize, in the consolidated financial statements, the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 are effective for the Company beginning in the March 2007 quarter, with any cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The implementation of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position, results of operations and cash flows.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, results of operations and cash flows.

2.   BALANCE SHEET COMPONENTS

Short-Term Investments

Short-term investments consist of the following (in thousands):

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$—	$—	$—	$—
Government agencies	151,533	19	(126)	151,426
Total	$151,533	$19	$(126)	$151,426

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$2,500	$—	$—	$2,500
Government agencies	140,822	15	(227)	140,610
Total	$143,322	$15	$(227)	$143,110

Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income on the consolidated balance sheets. The Company had no material realized gains or losses from the sale of short-term investments in the quarters ended March 31, 2007 and 2006.

The following table summarizes the fair value and gross unrealized losses on the Company’s short-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate notes	$—	$—	$—	$—	$—	$—
Government agencies	37,267	(13)	28,317	(113)	65,584	(126)
Total	$37,267	$(13)	$28,317	$(113)	$65,584	$(126)

	December 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate notes	$—	$—	$—	$—	$—	$—
Government agencies	21,432	(5)	22,568	(222)	44,000	(227)
Total	$21,432	$(5)	$22,568	$(222)	$44,000	$(227)

The Company’s investment portfolio consists of both corporate and government securities, including auction rate securities, that have a maximum maturity of four years. Auction rate securities have long-term underlying maturities, typically 20 to 30 years, but have interest rates that are reset every 7, 28 or 35 days, at which time the securities can typically be purchased or sold, creating a highly liquid market. Our investment policy permits investments in auction rate securities with a maximum reset date of one year. The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. The Company’s investment in auction rate securities provides higher yields than money market and other cash equivalent investments. The longer the duration of securities in the investment portfolio, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields.

Maturities of short-term investments were as follows (in thousands):

	March 31, 2007		December 31, 2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$48,018	$48,012	$24,502	$24,499
Maturing between 1 year and 4 years	29,683	29,580	34,930	34,781
Maturing after 4 years	73,832	73,834	83,890	83,830
Total	$151,533	$151,426	$143,322	$143,110

Accounts Receivable

At March 31, 2007, two customers comprised approximately 14% and 13% of the consolidated accounts receivable balance. At December 31, 2006, one customer comprised approximately 13% of the consolidated accounts receivable balance. For the quarters ended March 31, 2007 and 2006, the Company did not have any individual customers that comprised more than 10% of total revenues.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Employee compensation and related expenses	$15,953	$27,061
Income taxes payable	10,728	9,305
Other	3,335	3,181
Total	$30,016	$39,547

3.   STOCKHOLDERS’ EQUITY

Common Stock Repurchases

The Company’s Board of Directors authorized a common stock repurchase program that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2007. At March 31, 2007, the Company had repurchased $139.2 million of its common stock under the program, leaving $60.8 million remaining under the program.

Shares withheld from restricted stock units (“RSUs”) awarded to employees upon vesting to pay applicable withholding taxes on their behalf are considered common stock repurchases, but are not counted as purchases against the Board-approved repurchase program. Upon vesting, the Company currently does not collect the applicable withholding taxes for RSUs from employees. Instead, the Company automatically withholds, from the RSUs that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. The Company then pays the applicable withholding taxes in cash, which is accounted for as a repurchase of common stock. In the quarters ended March 31, 2007 and 2006, approximately 194,000 shares and 129,000 shares, respectively, were withheld from RSUs that vested in order to pay the applicable employee withholding taxes.

Dividends

Dividends are paid on common shares and RSUs outstanding as of the record date.

In February 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend was February 14, 2007 and the dividend, which totaled $13.7 million, was paid on February 28, 2007. In April 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend is May 14, 2007, and the dividend will be paid on May 31, 2007.

The payment of future dividends is discretionary and will be subject to determination by the Board of Directors each quarter following its review of the Company’s financial performance. Dividends have been declared and paid out of the Company’s surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware.

4.   STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation that has been included in the following captions for each of the periods presented (in thousands):

	Quarter Ended March 31,
	2007	2006
Operating expenses:
Cost of revenues	$194	$237
Sales and marketing	892	944
Product development	1,245	1,466
General and administrative	1,716	2,322
Total stock-based compensation	$4,047	$4,969

5.   INCOME TAXES

For the quarter ended March 31, 2007, the Company recorded a tax provision of $10.4 million on pre-tax income of $23.5 million, resulting in a year-to-date effective tax rate of 44.5%. For the quarter ended March 31, 2006, the Company recorded a tax provision of $8.9 million on pre-tax income of $20.6 million, resulting in a year-to-date effective tax rate of 43.4%. The effective tax rates differ from the statutory rate primarily due to (1) stock-based compensation that is limited under Section 162(m) of the Internal Revenue Code and (2) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $4.8 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At March 31, 2007, the Company has $5.1 million of unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2007, the Company has approximately $1.0 million of accrued interest related to uncertain tax positions included in income taxes payable.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under examination in any jurisdiction where the Company files tax returns. The Company has, however, been contacted by a state tax authority in connection with its intention to begin an examination for the tax years ended December 31, 2003 and 2004.

6.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the quarters ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Quarter Ended March 31,
	2007	2006
Numerator:
Income before cumulative effect of accounting change	$13,028	$11,651
Cumulative effect of accounting change, net of tax	—	1,041
Net income	$13,028	$12,692
Denominator:
Weighted-average common shares—basic	66,102	62,986
Less: weighted-average common shares subject to repurchase	(475)	(475)
Shares used to calculate basic net income per share	65,627	62,511
Add: Dilutive effect of stock options, restricted stock and employee stock purchase plan shares	2,453	2,378
Shares used to calculate diluted net income per share	68,080	64,889
Basic net income per share:
Income before cumulative effect of accounting change	$0.20	$0.19
Cumulative effect of accounting change, net of tax	—	0.01
Basic net income per share	$0.20	$0.20
Diluted net income per share:
Income before cumulative effect of accounting change	$0.19	$0.18
Cumulative effect of accounting change, net of tax	—	0.02
Diluted net income per share	$0.19	$0.20

The diluted per share computations exclude those stock options, unvested common stock and RSUs which are antidilutive. The number of antidilutive shares at March 31, 2007 and 2006 was 3.0 million and 5.3 million, respectively.

7.   SEGMENT INFORMATION

Revenue and income from operations by segment are as follows (in thousands):

	Quarter Ended March 31, 2007
	Content & Media	Communications	Total
Billable services	$23,354	$72,966	$96,320
Advertising	20,821	12,710	33,531
Total revenues	$44,175	$85,676	$129,851
Segment income from operations	$5,765	$32,834	$38,599

	Quarter Ended March 31, 2006
	Content & Media	Communications	Total
Billable services	$20,497	$90,659	$111,156
Advertising	6,493	9,683	16,176
Total revenues	$26,990	$100,342	$127,332
Segment income from operations	$6,294	$33,468	$39,762

A reconciliation of segment income from operations (which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2007	2006
Segment income from operations:
Content & Media	$5,765	$6,294
Communications	32,834	33,468
Total segment income from operations	38,599	39,762
Corporate expenses	(4,188)	(5,125)
Depreciation	(4,745)	(4,707)
Amortization of intangible assets	(3,495)	(4,389)
Stock-based compensation	(4,047)	(4,969)
Consolidated operating income	$22,124	$20,572

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

8.   COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero’s initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. The majority of issuers, including NetZero, and their insurers have approved a settlement agreement. The district court’s final approval of the settlement has been stayed pending the outcome of the Court of Appeals for the Second Circuit’s decision to vacate the district court’s decision granting class certification in six of the suits. On April 7, 2007, the Second Circuit denied plaintiffs’ petition for rehearing its decision to reverse the district court’s class certification order.

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

On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff’s patent which purported to cover user access to a computer network. Plaintiff sought injunctive and declaratory relief and damages. On October 28, 2005, the court issued an order granting defendants’ motions for summary judgment of non-infringement of the patent. MyMail appealed the trial court’s ruling, and on February 20, 2007, the Court of Appeals for the Federal Circuit affirmed the trial court’s ruling.

On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. Plaintiff is seeking injunctive and declaratory relief and damages. NetZero has filed a response to the lawsuit denying the material allegations of the complaint. On April 17, 2007, NetZero received notice from plaintiff’s counsel that Mr. Piercy would be withdrawing from the action as a class representative.

On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. Plaintiff is seeking injunctive and declaratory relief and damages. NetZero filed a response to the lawsuit denying the material allegations of the complaint. Mr. Ewart subsequently withdrew from the action as a class representative, and on March 16, 2007, Barbara Rasnake and Robert Du Verger were substituted as purported class representatives.

The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, financial position, results of operations or cash flows, the results of litigation are inherently uncertain and the Company can provide no assurance that it will not be materially and adversely impacted by the results of such proceedings. At March 31, 2007, the Company had not established reserves for any of the matters described above.

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

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “may,” “will” or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the markets in which we compete, our pay accounts, our product and service offerings, the advertising market, operating expenses, operating efficiencies, revenues, capital requirements, tax payments and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and our other filings with the SEC set forth some of the important risk factors that may affect our business, financial position, results of operations and cash flows. Statements indicating factors that we believe may impact our results are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

Overview

We are a leading provider of consumer Internet and media services through a number of brands including Classmates, MyPoints, NetZero and Juno. Our primary Content & Media services include social networking and online loyalty marketing. Our primary Communications services include Internet access and email. On a combined basis, our Web properties attract a significant number of Internet users each month and we offer marketers a broad array of Internet advertising products and services as well as online market research and measurement services.

Segment Definitions

We report our businesses in two reportable segments:

Segment	Internet Services
Content & Media	Social networking, loyalty marketing, Web hosting and photo sharing.
Communications	Internet access, email, Internet security, family services and VoIP.

Segment Services

Content & Media

Our primary Content & Media services are social networking under the Classmates brand and online loyalty marketing under the MyPoints brand. Our Content & Media services also include international social-networking, Web-hosting and photo-sharing services, though these services do not generate material revenues. For additional information regarding our Content & Media segment, see Note 7—“Segment Information” of the Notes to the Condensed Consolidated Financial Statements, which appears in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Social-Networking Services

Our social-networking services connect millions of users primarily across the United States and, to a lesser extent, Canada, Germany, France, Sweden, India and Great Britain, among others. The primary focus of these services has been to enable members to locate and reconnect with past acquaintances from school, work or military affiliations. Basic membership in our social-networking services is free and the vast majority of our social-networking accounts are free accounts. A free account allows a user to engage in a variety of activities on our Web sites including posting a personal profile and searching our database for other registered members. We also offer pay services which, in general, allow the member to engage in a variety of additional activities, including communicating with other registered members. The majority of our social-networking revenues are derived from our pay services. Our social-networking services also contain advertising initiatives throughout their Web sites. In general, pricing for our social-networking services varies by service and term of membership, with most domestic pay accounts consisting of a three-month commitment for $15.00, a 12-month commitment for $39.00 or a 24-month commitment for $59.00, although the standard pricing of certain of our services, including our international services, is lower.

Our strategy for our social-networking services is to continue to enhance our members’ experience in finding and interacting with past acquaintances from school, work and the military, and to encourage our members to contribute user-generated content. Our strategy is also to expand the scope of our services to provide members with a platform to not only connect with past acquaintances, but also to meet and interact with new people based on shared interests and communities.

Loyalty Marketing Services

Our MyPoints loyalty marketing service provides retailers an efficient means to reach a targeted online audience while providing consumers a compelling way to earn rewards while shopping and engaging in other online activities. MyPoints provides advertisers and retailers online direct marketing solutions such as rewards-based Web shopping, targeted emails based on self-reported and behavioral data, and online surveys that pre-qualify MyPoints’ members for targeted offers. MyPoints’ members are rewarded with points for clicking or shopping through MyPoints’ emails, for shopping through the MyPoints Web site, and for completing surveys. The points are then redeemable for gift cards and other benefits with various partners. Hundreds of major brands have used MyPoints to market their products and services. Virtually all of our loyalty marketing revenues are derived from advertising.

Our strategy for our loyalty marketing services is to increase the number of users by generating additional awareness regarding MyPoints’ benefits and to encourage utilization of the service as an online shopping portal. Our strategy is also to increase the number of major advertisers on our service.

Communications

Our primary Communications pay services are consumer Internet access and email under the NetZero and Juno brands. We offer several additional Communications pay services, such as Internet security services, but these additional services and brands do not generate significant revenues. For additional information regarding our Communications segment, see Note 7—“Segment Information” of the Notes to the Condensed Consolidated Financial Statements, which appears in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Internet Access Services

Our Internet access services consist of both dial-up and broadband digital subscriber line (“DSL”) services. Our DSL services, however, were only launched at the end of 2006 and we do not currently generate significant revenues from our DSL services.

Our dial-up access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up access services include Internet access and an email account, although we also offer an enhanced email service as a standalone pay service. In addition, we offer accelerated dial-up access services which reduce the time for certain Web pages to download when compared to our basic access services. Our accelerated access services are also bundled with additional benefits such as pop-up blocking, antivirus software and enhanced email storage. Our dial-up access services are available in more than 9,500 cities across the United States and Canada. In general, monthly pricing for our dial-up access services ranges from $6.95 for basic services to $14.95 for our bundled services, with $9.95 being our most prevalent price point.

Our DSL services, which we purchase from third parties, are currently available in parts of 34 states and Washington, D.C. and can cover up to an estimated 30% of our pay access accounts. While we intend to expand our coverage area, our ability to do so will be dependent on acquiring services from additional third parties. In general, monthly pricing for our DSL services ranges from $17.95 to $34.95, though we anticipate our pricing may change and fluctuate by speed and coverage territory.

Our strategy for our Communications segment is to manage our dial-up business primarily for profitability while extending the business life cycle of our dial-up subscribers by offering them a broadband alternative to their dial-up service.

Account Metrics

At March 31, 2007, we had approximately 5.0 million pay accounts and approximately 20.1 million active accounts. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our pay services. “Active” accounts include total pay accounts as well as free users who have logged onto our access, social-networking, email or VoIP services during the preceding 31 days. Active accounts also include those free hosted Web sites that have received at least one visit during the preceding 90 days; the number of free photo-sharing users that logged on to the service at least once within the preceding 90 days; and the number of MyPoints’ members who earned or spent points within the preceding 90 days. The following table sets forth (in thousands), for the dates presented, an analysis of our pay accounts.

	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Content & Media:
Social networking	2,433	2,169	2,079	2,029	1,945
Other	87	86	85	81	76
Total	2,520	2,255	2,164	2,110	2,021
Communications:
Access	2,158	2,282	2,425	2,556	2,751
Other	306	317	323	330	321
Total	2,464	2,599	2,748	2,886	3,072
Total pay accounts	4,984	4,854	4,912	4,996	5,093

In general, we count and track pay accounts and free accounts by unique member identifiers. Users have the ability to register for separate services under separate brands and member identifiers independently. We do not track whether a pay account has purchased more than one of our services unless the account uses the same member identifier. As a result, total active free accounts may not represent unique free users. At any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool and a number of accounts that have notified us that they are terminating their service but whose service is still in effect and may also include a few thousand internal test accounts.

We have made the decision to curtail our efforts with respect to our VoIP services and our photo-sharing services, and we are currently evaluating strategic alternatives for such services. Our VoIP services had approximately 15,000 pay accounts and approximately 198,000 active accounts at March 31, 2007, compared to approximately 19,000 pay accounts and 182,000 active accounts at December 31, 2006. Our photo-sharing services had approximately 18,000 pay accounts and approximately 147,000 active accounts at March 31, 2007.

Results of Operations

The following tables set forth (in thousands), for the periods presented, selected historical statements of operations data. The information contained in the tables below should be read in conjunction with Liquidity and Capital Resources and Financial Commitments included in this Item 2 as well as the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Consolidated information is as follows:

	Quarter Ended March 31,
	2007	2006
Billable services	$96,320	$111,156
Advertising	33,531	16,176
Total revenues	129,851	127,332
Operating expenses:
Cost of revenues	29,247	29,890
Sales and marketing	46,025	43,419
Product development	13,471	12,816
General and administrative	15,489	16,246
Amortization of intangible assets	3,495	4,389
Total operating expenses	107,727	106,760
Operating income	22,124	20,572
Interest and other income, net	1,700	1,716
Interest expense	(360)	(1,716)
Income before income taxes	23,464	20,572
Provision for income taxes	10,436	8,921
Income before cumulative effect of accounting change	13,028	11,651
Cumulative effect of accounting change, net of tax	—	1,041
Net income	$13,028	$12,692

Information for our two reportable segments is as follows:

	Content & Media		Communications
	Quarter Ended March 31,		Quarter Ended March 31,
	2007	2006	2007	2006
Billable services	$23,354	$20,497	$72,966	$90,659
Advertising	20,821	6,493	12,710	9,683
Total revenues	44,175	26,990	85,676	100,342
Operating expenses:
Cost of revenues	9,356	3,152	17,696	24,063
Sales and marketing	20,939	12,130	24,066	30,285
Product development	4,162	2,413	7,003	7,918
General and administrative	3,953	3,001	4,077	4,608
Total operating expenses	38,410	20,696	52,842	66,874
Segment income from operations	$5,765	$6,294	$32,834	$33,468

A reconciliation of segment income from operations (which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2007	2006
Segment income from operations:
Content & Media	$5,765	$6,294
Communications	32,834	33,468
Total segment income from operations	38,599	39,762
Corporate expenses	(4,188)	(5,125)
Depreciation	(4,745)	(4,707)
Amortization of intangible assets	(3,495)	(4,389)
Stock-based compensation	(4,047)	(4,969)
Consolidated operating income	$22,124	$20,572

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Revenues

Billable Services Revenues

Billable services revenues consist of fees charged to pay accounts for our pay services and for technical support. Our billable services revenues are primarily dependent on two factors: the average number of pay accounts for a period and the average monthly revenue per pay account (“ARPU”) for a period. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period. ARPU is calculated by dividing billable services revenues for a period by the average number of pay accounts for that period. ARPU may fluctuate from period to period as a result of a variety of factors including changes in the mix of pay services and their related pricing plans; the use of promotions, such as one or more free months of service, and discounted pricing plans to obtain or retain subscribers; increases or decreases in the price of our services; the number of services subscribed to by each pay account; pricing and success of new pay services and the penetration of these types of services as a percentage of total pay accounts; and the timing of pay accounts being added or removed during a period.

Consolidated Billable Services Revenues.   Consolidated billable services revenues decreased by $14.8 million, or 13%, to $96.3 million for the quarter ended March 31, 2007, compared to $111.2 million for the quarter ended March 31, 2006. The decrease in billable services revenues was due to a decrease in billable services revenues from our Communications segment, partially offset by an increase in revenues from our Content & Media segment. Billable services revenues related to our Content & Media segment and our Communications segment constituted 24.2% and 75.8%, respectively, of our consolidated billable services revenues for the quarter ended March 31, 2007, compared to 18.4% and 81.6%, respectively, for the quarter ended March 31, 2006. We anticipate that our consolidated billable services revenues will continue to decline as a result of expected continued declines in Communications billable services revenues.

Content & Media Billable Services Revenues.   Content & Media billable services revenues consist of fees charged to pay accounts for social-networking, Web-hosting and other services, with substantially all such revenues generated from social-networking. Content & Media billable services revenues increased by $2.9 million, or 14%, to $23.4 million for the quarter ended March 31, 2007, compared to $20.5 million for the quarter ended March 31, 2006. The increase in Content & Media billable services revenues was due to a 24% increase in our average number of pay accounts from 1,931,000 for the quarter ended March 31, 2006 to 2,388,000 for the quarter ended March 31, 2007. Substantially all of this increase was associated with growth in our social-networking pay accounts primarily as a result of organic growth. The increase in Content & Media billable services revenues was partially offset by an 8% decrease in ARPU from $3.54 for the quarter ended March 31, 2006 to $3.26 for the quarter ended March 31, 2007. The decrease in ARPU is attributable to a decrease in ARPU for our social-networking services primarily due to a greater percentage of those pay accounts represented by international pay accounts with lower-priced service plans and decreases in ARPU for our Web-hosting and online photo-sharing services. We anticipate Content & Media billable services revenues will continue to grow, at least in the near term.

Communications Billable Services Revenues.   Communications billable services revenues consist of fees charged to pay accounts for access, email, Internet security and other services, with substantially all generated from access. Communications billable services revenues decreased by $17.7 million, or 20%, to $73.0 million for the quarter ended March 31, 2007, compared to $90.7 million for the quarter ended March 31, 2006. The decrease in billable services revenues was due to a 19% decrease in our average number of pay accounts from 3,120,000 for the quarter ended March 31, 2006 to 2,532,000 for the quarter ended March 31, 2007. The decrease in average number of pay accounts is attributable to a decreased number of dial-up pay access accounts. Additionally, Communications billable services revenues decreased due to a 1% decrease in ARPU from $9.69 for the quarter ended March 31, 2006 to $9.61 for the quarter ended March 31, 2007. The decrease in ARPU is primarily attributable to a decline in ARPU for our access services due to increased use of free months of service and promotional pricing to obtain or retain pay access accounts. We anticipate that the average number of Communications pay accounts will continue to decline due to decreases in dial-up pay access accounts. We also may experience further declines in ARPU primarily as a result of discounted prices for extended service commitments on our access services, including providing our $14.95 accelerated access services at $9.95 for a one-year commitment. We anticipate continued declines in Communications billable services revenues.

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

Consolidated Advertising Revenues.   Consolidated advertising revenues increased by $17.4 million, or 107%, to $33.5 million for the quarter ended March 31, 2007, compared to $16.2 million for the quarter ended March 31, 2006. The increase was primarily attributable to increases in advertising revenues in our Content & Media segment and, to a lesser extent, our Communications segment. Advertising revenues related to our Content & Media segment and our Communications segment constituted 62.1% and 37.9%, respectively, of our consolidated advertising revenues for the quarter ended March 31, 2007, compared to 40.1% and 59.9%, respectively, for the quarter ended March 31, 2006.

Content & Media Advertising Revenues.   Content & Media advertising revenues increased by $14.3 million, or 221%, to $20.8 million for the quarter ended March 31, 2007, compared to $6.5 million for the quarter ended March 31, 2006. The increase was due to increased advertising revenues as a result of revenues generated from our loyalty marketing service which was acquired in April 2006, partially offset by a decline in advertising revenues generated from our social-networking services. We anticipate Content & Media advertising revenues to increase sequentially in the June 2007 quarter when compared to the March 2007 quarter.

Communications Advertising Revenues.   Communications advertising revenues increased by $3.0 million, or 31%, to $12.7 million for the quarter ended March 31, 2007, from $9.7 million for the quarter ended March 31, 2006. The increase was primarily attributable to increases in search revenues and advertising sales. We anticipate Communications advertising revenues will remain relatively flat, at least in the near term.

Cost of Revenues

Cost of revenues includes telecommunications and data center costs; personnel and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; email technical support and license fees; costs related to providing telephone technical support; customer billing and billing support to our pay accounts; domain name registration fees; and costs of providing rewards to members of our loyalty marketing service. Historically, the costs that comprise our Content & Media cost of revenues were relatively fixed. However, as a result of our loyalty marketing service which was acquired in April 2006, these costs have become more variable and have increased significantly as a percentage of revenues. The majority of the costs that comprise our Communications cost of revenues are variable. As such, our Communications cost of revenues as a percentage of revenues is highly dependent on our ARPU, our average hourly telecommunications cost and usage, and our average customer billing and support costs per pay account.

Consolidated Cost of Revenues.   Consolidated cost of revenues decreased by $0.6 million, or 2%, to $29.2 million for the quarter ended March 31, 2007, compared to $29.9 million for the quarter ended March 31, 2006. The decrease was primarily due to decreased costs associated with our Communications segment and a $0.4 million decrease in depreciation, partially offset by increased costs associated with our Content & Media segment. Cost of revenues related to our Content & Media segment and our Communications segment constituted 34.6% and 65.4%, respectively, of our total segment cost of revenues for the quarter ended March 31, 2007, compared to 11.6% and 88.4%, respectively, for the quarter ended March 31, 2006.

Content & Media Cost of Revenues.   Content & Media cost of revenues increased by $6.2 million, or 197%, to $9.4 million for the quarter ended March 31, 2007, compared to $3.2 million for the quarter ended March 31, 2006. The increase was primarily related to costs associated with our loyalty marketing service which was acquired in April 2006 and, to a lesser extent, increased costs associated with our social-networking services. As a percentage of Content & Media revenues, Content & Media cost of revenues increased to 21.2% in the quarter ended March 31, 2007, compared to 11.7% in the quarter ended March 31, 2006, primarily due to the acquisition of our loyalty marketing service which was acquired in April 2006. In general, our loyalty marketing cost of revenues as a percentage of revenues is higher relative to our social-networking cost of revenues as a percentage of revenues. In addition, the costs associated with our loyalty marketing service may vary somewhat from quarter to quarter depending on increases or decreases in advertising revenue, which can be impacted by seasonality and other factors. We anticipate that Content & Media cost of revenues as a percentage of Content & Media revenues will decrease, at least in the near term.

Communications Cost of Revenues.   Communications cost of revenues decreased by $6.4 million, or 26%, to $17.7 million for the quarter ended March 31, 2007, compared to $24.1 million for the quarter ended March 31, 2006. The decrease was primarily due to a $4.7 million decrease in telecommunications costs associated with our dial-up access, a $1.8 million decrease in customer support and billing-related costs as a result of a decrease in the number of pay accounts and a $0.8 million decrease in costs associated with our VoIP service. These decreases were partially offset by a $0.7 million increase in costs associated with our DSL service. As a percentage of Communications revenues, Communications cost of revenues decreased to 20.7% in the quarter ended March 31, 2007, compared to 24.0% in the quarter ended March 31, 2006, primarily as a result of decreased telecommunications costs. We anticipate that Communications cost of revenues as a percentage of Communications revenues may be relatively flat in the near term, although it may be negatively impacted by our higher cost of revenue DSL broadband access service, which was launched in the December 2006 quarter.

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

Consolidated Sales and Marketing Expenses.   Consolidated sales and marketing expenses increased by $2.6 million, or 6%, to $46.0 million, or 35.4% of consolidated revenues, for the quarter ended March 31, 2007, compared to $43.4 million, or 34.1% of consolidated revenues, for the quarter ended March 31, 2006. The increase was primarily attributable to an increase in marketing expenses related to our Content & Media segment, partially offset by a significant reduction in marketing expenses related to our Communications segment. Sales and marketing expenses related to our Content & Media segment and our Communications segment constituted 46.5% and 53.5%, respectively, of total segment sales and marketing expenses for the quarter ended March 31, 2007 versus 28.6% and 71.4%, respectively, for the quarter ended March 31, 2006.

Content & Media Sales and Marketing Expenses.   Content & Media sales and marketing expenses increased by $8.8 million, or 73%, to $20.9 million, or 47.4% of Content & Media revenues, for the quarter ended March 31, 2007, compared to $12.1 million, or 44.9% of Content & Media revenues, for the quarter ended March 31, 2006. The increase was the result of the costs associated with our loyalty marketing service which was acquired in April 2006, a $2.8 million increase in marketing, promotion and distribution costs related to acquiring and retaining accounts, particularly social-networking accounts and a $0.4 million increase in personnel and overhead-related expenses. The vast majority of non-personnel Content & Media marketing expenses are associated with performance-based advertising arrangements.

Communications Sales and Marketing Expenses.   Communications sales and marketing expenses decreased by $6.2 million, or 21%, to $24.1 million, or 28.1% of Communications revenues, for the quarter ended March 31, 2007, compared to $30.3 million, or 30.2% of Communications revenues, for the quarter ended March 31, 2006. This decrease is attributable to a $7.2 million decline in advertising, promotion and distribution costs related to our access services, the majority of which was due to reductions in distribution, media and telemarketing advertising costs and a $0.7 million decrease in advertising costs associated with our VoIP service. These decreases were partially offset by a $1.4 million increase in personnel and overhead-related expenses.

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

Consolidated Product Development Expenses.   Consolidated product development expenses increased by $0.7 million, or 5%, to $13.5 million for the quarter ended March 31, 2007, compared to $12.8 million for the quarter ended March 31, 2006. The increase was attributable to increases in expenses in the Content & Media segment, partially offset by decreases in expenses in the Communications segment as well as a $0.2 million decrease in stock-based compensation. Product development expenses related to our Content & Media segment and our Communications segment constituted 37.3% and 62.7%, respectively, of total segment product development expenses for the quarter ended March 31, 2007, compared to 23.4% and 76.6%, respectively, for the quarter ended March 31, 2006.

Content & Media Product Development Expenses.   Content & Media product development expenses increased by $1.7 million, or 72%, to $4.2 million for the quarter ended March 31, 2007, compared to $2.4 million for the quarter ended March 31, 2006. The increase was primarily due to increases in personnel-related expenses related to our social-networking services and headcount associated with the acquisition of our loyalty marketing business in April 2006.

Communications Product Development Expenses.   Communications product development expenses decreased by $0.9 million, or 12%, to $7.0 million for the quarter ended March 31, 2007, compared to $7.9 million for the quarter ended March 31, 2006. The decrease was primarily the result of a $0.6 million decrease in personnel-related expenses. Capitalized software expenses remained relatively flat at $1.7 million for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.

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

Consolidated General and Administrative Expenses.   Consolidated general and administrative expenses decreased by $0.8 million, or 5%, to $15.5 million for the quarter ended March 31, 2007, compared to $16.2 million for the quarter ended March 31, 2006. The decrease was due to a decrease in unallocated corporate expenses, costs associated with our Communications segment and a $0.6 million decrease in stock-based compensation as a result of equity awards granted prior to 2006 being expensed in connection with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 28. The decrease was partially offset by an increase in costs associated with our Content & Media segment and a $0.4 million increase in depreciation. General and administrative expenses related to our Content & Media segment and our Communications segment constituted 49.2% and 50.8%, respectively, of total segment general and administrative expenses for the quarter ended March 31, 2007, compared to 39.4% and 60.6%, respectively, for the quarter ended March 31, 2006.

Content & Media General and Administrative Expenses.   Content & Media general and administrative expenses increased by $1.0 million, or 32%, to $4.0 million for the quarter ended March 31, 2007, compared to $3.0 million for the quarter ended March 31, 2006. The increase was primarily due to increases in compensation costs and facilities and other overhead-related costs related to our loyalty marketing service which was acquired in April 2006.

Communications General and Administrative Expenses.   Communications general and administrative expenses decreased by $0.5 million, or 12%, to $4.1 million for the quarter ended March 31, 2007, compared to $4.6 million for the quarter ended March 31, 2006. The decrease was due to a decrease in consulting fees and a decrease in overhead-related costs.

Unallocated Corporate Expenses.   Excluding stock-based compensation and depreciation, unallocated corporate general and administrative expenses decreased by $0.9 million, or 18%, to $4.2 million for the quarter ended March 31, 2007, compared to $5.1 million for the quarter ended March 31, 2006. The decrease was primarily due to decreases in consulting fees and compensation costs.

Amortization of Intangible Assets

Amortization of intangible assets includes amortization of acquired pay accounts and free accounts, acquired trademarks and trade names, purchased technologies and other identifiable intangible assets. In accordance with the provisions set forth in Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would indicate the fair value of a reporting unit is below its carrying value amount.

Consolidated amortization of intangible assets decreased by $0.9 million, or 20%, to $3.5 million for the quarter ended March 31, 2007, compared to $4.4 million for the quarter ended March 31, 2006. The decrease was primarily attributable to the accelerated amortization of intangible assets in 2005 associated with the Classmates acquisition in November 2004, partially offset by increased amortization related to intangible assets acquired in connection with the acquisition of The Names Database in the March 2006 quarter and the acquisition of MyPoints in the June 2006 quarter.

Interest and Other Income, Net

Interest income consists of earnings on our cash, cash equivalents and short-term investments. Other income and expense, net consists of realized gains and losses recognized in connection with the sale of short-term investments.

Interest and other income, net remained relatively flat at $1.7 million for the quarters ended March 31, 2007 and 2006 due to lower average cash balances being offset by higher interest rates. Net realized gains on our short-term investments were not significant for the quarters ended March 31, 2007 and 2006.

Interest Expense

Interest expense consists of interest expense on our term loan retired in January 2006, capital leases, the amortization of premiums on certain of our short-term investments and imputed interest on the acquired member retention liability.

Interest expense decreased by $1.4 million, or 79%, to $0.4 million for the quarter ended March 31, 2007, compared to $1.7 million for the quarter ended March 31, 2006. The decrease was primarily the result of decreases in interest expense and amortized deferred financing costs related to the term loan. In January 2006, we expensed the remaining $1.5 million in deferred financing costs upon the repayment of the $54.2 million balance of the term loan.

Provision for Income Taxes

For the quarter ended March 31, 2007, we recorded a tax provision of $10.4 million on pre-tax income of $23.5 million, resulting in a year-to-date effective tax rate of 44.5%. For the quarter ended March 31, 2006, we recorded a tax provision of $8.9 million on pre-tax income of $20.6 million, resulting in a year-to-date effective tax rate of 43.4%. The effective tax rates differ from the statutory rate primarily due to (1) stock-based compensation that is limited under Section 162(m) of the Internal Revenue Code and (2) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization.

Cumulative Effect of Accounting Change, Net of Tax

In the quarter ended March 31, 2006, we recorded a $1.1 million pretax benefit ($1.0 million, net of tax) as the cumulative effect of a change in accounting principle upon the adoption of SFAS No. 123R, Share-Based Payment, to recognize the effect of estimating the number of awards granted prior to January 1, 2006 that are not ultimately expected to vest.

Liquidity and Capital Resources

Our total cash, cash equivalent and short-term investment balances increased by $5.6 million, or 3%, to $168.0 million at March 31, 2007, compared to $162.4 million at December 31, 2006. Our summary cash flows for the quarters ended March 31, 2007 and 2006 were as follows (in thousands):

	March 31,
	2007	2006
Net cash provided by operating activities	$25,206	$14,239
Net cash used for investing activities	(14,234)	(27,361)
Net cash used for financing activities	(13,637)	(64,734)

Net cash provided by operating activities increased by $11.0 million, or 77%, for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. Cash provided by operating activities is driven by our net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred taxes and tax benefits from stock options and changes in working capital. The increase was primarily the result of the following:

•                    a $12.9 million net increase in working capital accounts, including a $4.6 million increase in income taxes payable, a $3.9 million increase in accounts payable and accrued liabilities, a $3.4 million increase in deferred revenue primarily due to increases in social-networking pay accounts, and a $1.2 million increase in member redemption liability related to our loyalty marketing service; and

•                    a $1.4 million increase in net income, excluding a $1.0 million cumulative effect of an accounting change in connection with the adoption of SFAS No. 123R in the March 2006 quarter.

These increases were partially offset by a $1.8 million decrease in depreciation, amortization and stock-based compensation and a $1.5 million decrease in amortization of debt issuance costs.

Net cash used for investing activities decreased by $13.1 million, or 48%, for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. The decrease was primarily the result of the following:

•                    an $11.0 million decrease in cash paid for acquisitions. We acquired The Names Database in March 2006 for $9.5 million, net of cash acquired, and we paid the remaining $1.5 million due in connection with the acquisition of our photo-sharing service in March 2006; and

•                    a $1.3 million decrease in purchases of property and equipment.

We have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we will need to make further significant investments in the future. Capital expenditures for the quarter ended March 31, 2007 were $5.8 million. We anticipate that our total capital expenditures for the remainder of 2007 will be in the range of $16 million to $21 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

Net cash used for financing activities decreased by $51.1 million, or 79%, for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. The decrease was primarily the result of payments on the term loan of $54.2 million in the March 2006 quarter.

The payment of dividends will negatively impact cash flows from financing activities. In February 2007, our Board of Directors declared and paid a quarterly cash dividend of $0.20 per share of common stock for a total of $13.7 million. In April 2007, our Board of Directors declared a quarterly dividend of $0.20 per share of common stock that will be paid on May 31, 2007. The payment of future dividends is discretionary and will be subject to determination by the Board of Directors each quarter following its review of our financial performance.

Future cash flows from financing activities may also be affected by repurchases of common stock. Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2007. At March 31, 2007, we had repurchased $139.2 million of our common stock under the program, and the remaining amount available under the program was $60.8 million.

Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units (“RSUs”) we award to employees. Upon vesting, we currently do not collect the applicable withholding taxes for RSUs from employees. Instead, we automatically withhold, from the RSUs that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. We then pay the applicable withholding taxes in cash. Similar to repurchases of common stock, the net effect of such withholding will adversely impact our cash flows. The amounts remitted in the quarters ended March 31, 2007 and 2006 were $2.7 million and $1.6 million, respectively, for which we withheld approximately 194,000 shares and 129,000 shares of common stock, respectively, that were underlying the RSUs. The amount we pay in future quarters will vary based on our stock price and the number of RSUs vesting during the quarter.

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

Financial Commitments

Our financial commitments were as follows at March 31, 2007 (in thousands):

		Apr-Dec	Year Ending December 31,
	Total	2007	2008	2009	2010	2011	2012	Thereafter
Capital leases(1)	$28	$14	$14	$—	$—	$—	$—	$—
Operating leases	43,845	6,167	8,490	7,471	6,015	4,528	4,072	7,102
Telecommunications purchases	11,919	6,967	4,941	11	—	—	—	—
Media purchases	4,346	4,346	—	—	—	—	—	—
Total	$60,138	$17,494	$13,445	$7,482	$6,015	$4,528	$4,072	$7,102

(1)          Includes $2 of imputed interest.

Off-Balance Sheet Arrangements

At March 31, 2007, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize, in the consolidated financial statements, the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 are effective for us beginning in the March 2007 quarter, with any cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The implementation of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position, results of operations and cash flows.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, results of operations and cash flows.

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

Changes in Internal Control Over Financial Reporting

On April 10, 2006, we completed the acquisition of MyPoints. We are in the process of integrating MyPoints and continuing our evaluation of internal controls pursuant to the Sarbanes-Oxley Act of 2002. Excluding the MyPoints acquisition, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On April 20, 2001, Jodi Bernstein, on behalf of himself and all others similarly situated, filed a lawsuit in the United States District Court for the Southern District of New York against NetZero, certain officers and directors of NetZero and the underwriters of NetZero’s initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. Additional lawsuits setting forth substantially similar allegations were also served against NetZero on behalf of additional plaintiffs in April and May 2001. The case against NetZero was consolidated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. The majority of issuers, including NetZero, and their insurers have approved a settlement agreement. The district court’s final approval of the settlement has been stayed pending the outcome of the Court of Appeals for the Second Circuit’s decision to vacate the district court’s decision granting class certification in six of the suits. On April 7, 2007, the Second Circuit denied plaintiffs’ petition for rehearing its decision to reverse the district court’s class certification order.

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

On April 27, 2004, plaintiff MyMail Ltd. filed a lawsuit in the United States District Court for the Eastern District of Texas against NetZero, Juno, NetBrands, America Online, Inc., AT&T, EarthLink, Inc., SBC Communications, Inc., and Verizon Communications, Inc. alleging infringement of plaintiff’s patent which purported to cover user access to a computer network. Plaintiff sought injunctive and declaratory relief and damages. On October 28, 2005, the court issued an order granting defendants’ motions for summary judgment of non-infringement of the patent. MyMail appealed the trial court’s ruling, and on February 20, 2007, the Court of Appeals for the Federal Circuit affirmed the trial court’s ruling.

On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. Plaintiff is seeking injunctive and declaratory relief and damages. NetZero filed a response to the lawsuit denying the material allegations of the complaint. On April 17, 2007, NetZero received notice from plaintiff’s counsel that Mr. Piercy would be withdrawing from the action as a class representative.

On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. Plaintiff is seeking injunctive and declaratory relief and damages. NetZero filed a response to the lawsuit denying the material allegations of the complaint. Mr. Ewart subsequently withdrew from the action as a class representative, and on March 16, 2007, Barbara Rasnake and Robert Du Verger were substituted as purported class representatives.

The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, financial condition, results of operations or cash flows, the results of litigation are inherently uncertain and we cannot assure you that we will not be materially and adversely impacted by the results of such proceedings. At March 31, 2007, we had not established reserves for any of the matters described above.

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

ITEM 1A.        RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission. These factors could materially affect our business, financial condition or future results. However, they are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. On April 29, 2005, the Board of Directors extended the program through December 31, 2006. In January 2007, the Board further extended the program through December 31, 2007. At March 31, 2007, we had repurchased $139.2 million of our common stock under the program, leaving $60.8 million remaining under the program.

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

Common stock repurchases at March 31, 2007 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
2001-2004	9,664	$12.92	9,664	$74,989
February 2005	1,268	11.20	1,268	60,782
February 2006	129	12.77	—	60,782
May 2006	26	11.87	—	60,782
August 2006	38	10.92	—	60,782
November 2006	22	13.88	—	60,782
February 2007	194	13.72	—	60,782
Total	11,341	$12.75	10,932

ITEM 6.                EXHIBITS

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-K	000-33367	3/1/2007
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-K	000-33367	3/1/2007
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2007 Management Bonus Plan	X		000-33367	5/3/2007

10.11	Amended and Restated United Online, Inc. Severance Benefit Plan and Summary Plan Description	X		000-33367	5/3/2007
10.12	Employment Agreement between the Registrant and Mark R. Goldston	X		000-33367	5/3/2007
10.13	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.14	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004
10.15	Employment Agreement between the Registrant and Matt Wisk		10-Q	000-33367	8/8/2005
10.16	Employment Agreement between the Registrant and Ted Cahall		10-Q	000-33367	8/8/2005
10.17	Employment Agreement between the Registrant and Jon Fetveit		10-Q	000-33367	8/8/2005
10.18	Employment Agreement between the Registrant and Gerald Popek		10-Q	000-33367	8/8/2005
10.19	Employment Agreement between the Registrant and Robert Taragan		10-Q	000-33367	8/8/2005
10.20	Employment Agreement between the Registrant and Jeremy Helfand		10-Q	000-33367	8/9/2006
10.21	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/3/2007
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/3/2007
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/3/2007
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/3/2007

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2007.

UNITED ONLINE, INC.
By:	/s/ CHARLES S. HILLIARD
Charles S. Hilliard
President and Chief Financial Officer
By:	/s/ NEIL P. EDWARDS
Neil P. Edwards
Senior Vice President, Finance, Treasurer and Chief Accounting Officer

EXHIBIT INDEX

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-K	000-33367	3/1/2007
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-K	000-33367	3/1/2007
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2007 Management Bonus Plan	X		000-33367	5/3/2007

10.11	Amended and Restated United Online, Inc. Severance Benefit Plan and Summary Plan Description	X		000-33367	5/3/2007
10.12	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston	X		000-33367	5/3/2007
10.13	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.14	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004
10.15	Employment Agreement between the Registrant and Matt Wisk		10-Q	000-33367	8/8/2005
10.16	Employment Agreement between the Registrant and Ted Cahall		10-Q	000-33367	8/8/2005
10.17	Employment Agreement between the Registrant and Jon Fetveit		10-Q	000-33367	8/8/2005
10.18	Employment Agreement between the Registrant and Gerald Popek		10-Q	000-33367	8/8/2005
10.19	Employment Agreement between the Registrant and Robert Taragan		10-Q	000-33367	8/8/2005
10.20	Employment Agreement between the Registrant and Jeremy Helfand		10-Q	000-33367	8/9/2006
10.21	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/3/2007
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/3/2007
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/3/2007
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/3/2007