Form 10-Q
period 2007-06-30
UNITED ONLINE INC
filed 2007-08-09
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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

There were 67,487,317 shares of the registrant’s common stock outstanding at July 31, 2007.

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

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$19,698	$19,252
Short-term investments	171,703	143,110
Accounts receivable, net of allowance for doubtful accounts of $2,244 and $1,324 at June 30, 2007 and December 31, 2006, respectively	30,259	32,226
Deferred tax assets, net	10,102	11,705
Other current assets	16,055	13,426
Total current assets	247,817	219,719
Property and equipment, net	36,803	34,296
Deferred tax assets, net	60,966	59,655
Goodwill	132,712	133,018
Intangible assets, net	46,967	53,653
Other assets	4,373	2,678
Total assets	$529,638	$503,019
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,523	$36,550
Accrued liabilities	27,711	39,547
Member redemption liability	18,126	15,835
Deferred revenue	61,207	53,121
Current portion of capital leases	17	17
Total current liabilities	150,584	145,070
Member redemption liability	4,691	4,154
Deferred revenue	4,432	3,227
Capital leases	5	13
Other liabilities	4,765	3,589
Total liabilities	164,477	156,053
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	428,280	439,383
Accumulated other comprehensive loss	(183)	(245)
Accumulated deficit	(62,943)	(92,179)
Total stockholders’ equity	365,161	346,966
Total liabilities and stockholders’ equity	$529,638	$503,019

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$131,417	$134,900	$261,268	$262,232
Operating expenses:
Cost of Revenues (including stock-based compensation, see Note 4)	30,409	31,146	59,656	61,036
Sales and marketing (including stock-based compensation, see Note 4)	42,712	46,137	88,737	89,556
Product development (including stock-based compensation, see Note 4)	13,065	13,385	26,536	26,201
General and administrative (including stock-based compensation, see Note 4)	16,900	17,422	32,389	33,668
Amortization of intangible assets	3,204	4,552	6,699	8,941
Restructuring charges	394	—	394	—
Total operating expenses	106,684	112,642	214,411	219,402
Operating income	24,733	22,258	46,857	42,830
Interest and other income, net	1,881	1,354	3,581	3,070
Interest expense	(372)	(411)	(732)	(2,127)
Income before income taxes	26,242	23,201	49,706	43,773
Provision for income taxes	10,034	11,616	20,470	20,537
Income before cumulative effect of accounting change	16,208	11,585	29,236	23,236
Cumulative effect of accounting change, net of tax	—	—	—	1,041
Net income	$16,208	$11,585	$29,236	$24,277
Basic net income per share:
Income before cumulative effect of accounting change	$0.24	$0.18	$0.44	$0.37
Cumulative effect of accounting change, net of tax	—	—	—	0.01
Basic net income per share	$0.24	$0.18	$0.44	$0.38
Diluted net income per share:
Income before cumulative effect of accounting change	$0.23	$0.18	$0.43	$0.36
Cumulative effect of accounting change, net of tax	—	—	—	0.01
Diluted net income per share	$0.23	$0.18	$0.43	$0.37
Shares used to calculate basic net income per share	66,685	63,782	66,159	63,150
Shares used to calculate diluted net income per share	69,351	65,955	68,719	65,425

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$16,208	$11,585	$29,236	$24,277
Unrealized gain on short-term investments, net of tax of $6 and $48 for the quarter and six months ended June 30, 2007, respectively, and $28 and $23 for the quarter and six months ended June 30, 2006, respectively	9	42	73	26
Unrealized loss on derivative, net of tax of $(60) for the six months ended June 30, 2006	—	—	—	(83)
Foreign currency translation	(13)	9	(11)	37
Comprehensive income	$16,204	$11,636	$29,298	$24,257

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENDSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2007	65,805	$7	$439,383	$(245)	$(92,179)	$346,966
Exercises of stock options	897	—	6,837	—	—	6,837
Issuance of common stock through employee stock purchase plan	419	—	3,485	—	—	3,485
Vesting of restricted stock units	466	—	—	—	—	—
Repurchases of restricted stock	(125)	—	—	—	—	—
Repurchases of common stock	—	—	(3,782)	—	—	(3,782)
Dividends paid on shares outstanding and restricted stock units	—	—	(28,174)	—	—	(28,174)
Stock-based compensation	—	—	6,821	—	—	6,821
Unrealized gain on short-term investments, net of tax	—	—	—	73	—	73
Foreign currency translation	—	—	—	(11)	—	(11)
Tax benefits from stock options	—	—	3,710	—	—	3,710
Net income	—	—	—	—	29,236	29,236
Balance at June 30, 2007	67,462	$7	$428,280	$(183)	$(62,943)	$365,161

Theaccompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$29,236	$24,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,678	18,993
Stock-based compensation	6,821	10,833
Provision for doubtful accounts	1,093	146
Deferred taxes	550	806
Tax benefits from stock options	3,710	3,570
Excess tax benefits from stock-based compensation	(2,533)	(2,583)
Cumulative effect of accounting change, net of tax	—	(1,041)
Other	508	2,315
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	873	1,771
Other assets	(4,324)	1,498
Accounts payable and accrued liabilities	(3,616)	(9,355)
Member redemption liability	2,829	870
Deferred revenue	9,292	876
Other liabilities	(71)	(88)
Net cash provided by operating activities	61,046	52,888
Cash flows from investing activities:
Purchases of property and equipment	(12,563)	(13,953)
Purchases of rights, patents and trademarks	—	(509)
Purchases of short-term investments	(164,505)	(180,309)
Proceeds from maturities and sales of short-term investments	135,581	198,321
Cash paid for acquisitions, net of cash acquired	—	(60,528)
Proceeds from sales of assets, net	21	—
Net cash used for investing activities	(41,466)	(56,978)
Cash flows from financing activities:
Payments on term loan	—	(54,209)
Payments on capital leases	(8)	(146)
Proceeds from employee stock purchase plan	3,485	2,965
Proceeds from exercises of stock options	6,837	5,037
Repurchases of common stock	(3,782)	(1,957)
Payments for dividends	(28,174)	(26,242)
Excess tax benefits from stock-based compensation	2,533	2,583
Net cash used for financing activities	(19,109)	(71,969)
Effect of exchange rate changes on cash and cash equivalents	(25)	24
Change in cash and cash equivalents	446	(76,035)
Cash and cash equivalents, beginning of period	19,252	100,397
Cash and cash equivalents, end of period	$19,698	$24,362

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                 DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

United Online, Inc. (“United Online” or the “Company”) is a leading provider of consumer Internet and media services through a number of brands, including Classmates, MyPoints, NetZero and Juno. The Company’s primary Content & Media services are social networking and online loyalty marketing. The Company’s primary Communications services are Internet access and email. On a combined basis, the Company’s Web properties attract a significant number of Internet users each month and the Company offers marketers a broad array of Internet advertising services as well as online market research and measurement services.

Basis of Presentation

The accompanying consolidated financial statements for the quarters and six months ended June 30, 2007 and 2006, which include United Online and its wholly-owned subsidiaries, are unaudited except for the balance sheet information at December 31, 2006, which is derived from the audited consolidated financial statements filed on March 1, 2007 with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The Company’s interim financial statements have been prepared in accordance with GAAP including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

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

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize, in the consolidated financial statements, the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 were effective for the Company beginning in the March 2007 quarter, with any cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The implementation of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

2.   BALANCE SHEET COMPONENTS

Short-Term Investments

Short-term investments consist of the following (in thousands):

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$—	$—	$—	$—
Government agencies	171,794	42	(133)	171,703
Total	$171,794	$42	$(133)	$171,703

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$2,500	$—	$—	$2,500
Government agencies	140,822	15	(227)	140,610
Total	$143,322	$15	$(227)	$143,110

Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income on the consolidated balance sheets. The Company had no material realized gains or losses from the sale of short-term investments in the quarters and six months ended June 30, 2007 and 2006.

The following table summarizes the fair value and gross unrealized losses on the Company’s short-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate notes	$—	$—	$—	$—	$—	$—
Government agencies	43,134	(26)	39,488	(107)	82,622	(133)
Total	$43,134	$(26)	$39,488	$(107)	$82,622	$(133)

	December 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. corporate notes	$—	$—	$—	$—	$—	$—
Government agencies	21,432	(5)	22,568	(222)	44,000	(227)
Total	$21,432	$(5)	$22,568	$(222)	$44,000	$(227)

The Company’s investment portfolio consists of both corporate and government securities, including auction rate securities, that have a maximum maturity of four years. Auction rate securities have long-term underlying maturities, typically 20 to 30 years, but have interest rates that are reset every 7, 28 or 35 days, at which time the securities can typically be purchased or sold, creating a highly liquid market. The Company’s investment policy permits investments in auction rate securities with a maximum reset date of one year. The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. The Company’s investment in auction rate securities provides higher yields than money market and other cash equivalent investments. The longer the duration of securities in the investment portfolio, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields.

Maturities of short-term investments were as follows (in thousands):

	June 30, 2007		December 31, 2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$55,973	$55,957	$24,502	$24,499
Maturing between 1 year and 4 years	39,791	39,720	34,930	34,781
Maturing after 4 years	76,030	76,026	83,890	83,830
Total	$171,794	$171,703	$143,322	$143,110

Accounts Receivable

At June 30, 2007, two customers comprised approximately 15% and 11% of the consolidated accounts receivable balance. At December 31, 2006, one customer comprised approximately 13% of the consolidated accounts receivable balance. For the quarters and six months ended June 30, 2007 and 2006, the Company did not have any individual customers that comprised more than 10% of total revenues.

Other Current Assets

Other current assets consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Prepaid expenses	$10,140	$8,696
Inventory	2,254	2,644
Interest receivable	2,030	1,379
Other	1,631	707
Total	$16,055	$13,426

Goodwill and Intangible Assets

The change in goodwill for the six months ended June 30, 2007 was as follows (in thousands):

Balance at December 31, 2006	$133,018
Reduction of acquired deferred tax assets	(306)
Balance at June 30, 2007	$132,712

The adjustment to goodwill was primarily due to an increase in deferred tax assets for tax benefits associated with expense deductions and a reduction in deferred tax liabilities due to an adjustment in the state income tax rate expected to apply to future reversals of acquired book/tax basis differences.

Intangible assets consist of the following (in thousands):

	June 30, 2007
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$107,916	$(81,170)	$26,746
Trademarks and trade names	25,786	(8,182)	17,604
Advertising contracts and related relationships	7,229	(6,678)	551
Software and technology	5,340	(5,077)	263
Patents, domain names and other	4,597	(2,794)	1,803
Total	$150,868	$(103,901)	$46,967

	December 31, 2006
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$107,903	$(76,810)	$31,093
Trademarks and trade names	25,786	(6,839)	18,947
Advertising contracts and related relationships	7,229	(6,130)	1,099
Software and technology	5,340	(4,859)	481
Patents, domain names and other	4,595	(2,562)	2,033
Total	$150,853	$(97,200)	$53,653

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Employee compensation and related expenses	$17,582	$27,061
Current income taxes payable	7,034	9,305
Other	3,095	3,181
Total	$27,711	$39,547

3.   STOCKHOLDERS’ EQUITY

Common Stock Repurchases

The Company’s Board of Directors authorized a common stock repurchase program that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2007. At June 30, 2007, the Company had repurchased $139.2 million of its common stock under the program, leaving $60.8 million remaining under the program.

Shares withheld from restricted stock units (“RSUs”) awarded to employees upon vesting to pay applicable withholding taxes on their behalf are considered common stock repurchases, but are not counted as purchases against the Board-approved repurchase program. Upon vesting, the Company currently does not collect the applicable withholding taxes for RSUs from employees. Instead, the Company automatically withholds, from the RSUs that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. The Company then pays the applicable withholding taxes in cash, which is accounted for as a repurchase of common stock. In the six months ended June 30, 2007 and 2006, approximately 265,000 shares and 155,000 shares, respectively, were withheld from RSUs that vested in order to pay the applicable employee withholding taxes.

Dividends

Dividends are paid on common shares and RSUs outstanding as of the record date.

In February and April 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The dividends were paid on February 28, 2007 and May 31, 2007 and totaled $13.7 million and $14.4 million, respectively. In July 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend is August 14, 2007, and the dividend will be paid on August 31, 2007.

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

4.                 STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation that has been included in the following captions for each of the periods presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating expenses:
Cost of revenues	$254	$256	$448	$493
Sales and marketing	943	1,072	1,835	2,016
Product development	1,211	1,645	2,456	3,111
General and administrative	366	2,891	2,082	5,213
Total stock-based compensation	$2,774	$5,864	$6,821	$10,833
Tax benefit recognized	$1,158	$1,115	$2,036	$2,171

General and administrative stock-based compensation includes a $2.5 million benefit for the quarter and six months ended June 30, 2007 as a result of equity award forfeitures related to the resignation of a former executive.

Restricted Stock

In June 2007, 125,000 of the outstanding restricted shares of the Company’s common stock were cancelled. At June 30, 2007, 350,000 restricted shares of common stock were outstanding. The restricted shares vest entirely at the end of a four-year vesting period in January 2008.

5.                 INCOME TAXES

For the quarter and six months ended June 30, 2007, the Company recorded a tax provision of $10.0 million and $20.5 million, respectively on pre-tax income of $26.2 million and $49.7 million, respectively, resulting in a year-to-date effective tax rate of 41.2%. For the quarter and six months ended June 30, 2006, the Company recorded a tax provision of $11.6 million and $20.5 million, respectively, on pre-tax income of $23.2 million and $43.8 million, respectively, resulting in a year-to-date effective tax rate of 46.9%. The effective tax rates differ from the statutory rate primarily due to (1) stock-based compensation that is limited under Section 162(m) of the Internal Revenue Code, (2) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization, (3) employee stock purchase plan compensation, the benefit of which is not currently recognized under SFAS No. 123R, but which benefit is currently recognized upon disqualified disposition, (4) the benefit of federal tax exempt interest income and (5) the re-measurement of certain deferred tax assets in New York.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $4.8 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At June 30, 2007, the Company had $5.1 million of unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At June 30, 2007, the Company had $1.1 million of accrued interest related to uncertain tax positions included in income taxes payable. At the adoption date of January 1, 2007, the Company had $0.9 million of accrued interest related to uncertain tax positions included in income taxes payable.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under examination in any jurisdiction where the Company files tax returns. The Company has, however, been contacted by a state tax authority in connection with its intention to begin an examination for the tax years ended December 31, 2004 and 2005. At June 30, 2007, as a result of the expiration of statute of limitations for specific jurisdictions, the Company’s liability for unrecognized tax benefits for the related tax positions will be reduced by approximately $0.1 million over the next twelve months.

6.                 NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the quarters and six months ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Income before cumulative effect of accounting change	$16,208	$11,585	$29,236	$23,236
Cumulative effect of accounting change, net of tax	—	—	—	1,041
Net income	$16,208	$11,585	$29,236	$24,277
Denominator:
Weighted average common shares—basic	67,153	64,257	66,630	63,625
Less: weighted average common shares subject to repurchase	(468)	(475)	(471)	(475)
Shares used to calculate basic net income per share	66,685	63,782	66,159	63,150
Add: Dilutive effect of stock options, restricted stock and employee stock purchase plan	2,666	2,173	2,560	2,275
Shares used to calculate diluted net income per share	69,351	65,955	68,719	65,425
Basic net income per share:
Income before cumulative effect of accounting change	$0.24	$0.18	$0.44	$0.37
Cumulative effect of accounting change, net of tax	—	—	—	0.01
Basic net income per share	$0.24	$0.18	$0.44	$0.38
Diluted net income per share:
Income before cumulative effect of accounting change	$0.23	$0.18	$0.43	$0.36
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.01
Diluted net income per share	$0.23	$0.18	$0.43	$0.37

The diluted per share computations exclude those stock options, unvested common stock and RSUs which are antidilutive. The number of antidilutive shares at June 30, 2007 and 2006 was 2.7 million and 3.6 million, respectively.

7.   SEGMENT INFORMATION

Revenue and income from operations by segment are as follows (in thousands):

	Quarter Ended June 30, 2007
	Content & Media	Communications	Total
Billable services	$26,905	$70,220	$97,125
Advertising	22,807	11,485	34,292
Total revenues	$49,712	$81,705	$131,417
Segment income from operations	$7,844	$32,787	$40,631

	Quarter Ended June 30, 2006
	Content & Media	Communications	Total
Billable services	$21,697	$87,161	$108,858
Advertising	16,955	9,087	26,042
Total revenues	$38,652	$96,248	$134,900
Segment income from operations	$7,357	$35,574	$42,931

	Six Months Ended June 30, 2007
	Content & Media	Communications	Total
Billable services	$50,259	$143,186	$193,445
Advertising	43,628	24,195	67,823
Total revenues	$93,887	$167,381	$261,268
Segment income from operations	$13,609	$65,621	$79,230

	Six Months Ended June 30, 2006
	Content & Media	Communications	Total
Billable services	$42,194	$177,820	$220,014
Advertising	23,448	18,770	42,218
Total revenues	$65,642	$196,590	$262,232
Segment income from operations	$13,651	$69,042	$82,693

A reconciliation of segment income from operations (which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Segment income from operations:
Content & Media	$7,844	$7,357	$13,609	$13,651
Communications	32,787	35,574	65,621	69,042
Total segment income from operations	40,631	42,931	79,230	82,693
Corporate expenses	(4,686)	(4,912)	(8,874)	(10,037)
Depreciation	(5,234)	(5,345)	(9,979)	(10,052)
Amortization of intangible assets	(3,204)	(4,552)	(6,699)	(8,941)
Stock-based compensation	(2,774)	(5,864)	(6,821)	(10,833)
Consolidated operating income	$24,733	$22,258	$46,857	$42,830

The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. In addition, segment assets are not reported to, or used by, the chief operating decision maker and therefore, pursuant to SFAS No. 131, total segment assets have not been disclosed. The

Company’s $132.7 million of goodwill is related entirely to purchase transactions in the Content & Media segment.

The Company has not provided information about geographic segments because the vast majority of the Company’s revenues and related results of operations and identifiable assets are in the United States of America and additional geographic information is thus not material nor meaningful.

8.                   RESTRUCTURING CHARGES

In the quarter and six months ended June 30, 2007, the Company recorded restructuring charges of $0.4 million primarily for termination benefits paid to certain employees associated with our Web hosting and photo sharing businesses.

9.                 COMMITMENTS AND CONTINGENCIES

Legal Contingencies

In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. (“NetZero”), certain officers and directors of NetZero and the underwriters of NetZero’s initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint, which is the operative complaint, was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. On October 13, 2004, the district court certified a class in six of the other nearly identical actions (the “focus cases”). The underwriter defendants appealed the decision and the United States Court of Appeals for the Second Circuit vacated the district court’s decision granting class certification on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. Prior to the Second Circuit’s decision, the majority of issuers, including NetZero, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved, and on June 25, 2007, the court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. The plaintiffs now plan to replead their complaints and move for class certification again.

On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero containing substantially similar allegations to the Piercy case. Plaintiffs in both cases are seeking injunctive and declaratory relief and damages. NetZero filed a response to both lawsuits denying the material allegations of the complaints. Both Mr. Piercy and Mr. Ewart subsequently withdrew from the actions as class representatives. On March 16, 2007, Barbara

Rasnake, Robert Du Verger and Peter Chrisler were substituted as purported class representatives. On May 25, 2007 the court consolidated the actions under the caption Rasnake v. NetZero, Inc., Case No. BC348461. On July 13, 2007, plaintiffs filed a consolidated amended class action complaint, at which time Peter Chrisler was also substituted as a purported class representative. Discovery is continuing and a trial date has not yet been set.

The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, financial position, results of operations or cash flows, the results of litigation are inherently uncertain and the Company can provide no assurance that it will not be materially and adversely impacted by the results of such proceedings. At June 30, 2007, the Company had not established reserves for any of the matters described above.

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

Overview

We are a leading provider of consumer Internet and media services through a number of brands including Classmates, MyPoints, NetZero and Juno. Our primary Content & Media services are online social networking and online loyalty marketing. Our primary Communications services are Internet access and email. On a combined basis, our Web properties attract a significant number of Internet users each month and we offer marketers a broad array of Internet advertising services as well as online market research and measurement services.

Segment Definitions

We report our businesses in two reportable segments:

Segment	Internet Services
Content & Media	Social networking, loyalty marketing, Web hosting and photo sharing
Communications	Internet access, email, Internet security, family services and VoIP

Segment Services

Content & Media

Our primary Content & Media services are online social networking under the Classmates brand and online loyalty marketing under the MyPoints brand. Our Content & Media services also include international social networking services under our Classmates International subsidiary; The Names Database, a social networking service; as well as Web hosting and online photo sharing services; however, none of these services generate material revenues. For additional information regarding our Content & Media segment, see Note 7—“Segment Information” of the Notes to the Condensed Consolidated Financial Statements, which appears in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Online Social Networking

Our online social networking services connect millions of users primarily across the United States and, to a lesser extent, Canada, Germany, France and Sweden, among others. The primary focus of these services has been to enable members to locate and reconnect with past acquaintances from school, work or military affiliations. Basic membership in our social networking services is free and the vast majority of our social networking accounts are free accounts. A free account allows a user to engage in a variety of activities on our Web sites including posting a personal profile and searching our database for other registered members. We also offer pay services which, in general, allow the member to engage in a variety of additional activities, including communicating with other registered members. The majority of our social networking revenues are derived from our pay services. Our social networking services also contain advertising initiatives throughout their Web sites. In general, pricing for our social networking services varies by service and term of membership, with most domestic pay accounts consisting of a three-month commitment for $15, a 12-month commitment for $39 or a 24-month commitment for $59, although the standard pricings of our international and The Names Database services are lower.

Our strategy for our social networking services is to continue to enhance our members’ experience in finding and interacting with past acquaintances from school, work and the military, and to encourage our members to contribute user-generated content. Our strategy is also to expand the scope of our services to provide members with a platform to not only connect with past acquaintances, but also to meet and interact with new people based on shared interests and communities.

Online Loyalty Marketing

Our online loyalty marketing service provides advertisers an efficient means to reach a targeted online audience while providing our members a compelling way to earn rewards while shopping and engaging in other online activities. Our loyalty marketing service provides advertisers online direct marketing solutions such as rewards-based Web shopping, targeted emails based on self-reported and behavioral data, and online surveys that pre-qualify our members for targeted offers. Our members are rewarded with points for clicking or shopping through our loyalty marketing service emails, for shopping through the service’s Web site, and for completing surveys. The points are then redeemable for gift cards and other benefits with various partners. Hundreds of major brands have used our loyalty marketing service to market their products and services. All of our loyalty marketing revenues are derived from advertising.

Our strategy for our loyalty marketing services is to increase the number of members by generating additional awareness regarding the benefits of our loyalty marketing services and to encourage utilization of the service as an online shopping portal. Our strategy is also to increase the number of major advertisers on our service.

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

Internet Access Services

Our Internet access services consist of both dial-up and broadband digital subscriber line (“DSL”) services. Our DSL services were launched at the end of 2006 and we do not currently generate significant revenues from our DSL services.

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

Our strategy for our Communications segment is to manage our dial-up business primarily for profitability and cash flow while extending the life cycle of our dial-up subscribers by offering them a broadband alternative to their dial-up service.

Account Metrics

At June 30, 2007, we had approximately 5.1 million pay accounts and approximately 15.9 million active accounts. A pay account represents a unique billing relationship with a member who subscribes to one or more of our pay services. “Active” accounts include total pay accounts as well as all free access, social networking, and email members who logged on to our services at least once during the preceding 31 days. Active accounts also include the number of members of our loyalty marketing service who earned or spent points within the preceding 90 days. In anticipation of the previously announced curtailment of our photo sharing and VoIP services, we have excluded the free accounts associated with these services from our active accounts reporting at June 30, 2007. In addition, to better reflect the activity level of our membership base, we have updated our active accounts definition to include Classmates International free accounts and exclude The Names Database and Web hosting free accounts. The following table sets forth (in thousands), for the dates presented, an analysis of our pay accounts.

	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Content & Media:
Social networking	2,710	2,433	2,169	2,079	2,029
Other	88	87	86	85	81
Total	2,798	2,520	2,255	2,164	2,110
Communications:
Access	2,016	2,158	2,282	2,425	2,556
Other	304	306	317	323	330
Total	2,320	2,464	2,599	2,748	2,886
Total pay accounts	5,118	4,984	4,854	4,912	4,996

In general, we count and track pay accounts and free accounts by unique member identifiers. Users have the ability to register for separate services under separate brands and member identifiers independently. We do not track whether a pay account has purchased more than one of our services unless the account uses the same member identifier. As a result, total active free accounts may not represent unique free users. At any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool and a number of accounts that have notified us that they are terminating their service but whose service is still in effect.

We have made the decision to curtail our efforts with respect to our VoIP services, and we are currently evaluating strategic alternatives for such services. Our VoIP services had approximately 10,000 pay accounts at June 30, 2007. We have made the decision to terminate our photo sharing services as of September 27, 2007. Our photo sharing services had approximately 18,000 pay accounts at June 30, 2007.

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

Consolidated information is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Billable services	$97,125	$108,858	$193,445	$220,014
Advertising	34,292	26,042	67,823	42,218
Total revenues	131,417	134,900	261,268	262,232
Operating expenses:
Cost of revenues	30,409	31,146	59,656	61,036
Sales and marketing	42,712	46,137	88,737	89,556
Product development	13,065	13,385	26,536	26,201
General and administrative	16,900	17,422	32,389	33,668
Amortization of intangible assets	3,204	4,552	6,699	8,941
Restructuring charges	394	—	394	—
Total operating expenses	106,684	112,642	214,411	219,402
Operating income	24,733	22,258	46,857	42,830
Interest and other income, net	1,881	1,354	3,581	3,070
Interest expense	(372)	(411)	(732)	(2,127)
Income before income taxes	26,242	23,201	49,706	43,773
Provision for income taxes	10,034	11,616	20,470	20,537
Income before cumulative effect of accounting change	16,208	11,585	29,236	23,236
Cumulative effect of accounting change, net of tax	—	—	—	1,041
Net income	$16,208	$11,585	$29,236	$24,277

Information for our two reportable segments is as follows:

	Content & Media		Communications
	Quarter Ended June 30,		Quarter Ended June 30,
	2007	2006	2007	2006
Billable services	$26,905	$21,697	$70,220	$87,161
Advertising	22,807	16,955	11,485	9,087
Total revenues	49,712	38,652	81,705	96,248
Operating expenses:
Cost of revenues	10,178	7,555	17,892	20,887
Sales and marketing	20,975	16,838	20,703	28,166
Product development	4,141	3,199	6,181	7,303
General and administrative	6,180	3,703	4,142	4,318
Restructuring charges	394	—	—	—
Total operating expenses	41,868	31,295	48,918	60,674
Segment income from operations	$7,844	$7,357	$32,787	$35,574

	Content & Media		Communications
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Billable services	$50,259	$42,194	$143,186	$177,820
Advertising	43,628	23,448	24,195	18,770
Total revenues	93,887	65,642	167,381	196,590
Operating expenses:
Cost of revenues	19,534	10,708	35,588	44,950
Sales and marketing	41,914	28,969	44,769	58,451
Product development	8,303	5,612	13,184	15,221
General and administrative	10,133	6,702	8,219	8,926
Restructuring charges	394	—	—	—
Total operating expenses	80,278	51,991	101,760	127,548
Segment income from operations	$13,609	$13,651	$65,621	$69,042

A reconciliation of segment income from operations (which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Segment income from operations:
Content & Media	$7,844	$7,357	$13,609	$13,651
Communications	32,787	35,574	65,621	69,042
Total segment income from operations	40,631	42,931	79,230	82,693
Corporate expenses	(4,686)	(4,912)	(8,874)	(10,037)
Depreciation	(5,234)	(5,345)	(9,979)	(10,052)
Amortization of intangible assets	(3,204)	(4,552)	(6,699)	(8,941)
Stock-based compensation	(2,774)	(5,864)	(6,821)	(10,833)
Consolidated operating income	$24,733	$22,258	$46,857	$42,830

Quarter and Six Months Ended June 30, 2007 Compared to Quarter and Six Months Ended June 30, 2006

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

Consolidated Billable Services Revenues.   Consolidated billable services revenues decreased by $11.7 million, or 11%, to $97.1 million for the quarter ended June 30, 2007, compared to $108.9 million for the quarter ended June 30, 2006. Consolidated billable services revenues decreased by $26.6 million, or 12%, to $193.4 million for the six months ended June 30, 2007, compared to $220.0 million for the six months ended June 30, 2006. The decrease in billable services revenues for the quarter and six months ended June 30, 2007 was due to a decrease in billable services revenues from our Communications segment, partially offset by an increase in billable service revenues from our Content & Media segment. Billable services revenues related to our Content & Media segment and our Communications segment constituted 27.7% and 72.3%, respectively, of our consolidated billable services revenues for the quarter ended June 30, 2007, compared to 19.9% and 80.1%, respectively, for the quarter ended June 30, 2006. Billable services revenues related to our Content & Media segment and our Communications segment constituted 26.0% and 74.0%, respectively, of our consolidated billable services revenues for the six months ended June 30, 2007, compared to 19.2% and 80.8%, respectively, for the six months ended June 30, 2006. We anticipate that our consolidated billable services revenues will continue to decline as a result of expected continued declines in Communications billable services revenues.

Content & Media Billable Services Revenues.   Content & Media billable services revenues consist of fees charged to pay accounts for social networking, Web hosting and photo sharing services, with substantially all such revenues generated from social networking. Content & Media billable services revenues increased by $5.2 million, or 24%, to $26.9 million for the quarter ended June 30, 2007, compared to $21.7 million for the quarter ended June 30, 2006. The increase in Content & Media billable services revenues was due to a 29% increase in our average number of pay accounts from 2,066,000 for the quarter ended June 30, 2006 to 2,659,000 for the quarter ended June 30, 2007. Substantially all of this increase in the number of pay accounts was due to an increase in the number of social networking pay accounts, primarily attributable to the introduction of a new pay feature by Classmates in the fourth quarter of 2006. The increase in Content & Media billable services revenues was partially offset by a 4% decrease in ARPU from $3.50 for the quarter ended June 30, 2006 to $3.37 for the quarter ended June 30, 2007. The decrease in ARPU is primarily attributable to a greater percentage of pay accounts represented by international social networking pay accounts which have lower-priced subscription plans, and, to a lesser extent, to decreases in the average monthly revenue received from our Web hosting and photo sharing pay accounts. We anticipate our social networking pay accounts and Content & Media billable services revenues will continue to grow, at least in the near term, although we expect our growth in the number of pay accounts in the September 2007 quarter to decline modestly from the growth we experienced in the June 2007 quarter.

Content & Media billable services revenues increased by $8.1 million, or 19%, to $50.3 million for the six months June 30, 2007, compared to $42.2 million for the six months ended June 30, 2006. The increase in Content & Media billable services revenues was due to a 28% increase in our average number of pay accounts from 1,975,000 for the six months ended June 30, 2006 to 2,526,000 for the six months ended June 30, 2007. Substantially all of this increase in the number of pay accounts was due to an increase in the number of social networking pay accounts, primarily attributable to the introduction of a new pay feature by Classmates in the fourth quarter of 2006. The increase in Content & Media billable services revenues was partially offset by a 7% decrease in ARPU from $3.56 for the six months ended June 30, 2006 to $3.32 for the six months ended June 30, 2007. The decrease in ARPU is primarily attributable to a greater percentage of pay accounts represented by international social networking pay accounts which have lower-priced subscription plans, and, to a lesser extent, decreases in the average monthly revenue received from our Web hosting and photo sharing pay accounts.

Communications Billable Services Revenues.   Communications billable services revenues consist of fees charged to pay accounts for access, email, Internet security and other services, with substantially all of such revenues generated from Internet access. Communications billable services revenues decreased by $16.9 million, or 19%, to $70.2 million for the quarter ended June 30, 2007, compared to $87.2 million for the quarter ended June 30, 2006. The decrease in billable services revenues was due to a 20% decrease in our average number of pay accounts from 2,979,000 for the quarter ended June 30, 2006 to 2,392,000 for the quarter ended June 30, 2007. The decrease in average number of pay accounts is substantially attributable to a decrease in the number of dial-up pay access accounts. The decrease in billable services revenues was partially offset by a slight increase in ARPU from $9.75 for the quarter ended June 30, 2006 to $9.78 for the quarter ended June 30, 2007. We anticipate that the average number of Communications pay accounts will continue to decline due to decreases in dial-up pay access accounts. We may experience declines in ARPU primarily as a result of discounted prices for extended service commitments on our dial-up access services, including providing our $14.95 accelerated access services at $9.95 for a one-year commitment. We anticipate continued declines in Communications billable services revenues.

Communications billable services revenues decreased by $34.6 million, or 19%, to $143.2 million for the six months ended June 30, 2007, compared to $177.8 million for the six months ended June 30, 2006. The decrease in billable services revenues was due to a 19% decrease in our average number of pay accounts from 3,027,000 for the six months ended June 30, 2006 to 2,459,000 for the six months ended June 30, 2007, and a decrease in ARPU from $9.79 for the six months ended June 30, 2006 to $9.70 for the six months ended June 30, 2007. The decrease in average number of pay accounts is substantially attributable to a decrease in the number of dial-up pay access accounts.

Advertising Revenues

We connect advertisers to consumers through a variety of online marketing initiatives integrated throughout our services and Web properties, including advertising and search placements, email campaigns and user registration placements. In addition, we offer advertisers sophisticated market research capabilities and online direct marketing solutions. Factors impacting our advertising revenues generally include changes in orders from significant customers, the performance of our online marketing initiatives, the state of the online search and advertising markets, seasonality, increases or decreases in our active accounts, and increases or decreases in advertising inventory available for sale. Advertising revenues also include post-transaction revenues pursuant to an agreement whereby we generate revenues by displaying a third party’s service offerings to our Classmates’ members upon completion of the paid subscription registration process.

Consolidated Advertising Revenues.   Consolidated advertising revenues increased by $8.3 million, or 32%, to $34.3 million for the quarter ended June 30, 2007, compared to $26.0 million for the quarter ended June 30, 2006. Consolidated advertising revenues increased by $25.6 million, or 61%, to $67.8 million for the six months ended June 30, 2007, compared to $42.2 million for the six months ended June 30, 2006. The increase was primarily attributable to increases in advertising revenues in our Content & Media segment and, to a lesser extent, our Communications segment. Advertising revenues related to our Content & Media segment and our Communications segment constituted 66.5% and 33.5%, respectively, of our consolidated advertising revenues for the quarter ended June 30, 2007, compared to 65.1% and 34.9%, respectively, for the quarter ended June 30, 2006. Advertising revenues related to our Content & Media segment and our Communications segment constituted 64.3% and 35.7%, respectively, of our consolidated advertising revenues for the six months ended June 30, 2007, compared to 55.5% and 44.5%, respectively, for the six months ended June 30, 2006.

Content & Media Advertising Revenues.   Content & Media advertising revenues increased by $5.9 million, or 35%, to $22.8 million for the quarter ended June 30, 2007, compared to $17.0 million for the quarter ended June 30, 2006. The increase was due to revenues generated from our loyalty marketing service, which was acquired in April 2006, and increased revenues generated from our post-transaction sales agreement as a result of significant growth in Content & Media pay accounts. We anticipate that Content & Media advertising revenues will decrease sequentially in the September 2007 quarter when compared to the June 2007 quarter due to the September quarter being a seasonally slower quarter.

Content & Media advertising revenues increased by $20.2 million, or 86%, to $43.6 million for the six months ended June 30, 2007, compared to $23.4 million for the six months ended June 30, 2006. The increase was due to revenues generated from our loyalty marketing service, increased revenues generated from our post-transaction sales agreement as a result of growth in Content & Media pay accounts, and increased revenues generated from our Web hosting business.

Communications Advertising Revenues.   Communications advertising revenues increased by $2.4 million, or 26%, to $11.5 million for the quarter ended June 30, 2007, from $9.1 million for the quarter ended June 30, 2006. The increase was primarily attributable to increases in search revenues and, to a lesser extent, increases in advertising rates. Decreases in advertising inventory as a result of a decrease in the number of our active accounts were offset by increased advertising rates. We anticipate that Communications advertising revenues will be flat to slightly down, at least in the September 2007 quarter when compared to the June 2007 quarter.

Communications advertising revenues increased by $5.4 million, or 29%, to $24.2 million for the six months ended June 30, 2007, from $18.8 million for the six months ended June 30, 2006. The increase was primarily attributable to increases in search revenues and, to a lesser extent, increases in advertising rates.

Cost of Revenues

Cost of revenues includes telecommunications and data center costs; costs of providing rewards to members of our loyalty marketing service; personnel and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; email technical support and license fees; costs related to providing telephone technical support; customer billing and billing support to our pay accounts; and domain name registration fees. Historically, the costs that comprise our Content & Media cost of revenues were relatively fixed. However, as a result of our loyalty marketing service, which was acquired in April 2006, these costs have become more variable as the costs associated with this service tend to fluctuate with revenues. The majority of the costs that comprise our Communications cost of revenues are variable. As such, our Communications cost of revenues as a percentage of revenues is highly dependent on our ARPU, our average hourly telecommunications cost and usage, and our average customer billing and support costs per pay account.

Consolidated Cost of Revenues.   Consolidated cost of revenues decreased by $0.7 million, or 2%, to $30.4 million for the quarter ended June 30, 2007, compared to $31.1 million for the quarter ended June 30, 2006. The decrease was primarily due to decreased costs associated with our Communications segment and a $0.4 million decrease in depreciation, partially offset by increased costs associated with our Content & Media segment. Cost of revenues related to our Content & Media segment and our Communications segment constituted 36.3% and 63.7%, respectively, of our total segment cost of revenues for the quarter ended June 30, 2007, compared to 26.6% and 73.4%, respectively, for the quarter ended June 30, 2006.

Consolidated cost of revenues decreased by $1.4 million, or 2%, to $59.7 million for the six months ended June 30, 2007, compared to $61.0 million for the six months ended June 30, 2006. The decrease was primarily due to decreased costs associated with our Communications segment and a $0.8 million decrease in depreciation, partially offset by increased costs associated with our Content & Media segment. Cost of revenues related to our Content & Media segment and our Communications segment constituted 35.4% and 64.6%, respectively, of our total segment cost of revenues for the six months ended June 30, 2007, compared to 19.2% and 80.8%, respectively, for the six months ended June 30, 2006.

Content & Media Cost of Revenues.   Content & Media cost of revenues increased by $2.6 million, or 35%, to $10.2 million for the quarter ended June 30, 2007, compared to $7.6 million for the quarter ended June 30, 2006. The increase was primarily related to costs associated with our loyalty marketing service and, to a lesser extent, increased costs associated with our social networking services. As a percentage of Content & Media revenues, Content & Media cost of revenues increased to 20.5% in the quarter ended June 30, 2007, compared to 19.5% in the quarter ended June 30, 2006, primarily due to the inclusion of MyPoints revenues for the entire quarter in 2007 versus a partial quarter in 2006. In addition, our loyalty marketing service cost of revenues as a percentage of revenues is higher relative to our social networking service cost of revenues as a percentage of revenues.

Content & Media cost of revenues increased by $8.8 million, or 82%, to $19.5 million for the six months ended June 30, 2007, compared to $10.7 million for the six months ended June 30, 2006. The increase was primarily related to costs associated with our loyalty marketing service, which was acquired in April 2006 and, to a lesser extent, increased costs associated with our social networking services. As a percentage of Content & Media revenues, Content & Media cost of revenues increased to 20.8% in the six months ended June 30, 2007, compared to 16.3% in the six months ended June 30, 2006, primarily due to costs associated with our loyalty marketing service.

Communications Cost of Revenues.   Communications cost of revenues decreased by $3.0 million, or 14%, to $17.9 million for the quarter ended June 30, 2007, compared to $20.9 million for the quarter ended June 30, 2006. The decrease was primarily due to a $3.7 million decrease in telecommunications costs associated with our dial-up access, a $0.9 million decrease in customer support and billing-related costs as a result of a decrease in the number of pay accounts and a $0.3 million decrease in costs associated with our VoIP service. These decreases were partially offset by a $1.7 million increase in costs associated with our DSL service. As a percentage of Communications revenues, Communications cost of revenues increased slightly to 21.9% in the quarter ended June 30, 2007, compared to 21.7% in the quarter ended June 30, 2006.

Communications cost of revenues decreased by $9.4 million, or 21%, to $35.6 million for the six months ended June 30, 2007, compared to $45.0 million for the six months ended June 30, 2006. The decrease was primarily due to an $8.4 million decrease in telecommunications costs associated with our dial-up access, a $2.7 million decrease in customer support and billing-related costs as a result of a decrease in the number of pay accounts and a $1.1 million decrease in costs associated with our VoIP service. These decreases were partially offset by a $2.4 million increase in costs associated with our DSL service. As a percentage of Communications revenues, Communications cost of revenues decreased to 21.3% in the six months ended June 30, 2007, compared to 22.9% in the six months ended June 30, 2006, primarily as a result of decreased telecommunications costs.

Sales and Marketing

Sales and marketing expenses include advertising and promotion expenses; fees paid to distribution partners, third party advertising networks and co-registration partners to acquire new accounts; personnel-related expenses for sales and marketing personnel; and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Advertising and promotion expenses include media, agency and promotion expenses. Most of our marketing expenses are expensed in the period incurred except that media production costs are expensed the first time the advertisement is run and media and agency fees are expensed over the period the advertising runs. Sales expenses are expensed in the period incurred or, in the case of commissions paid to sales personnel, when the associated advertising revenue is recognized.

Consolidated Sales and Marketing Expenses.   Consolidated sales and marketing expenses decreased by $3.4 million, or 7%, to $42.7 million, or 32.5% of consolidated revenues, for the quarter ended June 30, 2007, compared to $46.1 million, or 34.2% of consolidated revenues, for the quarter ended June 30, 2006. The decrease was primarily attributable to a significant reduction in marketing expenses related to our Communications segment, partially offset by an increase in marketing expenses related to our Content & Media segment. Sales and marketing expenses related to our Content & Media segment and our Communications segment constituted 50.3% and 49.7%, respectively, of total segment sales and marketing expenses for the quarter ended June 30, 2007 versus 37.4% and 62.6%, respectively, for the quarter ended June 30, 2006.

Consolidated sales and marketing expenses decreased by $0.8 million, or 1%, to $88.7 million, or 34.0% of consolidated revenues, for the six months ended June 30, 2007, compared to $89.6 million, or 34.2% of consolidated revenues, for the six months ended June 30, 2006. The decrease was primarily attributable to a significant reduction in marketing expenses related to our Communications segment, offset almost entirely by an increase in marketing expenses related to our Content & Media segment. Sales and marketing expenses related to our Content & Media segment and our Communications segment constituted 48.4% and 51.6%, respectively, of total segment sales and marketing expenses for the six months ended June 30, 2007 versus 33.1% and 66.8%, respectively, for the six months ended June 30, 2006.

Content & Media Sales and Marketing Expenses.   Content & Media sales and marketing expenses increased by $4.1 million, or 25%, to $21.0 million, or 42.2% of Content & Media revenues, for the quarter ended June 30, 2007, compared to $16.8 million, or 43.6% of Content & Media revenues, for the quarter ended June 30, 2006. The increase was the result of a $3.1 million increase in costs related to acquiring free accounts, primarily social networking accounts and, to a lesser extent, loyalty marketing accounts, and a $1.1 million increase in personnel and overhead-related expenses.

Content & Media sales and marketing expenses increased by $12.9 million, or 45%, to $41.9 million, or 44.6% of Content & Media revenues, for the six months ended June 30, 2007, compared to $29.0 million, or 44.1% of Content & Media revenues, for the six months ended June 30, 2006. The increase was the result of a $7.7 million increase in costs related to acquiring free accounts, primarily social networking accounts and, to a lesser extent, loyalty marketing accounts, costs associated with our loyalty marketing service which was acquired in April 2006 and a $1.5 million increase in personnel and overhead-related expenses.

Communications Sales and Marketing Expenses.   Communications sales and marketing expenses decreased by $7.5 million, or 26%, to $20.7 million, or 25.3% of Communications revenues, for the quarter ended June 30, 2007, compared to $28.2 million, or 29.3% of Communications revenues, for the quarter ended June 30, 2006. This decrease is attributable to a $5.8 million decrease in advertising costs associated with our VoIP service and a $2.7 million decline in advertising, promotion and distribution costs related to our access services, the majority of which was due to reductions in distribution, media and telemarketing costs. These decreases were partially offset by a $0.6 million increase in advertising costs related to our broadband services and a $0.3 million increase in personnel and overhead-related expenses.

Communications sales and marketing expenses decreased by $13.7 million, or 23%, to $44.8 million, or 26.7% of Communications revenues, for the six months ended June 30, 2007, compared to $58.5 million, or 29.7% of Communications revenues, for the six months ended June 30, 2006. This decrease is attributable to a $9.9 million decline in advertising, promotion and distribution costs related to our access services, the majority of which was due to reductions in distribution, media and telemarketing advertising costs and a $6.5 million decrease in advertising costs associated with our VoIP service. These decreases were partially offset by a $1.7 million increase in personnel and overhead-related expenses and a $0.9 million increase in advertising costs related to our broadband services.

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

Consolidated Product Development Expenses.   Consolidated product development expenses decreased by $0.3 million, or 2%, to $13.1 million for the quarter ended June 30, 2007, compared to $13.4 million for the quarter ended June 30, 2006. The decrease was attributable to decreases in expenses in the Communications segment as well as a $0.4 million decrease in stock-based compensation, partially offset by increases in expenses in the Content & Media segment and a $0.3 million increase in depreciation. Product development expenses related to our Content & Media segment and our Communications segment constituted 40.1% and 59.9%, respectively, of total segment product development expenses for the quarter ended June 30, 2007, compared to 30.5% and 69.5%, respectively, for the quarter ended June 30, 2006.

Consolidated product development expenses increased by $0.3 million, or 1%, to $26.5 million for the six months ended June 30, 2007, compared to $26.2 million for the six months ended June 30, 2006. The increase was attributable to increases in expenses in the Content & Media segment and a $0.3 million increase in depreciation, partially offset by decreases in expenses in the Communications segment as well as a $0.7 million decrease in stock-based compensation. Product development expenses related to our Content & Media segment and our Communications segment constituted 38.6% and 61.4%, respectively, of total segment product development expenses for the six months ended June 30, 2007, compared to 26.9% and 73.1%, respectively, for the six months ended June 30, 2006.

Content & Media Product Development Expenses.   Content & Media product development expenses increased by $0.9 million, or 29%, to $4.1 million for the quarter ended June 30, 2007, compared to $3.2 million for the quarter ended June 30, 2006. The increase was primarily due to increases in personnel-related expenses.

Content & Media product development expenses increased by $2.7 million, or 48%, to $8.3 million for the six months ended June 30, 2007, compared to $5.6 million for the six months ended June 30, 2006. The increase was primarily due to headcount associated with our loyalty marketing service which was acquired in April 2006 and increases in personnel-related expenses related to our social networking services.

Communications Product Development Expenses.   Communications product development expenses decreased by $1.1 million, or 15%, to $6.2 million for the quarter ended June 30, 2007, compared to $7.3 million for the quarter ended June 30, 2006. The decrease was primarily the result of a $0.8 million decrease in personnel-related expenses and a $0.4 million decrease in other overhead-related expenses. Capitalized software expenses decreased to $1.5 million for the quarter ended June 30, 2007, compared to $2.2 million for the quarter ended June 30, 2006 due to a decrease in the number of development projects in 2007 compared to 2006.

Communications product development expenses decreased by $2.0 million, or 13%, to $13.2 million for the six months ended June 30, 2007, compared to $15.2 million for the six months ended June 30, 2006. The decrease was primarily the result of a $1.4 million decrease in personnel-related expenses and a $0.6 million decrease in other overhead-related expenses. Capitalized software expenses decreased to $3.3 million for the six months ended June 30, 2007, compared to $3.9 million for the six months ended June 30, 2006 due to a decrease in the number of development projects in 2007 compared to 2006.

General and Administrative

General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources and internal customer support personnel. In addition, general and administrative expenses include professional fees for legal, accounting and financial services; office relocation costs; non-income taxes; insurance; and occupancy and other overhead-related costs, as well as the expenses incurred and credits received as a result of certain legal settlements.

Consolidated General and Administrative Expenses.   Consolidated general and administrative expenses decreased by $0.5 million, or 3%, to $16.8 million for the quarter ended June 30, 2007, compared to $17.4 million for the quarter ended June 30, 2006. The decrease was due to a $2.5 million decrease in stock-based compensation primarily related to the resignation of a former executive and decreases in unallocated corporate expenses and expenses associated with our Communications segment. This decrease was substantially offset by an increase in expenses associated with our Content & Media segment. General and administrative expenses related to our Content & Media segment and our Communications segment constituted 59.9% and 40.1%, respectively, of total segment general and administrative expenses for the quarter ended June 30, 2007, compared to 46.2% and 53.8%, respectively, for the quarter ended June 30, 2006.

Consolidated general and administrative expenses decreased by $1.3 million, or 4%, to $32.4 million for the six months ended June 30, 2007, compared to $33.7 million for the six months ended June 30, 2006. This decrease was due to a $3.1 million decrease in stock-based compensation primarily related to the resignation of a former executive and equity awards granted prior to 2006 being expensed in connection with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 28; and decreases in unallocated corporate expenses and expenses associated with our Communications segment. The decrease was partially offset by an increase in expenses associated with our Content & Media segment. General and administrative expenses related to our Content & Media segment and our Communications segment constituted 55.2% and 44.8%, respectively, of total segment general and administrative expenses for the six months ended June 30, 2007, compared to 42.9% and 57.1%, respectively, for the six months ended June 30, 2006.

Content & Media General and Administrative Expenses.   Content & Media general and administrative expenses increased by $2.5 million, or 67%, to $6.2 million for the quarter ended June 30, 2007, compared to $3.7 million for the quarter ended June 30, 2006. The increase was primarily due to a $1.2 million increase in bad debt expense and increases in overhead-related costs and consulting fees.

Content & Media general and administrative expenses increased by $3.4 million, or 51%, to $10.1 million for the six months ended June 30, 2007, compared to $6.7 million for the six months ended June 30, 2006. The increase was primarily due to increases in bad debt expense for an uncollectible customer account, facilities and other overhead-related costs, compensation costs related to our loyalty marketing service, which was acquired in April 2006, and consulting fees.

Communications General and Administrative Expenses.   Communications general and administrative expenses decreased by $0.2 million, or 4%, to $4.1 million for the quarter ended June 30, 2007, compared to $4.3 million for the quarter ended June 30, 2006. The decrease was primarily due to a decrease in compensation costs.

Communications general and administrative expenses decreased by $0.7 million, or 8%, to $8.2 million for the six months ended June 30, 2007, compared to $8.9 million for the six months ended June 30, 2006. The decrease was due to a decrease in consulting fees and compensation costs.

Unallocated Corporate Expenses.   Excluding stock-based compensation and depreciation, unallocated corporate general and administrative expenses decreased by $0.2 million, or 5%, to $4.7 million for the quarter ended June 30, 2007, compared to $4.9 million for the quarter ended June 30, 2006. The decrease was primarily due to decreases in facilities and other overhead-related expenses, partially offset by increases in consulting fees and compensation costs.

Excluding stock-based compensation and depreciation, unallocated corporate general and administrative expenses decreased by $1.2 million, or 12%, to $8.9 million for the six months ended June 30, 2007, compared to $10.1 million for the six months ended June 30, 2006. The decrease was primarily due to decreases in facilities and other overhead-related expenses and consulting fees, partially offset by an increase in compensation costs.

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

Consolidated amortization of intangible assets decreased by $1.3 million, or 30%, to $3.2 million for the quarter ended June 30, 2007, compared to $4.6 million for the quarter ended June 30, 2006. Consolidated amortization of intangible assets decreased by $2.2 million, or 25%, to $6.7 million for the six months ended June 30, 2007, compared to $8.8 million for the six months ended June 30, 2006. The decreases were primarily attributable to the accelerated amortization of intangible assets in earlier years associated with the Classmates acquisition in November 2004, partially offset by increased amortization related to intangible assets acquired in connection with the acquisition of The Names Database in the March 2006 quarter and the acquisition of MyPoints in the June 2006 quarter.

Interest and Other Income, Net

Interest income consists of earnings on our cash, cash equivalents and short-term investments. Other income and expense, net consists of realized gains and losses recognized in connection with the sale of short-term investments.

Interest and other income, net increased by $0.5 million, or 39%, to $1.9 million for the quarter ended June 30, 2007, compared to $1.4 million for the quarter ended June 30, 2006. Interest and other income, net increased by $0.5 million, or 17%, to $3.6 million for the six months ended June 30, 2007, compared to

$3.1 million for the six months ended June 30, 2006. The increases were due to higher average cash balances and higher interest rates. Net realized gains on our short-term investments were not significant for the quarters and six months ended June 30, 2007 and 2006.

Interest Expense

Interest expense consists of interest expense on our term loan retired in January 2006, capital leases, the amortization of premiums on certain of our short-term investments and imputed interest on the acquired member redemption liability.

Interest expense for the quarters ended June 30, 2007 and 2006 remained relatively flat at $0.4 million.

Interest expense decreased by $1.4 million, or 66%, to $0.7 million for the six months ended June 30, 2007, compared to $2.1 million for the six months ended June 30, 2006. The decrease was primarily the result of decreases in interest expense and amortized deferred financing costs related to the term loan. In January 2006, we expensed the remaining $1.5 million in deferred financing costs upon the repayment of the $54.2 million balance of the term loan.

Provision for Income Taxes

For the quarter and six months ended June 30, 2007, we recorded a tax provision of $10.0 million and $20.5 million, respectively on pre-tax income of $26.2 million and $49.7 million, respectively, resulting in a year-to-date effective tax rate of 41.2%. For the quarter and six months ended June 30, 2006, we recorded a tax provision of $11.6 million and $20.5 million, respectively, on pre-tax income of $23.2 million and $43.8 million, respectively, resulting in a year-to-date effective tax rate of 46.9%. The effective tax rates differ from the statutory rate primarily due to (1) stock-based compensation that is limited under Section 162(m) of the Internal Revenue Code, (2) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization, (3) employee stock purchase plan compensation, the benefit of which is not currently recognized under SFAS No. 123R, but which benefit is currently recognized upon disqualified disposition, (4) the benefit of federal tax exempt interest income and (5) the re-measurement of certain tax deferred tax assets in New York.

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

Liquidity and Capital Resources

Our total cash, cash equivalent and short-term investment balances increased by $29.0 million, or 18%, to $191.4 million at June 30, 2007, compared to $162.4 million at December 31, 2006. Our summary cash flows for the six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$61,046	$52,888
Net cash used for investing activities	(41,466)	(56,978)
Net cash used for financing activities	(19,109)	(71,969)

Net cash provided by operating activities increased by $8.2 million, or 15%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Cash provided by operating activities is driven by our net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred taxes and tax benefits from stock options and changes in working capital. The increase was primarily the result of the following:

•                    a $9.0 million net increase in working capital account changes, including an $8.4 million increase in deferred revenue primarily due to increases in social networking pay accounts, a $5.0 million decrease in current income taxes payable, a $10.7 million increase in accounts payable and accrued liabilities, a $5.8 million decrease in other assets primarily due to increases in prepaid media expenses, a $2.0 million increase in member redemption liability related to our loyalty marketing service, and a $1.3 million decrease in accounts receivable; and

•                    a $5.0 million increase in net income, excluding a $1.0 million cumulative effect of an accounting change in connection with the adoption of SFAS No. 123R in the March 2006 quarter.

These increases were partially offset by a $6.3 million decrease in depreciation, amortization and stock-based compensation and a $1.5 million decrease in amortization of debt issuance costs.

Net cash used for investing activities decreased by $15.5 million, or 27%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease was primarily the result of the following:

•                    a $60.5 million decrease in cash paid for acquisitions. We acquired MyPoints in April 2006 for $49.5 million, net of cash acquired; The Names Database in March 2006 for $9.5 million, net of cash acquired; and we paid the remaining $1.5 million due in connection with the acquisition of our photo sharing service in March 2006; and

•                    a $1.4 million decrease in purchases of property and equipment.

These decreases were offset by a $46.9 million increase in net purchases of short-term investments.

We have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we will need to make further significant investments in the future. Capital expenditures for the six months ended June 30, 2007 were $12.6 million. We anticipate that our total capital expenditures for the remainder of 2007 will be in the range of $15 million to $20 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

Net cash used for financing activities decreased by $52.8 million, or 73%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease was primarily the result of payments on the term loan of $54.2 million in the March 2006 quarter.

The payment of dividends will negatively impact cash flows from financing activities. In February and April 2007, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The dividends were paid on February 28, 2007 and May 31, 2007 and totaled $13.7 million and $14.4 million, respectively. In July 2007, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend is August 14, 2007 and the dividend will be paid on August 31, 2007. The payment of future dividends is discretionary and will be subject to determination by the Board of Directors each quarter following its review of our financial performance.

Future cash flows from financing activities may also be affected by repurchases of common stock. Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2007. At June 30, 2007, we had repurchased $139.2 million of our common stock under the program, and the remaining amount available under the program was $60.8 million.

Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units (“RSUs”) we award to employees. Upon vesting, we currently do not collect the applicable withholding taxes for RSUs from employees. Instead, we automatically withhold, from the RSUs that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. We then pay the applicable withholding taxes in cash. Similar to repurchases of common stock, the net effect of such withholding will adversely impact our cash flows. The amounts remitted in the six months ended June 30, 2007 and 2006 were $3.8 million and $2.0 million, respectively, for which we withheld approximately 265,000 shares and 155,000 shares of common stock, respectively, that were underlying the RSUs. The amount we pay in future quarters will vary based on our stock price and the number of RSUs vesting during the quarter.

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

Financial Commitments

Our financial commitments were as follows at June 30, 2007 (in thousands):

		Apr-Dec	Year Ending December 31,
	Total	2007	2008	2009	2010	2011	2012	Thereafter
Capital leases(1)	$23	$9	$14	$—	$—	$—	$—	$—
Operating leases	51,622	6,025	11,976	10,957	6,962	4,528	4,072	7,102
Telecommunications purchases	14,583	5,782	6,790	1,102	909	—	—	—
Media purchases	4,540	4,540	—	—	—	—	—	—
Total	$70,768	$16,356	$18,780	$12,059	$7,871	$4,528	$4,072	$7,102

(1)          Includes $1 of imputed interest.

Off-Balance Sheet Arrangements

At June 30, 2007, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize, in the consolidated financial statements, the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 were effective for us beginning in the March 2007 quarter, with any cumulative effect of a change in accounting principle recorded as an adjustment to opening retained earnings. The implementation of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

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

Foreign Currency Risk

We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Indian Rupee (INR) and the Euro, which may result in a gain or loss of earnings to us. The volatilities of the INR and the Euro (and all other applicable currencies) are monitored throughout the year. We face two risks related to foreign currency exchange: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. dollar. Since the functional currencies of our foreign operations are denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders’ equity and do not impact operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Currency transaction gains or losses arising from transactions in currencies other than the functional currency are included in operating expenses. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

ITEM 4.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

In April, 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. (“NetZero”), certain officers and directors of NetZero and the underwriters of NetZero’s initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint, which is the operative complaint, was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. On October 13, 2004, the district court certified a class in six of the other nearly identical actions (the “focus cases”). The underwriter defendants appealed the decision and the United States Court of Appeals for the Second Circuit vacated the district court’s decision granting class certification on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. Prior to the Second Circuit’s decision, the majority of issuers, including NetZero, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved, and on June 25, 2007, the court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. The plaintiffs now plan to replead their complaints and move for class certification again.

On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero containing substantially similar allegations to the Piercy case. Plaintiffs in both cases are seeking injunctive and declaratory relief and damages. NetZero filed a response to both lawsuits denying the material allegations of the complaints. Both Mr. Piercy and Mr. Ewart subsequently withdrew from the actions as class representatives. On March 16, 2007, Barbara Rasnake, Robert Du Verger and Peter Chrisler were substituted as purported class representatives. On May 25, 2007, the court consolidated the actions under the caption Rasnake v. NetZero, Inc., Case No. BC348461. On July 13, 2007, plaintiffs filed a consolidated amended class action complaint, at which time Peter Chrisler was also substituted as a purported class representative. Discovery is continuing and a trial date has not yet been set.

The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, financial condition, results of operations or cash flows, the results of litigation are inherently uncertain and we cannot assure you that we will not be materially and adversely impacted by the results of such proceedings. At June 30, 2007, we had not established reserves for any of the matters described above.

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

We have updated the Risk Factors previously disclosed in Part I, Item IA in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 1, 2007, as set forth below.

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

Competition for Online Social Networking Services.   The market for our services is competitive, and we expect competition to significantly increase in the future. Our social networking services compete with a wide variety of social networking Web sites, including broad social networking sites such as MySpace and Facebook; a number of specialty sites, including LinkedIn, Reunion.com and Monster.com's Military.com service, that offer similar online social networking services based on school, work or military communities; and an increasing number of schools, employers and associations that maintain their own Internet-based alumni information services. We also compete with a wide variety of Web sites that provide users with alternative networks and ways of locating and interacting with acquaintances from various affiliations, including Web portals such as Yahoo!, MSN and AOL, and online services designed to locate individuals such as White Pages and US Search. As Internet search engines continue to improve their technology and their ability to locate individuals, including by finding individuals through their profiles on social networking sites, these services will increasingly compete with our services. As a result of the growth of the social networking market, a number of companies are attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. In addition, many existing social networking services are broadening their offerings to compete with our services. As we broaden our services and evolve into a service used for meeting new people with similar interests or affiliations, we may compete with the increasing number of social networking sites for special niches and areas of interest. For example, our recently launched dating feature competes with a number of online dating services.

Some of our competitors have longer operating histories, greater name and brand recognition, larger customer bases, significantly greater financial, technical, sales and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do and offer a wider variety of services and more sophisticated or compelling features than ours.  In addition, we have relied extensively on Internet advertising through portals and other Internet service providers, including AOL, MSN and Yahoo!, to grow our free and pay accounts. A number of these companies are competitors of United Online with respect to Internet access and other services, and they may not be willing to retain the same advertising relationship going forward. To the extent we are not able to maintain advertising relationships with these companies, our ability to obtain new online social networking pay and free accounts would be adversely impacted. If our competitors are more successful than we are in attracting users, our ability to maintain a large and growing user base will be adversely affected. Some of our social networking competitors have more compelling Web sites with more extensive user generated content and offer their services free to their users. If our social networking services are not as compelling and we do not stay current with evolving consumer trends, we may not succeed in maintaining or increasing our membership base. If our competitors provide similar services for free, we may not be able to charge for any of our services. Competition could have a material adverse affect on our subscription revenues and advertising revenues from social networking services. Although our pay account base has grown in recent periods, there are no assurances that this rate of growth will continue, if at all. More intense competition could also require us to increase our marketing expenditures. As a result of competition, our revenues and profitability could be adversely affected.

Competition for Online Loyalty Marketing Services.   Our online loyalty marketing service faces competition for members from several other loyalty programs that offer competitive online products and services, including Ebates, Upromise and ThankYou Network. We also face competition from offline loyalty rewards programs that have a significant online presence, such as those operated by credit card, airline and hotel companies. The success of our loyalty marketing service is dependent upon our ability to maintain and expand our active member base. The vast majority of our new member loyalty marketing accounts are derived from a few co-registration sources, which are services that provide new member registrations for MyPoints and unrelated third-party services. The loss of any of these sources of new member registrations or a decrease in the number of new members acquired through these sources could have an adverse affect on our loyalty marketing business. In addition, we generate a significant portion of our loyalty marketing revenues from the activity of a small percentage of MyPoints members. If the advertising campaigns directed to our MyPoints members and the rewards offered are not sufficiently compelling, we may not be able to maintain or increase the percentage of our MyPoints members who actively participate in our programs. If we are unable to increase or maintain the number of new MyPoints members and encourage existing members to actively participate in our programs, then our business and financial results could be adversely affected. Although our membership has grown in prior periods, there are no assurances that our membership growth will continue or increase in the future. We have limited experience in this market and cannot assure you that we will be able to compete effectively.

Competition for Advertising Customers.   We are dependent upon advertising revenues for a significant portion of our revenues and profits. Internet advertising techniques are evolving, and if our technology and ad serving techniques do not keep up with the needs of advertisers, we will not be able to compete effectively. We compete for advertising revenues with major ISPs, portal companies, social networking Web sites, content providers, large Web publishers, Web search engine companies, content aggregation companies, direct marketing businesses, and various other companies that facilitate Internet advertising. We also compete with traditional offline advertising media, such as television, radio and print advertising, because most companies currently spend only a small portion of their advertising budgets on Internet-based advertising. Many of our competitors have longer operating histories, greater name recognition, larger user bases and significantly greater financial, technical, sales and marketing resources than we do. This may allow them to devote greater resources to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, offer more sophisticated or compelling products and services, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. In certain instances, we generate advertising revenues from companies who are also our competitors. To the extent competitors who are also sources of significant advertising revenue cease to do business with us, our revenues and profits could suffer.

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

A key element of our strategy involves the diversification from the declining access business to businesses with growth opportunities. We view the Content & Media segment as a growth opportunity. Both billable services revenues and advertising revenues are key components in the profitability of this segment. We derive substantially all of this segment’s billable services revenues from pay accounts relating to our social networking services. We derive significant advertising revenues from both our social networking services as well as our loyalty marketing service. We have experienced periods where our advertising revenues and billable services revenues have declined. There can be no assurance that we will be successful in increasing Content & Media advertising revenues or billable services revenues in the future. If we are not successful in growing our revenues within this segment, it is likely to adversely affect our diversification strategy and our future prospects. Failure to increase revenues in this segment could also adversely impact the profitability of this segment and the Company as a whole.

We may be unable to maintain or grow our advertising revenues. Reduced advertising revenues may reduce our profits.

Advertising revenues are an increasingly important component of our revenues and profitability. Our revenues from advertising have in the past fluctuated, and may in the future fluctuate, due to a variety of factors including, without limitation, the effect of key advertising relationships, changes in our business models, changes in the online advertising market, changes in our advertising inventory, and changes in usage. In particular, we derive significant revenues from search, an agreement with Webloyalty, Inc. for post-transaction sales and certain other advertising initiatives or partners, and any termination, change or decrease in revenues from these sources could have a material impact on our advertising revenues. Webloyalty and some of its post-transaction partners are subject to a consumer class action lawsuit relating to their post-transaction sales registration practices. There can be no assurance that we will maintain our post-transaction advertising revenues or that our business will not be adversely impacted. In response to competition, we also could be required to expend significant resources to develop or enhance our advertising services, although there can be no assurance that our efforts will be successful. From time to time, we have undertaken initiatives that we believed would increase our advertising revenues but have resulted in decreased advertising revenues. There can be no assurance our advertising initiatives will be effective, and our advertising revenues may decline in future periods.

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

We spend significant funds to market our services. From time to time, we may allocate our advertising expenditures to different services for various reasons, and these allocations may adversely impact some of our other services. Even if we choose to allocate significant marketing resources to a particular service, there is no assurance that our marketing activities will be successful. We use online advertising to promote our social networking and loyalty marketing services to potential new members. Most of our online advertising arrangements are structured such that we pay a fee for each new account registration generated through a particular advertisement. The cost of online advertising has generally been increasing in recent periods, which has resulted in an increase in our marketing expenditures. If the cost of online advertising continues to escalate, we may experience decreases in the number of new account registrations unless we increase our marketing expenditures. At times we have increased our profitability, in part, by decreasing our marketing expenditures. Future decreases in our marketing expenditures could adversely impact our business. Future increases in our marketing expenditures could adversely impact our profitability and there can be no assurance that our marketing activities will be successful in growing our businesses. We rely on a variety of distribution channels to obtain new accounts. If these channels prove to be ineffective, or if the cost to acquire new accounts increases, our financial results could be materially and adversely impacted.

If we are unable to retain users, our business and financial results will suffer.

Historically, we have lost an average of four to five percent of our pay accounts each month, which we refer to as churn, with churn in recent periods approximating five percent. Our churn rate is calculated as the total number of pay accounts that terminated or expired in a period divided by the average number of pay accounts for the same period. The average number of pay accounts is a simple average of the number of pay accounts at the beginning and end of a period. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. We do not include in our churn calculation those accounts cancelled during the first thirty days of service unless the accounts have upgraded from free accounts, although a number of such accounts will be included in our account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not considered to have cancelled a pay account and, as such, our overall churn rate is not necessarily indicative of the percentage of subscribers canceling any particular service. We have experienced, and will likely continue to experience, a higher percentage of subscribers canceling our accelerated access services than is indicated by our churn rate. In addition, the percentage of subscribers canceling our social networking services has fluctuated significantly from quarter to quarter due to our mix of subscription terms, which affects the timing of subscription expirations. A significant majority of our social networking pay accounts are on plans that automatically renew at the end of their subscription period. Our sales and marketing practices are currently subject to an inquiry by the United States Federal Trade Commission, or FTC, and any change in our renewal practices as a result of the inquiry or otherwise could have a material impact on our churn rate. Our churn may be higher in future periods and will fluctuate from period to period and from service to service. If we continue to experience a high percentage of pay accounts canceling our services, it will make it more difficult to grow, maintain or minimize decreases in the number of pay accounts for those services. If we experience an increased percentage of cancellations, our revenues and profitability may be adversely affected. In addition, we could be required to increase our marketing expenditures to replace these lost subscribers, which could also adversely affect our profitability.

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

We may be unsuccessful at acquiring additional businesses, services or technologies. Even if we complete an acquisition, it may not improve our results of operations and may adversely impact our business and financial condition.

One of our strategic objectives is to acquire businesses, services or technologies that will provide us with an opportunity to leverage our assets and core competencies, or that otherwise will be complementary to our existing businesses. We may not succeed in growing or maintaining our revenues unless we are able to successfully complete acquisitions. The merger and acquisition market for companies offering Internet services is extremely competitive, particularly for companies who have demonstrated a profitable business model with long-term growth potential. Companies with these characteristics trade publicly or are privately valued at multiples of earnings, revenues, operating income and other metrics significantly higher than the multiples at which we are currently valued. Acquisitions may require us to obtain additional debt or equity financing, which may not be available to us on reasonable terms, or at all. These and other factors may make it difficult for us to acquire additional businesses, product lines or technologies at affordable prices, or at all, and there is no assurance that we will be successful in completing additional acquisitions.

We routinely engage in discussions regarding potential acquisitions and any of these transactions could be material to our financial condition and results of operations. However, we cannot assure you that the anticipated benefits of an acquisition will materialize or that any integration attempts will be successful. Acquiring a business, product line or technology involves many risks, including:

•                    disruption of our ongoing business and significant diversion of management from day-to-day responsibilities;

•                    acquisition financings that involve the issuance of potential dilutive equity or the incurrence of debt;

•                    reduction of cash and other resources available for operations and other uses;

•                    unforeseen obligations or liabilities;

•                    difficulty assimilating the acquired customer bases, technologies and operations;

•                    difficulty assimilating and retaining employees from the acquired business;

•                    risks of entering markets in which we have little or no direct prior experience;

•                    potential impairment of relationships with users, customers or vendors as a result of changes in management of the acquired business; and

•                    large write-offs either at the time of the acquisition or in the future, the incurrence of restructuring charges, the amortization of identifiable intangible assets, and the impairment of amounts capitalized as intangible assets; and

•                    lack of controls, policies and procedures appropriate for a public company, and the time and cost related to the remediation of such controls, policies and procedures.

Any of these risks could harm our business and financial results. In addition, an acquisition of a foreign business involves risks in addition to those set forth above, including risks associated with potentially unfamiliar economic, political and regulatory environments and integration difficulties due to language, cultural and geographic differences.

We may not successfully develop and market new services and features in a timely or cost-effective manner; consumers or advertisers may not accept our new services and features.

We may not be able to compete effectively if we are not able to adapt to changes in technology and industry standards or develop or acquire and successfully commercialize new and enhanced services and features. New services or features, such as our broadband services, may be dependent on our obtaining needed technology or services from third parties, which we may not be able to obtain in a timely manner upon terms acceptable to us, or at all. Our ability to compete successfully will also depend upon the continued compatibility of our services with products and services offered by various vendors, which we may not be able to achieve. We have expended, and may in the future expend, significant resources enhancing our existing services and developing, acquiring and implementing new services or features, such as our broadband services and the recently launched or proposed new features and designs on our Classmates and MyPoints Web sites. Product development involves a number of uncertainties, including unanticipated delays and expenses. New or enhanced services and features, including those proposed or recently launched, may have technological problems or may not be accepted by consumers or advertisers. For example, our VoIP and photo sharing services did not meet with commercial success. We cannot assure you that we will be successful in developing, acquiring or implementing new or enhanced services or features, or that new or enhanced services or features will be commercially successful.

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

Our business is largely dependent on the efforts and abilities of our senior management, particularly Mark R. Goldston, our chairman, president and chief executive officer, and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time. The loss of these key employees or our inability to attract or retain other qualified employees could seriously harm our business and prospects. We do not carry key person life insurance on any of our employees.

Changes in laws and regulation changes and new laws and regulations may adversely affect our results of operations.

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

The United States Federal Trade Commission, or FTC, and certain state agencies have investigated Internet companies in connection with consumer protection and privacy matters. The federal government has also enacted consumer protection laws, including laws protecting the privacy of consumers' nonpublic personal information. Our failure to comply with existing laws, including those of foreign countries in which we operate, the adoption of new laws or regulations regarding the use of personal information or an investigation of our privacy practices could increase the costs of operating our business.

In June 2007, we received a letter from the FTC advising us that it was conducting an inquiry into Classmates’ activities in the marketing and sale of subscriptions to consumers. We are in the process of providing the documents and information requested by the FTC which include documents related to our autorenewal practices. We cannot assure you that our services and business practices, or future changes to our services and business practices, will not subject us to claims and liability by governmental agencies or private parties. To the extent that our services and business practices change as a result of claims or actions by governmental agencies, such as the FTC, or private parties, any such changes could materially and adversely affect our business, financial position, results of operations and cash flows.

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

Our online social networking services and online loyalty marketing service rely heavily on email campaigns, and any restrictions on the sending of emails could materially and adversely affect our business.

Our online social networking services and online loyalty marketing service deliver a significant number of emails to our members. In addition to any government laws and regulations, voluntary actions by third parties to block, impose restrictions on or charge for the delivery of emails through their email systems could materially and adversely impact our business. In addition, from time to time, ISPs block bulk email transmissions or otherwise experience technical difficulties which result in the inability to transmit emails to our members. Restrictions on the sending of emails could materially and adversely affect our business and results of operations.

Our business could be shut down or severely impacted by a catastrophic event.

Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fires, earthquakes, floods, power loss, telecommunications failures, terrorism and similar events. We have experienced situations where power loss and telecommunications failures have adversely impacted our services, although to date such failures have not been material to our operations. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering of our computer systems. In addition, a significant portion of our critical computer equipment, including our data centers, is located in areas of the states of California and Washington that are particularly susceptible to earthquakes, and a significant portion of our Classmates subsidiary’s computer equipment and data centers are also located in a flood plain. We do not maintain redundant capabilities for our Classmates and MyPoints services and any of these events could result in a significant and extended disruption of these services. Currently, we do not have a disaster recovery plan to address these and other vulnerabilities. As a result, it would be difficult to operate the Classmates and MyPoints businesses in the event of disaster. While we maintain redundant capabilities for our Internet access services, a disaster could result in a significant and extended disruption of these services as well. Any prolonged disruption of our services due to these or other events would severely impact or shut down our business. We do not carry earthquake or flood insurance, and the property, business interruption and other insurance we do carry may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions in our services.

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

Commencing with the second quarter of 2005, we have declared and paid a quarterly cash dividend of $0.20 per share of common stock. The payment of future dividends is discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations and cash flows and such other factors as are deemed relevant by our board of directors. Our future cash flows may significantly decline due to, among other things, declines in our dial-up Internet access business, the payment of income taxes and other factors, and our cash balances will decline if we use our cash to acquire businesses or technologies, repurchase stock or for other purposes. A change in our business needs, including working capital and funding for acquisitions, or a change in tax laws relating to dividends, could cause our Board of Directors to decide to cease the payment of, or reduce, the dividend in the future. We cannot assure you that we will continue to pay quarterly cash dividends, and if we do not, our stock price could be negatively impacted.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchases

Our Board of Directors authorized a common stock repurchase program that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program. On April 22, 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. On April 29, 2005, the Board of Directors extended the program through December 31, 2006. In January 2007, the Board further extended the program through December 31, 2007. At June 30, 2007, we had repurchased $139.2 million of our common stock under the program, leaving $60.8 million remaining under the program.

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

Common stock repurchases at June 30, 2007 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
2001-2004	9,664	$12.92	9,664	$74,989
February 2005	1,268	11.20	1,268	60,782
February 2006	129	12.77	—	60,782
May 2006	26	11.87	—	60,782
August 2006	38	10.92	—	60,782
November 2006	22	13.88	—	60,782
February 2007	194	13.72	—	60,782
May 2007	71	15.89	—	60,782
Total	11,412	$12.77	10,932

ITEM 6.                EXHIBITS

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan	X		000-33367	8/9/2007
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan	X		000-33367	8/9/2007
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2007 Management Bonus Plan		10-Q	000-33367	5/4/2007
10.11	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	5/4/2007

10.12	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.13	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004
10.14	Employment Agreement between the Registrant and Matt Wisk		10-Q	000-33367	8/8/2005
10.15	Employment Agreement between the Registrant and Ted Cahall		10-Q	000-33367	8/8/2005
10.16	Employment Agreement between the Registrant and Jon Fetveit		10-Q	000-33367	8/8/2005
10.17	Employment Agreement between the Registrant and Gerald Popek		10-Q	000-33367	8/8/2005
10.18	Employment Agreement between the Registrant and Robert Taragan		10-Q	000-33367	8/8/2005
10.19	Employment Agreement between the Registrant and Jeremy Helfand		10-Q	000-33367	8/9/2006
10.20	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/9/2007
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/9/2007
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/9/2007
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/9/2007

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2007.

UNITED ONLINE, INC. (Registrant)
By:	/s/ NEIL P. EDWARDS
Neil P. Edwards
Interim Chief Financial Officer (as Principal Financial Officer)

EXHIBIT INDEX

		Filed with this	Incorporated by Reference to
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan	X		000-33367	8/9/2007
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan	X		000-33367	8/9/2007
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2007 Management Bonus Plan		10-Q	000-33367	5/4/2007
10.11	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	5/4/2007

10.12	Amended and Restated Employment Agreement between the Registrant and Charles S. Hilliard		10-KT	000-33367	2/5/2004
10.13	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-KT	000-33367	2/5/2004
10.14	Employment Agreement between the Registrant and Matt Wisk		10-Q	000-33367	8/8/2005
10.15	Employment Agreement between the Registrant and Ted Cahall		10-Q	000-33367	8/8/2005
10.16	Employment Agreement between the Registrant and Jon Fetveit		10-Q	000-33367	8/8/2005
10.17	Employment Agreement between the Registrant and Gerald Popek		10-Q	000-33367	8/8/2005
10.18	Employment Agreement between the Registrant and Robert Taragan		10-Q	000-33367	8/8/2005
10.19	Employment Agreement between the Registrant and Jeremy Helfand		10-Q	000-33367	8/9/2006
10.20	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/9/2007
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/9/2007
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/9/2007
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/9/2007