Form 10-Q
period 2007-09-30
UNITED ONLINE INC
filed 2007-10-30
CIK 1142701

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        There were 67,673,574 shares of the Registrant's common stock outstanding at October 26, 2007.

        In this document, "United Online," the "Company," "we," "us" and "our" collectively refer to United Online, Inc. and its wholly-owned subsidiaries.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as "anticipate," "expect," "intend," "plan," "believe," "may" or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the markets in which we compete, our pay accounts, our product and service offerings, the advertising market, operating expenses, operating efficiencies, revenues, dividends, capital requirements, capital expenditures, tax payments and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and our other filings with the SEC set forth some of the important risk factors that may affect our business, financial position, results of operations and cash flows. Statements indicating factors that we believe may impact our results or financial condition are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$90,512	$19,252
Short-term investments	114,895	143,110
Accounts receivable, net of allowance for doubtful accounts of $3,514 and $1,324 at September 30, 2007 and December 31, 2006, respectively	27,660	32,226
Deferred tax assets, net	7,291	11,705
Other current assets	16,230	13,426

Total current assets	256,588	219,719
Property and equipment, net	37,053	34,296
Deferred tax assets, net	58,685	59,655
Goodwill	132,721	133,018
Intangible assets, net	43,910	53,653
Other assets	4,345	2,678

Total assets	$533,302	$503,019

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,347	$36,550
Accrued liabilities	28,383	39,547
Member redemption liability	18,690	15,835
Deferred revenue	63,478	53,121
Capital leases	18	17

Total current liabilities	147,916	145,070
Member redemption liability	4,833	4,154
Deferred revenue	4,849	3,227
Capital leases	—	13
Other liabilities	4,648	3,589

Total liabilities	162,246	156,053

Commitments and contingencies (see Note 10)
Stockholders' equity:
Common stock	7	7
Additional paid-in capital	419,854	439,383
Accumulated other comprehensive income (loss)	169	(245)
Accumulated deficit	(48,974)	(92,179)

Total stockholders' equity	371,056	346,966

Total liabilities and stockholders' equity	$533,302	$503,019

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$126,825	$129,636	$388,093	$391,868
Operating expenses:
Cost of revenues (including stock-based compensation, see Note 4)	27,865	28,987	87,521	90,023
Sales and marketing (including stock-based compensation, see Note 4)	38,410	43,448	127,147	133,004
Product development (including stock-based compensation, see Note 4)	12,276	13,170	38,812	39,371
General and administrative (including stock-based compensation, see Note 4)	21,887	17,306	54,276	50,974
Amortization of intangible assets	3,090	4,213	9,789	13,154
Restructuring charges	34	627	428	627

Total operating expenses	103,562	107,751	317,973	327,153

Operating income	23,263	21,885	70,120	64,715
Interest and other income, net	1,874	1,457	5,455	4,527
Interest expense	(228)	(199)	(960)	(2,326)

Income before income taxes	24,909	23,143	74,615	66,916
Provision for income taxes	10,940	9,707	31,410	30,244

Income before cumulative effect of accounting change	13,969	13,436	43,205	36,672
Cumulative effect of accounting change, net of tax	—	—	—	1,041

Net income	$13,969	$13,436	$43,205	$37,713

Basic net income per share:
Income before cumulative effect of accounting change	$0.21	$0.21	$0.65	$0.58
Cumulative effect of accounting change, net of tax	—	—	—	0.01

Basic net income per share	$0.21	$0.21	$0.65	$0.59

Diluted net income per share:
Income before cumulative effect of accounting change	$0.20	$0.20	$0.63	$0.56
Cumulative effect of accounting change, net of tax	—	—	—	0.01

Diluted net income per share	$0.20	$0.20	$0.63	$0.57

Shares used to calculate basic net income per share	67,207	64,573	66,512	63,630

Shares used to calculate diluted net income per share	69,525	66,583	68,991	65,815

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$13,969	$13,436	$43,205	$37,713
Unrealized gain on short-term investments, net of tax of $77 and $125 for the quarter and nine months ended September 30, 2007, respectively, and $93 and $116 for the quarter and nine months ended September 30, 2006, respectively	118	141	191	167
Unrealized loss on derivative, net of tax of $(60) for the nine months ended September 30, 2006	—	—	—	(83)
Foreign currency translation	234	(8)	223	29

Comprehensive income	$14,321	$13,569	$43,619	$37,826

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENDSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2007	65,805	$7	$439,383	$(245)	$(92,179)	$346,966
Exercises of stock options	951	—	7,389	—	—	7,389
Issuance of common stock through employee stock purchase plan	419	—	3,485	—	—	3,485
Vesting of restricted stock units	589	—	—	—	—	—
Repurchases of restricted stock	(125)	—	—	—	—	—
Repurchases of common stock	—	—	(4,672)	—	—	(4,672)
Dividends paid on shares outstanding and restricted stock units	—	—	(42,566)	—	—	(42,566)
Stock-based compensation	—	—	12,604	—	—	12,604
Unrealized gain on short-term investments, net of tax	—	—	—	191	—	191
Foreign currency translation	—	—	—	223	—	223
Tax benefits from equity awards	—	—	4,231	—	—	4,231
Net income	—	—	—	—	43,205	43,205

Balance at September 30, 2007	67,639	$7	$419,854	$169	$(48,974)	$371,056

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$43,205	$37,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,789	28,943
Stock-based compensation	12,604	15,137
Provision for doubtful accounts	2,360	134
Deferred taxes	5,566	2,975
Tax benefits from equity awards	4,231	4,687
Excess tax benefits from equity awards	(2,732)	(3,422)
Cumulative effect of accounting change, net of tax	—	(1,041)
Other	737	2,486
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	2,206	2,532
Other assets	(4,558)	2,397
Accounts payable and accrued liabilities	(9,120)	(15,106)
Member redemption liability	3,535	1,117
Deferred revenue	11,980	181
Other liabilities	(188)	(123)

Net cash provided by operating activities	94,615	78,610

Cash flows from investing activities:
Purchases of property and equipment	(17,835)	(16,892)
Purchases of rights, patents and trademarks	—	(509)
Purchases of short-term investments	(205,351)	(256,595)
Proceeds from maturities and sales of short-term investments	233,244	267,566
Cash paid for acquisitions, net of cash acquired	—	(61,114)
Increase in restricted cash	—	(1,450)
Escrow deposit related to pre-acquisition liability	—	(4,800)
Proceeds from sales of assets, net	64	87

Net cash provided by (used for) investing activities	10,122	(73,707)

Cash flows from financing activities:
Payments on term loan	—	(54,209)
Payments on capital leases	(12)	(244)
Proceeds from employee stock purchase plan	3,485	6,569
Proceeds from exercises of stock options	7,389	2,965
Repurchases of common stock	(4,672)	(2,374)
Payments for dividends	(42,566)	(39,788)
Excess tax benefits from equity awards	2,732	3,422

Net cash used for financing activities	(33,644)	(83,659)

Effect of currency exchange rate changes on cash and cash equivalents	167	18
Change in cash and cash equivalents	71,260	(78,738)
Cash and cash equivalents, beginning of period	19,252	100,397

Cash and cash equivalents, end of period	$90,512	$21,659

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. ("United Online" or the "Company") is a leading provider of consumer Internet and media services through a number of brands, including Classmates, MyPoints, NetZero and Juno. The Company's primary Content & Media services are social networking and online loyalty marketing. The Company's primary Communications services are Internet access and email. On a combined basis, the Company's Web properties attract a significant number of Internet users each month and the Company offers marketers a broad array of Internet advertising services as well as online market research and measurement services.

Basis of Presentation

        The accompanying condensed consolidated financial statements for the quarters and nine months ended September 30, 2007 and 2006, which include United Online and its wholly-owned subsidiaries, are unaudited except for the condensed balance sheet information at December 31, 2006, which is derived from the Company's audited consolidated financial statements filed on March 1, 2007 with the Securities and Exchange Commission ("SEC") in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The Company's interim financial statements have been prepared in accordance with GAAP, including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates and assumptions. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-K filed on March 1, 2007 with the SEC.

        Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize, in the consolidated financial statements, the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 were effective for the Company beginning in the March 2007 quarter, with any cumulative effect of a change in accounting principle recorded as an adjustment to beginning retained earnings. The implementation of FIN 48 did not have a material impact on the Company's financial position, results of operations or cash flows.

Fair Value Measurements

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position, results of operations and cash flows.

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

2.     BALANCE SHEET COMPONENTS

Short-Term Investments

        Short-term investments consisted of the following (in thousands):

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal securities	$109,793	$113	$(8)	$109,898
Government agencies	5,000	—	(3)	4,997

Total	$114,793	$113	$(11)	$114,895

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$2,500	$—	$—	$2,500
Municipal securities	126,822	15	(114)	126,723
Government agencies	14,000	—	(113)	13,887

Total	$143,322	$15	$(227)	$143,110

        Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The Company had no material realized gains or losses from the sale of short-term investments in the quarters and nine months ended September 30, 2007 and 2006.

        The following table summarizes the fair value and gross unrealized losses on the Company's short-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal securities	$11,245	$(2)	$3,286	$(6)	$14,531	$(8)
Government agencies	—	—	4,997	(3)	4,997	(3)

Total	$11,245	$(2)	$8,283	$(9)	$19,528	(11)

	December 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal securities	$21,432	$(5)	$8,681	$(109)	$30,113	$(114)
Government agencies	—	—	13,887	(113)	13,887	(113)

Total	$21,432	$(5)	$22,568	$(222)	$44,000	$(227)

        The Company's investment portfolio consists of municipal securities, including auction rate securities, government agencies, and at December 31, 2006, U.S. corporate notes, that have a maximum maturity of four years. Auction rate securities have long-term underlying maturities, typically 20 to 30 years, but have interest rates that are reset every 7, 28 or 35 days, at which time the securities can typically be purchased or sold, creating a highly liquid market. The Company's investment policy permits investments in auction rate securities with a maximum reset date of one year. The Company's intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to provide liquidity as necessary. The Company's investment in auction rate securities provides higher yields than money market and other cash equivalent investments. The longer the duration of securities in the investment portfolio, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields.

        Maturities of short-term investments were as follows (in thousands):

	September 30, 2007		December 31, 2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$42,740	$42,755	$24,502	$24,499
Maturing between 1 year and 4 years	33,931	34,009	34,930	34,781
Maturing after 4 years	38,122	38,131	83,890	83,830

Total	$114,793	$114,895	$143,322	$143,110

Accounts Receivable

        At September 30, 2007, two customers comprised approximately 11% each of the consolidated accounts receivable balance. At December 31, 2006, one customer comprised approximately 13% of the consolidated accounts receivable balance. For the quarters and nine months ended September 30, 2007 and 2006, the Company did not have any individual customers that comprised more than 10% of total revenues.

Other Current Assets

        Other current assets consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Prepaid expenses	$7,145	$8,696
Prepaid gift cards used to satisfy member redemption liabilities	2,846	2,644
Interest receivable	1,726	1,379
Capitalized equity offering costs	2,537	—
Other	1,976	707

Total	$16,230	$13,426

Goodwill and Intangible Assets

        The change in goodwill for the nine months ended September 30, 2007 was as follows (in thousands):

Balance at December 31, 2006	$133,018
Increase in acquired deferred tax assets, net	(297)

Balance at September 30, 2007	$132,721

        The adjustment to goodwill was primarily due to an increase in deferred tax assets for tax benefits associated with future expense deductions.

        Intangible assets consisted of the following (in thousands):

	September 30, 2007
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$107,943	$(83,181)	$24,762
Trademarks and trade names	25,786	(8,855)	16,931
Advertising contracts and related relationships	7,229	(6,952)	277
Software and technology	5,347	(5,097)	250
Patents, domain names and other	4,605	(2,915)	1,690

Total	$150,910	$(107,000)	$43,910

	December 31, 2006
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$107,903	$(76,810)	$31,093
Trademarks and trade names	25,786	(6,839)	18,947
Advertising contracts and related relationships	7,229	(6,130)	1,099
Software and technology	5,340	(4,859)	481
Patents, domain names and other	4,595	(2,562)	2,033

Total	$150,853	$(97,200)	$53,653

        Estimated future amortization expense at September 30, 2007 was as follows (in thousands):

Year Ending December 31,
Remainder of 2007	$3,010
2008	9,287
2009	7,909
2010	6,237
2011	5,222
2012	4,013
Thereafter	8,232

Total	$43,910

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Employee compensation and related expenses	$22,284	$27,061
Income taxes payable	2,226	9,305
Other	3,873	3,181

Total	$28,383	$39,547

3.     STOCKHOLDERS' EQUITY

Common Stock Repurchases

        The Company's Board of Directors authorized a common stock repurchase program (the "program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2007. At September 30, 2007, the Company had repurchased $139.2 million of its common stock under the program, leaving $60.8 million remaining under the program.

        Shares withheld from restricted stock units ("RSUs") awarded to employees upon vesting to pay applicable withholding taxes on their behalf are considered common stock repurchases, but are not counted as purchases against the Board-approved program. Upon vesting, the Company currently does not collect the applicable withholding taxes for RSUs from employees. Instead, the Company automatically withholds, from the RSUs that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. The Company then pays the applicable withholding taxes in cash, which is accounted for as a repurchase of common stock. In the nine months ended September 30, 2007 and 2006, approximately 334,000 shares and 193,000 shares, respectively, were withheld from RSUs that vested in order to pay the applicable employee withholding taxes.

Dividends

        Dividends are paid on common shares and RSUs outstanding as of the record date.

        In February, April and July 2007, the Company's Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The dividends were paid on February 28, 2007, May 31, 2007 and August 31, 2007 and totaled $13.7 million, $14.4 million and $14.4 million, respectively. In October 2007, the Company's Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend is November 14, 2007, and the dividend will be paid on November 30, 2007.

        The payment of future dividends is discretionary and will be subject to determination by the Board of Directors each quarter following its review of the Company's financial performance and other factors. Dividends have been declared and paid out of the Company's surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware.

4.     STOCK-BASED COMPENSATION

        The following table summarizes the stock-based compensation that has been included in the following captions for each of the periods presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating expenses:
Cost of revenues	$247	$176	$695	$669
Sales and marketing	1,128	727	2,963	2,743
Product development	1,358	1,137	3,814	4,248
General and administrative	3,050	2,264	5,132	7,477

Total stock-based compensation	$5,783	$4,304	$12,604	$15,137

Tax benefit recognized	$1,026	$1,088	$3,062	$3,258

        General and administrative stock-based compensation includes a $2.5 million benefit for the nine months ended September 30, 2007 as a result of equity award forfeitures related to the resignation of a former executive.

Restricted Stock

        In June 2007, 125,000 of the outstanding restricted shares of the Company's common stock were cancelled. At September 30, 2007, 350,000 restricted shares of common stock were outstanding. The restricted shares vest entirely at the end of a four-year vesting period in January 2008.

5.     INCOME TAXES

        For the quarter and nine months ended September 30, 2007, the Company recorded a tax provision of $10.9 million and $31.4 million, respectively, on pre-tax income of $24.9 million and $74.6 million, respectively, based on an annualized effective tax rate of 42.1%. For the quarter and nine months ended September 30, 2006, the Company recorded a tax provision of $9.7 million and $30.2 million, respectively, on pre-tax income of $23.1 million and $66.9 million, respectively, based on an annualized effective tax rate of 45.2%. The effective tax rates differ from the statutory rate primarily due to (1) stock-based compensation that is limited under Section 162(m) of the Internal Revenue Code, (2) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization, (3) employee stock purchase plan compensation, the benefit of which is not currently recognized under SFAS No. 123R, but which benefit is recognized upon disqualified disposition, (4) the benefit of state and federal tax exempt interest income and (5) the re-measurement of certain deferred tax assets in New York.

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had

$4.8 million of unrecognized tax benefits, all of which would affect the Company's effective tax rate if recognized. At September 30, 2007, the Company had $7.1 million of unrecognized tax benefits.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2007, the Company had $1.2 million of accrued interest related to uncertain tax positions included in income taxes payable. At the adoption date of January 1, 2007, the Company had $0.9 million of accrued interest related to uncertain tax positions included in income taxes payable.

        The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently under examination by a state tax authority for the tax years ended December 31, 2004 and 2005. At September 30, 2007, as a result of the expiration of the statute of limitations for specific jurisdictions, the Company's liability for unrecognized tax benefits for the related tax positions will be reduced by approximately $0.7 million over the next twelve months.

6.     NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share for the quarters and nine months ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Income before cumulative effect of accounting change	$13,969	$13,436	$43,205	$36,672
Cumulative effect of accounting change, net of tax	—	—	—	1,041

Net income	$13,969	$13,436	$43,205	$37,713

Denominator:
Weighted-average common shares—basic	67,557	65,048	66,943	64,105
Less: weighted-average common shares subject to repurchase	(350)	(475)	(431)	(475)

Shares used to calculate basic net income per share	67,207	64,573	66,512	63,630

Add: Dilutive effect of stock options, restricted stock and employee stock purchase plan	2,318	2,010	2,479	2,185

Shares used to calculate diluted net income per share	69,525	66,583	68,991	65,815

Basic net income per share:
Income before cumulative effect of accounting change	$0.21	$0.21	$0.65	$0.58
Cumulative effect of accounting change, net of tax	—	—	—	0.01

Basic net income per share	$0.21	$0.21	$0.65	$0.59

Diluted net income per share:
Income before cumulative effect of accounting change	$0.20	$0.20	$0.63	$0.56
Cumulative effect of accounting change, net of tax	—	—	—	0.01

Diluted net income per share	$0.20	$0.20	$0.63	$0.57

        The diluted net income per share computations exclude stock options, unvested common stock and RSUs which are antidilutive. The number of antidilutive shares at September 30, 2007 and 2006 was 2.4 million and 3.8 million, respectively.

7.     SEGMENT INFORMATION

        Revenue and income from operations by segment were as follows (in thousands):

	Quarter Ended September 30, 2007
	Content & Media	Communications	Total
Billable services	$29,416	$65,170	$94,586
Advertising	21,959	10,280	32,239

Total revenues	$51,375	$75,450	$126,825

Segment income from operations	$11,266	$29,863	$41,129

	Quarter Ended September 30, 2006
	Content & Media	Communications	Total
Billable services	$22,142	$82,057	$104,199
Advertising	15,341	10,096	25,437

Total revenues	$37,483	$92,153	$129,636

Segment income from operations	$4,987	$35,437	$40,424

	Nine Months Ended September 30, 2007
	Content & Media	Communications	Total
Billable services	$79,675	$208,356	$288,031
Advertising	65,587	34,475	100,062

Total revenues	$145,262	$242,831	$388,093

Segment income from operations	$24,875	$95,484	$120,359

	Nine Months Ended September 30, 2006
	Content & Media	Communications	Total
Billable services	$64,336	$259,877	$324,213
Advertising	38,789	28,866	67,655

Total revenues	$103,125	$288,743	$391,868

Segment income from operations	$18,638	$104,479	$123,117

        A reconciliation of segment income from operations (which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Segment income from operations:
Content & Media	$11,266	$4,987	$24,875	$18,638
Communications	29,863	35,437	95,484	104,479

Total segment income from operations	41,129	40,424	120,359	123,117
Corporate expenses	(3,972)	(4,285)	(12,846)	(14,322)
Depreciation	(5,021)	(5,737)	(15,000)	(15,789)
Amortization of intangible assets	(3,090)	(4,213)	(9,789)	(13,154)
Stock-based compensation	(5,783)	(4,304)	(12,604)	(15,137)

Consolidated operating income	$23,263	$21,885	$70,120	$64,715

        The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. In addition, segment assets are not reported to, or used by, the Company's chief operating decision maker and, therefore, pursuant to SFAS No. 131, total segment assets have not been disclosed. The Company's $132.7 million of goodwill is related entirely to purchase transactions in the Content & Media segment.

        The Company has not provided information about geographic segments because the vast majority of the Company's revenues and related results of operations and identifiable assets are in the United States of America and additional geographic information is thus not material nor meaningful.

8.     RESTRUCTURING CHARGES

        In the quarter and nine months ended September 30, 2007, the Company recorded restructuring charges totaling $34,000 and $0.4 million, respectively, primarily for termination benefits paid to certain employees associated with the Company's Web hosting and photo sharing businesses.

        In the quarter and nine months ended September 30, 2006, the Company recorded restructuring charges totaling $0.6 million primarily for lease termination costs and termination benefits paid to employees.

9.     PLANNED SUBSIDIARY INITIAL PUBLIC OFFERING OF CLASSMATES MEDIA CORPORATION

        In May 2007, the Company announced its intention to explore the possibility of a subsidiary initial public offering ("IPO"). Classmates Media Corporation ("CMC") was formed in August 2007 for the purposes of consolidating the Company's Classmates, The Names Database and MyPoints business units and initiating a public equity offering. The businesses were contributed to CMC by the Company on August 9, 2007. In August 2007, CMC filed an S-1 registration statement with the SEC for the IPO of its common stock. In addition, CMC has current amendments to this registration statement on file with the SEC. Subsequent to the planned offering, CMC will be a majority-owned subsidiary of the Company, and its results of operations and financial condition will be consolidated in the Company's consolidated financial statements.

10.   COMMITMENTS AND CONTINGENCIES

Legal Contingencies

        In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint, which is the operative complaint, was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. On October 13, 2004, the district court certified a class in six of the other nearly identical actions (the "focus cases"). The underwriter defendants appealed the decision and the United States Court of Appeals for the Second Circuit vacated the district court's decision granting class certification on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that the plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. Prior to the Second Circuit's decision, the majority of issuers, including NetZero, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved, and on June 25, 2007, the court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed Second Amended class action complaints in the focus cases. In addition, the plaintiffs informed the court that they intend to move for class certification in the focus cases sometime in the fall of 2007.

        On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero containing substantially similar allegations to the Piercy case. Plaintiffs in both cases are seeking injunctive and declaratory relief and damages. NetZero filed a response to both lawsuits denying the material allegations of the complaints. Both Mr. Piercy and Mr. Ewart subsequently withdrew from the actions as class representatives. On March 16, 2007, Barbara Rasnake, Robert Du Verger and Peter Chrisler were substituted as purported class representatives. On May 25, 2007, the court consolidated the actions under the caption Rasnake v. NetZero, Inc., Case No. BC348461. On July 13, 2007, the plaintiffs filed a consolidated amended class action complaint, at which time Peter Chrisler was also substituted as a purported class representative. Discovery is continuing and a trial date has not yet been set.

        The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, financial position, results of operations or cash flows, the results of litigation are inherently uncertain and the Company can provide no assurance that it will not be materially and adversely impacted by the results of such proceedings. At September 30, 2007, the

Company had not established allowances for losses relating to any of the matters described above, with the exception of the Rasnake v. NetZero matter.

        The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes the amount and ultimate liability, if any, with respect to these actions will not materially affect the Company's business, financial position, results of operations or cash flows. There can be no assurance, however, that such actions will not materially and adversely affect the Company's business, financial position, results of operations or cash flows.

11.   SUBSEQUENT EVENT

        In October 2007, the Company reduced the number of employees within its Communications segment to better align the segment's cost structure within a mature business for dial-up Internet access services. The Company eliminated 69 positions, which the Company believes will result in restructuring and related charges during the fourth quarter of 2007 of approximately $3.5 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 based on our current expectations, estimates and projections about our operations, industry, financial condition and liquidity. Statements containing words such as "anticipate," "expect," "intend," "plan," "believe," "may" or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the markets in which we compete, our pay accounts, our product and service offerings, the advertising market, operating expenses, operating efficiencies, revenues, dividends, capital requirements, capital expenditures, tax payments and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and our other filings with the SEC set forth some of the important risk factors that may affect our business, financial position, results of operations and cash flows. Statements indicating factors that we believe may impact our results or financial condition are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

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

Segment Services

Content & Media

        Our primary Content & Media services are online social networking under the Classmates brand and online loyalty marketing under the MyPoints brand. Our Content & Media services also include international social networking services under our Classmates International subsidiary and The Names Database as well as Web hosting and online photo sharing services; however, none of these services generate material revenues. For additional information regarding our Content & Media segment, see Note 7—"Segment Information" of the Notes to the Unaudited Condensed Consolidated Financial Statements, which appears in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Online Social Networking

        Our online social networking services connect millions of users primarily across the United States and, to a lesser extent, Canada, Germany, France and Sweden, among others. The primary focus of these services has been to enable members to locate and reconnect with past acquaintances from school, work or military affiliations. Basic membership in our social networking services is free and the vast majority of our social networking accounts are free accounts. A free account allows a user to engage in a variety of activities on our Web sites including posting a personal profile and searching our database for other registered members. We also offer billable services which, in general, allow the member to engage in a variety of additional activities, including communicating with other registered members. The majority of our social networking revenues are derived from our billable services. Our social networking services also contain advertising initiatives throughout our Web sites. In general, pricing for our social networking services varies by service and term of membership, with most domestic pay accounts consisting of a three-month commitment for $15, a 12-month commitment for $39 or a 24-month commitment for $59, although the standard pricings of our international social networking services and related to The Names Database, are lower.

        Our strategy for our social networking services is to continue to enhance our members' experience in finding and interacting with past acquaintances from school, work and the military, and to encourage our members to contribute user-generated content. Our strategy is also to continue to expand the scope of our services to provide members with a platform to not only connect with past acquaintances, but also to, among other things, meet and interact with new people based on shared interests and communities.

Online Loyalty Marketing

        Our online loyalty marketing service provides advertisers an efficient means to reach a targeted online audience while providing our members a compelling way to earn rewards while shopping and engaging in other online activities. Our loyalty marketing service provides advertisers online direct marketing solutions such as rewards-based Web shopping, targeted emails based on self-reported and behavioral data, and online surveys that pre-qualify our members for targeted offers. Our members are able to earn points-based rewards by responding to email offers, completing online surveys, shopping online and engaging in other online activities. The points are then redeemable for gift cards and other benefits with our various partners. Hundreds of major brands have used our loyalty marketing service to market their products and services. All of our loyalty marketing revenues are derived from advertising.

        Our strategy for our loyalty marketing service is to increase the number of members by generating additional awareness regarding the benefits of our loyalty marketing service and to encourage utilization of the service as an online shopping portal. Our strategy is also to increase the number of major advertisers on our service.

Communications

        Our primary Communications billable services are consumer Internet access and email under the NetZero and Juno brands. We offer several additional Communications billable services, such as Internet security services, but these additional services do not generate significant revenues. For additional information regarding our Communications segment, see Note 7—"Segment Information" of the Notes to the Unaudited Condensed Consolidated Financial Statements, which appears in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Internet Access Services

        Our Internet access services consist of both dial-up and broadband digital subscriber line ("DSL") services. Our DSL services were launched at the end of 2006 and we do not currently generate significant revenues from our DSL services.

        Our dial-up access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up access services include Internet access and an email account, although we also offer an enhanced email service as a standalone billable service. In addition, we offer accelerated dial-up access services which reduce the time for certain Web pages to download when compared to our basic dial-up access services. Our accelerated dial-up access services also include additional benefits such as pop-up blocking, antivirus software and enhanced email storage. Our dial-up access services are available in more than 9,500 cities across the United States and Canada. In general, monthly pricing for our dial-up access services ranges from $6.95 for basic services to $14.95 for our bundled services, with $9.95 being our most prevalent price point.

        Our DSL services, which we purchase from third-parties, are currently available in parts of 34 states and Washington, D.C. While we intend to expand our coverage area, our ability to do so will be dependent on acquiring services from additional third-parties. In general, monthly pricing for our DSL services ranges from $17.95 to $34.95, though we anticipate our pricing may change and fluctuate by speed and coverage territory.

        Our strategy for our Communications segment is to manage our Internet access business primarily for profitability and cash flow while extending the life cycle of our dial-up subscribers by offering them enhanced services as well as a broadband alternative to their dial-up service.

Account Metrics

        At September 30, 2007, we had approximately 5.2 million pay accounts and approximately 16.3 million active accounts. A pay account represents a unique billing relationship with a customer who subscribes to one or more of our services. A pay account does not equate to a unique subscriber since one subscriber could have several pay accounts. Active accounts are defined as: all pay accounts as of the date presented; the monthly average for the quarter ended, as of the date presented, of all free social networking accounts who have visited our domestic or international Web sites (excluding The Names Database) at least once during the reporting period; and the monthly average for the period of all loyalty marketing members who have earned or redeemed points during such period. Active accounts also include the number of free Communications accounts (access and email users) that logged on to our services at least once during the preceding 31 days. Prior to the quarter ended September 30, 2007, we measured active accounts using a different methodology for our free social networking and loyalty marketing members. Until the quarter ended September 30, 2007, active accounts for each quarterly period included all free social networking accounts that had logged on to our services at least once during the prior 31 days and loyalty marketing members who earned or redeemed points within the preceding 90 days. Prior to the quarter ended June 30, 2007, active accounts also included free accounts associated with VoIP and The Names Database that had logged on to our services within the preceding 31 days, Web hosting free accounts that received a Web site visit within the preceding 90 days, and photo sharing free accounts that logged on to the service within the preceding 90 days. These free accounts were removed from the active accounts definition in anticipation of our curtailment of photo sharing and VoIP services, and to better reflect the activity level of our member base. The following table sets forth (in thousands), for the dates presented, an analysis of our pay and active accounts.

	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Content & Media:
Social networking	2,983	2,710	2,433	2,169	2,079
Other	70	88	87	86	85

Total	3,053	2,798	2,520	2,255	2,164

Communications:
Access	1,886	2,016	2,158	2,282	2,425
Other	300	304	306	317	323

Total	2,186	2,320	2,464	2,599	2,748

Total pay accounts	5,239	5,118	4,984	4,854	4,912

Active accounts (in millions)	16.3	15.9	20.1	20.1	20.8

        In general, we count and track pay accounts and free accounts by unique member identifiers. Users have the ability to register for separate services under separate brands and member identifiers independently. We do not track whether a pay account has purchased more than one of our services unless the account uses the same member identifier. As a result, total active accounts may not represent unique users. At any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool and a number of accounts that have notified us that they are terminating their service but whose service is still in effect.

        Growth in pay accounts during the quarter ended September 30, 2007 includes a loss of 18,000 pay accounts resulting from our decision to exit the photo sharing business. We have entered into a commercial arrangement with a third-party in connection therewith and are exploring an additional commercial arrangement with this third-party. We are also currently evaluating strategic alternatives in connection with our ongoing exiting of the photo sharing business.

        We have also made the decision to exit our VoIP services and have entered into commercial arrangements with a third-party in connection with our ongoing exiting of our VoIP services. Our VoIP services had approximately 8,000 pay accounts at September 30, 2007.

        Our overall average monthly churn rate was 4.8% for the quarter ended September 30, 2007 which included the loss of 18,000 photo sharing pay accounts. Our average monthly churn rate is calculated as the total number of pay accounts that terminated or expired in a period divided by the average number of pay accounts for the same period, divided by the number of months in that period. The average number of pay accounts is a simple average of the number of pay accounts at the beginning and end of a period. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. Except with respect to our social networking pay accounts, we do not include in our churn calculation those accounts cancelled during the first 30 days of service unless the accounts have upgraded from free accounts, although a number of such accounts will be included in our account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not considered to have cancelled a pay account and, as such, our overall churn rate is not necessarily indicative of the percentage of subscribers cancelling any particular service.

        Our Communications pay accounts are expected to continue to decrease in the future as a result of a decrease in the number of new pay accounts signing up for our services combined with existing pay account churn. At least in the near term, while we expect our Content & Media pay accounts to continue to grow, we also expect that, primarily as a result of the impact of churn on an increasing pay account base, our rate of growth in net Content & Media pay accounts will decline modestly from the rate of growth we have experienced during the first three quarters of 2007.

Critical Accounting Policies, Estimates and Assumptions

Revenue Recognition

        Our revenues are comprised of billable services revenues, which are derived primarily from fees charged to pay accounts, and advertising revenues. We apply the provisions of SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. We also apply the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

        Billable services revenues are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. Our pay accounts generally pay in advance for their service by credit card, and revenue is then recognized ratably over the service period. Advance payments from pay accounts and subscribers are recorded on the balance sheet as deferred revenue. We offer alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include ACH, payment by personal check or money order or through a local telephone company. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

        Advertising revenues consist primarily of fees from Internet search partners that are generated as a result of users utilizing partner Internet search services, fees generated from the display of third-party registration offers at the end of our pay account registration process, other display advertisements and referring members to third-party Web sites or services. We recognize advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, we ensure that a binding contract is in place, such as a standard insertion order or a fully executed customer-specific agreement. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of internally tracked performance data to the contractual performance obligation and, when available, to third-party or customer-provided performance data.

        Advertising revenues for our loyalty marketing service consist primarily of fees generated when emails are transmitted to members, when members respond to emails and when members complete online transactions. Each of these activities is a discrete, independent activity, which generally is specified in the sales agreement for each advertising customer. As the earning activities take place, activity measurement data (examples include number of emails delivered and the number of responses received) is accumulated and the related revenue is recorded.

        Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. Deferred revenue also represents invoiced services that have not yet been performed.

Goodwill

        Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. We account for goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets. SFAS No. 142 requires goodwill to be carried at cost, prohibits the amortization of goodwill and requires us to test goodwill for impairment at least annually. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill might be permanently impaired. Events or circumstances which could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.

        The testing for a potential impairment of goodwill involves a two-step process. The first step of the impairment test involves comparing the estimated fair values of our reporting units with their respective net book values, including goodwill. If the estimated fair value exceeds net book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than net book value, then the carrying amount of the goodwill is compared with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

        Although we operate in two segments, in accordance with SFAS No. 131, we have identified five reporting units—Classmates, The Names Database, MyPoints, PhotoSite and our Web hosting services—for purposes of evaluating goodwill. These reporting units each constitute a business for which discrete financial information is available.

        We performed step one of our annual goodwill impairment test in the fourth quarter of 2006 and determined that the fair value of our Classmates, The Names Database, MyPoints and Web hosting services reporting units exceeded their net book values. Our analysis included sufficient tolerance for sensitivity in key assumptions. Accordingly, step two was not required. Estimated fair values continue to exceed carrying values because these businesses continue to meet or exceed our expectations. In the December 2006 quarter, we recorded a goodwill impairment charge of $5.7 million related to our PhotoSite reporting unit within our Content & Media segment. We determined the amount of the charge based on an estimate of the fair value of PhotoSite's assets, using the income approach, discounted cash flow method.

        The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated fair value of our reporting units. The estimated fair value of our Classmates, The Names Database and Web hosting services reporting units was determined using a combination of the income approach and two methods under the market approach, the guideline company method and the guideline transaction method. The estimated fair value of our MyPoints reporting unit was determined using the income approach.

        Under the income approach, we estimated fair value based on the discounted cash flow method. The discounted cash flow method is dependent on a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions. We considered factors such as historical performance, anticipated market conditions, operating expense trends and capital expenditures. The significant assumptions used in determining the estimated fair value of our reporting units were: discount rate of 21%, terminal growth rate of 4% to 5% and resulting capitalization rate of 16% to 17%. A 1% increase or decrease in the discount rate and resulting capitalization rate would decrease or increase the estimated fair value of our reporting units by approximately $2.1 million or $2.4 million, respectively. A 1% increase or decrease in the terminal growth rate and resulting capitalization rate would increase or decrease the estimated fair value of our reporting units by approximately $0.6 million or $0.3 million, respectively. Changes in our future revenue and cash flow projections, capital expenditure forecasts or anticipated market conditions, among other factors, could significantly impact the estimated fair value of our reporting units and require adjustments to recorded amounts of goodwill.

        Under the market approach, using both the guideline company method and the guideline transaction method, we estimated the fair value of our reporting units based on multiples of the cash-free value of invested capital to revenues and EBITDA. The revenues and EBITDA multiples of our reporting units were selected based on a comparison of our reporting units' operating performance and margins, among other factors, to those of guideline companies. No adjustments were taken for the EBITDA multiples and the median multiples were selected. In the market approach, we made certain judgments about the selection of guideline companies, comparable recent company asset sales transactions and transaction premiums. Although we based our fair value estimates on assumptions we believe to be reasonable, those assumptions are inherently unpredictable and uncertain.

        In arriving at the final estimated fair values of our Classmates, The Names Database and Web hosting services reporting units, the estimated fair values as calculated under both of the income approach and the market approach were multiplied by a weighting factor, the sum of which was the final estimated fair value. The income approach was weighted 50% and the two market approach methods were weighted 25% each. The income approach was weighted more heavily as the data included in that method is based on management's projections and forecasts whereas the two market approaches were weighted less heavily as the companies and transactions used in those models are not 100% comparable to our Classmates, The Names Database and Web hosting services reporting units being evaluated. A 1% increase or decrease in the weighting factor applied to the income approach combined with a 1% total decrease in the two methods under the market approach would increase or decrease the estimated fair value of our Classmates, The Names Database and Web hosting services reporting units by approximately $3.2 million. The 1% change in the assumptions would not have changed the conclusion that the fair value exceeds the net book value for both reporting units.

Member Redemption Liability for Loyalty Marketing Points

        Member redemption liability represents the estimated costs associated with MyPoints' obligation to redeem outstanding points accumulated by its loyalty marketing members as well as those points purchased by, or allocated to, our advertisers for use in such advertisers' promotion campaigns, less an allowance for points expected to expire prior to redemption. The estimated cost of points is primarily presented in cost of revenues, except for the portion related to member acquisition activities, internal marketing surveys and other non-revenue generating activities which are presented in sales and marketing expenses. The member redemption liability is recognized when members earn points and is reduced when members redeem accumulated points upon reaching required redemption thresholds.

        MyPoints members may redeem points for third-party gift cards and other rewards. Members earn points when they respond to direct marketing offers delivered by MyPoints, purchase goods or services from advertisers, engage in certain promotional campaigns of our advertisers who purchase points or engage in other specified activities.

        The member redemption liability is estimated based upon the weighted-average cost and number of points that may be redeemed in the future. On a monthly basis, the weighted-average cost of points is calculated by taking the total cost of items fulfilled divided by total points redeemed. The discounts and points needed to redeem vary by merchant and award denomination. We purchase gift cards and other awards from merchants at a discount and set redemption levels for our members. We have the ability to adjust the number of points required to redeem awards to reflect changes in the cost of awards.

        On a monthly basis, we account for and reduce the gross points issued by an estimate of points that will never be redeemed by our members. This reduction is calculated based on an analysis of historical point-earning trends, redemption activities and individual member account activity, in accordance with EITF Issue No. 00-22, Accounting for Points and Certain Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products and Services to be Delivered in the Future. Our historical analysis takes into consideration the total points in members' accounts that have been inactive for six months or longer, less an estimated reactivation rate, plus an estimate of future inactive points. Changes in the number of points issued, redemption activities and members activity levels could materially impact the member redemption liability. A 1% increase or decrease in the estimate of unredeemed points would increase or decrease our reported member redemption liability at September 30, 2007 by approximately $77,000.

        Points in active accounts do not expire. However, under the terms and conditions of membership in our loyalty marketing program, we reserve the right to cancel or disable accounts and expire unredeemed points in accounts that are inactive for a period of twelve consecutive months. For purposes of member redemption liability, "inactive" means a lack of any of the following: Web site visit; email response; survey completion; profile update; or any point-earning or point-redeeming transaction. The cancelling or disabling of inactive accounts would have no impact on our consolidated financial statements, as we fully consider inactive accounts when establishing the member redemption liability, as discussed above.

        The following table sets forth, for the periods presented, a reconciliation of the changes in the member redemption liability (in thousands):

	Nine Months Ended September 30, 2007	Period from April 10, 2006 (date of MyPoints acquisition) through September 30, 2006
Beginning balance	$19,989	$18,497
Accruals for points earned	16,245	8,076
Reduction for redeemed points	(12,915)	(6,929)
Changes to previously earned points	(112)	(381)
Revaluation of point liability in connection with purchase accounting	—	(771)
Present value adjustment	316	297

Ending balance	$23,523	$18,789

Planned Subsidiary Initial Public Offering of Classmates Media Corporation

        In May 2007, we announced our intention to explore the possibility of a subsidiary initial public offering, or IPO. Classmates Media Corporation, or CMC, was formed in August 2007 for the purposes of consolidating our Classmates, The Names Database and MyPoints business units and initiating a public equity offering. The businesses were contributed to CMC by us on August 9, 2007. In August 2007, CMC filed an S-1 registration statement with the Securities and Exchange Commission, or SEC, for the IPO of its common stock. In addition, CMC has current amendments to this registration statement on file with the SEC. Subsequent to the planned offering, CMC will be our majority-owned subsidiary, and its results of operations and financial condition will be consolidated in our consolidated financial statements.

Results of Operations

        The following tables set forth (in thousands), for the periods presented, selected historical statements of operations data. The information contained in the tables below should be read in conjunction with Liquidity and Capital Resources and Financial Commitments included in this Item 2 as well as the unaudited condensed consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

        Consolidated information is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Billable services	$94,586	$104,199	$288,031	$324,213
Advertising	32,239	25,437	100,062	67,655

Total revenues	126,825	129,636	388,093	391,868

Operating expenses:
Cost of revenues	27,865	28,987	87,521	90,023
Sales and marketing	38,410	43,448	127,147	133,004
Product development	12,276	13,170	38,812	39,371
General and administrative	21,887	17,306	54,276	50,974
Amortization of intangible assets	3,090	4,213	9,789	13,154
Restructuring charges	34	627	428	627

Total operating expenses	103,562	107,751	317,973	327,153

Operating income	23,263	21,885	70,120	64,715
Interest and other income, net	1,874	1,457	5,455	4,527
Interest expense	(228)	(199)	(960)	(2,326)

Income before income taxes	24,909	23,143	74,615	66,916
Provision for income taxes	10,940	9,707	31,410	30,244

Income before cumulative effect of accounting change	13,969	13,436	43,205	36,672
Cumulative effect of accounting change, net of tax	—	—	—	1,041

Net income	$13,969	$13,436	$43,205	$37,713

        Information for our two reportable segments is as follows:

	Content & Media		Communications
	Quarter Ended September 30,		Quarter Ended September 30,
	2007	2006	2007	2006
Billable services	$29,416	$22,142	$65,170	$82,057
Advertising	21,959	15,341	10,280	10,096

Total revenues	51,375	37,483	75,450	92,153

Operating expenses:
Cost of revenues	9,865	7,523	15,618	18,816
Sales and marketing	19,517	17,195	17,675	25,462
Product development	3,971	3,876	5,551	6,791
General and administrative	6,722	3,894	6,743	5,028
Restructuring charges	34	8	—	619

Total operating expenses	40,109	32,496	45,587	56,716

Segment income from operations	$11,266	$4,987	$29,863	$35,437

	Content & Media		Communications
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Billable services	$79,675	$64,336	$208,356	$259,877
Advertising	65,587	38,789	34,475	28,866

Total revenues	145,262	103,125	242,831	288,743

Operating expenses:
Cost of revenues	29,399	18,231	51,206	63,766
Sales and marketing	61,431	46,164	62,444	83,913
Product development	12,274	9,488	18,735	22,012
General and administrative	16,855	10,596	14,962	13,954
Restructuring charges	428	8	—	619

Total operating expenses	120,387	84,487	147,347	184,264

Segment income from operations	$24,875	$18,638	$95,484	$104,479

        A reconciliation of segment income from operations (which excludes corporate expenses, depreciation, amortization of intangible assets and stock-based compensation) to consolidated operating income is as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Segment income from operations:
Content & Media	$11,266	$4,987	$24,875	$18,638
Communications	29,863	35,437	95,484	104,479

Total segment income from operations	41,129	40,424	120,359	123,117
Corporate expenses	(3,972)	(4,285)	(12,846)	(14,322)
Depreciation	(5,021)	(5,737)	(15,000)	(15,789)
Amortization of intangible assets	(3,090)	(4,213)	(9,789)	(13,154)
Stock-based compensation	(5,783)	(4,304)	(12,604)	(15,137)

Consolidated operating income	$23,263	$21,885	$70,120	$64,715

Quarter and Nine Months Ended September 30, 2007 Compared to
Quarter and Nine Months Ended September 30, 2006

Revenues

Billable Services Revenues

        Billable services revenues are comprised of fees charged to pay accounts for our billable services. Our billable services revenues are primarily dependent on two factors: the average number of pay accounts for a period and the average monthly revenue per pay account ("ARPU") for a period. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period. ARPU is calculated by dividing billable services revenues for a period by the average number of pay accounts for that period. ARPU may fluctuate from period to period as a result of a variety of factors including changes in the mix of billable services and their related pricing plans; the use of promotions, such as one or more free months of service, and discounted pricing plans to obtain or retain subscribers; increases or decreases in the price of our services; the number of services subscribed to by each pay account; pricing and success of new billable services and the penetration of these types of services as a percentage of total pay accounts; and the timing of pay accounts being added or removed during a period.

        Consolidated Billable Services Revenues.    Consolidated billable services revenues decreased by $9.6 million, or 9%, to $94.6 million for the quarter ended September 30, 2007, compared to $104.2 million for the quarter ended September 30, 2006. Consolidated billable services revenues decreased by $36.2 million, or 11%, to $288.0 million for the nine months ended September 30, 2007, compared to $324.2 million for the nine months ended September 30, 2006. The decrease in billable services revenues for the quarter and nine months ended September 30, 2007 was due to a decrease in revenues from our Communications segment, partially offset by an increase in revenues from our Content & Media segment. Billable services revenues related to our Content & Media segment and our Communications segment constituted 31.1% and 68.9%, respectively, of our consolidated billable services revenues for the quarter ended September 30, 2007, compared to 21.2% and 78.8%, respectively, for the quarter ended September 30, 2006. Billable services revenues related to our Content & Media segment and our Communications segment constituted 27.7% and 72.3%, respectively, of our consolidated billable services revenues for the nine months ended September 30, 2007, compared to 19.8% and 80.2%, respectively, for the nine months ended September 30, 2006. We anticipate that our consolidated billable services revenues will continue to decline as a result of an expected continued decline in Communications billable services revenues.

        Content & Media Billable Services Revenues.    Content & Media billable services revenues consist of fees charged to pay accounts for social networking, Web hosting and photo sharing services, with substantially all such revenues generated from social networking. Content & Media billable services revenues increased by $7.3 million, or 33%, to $29.4 million for the quarter ended September 30, 2007, compared to $22.1 million for the quarter ended September 30, 2006. The increase in Content & Media billable services revenues was due to a 37% increase in our average number of pay accounts from 2.1 million for the quarter ended September 30, 2006 to 2.9 million for the quarter ended September 30, 2007. Substantially all of this increase in the number of pay accounts was due to an increase in the number of social networking pay accounts, primarily attributable to the introduction of a new pay feature by Classmates in the fourth quarter of 2006 and, to a lesser extent, an increase in the number of international pay accounts. The increase in Content & Media billable services revenues was partially offset by a 3% decrease in ARPU from $3.45 for the quarter ended September 30, 2006 to $3.35 for the quarter ended September 30, 2007. The decrease in ARPU was primarily attributable to a greater percentage of pay accounts represented by international social networking pay accounts which have lower-priced subscription plans, and, to a lesser extent, to decreases in the average monthly revenue received from our Web hosting pay accounts and no revenue received from our photo sharing business beginning in the quarter ended September 30, 2007 as a result of our decision to exit the photo sharing business. We anticipate our Content & Media billable services revenues will continue to grow, at least in the near term.

        Content & Media billable services revenues increased by $15.3 million, or 24%, to $79.7 million for the nine months ended September 30, 2007, compared to $64.3 million for the nine months ended September 30, 2006. The increase in Content & Media billable services revenues was due to a 33% increase in our average number of pay accounts from 2.0 million for the nine months ended September 30, 2006 to 2.7 million for the nine months ended September 30, 2007. Substantially all of this increase in the number of pay accounts was due to an increase in the number of social networking pay accounts, primarily attributable to the introduction of a new pay feature by Classmates in the fourth quarter of 2006 and, to a lesser extent, an increase in the number of international pay accounts. The increase in Content & Media billable services revenues was partially offset by a 7% decrease in ARPU from $3.57 for the nine months ended September 30, 2006 to $3.34 for the nine months ended September 30, 2007. The decrease in ARPU was primarily attributable to a greater percentage of pay accounts represented by international social networking pay accounts which have lower-priced subscription plans, and, to a lesser extent, decreases in the average monthly revenue received from our Web hosting and photo sharing pay accounts.

        Communications Billable Services Revenues.    Communications billable services revenues consist of fees charged to pay accounts for access, email, Internet security and other services, with substantially all of such revenues generated from Internet access. Communications billable services revenues decreased by $16.9 million, or 21%, to $65.2 million for the quarter ended September 30, 2007, compared to $82.1 million for the quarter ended September 30, 2006. The decrease in revenues was due to a 20% decrease in our average number of pay accounts from 2.8 million for the quarter ended September 30, 2006 to 2.3 million for the quarter ended September 30, 2007. The decrease in average number of pay accounts is substantially attributable to a decrease in the number of dial-up pay access accounts. In addition, the decrease in revenues was partially due to a 1% decrease in ARPU from $9.71 for the quarter ended September 30, 2006 to $9.64 for the quarter ended September 30, 2007. We may experience declines in ARPU primarily as a result of discounted prices for extended service commitments on our dial-up access services, including providing our $14.95 accelerated dial-up access services at $9.95 for a one-year commitment. We anticipate continued declines in Communications billable services revenues.

        Communications billable services revenues decreased by $51.5 million, or 20%, to $208.4 million for the nine months ended September 30, 2007, compared to $259.9 million for the nine months ended September 30, 2006. The decrease in revenues was due to a 19% decrease in our average number of pay accounts from 3.0 million for the nine months ended September 30, 2006 to 2.4 million for the nine months ended September 30, 2007, and a 1% decrease in ARPU from $9.76 for the nine months ended September 30, 2006 to $9.68 for the nine months ended September 30, 2007. The decrease in average number of pay accounts is substantially attributable to a decrease in the number of dial-up pay access accounts.

Advertising Revenues

        We connect advertisers to consumers through a variety of online marketing initiatives integrated throughout our services and Web properties, including advertising and search placements, email campaigns and user registration placements. In addition, we offer advertisers sophisticated market research capabilities and online direct marketing solutions. Factors impacting our advertising revenues generally include changes in orders from significant customers, the performance of our online marketing initiatives, the state of the online search and advertising markets, seasonality, increases or decreases in our active accounts, and increases or decreases in advertising inventory available for sale. Advertising revenues also include post-transaction revenues pursuant to an agreement whereby we generate revenues by displaying a third-party's service offerings to our Classmates' members upon their completion of the paid subscription registration process.

        Consolidated Advertising Revenues.    Consolidated advertising revenues increased by $6.8 million, or 27%, to $32.2 million for the quarter ended September 30, 2007, compared to $25.4 million for the quarter ended September 30, 2006. Consolidated advertising revenues increased by $32.4 million, or 48%, to $100.1 million for the nine months ended September 30, 2007, compared to $67.7 million for the nine months ended September 30, 2006. The increases were primarily attributable to increases in advertising revenues in our Content & Media segment and, to a lesser extent, our Communications segment. Advertising revenues related to our Content & Media segment and our Communications segment constituted 68.1% and 31.9%, respectively, of our consolidated advertising revenues for the quarter ended September 30, 2007, compared to 60.3% and 39.7%, respectively, for the quarter ended September 30, 2006. Advertising revenues related to our Content & Media segment and our Communications segment constituted 65.5% and 34.5%, respectively, of our consolidated advertising revenues for the nine months ended September 30, 2007, compared to 57.3% and 42.7%, respectively, for the nine months ended September 30, 2006.

        Content & Media Advertising Revenues.    Content & Media advertising revenues increased by $6.6 million, or 43%, to $22.0 million for the quarter ended September 30, 2007, compared to $15.3 million for the quarter ended September 30, 2006. The increase was due to increased revenues generated from our loyalty marketing service and, to a lesser extent, increased revenues generated from our post-transaction sales agreement as a result of significant growth in Content & Media pay accounts and increases in advertising rates. We anticipate that Content & Media advertising revenues will increase sequentially in the December 2007 quarter due to the December quarter being a seasonally stronger quarter.

        Content & Media advertising revenues increased by $26.8 million, or 69%, to $65.6 million for the nine months ended September 30, 2007, compared to $38.8 million for the nine months ended September 30, 2006. The increase was primarily related to revenues from our loyalty marketing service, which we acquired in April 2006 and which was included in our results of operations for the full nine months ended September 30, 2007 compared to only 174 days for the nine months ended September 30, 2006. Revenues from our loyalty marketing service increased by $22.5 million in the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006 primarily due to the fact that no revenues from our loyalty marketing service were included in our consolidated financial statements in the first three months and nine days of 2006 (the period prior to acquisition) and, to a lesser extent, an increase in the number of active accounts in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Our revenues for the nine months ended September 30, 2007 also increased as a result of a $3.8 million increase in advertising revenues generated from our social networking services related to increased revenues from post-transaction sales resulting from pay account growth in the nine months ended September 30, 2007 and a $0.5 million increase in advertising revenues generated from our Web hosting business primarily related to increased search revenues.

        Communications Advertising Revenues.    Communications advertising revenues increased by $0.2 million, or 2%, to $10.3 million for the quarter ended September 30, 2007, from $10.1 million for the quarter ended September 30, 2006. The increase was primarily attributable to an increase in search revenues and, to a lesser extent, increases in advertising rates, partially offset by a decrease in advertising inventory as a result of a decrease in the number of our active accounts. We anticipate that Communications advertising revenues will be flat to slightly up in the December 2007 quarter when compared to the September 2007 quarter.

        Communications advertising revenues increased by $5.6 million, or 19%, to $34.5 million for the nine months ended September 30, 2007, compared to $28.9 million for the nine months ended September 30, 2006. The increase was primarily attributable to an increase in search revenues and, to a lesser extent, an increase in advertising rates, partially offset by a decrease in advertising inventory as a result of a decrease in the number of our active accounts.

Cost of Revenues

        Cost of revenues includes telecommunications and data center costs; costs of providing rewards to members of our loyalty marketing service; personnel and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; email technical support and license fees; costs related to providing telephone technical support; customer billing and billing support to our pay accounts; and domain name registration fees. Historically, the costs that comprise our Content & Media cost of revenues have been relatively fixed. However, as a result of our loyalty marketing service, which was acquired in April 2006, these costs have become more variable as the costs associated with this service tend to fluctuate with revenues. The majority of the costs that comprise our Communications cost of revenues are variable. As such, our Communications cost of revenues as a percentage of revenues is highly dependent on our ARPU, our average hourly telecommunications cost and usage, and our average customer billing and billing support costs per pay account.

        Consolidated Cost of Revenues.    Consolidated cost of revenues decreased by $1.1 million, or 4%, to $27.9 million for the quarter ended September 30, 2007, compared to $29.0 million for the quarter ended September 30, 2006. The decrease was primarily due to decreased costs associated with our Communications segment and a $0.3 million decrease in depreciation, partially offset by increased costs associated with our Content & Media segment. Cost of revenues related to our Content & Media segment and our Communications segment constituted 38.7% and 61.3%, respectively, of our total segment cost of revenues for the quarter ended September 30, 2007, compared to 28.6% and 71.4%, respectively, for the quarter ended September 30, 2006.

        Consolidated cost of revenues decreased by $2.5 million, or 3%, to $87.5 million for the nine months ended September 30, 2007, compared to $90.0 million for the nine months ended September 30, 2006. The decrease was primarily due to decreased costs associated with our Communications segment and a $1.1 million decrease in depreciation, partially offset by increased costs associated with our Content & Media segment. Cost of revenues related to our Content & Media segment and our Communications segment constituted 36.5% and 63.5%, respectively, of our total segment cost of revenues for the nine months ended September 30, 2007, compared to 22.2% and 77.8%, respectively, for the nine months ended September 30, 2006.

        Content & Media Cost of Revenues.    Content & Media cost of revenues increased by $2.3 million, or 31%, to $9.9 million for the quarter ended September 30, 2007, compared to $7.5 million for the quarter ended September 30, 2006. The increase was primarily related to increased costs associated with increased revenues from our loyalty marketing service and, to a lesser extent, our social networking services. As a percentage of Content & Media revenues, Content & Media cost of revenues decreased to 19.2% in the quarter ended September 30, 2007, compared to 20.1% in the quarter ended September 30, 2006, primarily due to an increase in our social networking revenues as a percentage of total Content & Media revenues for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006. Our social networking services have a lower cost of revenues as a percentage of revenues as compared to our loyalty marketing service.

        Content & Media cost of revenues increased by $11.2 million, or 61%, to $29.4 million for the nine months ended September 30, 2007, compared to $18.2 million for the nine months ended September 30, 2006. The increase was primarily related to costs of our loyalty marketing service, which we acquired in April 2006 and which was included in our results of operations for the full nine months ended September 30, 2007 compared to only 174 days for the nine months ended September 30, 2006. Cost of revenues from our loyalty marketing service increased by $8.7 million in the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006 primarily due to the fact that no revenues or cost of revenues related to our loyalty marketing service were included in our consolidated financial statements in the first three months and nine days of 2006 (the period prior to acquisition) and, to a lesser extent, an increase in costs associated with increased revenues in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. In addition, customer support, overhead and headcount costs associated with our social networking services and Web hosting business increased by $2.0 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. As a percentage of Content & Media revenues, Content & Media cost of revenues increased to 20.2% in the nine months ended September 30, 2007, compared to 17.7% in the nine months ended September 30, 2006, primarily due to an increase in our loyalty marketing revenues as a percentage of total Content & Media revenues for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Our loyalty marketing service has a higher cost of revenues as a percentage of revenues as compared to our social networking services and Web hosting business. The higher cost of revenues associated with our online loyalty marketing service is due to the benefits provided to our loyalty marketing members when they redeem points earned in connection with activities on our MyPoints Web site.

        Communications Cost of Revenues.    Communications cost of revenues decreased by $3.2 million, or 17%, to $15.6 million for the quarter ended September 30, 2007, compared to $18.8 million for the quarter ended September 30, 2006. The decrease was primarily due to a $4.1 million decrease in telecommunications costs associated with our dial-up access business, a $1.6 million decrease in customer support and billing-related costs as a result of a decrease in the number of pay accounts and a $0.4 million decrease in costs associated with our VoIP service. These decreases were partially offset by a $2.5 million increase in costs associated with our DSL service. As a percentage of Communications revenues, Communications cost of revenues increased slightly to 20.7% in the quarter ended September 30, 2007, compared to 20.4% in the quarter ended September 30, 2006.

        Communications cost of revenues decreased by $12.6 million, or 20%, to $51.2 million for the nine months ended September 30, 2007, compared to $63.8 million for the nine months ended September 30, 2006. The decrease was primarily due to a $12.6 million decrease in telecommunications costs associated with our dial-up access business, a $4.3 million decrease in customer support and billing-related costs as a result of a decrease in the number of pay accounts and a $1.5 million decrease in costs associated with our VoIP service. These decreases were partially offset by a $4.9 million increase in costs associated with our DSL service. As a percentage of Communications revenues, Communications cost of revenues decreased to 21.1% in the nine months ended September 30, 2007, compared to 22.1% in the nine months ended September 30, 2006, largely as a result of a decrease in telecommunications costs per hour and a decrease in the average number of hours used per month.

Sales and Marketing

        Sales and marketing expenses include advertising and promotion expenses; fees paid to distribution partners, third-party advertising networks and co-registration partners to acquire new accounts; personnel-related expenses for sales and marketing personnel; and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Advertising and promotion expenses include media, agency and promotion expenses. Most of our marketing expenses are expensed in the period incurred except that media production costs are expensed the first time the advertisement is run and media and agency fees are expensed over the period the advertising runs. Sales expenses are expensed in the period incurred or, in the case of commissions paid to sales personnel, when the associated advertising revenue is recognized.

        Consolidated Sales and Marketing Expenses.    Consolidated sales and marketing expenses decreased by $5.0 million, or 12%, to $38.4 million, or 30.3% of consolidated revenues, for the quarter ended September 30, 2007, compared to $43.4 million, or 33.5% of consolidated revenues, for the quarter ended September 30, 2006. The decrease was primarily attributable to a significant reduction in marketing expenses related to our Communications segment, partially offset by an increase in marketing expenses related to our Content & Media segment and a $0.4 million increase in stock-based compensation. Sales and marketing expenses related to our Content & Media segment and our Communications segment constituted 52.5% and 47.5%, respectively, of total segment sales and marketing expenses for the quarter ended September 30, 2007 versus 40.3% and 59.7%, respectively, for the quarter ended September 30, 2006.

        Consolidated sales and marketing expenses decreased by $5.9 million, or 4%, to $127.1 million, or 32.8% of consolidated revenues, for the nine months ended September 30, 2007, compared to $133.0 million, or 33.9% of consolidated revenues, for the nine months ended September 30, 2006. The decrease was primarily attributable to a significant reduction in marketing expenses related to our Communications segment, largely offset by an increase in marketing expenses related to our Content & Media segment. Sales and marketing expenses related to our Content & Media segment and our Communications segment constituted 49.6% and 50.4%, respectively, of total segment sales and marketing expenses for the nine months ended September 30, 2007 versus 35.5% and 64.5%, respectively, for the nine months ended September 30, 2006.

        Content & Media Sales and Marketing Expenses.    Content & Media sales and marketing expenses increased by $2.3 million, or 14%, to $19.5 million for the quarter ended September 30, 2007, compared to $17.2 million for the quarter ended September 30, 2006. The increase was the result of a $1.8 million increase in costs related to acquiring free accounts, primarily social networking accounts and, to a lesser extent, loyalty marketing accounts, and a $0.6 million increase in personnel and overhead-related expenses. However, as a percentage of Content & Media revenues, sales and marketing expenses decreased from 45.9% in the quarter ended September 30, 2006 to 38.0% in the quarter ended September 30, 2007 as a result of our ability to increase revenues without a commensurate increase in marketing spend.

        Content & Media sales and marketing expenses increased by $15.3 million, or 33%, to $61.4 million, or 42.3% of Content & Media revenues, for the nine months ended September 30, 2007, compared to $46.2 million, or 44.8% of Content & Media revenues, for the nine months ended September 30, 2006. A portion of the increase was related to sales and marketing expenses associated with our loyalty marketing service, which we acquired in April 2006 and which was included in our results of operations for the full nine months ended September 30, 2007 compared to only 174 days for the nine months ended September 30, 2006. Sales and marketing expenses associated with our loyalty marketing service increased by $8.1 million in the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006 primarily due to the fact that no sales and marketing expenses were included in our consolidated financial statements in the first three months and nine days of 2006 (the period prior to acquisition). In addition, the increase was the result of a $6.2 million increase in marketing costs primarily related to acquiring new free social networking services members and a $1.2 million increase in personnel and overhead-related expenses related to our social networking services and Web hosting business.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $7.8 million, or 31%, to $17.7 million, or 23.4% of Communications revenues, for the quarter ended September 30, 2007, compared to $25.5 million, or 27.6% of Communications revenues, for the quarter ended September 30, 2006. This decrease was attributable to a $6.7 million decline in advertising, promotion and distribution costs related to our access services, the majority of which was due to reductions in media and telemarketing costs and a $1.3 million decrease in advertising costs associated with our VoIP service. These decreases were partially offset by a $0.3 million increase in advertising costs related to our broadband services. We anticipate that Communications sales and marketing expenses may continue to decline throughout 2008 as a result of expected continued declines in pay accounts and the reduction in the number of employees in this segment in October 2007.

        Communications sales and marketing expenses decreased by $21.5 million, or 26%, to $62.4 million, or 25.7% of Communications revenues, for the nine months ended September 30, 2007, compared to $83.9 million, or 29.1% of Communications revenues, for the nine months ended September 30, 2006. This decrease was attributable to a $16.5 million decline in advertising, promotion and distribution costs related to our access services, the majority of which was due to reductions in distribution, telemarketing and media costs and a $7.8 million decrease in advertising costs associated with our VoIP service. These decreases were partially offset by a $1.6 million increase in personnel and overhead-related expenses and a $1.1 million increase in advertising costs related to our broadband services.

Product Development

        Product development expenses include expenses for the maintenance of existing software and technology and the development of new or improved software and technology, including personnel-related expenses for the software engineering department and the costs associated with operating our facility in India. Costs incurred by us to manage, monitor and operate our product development activities are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software, which are capitalized and depreciated over their estimated useful lives, generally three years or less.

        Consolidated Product Development Expenses.    Consolidated product development expenses decreased by $0.9 million, or 7%, to $12.3 million, or 9.7% of consolidated revenues, for the quarter ended September 30, 2007, compared to $13.2 million, or 10.2% of consolidated revenues, for the quarter ended September 30, 2006. The decrease was primarily attributable to a decrease in expenses in the Communications segment, partially offset by a $0.2 million increase in stock-based compensation. Product development expenses related to our Content & Media segment and our Communications segment constituted 41.7% and 58.3%, respectively, of total segment product development expenses for the quarter ended September 30, 2007, compared to 36.3% and 63.7%, respectively, for the quarter ended September 30, 2006.

        Consolidated product development expenses decreased by $0.6 million, or 1%, to $38.8 million, or 10.0% of consolidated revenues, for the nine months ended September 30, 2007, compared to $39.4 million, or 10.0% of consolidated revenues, for the nine months ended September 30, 2006. The decrease was attributable to a decrease in expenses in the Communications segment as well as a $0.4 million decrease in stock-based compensation, partially offset by increases in expenses in the Content & Media segment and a $0.4 million increase in depreciation. Product development expenses related to our Content & Media segment and our Communications segment constituted 39.6% and 60.4%, respectively, of total segment product development expenses for the nine months ended September 30, 2007, compared to 30.1% and 69.9%, respectively, for the nine months ended September 30, 2006.

        Content & Media Product Development Expenses.    Content & Media product development expenses increased by $0.1 million, or 2%, to $4.0 million for the quarter ended September 30, 2007, compared to $3.9 million for the quarter ended September 30, 2006. As a percentage of Content & Media revenues, Content & Media product development expenses decreased to 7.7% in the quarter ended September 30, 2007, compared to 10.3% in the quarter ended September 30, 2006.

        Content & Media product development expenses increased by $2.8 million, or 29%, to $12.3 million for the nine months ended September 30, 2007, compared to $9.5 million for the nine months ended September 30, 2006. A portion of the increase was related to expenses associated with our loyalty marketing service, which we acquired in April 2006 and which was included in our results of operations for the full nine months ended September 30, 2007 compared to only 174 days for the nine months ended September 30, 2006. Product development expenses associated with our loyalty marketing service increased by $1.7 million in the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006 primarily due to the fact that no product development expenses were included in our consolidated financial statements in the first three months and nine days of 2006 (the period prior to acquisition). In addition, the increase in expenses was primarily due to a $1.8 million increase in personnel-related expenses due to increased headcount related to our social networking services and a $0.3 million increase in overhead-related expenses. As a percentage of Content & Media revenues, Content & Media product development expenses decreased to 8.4% in the nine months ended September 30, 2007, compared to 9.2% in the nine months ended September 30, 2006.

        Communications Product Development Expenses.    Communications product development expenses decreased by $1.2 million, or 18%, to $5.6 million for the quarter ended September 30, 2007, compared to $6.8 million for the quarter ended September 30, 2006. The decrease was primarily the result of a $0.8 million decrease in personnel-related expenses and a $0.4 million decrease in other overhead-related expenses. Capitalized software development expenses decreased to $1.7 million for the quarter ended September 30, 2007, compared to $1.9 million for the quarter ended September 30, 2006, due to a decrease in the number of development projects in 2007 compared to 2006. As a percentage of Communications revenues, Communications product development expenses remained flat at 7.4% for the quarters ended September 30, 2007 and 2006. We anticipate that Communications product development expenses will decline throughout 2008 as a result of the reduction in the number of employees in this segment in October 2007.

        Communications product development expenses decreased by $3.3 million, or 15%, to $18.7 million for the nine months ended September 30, 2007, compared to $22.0 million for the nine months ended September 30, 2006. The decrease was primarily the result of a $2.2 million decrease in personnel-related expenses and a $1.1 million decrease in other overhead-related expenses. Capitalized software development expenses decreased to $5.0 million for the nine months ended September 30, 2007, compared to $5.9 million for the nine months ended September 30, 2006, due to a decrease in the number of development projects in 2007 compared to 2006. As a percentage of Communications revenues, Communications product development expenses increased slightly to 7.7% in the nine months ended September 30, 2007, compared to 7.6% in the nine months ended September 30, 2006.

General and Administrative

        General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources, facilities and internal customer support personnel. In addition, general and administrative expenses include professional fees for legal, accounting and financial services; office relocation costs; non-income taxes; insurance; and occupancy and other overhead-related costs, as well as the expenses incurred and credits received as a result of certain legal settlements.

        Consolidated General and Administrative Expenses.    Consolidated general and administrative expenses increased by $4.6 million, or 26%, to $21.9 million, or 17.3% of consolidated revenues, for the quarter ended September 30, 2007, compared to $17.3 million, or 13.3% of consolidated revenues, for the quarter ended September 30, 2006. The increase was due to increases in expenses associated with our Content & Media segment, and, to a lesser extent, our Communications segment and a $0.8 million increase in stock-based compensation. This increase was partially offset by a $0.4 million decrease in depreciation and a reduction in unallocated corporate expenses. General and administrative expenses related to our Content & Media segment and our Communications segment constituted 49.9% and 50.1%, respectively, of total segment general and administrative expenses for the quarter ended September 30, 2007, compared to 43.6% and 56.4%, respectively, for the quarter ended September 30, 2006.

        Consolidated general and administrative expenses increased by $3.3 million, or 6%, to $54.3 million, or 14.0% of consolidated revenues, for the nine months ended September 30, 2007, compared to $51.0 million, or 13.0% of consolidated revenues, for the nine months ended September 30, 2006. The increase was due to increases in expenses associated with our Content & Media segment, and, to a lesser extent, our Communications segment. This increase was partially offset by a $2.3 million decrease in stock-based compensation primarily related to the resignation of a former executive and equity awards granted prior to 2006 being expensed in connection with Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 28; a reduction in unallocated corporate expenses; and a $0.1 million decrease in depreciation. General and administrative expenses related to our Content & Media segment and our Communications segment constituted 53.0% and 47.0%, respectively, of total segment general and administrative expenses for the nine months ended September 30, 2007, compared to 43.2% and 56.8%, respectively, for the nine months ended September 30, 2006.

        Content & Media General and Administrative Expenses.    Content & Media general and administrative expenses increased by $2.8 million, or 73%, to $6.7 million for the quarter ended September 30, 2007, compared to $3.9 million for the quarter ended September 30, 2006. The increase was due to a $2.7 million increase in consulting fees primarily related to audit and executive search fees incurred as a result of our planned subsidiary IPO of CMC and a $0.3 million increase in personnel-related costs, partially offset by a $0.2 million decrease in facilities and other overhead-related costs. As a percentage of Content & Media revenues, Content & Media general and administrative expenses increased to 13.1% in the quarter ended September 30, 2007, compared to 10.4% in the quarter ended September 30, 2006.

        Content & Media general and administrative expenses increased by $6.3 million, or 59%, to $16.9 million for the nine months ended September 30, 2007, compared to $10.6 million for the nine months ended September 30, 2006. The increase was primarily related to expenses associated with our loyalty marketing service, which we acquired in April 2006 and which was included in our results of operations for the full nine months ended September 30, 2007 compared to only 174 days for the nine months ended September 30, 2006. General and administrative expenses associated with our loyalty marketing service increased by $3.7 million in the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006 primarily due to the fact that no general and administrative expenses were included in our consolidated financial statements in the first three months and nine days of 2006 (the period prior to acquisition). In addition, the increase was due to a $3.1 million increase in consulting fees primarily related to audit and executive search fees incurred as a result of our planned subsidiary IPO of CMC, a $1.5 million increase in facilities and other overhead-related costs and a $0.7 million increase in bad debt expense related to a specific account relationship. As a percentage of Content & Media revenues, Content & Media general and administrative expenses increased to 11.6% in the nine months ended September 30, 2007, compared to 10.3% in the nine months ended September 30, 2006.

        Communications General and Administrative Expenses.    Communications general and administrative expenses increased by $1.7 million, or 34%, to $6.7 million for the quarter ended September 30, 2007, compared to $5.0 million for the quarter ended September 30, 2006. The increase was primarily due to a combined $2.4 million increase in bad debt expense related to a technology partner and a litigation-related allowance recorded in the September 2007 quarter and a $0.5 million increase in facilities and other overhead-related expenses. These increases were partially offset by a $1.0 million decrease in consulting fees. As a percentage of Communications revenues, Communications general and administrative expenses increased to 8.9% for the quarter ended September 30, 2007, compared to 5.5% in the quarter ended September 30, 2006.

        Communications general and administrative expenses increased by $1.0 million, or 7%, to $15.0 million for the nine months ended September 30, 2007, compared to $14.0 million for the nine months ended September 30, 2006. The increase was due to a combined $2.4 million increase in bad debt expense related to a technology partner and a litigation-related allowance recorded in the September 2007 quarter and a $0.5 million increase in facilities and other overhead-related expenses. These increases were partially offset by a $1.3 million decrease in consulting fees, a $0.3 million decrease in personnel-related costs and a $0.3 million decrease in recruiting and relocation costs. As a percentage of Communications revenues, Communications general and administrative expenses increased to 6.2% in the nine months ended September 30, 2007, compared to 4.8% in the nine months ended September 30, 2006.

        Unallocated Corporate General and Administrative Expenses.    Excluding stock-based compensation and depreciation, unallocated corporate general and administrative expenses decreased by $0.3 million, or 7%, to $4.0 million for the quarter ended September 30, 2007, compared to $4.3 million for the quarter ended September 30, 2006. The decrease was primarily due to decreases in facilities and other overhead-related expenses, partially offset by increases in personnel-related costs.

        Excluding stock-based compensation and depreciation, unallocated corporate general and administrative expenses decreased by $1.5 million, or 10%, to $12.8 million for the nine months ended September 30, 2007, compared to $14.3 million for the nine months ended September 30, 2006. The decrease was primarily due to decreases in facilities and other overhead-related expenses and consulting fees, partially offset by an increase in personnel-related costs.

Amortization of Intangible Assets

        Amortization of intangible assets includes amortization of acquired pay accounts and free accounts, acquired trademarks and trade names, purchased software and technologies and other identifiable intangible assets. In accordance with the provisions set forth in SFAS No. 142, goodwill is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would indicate the fair value of a reporting unit is below its carrying value.

        Consolidated amortization of intangible assets decreased by $1.1 million, or 27%, to $3.1 million for the quarter ended September 30, 2007, compared to $4.2 million for the quarter ended September 30, 2006. Consolidated amortization of intangible assets decreased by $3.4 million, or 26%, to $9.8 million for the nine months ended September 30, 2007, compared to $13.2 million for the nine months ended September 30, 2006. The decreases were primarily attributable to the accelerated amortization of intangible assets in earlier years associated with the Classmates acquisition in November 2004, partially offset by increased amortization related to intangible assets acquired in connection with the acquisition of The Names Database in the March 2006 quarter and the acquisition of MyPoints in the June 2006 quarter.

Restructuring Charges

        In the quarter and nine months ended September 30, 2007, we recorded restructuring charges totaling $34,000 and $0.4 million, respectively, primarily for termination benefits paid to certain employees associated with our Web hosting and photo sharing businesses.

        In the quarter and nine months ended September 30, 2006, we recorded restructuring charges totaling $0.6 million primarily for lease termination costs and termination benefits paid to certain employees.

        In October 2007, we reduced the number of employees within our Communications segment to better align the segment's cost structure within a mature business for dial-up Internet access services. We eliminated 69 positions, which we believe will result in restructuring and related charges during the fourth quarter of 2007 of approximately $3.5 million.

Interest and Other Income, Net

        Interest income consists of earnings on our cash, cash equivalents and short-term investments. Other income and expense, net, consists of realized gains and losses recognized in connection with the sale of short-term investments.

        Interest and other income, net, increased by $0.4 million, or 29%, to $1.9 million for the quarter ended September 30, 2007, compared to $1.5 million for the quarter ended September 30, 2006. Interest and other income, net, increased by $0.9 million, or 20%, to $5.5 million for the nine months ended September 30, 2007, compared to $4.5 million for the nine months ended September 30, 2006. The increases were due to higher average cash balances and higher interest rates. Net realized gains on our short-term investments were not significant for the quarters and nine months ended September 30, 2007 and 2006.

Interest Expense

        Interest expense consists of interest expense on our term loan which was retired in January 2006, amortization of deferred financing costs related to our term loan, capital leases, the amortization of premiums on certain of our short-term investments, and imputed interest on the acquired member redemption liability.

        Interest expense for the quarters ended September 30, 2007 and 2006 remained relatively flat at $0.2 million.

        Interest expense decreased by $1.4 million, or 59%, to $1.0 million for the nine months ended September 30, 2007, compared to $2.3 million for the nine months ended September 30, 2006. The decrease was primarily the result of decreases in interest expense and amortized deferred financing costs related to the term loan. In January 2006, we expensed the remaining $1.5 million in deferred financing costs upon the repayment of the $54.2 million balance of the term loan.

Provision for Income Taxes

        For the quarter and nine months ended September 30, 2007, we recorded a tax provision of $10.9 million and $31.4 million, respectively, on pre-tax income of $24.9 million and $74.6 million, respectively, based on an annualized effective tax rate of 42.1%. For the quarter and nine months ended September 30, 2006, we recorded a tax provision of $9.7 million and $30.2 million, respectively, on pre-tax income of $23.1 million and $66.9 million, respectively, based on an annualized effective tax rate of 45.2%. The effective tax rates differ from the statutory rate primarily due to (1) stock-based compensation that is limited under Section 162(m) of the Internal Revenue Code, (2) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization, (3) employee stock purchase plan compensation, the benefit of which is not currently recognized under SFAS No. 123R, Share-Based Payment, but which benefit is currently recognized upon disqualified disposition, (4) the benefit of state and federal tax exempt interest income and (5) the re-measurement of certain deferred tax assets in New York.

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

Liquidity and Capital Resources

        Our total cash, cash equivalent and short-term investment balances increased by $43.0 million, or 27%, to $205.4 million at September 30, 2007, compared to $162.4 million at December 31, 2006. Our summary cash flows for the nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$94,615	$78,610
Net cash provided by (used for) investing activities	10,122	(73,707)
Net cash used for financing activities	(33,644)	(83,659)

        Net cash provided by operating activities increased by $16.0 million, or 20%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Cash provided by operating activities is driven by our net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, deferred taxes, tax benefits from equity awards and changes in working capital. The increase from 2006 was primarily due to favorable net working capital changes of $12.9 million.

        Net cash provided by investing activities was $10.1 million for the nine months ended September 30, 2007, compared to net cash used for financing activities of $73.7 million for the nine months ended September 30, 2006. The increase was primarily the result of the following:

  •
  a $61.1 million decrease in cash paid for acquisitions. We acquired MyPoints in April 2006 for $49.5 million, net of cash acquired; The Names Database in March 2006 for $9.5 million, net of cash acquired; and we paid the remaining $1.5 million due in connection with the acquisition of our photo sharing service in March 2006; and

  •
  a $16.9 million increase in net proceeds from sales and maturities of short-term investments.

        We have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we will need to make further significant investments in the future. Capital expenditures for the nine months ended September 30, 2007 were $17.8 million. We anticipate that our total capital expenditures for 2007 will be in the range of $28 million to $33 million. We expect that our capital expenditures in the fourth quarter will include the development of redundancy facilities for our Classmates and MyPoints services in an existing co-location facility as well as normal capital expenditures. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities decreased by $50.0 million, or 60%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease was primarily the result of payments on the term loan of $54.2 million in the March 2006 quarter.

        The payment of dividends will negatively impact cash flows from financing activities. In February, April and July 2007, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The dividends were paid on February 28, 2007, May 31, 2007 and August 31, 2007 and totaled $13.7 million, $14.4 million and $14.4 million, respectively. In October 2007, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend is November 14, 2007 and the dividend will be paid on November 30, 2007. The payment of future dividends is discretionary and will be subject to determination by the Board of Directors each quarter following its review of our financial performance and other factors.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. Our Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2007. At September 30, 2007, we had repurchased $139.2 million of our common stock under the program, and the remaining amount available under the program was $60.8 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units ("RSUs") we award to employees. Upon vesting, we currently do not collect the applicable withholding taxes for RSUs from employees. Instead, we automatically withhold, from the RSUs that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. We then pay the applicable withholding taxes in cash. Similar to repurchases of common stock, the net effect of such withholding will adversely impact our cash flows. The amounts remitted in the nine months ended September 30, 2007 and 2006 were $4.7 million and $2.4 million, respectively, for which we withheld 334,000 shares and 193,000 shares of common stock, respectively, that were underlying the RSUs. The amount we pay in future quarters will vary based on our stock price and the number of RSUs vesting during the quarter.

        On August 8, 2007, CMC, through its subsidiaries, declared a dividend to us, which was evidenced by unsecured notes payable in the aggregate principal amount of $50.0 million. The notes bear interest at an annual rate of 9.625%, payable quarterly in arrears. No principal is due on the notes until maturity on August 31, 2013, but the notes may be repaid in whole or in part at any time prior to maturity without penalty. CMC intends to retire the notes with the proceeds from its IPO.

        Historically, our net cash provided by operating activities was positively impacted by our Classmates and MyPoints businesses which have been transferred to CMC. While we anticipate that our net cash provided by operating activities will continue to be positively impacted by CMC, following the planned CMC IPO, the net cash provided by operating activities associated with CMC will remain with CMC and will not be available for our use. As such, cash flows from operations available to us will significantly decrease if the planned IPO is consummated.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the near term. We intend to use our existing cash balances and future cash generated from operations to fund, among other things, dividend payments, if declared by the Board; to develop and acquire other services, businesses or technologies; to repurchase shares of our common stock if we believe market conditions to be favorable; to repurchase our common stock underlying RSUs and pay the withholding taxes due on vested RSUs; and to fund future capital expenditures. We currently anticipate that our future cash flows from operations and existing cash, cash equivalent and short-term investment balances will be sufficient to fund our operations over the next year, and in the near term we do not anticipate the need for additional financing to fund our operations. However, we may raise additional debt or equity capital for a variety of reasons including, without limitation, developing new or enhancing existing services or products, repurchasing our common stock, acquiring other services, businesses or technologies or funding significant capital expenditures. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, financial position, results of operations and cash flows, and could impair our ability to pay future dividends, if declared by our Board of Directors. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock.

Financial Commitments

        Our financial commitments were as follows at September 30, 2007 (in thousands):

			Year Ending December 31,
		Q4 2007
	Total		2008	2009	2010	2011	2012	Thereafter
Capital leases(1)	$19	$5	$14	$—	$—	$—	$—	$—
Operating leases	48,598	3,001	11,976	10,957	6,962	4,528	4,072	7,102
Telecommunications purchases	11,247	2,444	6,792	1,102	909	—	—	—
Media purchases	2,046	2,046	—	—	—	—	—	—
Member redemption liability, long-term	4,833	—	4,833	—	—	—	—	—

Total	$66,743	$7,496	$23,615	$12,059	$7,871	$4,528	$4,072	$7,102

(1)
Includes $1 of imputed interest.

Off-Balance Sheet Arrangements

        At September 30, 2007, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

        In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize, in the consolidated financial statements, the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 were effective for us beginning in the March 2007 quarter, with any cumulative effect of a change in accounting principle recorded as an adjustment to beginning retained earnings. The implementation of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk

        We have interest rate risk primarily related to our short-term investment portfolio.

        We maintain a short-term investment portfolio consisting, at times, of U.S. commercial paper, U.S. Government or U.S. Government Agency obligations, municipal obligations, auction rate securities and money market funds. Our primary objective is the preservation of principal and liquidity while maximizing yield. The minimum long-term credit rating is A, and if a long-term credit rating is not available, we require a minimum short-term credit rating of A1 and P1. The value of these investments may fluctuate with changes in interest rates. However, we believe this risk is immaterial due to the relatively short-term nature of the investments.

Foreign Currency Risk

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Indian Rupee (INR) and the Euro, which may result in a gain or loss of earnings to us. The volatilities of the INR and the Euro (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. dollar. When the functional currencies of our foreign operations are denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact our operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from foreign operations. Foreign currency transaction gains or losses arising from transactions in currencies of our foreign operations denominated in other than the local functional currency are included in operating expenses. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks if it is determined that such hedging activities are appropriate to reduce risk.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In April, 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint, which is the operative complaint, was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. On October 13, 2004, the district court certified a class in six of the other nearly identical actions (the "focus cases"). The underwriter defendants appealed the decision and the United States Court of Appeals for the Second Circuit vacated the district court's decision granting class certification on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that the plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. Prior to the Second Circuit's decision, the majority of issuers, including NetZero, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved, and on June 25, 2007, the court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed Second Amended class action complaints in the focus cases. In addition, the plaintiffs informed the court that they intend to move for class certification in the focus cases sometime in the fall of 2007.

        On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero containing substantially similar allegations to the Piercy case. Plaintiffs in both cases are seeking injunctive and declaratory relief and damages. NetZero filed a response to both lawsuits denying the material allegations of the complaints. Both Mr. Piercy and Mr. Ewart subsequently withdrew from the actions as class representatives. On March 16, 2007, Barbara Rasnake, Robert Du Verger and Peter Chrisler were substituted as purported class representatives. On May 25, 2007, the court consolidated the actions under the caption Rasnake v. NetZero, Inc., Case No. BC348461. On July 13, 2007, the plaintiffs filed a consolidated amended class action complaint, at which time Peter Chrisler was also substituted as a purported class representative. Discovery is continuing and a trial date has not yet been set.

        The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, financial position, results of operations or cash flows, the results of litigation are inherently uncertain and we cannot assure you that we will not be materially and adversely impacted by the results of such proceedings. At September 30, 2007, we had not established allowances for losses relating to any of the matters described above, with the exception of the Rasnake v. NetZero matter.

        We are subject to various other legal proceedings and claims that arise in the ordinary course of business. We believe the amount, and ultimate liability, if any, with respect to these actions will not materially affect our business, financial position, results of operations or cash flows. We cannot assure you, however, that such actions will not materially and adversely affect our business, financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

        Before deciding to invest in our Company or to maintain or increase your investment, you should carefully consider the risks described below as well as the other information in this report and our other filings with the SEC. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks actually materialize, our business, financial position, results of operations, and cash flows could be adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

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

  •
  independent national Internet service providers ("ISPs") such as EarthLink and its PeoplePC subsidiary;

  •
  companies combining their resources to offer Internet access services in conjunction with other services such as Yahoo! and AT&T Internet Services, and Yahoo! and Verizon;

  •
  national communications companies and local exchange carriers such as AT&T Inc., Qwest Communications International, Inc. and Verizon;

  •
  cable companies such as Comcast Corporation, Time Warner Cable, Inc., Cox Communications, Inc., and Charter Communications, Inc.;

  •
  local telephone companies;

  •
  regional and local commercial ISPs; and

  •
  municipalities.

        Our primary Communications service offering is dial-up Internet access. Our historical success in competing for Internet access subscribers has been based primarily on offering dial-up access services at prices lower than the prices of our principal competitors. However, in the last few years the market has changed dramatically due to a variety of factors including increased availability of broadband services, decreases in broadband pricing and widespread consumer adoption of applications that require a broadband connection. Dial-up services do not compete favorably with broadband services with respect to connection speed, and dial-up services no longer have a significant, if any, price advantage over certain broadband services. As a result, dial-up services have an increasingly difficult time competing with broadband services and the number of dial-up accounts in the United States has been declining at an increasing rate. In addition to competition from broadband providers, competition among dial-up service providers has increased and neither our pricing nor our features provide us with a significant competitive advantage, if any, over certain of our dial-up competitors. We expect that competition, particularly with respect to price, both for broadband as well as dial-up services, will continue to intensify, and that our dial-up subscriber base will continue to decrease, potentially at an increasing rate.

        In the fourth quarter of 2006, we began offering broadband services by purchasing and reselling broadband services acquired through third-party providers. The providers from whom we purchase such services are either our direct competitors or acquire their services from our competitors. We currently have agreements with only a limited number of providers and their services cover only a portion of the U.S. There is no assurance that we will be successful in entering into the agreements necessary to offer broadband services on a significant scale, that we will be able to maintain such agreements or that the pricing under such agreements will enable us to profitably resell the services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including phone, data and video services and content. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage. Decreases in retail broadband pricing as a result of competition would adversely impact our ability to offer such services profitably or at a competitive price. We only have a limited number of subscribers to our broadband services and there can be no assurance that our broadband services will be commercially successful.

        In order to compete effectively we may have to make significant revisions to our services, pricing and marketing strategies, and business model. For example, we may have to lower our introductory rates, offer additional free periods of service, offer additional features at little or no additional cost to the consumer, and/or reduce the standard pricing of our services. Measures such as these could decrease our revenues and our average revenue per access pay account. We may also have to allocate more marketing resources toward our access services than we anticipate. All of the foregoing could adversely affect the profitability of our access services which could materially and adversely impact our financial position, results of operations and cash flows.

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

        Competition for Online Loyalty Marketing Services.    Our online loyalty marketing service faces competition for members from several other loyalty programs, including Ebates, Upromise and FatWallet. We also face competition from offline loyalty rewards programs that have a significant online presence, such as those operated by credit card, airline and hotel companies. The success of our loyalty marketing service is dependent upon our ability to maintain and expand our active member base. The majority of our new member loyalty marketing accounts are derived from a limited number of co-registration sources, which are services that provide new member registrations for MyPoints and unrelated third-party services. The loss of any of these sources of new member registrations or a decrease in the number of new members acquired through these sources could have an adverse affect on our loyalty marketing business. In addition, we generate a significant portion of our loyalty marketing revenues from the activity of a small percentage of MyPoints members. If the advertising campaigns directed to our MyPoints members and the rewards offered are not sufficiently compelling, we may not be able to maintain or increase the percentage of our MyPoints members who actively participate in our programs. If we are unable to increase or maintain the number of new MyPoints members and encourage existing members to actively participate in our service, our business and financial results could be adversely affected. Although our membership has grown in prior periods, there are no assurances that our membership growth will continue or increase in the future.

        Competition for Advertising Customers.    We are dependent upon advertising revenues for a significant portion of our revenues and profits. Internet advertising techniques are evolving, and if our technology and ad serving techniques do not keep up with the needs of advertisers, we will not be able to compete effectively. We compete for advertising revenues with major ISPs, portal companies, social networking Web sites, content providers, large Web publishers, Web search engine companies, content aggregation companies, direct marketing businesses, and various other companies that facilitate Internet advertising. We also compete with traditional offline advertising media, such as television, radio and print advertising, because most companies currently spend only a small portion of their advertising budgets on Internet-based advertising. Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, and significantly greater financial, technical, sales, and marketing resources than we do. This may allow them to devote greater resources to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, offer more sophisticated or compelling products and services, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies. In certain instances, we generate advertising revenues from companies who are also our competitors. To the extent competitors who are also sources of significant advertising revenue cease to do business with us, our revenues and profits could suffer.

Revenues and profitability of our Communications segment are expected to decrease.

        Substantially all of our Communications revenues and profits come from our dial-up access services. As a result of expected continued decreases in our access pay accounts and, potentially, the average monthly revenue per pay account, we expect that our Communications billable services revenues and the profitability of this segment will continue to decline over time. The rate of decline in billable services revenues has accelerated in some periods and may continue to accelerate. Our Communications advertising revenues may decline as well due to decreases in our access accounts. Continued declines, particularly if such declines accelerate, in Communications revenues may materially and adversely impact the profitability of this segment and the Company as a whole.

Revenues and profitability of our Content & Media segment may not increase.

        A key element of our strategy involves the diversification from the declining dial-up access business to businesses with growth opportunities. We view the Content & Media segment as a growth opportunity. Both billable services revenues and advertising revenues are key components in the profitability of this segment. We derive substantially all of this segment's billable services revenues from pay accounts relating to our social networking services. We derive significant advertising revenues from both our social networking services as well as our loyalty marketing service. We have experienced periods where our advertising revenues and billable services revenues have declined. There can be no assurance that we will be successful in increasing Content & Media advertising revenues or billable services revenues in the future. If we are not successful in growing our revenues within this segment, it is likely to adversely affect our diversification strategy and our future prospects. Failure to increase revenues in this segment could also materially and adversely impact the profitability of this segment and the Company as a whole.

We may be unable to maintain or grow our advertising revenues. Reduced advertising revenues may reduce our profits.

        Advertising revenues are an increasingly important component of our revenues and profitability. Our revenues from advertising have in the past fluctuated, and may in the future fluctuate, due to a variety of factors including, without limitation, the effect of key advertising relationships, changes in our business models, changes in the online advertising market, changes in our advertising inventory, and changes in usage. In particular, we derive significant revenues from search and certain other advertising initiatives or partners, and any termination, change or decrease in revenues from these sources could have a material impact on our advertising revenues. We historically derived a significant portion of our social networking advertising revenues from a post-transaction sales agreement with Webloyalty, Inc., which expired in October 2007 and has not been renewed, which provided for the presentation of Webloyalty's offer to Classmates members immediately following their completion of the pay accounts registration process. While we anticipate adding one or more new post-transaction advertisers to our registration process, we believe our revenues from post-transaction sales will decrease in the future. In response to competition, we also could be required to expend significant resources to develop or enhance our advertising services, although there can be no assurance that our efforts will be successful. Internet advertising techniques are evolving, and if our technology and advertisement serving techniques do not evolve to meet the needs of advertisers, our advertising revenue would decline. From time to time, we have undertaken initiatives that we believed would increase our advertising revenues but which have resulted in decreased advertising revenues. There can be no assurance our advertising initiatives will be effective, and our advertising revenues may decline in future periods.

Our business is subject to fluctuations.

        Our results of operations and changes in the number and mix of pay accounts from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. A number of factors that may impact us are discussed in greater detail in this Form 10-Q and in our other filings with the SEC, and these factors may affect us from period to period and may affect our long-term performance. As a result, you should not rely on period-to-period comparisons as an indication of future or long-term performance. In addition, these factors create difficulties with respect to our ability to forecast our financial performance accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and account metrics. We cannot assure you that we will achieve the expectations or financial projections made by our management or by the financial analysts. In the event we do not achieve such expectations or projections, the price of our common stock could be adversely affected.

Our marketing activities may not be successful.

        We spend significant funds to market our services. From time to time, we may allocate our advertising expenditures to different services for various reasons, and these allocations may adversely impact some of our other services. Even if we choose to allocate significant marketing resources to a particular service, there is no assurance that our marketing activities will be successful. We use online advertising to promote our social networking and loyalty marketing services to potential new free members. Most of our online advertising arrangements are structured such that we pay a fee for each new free account registration generated through a particular advertisement. The cost of online advertising has generally been increasing in recent periods, which has resulted in an increase in our marketing expenditures. If the cost of online advertising continues to escalate, we may experience decreases in the number of new free account registrations unless we increase our marketing expenditures. At times we have increased our profitability, in part, by decreasing our marketing expenditures for our Communications services. Future decreases in our marketing expenditures could adversely impact our business. Future increases in our marketing expenditures could adversely impact our profitability and there can be no assurance that our marketing activities will be successful in growing our businesses. We rely on a variety of distribution channels to obtain new accounts. If these channels prove to be ineffective, or if the cost to acquire new accounts increases, our financial results could be materially and adversely impacted.

If we are unable to retain users, our business and financial results will suffer.

        Historically, we have lost an average of four to five percent of our pay accounts each month, which we refer to as churn, with churn in recent periods approximating below five percent. We have experienced, and will likely continue to experience, a higher percentage of subscribers cancelling our accelerated dial-up access services than is indicated by our overall churn rate. In addition, the percentage of subscribers cancelling our social networking services has fluctuated from quarter to quarter due to a variety of factors, including our mix of subscription terms, which affects the timing of subscription expirations. A significant majority of our social networking pay accounts are on plans that automatically renew at the end of their subscription period. The sales and marketing practices of our Classmates subsidiary are currently subject to an inquiry by the United States Federal Trade Commission, or FTC. Any change in our renewal practices as a result of the inquiry or otherwise could have a material impact on our churn rate. Our churn may be higher in future periods and will fluctuate from period to period and from service to service. If we continue to experience a high percentage of pay accounts cancelling our services, it will make it more difficult to grow, maintain or minimize decreases in the number of pay accounts for those services. If we experience an increased percentage of cancellations, our revenues and profitability may be adversely affected. In addition, we could be required to increase our marketing expenditures to replace these lost subscribers, which could also adversely affect our profitability.

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

        One of our strategic objectives is to acquire businesses, services or technologies that will provide us with an opportunity to leverage our assets and core competencies, expand our geographic reach or that otherwise may be complementary to our existing businesses. We may not succeed in growing or maintaining our revenues unless we are able to successfully complete acquisitions. The merger and acquisition market for companies offering Internet services is extremely competitive, particularly for companies who have demonstrated a profitable business model with long-term growth potential. Companies with these characteristics trade publicly or are privately valued at multiples of earnings, revenues, operating income, and other metrics significantly higher than the multiples at which we are currently valued. Acquisitions may require us to obtain additional debt or equity financing, which may not be available to us on reasonable terms, or at all. In addition, negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. These and other factors may make it difficult for us to acquire additional businesses, services or technologies at affordable prices, or at all, and there is no assurance that we will be successful in completing additional acquisitions.

        We routinely engage in discussions regarding potential acquisitions and any of these transactions could be material to our financial condition and results of operations. However, we cannot assure you that the anticipated benefits of an acquisition will materialize or that any integration attempts will be successful. Acquiring a business, service or technology involves many risks, including:

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

  •
  large write-offs either at the time of the acquisition or in the future, the incurrence of restructuring charges, the amortization of identifiable intangible assets, and the impairment of amounts capitalized as goodwill and other intangible assets; and

  •
  lack of controls, policies and procedures appropriate for a public company, and the time, cost and difficulties related to the remediation of such controls, policies and procedures.

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

        We may not be able to compete effectively if we are not able to timely and cost-effectively adapt to changes in technology and industry standards or develop or acquire and successfully commercialize new and enhanced services and features. New services or features, such as our broadband services, may be dependent on our obtaining needed technology or services from third-parties, which we may not be able to obtain in a timely manner upon terms acceptable to us, or at all. Our ability to compete successfully will also depend upon the continued compatibility of our services with products and services offered by various vendors, which we may not be able to achieve. We have expended, and may in the future expend, significant resources enhancing our existing services and developing, acquiring and implementing new services or features, such as our broadband services and the recently launched or proposed new features and designs on our Classmates and MyPoints Web sites. Product development involves a number of uncertainties, including unanticipated delays and expenses. New or enhanced services and features, including those proposed or recently launched, may have technological problems or may not be accepted by consumers or advertisers. For example, our VoIP and photo sharing services did not meet with commercial success. We cannot assure you that we will be successful in developing, acquiring or implementing new or enhanced services or features, or that new or enhanced services or features will be commercially successful.

Our access business is dependent on our ability to effectively manage our telecommunications and network capacities.

        Our access business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. We will have to accurately anticipate our future telecommunications capacity needs within lead-time requirements. Only a small number of telecommunications providers offer the network and data services we currently require, and we purchase most of our telecommunications services from a few providers. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. Vendors may experience significant financial difficulties and be unable to perform satisfactorily or to continue to offer their services. The loss of vendors has resulted, and may result, in increased costs, decreased service quality and the loss of users. If we are unable to maintain, renew or obtain new agreements with the third-party providers of our telecommunications services, or to secure new or alternative arrangements with other providers, to provide the scope, quantity, quality, type, and pricing of services to meet our current and future needs, our business, financial position, results of operations, and cash flows could be materially and adversely affected.

Our business is highly dependent on our billing and customer support systems, and on third-parties for technical support and customer service; our business may suffer if these systems do not function and we cannot perform and provide these services.

        Customer billing and service are highly complex processes, and our systems must efficiently interface with other third-parties' systems such as the systems of credit card processing companies and other companies to whom we outsource these functions. Our ability to accurately and efficiently bill and service our users is dependent on the successful operation of these systems. We have experienced customer billing and service problems from time to time and may experience additional problems in the future. We currently outsource a majority of the live technical and billing support functions. As a result, we maintain only a small number of internal customer service personnel. We are not equipped to provide the necessary range of customer service functions in the event that our vendors become unable or unwilling to offer these services to us. Problems with our third-party software applications, our internally developed software applications, our credit card processors, our outsourced customer service vendors, other customer billing and support vendors, and any other failures or errors in our customer billing and service systems, could materially and adversely affect our business, financial position, results of operations, and cash flows.

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

  •
  loss of data or revenue;

  •
  injury to reputation; and

  •
  diversion of development resources.

        A number of our material technologies and systems are based on different platforms. To the extent we attempt to integrate these technologies and systems, we may experience a number of difficulties, errors, failures, and unanticipated costs. In addition, our business relies on third-party software for various applications including, without limitation, our internal operations, our billing and customer support, our accelerated dial-up access services, and our advertising products and services. Any significant failure of this software could materially and adversely affect our business, financial position, results of operations, and cash flows. Our services also rely on their compatibility with other third-party systems, particularly operating systems. Incompatibility with future changes to third-party software upon which our systems rely could materially affect our ability to deliver our services. We cannot assure you that we will not experience significant technical problems with our services in the future.

A security breach or inappropriate access to, or use of, our networks, computer systems or services could expose us to claims or a loss of revenue.

        The success of our business depends on the security of our networks and, in part, on the security of the network infrastructures of our third-party vendors. Unauthorized or inappropriate access to, or use of, our networks, computer systems and services could potentially jeopardize the security of confidential information, including credit card information, of our users and of third-parties.

Third-parties have in the past used our networks, services and brand names to perpetrate crimes, such as identity theft or credit card theft, and may do so in the future. Users or third-parties may assert claims of liability against us as a result of any failure by us to prevent security breaches, unauthorized disclosure of user information or other such activities. Although we use security measures that we believe to be effective by industry standards, we cannot assure you that the measures we take will be successfully implemented or will be effective in preventing these types of activities. We also cannot assure you that the security measures of our third-party network providers, providers of customer and billing support services or other vendors will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation or our revenues and may interfere with our ability to provide our services, all of which could adversely impact our business.

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

        Our trademarks, patents, copyrights, domain names, and trade secrets are important to the success of our business. We principally rely upon patent, trademark, copyright, trade secret, and contract laws to protect our proprietary technology, all of which provide only limited protection. The protection of our proprietary rights may require the expenditure of significant financial and internal resources. We cannot assure you that we have taken adequate steps to prevent misappropriation of our rights. Our failure to adequately protect our proprietary rights could adversely affect our brands and could harm our business.

Legal actions, particularly those associated with proprietary rights, could subject us to substantial liability and expense and require us to change our business practices.

        We are currently, and have been in the past, party to various legal actions. These actions include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third-party patents, claims in connection with employment practices, securities laws claims, breach of contract claims, and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims including, without limitation, claims for defamation, negligence, trademark infringement, copyright infringement, and privacy matters. Various governmental agencies may also assert claims or institute inquiries or investigations relating to our business practices, such as our marketing, billing, customer retention, cancellation, refund, or disclosure practices.

        Defending against lawsuits and investigations involves significant expense and diversion of management's attention and resources from other matters. We may not prevail in existing claims or claims that may be made in the future. The failure to successfully defend against certain types of claims, including claims based on infringement of proprietary rights, could require us to change our business practices or obtain licenses from third-parties, which licenses may not be available on acceptable terms, if at all. Lawsuits and investigations also involve the risk of significant settlements or judgments against us. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial position, results of operations, and cash flows.

We may not realize the benefits associated with our intangible assets and may be required to record a significant charge to earnings if we are required to impair our goodwill or identifiable intangible assets.

        We are required, under accounting principles generally accepted in the United States, to review our intangible assets for impairment when events occur or circumstances change that would indicate the fair value of a reporting unit may be below its carrying value. Goodwill is required to be tested for impairment at least annually. Certain of our services are relatively new and have not generated significant revenues. We have capitalized certain proprietary rights related to some of these services as well as certain costs incurred by us in connection with the development of these services. We have also capitalized goodwill and other intangible assets in connection with some of our acquisitions. If these acquisitions or services are not commercially successful, we would likely be required to record an impairment charge for these assets which would negatively impact our financial condition and results of operations. For example, in the fourth quarter of 2006, we had to write down (impair) certain long-lived assets associated with our VoIP services and certain goodwill and intangible assets associated with the acquisition of our photo sharing service. We have experienced impairment losses in the past and we cannot assure you that we will not experience impairment losses in the future. Any such loss could adversely and materially impact our financial condition and results of operations.

Our ability to operate our business could be seriously harmed if we lose members of our senior management team or other key employees.

        Our business is largely dependent on the efforts and abilities of our senior management, particularly Mark R. Goldston, our chairman, president and chief executive officer, and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time. The loss of any of these key employees or our inability to attract or retain other qualified employees could seriously harm our business and prospects. We do not carry key-person life insurance on any of our employees.

Changes in laws and regulation changes and new laws and regulations may adversely affect our results of operations.

        We are subject to a variety of international, federal, state, and local laws and regulations, including those relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, sweepstakes, promotions, billing, content regulation, bulk email or "spam," anti-spyware initiatives, security breaches, and consumer protection. Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. Any changes in such laws and regulations, the enactment of any additional laws or regulations, or increased enforcement activity of such laws and regulations, could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

        The United States Federal Trade Commission, or FTC, and certain state agencies have investigated Internet companies in connection with consumer protection and privacy matters. The federal government has also enacted consumer protection laws, including laws protecting the privacy of consumers' nonpublic personal information. Our failure to comply with existing laws, including those of foreign countries in which we operate, the adoption of new laws or regulations or changes in enforcement policies and procedures regarding the use of personal information or an investigation of our privacy practices could increase the costs of operating our business. To the extent that our services and business practices change as a result of changes in regulations or claims or actions by governmental agencies, such as the FTC, or claims or actions by private parties, our business, financial position, results of operations and cash flows could be materially adversely affected.

        In June 2007, we received a letter from the FTC advising us that it was conducting an inquiry into Classmates' activities in the marketing and sale of paid subscriptions to consumers. We provided the documents and information requested by the FTC which include documents and information related to Classmates' auto-renewal practices and subscription terms. We subsequently received a request for additional information, and we are in the process of providing such information. We cannot assure you that our services and business practices, or future changes to our services and business practices, will not subject us to claims by and liability to governmental agencies or private parties. To the extent that our services and business practices change as a result of claims or actions by governmental agencies, such as the FTC, or private parties, any such changes could materially and adversely affect our business, financial position, results of operations, and cash flows.

        Currently, ISPs are considered "information service" providers and regulations that apply to telephone companies and other telecommunications common carriers do not apply to our Internet access services. However, our Internet access services could become subject to Federal Communications Commission and state regulation as Internet access services and telecommunications services converge. If the regulatory status of ISPs changes, our business may be adversely affected. The Internet Tax Freedom Act, which placed a moratorium on new state and local taxes on Internet commerce, is in effect through November 2007. However, future laws imposing taxes or other regulations on the provision of goods and services over the Internet could make it substantially more expensive to operate our business.

Our online social networking services and online loyalty marketing service rely heavily on email campaigns, and any restrictions on the sending of emails could materially and adversely affect our business.

        Our online social networking services and online loyalty marketing service deliver a significant number of emails to our members. In addition to any government laws and regulations, voluntary actions by third-parties to block, impose restrictions on or charge for the delivery of emails through their email systems could materially and adversely impact our business. In addition, from time to time, ISPs block bulk email transmissions or otherwise experience technical difficulties which result in the inability to transmit emails to our members. Restrictions on the sending of emails could materially and adversely affect our business and results of operations.

Our business could be shut down or severely impacted by a catastrophic event.

        Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fires, earthquakes, floods, power loss, telecommunications failures, terrorism, and similar events. We have experienced situations where power loss and telecommunications failures have adversely impacted our services, although to date such failures have not been material to our operations. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage, and similar disruptions from unauthorized tampering of our computer systems. In addition, a significant portion of our critical computer equipment, including our data centers, is located in areas of the states of California and Washington that are particularly susceptible to earthquakes, and a significant portion of our Classmates subsidiary's computer equipment and data centers are also located in a flood plain. We do not presently maintain redundant capabilities for our Classmates and MyPoints services and a catastrophic event could result in a significant and extended disruption of these services. Currently, we do not have a disaster recovery plan to address these and other vulnerabilities. As a result, it would be difficult to operate the Classmates and MyPoints businesses in the event of a disaster. While we maintain redundant capabilities for our Internet access services, a disaster could result in a significant and extended disruption of these services as well. Any prolonged disruption of our services due to these or other events would severely impact or shut down our business. We do not carry earthquake or flood insurance, and the property, business interruption and other insurance we do carry may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions in our services.

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

There are risks associated with our previously-announced proposed initial public offering of Classmates Media Corporation.

        We previously announced that our wholly-owned subsidiary, Classmates Media Corporation ("CMC"), filed a registration statement relating to the initial public offering ("IPO") of CMC's Class A common stock. We may not complete the IPO, in which event we will have incurred significant expenses which we will be unable to recover, and for which we will not receive any benefit. In addition, if we do not complete the IPO, the market price of our common stock could be adversely affected.

        If the IPO is completed, CMC would be a new public company. We are unable to predict what the market price of our common stock would be after the IPO. We cannot assure you that the IPO, if completed, will produce any increase for our stockholders in the market value of their holdings in our company. Additionally, Mark R. Goldston, our chairman, president and chief executive officer, will also serve as the chairman, president and chief executive officer of CMC. Although we have an employment agreement with Mr. Goldston, he will not be dedicated to our business on a full-time basis and the loss of his services could harm our business.

We cannot predict our future capital needs and we may not be able to secure additional financing.

        We may need to raise additional funds in the future to fund our operations, for acquisitions of businesses, services or technologies or for other purposes. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or not available when required in sufficient amounts or on acceptable terms, our business and its future prospects may suffer.

We may stop paying, or reduce, quarterly cash dividends on our common stock.

        Commencing with the second quarter of 2005, we have declared and paid a quarterly cash dividend of $0.20 per share of common stock. The payment of future dividends is discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations and cash flows and such other factors as are deemed relevant by our board of directors. Our future cash flows may significantly decline due to, among other things, declines in our dial-up Internet access business, the payment of income taxes, and other factors. In addition, if the IPO is completed, we will no longer receive the cash flow from CMC that we historically received. Our cash balances will also decline if we use our cash to acquire businesses, services or technologies, repurchase our common stock or for other purposes. A change in our business needs, including working capital and funding for acquisitions, or a change in tax laws relating to dividends, could cause our Board of Directors to decide to cease the payment of, or reduce, the dividend in the future. We cannot assure you that we will continue to pay quarterly cash dividends, and if we do not, our stock price could be negatively impacted.

We have anti-takeover provisions that may make it difficult for a third-party to acquire us.

        Provisions of our certificate of incorporation, our bylaws and Delaware law could make it difficult for a third-party to acquire us, even if doing so might be beneficial to our stockholders because of a premium price offered by a potential acquirer. In addition, our Board of Directors adopted a stockholder rights plan, which is an anti-takeover measure that will cause substantial dilution to a third-party who attempts to acquire our company on terms not approved by our Board of Directors.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)—(b) Not applicable.

(c)   Common Stock Repurchases

        Our Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, the Board of Directors has increased the amount authorized for repurchase under the program. On April 22, 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock through May 31, 2005 under the program, bringing the total amount authorized under the program to $200 million. On April 29, 2005, the Board of Directors extended the program through December 31, 2006. In January 2007, the Board of Directors further extended the program through December 31, 2007. At September 30, 2007, we had repurchased $139.2 million of our common stock under the program, leaving $60.8 million remaining under the program.

        Shares withheld from restricted stock units ("RSUs") awarded to employees upon vesting to pay applicable withholding taxes on their behalf are considered common stock repurchases, but are not counted as purchases against the Board-approved program. Upon vesting, the Company currently does not collect the applicable withholding taxes for RSUs from employees. Instead, the Company automatically withholds, from the RSUs that vest, the portion of those shares with a fair market value equal to the amount of the withholding taxes due. The Company then pays the applicable withholding taxes in cash, which is accounted for as a repurchase of common stock.

        Common stock repurchases through September 30, 2007 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
2001-2004	9,664	$12.92	9,664	$74,989
February 2005	1,268	$11.20	1,268	$60,782
February 15, 2006	129	$12.77	—	$60,782
May 15, 2006	26	$11.87	—	$60,782
August 15, 2006	38	$10.92	—	$60,782
November 15, 2006	22	$13.88	—	$60,782
February 15, 2007	194	$13.72	—	$60,782
May 15, 2007	71	$15.89	—	$60,782
August 15, 2007	69	$12.82	—	$60,782

Total	11,481	$12.77	10,932

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of our stockholders was held on May 22, 2007. Two nominees to the Board of Directors, Robert Berglass and Kenneth L. Coleman, were elected to serve for terms expiring at the third annual meeting following their election or until their successors are duly elected and qualified. The appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2007 was also ratified at the meeting.

        The results of voting for the election of Mr. Berglass were as follows: 57,359,838 votes for and 2,138,602 votes withheld. The results of voting for the election of Mr. Coleman were as follows: 57,631,101 votes for and 1,867,339 votes withheld. The remaining members of the Board of Directors who continued in office after the meeting are Mark R. Goldston, James T. Armstrong, Dennis Holt and Carol A. Scott. The terms of Mr. Goldston and Ms. Scott will expire at our next annual stockholders meeting and the terms of Mr. Armstrong and Mr. Holt will expire at the next annual stockholders meeting thereafter.

        The results of voting for the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors were as follows: 59,369,027 votes for, 100,430 votes against and 28,983 abstentions.

ITEM 6.    EXHIBITS

Incorporated by Reference to
	Exhibit Description	Filed with this Form 10-Q
No.			Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1
	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2007 Management Bonus Plan		10-Q	000-33367	5/4/2007
10.11	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	5/4/2007
10.12	First Amendment to Employment Agreement between the Registrant and Mark R. Goldston	X		000-33367	10/30/2007
10.13	Employment Agreement between Classmates Media Corporation and Mark R. Goldston	X		000-33367	10/30/2007

10.14	Employment Agreement between the Registrant and Jeremy E. Helfand	X	000-33367	10/30/2007
10.15	Amended and Restated Employment Agreement between the Registrant and Paul E. Jordan	X	000-33367	10/30/2007
10.16	Employment Agreement between the Registrant and Frederic A. Randall, Jr.	X	000-33367	10/30/2007
10.17	Employment Agreement between the Registrant and Scott H. Ray	X	000-33367	10/30/2007
10.18	Employment Agreement between the Registrant and Gerald J. Popek	X	000-33367	10/30/2007
10.19	Employment Agreement between the Registrant and Robert J. Taragan	X	000-33367	10/30/2007
10.20	Employment Agreement between the Registrant and Matthew J. Wisk	X	000-33367	10/30/2007
10.21	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		000-33367	5/3/2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/30/2007
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/30/2007
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/30/2007
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/30/2007

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2007.

UNITED ONLINE, INC. (Registrant)
By:	/s/ SCOTT H. RAY
Scott H. Ray Executive Vice President and Chief Financial Officer
By:	/s/ NEIL P. EDWARDS
Neil P. Edwards Senior Vice President, Finance, Treasurer and Chief Accounting Officer

EXHIBIT INDEX

Incorporated by Reference to
	Exhibit Description	Filed with this Form 10-Q
No.			Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1
	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2007 Management Bonus Plan		10-Q	000-33367	5/4/2007
10.11	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	5/4/2007
10.12	First Amendment to Employment Agreement between the Registrant and Mark R. Goldston	X		000-33367	10/30/2007
10.13	Employment Agreement between Classmates Media Corporation and Mark R. Goldston	X		000-33367	10/30/2007

10.14	Employment Agreement between the Registrant and Jeremy E. Helfand	X	000-33367	10/30/2007
10.15	Amended and Restated Employment Agreement between the Registrant and Paul E. Jordan	X	000-33367	10/30/2007
10.16	Employment Agreement between the Registrant and Frederic A. Randall, Jr.	X	000-33367	10/30/2007
10.17	Employment Agreement between the Registrant and Scott H. Ray	X	000-33367	10/30/2007
10.18	Employment Agreement between the Registrant and Gerald J. Popek	X	000-33367	10/30/2007
10.19	Employment Agreement between the Registrant and Robert J. Taragan	X	000-33367	10/30/2007
10.20	Employment Agreement between the Registrant and Matthew J. Wisk	X	000-33367	10/30/2007
10.21	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		000-33367	5/3/2004
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/30/2007
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/30/2007
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/30/2007
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X	000-33367	10/30/2007