Form 10-K
period 2007-12-31
UNITED ONLINE INC
filed 2008-02-20
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-33367

UNITED ONLINE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0575839 (I.R.S. Employer Identification No.)
21301 Burbank Boulevard Woodland Hills, California (Address of principal executive office)	91367 (Zip Code)

(818) 287-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights	(Nasdaq Global Select Market)

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes ☐ No ☒

         At June 30, 2007, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant's common stock on such date reported by the Nasdaq Stock Market, was $1,091,203,043 (calculated by excluding shares directly or indirectly held by directors and officers).

         At February 8, 2008, there were a total of 67,891,680 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this annual report, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive proxy statement relating to the 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year.

UNITED ONLINE, INC.

INDEX TO FORM 10-K

For the Year Ended December 31, 2007

        In this document, "United Online," the "Company," "we," "us," and "our" refer to United Online, Inc. and its subsidiaries.

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the markets in which we compete, our pay accounts, our product and service offerings, the advertising market, operating expenses, operating efficiencies, revenues, dividends, capital requirements, capital expenditures, tax payments, stock-based compensation, restructuring charges, and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in this Annual Report on Form 10-K and our other filings with the SEC set forth some of the important risk factors that may affect our business, financial position, results of operations, and cash flows. Statements indicating factors that we believe may impact our results or financial condition are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

PART I

ITEM 1.    BUSINESS

Overview

        United Online, Inc., a Delaware corporation headquartered in Woodland Hills, California, commenced operations in 2001 following the merger of dial-up Internet access providers NetZero, Inc. and Juno Online Services, Inc.

        We are a leading provider of consumer Internet and media services through a variety of brands including Classmates, MyPoints, NetZero, and Juno. We report our business in two segments: Classmates Media and Communications. Our Classmates Media services are online social networking and online loyalty marketing. Our primary Communications services are Internet access and email. Our Web properties, in aggregate, attract a significant number of Internet users each month among our base of more than 60 million registered accounts. Our large online audience enables us to offer a broad array of Internet marketing products and services for advertisers.

        We have modified our segment reporting structure during 2007 to establish Classmates Media as a separate operating segment in the place of the former Content & Media segment that no longer will be reported. The new Classmates Media segment includes our online social networking and online loyalty marketing operations, which had formerly been part of the Content & Media segment. Web hosting and photo sharing, which also had formerly been part of the Content & Media segment, have been moved to the Communications segment. In addition, we have eliminated our historical practice of separately reporting certain unallocated corporate expenses. Under the new reporting structure, corporate expenses are allocated to the operating segments.

        Historically, our operations were focused on providing value-priced dial-up Internet access services in the United States and Canada. In 2004, our dial-up Internet access revenues began to decline and we began diversifying our business to include other Internet consumer offerings in an effort to provide new growth opportunities for the Company. In November 2004, we acquired Classmates Online, Inc., or Classmates, a provider of online social networking services, and in April 2006, we acquired MyPoints.com, Inc., or MyPoints, a provider of online loyalty marketing services. Our strategy is to continue to leverage our resources and core competencies to further expand our businesses beyond dial-up Internet access services, through internal development and acquisitions, while managing our declining dial-up Internet access services primarily for profitability and cash flows.

        Revenue growth within our Classmates Media segment in recent years has helped offset declining revenues within our Communications segment. Classmates Media segment revenues increased from $84.9 million in 2005 to $139.4 million in 2006 and $193.4 million in 2007, and expanded to 42.5% of total revenues in the fourth quarter of 2007. By comparison, Communications segment revenues declined from $440.2 million in 2005 to $383.2 million in 2006 and $320.1 million in 2007, and decreased to 57.5% of total revenues in the fourth quarter of 2007. We expect our Classmates Media segment revenues and operating income to continue to grow, and our Communications segment revenues and operating income to continue to decrease, at least in the near term.

        We generate revenues from two sources: selling subscriptions through our consumer services, which we call billable services revenues, and selling advertising on our services. Billable services revenues are derived from subscriptions that are typically billed in advance on a monthly basis or for the entire subscription term, which enhances our cash flows and the predictability of future revenues. Billable services revenues within our Classmates Media segment are derived from subscriptions to our social networking services, and substantially all of the billable services revenues within our Communications segment are derived from subscriptions to our dial-up Internet access services. As part of our diversification strategy, we have increased our focus on advertising as a means to monetize our large online audience. Our advertising revenues have increased from $59.1 million, or 11.3% of total revenues, in 2005 to $134.0 million, or 26.1% of total revenues, in 2007.

Industry Background

Classmates Media Segment—Online Social Networking

        Online social networking is rapidly growing and evolving to include a broad spectrum of Web sites and online services. From a category that attracted a relatively small number of users a few years ago, during December 2007, social networking Web sites attracted approximately 516.3 million unique visitors worldwide and an average of 169.8 million daily visitors according to comScore MediaMetrix, an Internet industry research company.

        We believe people have a fundamental drive to connect with others, be part of a community, express themselves and maintain personal relationships. Core, life-long relationships are often based on enduring affiliations related to shared experiences such as family, school, workplace or military service. People seek to foster these relationships as well as other meaningful affiliations, such as those based on common interests, hobbies and trends.

        Some affiliations, such as those based on school, workplace and the military, encompass large numbers of individuals. According to the U.S. Census Bureau, as of 2006, there were approximately 186.2 million high school graduates living in the United States, and approximately 116.7 million people in the United States who had attended college. As of 2006, the U.S. military and armed forces included more than 24.7 million active members and veterans. As of 2004, there were 73.2 million employees of companies with 100 or more employees in the United States.

        Over time, people frequently lose touch with each other for a variety of reasons, including geographic moves and job changes. According to the U.S. Census Bureau, approximately 39.9 million people relocate, and nearly one-third of America's workforce changes jobs, each year. In addition, it is estimated by the U.S. Department of Labor that the average American worker will hold more than 10 jobs by age 40. We believe there is a growing trend towards using new mediums of communication that facilitate social interaction and enable individuals to find and connect with friends, family and colleagues.

        Social networking Web sites fulfill a number of different needs, including allowing users to find, connect or reconnect with individuals from their past and interact with new people based on shared interests, experiences, goals or other criteria. Widespread adoption of broadband Internet access, digital photography and online video has also served as a catalyst for growth in online social networking, facilitating the sharing of content over the Internet. We believe that social networking users frequently choose to participate in, and develop affiliations through, more than one online social networking service. These Web sites and services are used by individuals to, among other things, post content about themselves and to review or comment on the content posted by others. Users of social networking services may interact and communicate through email as well as through a variety of other online forums, including instant messaging, blogging, the posting of pictures and videos, voice chat, and discussion groups. Many social networking services provide users with tools that enable individuals to identify, build and maintain personal networks from their relevant affiliations.

        Many advertisers, recognizing that consumers spend an increasing amount of time online, view social networking Web sites as an attractive marketing medium for their products and services. According to eMarketer, an independent Internet industry research firm, advertising spending on social networking Web sites in the United States is expected to increase more than 600%, from $350 million in 2006 to $2.7 billion in 2011.

Classmates Media Segment—Online Loyalty Marketing

        The Internet is a growing channel for advertising and for consumers to find and purchase goods and services. According to IDC, a market research firm in the information technology industry, total advertising spending on the Internet in the United States is expected to almost double, from $16.9 billion in 2006 to $31.4 billion in 2011. In addition, more consumers are shopping online for goods and services. According to an April 2007 report by IDC, the number of unique buyers in the United States using the Internet to purchase goods or services is expected to grow from approximately 113.7 million in 2006 to approximately 199.5 million in 2012. As a result of both existing activity and expected growth, advertisers are seeking effective ways to target and reach online consumers.

        Loyalty marketing programs are generally designed to reward consumers with points that accumulate based on their activities and which may be redeemed for products and services from participating vendors. These programs have long been popular with airlines, credit card vendors, hotels, and retailers. According to Aite Group, an independent research and advisory firm, 84% of credit card purchases will be made on rewards cards in the United States during 2007, more than double the comparable percentage in 2001, underscoring the growth in popularity of loyalty marketing programs. In recent years, loyalty marketing programs have expanded into a comprehensive direct marketing and targeted advertising strategy. Consumer adoption of loyalty marketing programs, however, has traditionally been associated with a single type of activity, such as airline, hotel or credit card selection.

        Given the challenges faced by offline direct marketing, such as low response rates and rising costs of direct mail, advertisers are increasingly turning to the Internet to cost-effectively target and reach consumers. Online loyalty marketing programs enable advertisers to target consumers in ways that are generally impractical with traditional offline direct marketing channels. Online loyalty marketing programs often have the ability to, among other things, segment members based on personal interests, purchasing behavior and demographic profiles in order to create highly targeted advertising campaigns, thereby optimizing value to the advertiser. Online loyalty marketing programs use points as an incentive for members to update their personal interest profiles, helping advertisers target consumers interested in purchasing their products and services. Online loyalty marketing programs can also easily measure click-through rates on display advertising and response rates to email campaigns, providing rapid feedback for advertisers that can be used to identify potential customers and create new targeted offers.

        In addition, an online loyalty marketing program that has attracted a large, responsive and loyal member base helps maximize returns on the advertisers' marketing investments. Online loyalty marketing programs that are not explicitly sponsored by a single large consumer brand, such as an airline, hotel chain or department store, appeal to a potentially broader audience because of the breadth of offers and the ability of the consumer to earn rewards quickly and more often.

Communications Segment

        The U.S. consumer Internet access service market has evolved from one where the Internet was accessed primarily through dial-up access to one in which consumers can access the Internet through dial-up or a variety of high-speed, or broadband, connection methods including cable modems, DSL or wireless connections. Consumer adoption of Internet applications, such as music downloads and video, which require a broadband connection, has been increasing, while the retail pricing for broadband Internet access services has been decreasing. In addition, the Internet access market is now relatively mature with the rate of growth in the U.S. Internet population slowing. These factors have led to a significant decrease in dial-up accounts and a significant increase in broadband accounts. It is anticipated that the number of dial-up accounts will continue to decrease.

        There are numerous dial-up Internet access providers in the United States although a small number of national providers account for a significant majority of the U.S. dial-up market, with AOL being the largest provider of dial-up Internet access services. The dial-up market has been, to some extent, divided into premium-priced services and value-priced services. In general, premium-priced services usually incorporate, in addition to Internet access and email, a number of complementary features, while value-priced services incorporate a more limited set of features. While the primary providers of premium-priced services, particularly AOL and EarthLink, continue to offer premium- priced services, they also offer, either directly or through related entities, value-priced services. Some of these value-priced services are now including many features that are also incorporated in premium-priced services. As a result, the distinction between value- and premium-priced services is becoming increasingly unclear.

        Broadband Internet access services, once characterized by high prices and a limited coverage area, are now available to most of the U.S. population at prices that, in some cases, are equivalent to or lower than dial-up Internet access services. However, broadband continues to have a lower penetration in rural areas when compared to urban and suburban areas, and it may not be as available or affordable in rural areas. Many broadband providers, including cable companies such as Comcast and local exchange carriers such as AT&T, bundle their offerings with phone, entertainment or other services, which may result in lower prices than stand-alone services. Pricing in the broadband market varies based on the geographic region and speed of the service, among other factors, with introductory pricing for slower speed services as low as $10 per month.

Segment Services

Classmates Media

        Our Classmates Media services include online social networking under the Classmates brand and online loyalty marketing under the MyPoints brand. Our Classmates Media services also include international social networking under the Trombi and StayFriends brands. For additional information regarding our Classmates Media segment, see Note 10—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

  Online Social Networking

        On our social networking Web sites, we enable users to locate and interact with acquaintances from school, work and the military. Led by our flagship Classmates Web site (www.classmates.com) that serves the United States and Canada, our social networking properties comprise a large and diverse population of users, with over 50 million registered accounts as of December 31, 2007.

        Using our interactive tools and features, our members have contributed to our social networking Web sites a substantial number of distinct, relevant pieces of content, such as names, school affiliations, profiles, biographies, interests, and photos. Our large membership base and the extensive user-generated content posted on our Web sites assist us in acquiring new members, and we receive tens of thousands of new free account registrations each day. We believe this valuable content also brings existing members back to our Web sites, with a significant number of our members visiting our Web sites on a recurring basis over many years.

        Our social networking members can choose between free membership and a paid subscription offering additional features. Free accounts constitute the vast majority of our social networking accounts. Revenues from our social networking services are derived from subscription fees and advertising fees. We had approximately 3.2 million social networking pay accounts at December 31, 2007. During the quarter ended December 31, 2007, our average monthly revenue per social networking pay account was $3.26 per month.

        Basic Membership.    Basic membership on our Classmates Web site is free and provides members with access to a number of interactive features. Visitors to Classmates can become free members by completing the registration process and providing their name, year of birth, graduation year (or, in the case of workplace or military affiliations, years at such affiliation), and an email address. Free members are required to affiliate with at least one high school, college, work or military community. In addition, free members can elect to provide information about their personal interests and post photos.

        Free members have free access to the following features:

  •
  Search.  Free members can use our search feature to locate individuals within communities of interest and to browse our member database which is currently differentiated by high school, college, workplace or military unit. Our school communities are further subdivided into new members, teachers and staff, parents and friends, and missing members.

  •
  Post profile information.  Free members can post information about themselves, including personal profiles, biography information, photos, affiliations, and answers to our multiple choice questions about life, love, family, and hobbies.

  •
  View editorial content.  Free members can view other members' posted information, including personal profiles, biography information, photo albums, affiliations, and answers to our multiple choice questions about life, love, family, and hobbies.

  •
  Email.  Free members have the ability to send double-blind emails (where email addresses are not visible to the email sender or recipient) through our Web site to other Classmates members and respond to email messages received from our paying subscribers. However, free members are not able to read and respond to emails from other free members.

  •
  Read message boards.  Free members have access to, and can read messages posted on, our interest group message boards encompassing a range of topics, including college life, fraternities and sororities, sports, politics, travel, hobbies, current events, and family life.

  •
  Newsletter.  Free members can subscribe to our weekly "Connections" newsletter that contains information on the various features available on Classmates, a listing of new members who joined their communities that week and announcements relating to new content posted by members within their communities.

  •
  Reunions.  Reunions and events can be organized and invitations can be sent through the Classmates Web site. Free members can read posted information regarding reunions and events on our Web site.

        Gold Membership.    Gold membership on our Classmates Web site is a paid subscription service that provides members with access to all of the features of a free membership as well as several additional features.

        Paying members have access to the following additional features:

  •
  Digital guestbook.  Our digital guestbook feature serves as an "icebreaker" to initiate communication between acquaintances by alerting a Classmates member when another member visits his or her profile, if the visiting member chooses to leave his or her name. However, only a paying member is able to see the name of the member that visited his or her profile.

  •
  Email.  Paying members have the ability to send double-blind emails through our Web site to other Classmates members and respond to email messages from any other Classmates member, whether a free member or a paying subscriber.

  •
  Post to message boards.  In addition to reading information posted by members on our Classmates message boards, paying members are able to directly post content on the message boards and post pictures in the photo albums devoted to their affiliated communities.

  •
  Classmates maps.  Paying members have access to our Classmates maps feature which can generate a map, satellite or hybrid view showing the geographic locations, based on zip codes, of the individuals in a paying member's affiliated communities.

  •
  Classmates dating.  Members who elect to participate in our online dating feature can view photos and profiles and create a free dating profile on the Classmates Web site. However, only paying members can contact other members participating in the dating feature and conduct searches for singles within their geographic area.

  •
  Newsletter.  In addition to receiving our Connections newsletter, paying members also receive our monthly "Gold Standard" newsletter, which highlights ways for our paying members to get the most out of the subscription features accessible on our Classmates Web site.

  •
  Reunions.  Paying members can track RSVPs to reunions, build surveys, exchange party ideas on private message boards, and share pictures in photo albums devoted to the reunion event.

        We are currently developing a number of new free and pay features on our Classmates Web site that we believe will enhance the member experience while providing an additional incentive for our free members to upgrade to a pay account. We expect the features available to free members and paying members to continue to change from time to time.

        Pricing for a Classmates pay account varies by term of membership, with most pay accounts consisting of a three-month subscription for $15.00, or $5.00 per month, a 12-month subscription for $39.00, or $3.25 per month, or a 24-month subscription for $59.00, or $2.46 per month.

        International.    In addition to our flagship Classmates Web site, we operate four international social networking services. We operate StayFriends (www.stayfriends.se) in Sweden, Trombi (www.trombi.com) in France, StayFriends (www.stayfriends.de) in Germany, and StayFriends in Austria (www.stayfriends.at). Each service is similar to our Classmates service, although their affiliations are focused only on schools. Each service is offered in the local country's native language and is designed to appeal to the regional population. We offer free and pay accounts on all of our international Web sites, although certain features of our international social networking pay services differ from those of our Classmates pay services and pricing for our international social networking services is lower than for Classmates.

        Our strategy for our online social networking services includes the following key elements: enhance the member experience and engagement on our Web sites; expand our member base through a variety of marketing and registration techniques; increase monetization of our social networking Web sites by marketing our pay account services to our free members; increase our advertising revenues; and evaluate further opportunities to expand internationally.

  Online Loyalty Marketing

        MyPoints connects advertisers with our members by allowing members to earn rewards points for engaging in online activities. MyPoints is a free service and users need only provide their name, zip code, gender, date of birth, and an email address to register. Members register to receive direct email marketing and other online loyalty promotions, and earn points for responding to email offers, taking market research surveys, shopping online, and engaging in other online activities. Rewards points are redeemable primarily in the form of third-party gift cards from over 60 merchants, including retailers, theaters, restaurants, airlines, and hotels. Participating merchants include, among others, Amazon.com™, iTunes®, Macy's, The Ritz-Carlton, and Target.

        MyPoints provides advertisers with an effective means to reach a large online audience with targeted and untargeted marketing campaigns. We use a variety of criteria, including personal interests, purchasing behavior and demographic profiles, to create targeted promotions for advertisers. We tailor these marketing campaigns to meet the needs of the specific advertiser, which may include generating sales leads, soliciting information, registrations or the purchase of an advertiser's products or services, or increasing customer traffic on an advertiser's Web site.

        All of our loyalty marketing service revenues are classified as advertising revenues. Advertisers primarily pay us when our emails are transmitted to members, when members respond to emails and when members complete online transactions. During 2007, we marketed the products and services of over 400 advertisers to our MyPoints members.

        Media Services.    MyPoints primarily allows advertisers to directly market their products or services to MyPoints members through the following media services:

  •
  Bonusmail.  We send personalized email marketing messages, called Bonusmail, directed specifically to individual MyPoints members, that showcase a single advertiser or offer. Generally, our members receive points for clicking through the media links in Bonusmail as well as for purchases or other actions taken within a limited time period.

  •
  Newsletters.  We email monthly and other periodic newsletters to our MyPoints members on topics such as books, travel and seasonal themes. Each newsletter features offers from one to five advertising sponsors.

  •
  Exclusive member offers.  Exclusive member offers, available on our MyPoints Web site, allow advertisers to offer multiple or bundled products and services to MyPoints members through our Web site and are regularly promoted to our members via email.

  •
  Web site placements.  We offer sponsorship opportunities for advertisers to prominently display their products and services to our members directly on our MyPoints Web site. Display advertisements on our Web site provide an additional form of exposure for advertisers to market their products or services.

        This wide array of media services allows MyPoints to create targeted marketing campaigns for advertisers by selecting from more than 400 available demographic and behavioral parameters based on the personal interests, purchasing behavior and demographic profiles of our MyPoints members.

        Other Services.    Our members can earn points and advertisers or marketers can reach our members through a variety of other member activities including shopping on our MyPoints Web site which also serves as an online shopping portal; completion of online market research surveys on behalf of market research companies; searching through a MyPoints branded toolbar; acquiring and using a MyPoints branded credit card; and playing MyPoints branded online games.

        Our strategy for our online loyalty marketing service includes the following key elements: enhance the member experience and engagement on our Web site by developing new features that provide a more personalized experience and new ways for our loyalty marketing members to earn points; expand our member base through new marketing techniques and acquisition channels, including cross-marketing our services to our Classmates members; and increase monetization on our Web site by developing additional methods for designing advertising campaigns for our loyalty marketing members that are specifically tailored to an individual's personal interests, purchasing behavior and demographic profile.

Communications

        Our Communications pay services principally include consumer dial-up Internet access and email under the NetZero and Juno brands. We also offer Internet access and email services under other brands and offer several additional pay services, such as Internet security services, Web hosting services and premium email, but these additional services and brands do not generate significant revenues. In total, we had 2.2 million Communications pay accounts at December 31, 2007. For additional information regarding our Communications segment, see Note 10—"Segment Information" of the

Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

  Internet Access Services

        Our Internet access services consist of dial-up and, to a much lesser extent, DSL services. Our DSL services were launched during the fourth quarter of 2006 and have not generated significant revenues. We conduct only limited marketing of our DSL services.

        Our dial-up Internet access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up Internet access services include Internet access and an email account, although we also offer an enhanced email service as a stand-alone pay service. In addition, we offer accelerated dial-up Internet access services which can significantly reduce the time for certain Web pages to download when compared to our basic dial-up Internet access services. Our accelerated dial-up Internet access services are also bundled with additional benefits including pop-up blocking, antivirus software and enhanced email storage. Our dial-up Internet access services are available in more than 10,000 cities across the United States and Canada. In general, monthly pricing for our dial-up Internet access services ranges from $6.95 for basic services to $14.95 for our bundled services, with $9.95 being our most prevalent price point.

        Our DSL Internet access services are purchased from third-parties and, as of the end of 2007, were available only within a limited coverage area. While we intend to expand our DSL coverage in the future, our ability to do so will be dependent on acquiring services from additional third-parties. In general, monthly pricing for our DSL Internet access services ranges from $12.95 to $34.95, although we anticipate that our pricing may change and fluctuate based on connection speed and geographic region.

        Our primary strategy for the Communications segment is to manage our dial-up business for profitability and cash flows while extending the business life cycle of our dial-up Internet access subscribers by offering them a DSL alternative to their dial-up service.

Sources of Revenue

        We generate revenue from billable services and online advertising transactions.

Billable Services Revenues

        Billable services revenues are comprised of amounts charged to pay accounts for our billable services. Classmates Media billable services revenues consist of amounts charged to pay accounts for social networking services. Communications billable services revenues consist of amounts charged to pay accounts for Internet access, Web hosting, email, Internet security, and other services, with substantially all of such revenues generated from Internet access. Our billable services revenues are primarily dependent on two factors: the average number of pay accounts for a period and the average monthly revenue per pay account, or ARPU. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period.

        In general, we charge our pay accounts in advance of providing a service, which results in the deferral of billable services revenue to the period in which the services are provided. We have experimented with a variety of pricing plans, both in connection with offers extended to some of our existing accounts and through external marketing channels. We intend to continue testing a variety of pricing plans in the future to determine their impact on profitability, pay account acquisition, conversion rates of free accounts to pay accounts, and retention rates. We regularly evaluate the desirability and effectiveness of our pricing plans and may, in the future, make changes to these plans. We may also offer additional fee-based products and services as well as a wide range of discounted metered plans and promotions, such as one or more free months of service or discounted rates for an initial period or an extended commitment.

Advertising Revenues

        We provide advertising solutions to marketers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities across our various properties. We also use targeting technologies, Web site sponsorships and Web site integrations in order to provide effective solutions.

        Our social networking services generate advertising revenues primarily from display advertisements and from post-transaction sales. Advertising inventory on our social networking Web sites includes text and graphic placements on the user home page, profile page, class list page, and most other pages on our Web sites. We are able to target the advertising delivered to most of our members based on a wide variety of factors, including age, gender, demographic data, affiliations, profile data, and zip code. Post-transaction sales are generated when a Classmates pay account is provided a third-party offer at the end of the pay account registration process. We also sell a portion of our advertising inventory through third-party advertising resellers.

        Our loyalty marketing service revenues are derived from advertising fees, consisting primarily of fees generated when emails are transmitted to members, when members respond to emails and when members complete online transactions. We sell marketing solutions to advertisers with both brand and direct response objectives through a full suite of display, email and other advertising opportunities. We also use targeting technologies and Web site integrations in order to provide effective solutions for advertisers.

        Our Communications services generate advertising revenues from our search agreement with Yahoo!, from display advertisements, from referring members to third-party Web sites or services, and from online market research. Substantially all of our Communications advertising revenues are generated from our Internet access services. We host and customize the initial Web site displayed to users of our Internet access services. This Web site, or "start page," displays sponsored links to a variety of content, products and services, including Internet search. We also display a toolbar on Internet access users' screens throughout their online access sessions that is generally visible regardless of the particular Web site they visit. The toolbar contains Internet search functionality and a variety of buttons, icons and drop-down menus. A variety of advertising opportunities also exist through our email platforms, including display advertising on the main pages and within emails.

Marketing and New Account Acquisition

        Our marketing efforts are focused primarily on attracting free and pay accounts, building our brands and cross-selling existing and new services to existing accounts. These marketing efforts include Internet, television, co-registration with third-parties, sponsorships, radio, and print as well as a variety of distribution initiatives. We intend to continue to evaluate and engage in a variety of distribution and marketing channels to enable us to make our services better known and available to a large population of potential users. We also devote a significant portion of our own advertising inventory to up-sell our pay services. Our internal marketing resources consist of marketing management, media, creative services, Web development, strategic alliance, product marketing and management, and business development personnel. We produce a significant amount of our marketing materials in-house, using state-of-the-art design computers and graphics program techniques.

        We view our free services as a key component of our pay account acquisition strategy, primarily for our social networking services and to a lesser degree for our Internet access services. We seek to up-sell the free account bases of these services to pay versions of each service. Our marketing efforts for social networking have been comprised almost entirely of Internet advertising designed to increase our free member base, with most payments to the advertiser made on per-free member acquisition basis. Our marketing efforts to obtain members for our loyalty marketing service are primarily based on co-registration with other third-party services. We regularly vary our marketing resources and strategies to take advantage of changes in the online advertising market. These activities and strategies can cause our advertising expenses to vary significantly from period to period.

        Our traditional marketing activities for our Internet access services are designed to drive prospective accounts to call our toll free numbers to purchase our services, or to visit our main Web sites and download our software. We have also entered into a variety of distribution relationships for our Internet access services including the preloading of our Internet access software on personal computers and partner CDs, distribution of our Internet access software on CDs at retail locations, and links to our services on partner Web sites. In most cases, we pay a per-pay account acquisition fee to these distributors.

Sales of Advertising Inventory

        We have internal sales organizations dedicated to selling our Internet advertising products and services. One organization is dedicated to our loyalty marketing service, and the other organization is dedicated to our Communications and Classmates Online properties. These groups work with internal media operations personnel dedicated to serving and monitoring the performance of our advertising initiatives. While we derive a significant portion of our advertising revenues from transactions entered into directly with advertisers and their agencies, we also sell a portion of our advertising inventory through third-party advertising resellers. We also have an agreement with Yahoo! to place search boxes and links to its search services on certain of our Web properties, and substantially all of our search revenues are derived from this agreement.

Competition

        The industries in which we offer services are highly competitive. Many of our competitors have longer operating histories, greater name recognition, larger user bases, and significantly greater financial, technical and sales and marketing resources than we do. A summary of competitive factors is set forth below. For more information on competition, see "Item 1A.—Risk Factors."

Online Social Networking

        The social networking market is highly competitive and is characterized by numerous companies offering varying online services. This market is rapidly evolving to respond to growing consumer demand for compelling social networking services and functionality. As this market continues to evolve, we believe that demand will be met by a number of large social networking companies. In addition, we believe a large number of social networking users generally will register with and frequent more than one social networking service. We believe the factors that drive long-term success are the ability to build a large and active user base and the ability to monetize that user base through subscriptions or advertising. We believe the principal competitive factors in this market are the size of the user base, volume and quality of user-generated content, and the scope and quality of features. We believe that we compete favorably in each of these areas, although certain of our competitors have an advantage over us in some or all of these areas.

        Our social networking services compete with a wide variety of social networking Web sites, including broad social networking Web sites such as MySpace and Facebook; a number of specialty Web sites, including LinkedIn, Reunion.com and Monster.com's Military.com service, that offer online social networking services based on school, work or military communities; and an increasing number of schools, employers and associations that maintain their own Internet-based alumni information services. We also compete with a wide variety of Web sites that provide users with alternative networks and ways of locating and interacting with acquaintances from various affiliations, including Web portals such as Yahoo!, MSN and AOL, and online services designed to locate individuals such as White Pages and US Search. As Internet search engines continue to improve their technology and their ability to locate individuals, including by finding individuals through their profiles on social networking Web sites, these services will increasingly compete with our services. We believe that there are currently only a small number of competitive online social networking services that are focused specifically on our niche of the market, which is to help people find and reconnect with enduring relationships from school, the workplace and the military. As a result of the growth of the social networking market and minimal barriers to entry, a number of companies are attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. In addition, many existing social networking services are broadening their service offerings to compete with our services. As we broaden our services and evolve into a service also used for meeting new people with similar interests or affiliations, we may compete with the increasing number of social networking Web sites for special niches and areas of interest.

Online Loyalty Marketing

        The market for loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as loyalty marketing programs grow in popularity. Our MyPoints loyalty marketing business faces competition for members from several other online loyalty marketing programs, including Ebates, Upromise and FatWallet. We also face competition from offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies. We believe the primary competitive factors in the online loyalty marketing industry are the number, type and popularity of the participating merchants, the attractiveness of the rewards offered, the number of points awarded for various actions, the ease and speed of earning rewards, and the ability to offer members a robust, user-friendly shopping experience. We believe that we compete favorably in each of these areas, although certain of our competitors have an advantage over us in some or all of these areas, and that the time, effort and expenses required to successfully develop certain of these areas serve as effective barriers to entry.

Internet Access Services

        We compete with a broad range of companies for Internet access services including AOL, Comcast, AT&T/SBC, Road Runner, Verizon, EarthLink, and EarthLink's PeoplePC subsidiary. We believe the primary competitive factors in the Internet access industry are price, speed, features, coverage area, and quality of service. While we believe our dial-up Internet access services compete favorably based on these factors when compared to many dial-up Internet access providers, we are at a competitive disadvantage relative to some or all of these factors with respect to some of our competitors. Our dial-up Internet access services do not compete favorably with DSL Internet access providers with respect to speed. The limitations on the coverage area of our broadband services and, potentially, price, may put us at a disadvantage with respect to certain other broadband providers.

Online Advertising

        We believe the primary competitive factors for Internet advertising include: size of user base; the amount of time users spend on a Web site; the ability to target advertisements to users; demonstrated success of advertising campaigns; reputation; knowledge of the advertising market; relationships with customers, agencies and partners; technological capabilities; and quality and breadth of service offerings. We believe we compete favorably in some of these areas, although various competitors have advantages over us with respect to certain factors.

        We compete for advertising revenues with portal companies, social networking Web sites, online direct marketing businesses, content providers, large Web publishers, Web search engine companies, certain advertising networks, major Internet access service providers, and various other companies that facilitate Internet advertising. We also compete with traditional offline advertising channels, such as radio, television and print advertising, because most companies currently spend only a small portion of their advertising budgets on Internet-based advertising. Internet advertising techniques are evolving, and if our technology and advertising serving techniques do not keep up with the needs of advertisers, we will not be able to compete effectively. If we fail to persuade companies to advertise on our Web sites, our advertising revenues will be adversely affected.

Seasonality and Cyclicality

        Revenues from our loyalty marketing business have been higher in the December quarter when compared to other quarters, generally resulting in higher advertising revenues in the December quarter when compared to other quarters. Our Internet access services have typically experienced higher usage and a higher rate of new registrations during the March quarter when compared to other quarters. Seasonality does not have a material impact on our social networking services. There can be no assurance that these seasonal trends will continue in the future.

        In addition, expenditures by advertisers and others vary in cycles and tend to reflect overall economic conditions as well as budgeting and purchasing patterns. Furthermore, user traffic on the Internet tends to decrease during the summer months which results in fewer advertisements to sell. A decline in the general economy or in the economic prospects of advertisers and others could adversely affect our revenues.

Billing

        The vast majority of our pay accounts pay us in advance with a credit card. Other payment options for some of our pay services include ACH, personal check or money order, or via a customer's local telephone bill. Pay Internet access accounts that elect to pay with a personal check or money order are not provisioned until their payment is received and they are required to subscribe for one of our prepaid multi-month billing plans.

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

Customer Support and Retention

        We believe reliable customer service and technical support are important to retaining our customers. Our customer relationship management and support infrastructure includes employees at our facilities in Hyderabad, India; Woodland Hills, California; Fort Lee, New Jersey; Renton, Washington; San Francisco, California; and Orem, Utah. However, we outsource substantially all of our telephone support and some of our email support to a third-party.

        We offer a variety of online and offline "self-help" tools for our services, designed to provide comprehensive tutorials, advice, tips, step-by-step solutions, and answers to frequently asked questions. These self-help tools are also designed to assist our users in updating and verifying billing information, downloading and operating our software and setting up their accounts. We also offer live telephone technical support for our Internet access services billed on a per-minute basis and telephone billing support for free. We monitor the effectiveness of our user support functions and measure performance metrics such as average hold time and first call resolution and abandonment rates.

        In addition, we provide traditional email support for our services. Communications with our users are logged and categorized to enable us to recognize and act on trends. An internal quality assurance team monitors the performance of our customer support vendor and provides feedback to improve their skills and establish consistency throughout our customer support functions.

Technology

        Our services are generally provided through a combination of internally developed and third-party software, industry standard hardware and outsourced network services. We have developed software to enhance the functionality of certain components of our services, including connectivity, Web services, billing, email, customer support, customer loyalty applications, and targeted advertising. We maintain data centers in multiple locations around the country with, in many cases, redundant systems to provide high levels of service availability and connectivity. We host the majority of our data center services in third-party co-location facilities and outsource all of our bandwidth and managed modem services.

        We license a number of our software applications and components, including applications for our billing, customer support, advertising and database systems, our client and server applications, and portions of our dial-up Internet access accelerator services. These licenses generally have terms ranging from several years to perpetual.

Government Regulations

        We are subject to state, federal and international laws and regulations applicable to online commerce, including user privacy policies, terms and conditions, product pricing policies, Web site content, and general consumer protection and contract laws. Laws and regulations have been adopted, including the ones described below, and may be adopted in the future, that address Internet-related issues, including online content, privacy and data protection, security, online marketing, unsolicited commercial email, terms and conditions, notice, taxation, pricing, and quality of products and services. We may also be subject to laws and regulations not specifically related to the Internet, including laws affecting direct marketers and advertisers. In addition, the United States Federal Trade Commission, or FTC, and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of personal information and the presentation of Web site content. In the European Union member states and other foreign countries, data protection is even more highly regulated and rigidly enforced.

        The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, regulates the distribution of commercial emails. Among other things, the CAN-SPAM Act provides a right on the part of an email recipient to request the sender to stop sending certain categories of email messages and establishes penalties for the sending of email messages which are intended to deceive the recipient as to source or content or are otherwise sent in violation of the CAN-SPAM Act.

        The Child Online Protection Act and the Children's Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect and use information from children under the age of 13.

        The Internet Tax Freedom Act, which was recently extended until November 2014, places a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. However, future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce may arise, any of which could increase our cost of providing Internet-related services.

Proprietary Rights

        Our trademarks, patents, copyrights, domain names, and trade secrets are important to the success of our business. We principally rely upon patent, trademark, copyright, trade secret, and contract laws to protect our proprietary technology. We have filed numerous patent applications relating to a variety of business methods and technologies. We do not know if our current patent applications or any future patent applications will result in a patent being issued for us at all, or issued to us within the scope of the claims we seek. In addition, it is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our business and technology that we believe constitute innovations providing competitive advantages. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and distribution of, our technologies, documentation and other proprietary information. We consider our United Online, NetZero, Juno, Classmates, and MyPoints trademarks to be very valuable assets, and we have registered all of these trademarks in the United States and certain of them in other countries.

International Operations

        We have international operations in India and Germany. We have a significant number of employees located in our India office. Our operations in India primarily handle email customer support, product development and quality assurance. Our operations in Germany provide social networking services in Sweden, Germany, France, and Austria. The revenues generated by our international operations constitute an immaterial portion of our total revenues and we do not generate revenues directly from our operations in India. International revenues totaled $7.3 million, $2.6 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005. For information regarding risks associated with our international operations, see "Item 1A.—Risk Factors."

Employees

        At December 31, 2007, we had 928 employees, 671 of which were located in the United States, 233 of which were located in Hyderabad, India and 24 of which were located in Europe. We had 488 employees in product development, including employees located in our Hyderabad office, 163 employees in general and administrative functions, 227 employees in sales and marketing, and 50 employees in network operations. None of these employees are subject to a collective bargaining agreement, and we consider our relationships with our employees to be good.

Executive Officers

        See Part III, Item 10 "Directors and Executive Officers of the Registrant" of this Annual Report on Form 10-K for information about executive officers of the Registrant.

Available Information

        Our corporate Web site is www.unitedonline.com. On this Web site, we make available, free of charge, our annual, quarterly and current reports, changes in the stock ownership of our directors and executive officers, our code of ethics, and other documents filed with, or furnished to, the Securities and Exchange Commission, or SEC, as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC.

        The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding our Company that we file electronically with the SEC at www.sec.gov.

ITEM 1A.    RISK FACTORS

RISKS RELATING TO OUR CLASSMATES MEDIA SEGMENT

We expect to face increasing competition that could result in a loss of users and reduced revenues and decreased profitability.

        The market for our services is competitive, and we expect competition to significantly increase in the future. Our social networking services compete with a wide variety of social networking Web sites, including broad social networking Web sites such as MySpace and Facebook; a number of specialty Web sites, including LinkedIn, Reunion.com and Monster.com's Military.com service, that offer online social networking services based on school, work or military communities; and an increasing number of schools, employers and associations that maintain their own Internet-based alumni information services. We also compete with a wide variety of Web sites that provide users with alternative networks and ways of locating and interacting with acquaintances from various affiliations, including Web portals such as Yahoo!, MSN and AOL, and online services designed to locate individuals such as White Pages and US Search. As Internet search engines continue to improve their technology and their ability to locate individuals, including by finding individuals through their profiles on social networking Web sites, these services will increasingly compete with our services. As a result of the growth of the social networking market and minimal barriers to entry, a number of companies are attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. In addition, many existing social networking services are broadening their service offerings to compete with our services. As we broaden our services and also evolve into a service used for meeting new people with similar interests or affiliations, we may compete with the increasing number of social networking Web sites for special niches and areas of interest.

        The market for loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as loyalty marketing programs grow in popularity. Our MyPoints loyalty marketing business faces competition for members from several other online loyalty marketing programs, including Ebates, Upromise and FatWallet. We also face competition from offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies.

        Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales, and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do and offer a wider variety of services. If our competitors are more successful than we are in attracting users, our ability to maintain a large and growing user base will be adversely affected. Some of our social networking competitors have more compelling Web sites with more extensive user-generated content and offer their services free to their users. If our social networking services are not as compelling and we do not stay current with evolving consumer trends, we may not succeed in maintaining or increasing our membership base. If our competitors provide similar services for free, we may not be able to charge for any of our services. Competition could have a material adverse affect on our subscription revenues from social networking services, as well as on advertising revenues from our social networking and loyalty marketing services. More intense competition could also require us to increase our marketing expenditures. As a result of competition, our revenues and profitability could be adversely affected.

Failure to increase or maintain the number of pay accounts for our social networking services could cause our business and financial results to suffer.

        We may not be successful in increasing or maintaining the number of pay accounts for our social networking services. Only a small percentage of members initially registering for our social networking services sign up for a paid subscription at the time of registration. As a result, our ability to generate subscription revenue is highly dependent on our ability to convince free members to return to our Web sites and become pay accounts. The number of free members returning to our Web sites has decreased from time to time, and if we were to continue to experience such decreases, it would likely adversely impact our number of pay accounts.

        Although we have recently experienced an increase in the number of pay accounts, this trend may not continue at the same rate, or at all. We believe that most of our pay accounts elect to purchase our services as a result of a limited number of features. For example, we believe that our Classmates digital guestbook feature is responsible for a significant portion of the increase in our new pay accounts since the end of 2006. In addition, international pay accounts are becoming an increasingly large component of our pay account mix and have constituted a significant portion of our growth in pay accounts. If our social networking pay features are not as compelling and we do not stay current with evolving consumer trends, our free members may not subscribe for our pay features. Any decrease in our conversion rate of free members to pay accounts could adversely affect our business and financial results.

        A number of our social networking pay account subscriptions each month are not renewed or are cancelled which we refer to as "churn." The level of churn we experience fluctuates from quarter to quarter due to a variety of factors, including our mix of subscription terms, which affects the timing of subscription expirations. We must continually add new social networking pay accounts both to replace pay accounts who churn and to grow our business beyond our current pay account base. We expect that our churn rate will continue to fluctuate from period to period. A significant majority of our pay accounts are on plans that automatically renew at the end of their subscription period and we have received complaints with respect to our renewal policies. Any change in our renewal policies or practices could have a material impact on our churn rate. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts for our services, which could reduce our revenues and adversely affect our financial results.

Failure to increase or maintain the number of free members for our social networking services could cause our business and financial results to suffer.

        The success of our social networking services depends upon our ability to increase or maintain our base of free members because we generate new pay accounts and advertising revenues from our free member base. Our ability to increase our base of free members is dependent upon attracting users to our Web sites. From time to time, we have experienced decreases in the number of new free member registrations, and we may not be able to increase or maintain the level of new free member registrations. Failure to increase or maintain our base of free members could have a material adverse effect on our business, our ability to implement our strategies, and our financial results.

        We use online advertising to promote our social networking services to potential new free members. Most of our online advertising arrangements are structured such that we pay a fee for each new free account registration generated through a particular advertisement. The cost of online advertising has generally been increasing in recent periods, which has resulted in an increase in our marketing expenditures. If the cost of online advertising continues to escalate, we may experience decreases in the number of new account registrations unless we increase our marketing expenditures. Increases in our marketing expenditures could adversely impact our profitability, and there can be no assurance that our marketing activities will be successful.

If we are not successful in increasing or maintaining the number of our loyalty marketing service members, and in convincing members to actively participate in our program, our business and financial results will suffer.

        The success of our MyPoints loyalty marketing service is dependent upon our ability to maintain and expand our active member base. The majority of our new loyalty marketing members are derived from a limited number of co-registration sources, which are services that generate new member registrations for MyPoints and unrelated third-party services. The loss of any of these sources of new member registrations, a decrease in the number of new members acquired through these sources or an increase in the cost to acquire new members through these sources could have an adverse affect on our loyalty marketing service. In addition, we generate a significant portion of our loyalty marketing service revenues from the activity of a small percentage of MyPoints members. If the advertising campaigns directed to our MyPoints members and the rewards offered are not sufficiently compelling, we may not be able to maintain or increase the percentage of our MyPoints members who actively participate in our loyalty marketing service. If we are unable to increase or maintain the number of new MyPoints members and convince existing members to actively participate in our service, our business and financial results would be adversely affected.

If our social networking members do not interact with our Web sites, our business and financial results will suffer.

        Our success is dependent upon our social networking members interacting with our Web sites. Currently, the network effect on our social networking Web sites is limited, and the vast majority of our member activity is within our high school communities. Our members do not visit our Web sites frequently and spend a limited amount of time on our Web sites when they visit. In addition, only a limited number of our social networking members post photographs and information about themselves, engage in message board discussions, view other members' profiles or participate in the other features on our Web sites. If we are unable to convince our members to interact more frequently with our social networking Web sites and to increase the amount of user-generated content they provide, our ability to attract new users to our Web sites, convert free members to pay accounts and attract advertisers to our Web sites will be adversely affected. As a result, our business and financial results will suffer, and we will not be able to grow our business as planned.

Our social networking and loyalty marketing businesses rely heavily on email campaigns, and any restrictions on the sending of emails could adversely affect our results of operations.

        Our businesses are highly dependent upon email. Our emails generate the majority of the traffic on our social networking Web sites and are the most important driver of member activity for our loyalty marketing service. Each month, a significant number of email addresses for our social networking and loyalty marketing members become invalid. This disrupts our ability to email these members. Further, social networking members cannot contact or interact online with members with invalid emails, which undermines a key reason that members use our social networking services. Because of the importance of email to our businesses, if we are unable to successfully deliver emails to our members, our revenue and profitability would be adversely affected.

        The CAN-SPAM Act regulates the distribution of commercial emails. Among other things, the CAN-SPAM Act provides a right on the part of an email recipient to request the sender to stop sending certain categories of email messages. In compliance with the CAN-SPAM Act, we do not send commercial emails to our members if they elect to opt out of receiving these emails, and a significant number of our members have opted out of receiving commercial emails from us. An increase in the number of members who opt out of receiving commercial emails from us could adversely affect our business and results of operations. In addition, voluntary actions by third-parties to block, impose restrictions on, or charge for, the delivery of emails through their email systems could materially and adversely impact our businesses. From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our members. Any disruption or restriction on the distribution of emails or increase in the associated costs could adversely impact our ability to continue our email campaigns, which could materially and adversely affect our revenues and profitability.

Our international operations and plans for international expansion may not be successful.

        We have invested significantly in expanding our social networking services into several international markets, primarily Sweden, Germany, France, and Austria, and international pay accounts now constitute a significant portion of our pay account growth. One of our strategies is to continue the expansion of our social networking services into additional international markets. Our international operations, in total, are not currently profitable. We intend to continue to invest in our international operations, including through the expansion of our services into new markets. However, the investment of additional resources may not produce desired levels of revenue or profitability, and we may not be successful in expanding into new markets. Managing a global organization can be difficult, time consuming and expensive. We have limited experience operating in foreign jurisdictions which may increase the risk that any international expansion efforts we undertake will not be successful. In addition, conducting international operations involves additional risks and uncertainties, including:

  •
  disruption of our ongoing business and significant diversion of management attention from day-to-day responsibilities;

  •
  localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;

  •
  lack of familiarity with, and unexpected changes in, foreign regulatory requirements, including in particular those applicable to online commerce;

  •
  longer accounts receivable payment cycles, and difficulties in collecting accounts receivable for advertising fees;

  •
  difficulties in managing and staffing international operations;

  •
  fluctuations in currency exchange rates;

  •
  potentially adverse tax consequences, including the complexities of foreign value-added taxes and restrictions on the repatriation of earnings;

  •
  the burdens of complying with a wide variety of foreign laws and legal standards;

  •
  increased financial accounting, tax and reporting burdens and complexities;

  •
  political, social and economic instability abroad, terrorist attacks and security concerns in general; and

  •
  reduced or varied protection for intellectual property rights.

        The occurrence of any one of these risks could negatively affect our international operations, our number of pay accounts and our financial results.

RISKS RELATING TO OUR COMMUNICATIONS SEGMENT

Our business will suffer if we are unable to compete successfully.

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

  •
  wireless providers, such as Sprint and Clearwire;

  •
  local telephone companies;

  •
  regional and local commercial ISPs; and

  •
  municipalities.

        Our primary Communications service offering is dial-up Internet access. Our historical success in competing for Internet access subscribers has been based primarily on offering dial-up Internet access services at prices lower than the prices of our principal competitors. However, in the last few years the market has changed dramatically due to a variety of factors including increased availability of broadband services, decreases in broadband pricing and widespread consumer adoption of applications that require a broadband connection. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed, and dial-up Internet access services no longer have a significant, if any, price advantage over certain broadband services. As a result, dial-up Internet access services have an increasingly difficult time competing with broadband services and the number of dial-up accounts in the United States continues to decline. In addition to competition from broadband providers, competition among dial-up Internet access service providers is intense and neither our pricing nor our features provide us with a significant competitive advantage, if any, over certain of our dial-up competitors. We expect that competition, particularly with respect to price, both for broadband as well as dial-up Internet access services, will continue, and that our dial-up Internet access subscriber base will continue to decrease, potentially at an increasing rate.

        In the fourth quarter of 2006, we began offering DSL services by purchasing and reselling DSL services acquired through third-party providers. The providers from whom we purchase such services are either our direct competitors or acquire their services from our competitors. We currently have agreements with only a limited number of providers and their services cover only a portion of the U.S. There is no assurance that we will be successful in entering into the agreements necessary to offer DSL services on a significant scale, that we will be able to maintain such agreements or that the pricing under such agreements will enable us to profitably resell the services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including phone, data and video services. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage. Decreases in retail broadband pricing as a result of competition would adversely impact our ability to offer such services profitably or at a competitive price. We only have a limited number of subscribers to our DSL services and there can be no assurance that our DSL services will be commercially successful.

        In order to compete effectively we may have to make significant revisions to our services, pricing and marketing strategies, and business model. For example, we may have to lower our introductory rates, offer additional free periods of service, offer additional features at little or no additional cost to the consumer, and/or reduce the standard pricing of our services. Measures such as these could decrease our revenues and our average revenue per Internet access pay account. We may also have to allocate more marketing resources toward our Internet access services than we anticipate. All of the foregoing could adversely affect the profitability of our Internet access services which could materially and adversely impact our financial position, results of operations and cash flows.

Revenues and profitability of our Communications segment are expected to decrease.

        Substantially all of our Communications revenues and profits come from our dial-up Internet access services. As a result of expected continued decreases in our dial-up Internet access pay accounts and, potentially, the average monthly revenue per pay account, we expect that our Communications billable services revenues and the profitability of this segment will continue to decline over time. The rate of decline in billable services revenues has accelerated in some periods and may continue to accelerate. We also expect that our Communications advertising revenues will decline. Continued declines, particularly if such declines accelerate, in Communications revenues may materially and adversely impact the profitability of this segment and the Company as a whole.

If we are unable to retain users, our business and financial results will suffer.

        A number of our Communications pay account subscriptions each month are not renewed or cancelled, which we refer to as churn. We have experienced, and will likely continue to experience, a higher percentage of churn with respect to our accelerated dial-up Internet access services than is indicated by our overall Communications churn rate. Our churn, which may be higher in future periods, makes it more difficult to minimize decreases in the number of pay accounts for our Communications services, which adversely impacts our revenues. Each month, a significant number of free dial-up Internet access accounts become inactive and it is likely that we will continue to experience declines in the number of active free accounts.

Our Internet access business is dependent on our ability to effectively manage our telecommunications and network capacities.

        Our Internet access business substantially depends on the capacity, affordability, reliability, and security of our telecommunications networks. Our failure to accurately anticipate our future telecommunications capacity needs within lead-time requirements could result in unnecessary capacity or inadequate service. Only a small number of telecommunications providers offer the network and data services we currently require, and we purchase most of our telecommunications services from a few providers. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. Vendors may experience significant financial difficulties and be unable to perform satisfactorily or to continue to offer their services. The loss of vendors has resulted, and may result, in increased costs, decreased service quality and the loss of users. If we are unable to maintain, renew or obtain new agreements with the third-party providers of our telecommunications services, or to secure new or alternative arrangements with other providers, to provide the scope, quantity, quality, type, and pricing of services to meet our current and future needs, our business, financial position, results of operations, and cash flows could be materially and adversely affected.

RISKS RELATING TO OUR BUSINESS GENERALLY

We may be unable to maintain or grow our advertising revenues. Reduced advertising revenues may reduce our profits.

        Advertising revenues are a critical component of our revenues and profitability. Our revenues from advertising have in the past fluctuated, and may in the future fluctuate, due to a variety of factors including, without limitation, the effect of key advertising relationships, competition, changes in our business models, changes in the online advertising market, changes in our advertising inventory, and changes in usage. In particular, we derive significant revenues from search on our Communications services, from post-transaction sales on our Classmates service and from certain other advertising initiatives or partners across our services, and any termination, change or decrease in revenues from these sources could have a material impact on our advertising revenues. The Internet advertising field continues to evolve with many different advertising networks, Web publishers, and other providers competing with one another and providing different types of advertising solutions, and our internal sales force competes with some or all of these solutions for advertising dollars. We also compete with television, radio, print, and other offline sources for advertising dollars. Internet advertising techniques are evolving, and if our technology and advertising serving techniques do not keep up with the needs of advertisers, we will not be able to compete effectively. There can be no assurance our advertising initiatives will be effective or that we will successfully compete with third-parties, and our advertising revenues may decline in future periods. Advertising inventory in our Communications segment continues to decline as a result of the decrease in our pay accounts, and we anticipate decreased advertising revenues in the Communications segment which will adversely impact our profitability.

Our business is subject to fluctuations.

        Our results of operations and changes in the number and mix of pay accounts from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. A number of factors that may impact us are discussed in greater detail in this Annual Report on Form 10-K and in our other filings with the SEC, and these factors may affect us from period to period and may affect our long-term performance. As a result, you should not rely on period-to-period comparisons as an indication of future or long-term performance. In addition, these factors create difficulties with respect to our ability to forecast our financial performance and business metrics accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and business metrics. We cannot assure you that we will achieve the expectations or projections made by our management or by the financial analysts. In the event we do not achieve such expectations or projections, our financial results and the price of our common stock could be adversely affected.

Our marketing activities may not be successful.

        We spend significant funds to market our services and rely on a variety of channels to obtain new accounts. If our marketing activities or our channels prove to be ineffective, or if the cost to acquire new accounts increases, our financial results could be materially and adversely impacted.

We may be unsuccessful at acquiring additional businesses, services or technologies. Even if we complete an acquisition, it may not improve our results of operations and may adversely impact our business and financial condition.

        One of our strategic objectives is to acquire businesses, services or technologies that will provide us with an opportunity to diversify the services we offer, leverage our assets and core competencies, expand our geographic reach or that otherwise may be complementary to our existing businesses. We may not succeed in growing or maintaining our revenues unless we are able to successfully complete acquisitions. The merger and acquisition market for companies offering Internet services is extremely competitive, particularly for companies who have demonstrated a profitable business model with long-term growth potential. Companies with these characteristics trade publicly or are privately valued at multiples of earnings, revenues, operating income, and other metrics significantly higher than the multiples at which we are currently valued. Acquisitions may require us to obtain debt or equity financing, which may not be available to us on reasonable terms, or at all. In addition, negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. These and other factors may make it difficult for us to acquire additional businesses, services or technologies at affordable prices, or at all, and there is no assurance that we will be successful in completing additional acquisitions.

        We routinely engage in discussions regarding potential acquisitions and any of these transactions could be material to our financial condition, results of operations and cash flows. However, we cannot assure you that the anticipated benefits of an acquisition will materialize or that any integration attempts will be successful. Acquiring a business, service or technology involves many risks, including:

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

  •
  large write-offs either at the time of the acquisition or in the future, the incurrence of restructuring charges, the amortization of identifiable intangible assets, and the impairment of amounts capitalized as goodwill and other intangible assets; and

  •
  lack of, or inadequate, controls, policies and procedures appropriate for a public company, and the time, cost and difficulties related to the implementation or remediation of such controls, policies and procedures.

        Any of these risks could harm our business and financial results. In addition, an acquisition of a foreign business involves risks in addition to those set forth above, including risks associated with potentially unfamiliar economic, political and regulatory environments and integration difficulties due to language, cultural and geographic differences.

We may not successfully develop or acquire and market new services and features in a timely or cost-effective manner; consumers or advertisers may not accept our new services and features.

        We may not be able to compete effectively if we are not able to timely and cost-effectively adapt to changes in technology and industry standards or develop or acquire and successfully commercialize new and enhanced services and features. New services or features may be dependent on our obtaining needed technology or services from third-parties, which we may not be able to obtain in a timely manner upon terms acceptable to us, or at all. We have expended, and may in the future expend, significant resources enhancing our existing services and features and developing, acquiring and implementing new services or features. Product development involves a number of uncertainties, including unanticipated delays and expenses. New or enhanced services and features may have technological problems or may not be accepted by consumers or advertisers. For example, our VoIP and photo sharing services did not meet with commercial success. We cannot assure you that we will be successful in developing, acquiring or implementing new or enhanced services or features, or that new or enhanced services or features will be commercially successful.

Our business is highly dependent on our billing and customer support systems, and on third-parties for technical support and customer support; our business may suffer if these systems do not function and we cannot perform and provide these services.

        Customer billing and service are highly complex processes, and our systems must efficiently interface with other third-parties' systems such as the systems of credit card processing companies and other companies to whom we outsource these functions. Our ability to accurately and efficiently bill and service our users is dependent on the successful operation of these systems. We have experienced customer billing and service problems from time to time and may experience additional problems in the future. We currently outsource a majority of our live technical and billing support functions. We rely on one customer support vendor, and its call centers are located in the Philippines and India. As a result, we maintain only a small number of internal customer support personnel. We are not equipped to provide the necessary range of customer support functions in the event that our vendor becomes unable or unwilling to offer these services to us. Problems with our third-party software applications, our internally developed software applications, our credit card processors, our outsourced customer support vendor, other customer billing and support vendors, and any other failures or errors in our customer billing and support systems, could materially and adversely affect our business, financial position, results of operations, and cash flows.

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

  •
  loss of data or revenue;

  •
  injury to reputation; and

  •
  diversion of development resources.

        A number of our material technologies and systems are based on different platforms. To the extent we attempt to integrate these technologies and systems, we may experience a number of difficulties, errors, failures, and unanticipated costs. In addition, our business relies on third-party software for various applications including, without limitation, our internal operations, our billing and customer support, our accelerated dial-up Internet access services, and our advertising products and services. Any significant failure of this software could materially and adversely affect our business, financial position, results of operations, and cash flows. Our services also rely on their compatibility with other third-party systems, particularly operating systems. Incompatibility with future changes to third-party software upon which our systems rely could materially affect our ability to deliver our services. We cannot assure you that we will not experience significant technical problems with our services in the future.

A security breach or inappropriate access to, or use of, our networks, computer systems or services could expose us to liability, claims or a loss of revenue.

        The success of our business depends on the security of our networks and, in part, on the security of the network infrastructures of our third-party vendors. Unauthorized or inappropriate access to, or use of, our networks, computer systems or services could potentially jeopardize the security of confidential information, including credit card information, of our users and of third-parties. Third-parties have in the past used our networks, services and brand names to perpetrate crimes, such as identity theft or credit card theft, and may do so in the future. Users or third-parties may assert claims of liability against us as a result of any failure by us to prevent security breaches, unauthorized disclosure of user information or other such activities. Although we use security measures that we believe to be effective by industry standards, we cannot assure you that the measures we take will be successfully implemented or will be effective in preventing these types of activities. We also cannot assure you that the security measures of our third-party network providers, providers of customer and billing support services or other vendors will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation or our revenues and may interfere with our ability to provide our services, all of which could adversely impact our business.

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

        Our trademarks, patents, copyrights, domain names, and trade secrets are important to the success of our business. We principally rely upon patent, trademark, copyright, trade secret, and contract laws to protect our proprietary technology, all of which provide only limited protection. The protection of our proprietary rights may require the expenditure of significant financial and internal resources. We cannot assure you that we have taken adequate steps to prevent misappropriation of our proprietary rights. Our failure to adequately protect our proprietary rights could adversely affect our brands and could harm our business.

Legal actions, particularly those associated with proprietary rights, could subject us to substantial liability and expense and require us to change our business practices.

        We are currently, and have been in the past, party to various legal actions. These actions include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third-party patents, claims in connection with employment practices, securities laws claims, breach of contract claims, and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims including, without limitation, claims for defamation, negligence, trademark infringement, copyright infringement, and privacy matters. Various governmental agencies may also assert claims or institute legal actions, inquiries or investigations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancellation, refund, or disclosure practices.

        Defending against lawsuits, inquiries and investigations involves significant expense and diversion of management's attention and resources from other matters. We may not prevail in existing claims or claims that may be made in the future. The failure to successfully defend against certain types of claims, including claims based on infringement of proprietary rights, could require us to change our business practices or obtain licenses from third-parties, which licenses may not be available on acceptable terms, if at all. Lawsuits, inquiries and investigations also involve the risk of significant settlements or judgments against us. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial position, results of operations, and cash flows.

We may not realize the benefits associated with our assets and may be required to record a significant charge to earnings if we are required to impair our assets.

        We have capitalized goodwill and other intangible assets in connection with our acquisitions. We evaluate the recoverability of our identifiable intangible assets and other long-lived assets for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. In addition, we perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill might be permanently impaired. If our acquisitions are not commercially successful, we would likely be required to record impairment charges which would negatively impact our financial condition and results of operations. For example, in the fourth quarter of 2006, we impaired certain long-lived assets associated with our VoIP services and certain goodwill and intangible assets associated with the acquisition of our photo sharing services. We have experienced impairment charges in the past, and we cannot assure you that we will not experience such charges in the future. In addition, from time to time, we record assets on our balance sheet that, due to changes in value or in our strategy, may have to be expensed in future periods. Write-downs or impairments of assets, whether tangible or intangible, could adversely and materially impact our financial condition and results of operations.

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

        The FTC and certain state agencies have investigated Internet companies, including us, in connection with consumer protection and privacy matters. The federal government has also enacted consumer protection laws, including laws protecting the privacy of consumers' nonpublic personal information. Our failure to comply with existing laws, including those of foreign countries in which we operate, the adoption of new laws or regulations or changes in enforcement policies and procedures regarding the use of personal information or an investigation of our privacy practices could increase the costs of operating our business. To the extent that our services and business practices change as a result of changes in regulations or claims or actions by governmental agencies, such as the FTC, or claims or actions by private parties, our business, financial position, results of operations and cash flows could be materially adversely affected.

        Currently, ISPs are considered "information service" providers and regulations that apply to telephone companies and other telecommunications common carriers do not apply to our Internet access services. However, our Internet access services could become subject to Federal Communications Commission and state regulation as Internet access services and telecommunications services converge. If the regulatory status of ISPs changes, our business may be adversely affected. The Internet Tax Freedom Act, which placed a moratorium on new state and local taxes on Internet commerce, is in effect through November 2014. However, future laws imposing taxes or other regulations on the provision of goods and services over the Internet could make it substantially more expensive to operate our business.

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

Our business could be severely impacted due to political instability or other factors in India or the Philippines.

        We have a significant number of employees located in our India office. In addition, a significant portion of our customer support is handled by a third-party vendor with customer support agents located in call centers in India and the Philippines. Our internal product development, customer support and quality assurance operations as well as our third-party vendor's customer support operations would be severely disrupted if telecommunications issues, political instability, labor strife or other factors adversely impacted these operations or the ability to communicate with these operations. Any disruption that continued for an extended period of time would likely have a material adverse effect on our ability to service our customers and develop our products and services. If we or our customer support vendor were to cease operations in India or the Philippines and transfer these operations to another geographic area, such change could result in increased overhead and customer service costs which could materially and adversely impact our results of operations.

There are risks associated with our strategy of an initial public offering of Classmates Media Corporation.

        Our wholly-owned subsidiary, Classmates Media Corporation, or CMC, filed a registration statement relating to the initial public offering, or IPO, of CMC's Class A common stock. The registration statement was withdrawn in December of 2007 due to then-current market conditions. It is still our strategy to complete an IPO of CMC and we have capitalized approximately $3.6 million of IPO costs at December 31, 2007 which we will have to expense in a future period if we do not proceed with an offering. There is no assurance that an IPO will be completed in the near term, if at all. If we do not complete the IPO, the market price of our common stock could be adversely affected.

        If the IPO is completed, CMC would be a new public company. We are unable to predict what the market price of our common stock would be after the IPO. We cannot assure you that the IPO, if completed, will produce any increase for our stockholders in the market value of their holdings in our Company. Additionally, Mark R. Goldston, our chairman, president and chief executive officer, will continue to serve as the chairman, president and chief executive officer of CMC. Although we have an employment agreement with Mr. Goldston, he will not be dedicated to our business on a full-time basis and the loss of his full-time services could harm our business.

We cannot predict our future capital needs and we may not be able to secure additional financing.

        We may need to raise additional funds in the future to fund our operations, for acquisitions of businesses, services or technologies or for other purposes. Additional financing may not be available in a timely manner, on terms favorable to us, or at all. If adequate funds are not available or not available when required and in sufficient amounts or on acceptable terms, our business and future prospects may suffer.

We may stop paying, or reduce, quarterly cash dividends on our common stock.

        Commencing with the second quarter of 2005, we have declared and paid a quarterly cash dividend of $0.20 per share of common stock. The payment of future dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations and cash flows and such other factors as are deemed relevant by our Board of Directors. Our future cash flows may significantly decline due to, among other things, declines in our dial-up Internet access business and other factors. In addition, it remains our strategy to complete an IPO of CMC and, if such offering were consummated, we would no longer receive the cash flow from CMC that we historically received. Our cash balances will also decline if we use our cash to acquire businesses, services or technologies, repurchase our common stock or for other purposes. A change in our business needs, including working capital and funding for acquisitions, or a change in tax laws relating to dividends, among other factors, could cause our Board of Directors to decide to cease the payment of, or reduce, the dividend in the future. We cannot assure you that we will continue to pay quarterly cash dividends, and if we do not, our stock price could be negatively impacted.

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

        The market price of our common stock has fluctuated significantly since our stock began trading on the Nasdaq Stock Market in September 2001 and it may continue to be volatile with extreme trading volume fluctuations. In addition, the Nasdaq Stock Market, where most publicly-held Internet companies are traded, has experienced substantial price and trading volume fluctuations. The broad market and industry factors that influence or affect such fluctuations may harm the market price of our common stock, regardless of our actual operating performance, and for this or other reasons we could suffer significant declines in the market price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located in Woodland Hills, California, and consists of leased space of approximately 0.1 million square feet. Office space is also leased in New York, New York; Fort Lee, New Jersey; Orem, Utah; and Hyderabad, India, and is generally used by our Communications segment. Additionally, office space is also leased in Renton, Washington; San Francisco, California; Schaumburg, Illinois; Erlangen, Germany; and Berlin, Germany, and is generally used by our Classmates Media segment.

        We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate any physical expansion of our corporate and operations facilities, customer support and technology centers or for any additional sales offices. For additional information regarding our obligations under leases, see Note 13—"Commitments and Contingencies" to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        In April, 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint, which is the operative complaint, was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. On October 13, 2004, the district court certified a class in six of the other nearly identical actions (the "focus cases"). The underwriter defendants appealed the decision and the United States Court of Appeals for the Second Circuit vacated the district court's decision granting class certification on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that the plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. Prior to the Second Circuit's decision, the majority of issuers, including NetZero, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved, and on June 25, 2007, the court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed Second Amended class action complaints in the focus cases. The issuers' motion to dismiss the Second Amended class action complaints is pending.

        On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. On

July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero containing substantially similar allegations to the Piercy case. Plaintiffs in both cases are seeking injunctive and declaratory relief and damages. NetZero filed a response to both lawsuits denying the material allegations of the complaints. Both Messrs. Piercy and Ewart subsequently withdrew from the actions as class representatives. On March 16, 2007, Barbara Rasnake and Robert Du Verger were substituted as purported class representatives. On May 25, 2007, the court consolidated the actions under the caption Rasnake v. NetZero, Inc., Case No. BC348461. On June 13, 2007, Peter Chrisler was substituted as a purported class representative. On July 13, 2007, the plaintiffs filed a consolidated amended class action complaint. A trial date has not yet been set.

        The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, financial position, results of operations or cash flows, the results of litigation are inherently uncertain and we cannot assure you that we will not be materially and adversely impacted by the results of such proceedings. At December 31, 2007, we had not established allowances for losses relating to any of the matters described above, with the exception of the Rasnake v. NetZero matter.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been quoted on the Nasdaq Stock Market ("NASDAQ") under the symbol "UNTD" since September 26, 2001. Prior to that, NetZero common stock had been quoted on the NASDAQ under the symbol "NZRO" since September 23, 1999. The following table sets forth, for the quarters indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ.

	2006		2007
	High	Low	High	Low
First Quarter	$15.40	$11.22	$14.68	$12.55
Second Quarter	$13.68	$10.79	$17.46	$13.77
Third Quarter	$12.37	$10.05	$17.27	$10.85
Fourth Quarter	$14.04	$12.02	$17.97	$11.03

        On February 8, 2008, there were 969 holders of record of our common stock.

Dividends

        Our Board of Directors declared quarterly cash dividends of $0.20 per share of our common stock in February 2006, May 2006, August 2006, and November 2006 which were paid on February 28, 2006, May 31, 2006, August 31, 2006, and November 30, 2006 and totaled $12.9 million, $13.4 million, $13.5 million, and $13.7 million, respectively.

        Our Board of Directors declared quarterly cash dividends of $0.20 per share of our common stock in February 2007, April 2007, July 2007, and October 2007 which were paid on February 28, 2007, May 31, 2007, August 31, 2007, and November 30, 2007 and totaled $13.7 million, $14.4 million, $14.4 million, and $14.6 million, respectively.

        In January 2008, our Board of Directors declared a quarterly cash dividend of $0.20 per share of our common stock. The record date for the dividend was February 14, 2008 and is payable on February 29, 2008.

        The payment of future dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial performance. Dividends are declared and paid out of our surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware.

Common Stock Repurchases

        In May 2001, our Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, our Board of Directors has increased the amount authorized for repurchase under this program and has extended the program. In April 2004, our Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the program, bringing the total amount authorized under the program to $200 million. In January 2008, our Board again further extended the program through December 31, 2008. At December 31, 2007, we had repurchased $139.2 million of our common stock under the program, leaving $60.8 million of authorization remaining under the program.

        Shares withheld upon vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the program.

Upon vesting, we currently do not collect the applicable employee withholding taxes for restricted stock units from employees. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due. We then pay the applicable withholding taxes in cash.

        Common stock repurchases through December 31, 2007 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
2001-2004	9,664	$12.92	9,664	$74,989
February 2005	1,268	$11.20	1,268	$60,782
February 15, 2006	129	$12.77	—	$60,782
May 15, 2006	26	$11.87	—	$60,782
August 15, 2006	38	$10.92	—	$60,782
November 15, 2006	22	$13.88	—	$60,782
February 15, 2007	194	$13.72	—	$60,782
May 15, 2007	71	$15.89	—	$60,782
August 15, 2007	69	$12.82	—	$60,782
November 15, 2007	56	$16.66	—	$60,782

Total	11,537	$12.79	10,932

Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of United Online under the Securities Act of 1933, as amended, or the Exchange Act.

        The following graph compares, for the five-year period ended December 31, 2007, the cumulative total stockholder return for the Company's common stock, the Nasdaq Stock Market (U.S. companies) Index (the "Nasdaq Composite") and the Morgan Stanley Internet Index ("MS Internet Index"). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2002, 2003, 2004, 2005, 2006, and 2007. The graph assumes that $100 was invested on December 31, 2002 in the common stock of the Company, the Nasdaq Composite and the MS Internet Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
United Online, Inc.	$100.00	$157.99	$108.50	$139.83	$138.81	$129.57
Nasdaq Composite	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60
MS Internet Index	$100.00	$164.14	$187.37	$188.89	$206.69	$273.99

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

        The following table presents the consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005, and the consolidated balance sheet data at December 31, 2007 and 2006. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statements of operations data for the year ended December 31, 2004, the six months ended December 31, 2003 and the year ended June 30, 2003 and the consolidated balance sheet data at December 31, 2004 and 2003 and June 30, 2003 and are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

        The following amounts are in thousands, except per share data:

	Year Ended December 31,				Six Months Ended December 31, 2003(2)
						Year Ended June 30, 2003(1)
	2007(5)	2006(4)	2005	2004(3)
Consolidated Statements of Operations Data:
Revenues	$513,503	$522,654	$525,061	$448,617	$185,738	$277,295
Operating income	$92,301	$74,019	$86,560	$79,493	$32,639	$21,721
Net income	$57,777	$42,272	$47,127	$117,480	$33,327	$27,792
Net income per share—basic	$0.87	$0.66	$0.77	$1.91	$0.52	$0.45
Net income per share—diluted	$0.83	$0.64	$0.74	$1.81	$0.48	$0.41

	December 31,
						June 30, 2003
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Total assets	$552,393	$503,019	$521,188	$519,852	$307,879	$280,676
Non-current liabilities	$20,486	$10,983	$45,863	$81,207	$—	$—
Cash dividends declared and paid per common share	$0.80	$0.80	$0.60	$—	$—	$—

(1)
Net income included tax benefits of $4.3 million for the year ended June 30, 2003 for the realization of net operating loss ("NOL") carryforward benefits due to a change in the valuation allowance.

(2)
Net income included NOL tax benefits of $12.3 million for the six months ended December 31, 2003.

(3)
In November 2004, we acquired Classmates Online, Inc., or Classmates. The results of Classmates are included in our consolidated statements of operations from the date of acquisition. Net income included NOL tax benefits of $68.6 million for the year ended December 31, 2004.

(4)
In April 2006, we acquired MyPoints.com, Inc., or MyPoints. The results of MyPoints are included in our consolidated statements of operations from the date of acquisition. For additional information regarding our acquisitions, see Note 2—"Acquisitions" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K. Additionally, in the December 2006 quarter, we recorded a $13.3 million ($8.0 million, net of tax) impairment of goodwill, intangible assets and long-lived assets.

(5)
We recorded restructuring charges of $3.4 million in the year ended December 31, 2007.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the markets in which we compete, our pay accounts, our product and service offerings, the advertising market, operating expenses, operating efficiencies, revenues, dividends, capital requirements, capital expenditures, tax payments, stock-based compensation, restructuring charges, and our cash position. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in this Annual Report on Form 10-K and our other filings with the SEC set forth some of the important risk factors that may affect our business, financial position, results of operations, and cash flows. Statements indicating factors that we believe may impact our results or financial condition are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

Overview

        We are a leading provider of consumer Internet and media services through a number of brands including Classmates, MyPoints, NetZero, and Juno. Our Classmates Media segment services are online social networking and online loyalty marketing. Our primary Communications segment services are Internet access and email. On a combined basis, our Web properties attract a significant number of Internet users each month, and we offer marketers a broad array of Internet advertising services as well as online market research and measurement services.

Segment Definitions

        We report our businesses in two reportable operating segments:

Segment	Internet Services
Classmates Media	Social networking and loyalty marketing
Communications	Internet access, email, Internet security, and Web hosting

        We have modified our segment reporting structure during 2007 to establish Classmates Media as a separate operating segment in the place of the former Content & Media segment that no longer will be reported. The new Classmates Media segment includes our online social networking and online loyalty marketing operations, which had formerly been part of the Content & Media segment. Web hosting and photo sharing, which also had formerly been part of the Content & Media segment, have been moved to the Communications segment. In addition, we have eliminated our historical practice of separately reporting certain unallocated corporate expenses. Under the new reporting structure, corporate expenses are allocated to the operating segments. The new segment reporting structure is aligned with how management reviews and measures segment performance for internal reporting purposes. All prior periods have been adjusted to conform to the current presentation.

        We made the decision during 2007 to exit our photo sharing business and we have entered into a commercial arrangement with a third-party in connection therewith.

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These measures include:

        Pay Accounts.    Our pay accounts generate a significant portion of our revenues and represent one of the most important drivers of our business model. A pay account is defined as a member who has subscribed to, and paid for, our billable services, and whose subscription has not expired. In general, the key metrics that drive revenues from our pay accounts base include the number of pay accounts and the average monthly revenue per pay account. In general, a pay account becomes a free account following the expiration or termination of the related subscription.

        ARPU.    We monitor the average monthly revenue per pay account, or ARPU. ARPU is calculated by dividing billable services revenues for a period by the average number of pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and end of a period. ARPU may fluctuate from period to period as a result of a variety of factors, including, but not limited to: changes in the mix of pay services and the related pricing plans; the use of promotional or retention pricing to attract new, or retain existing, paying subscribers; increases or decreases in the price of our services; and the timing of pay accounts being added or removed during a period.

        Churn.    To evaluate the retention characteristics of our membership base, we also monitor the percentage of pay accounts that terminate or expire, which we refer to as our average monthly churn rate. Our average monthly churn rate is calculated as the total number of pay accounts that terminated or expired in a period divided by the average number of pay accounts for the same period, divided by the number of months in that period. Our average monthly churn percentage may fluctuate from period to period due to our mix of subscription terms, which affects the timing of subscription expirations, and other factors. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. Except with respect to our social networking pay accounts, we do not include in our churn calculation those accounts cancelled during the first 30 days of service unless the accounts have upgraded from free accounts, although a number of such accounts will be included in our account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not necessarily considered to have cancelled a pay account depending on the services and, as such, our overall churn rate is not necessarily indicative of the percentage of subscribers cancelling any particular service.

        Active Accounts.    We monitor the number of active accounts among our membership base. Active Classmates Media segment accounts are defined as: all segment pay accounts as of the date presented; the monthly average for the reporting period of all free social networking accounts who have visited the Company's domestic or international social networking Web sites (excluding The Names Database) at least once during the reporting period; and the monthly average for the reporting period of all loyalty marketing members who have earned or redeemed points during such period. Active Communications segment accounts include all segment pay accounts as of the date presented and the number of free Internet access and email accounts that logged on to the Company's services at least once during the preceding 31 days.

        In general, we count and track pay accounts and free accounts by unique member identifiers. Users have the ability to register for separate services under separate brands and member identifiers independently. We do not track whether a pay account has purchased more than one of our services unless the account uses the same member identifier. As a result, total active accounts may not represent total unique users. At any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool and a number of accounts that have notified us that they are terminating their service but whose service remains in effect.

        The following table sets forth, for the dates or three-month periods presented, as applicable, our pay accounts (at the end of the period), segment revenues, ARPU (monthly average for the period), churn (monthly average for the period) and active accounts (at the end of the period).

	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
Consolidated:
Total pay accounts(a) (in thousands)	5,349	5,239	5,118	4,984	4,854
Churn(a)	4.6%	4.8%	4.6%	4.7%	4.7%
Classmates Media:
Segment revenues (in thousands)	$53,273	$49,972	$47,740	$42,434	$42,006
% of Total revenues	42.5%	39.4%	36.3%	32.7%	32.1%
Pay accounts (in thousands)	3,199	2,983	2,710	2,433	2,169
% of Total pay accounts	59.8%	56.9%	53.0%	48.8%	44.7%
Segment churn	4.7%	4.6%	4.6%	4.5%	4.8%
ARPU	$3.26	$3.33	$3.32	$3.22	$3.31
Segment active accounts(b) (in millions)	12.6 (c)	12.8	11.7	11.4	11.2
Communications:
Segment revenues (in thousands)	$72,137	$76,853	$83,677	$87,417	$88,780
% of Total revenues	57.5%	60.6%	63.7%	67.3%	67.9%
Pay accounts(a) (in thousands):
Access	1,786	1,886	2,016	2,158	2,282
Other	364	370	392	393	403

Total Communications pay accounts	2,150	2,256	2,408	2,551	2,685

% of Total pay accounts	40.2%	43.1%	47.0%	51.2%	55.3%
Segment churn(a)	4.4%	4.9%	4.7%	4.9%	4.6%
ARPU	$9.28	$9.45	$9.61	$9.43	$9.46
Segment active accounts (in millions)	3.3	3.5	3.7	3.9	4.0

(a)
Growth in pay accounts during the quarter ended September 30, 2007 includes a loss of 18,000 pay accounts resulting from the Company's decision to exit our photo sharing business. Growth in pay accounts during the quarter ended December 31, 2007 includes a loss of 6,000 pay accounts resulting from the Company's decision to exit our VoIP business. Excluding the loss of photo sharing and VoIP customers related to the Company's decisions to exit these businesses, Communications segment churn would have been 4.7% in the quarter ended September 30, 2007 and 4.3% in the quarter ended December 31, 2007, and consolidated churn would have been 4.6% in the quarter ended September 30, 2007 and 4.5% in the quarter ended December 31, 2007.

(b)
The numbers of active international accounts prior to the quarter ended June 30, 2007 were derived by dividing the actual total number of visits to the Web sites during the period by an estimate of the number of times a user returned to the Web sites during the period.

(c)
We believe the actual number of Classmates Media segment active accounts for the quarter ended December 31, 2007 was approximately 12.8 million, although a technical reporting issue interfered with our ability to collect certain visit data for a brief period.

Critical Accounting Policies, Estimates and Assumptions

General

        Our discussion and analysis of our financial condition and results of operations is based upon our audited and unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, including those for interim financial information and with the instructions for Form 10-K and Article 10 of Regulation S-X issued by the SEC. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates and assumptions. The results of operations for interim or transition periods are not necessarily indicative of the operating results for a full year.

        We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition

        Our revenues are comprised of billable services revenues, which are derived primarily from fees charged to pay accounts, and advertising revenues. We apply the provisions of SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, no significant Company obligations remain, and collectibility is reasonably assured. We also apply the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

        Billable services revenues are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. Our pay accounts generally pay in advance for their service by credit card, and revenue is then recognized ratably over the service period. Advance payments from pay accounts are recorded on the consolidated balance sheets as deferred revenue. We offer alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include ACH, payment by personal check or money order or through a local telephone company. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

        Advertising revenues consist primarily of amounts from Internet search partners that are generated as a result of users utilizing partner Internet search services, amounts generated from the display of third-party registration offers at the end of Classmates' pay account registration process, amounts generated from other display advertisements, and amounts generated from referring members to third-party Web sites or services. We recognize advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, we ensure that a binding contract is in place, such as a standard insertion order or a fully executed customer-specific agreement. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of internally tracked performance data to the contractual performance obligation and, when available, to third-party or customer-provided performance data.

        Advertising revenues for our loyalty marketing service consist primarily of fees generated when emails are transmitted to members, when members respond to emails and when members complete online transactions. Each of these activities is a discrete, independent activity, which generally is specified in the sales agreement for each advertising customer. As the earning activities take place, activity measurement data (examples include the number of emails delivered and the number of responses received) is accumulated and the related revenue is recorded.

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

Business Combinations

        All of our acquisitions have been accounted for as purchase business combinations. Under the purchase method of accounting, the costs, including transaction costs, are allocated to the underlying net assets acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

        The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. Consequently, to the extent an indefinite-lived, definite-lived or a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period. Definite-lived identifiable intangible assets are amortized on either a straight-line basis or an accelerated basis. We determine the appropriate amortization method by performing an analysis of expected cash flows over the estimated useful lives of the assets and match the amortization expense to the expected cash flows from those assets.

        Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. Two areas, in particular, that require significant judgment are estimating the fair value and related useful lives of identifiable intangible assets. To assist in this process, we may obtain appraisals from valuation specialists for certain intangible assets. While there are a number of different methods used in estimating the fair value of acquired intangible assets, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; terminal growth rate; subscriber churn; terminal value; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to market comparables. Most of the above assumptions are made based on available historical and market information.

Goodwill

        Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. We account for goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets. SFAS No. 142 requires goodwill to be carried at cost, prohibits the amortization of goodwill and requires us to test goodwill for impairment at least annually at the reporting unit level. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill might be permanently impaired. Events or circumstances which could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key management or other personnel, significant changes in the manner of our use of the acquired assets or the strategy for the acquired business or our overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.

        The testing for a potential impairment of goodwill involves a two-step process. The first step of the impairment test involves comparing the estimated fair values of each of our reporting units with their respective net book values, including goodwill. If the estimated fair value exceeds net book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than net book value, including goodwill, then the carrying amount of the goodwill is compared with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

        Although we operate in two reportable segments in accordance with SFAS No. 131, we have identified four reporting units—Classmates, The Names Database, MyPoints, and our Web hosting services—for purposes of evaluating goodwill. Each of these reporting units constitutes a business for which discrete financial information is available.

        We performed step one of our annual goodwill impairment test in the fourth quarter of 2007 and determined that the fair value of our Classmates, The Names Database, MyPoints, and Web hosting services reporting units exceeded their net book values. Our analysis included sufficient tolerance for sensitivity in key assumptions. Accordingly, step two was not required. Estimated fair values continue to exceed carrying values because these businesses continue to meet or exceed our expectations and, in certain circumstances, market comparables continue to increase in values.

        The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approaches used to determine the estimated fair value of our reporting units. The determination of the fair value of our reporting units included a study of market comparables, including the selection of appropriate valuation multiples, the compilation of recent applicable market sales transaction data and associated multiples, and discounted cash flow models based on our internal forecasts and projections. The estimated fair value of our reporting units was determined using a combination of the income approach and two methods under the market approach: the guideline company method and the guideline transaction method.

        Under the income approach, we estimated fair value based on the discounted cash flow method. The discounted cash flow method is dependent on a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions. We considered factors such as historical performance, anticipated market conditions, operating expense trends, and capital expenditures, among others. The significant assumptions used in determining the estimated fair value of our reporting units under the income approach were: discount rate of 19% to 20%, terminal growth rate of 4% to 5% and resulting capitalization rate of 14% to 16%. A 1% increase or decrease in the discount rate and resulting capitalization rate would decrease or increase the estimated fair value of our reporting units by approximately $6.4 million or $6.5 million, respectively, at December 31, 2007. A 1% increase or decrease in the terminal growth rate and resulting capitalization rate would increase or decrease the estimated fair value of our reporting units by approximately $1.2 million or $1.3 million, respectively, at December 31, 2007. Changes in our future revenue and cash flow projections, capital expenditure forecasts or anticipated market conditions, among other factors, could significantly impact the estimated fair value of our reporting units and require adjustments to recorded amounts of goodwill.

        Under the market approach, using both the guideline company method and the guideline transaction method, we estimated the fair value of our reporting units based on multiples of the cash-free value of invested capital to revenues and EBITDA. The revenues and EBITDA multiples of our reporting units were selected based on a comparison of our reporting units' operating performance and margins, among other factors, to those of guideline companies. In the market approach, we made certain judgments about the selection of guideline companies, comparable recent company sales transactions and transaction premiums. Although we based our fair value estimates under both the income approach and the market approach on assumptions we believe to be reasonable, those assumptions are inherently unpredictable and uncertain.

        In arriving at the final estimated fair values of each of our reporting units, the estimated fair values as calculated under both of the income approach and the market approach were multiplied by a weighting factor, the sum of which was the final estimated fair value. The income approach was weighted 50% and the two market approach methods were weighted 25% each. The income approach was weighted more heavily as the data included in that method is based on management's projections and forecasts whereas the two market approaches were weighted less heavily as the guideline companies and guideline transactions used in those models are not 100% comparable to our reporting units being evaluated. A 1% increase or decrease in the weighting factor applied to the income approach combined with a 1% total decrease in the two methods under the market approach would increase or decrease the estimated fair value of our reporting units by approximately $3.4 million at December 31, 2007. The 1% change in the assumptions would not have changed our conclusion that the fair value exceeds the net book value for these reporting units.

Intangible Assets and Other Long-Lived Assets

        We account for identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of identifiable intangible assets and other long-lived assets. We evaluate the recoverability of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, significant declines in our stock price for a sustained period, shifts in technology, loss of key management or other personnel, significant negative industry or economic trends, and changes in our operating model or strategy and competitive forces. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Definite-lived intangible assets are amortized on either a straight-line basis or an accelerated basis over their estimated useful lives, ranging from two to ten years. Our identifiable intangible assets were acquired primarily in connection with business combinations. We have no indefinite-lived intangible assets at December 31, 2007.

Member Redemption Liability

        Member redemption liability for loyalty marketing points represents the estimated costs associated with MyPoints' obligation to redeem outstanding points accumulated by its loyalty marketing members as well as those points purchased by its advertisers for use in such advertisers' promotion campaigns as they have been earned by MyPoints' members, less an allowance for points expected to expire prior to redemption. The estimated cost of points is primarily presented in cost of revenues, except for the portion related to member acquisition activities, internal marketing surveys and other non-revenue generating activities which are presented in sales and marketing expenses. The member redemption liability is recognized when members earn points and is reduced when members redeem accumulated points upon reaching required redemption thresholds or when points are expired prior to redemption.

        MyPoints members may redeem points for third-party gift cards and other rewards. Members earn points when they respond to direct marketing offers delivered by MyPoints, purchase goods or services from advertisers, engage in certain promotional campaigns of advertisers or engage in other specified activities.

        The member redemption liability is estimated based upon the weighted-average cost and number of points that may be redeemed in the future. On a monthly basis, the weighted-average cost of points is calculated by taking the total cost of items fulfilled divided by total points redeemed. The discounts and points needed to redeem vary by merchant and award denomination. MyPoints purchases gift cards and other awards from merchants at a discount and sets redemption levels for its members. MyPoints has the ability to adjust the number of points required to redeem awards to reflect changes in the cost of awards.

        On a monthly basis, MyPoints accounts for and reduces the gross points issued by an estimate of points that will never be redeemed by its members. This reduction is calculated based on an analysis of historical point-earning trends, redemption activities and individual member account activity, in accordance with EITF Issue No. 00-22, Accounting for Points and Certain Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products and Services to be Delivered in the Future. MyPoints' historical analysis takes into consideration the total points in members' accounts that have been inactive for six months or longer, less an estimated reactivation rate, plus an estimate of future inactive points. Changes in, among other factors, the net number of points issued, redemption activities and members' activity levels could materially impact the member redemption liability. A 1% increase or decrease in the estimate of points that will never be redeemed would increase or decrease our member redemption liability at December 31, 2007 by approximately $96,000.

        Points in active accounts do not expire. However, under the terms and conditions of membership in MyPoints' loyalty marketing program, MyPoints reserves the right to cancel or disable accounts and expire unredeemed points in accounts that are inactive for a period of twelve consecutive months. For purposes of the member redemption liability, "inactive" means a lack of any of the following: Web site visit; email response; survey completion; profile update; or any point-earning or point-redeeming transaction. The cancelling or disabling of inactive accounts would have no impact on our consolidated financial statements, as we fully consider inactive accounts when establishing the member redemption liability, as discussed above.

        The following table sets forth, for the periods presented, a reconciliation of the changes in the member redemption liability (in thousands):

	Year Ended December 31, 2007	Period from April 10, 2006 (date of MyPoints acquisition) through December 31, 2006
Beginning balance	$19,989	$18,497
Accruals for points earned	23,745	14,103
Reduction for redeemed points	(18,857)	(11,892)
Changes in allowance for points expected to expire and weighted-average cost of points	(633)	(404)
Revaluation of member redemption liability in connection with purchase accounting	—	(771)
Imputed interest on acquired member redemption liability	316	456

Ending balance	$24,560	$19,989

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

        The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizability of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

        We apply the provisions of FASB Interpretation No., or FIN, 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Under FIN 48, we recognize, in our consolidated financial statements, the impact of tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions.

Legal Contingencies

        We are currently involved in certain legal proceedings. We record liabilities related to pending litigation when an unfavorable outcome is probable and management can reasonably estimate the amount of loss. We do not record liabilities for pending litigation when there are uncertainties related to assessing either the amount or the probable outcome of the claims asserted in the litigation. As additional information becomes available, we continually assess the potential liability related to such pending litigation.

Subsidiary Initial Public Offering of Classmates Media Corporation

        In May 2007, we announced our intention to explore the possibility of a subsidiary initial public offering, or IPO. Classmates Media Corporation, or CMC, was formed in August 2007 for the purposes of consolidating our Classmates, The Names Database and MyPoints business units and initiating a public equity offering. The businesses were contributed to CMC by us on August 9, 2007. In August 2007, CMC filed a Form S-1 registration statement with the SEC for the IPO of its common stock.

        In December 2007, we determined that proceeding with the IPO under then-current market conditions was not in the best interests of our stockholders and we withdrew CMC's Form S-1 registration statement previously filed with the SEC. Approximately $0.5 million of transaction costs were determined not to have continuing value after the withdrawal of the IPO and were expensed in the quarter ended December 31, 2007. It remains our strategy to complete an IPO of CMC. As such, certain additional IPO transaction-related costs totaling $3.6 million associated with the IPO have been deferred and are included in other assets on our consolidated balance sheet at December 31, 2007. If we do not proceed with this strategy, these deferred costs will be expensed and included in the Classmates Media segment operating results as well as in our consolidated statements of operations in a future period.

Results of Operations

        The following tables set forth for the periods presented, selected historical statements of operations data. The information contained in the tables below should be read in conjunction with Liquidity and Capital Resources, Contractual Obligations, and Critical Accounting Policies, Estimates and Assumptions included in this Item 7 as well as the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

        Consolidated information was as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Billable services	$379,526	$423,565	$465,980
Advertising	133,977	99,089	59,081

Total revenues	513,503	522,654	525,061

Operating expenses:
Cost of revenues	117,203	119,990	110,672
Sales and marketing	163,424	176,980	209,292
Product development	51,044	52,602	40,009
General and administrative	73,312	67,511	56,729
Amortization of intangible assets	12,800	17,640	21,799
Restructuring charges	3,419	627	—
Impairment of goodwill, intangible assets and long-lived assets	—	13,285	—

Total operating expenses	421,202	448,635	438,501

Operating income	92,301	74,019	86,560
Interest and other income, net	7,555	6,076	6,885
Interest expense	(1,164)	(2,571)	(6,073)

Income before income taxes	98,692	77,524	87,372
Provision for income taxes	40,915	36,293	40,245

Income before cumulative effect of accounting change	57,777	41,231	47,127
Cumulative effect of accounting change, net of tax	—	1,041	—

Net income	$57,777	$42,272	$47,127

        Information for our two reportable operating segments was as follows (in thousands):

	Classmates Media			Communications
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Billable services	$106,514	$81,146	$63,550	$273,012	$342,419	$402,430
Advertising	86,905	58,300	21,342	47,072	40,789	37,739

Total revenues	193,419	139,446	84,892	320,084	383,208	440,169

Operating expenses:
Cost of revenues	39,497	26,939	10,518	69,254	83,509	91,426
Sales and marketing	78,918	60,743	43,182	84,094	115,955	165,891
Product development	16,016	10,481	5,615	29,613	37,422	31,315
General and administrative	30,769	21,345	15,178	36,672	39,399	38,096
Restructuring charges	42	—	—	3,377	627	—
Impairment of goodwill, intangible assets and long-lived assets	—	—	—	—	13,285	—

Total operating expenses	165,242	119,508	74,493	223,010	290,197	326,728

Segment income from operations	$28,177	$19,938	$10,399	$97,074	$93,011	$113,441

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income, is as follows for each period presented (in thousands):

	Year Ended December 31,
	2007	2006	2005
Segment income from operations:
Classmates Media	$28,177	$19,938	$10,399
Communications	97,074	93,011	113,441

Total segment income from operations	125,251	112,949	123,840
Depreciation	(20,150)	(21,290)	(15,481)
Amortization of intangible assets	(12,800)	(17,640)	(21,799)

Consolidated operating income	$92,301	$74,019	$86,560

        Communications segment income from operations for the year ended December 31, 2007 included restructuring charges of $3.4 million. Classmates Media segment income from operations for the year ended December 31, 2007 was impacted by expenses of $3.6 million in connection with the proposed IPO of our CMC subsidiary.

        Communications segment income from operations for the year ended December 31, 2006 included restructuring charges of $0.6 million and impairment charges of $13.3 million.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Revenues

Billable Services Revenues

        Billable services revenues are comprised of amounts charged to pay accounts for our billable services. Classmates Media billable services revenues consist of amounts charged to pay accounts for social networking services. Communications billable services revenues consist of amounts charged to pay accounts for Internet access, email, Web hosting, Internet security, and other services, with substantially all of such revenues generated from Internet access. Our billable services revenues are primarily dependent on two factors: the average number of pay accounts for a period and the ARPU. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period.

        Consolidated Billable Services Revenues.    Consolidated billable services revenues decreased by $44.0 million, or 10%, to $379.5 million for the year ended December 31, 2007, compared to $423.6 million for the year ended December 31, 2006. The decrease in billable services revenues for the year ended December 31, 2007 was due to a decrease in revenues from our Communications segment, partially offset by an increase in revenues from our Classmates Media segment. Billable services revenues related to our Classmates Media segment and our Communications segment constituted 28.1% and 71.9%, respectively, of our consolidated billable services revenues for the year ended December 31, 2007, compared to 19.2% and 80.8%, respectively, for the year ended December 31, 2006. We anticipate that our consolidated billable services revenues will decline in 2008 as a result of an expected continued decline in Communications billable services revenues which is expected to exceed the anticipated increase in Classmates Media billable services revenues, at least in the near term.

        Classmates Media Billable Services Revenues.    Classmates Media billable services revenues increased by $25.4 million, or 31%, to $106.5 million for the year ended December 31, 2007, compared to $81.1 million for the year ended December 31, 2006. The increase in Classmates Media billable services revenues was due to a 36% increase in our average number of pay accounts from 2.0 million for the year ended December 31, 2006 to 2.7 million for the year ended December 31, 2007. This increase in the average number of pay accounts was primarily attributable to a Classmates pay feature, our digital guestbook, which was introduced in the fourth quarter of 2006 and, to a lesser extent, an increase in the number of international pay accounts. The increase in Classmates Media billable services revenues due to pay accounts was partially offset by a 4% decrease in ARPU from $3.44 for the year ended December 31, 2006 to $3.31 for the year ended December 31, 2007. The decrease in ARPU was primarily attributable to a greater overall proportion of international pay accounts compared to U.S. pay accounts and the fact that pricing for our international social networking services is lower than for our Classmates social networking services. We anticipate our Classmates Media pay accounts and billable services revenues will continue to grow, at least in the near term.

        Communications Billable Services Revenues.    Communications billable services revenues decreased by $69.4 million, or 20%, to $273.0 million for the year ended December 31, 2007, compared to $342.4 million for the year ended December 31, 2006. The decrease in Communications billable services revenues was due to an 18% decrease in our average number of pay accounts from 3.0 million for the year ended December 31, 2006 to 2.4 million for the year ended December 31, 2007. The decrease in the average number of pay accounts was substantially attributable to a decrease in the number of dial-up Internet access pay accounts. In addition, the decrease in revenues was partially due to a 2% decrease in ARPU from $9.63 for the year ended December 31, 2006 to $9.41 for the year ended December 31, 2007. The decrease in ARPU was primarily attributable to an increased number of subscribers on lower-priced subscription plans. The decrease in dial-up billable services revenues was partially offset by a $6.3 million increase in 2007 versus 2006 in revenues from our DSL Internet access service, which was launched in the December 2006 quarter. We anticipate continued declines in our Communications pay accounts and, potentially, ARPU which will result in continued declines in Communications billable services revenues.

Advertising Revenues

        We provide advertising solutions to marketers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities across our various properties.

We also use targeting technologies, Web site sponsorships and Web site integrations in order to provide effective solutions.

        Our social networking services generate advertising revenues primarily from display advertisements and from post-transaction sales. Advertising inventory on our social networking Web sites includes text and graphic placements on the user home page, profile page, class list page, and most other pages on our Web sites. We are able to target the advertising delivered to most of our members based on a wide variety of factors, including age, gender, demographic data, affiliations, profile data, and zip code. Post-transaction sales are generated when a Classmates pay account is provided a third-party offer at the end of the pay account registration process. We also sell a portion of our advertising inventory through third-party advertising resellers.

        Our loyalty marketing service revenues are derived from advertising fees, consisting primarily of fees generated when emails are transmitted to members, when members respond to emails and when members complete online transactions. We sell marketing solutions to advertisers with both brand and direct response objectives through a full suite of display, email and other advertising opportunities. We also use targeting technologies and Web site integrations in order to provide effective solutions for advertisers.

        Our Communications services generate advertising revenues from our search agreement with Yahoo!, from display advertisements, from referring members to third-party Web sites or services, and from online market research. Substantially all of our Communications advertising revenues are generated from our Internet access services. We host and customize the initial Web site displayed to users of our Internet access services. This Web site, or "start page," displays sponsored links to a variety of content, products and services, including Internet search. We also display a toolbar on Internet access users' screens throughout their online access sessions that is generally visible regardless of the particular Web site they visit. The toolbar contains Internet search functionality and a variety of buttons, icons and drop-down menus. A variety of advertising opportunities also exist through our email platforms, including display advertising on the main pages and within emails.

        Consolidated Advertising Revenues.    Consolidated advertising revenues increased by $34.9 million, or 35%, to $134.0 million for the year ended December 31, 2007, compared to $99.1 million for the year ended December 31, 2006. The increase was primarily attributable to an increase in advertising revenues in our Classmates Media segment and, to a lesser extent, also our Communications segment. Advertising revenues related to our Classmates Media segment and our Communications segment constituted 64.9% and 35.1%, respectively, of our consolidated advertising revenues for the year ended December 31, 2007, compared to 58.8% and 41.2%, respectively, for the year ended December 31, 2006.

        Classmates Media Advertising Revenues.    Classmates Media advertising revenues increased by $28.6 million, or 49%, to $86.9 million for the year ended December 31, 2007, compared to $58.3 million for the year ended December 31, 2006. The increase was primarily related to revenues from our loyalty marketing service, which we acquired in April 2006 and which was included in our results of operations for the year ended December 31, 2007 compared to only 266 days for the year ended December 31, 2006. Revenues from our loyalty marketing service increased by $25.7 million in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to the fact that no such revenues were included in our consolidated financial statements in the first three months and nine days of 2006 (the period prior to our acquisition of MyPoints) and an increase in the number of loyalty marketing active accounts in the year ended December 31, 2007 compared to the year ended December 31, 2006. Our Classmates Media advertising revenues for the year ended December 31, 2007 also increased as a result of a $3.0 million increase in advertising revenues, compared to the year ended December 31, 2007, generated from our social networking services. The increase in advertising revenues generated from our social networking services was primarily related to increased revenues from post-transaction sales resulting from pay account growth in the year ended December 31, 2007. We have historically derived a significant portion of our social networking advertising revenues from a post-transaction sales agreement which expired in October 2007. While we entered into a new post-transaction sales agreement with a different advertiser in December 2007, we anticipate decreased revenues from post-transaction sales going forward.

        Communications Advertising Revenues.    Communications advertising revenues increased by $6.3 million, or 15%, to $47.1 million for the year ended December 31, 2007, from $40.8 million for the year ended December 31, 2006. The vast majority of the increase was attributable to an increase in search revenues. We anticipate that Communications advertising revenues will decrease going forward as a result of decreasing pay accounts.

Cost of Revenues

        Cost of revenues includes telecommunications and data center costs; costs of providing rewards to members of our loyalty marketing service; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; email technical support and license fees; costs related to providing telephone technical support; customer billing and billing support to our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; and domain name registration fees. Historically, the costs that comprise our Classmates Media cost of revenues have been relatively fixed. However, as a result of our loyalty marketing service, which was acquired in April 2006, our cost of revenues has become more variable as the costs associated with this service tend to fluctuate with revenues. The majority of the costs that comprise our Communications cost of revenues are variable. As such, our Communications cost of revenues as a percentage of revenues is highly dependent on our ARPU, our average hourly telecommunications cost and usage, and our average customer billing and billing support costs per pay account.

        Consolidated Cost of Revenues.    Consolidated cost of revenues decreased by $2.8 million, or 2%, to $117.2 million for the year ended December 31, 2007, compared to $120.0 million for the year ended December 31, 2006. The decrease was primarily due to decreased costs associated with our Communications segment and a $1.1 million decrease in depreciation, partially offset by increased costs associated with our Classmates Media segment. Cost of revenues related to our Classmates Media segment and our Communications segment constituted 36.3% and 63.7%, respectively, of our total segment cost of revenues for the year ended December 31, 2007, compared to 24.4% and 75.6%, respectively, for the year ended December 31, 2006.

        Classmates Media Cost of Revenues.    Classmates Media cost of revenues increased by $12.6 million, or 47%, to $39.5 million, or 20.4% of Classmates Media revenues, for the year ended December 31, 2007, compared to $26.9 million, or 19.3% of Classmates Media revenues, for the year ended December 31, 2006. The increase was primarily related to costs of our loyalty marketing service, which we acquired in April 2006 and which was included in our results of operations for the full year ended December 31, 2007 compared to only 266 days for the year ended December 31, 2006. Cost of revenues from our loyalty marketing service increased by $9.7 million in the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to the fact that no such revenues or cost of revenues were included in our consolidated financial statements in the first three months and nine days of 2006 (the period prior to our acquisition of MyPoints) and an increase in costs associated with providing rewards in the year ended December 31, 2007 compared to the year ended December 31, 2006. In addition, customer support, overhead and personnel-related costs associated with our social networking services increased by $2.7 million in the year ended December 31, 2007 compared to the year ended December 31, 2006 as a result of growth in the business and an increase in headcount. As a percentage of revenues, Classmates Media cost of revenues increased primarily due to our loyalty marketing service which has a higher cost of revenues as a percentage of revenues as compared to our social networking services. The higher cost of revenues associated with our loyalty marketing service is largely due to the benefits provided to our loyalty marketing members when they redeem points earned in connection with our loyalty marketing service.

        Communications Cost of Revenues.    Communications cost of revenues decreased by $14.3 million, or 17%, to $69.3 million, or 21.6% of Communications revenues, for the year ended December 31, 2007, compared to $83.5 million, or 21.8% of Communications revenues, for the year ended December 31, 2006. The decrease was primarily due to a $15.4 million decrease in telecommunications costs associated with our dial-up Internet access business due to a decrease in the number of pay accounts, a decrease in hourly usage per pay account as well as lower average hourly telecommunications costs. In addition, customer support and billing-related costs decreased by $5.4 million in 2007 versus 2006 as a result of a decrease in the number of dial-up Internet access pay accounts and a decrease in the hourly rate charged by our third-party vendor, and by $2.1 million due to a decrease in costs associated with our VoIP services as a result of our decision during 2007 to exit our VoIP services. These decreases were partially offset by a $7.4 million increase in costs associated with our DSL Internet access service, which was launched in the December 2006 quarter.

Sales and Marketing

        Sales and marketing expenses include expenses associated with promoting our services and with generating advertising revenues. Expenses associated with promoting our services include advertising and promotion expenses; fees paid to distribution partners, third-party advertising networks and co-registration partners to acquire new pay and free accounts; personnel and overhead-related expenses for marketing personnel; and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. We have expended significant amounts on sales and marketing, including branding and customer acquisition campaigns consisting of television, Internet, sponsorships, radio, print and outdoor advertising, and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote our products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs.

        Consolidated Sales and Marketing Expenses.    Consolidated sales and marketing expenses decreased by $13.6 million, or 8%, to $163.4 million, or 31.8% of consolidated revenues, for the year ended December 31, 2007, compared to $177.0 million, or 33.9% of consolidated revenues, for the year ended December 31, 2006. The decrease was primarily attributable to a reduction in marketing expenses related to our Communications segment, partially offset by an increase in marketing expenses related to our Classmates Media segment. Sales and marketing expenses related to our Classmates Media segment and our Communications segment constituted 48.4% and 51.6%, respectively, of total segment sales and marketing expenses for the year ended December 31, 2007 versus 34.4% and 65.6%, respectively, for the year ended December 31, 2006.

        Classmates Media Sales and Marketing Expenses.    Classmates Media sales and marketing expenses increased by $18.2 million, or 30%, to $78.9 million, or 40.8% of Classmates Media revenues, for the year ended December 31, 2007, compared to $60.7 million, or 43.6% of Classmates Media revenues, for the year ended December 31, 2006. A portion of the increase was related to sales and marketing expenses associated with our loyalty marketing service, which we acquired in April 2006 and which was included in our results of operations for the full year ended December 31, 2007 compared to only 266 days for the year ended December 31, 2006. Sales and marketing expenses associated with our loyalty marketing service increased by $9.5 million in the year ended December 31, 2007 when compared to the year ended December 31, 2006 primarily due to the fact that no such sales and marketing expenses were included in our consolidated financial statements in the first three months and nine days of 2006 (the period prior to our acquisition of MyPoints). In addition, the increase was the result of a $5.8 million increase in marketing costs related to acquiring new free social networking members, a $2.6 million increase in personnel- and overhead-related expenses associated with our social networking services as a result of growth in our business and a $0.4 million increase in stock-based compensation.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $31.9 million, or 27%, to $84.1 million, or 26.3% of Communications revenues, for the year ended December 31, 2007, compared to $116.0 million, or 30.3% of Communications revenues, for the year ended December 31, 2006. This decrease was attributable to a $24.3 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services and an $8.6 million decrease in advertising costs associated with our VoIP services as a result of our decision during 2007 to exit our VoIP services. These decreases were partially offset by a $1.5 million increase in advertising costs related to our DSL Internet access service, which was launched in the December 2006 quarter.

Product Development

        Product development expenses include expenses for the maintenance of existing software and technology and the development of new or improved software and technology, including personnel-related expenses for the software engineering department and the costs associated with operating our facility in India. Costs incurred by us to manage and monitor our product development activities are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software, which are capitalized and depreciated over their estimated useful lives, generally three years.

        Consolidated Product Development Expenses.    Consolidated product development expenses decreased by $1.6 million, or 3%, to $51.0 million, or 9.9% of consolidated revenues, for the year ended December 31, 2007, compared to $52.6 million, or 10.1% of consolidated revenues, for the year ended December 31, 2006. The decrease was attributable to a decrease in expenses in the Communications segment, partially offset by an increase in expenses in the Classmates Media segment and a $0.7 million increase in depreciation. Product development expenses related to our Classmates Media segment and our Communications segment constituted 35.1% and 64.9%, respectively, of total segment product development expenses for the year ended December 31, 2007, compared to 21.9% and 78.1%, respectively, for the year ended December 31, 2006.

        Classmates Media Product Development Expenses.    Classmates Media product development expenses increased by $5.5 million, or 53%, to $16.0 million, or 8.3% of Classmates Media revenues, for the year ended December 31, 2007, compared to $10.5 million, or 7.5% of Classmates Media revenues, for the year ended December 31, 2006. The increase in expenses was primarily due to a $2.7 million increase in personnel-related expenses due to increased headcount to develop new product features related to our social networking services. In addition, a portion of the increase was related to expenses associated with our loyalty marketing service, which we acquired in April 2006 and which was included in our results of operations for the full year ended December 31, 2007 compared to only 266 days for the year ended December 31, 2006. Product development expenses associated with our loyalty marketing service increased by $2.3 million in the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to the fact that no such product development expenses were included in our consolidated financial statements in the first three months and nine days of 2006 (the period prior to our acquisition of MyPoints). The increase in expenses was also due to a $0.4 million increase in overhead expenses and a $0.3 million increase in stock-based compensation.

        Communications Product Development Expenses.    Communications product development expenses decreased by $7.8 million, or 21%, to $29.6 million, or 9.3% of Communications revenues, for the year ended December 31, 2007, compared to $37.4 million, or 9.8% of Communications revenues, for the year ended December 31, 2006. The decrease was primarily the result of a $4.9 million decrease in personnel-related expenses associated with reduced headcount needs, a $1.8 million decrease in other overhead-related expenses and a $0.8 million decrease in stock-based compensation. Internal capitalized software development expenses decreased to $6.1 million for the year ended December 31, 2007, compared to $7.3 million for the year ended December 31, 2006, due to a decrease in the number of development projects in 2007 compared to 2006. We anticipate that Communications product development expenses will decline in 2008 when compared to 2007 as a result of a restructuring-related reduction in the number of product development employees in this segment in October 2007.

General and Administrative

        General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources, facilities, and internal customer support personnel. In addition, general and administrative expenses include professional fees for legal, accounting and financial services; office relocation costs; non-income taxes; insurance; occupancy and other overhead-related costs; and expenses incurred and credits received as a result of certain legal settlements.

        We anticipate that general and administrative expenses, in the aggregate and as a percentage of revenues, will increase significantly in 2008 when compared to 2007 at both the consolidated and the segment levels. We anticipate the increase will be primarily as a result of an increase in stock-based compensation. We expect stock-based compensation to increase as a result of several factors, including: the likelihood that bonuses for certain members of senior management for the year ending December 31, 2008 (the "2008 Bonuses") will be paid primarily in shares of our common stock whereas such bonuses were historically paid primarily in cash; the effect of shares of common stock and restricted stock units awarded in the first quarter of fiscal 2008; and the effect of restricted stock units awarded in 2007 to members of senior management in connection with the renewal of employment agreements. Also, the resignation of an executive officer in 2007 resulted in the reversal in 2007 of stock-based compensation recorded in prior periods which reduced stock-based compensation associated with general and administrative expenses in 2007. The payment of the 2008 Bonuses in shares of common stock as opposed to cash, while increasing stock-based compensation, is not anticipated to have a significant impact on general and administrative expenses in 2008.

        Consolidated General and Administrative Expenses.    Consolidated general and administrative expenses increased by $5.8 million, or 9%, to $73.3 million, or 14.3% of consolidated revenues, for the year ended December 31, 2007, compared to $67.5 million, or 12.9% of consolidated revenues, for the year ended December 31, 2006. The increase was due to an increase in expenses associated with our Classmates Media segment, partially offset by a decrease in expenses associated with our Communications segment and a $0.9 million decrease in depreciation. General and administrative expenses related to our Classmates Media segment and our Communications segment constituted 45.6% and 54.4%, respectively, of total segment general and administrative expenses for the year ended December 31, 2007, compared to 35.1% and 64.9%, respectively, for the year ended December 31, 2006.

        Classmates Media General and Administrative Expenses.    Classmates Media general and administrative expenses increased by $9.4 million, or 44%, to $30.8 million, or 15.9% of Classmates Media revenues, for the year ended December 31, 2007, compared to $21.3 million, or 15.3% of Classmates Media revenues, for the year ended December 31, 2006. The increase was primarily related to expenses associated with our loyalty marketing service, which we acquired in April 2006 and which was included in our results of operations for the full year ended December 31, 2007 compared to only 266 days for the year ended December 31, 2006. General and administrative expenses associated with our loyalty marketing service increased by $3.6 million in the year ended December 31, 2007 when compared to the year ended December 31, 2006, primarily due to the fact that no such general and administrative expenses were included in our consolidated financial statements in the first three months and nine days of 2006 (the period prior to our acquisition of MyPoints). In addition, the increase was due to a $2.5 million increase in fees largely related to audit and executive search fees incurred as a result of our CMC subsidiary IPO process, a $1.4 million increase in personnel-related costs due to increased headcount, specifically certain members of senior management hired in connection with our CMC subsidiary IPO process, a $1.2 million increase in stock-based compensation primarily related to guaranteed equity awards to be issued to certain members of senior management, and a $0.7 million increase in overhead-related costs.

        Communications General and Administrative Expenses.    Communications general and administrative expenses decreased by $2.7 million, or 7%, to $36.7 million, or 11.5% of Communications revenues, for the year ended December 31, 2007, compared to $39.4 million, or 10.3% of Communications revenues, for the year ended December 31, 2006. The decrease was due to a $2.0 million decrease in professional fees, a $1.1 million decrease in overhead-related expenses, a $1.0 million decrease in stock-based compensation primarily related to the resignation of a former executive, a $0.8 million decrease in recruiting and relocation costs, and a $0.5 million decrease in facilities costs. These decreases were partially offset by a $2.4 million increase in bad debt expense related to a technology partner combined with a litigation-related allowance recorded in the September 2007 quarter.

Amortization of Intangible Assets

        Amortization of intangible assets principally includes amortization of acquired pay accounts and free accounts, acquired trademarks and trade names, purchased software and technologies, and other identifiable intangible assets. In accordance with the provisions set forth in SFAS No. 142, goodwill is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would indicate the fair value of a reporting unit is below its carrying value.

        Consolidated amortization of intangible assets decreased by $4.8 million, or 27%, to $12.8 million for the year ended December 31, 2007, compared to $17.6 million for the year ended December 31, 2006. The decrease was primarily attributable to the accelerated amortization of intangible assets in earlier years associated with our Classmates acquisition in November 2004, partially offset by increased amortization related to intangible assets acquired in connection with our acquisition of The Names Database in March 2006 and our acquisition of MyPoints in April 2006.

Restructuring Charges

        In the year ended December 31, 2007, we recorded restructuring charges totaling $3.4 million. In October 2007, we eliminated 69 positions and recorded restructuring charges totaling $3.0 million within our Communications segment to better align the segment's cost structure within a mature business for dial-up Internet access services.

        In addition, we recognized $0.4 million in restructuring charges in the year ended December 31, 2007 for termination benefits paid to certain employees associated with our Web hosting and photo sharing businesses.

        In the year ended December 31, 2006, we recorded restructuring charges totaling $0.6 million primarily for lease termination costs and termination benefits paid to certain employees.

        In February 2008, we communicated our intentions to close our Orem, Utah facility and consolidate these functions into our operations at our corporate headquarters. We believe these activities will result in restructuring charges, comprised largely of employee termination benefits, during 2008, of approximately $0.5 million.

        Commencing in 2006, we began to assess unprofitable operations and all of our other operations in light of the mature dial-up Internet access industry. Our assessment has resulted in the restructuring charges referenced above and may result in additional restructuring charges.

Interest and Other Income, Net

        Interest income consists of earnings on our cash, cash equivalents and short-term investments. Other income, net, consists of realized gains and losses recognized in connection with the sale of short-term investments.

        Interest and other income, net, increased by $1.5 million, or 24%, to $7.6 million for the year ended December 31, 2007, compared to $6.1 million for the year ended December 31, 2006. The increase was primarily due to higher average cash and cash equivalents and short-term investments balances and higher interest rates. Net realized gains on sales of our short-term investments were not significant for the years ended December 31, 2007 and 2006.

Interest Expense

        Interest expense consists of interest expense on our term loan (see separate section herein discussing our term loan), which was retired in January 2006, amortization of deferred financing costs related to our term loan, capital leases, the amortization of premiums on certain of our short-term investments, and imputed interest on the acquired member redemption liability related to our acquisition of MyPoints in April 2006.

        Interest expense decreased by $1.4 million, or 55%, to $1.2 million for the year ended December 31, 2007, compared to $2.6 million for the year ended December 31, 2006. The decrease was primarily the result of a decrease in amortized deferred financing costs related to our term loan. In January 2006, we expensed the remaining $1.5 million in deferred financing costs upon our repayment of the $54.2 million balance of the term loan.

Provision for Income Taxes

        For the year ended December 31, 2007, we recorded a tax provision of $40.9 million on pre-tax income of $98.7 million, resulting in an effective tax rate of 41.5%. The effective tax rate differs from the statutory federal income tax rate primarily due to (1) state income taxes, net of federal benefit; (2) compensation, including stock-based compensation, that is limited under Section 162(m) of the Internal Revenue Code, or the Code; (3) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization; (4) the re-measurement of certain deferred tax assets in New York; (5) employee stock purchase plan compensation, the benefit of which is not currently recognized under SFAS No. 123R but which is recognized upon a disqualified disposition; and (6) the benefit of federal tax exempt interest income.

        For the year ended December 31, 2006, we recorded a tax provision of $36.3 million on pre-tax income of $77.5 million, resulting in an effective tax rate of 46.8%. The effective tax rate differs from the statutory federal income tax rate primarily due to (1) state income taxes, net of federal benefit; (2) compensation, including stock-based compensation, that is limited under Section 162(m) of the Code; (3) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization; (4) the re-measurement of certain deferred tax assets in New York; (5) employee stock purchase plan compensation, the benefit of which is not currently recognized under SFAS No. 123R but which is recognized upon a disqualified disposition; and (6) the benefit of federal tax exempt interest income.

Cumulative Effect of Accounting Change, Net of Tax

        In the year ended December 31, 2006, we recorded a $1.1 million pre-tax benefit ($1.0 million, net of tax) as the cumulative effect of accounting change upon the adoption of SFAS No. 123R to recognize the effect of estimating the number of equity awards granted prior to January 1, 2006 that are not ultimately expected to vest.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Comparability

        On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock awards and employee stock purchases related to our employee stock purchase plan based on the grant-date fair values of the awards. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107 relating to SFAS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R.

        We adopted SFAS No. 123R using the modified prospective transition method, and the Company's consolidated financial statements at and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock-based compensation recognized under SFAS No. 123R for the years ended December 31, 2007 and 2006 was $19.5 million and $19.2 million, respectively, which was primarily related to restricted stock, stock options and the discount on purchases related to our employee stock purchase plan. Stock-based compensation, recorded in accordance with APB Opinion No. 25, for the year ended December 31, 2005 was $10.0 million, which was primarily related to restricted stock.

        SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. Under SFAS No. 123, we used the Black-Scholes option-pricing model for valuation of share-based awards for our pro forma information. Upon adoption of SFAS No. 123R, we elected to continue to use the Black-Scholes option-pricing model for valuing share-based payment awards. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statements of operations. Prior to the adoption of SFAS No. 123R, we accounted for share-based payment awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation related to stock options had been recognized in our consolidated statements of operations, other than as related to acquisitions, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

        SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. The forfeiture rate is based on historical rates. Stock-based compensation recognized in our consolidated statement of operations for the year ended December 31, 2006 includes (i) compensation expense for share-based payment awards granted prior to or on, but not yet vested at, December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation recognized in the consolidated statements of operations for the years ended December 31, 2007 and 2006 is based on equity awards ultimately expected to vest, it has been reduced for estimated forfeitures. For the periods prior to 2006, we accounted for forfeitures as they occurred. Accordingly, a pre-tax cumulative effect of accounting change adjustment totaling $1.1 million ($1.0 million, net of tax) was recorded in the March 2006 quarter to adjust for share-based payment awards granted prior to January 1, 2006 that are not ultimately expected to vest.

        Prior to the adoption of SFAS No. 123R, we recognized stock-based compensation for equity awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For equity awards granted subsequent to the adoption of SFAS No. 123R, we treat such awards as a single award and recognize stock-based compensation on a straight-line basis (net of estimated forfeitures) over the employee service period.

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

        The acceleration of vesting of these out-of-the-money options was undertaken primarily to eliminate any future compensation expense we would otherwise recognize in our statements of operations with respect to these options with the implementation of SFAS No. 123R effective January 1, 2006. We estimated this compensation expense, before tax, would have totaled approximately $3.8 million over the course of the original vesting periods. Ninety-five percent of the options would have vested within approximately 1.5 years from the effective date of the acceleration with the remaining 5% vesting within approximately 2.5 years from the date of acceleration. We also believed that because the options to be accelerated had exercise prices in excess of the then-current market value of our common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

        Beginning in May 2006, we shifted from a strategy of granting a combination of stock options and restricted stock units to solely granting restricted stock units and shares of our common stock. Additionally, in March 2006, we offered eligible employees the opportunity to exchange any outstanding stock options granted to them, which had an exercise price per share of our common stock at or above $16.00 (the "Eligible Options") in return for restricted stock units. The exchange offer expired in April 2006, and approximately 1.8 million shares of common stock underlying the Eligible Options were exchanged for restricted stock units covering approximately 0.4 million shares of common stock in exchange for the cancellation of the Eligible Options. Total expense associated with the exchange, prior to the consideration of expected forfeitures, was approximately $0.8 million.

Term Loan

        In December 2004, we borrowed $100 million through a term loan facility, or term loan, dated December 3, 2004. A small portion of the proceeds of the term loan was used to purchase shares tendered pursuant to a tender offer of our common stock initiated by us in 2004 and to pay related fees and expenses. The funds were available for general corporate purposes, stock repurchases and acquisitions, subject to certain limitations.

        In January 2006, we paid, in full, the outstanding balance on the term loan of $54.2 million. Effective upon payment of the outstanding balance, the term loan terminated and was of no further force or effect. During the quarter ended March 31, 2006, we accelerated and recognized approximately $1.5 million in deferred financing costs in connection with the early repayment of the term loan.

Revenues

Billable Services Revenues

        Consolidated Billable Services Revenues.    Consolidated billable services revenues decreased by $42.4 million, or 9%, to $423.6 million for the year ended December 31, 2006, compared to $466.0 million for the year ended December 31, 2005. The decrease in billable services revenues was due to a decrease in billable services revenues from our Communications segment, partially offset by an increase in revenues from our Classmates Media segment. Billable services revenues from our Classmates Media segment and from our Communications segment constituted 19.2% and 80.8%, respectively, of our consolidated billable services revenues for the year ended December 31, 2006, compared to 13.6% and 86.4%, respectively, for the year ended December 31, 2005.

        Classmates Media Billable Services Revenues.    Classmates Media billable services revenues increased by $17.6 million, or 28%, to $81.1 million for the year ended December 31, 2006, compared to $63.6 million for the year ended December 31, 2005. The increase in billable services revenues was due to a 22% increase in our average number of pay accounts from 1.6 million for the year ended December 31, 2005 to 2.0 million for the year ended December 31, 2006. The increase in the average number of pay accounts was primarily attributable to organic growth in our Classmates business and, to a lesser extent, the acquisition of pay accounts associated with the acquisition of The Names Database in March 2006, which had approximately 106,000 pay accounts at December 31, 2006 and positively impacted average pay accounts by 53,000 for the year ended December 31, 2006. Additionally, billable services revenues increased due to a 5% increase in ARPU from $3.28 for the year ended December 31, 2005 to $3.44 for the year ended December 31, 2006 due to a greater percentage of higher-priced, shorter-term pay subscription plans.

        Communications Billable Services Revenues.    Communications billable services revenues decreased by $60.0 million, or 15%, to $342.4 million for the year ended December 31, 2006, compared to $402.4 million for the year ended December 31, 2005. The decrease in billable services revenues was due to a 10% decrease in our average number of pay accounts from 3.3 million for the year ended December 31, 2005 to 3.0 million for the year ended December 31, 2006. The decrease in the average number of pay accounts was attributable to a decreased number of dial-up Internet access pay accounts. Additionally, Communications billable services revenues decreased due to a 5% decrease in ARPU from $10.16 for the year ended December 31, 2005 to $9.63 for the year ended December 31, 2006. The decrease in ARPU was primarily attributable to a decline in ARPU for our dial-up Internet access services due to increased use of free months of service and promotional and retention pricing to obtain or retain dial-up Internet access pay accounts.

Advertising Revenues

        Consolidated Advertising Revenues.    Consolidated advertising revenues increased by $40.0 million, or 68%, to $99.1 million for the year ended December 31, 2006, compared to $59.1 million for the year ended December 31, 2005. The increase was primarily attributable to increases in advertising revenues in our Classmates Media segment and, to a lesser extent, our Communications segment. Advertising revenues from our Classmates Media segment and from our Communications segment constituted 58.8% and 41.2%, respectively, of our consolidated advertising revenues for the year ended December 31, 2006, compared to 36.1% and 63.9%, respectively, for the year ended December 31, 2005.

        Classmates Media Advertising Revenues.    Classmates Media advertising revenues increased by $37.0 million, or 173%, to $58.3 million for the year ended December 31, 2006, compared to $21.3 million for the year ended December 31, 2005. The increase was due to $39.6 million in revenues from our loyalty marketing service, which we acquired in April 2006, partially offset by a $2.8 million decline in advertising revenues generated from our social networking services. As a result of our decision in the second quarter of 2006 to enhance the user experience by significantly decreasing the number of advertising placements on our social networking Web sites, advertising revenues for our social networking services were adversely impacted.

        Communications Advertising Revenues.    Communications advertising revenues increased by $3.1 million, or 8%, to $40.8 million for the year ended December 31, 2006, compared to $37.7 million for the year ended December 31, 2005. The increase was primarily attributable to increases in advertising sales and data revenues, partially offset by decreases in search revenues due to a decline in our active access accounts.

Cost of Revenues

        Consolidated Cost of Revenues.    Consolidated cost of revenues increased by $9.3 million, or 8%, to $120.0 million for the year ended December 31, 2006, compared to $110.7 million for the year ended December 31, 2005. The increase was primarily due to increased costs associated with our Classmates Media segment and, to a lesser extent, a $0.8 million increase in depreciation, partially offset by a decrease in costs associated with our Communications segment. Cost of revenues for our Classmates Media segment and for our Communications segment constituted 24.4% and 75.6%, respectively, of our total segment cost of revenues for the year ended December 31, 2006, compared to 10.3% and 89.7%, respectively, for the year ended December 31, 2005.

        Classmates Media Cost of Revenues.    Classmates Media cost of revenues increased by $16.4 million, or 156%, to $26.9 million, or 19.3% of Classmates Media revenues, for the year ended December 31, 2006, compared to $10.5 million, or 12.4% of Classmates Media revenues, for the year ended December 31, 2005. The increase was primarily related to $14.3 million of costs associated with our loyalty marketing service, which we acquired in April 2006 and, to a lesser extent, increased costs associated with our social networking services and a $0.2 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the quarter ended March 31, 2006. Cost of revenues as a percentage of revenues increased primarily due to our loyalty marketing service which has a higher cost of revenues as a percentage of revenues as compared to our social networking services. The higher cost of revenues associated with our loyalty marketing service is due to the benefits provided to our loyalty marketing members when they redeem points earned in connection with our loyalty marketing service.

        Communications Cost of Revenues.    Communications cost of revenues decreased by $7.9 million, or 9%, to $83.5 million, or 21.8% of Communications revenues, for the year ended December 31, 2006, compared to $91.4 million, or 20.8% of Communications revenues, for the year ended December 31, 2005. The decrease was primarily due to a $10.0 million decrease in telecommunications costs and a $3.3 million decrease in customer support and billing-related costs as a result of a decrease in the number of pay Internet access accounts. These decreases were partially offset by an increase of $3.8 million in costs associated with our VoIP services, a $0.7 million increase in network and other overhead-related costs and a $0.5 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the March 2006 quarter. As a percentage of Communications revenues, Communications cost of revenues increased in the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily as a result of the impact of our VoIP services.

Sales and Marketing

        Consolidated Sales and Marketing Expenses.    Consolidated sales and marketing expenses decreased by $32.3 million, or 15%, to $177.0 million, or 33.9% of consolidated revenues, for the year ended December 31, 2006, compared to $209.3 million, or 39.9% of consolidated revenues, for the year ended December 31, 2005. The decrease was primarily attributable to a significant reduction in marketing expenses related to our Communications segment, partially offset by an increase in marketing expenses related to our Classmates Media segment. Sales and marketing expenses related to our Classmates Media segment and our Communications segment constituted 34.4% and 65.6%, respectively, of total segment sales and marketing expenses for the year ended December 31, 2006 versus 20.7% and 79.3%, respectively, for the year ended December 31, 2005.

        Classmates Media Sales and Marketing Expenses.    Classmates Media sales and marketing expenses increased by $17.6 million, or 41%, to $60.7 million, or 43.6% of Classmates Media revenues, for the year ended December 31, 2006, compared to $43.2 million, or 50.9% of Classmates Media revenues, for the year ended December 31, 2005. The increase was primarily related to $12.2 million of costs associated with our loyalty marketing service, which we acquired in April 2006, and, to a lesser extent, a $2.8 million increase in marketing costs related to acquiring new free social networking members, a $2.0 million increase in personnel- and overhead-related expenses related to increased headcount associated with our social networking services and a $0.6 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the quarter ended March 31, 2006.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $49.9 million, or 30%, to $116.0 million, or 30.3% of Communications revenues, for the year ended December 31, 2006, compared to $165.9 million, or 37.7% of Communications revenues, for the year ended December 31, 2005. This decrease was attributable to a $61.0 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services, the majority of which was due to reductions in media and other advertising costs. These decreases were partially offset by a $5.1 million increase in VoIP marketing expenses, a $4.7 million increase in personnel- and overhead-related expenses and a $1.9 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the quarter ended March 31, 2006.

Product Development

        Consolidated Product Development Expenses.    Consolidated product development expenses increased by $12.6 million, or 31%, to $52.6 million for the year ended December 31, 2006, compared to $40.0 million for the year ended December 31, 2005. The increase was attributable to increases in expenses in the Communications segment and, to a lesser extent, increases in expenses in the Classmates Media segment, as well as a $1.6 million increase in depreciation. Product development expenses related to our Classmates Media segment and our Communications segment constituted 21.9% and 78.1%, respectively, of total segment product development expenses for the year ended December 31, 2006, compared to 15.2% and 84.8%, respectively, for the year ended December 31, 2005.

        Classmates Media Product Development Expenses.    Classmates Media product development expenses increased by $4.9 million, or 87%, to $10.5 million, or 7.5% of Classmates Media revenues, for the year ended December 31, 2006, compared to $5.6 million, or 6.6% of Classmates Media revenues, for the year ended December 31, 2005. The increase was due to $1.7 million of costs associated with our loyalty marketing service, a $2.5 million increase in personnel-related expenses due to increased headcount related to our social networking services and a $0.5 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the quarter ended March 31, 2006.

        Communications Product Development Expenses.    Communications product development expenses increased by $6.1 million, or 20%, to $37.4 million, or 9.8% of Communications revenues, for the year ended December 31, 2006, compared to $31.3 million, or 7.1% of Communications revenues, for the year ended December 31, 2005. The increase was the result of a $3.8 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the quarter ended March 31, 2006, a $1.6 million increase in personnel-related expenses and a $0.8 million increase in overhead-related costs. Capitalized compensation costs were $7.3 million and $4.0 million in the years ended December 31, 2006 and 2005, respectively. The increase in capitalized compensation costs was due to projects associated with an upgrade to our customer billing system, projects adding new features and functionality to our VoIP products and the preparation of our software for the anticipated release of Microsoft's newest operating system. The increase was partially offset by capitalized compensation costs in 2005 related to the development of our VoIP services.

General and Administrative

        Consolidated General and Administrative Expenses.    Consolidated general and administrative expenses increased by $10.8 million, or 19%, to $67.5 million for the year ended December 31, 2006, compared to $56.7 million for the year ended December 31, 2005. The increase was due to increases in the Classmates Media and Communications segments and a $3.3 million increase in depreciation. General and administrative expenses related to our Classmates Media segment and our Communications segment constituted 35.1% and 64.9%, respectively, of total segment general and administrative expenses for the year ended December 31, 2006, compared to 28.5% and 71.5%, respectively, for the year ended December 31, 2005.

        Classmates Media General and Administrative Expenses.    Classmates Media general and administrative expenses increased by $6.2 million, or 41%, to $21.3 million, or 15.3% of Classmates Media revenues, for the year ended December 31, 2006, compared to $15.2 million, or 17.9% of Classmates Media revenues, for the year ended December 31, 2005. The increase was primarily due to $4.8 million of compensation costs, professional fees, facilities costs, and other overhead-related costs associated with our loyalty marketing service which we acquired in April 2006, a $1.3 million increase in professional fees, facilities costs and other overhead-related costs associated with our social networking services, and a $0.9 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the quarter ended March 31, 2006. These increases were partially offset by a $0.9 million decrease in compensation costs associated with our social networking services.

        Communications General and Administrative Expenses.    Communications general and administrative expenses increased by $1.3 million, or 3%, to $39.4 million, or 10.3% of Communications revenues, for the year ended December 31, 2006, compared to $38.1 million, or 8.7% of Communications revenues, for the year ended December 31, 2005. The increase was due to a $1.1 million increase in compensation costs and a $0.9 million increase in stock-based compensation in connection with the adoption of SFAS No. 123R in the quarter ended March 31, 2006. These increases were partially offset by a $0.6 million decrease in professional fees.

Amortization of Intangible Assets

        Consolidated amortization of intangible assets decreased by $4.2 million, or 19%, to $17.6 million for the year ended December 31, 2006, compared to $21.8 million for the year ended December 31, 2005. The decrease was primarily attributable to the accelerated amortization in 2005 of intangible assets associated with our acquisition of Classmates in November 2004, partially offset by increased amortization related to intangible assets acquired in connection with our acquisitions of The Names Database in March 2006 and MyPoints in April 2006.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

        Under SFAS No. 142, goodwill and other indefinite-lived intangible assets must be tested for impairment annually or when events and circumstances change that would more likely than not indicate that goodwill might be permanently impaired. In the December 2006 quarter, we tested goodwill for impairment and recorded a goodwill impairment charge of $5.7 million and an intangible assets impairment charge of $3.0 million related to our photo sharing service within the Communications segment. The $3.0 million intangible assets impairment charge was comprised of $2.9 million of acquired software technology and $0.1 million of acquired pay accounts, proprietary rights and domain names. We determined the amount of the charge based on an estimate of the fair value of the photo sharing assets, using the income approach, discounted cash flow method. We had no indefinite-lived intangible assets at December 31, 2006.

        Under SFAS No. 144, long-lived assets, other than indefinite-lived intangible assets, must be tested for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the December 2006 quarter, we recognized asset impairment charges of $4.5 million attributable to certain assets of our VoIP services within the Communications segment. As a result of slower than expected growth of the VoIP market in the United States, current period operating losses and projected continuing operating losses, we evaluated the recoverability of certain assets and wrote off $4.3 million of capitalized software and $0.2 million of prepaid marketing and domain names. We were required to reduce the carrying value of the assets to fair value and recognized asset impairment charges because the carrying value of the affected assets exceeded the future undiscounted cash flows associated with these assets. See Note 6—"Impairment of Goodwill, Intangible Assets and Long-Lived Assets" of the Consolidated Financial Statements.

        We determined that our goodwill was not impaired based on our annual test during the year ended December 31, 2005. In addition, we had no indefinite-lived intangible assets at December 31, 2005.

Interest and Other Income, Net

        Interest and other income, net, decreased by $0.8 million, or 12%, to $6.1 million for the year ended December 31, 2006, compared to $6.9 million for the year ended December 31, 2005 as a result of lower average balances on our cash and cash equivalents and short-term investments, partially offset by higher yields in our short-term investments portfolio. Net realized gains on our short-term investments were not significant for the years ended December 31, 2006 and 2005.

Interest Expense

        Interest expense decreased by $3.5 million, or 58%, to $2.6 million for the year ended December 31, 2006, compared to $6.1 million for the year ended December 31, 2005. The decrease was primarily the result of decreases in interest expense and amortized deferred financing costs related to the term loan. In January 2006, we expensed the remaining $1.5 million in deferred financing costs upon the repayment of the $54.2 million balance of the term loan. The decrease was partially offset by a $0.5 million increase in imputed interest on the acquired member redemption liability of MyPoints.

Provision for Income Taxes

        For the year ended December 31, 2006, we recorded a tax provision of $36.3 million on pre-tax income of $77.5 million, resulting in an effective tax rate of 46.8%. The effective tax rate differs from the statutory federal income tax rate primarily due to (1) state income taxes, net of federal benefit; (2) compensation, including stock-based compensation, that is limited under Section 162(m) of the Code; (3) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization; (4) the re-measurement of deferred tax assets in New York; and (5) employee stock purchase plan compensation, the benefit of which is not recognized under SFAS No. 123R but which is recognized upon a disqualified disposition. This increase was completely offset by the benefit of federal tax exempt interest income.

        For the year ended December 31, 2005, we recorded a tax provision of $40.2 million on pre-tax income of $87.4 million, resulting in an effective tax rate of 46.1%. The effective tax rate differs from the statutory federal income tax rate primarily due to (1) state income taxes, net of federal benefit; (2) compensation, including stock-based compensation, that is limited under Section 162(m) of the Code; (3) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization; and (4) the re-measurement of deferred tax assets, including a change in New York state tax law.

Cumulative Effect of Accounting Change, Net of Tax

        In the year ended December 31, 2006, we recorded a $1.1 million pre-tax benefit ($1.0 million, net of tax) as the cumulative effect of accounting change upon the adoption of SFAS No. 123R to recognize the effect of estimating the number of equity awards granted prior to January 1, 2006 that are not ultimately expected to vest.

Liquidity and Capital Resources

        Our total cash, cash equivalent and short-term investments balances increased by $55.9 million, or 34%, to $218.3 million at December 31, 2007, compared to $162.4 million at December 31, 2006. Our summary cash flows for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$127,225	$101,470	$137,047
Net cash provided by (used for) investing activities	$48,526	$(89,837)	$(3,389)
Net cash used for financing activities	$(45,561)	$(92,725)	$(89,643)

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

        Net cash provided by operating activities increased by $25.8 million, or 25%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. Cash provided by operating activities is driven by our net income adjusted for non-cash items, including, but not limited to, depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, deferred taxes, tax benefits from equity awards and changes in operating assets and liabilities. The increase from 2006 was primarily due to favorable net operating assets and liabilities changes of $18.4 million and a $15.5 million increase in net income, partially offset by a $7.1 million decrease in non-cash items.

        Net cash provided by investing activities was $48.5 million for the year ended December 31, 2007, compared to net cash used for investing activities of $89.8 million for the year ended December 31, 2006. The increase was primarily the result of the following:

  •
  a $73.1 million increase in net proceeds from sales and maturities of short-term investments; and

  •
  a $61.2 million decrease in cash paid for acquisitions. We acquired MyPoints in April 2006 for $49.5 million, net of cash acquired; we acquired The Names Database in March 2006 for $9.5 million, net of cash acquired; and we paid the remaining $1.5 million due in connection with the acquisition of our photo sharing business in March 2006.

        We have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we will need to make further significant investments in the future. Capital expenditures for the year ended December 31, 2007 were $25.5 million. We anticipate that our total capital expenditures for 2008 will be in the range of $18 million to $23 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities decreased by $47.2 million, or 51%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. In January 2006, we paid, in full, the outstanding balance on our term loan of $54.2 million. The decrease in net cash used for financing activities was partially offset by a $3.6 million increase in the payment of dividends and a $2.9 million increase in repurchases of common stock in connection with shares withheld upon vesting of restricted stock units to pay applicable employee withholding taxes.

        In February, April, July, and October 2007, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The dividends were paid on February 28, 2007, May 31, 2007, August 31, 2007, and November 30, 2007 and totaled $13.7 million, $14.4 million, $14.4 million, and $14.6 million, respectively.

        In January 2008, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend was February 14, 2008 and the dividend will be paid on February 29, 2008. The payment of future dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial performance and other factors. The payment of dividends will negatively impact cash flows from financing activities.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. Our Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2008. From August 2001 through December 31, 2007, we had repurchased a total of $139.2 million of our common stock under the program. We did not repurchase any shares of our common stock under the program in 2007, and at December 31, 2007, the remaining amount available under the program was $60.8 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units we award to employees. Upon vesting, we currently do not collect the applicable employee withholding taxes for restricted stock units from employees. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the program. Similar to repurchases of common stock under the program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the years ended December 31, 2007 and 2006 were $5.6 million and $2.7 million, respectively, for which we withheld 390,000 shares and 215,000 shares of common stock, respectively, that were underlying the restricted stock units. The amount we pay in future quarters will vary based on our stock price and the number of restricted stock units vesting during the quarter.

        On August 8, 2007, Classmates and MyPoints declared a dividend to us, which was evidenced by unsecured notes payable in the aggregate principal amount of $50.0 million (the "Notes"). The Notes bear interest at an annual rate of 9.625%, payable quarterly in arrears. No principal is due on the Notes until maturity on August 31, 2013, but the Notes may be repaid in whole or in part at any time prior to maturity without penalty. Historically, our net cash provided by operating activities has been positively impacted by our Classmates and MyPoints businesses which have been transferred to CMC. We attempted to effect an IPO of CMC in the fourth quarter of 2007. However, we withdrew CMC's Form S-1 registration statement previously filed with the SEC for the proposed IPO in December 2007 due to then-current market conditions. It remains our strategy to complete an IPO of CMC. If such an IPO occurs, the Notes may be repaid in whole or in part from the proceeds from the offering, although there can be no assurance that the IPO will occur or that the Notes will be repaid. If the IPO were to occur, it is likely that the net cash provided by operating, investing and financing activities associated with CMC will remain with CMC and will not be available for our use. As such, cash flows available to us may significantly decrease if an IPO of CMC is consummated.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the near term. We intend to use our existing cash balances and future cash generated from operations to fund, among other things, dividend payments, if declared by our Board of Directors; to develop and acquire other services, businesses or technologies; to repurchase shares of our common stock if we believe market conditions to be favorable and it to be in our strategic interests; to repurchase our common stock underlying restricted stock units and pay the employee withholding taxes due on vested restricted stock units; and to fund future capital expenditures. We currently anticipate that our future cash flows from operations and existing cash, cash equivalent and short-term investments balances will be sufficient to fund our operations over the next year, and in the near term we do not anticipate the need for additional financing to fund our operations. However, we may raise debt or equity capital for a variety of reasons including, without limitation, developing new or enhancing existing services or products, repurchasing our common stock, acquiring other services, businesses or technologies or funding significant capital expenditures. If we need to raise capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could have a material adverse effect on our business, financial position, results of operations, and cash flows, and could impair our ability to pay future dividends, if declared by our Board of Directors. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

        Net cash provided by operating activities decreased by $35.6 million, or 26%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Cash provided by operating activities is driven by our net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, deferred taxes, tax benefits from equity awards, and changes in operating assets and liabilities. The year-over-year decrease was primarily the result of the following:

  •
  a $2.3 million increase in other items including a $1.0 million increase in cash paid for legal settlements and a $0.9 million increase in net amortization on short-term investments; and

  •
  a $37.7 million unfavorable operating assets and liabilities change, including a $28.9 million decrease in accounts payable and accrued liabilities, a $6.2 million decrease in deferred revenue primarily due to decreases in Internet access pay accounts, a $2.3 million decrease in other liabilities, a $1.6 million increase in accounts receivable, and a $1.0 million increase in other assets. The unfavorable operating assets and liabilities change was partially offset by an increase of $2.3 million in the member redemption liability related to our loyalty marketing service, which we acquired in April 2006.

        The negative impact on working capital from the change in accounts payable and accrued liabilities balances was due to a $9.1 million year-over-year reduction in the change in income taxes payable; a $9.0 million year-over-year reduction in the change in accrued employee bonuses due to the timing of bonus payments, including the payment of bonuses associated with the MyPoints acquisition; a $5.2 million year-over-year reduction in the change in sales and marketing accruals primarily due to a reduction in media and other advertising costs associated with our Communications segment; and a net year-over-year reduction in other payables and accrued liabilities primarily due to the timing of payments to vendors.

        Net cash used for investing activities increased by $86.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was primarily the result of the following:

  •
  a $52.5 million increase in cash paid for acquisitions. We acquired MyPoints in April 2006 for $49.5 million, net of cash acquired; we acquired The Names Database in March 2006 for $9.5 million, net of cash acquired; and we paid the remaining $1.5 million due in connection with the acquisition of our photo sharing service in March 2006 compared to the initial payment of $8.6 million in March 2005;

  •
  a $31.6 million net decrease in proceeds from maturities and sales of short-term investments;

  •
  a $4.8 million escrow deposit for the settlement of a pre-acquisition liability related to our Juno Online Services, Inc. subsidiary in the September 2006 quarter; and

  •
  a $2.7 million increase in purchases of property and equipment.

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

        Net cash used for financing activities increased by $3.1 million, or 3%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was primarily the result of the following:

  •
  a $15.4 million increase in dividend payments; and

  •
  an $8.4 million increase in payments on our term loan. In January 2006, we paid, in full, the outstanding balance of the term loan of $54.2 million.

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

        In 2006, our Board of Directors declared quarterly cash dividends of $0.20 per share of common stock for a total of $53.5 million.

Contractual Obligations

        Contractual obligations at December 31, 2007 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Capital leases(1)	$14	$14	$—	$—	$—
Operating leases(2)	47,832	12,087	18,559	9,428	7,758
Telecommunications purchases	8,835	6,824	2,011	—	—
Media purchases	3,463	3,296	167	—	—
Member redemption liability, long-term	5,061	—	5,061	—	—

Total	$65,205	$22,221	$25,798	$9,428	$7,758

(1)
Includes $1,000 of imputed interest.

(2)
The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $2.6 million. We remain secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. We do not believe that material payments will be required as a result of our secondary responsibilities.

        At December 31, 2007, we had gross unrealized tax benefits of approximately $10.3 million, all of which, if recognized, would have an impact on our effective tax rate.

        Commitments under standby letters of credit at December 31, 2007 are scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Standby letters of credit	$2,098	$331	$1,387	$300	$80

        Standby letters of credit are maintained pursuant to certain of our lease arrangements. The standby letters of credit remain in effect at declining levels through the terms of the related leases.

Other Commitments

        In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain of our officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Off-Balance Sheet Arrangements

        At December 31, 2007, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 was effective for us on January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations and cash flows.

Fair Value Option

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for us on January 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position, results of operations and cash flows.

Business Combinations

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R).

Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 160.

Inflation

        Inflation did not have a material impact during the years ended December 31, 2007, 2006 and 2005, and we do not currently anticipate that inflation will have a material impact on our results of operations for fiscal year 2008.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

        We have interest rate risk as well as market rate risk primarily related to our short-term investments portfolio. As a result, we are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates.

        We maintain a short-term investments portfolio consisting, at times, of U.S. commercial paper, U.S. corporate notes, U.S. Government or U.S. Government agencies obligations, and municipal securities, including auction rate securities. We have not used derivative financial instruments in our short-term investments portfolio. Our primary objective in managing our short-term investments is the preservation of principal and liquidity while maximizing yield without significantly increasing risk. The minimum long-term credit rating is A, and if a long-term credit rating is not available, we require a minimum short-term credit rating of A1 and P1. Furthermore, by policy, we limit the amount of credit exposure to any one issuer. Our short-term investments, at times in both fixed-rate and variable-rate interest-earning instruments, carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while variable-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal by selling securities which have declined in market value due to changes in interest rates.

        Our short-term investments at December 31, 2007 consisted solely of municipal securities. As a result of the recent adverse conditions in the U.S. credit markets, we liquidated, without any losses in principal, our investments in auction rate securities and did not hold any auction rate securities in our portfolio as of December 31, 2007. We classify all of our short-term investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. As of December 31, 2007, unrealized gains in our short-term investments aggregated $254,000. We did not have any unrealized losses in our short-term investments at December 31, 2007.

        During the year ended December 31, 2007, our short-term investments portfolio yielded an annual effective interest rate of 3.86% and an annual taxable equivalent yield of 5.80%. If interest rates were to decrease 100 basis points throughout the year, the result would be an annual decrease in our interest income related to our short-term investments and cash and cash equivalents of approximately $1.5 million.

Foreign Currency Risk

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Indian Rupee (INR) and the Euro, which may result in a gain or loss of earnings to us. The volatilities of the INR and the Euro (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. dollar. When the functional currencies of our foreign operations are denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact our operating results. Foreign currency transaction gains or losses arising from transactions in our foreign operations denominated in currencies other than the local functional currency are included in operating expenses. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and expenses. The effect of foreign currency exchange rate fluctuations for the year ended December 31, 2007 was not material to our consolidated results of operations. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, including currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks, if it is determined that such hedging activities are appropriate to reduce risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For our Consolidated Financial Statements and Schedule II, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2007, the Company's internal control over financial reporting was effective.

        The Company's internal control over financial reporting at December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is hereby incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is hereby incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is hereby incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is hereby incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report:

  1.
  Consolidated Financial Statements:

  2.
  Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	F-48

        All other schedules have been omitted because the information required to be set forth therein is not applicable, not required or is shown in the consolidated financial statements or notes related thereto.

  3.
  Exhibits:

Incorporated by Reference to
No.		Filed with this Form 10-K
	Exhibit Description		Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1
	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004

10.2	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2007 Management Bonus Plan		10-Q	000-33367	5/4/2007
10.11	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	5/4/2007
10.12	First Amendment to Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.13	Employment Agreement between Classmates Media Corporation and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.14	Employment Agreement between the Registrant and Jeremy E. Helfand		10-Q	000-33367	10/30/2007
10.15	Amended and Restated Employment Agreement between the Registrant and Paul E. Jordan		10-Q	000-33367	10/30/2007
10.16	Employment Agreement between Classmates Media Corporation and Steven B. McArthur	X		000-33367	2/20/2008
10.17	Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	10/30/2007
10.18	Employment Agreement between the Registrant and Scott H. Ray		10-Q	000-33367	10/30/2007
10.19	Employment Agreement between the Registrant and Gerald J. Popek		10-Q	000-33367	10/30/2007
10.20	Employment Agreement between the Registrant and Robert J. Taragan		10-Q	000-33367	10/30/2007
10.21	Employment Agreement between the Registrant and Matthew J. Wisk		10-Q	000-33367	10/30/2007

10.22	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
21.1	List of Subsidiaries	X		000-33367	2/20/2008
23.1	Consent of Independent Registered Public Accounting Firm	X		000-33367	2/20/2008
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/20/2008
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/20/2008
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/20/2008
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/20/2008
  (b)
  Exhibits

        The exhibits filed as part of this report are listed in Item 15(a)(3) of this Annual Report on Form 10-K.

  (c)
  Financial Statement Schedules

        The financial statement schedules required by Regulation S-X and Item 8 of this Annual Report on Form 10-K are listed in Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2008.

UNITED ONLINE, INC.
By:	/s/ MARK R. GOLDSTON Mark R. Goldston Chairman, President and Chief Executive Officer

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Mark R. Goldston and Scott H. Ray, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ MARK R. GOLDSTON Mark R. Goldston	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer and Director)	February 20, 2008
/s/ SCOTT H. RAY Scott H. Ray	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2008
/s/ NEIL P. EDWARDS Neil P. Edwards	Senior Vice President, Finance, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2008
/s/ JAMES T. ARMSTRONG James T. Armstrong	Director	February 20, 2008
/s/ ROBERT BERGLASS Robert Berglass	Director	February 20, 2008

/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	February 20, 2008
/s/ DENNIS HOLT Dennis Holt	Director	February 20, 2008
/s/ CAROL A. SCOTT Carol A. Scott	Director	February 20, 2008

EXHIBIT INDEX

Incorporated by Reference to
No.		Filed with this Form 10-K
	Exhibit Description		Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1
	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2007 Management Bonus Plan		10-Q	000-33367	5/4/2007
10.11	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	5/4/2007

10.12	First Amendment to Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.13	Employment Agreement between Classmates Media Corporation and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.14	Employment Agreement between the Registrant and Jeremy E. Helfand		10-Q	000-33367	10/30/2007
10.15	Amended and Restated Employment Agreement between the Registrant and Paul E. Jordan		10-Q	000-33367	10/30/2007
10.16	Employment Agreement between Classmates Media Corporation and Steven B. McArthur	X		000-33367	2/20/2008
10.17	Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	10/30/2007
10.18	Employment Agreement between the Registrant and Scott H. Ray		10-Q	000-33367	10/30/2007
10.19	Employment Agreement between the Registrant and Gerald J. Popek		10-Q	000-33367	10/30/2007
10.20	Employment Agreement between the Registrant and Robert J. Taragan		10-Q	000-33367	10/30/2007
10.21	Employment Agreement between the Registrant and Matthew J. Wisk		10-Q	000-33367	10/30/2007
10.22	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
21.1	List of Subsidiaries	X		000-33367	2/20/2008
23.1	Consent of Independent Registered Public Accounting Firm	X		000-33367	2/20/2008
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/20/2008
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/20/2008
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/20/2008
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/20/2008

UNITED ONLINE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of United Online, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of United Online, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
February 18, 2008

UNITED ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$149,507	$19,252
Short-term investments	68,800	143,110
Accounts receivable, net of allowance for doubtful accounts of $2,378 and $1,324 at December 31, 2007 and 2006, respectively	28,765	32,226
Deferred tax assets, net	7,050	11,705
Other current assets	19,992	13,426

Total current assets	274,114	219,719
Property and equipment, net	39,570	34,296
Deferred tax assets, net	57,559	59,655
Goodwill	132,352	133,018
Intangible assets, net	40,915	53,653
Other assets	7,883	2,678

Total assets	$552,393	$503,019

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$38,095	$36,550
Accrued liabilities	30,586	39,547
Member redemption liability	19,499	15,835
Deferred revenue	63,086	53,121
Capital leases	13	17

Total current liabilities	151,279	145,070
Member redemption liability	5,061	4,154
Deferred revenue	4,691	3,227
Capital leases	—	13
Other liabilities	10,734	3,589

Total liabilities	171,765	156,053

Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 68,019 and 65,805 shares issued and outstanding at December 31, 2007 and 2006, respectively	7	7
Additional paid-in capital	414,841	439,383
Accumulated other comprehensive income (loss)	182	(245)
Accumulated deficit	(34,402)	(92,179)

Total stockholders' equity	380,628	346,966

Total liabilities and stockholders' equity	$552,393	$503,019

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues	$513,503	$522,654	$525,061
Operating expenses:
Cost of revenues (including stock-based compensation, see Note 5)	117,203	119,990	110,672
Sales and marketing (including stock-based compensation, see Note 5)	163,424	176,980	209,292
Product development (including stock-based compensation, see Note 5)	51,044	52,602	40,009
General and administrative (including stock-based compensation, see Note 5)	73,312	67,511	56,729
Amortization of intangible assets	12,800	17,640	21,799
Restructuring charges	3,419	627	—
Impairment of goodwill, intangible assets and long-lived assets	—	13,285	—

Total operating expenses	421,202	448,635	438,501

Operating income	92,301	74,019	86,560
Interest and other income, net	7,555	6,076	6,885
Interest expense	(1,164)	(2,571)	(6,073)

Income before income taxes	98,692	77,524	87,372
Provision for income taxes	40,915	36,293	40,245

Income before cumulative effect of accounting change	57,777	41,231	47,127
Cumulative effect of accounting change, net of tax (see Note 1)	—	1,041	—

Net income	$57,777	$42,272	$47,127

Basic net income per share:
Income before cumulative effect of accounting change	$0.87	$0.64	$0.77
Cumulative effect of accounting change, net of tax	—	0.02	—

Basic net income per share	$0.87	$0.66	$0.77

Diluted net income per share:
Income before cumulative effect of accounting change	$0.83	$0.62	$0.74
Cumulative effect of accounting change, net of tax	—	0.02	—

Diluted net income per share	$0.83	$0.64	$0.74

Shares used to calculate basic net income per share	66,768	64,001	61,135

Shares used to calculate diluted net income per share	69,287	66,269	63,815

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Net income	$57,777	$42,272	$47,127
Change in unrealized gain (loss) on short-term investments, net of tax of $184, $120 and $(193) for the years ended December 31, 2007, 2006 and 2005	285	172	(282)
Change in unrealized gain (loss) on derivative, net of tax of $0, $(60) and $60 for the years ended December 31, 2007, 2006 and 2005	—	(83)	83
Foreign currency translation	142	(7)	(119)

Comprehensive income	$58,204	$42,354	$46,809

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock
			Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2005	61,074	$6	$491,757	$(8,477)	$(9)	$(181,578)	$301,699
Issuance of common stock through employee stock purchase plan	426	—	3,169	—	—	—	3,169
Exercises of stock options	2,374	—	5,874	—	—	—	5,874
Repurchases of common stock	(1,268)	—	(14,206)	—	—	—	(14,206)
Issuance of restricted stock units	—	—	18,033	(18,033)	—	—	—
Cancellation of restricted stock units	—	—	(340)	340	—	—	—
Cancellation of options assumed in connection with acquisition	—	—	(668)	668	—	—	—
Dividends paid on shares outstanding and restricted stock units	—	—	(38,067)	—	—	—	(38,067)
Stock-based compensation	—	—	8	9,944	—	—	9,952
Unrealized loss on short-term investments, net of tax	—	—	—	—	(282)	—	(282)
Unrealized gain on derivative, net of tax	—	—	—	—	83	—	83
Foreign currency translation	—	—	—	—	(119)	—	(119)
Tax benefits from equity awards	—	—	7,185	—	—	—	7,185
Net income	—	—	—	—	—	47,127	47,127

Balance at December 31, 2005	62,606	6	472,745	(15,558)	(327)	(134,451)	322,415
Cumulative effect of accounting change, net of tax	—	—	(1,041)	—	—	—	(1,041)

Balance at January 1, 2006	62,606	6	471,704	(15,558)	(327)	(134,451)	321,374
Reversal of deferred stock-based compensation	—	—	(15,558)	15,558	—	—	—
Exercises of stock options	2,163	1	9,451	—	—	—	9,452
Issuance of common stock through employee stock purchase plan	623	—	5,004	—	—	—	5,004
Vesting of restricted stock units	413	—	—	—	—	—	—
Repurchases of common stock	—	—	(2,684)	—	—	—	(2,684)
Dividends paid on shares outstanding and restricted stock units	—	—	(53,483)	—	—	—	(53,483)
Stock-based compensation	—	—	19,168	—	—	—	19,168
Unrealized gain on short-term investments, net of tax	—	—	—	—	172	—	172
Unrealized loss on derivative, net of tax	—	—	—	—	(83)	—	(83)
Foreign currency translation	—	—	—	—	(7)	—	(7)
Tax benefits from equity awards	—	—	5,781	—	—	—	5,781
Net income	—	—	—	—	—	42,272	42,272

Balance at December 31, 2006	65,805	7	439,383	—	(245)	(92,179)	346,966
Exercises of stock options	1,068	—	8,605	—	—	—	8,605
Issuance of common stock through employee stock purchase plan	583	—	5,413	—	—	—	5,413
Vesting of restricted stock units	688	—	—	—	—	—	—
Repurchases of common stock	—	—	(5,601)	—	—	—	(5,601)
Repurchase of forfeited restricted stock	(125)	—	—	—	—	—	—
Dividends paid on shares outstanding and restricted stock units	—	—	(57,130)	—	—	—	(57,130)
Stock-based compensation	—	—	19,549	—	—	—	19,549
Unrealized gain on short-term investments, net of tax	—	—	—	—	285	—	285
Foreign currency translation	—	—	—	—	142	—	142
Tax benefits from equity awards	—	—	4,622	—	—	—	4,622
Net income	—	—	—	—	—	57,777	57,777

Balance at December 31, 2007	68,019	$7	$414,841	$—	$182	$(34,402)	$380,628

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$57,777	$42,272	$47,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,950	38,930	37,280
Stock-based compensation	19,549	19,168	9,952
Provision for (benefit from) doubtful accounts receivable	1,323	(81)	633
Impairment of goodwill, intangible assets and long-lived assets	—	13,285	—
Deferred taxes	7,248	(3,609)	1,577
Tax benefits from equity awards	4,622	5,781	15,170
Excess tax benefits from equity awards	(3,168)	(3,863)	—
Cumulative effect of accounting change, net of tax	—	(1,041)	—
Other	929	3,023	748
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	2,138	(3,215)	(2,302)
Other assets	(9,018)	844	1,806
Accounts payable and accrued liabilities	(9,025)	(11,211)	17,677
Member redemption liability	4,572	2,315	—
Deferred revenue	11,430	(999)	5,181
Other liabilities	5,898	(129)	2,198

Net cash provided by operating activities	127,225	101,470	137,047

Cash flows from investing activities:
Purchases of property and equipment	(25,509)	(24,329)	(21,653)
Purchases of rights, patents and trademarks	—	(509)	(5,562)
Purchases of short-term investments	(228,920)	(324,328)	(320,869)
Proceeds from maturities of short-term investments	72,890	115,581	177,595
Proceeds from sales of short-term investments	229,994	209,599	175,738
Cash paid for acquisitions, net of cash acquired	—	(61,155)	(8,638)
Payment for settlement of pre-acquisition liability	—	(4,800)	—
Proceeds from sales of assets, net	71	104	—

Net cash provided by (used for) investing activities	48,526	(89,837)	(3,389)

Cash flows from financing activities:
Payments on term loan	—	(54,209)	(45,792)
Payments on capital leases	(16)	(668)	(621)
Proceeds from exercises of stock options	8,605	9,452	5,874
Proceeds from employee stock purchase plan	5,413	5,004	3,169
Repurchases of common stock	(5,601)	(2,684)	(14,206)
Payments for dividends	(57,130)	(53,483)	(38,067)
Excess tax benefits from equity awards	3,168	3,863	—

Net cash used for financing activities	(45,561)	(92,725)	(89,643)

Effect of exchange rate changes on cash and cash equivalents	65	(53)	(130)
Change in cash and cash equivalents	130,255	(81,145)	43,885
Cash and cash equivalents, beginning of period	19,252	100,397	56,512

Cash and cash equivalents, end of period	$149,507	$19,252	$100,397

Supplemental disclosure of cash flows:
Cash paid for interest	$2	$862	$4,245
Cash paid for income taxes	$34,855	$34,352	$13,970
Supplemental disclosure of non-cash investing and financing activities:
Reduction in goodwill in connection with a release of a portion of the deferred tax valuation allowance	$375	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. ("United Online" or the "Company") is a leading provider of consumer Internet and media services through a number of brands, including Classmates, MyPoints, NetZero, and Juno. The Company's Classmates Media services are online social networking and online loyalty marketing. The Company's primary Communications services are Internet access and email. On a combined basis, the Company's Web properties attract a significant number of Internet users each month and the Company offers a broad array of Internet marketing products and services for advertisers.

        United Online is a Delaware corporation that commenced operations in 2001 following the merger of Internet access providers NetZero, Inc. and Juno Online Services, Inc. (the "Merger"). In April 2004, the Company acquired the Web hosting and domain name registration business of About Web Services, Inc., and in November 2004, the Company acquired Classmates Online, Inc. ("Classmates"), a leading provider of online social networking services. In March 2006, the Company acquired The Names Database, a global social networking service. In April 2006, the Company acquired MyPoints.com, Inc. ("MyPoints"), a leading provider of online loyalty marketing services. The Company's corporate headquarters are located in Woodland Hills, California, and the Company also maintains offices in New York, New York; Fort Lee, New Jersey; Renton, Washington; San Francisco, California; Schaumburg, Illinois; Orem, Utah; Erlangen, Germany; Berlin, Germany; and Hyderabad, India.

        The Company believes that its existing cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures, dividend payments, and other obligations through at least the next twelve months. However, additional capital may be needed in order to fund the Company's operations, expand marketing activities, develop new or enhance existing services or products, respond to competitive pressures or acquire services, businesses or technologies.

Basis of Presentation

        The accompanying consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 include United Online and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions.

        The most significant areas that require management judgment and which are susceptible to possible change in the near term include the Company's revenue recognition, goodwill, intangible assets and other long-lived assets, member redemption liability, income taxes, and legal contingencies. The accounting policies for these areas are discussed elsewhere in these consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on the previously reported consolidated results of operations or stockholders' equity.

Accounting Policies

        Cash, Cash Equivalents and Short-Term Investments—The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which have a maturity date within ninety days from the date of purchase. The Company's short-term investments consist of available-for-sale securities with maturities exceeding ninety days from the date of purchase. Consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified these securities, all of which have readily determinable fair values and which are highly liquid, as short-term because the sale of such securities may be required prior to maturity to implement management's strategies.

        The Company's short-term investments at December 31, 2007 consisted of municipal securities, and at December 31, 2006, U.S. corporate notes, U.S. Government agencies, and municipal securities, including auction rate securities. Auction rate securities have long-term underlying maturities, typically 20 to 30 years, but have interest rates that are reset every 7, 28 or 35 days, at which time the securities can typically be purchased or sold, historically creating a highly liquid market. As a result of the recent adverse conditions in the U.S. credit markets, the Company liquidated, without any losses in principal, its investments in auction rate securities and did not hold any auction rate securities as of December 31, 2007. The primary objective of the Company's short-term investments portfolio is the preservation of principal and liquidity while maximizing yield without significantly increasing risk. The Company's investment policy requires a minimum long-term credit rating of A, and if a long-term credit rating is not available, the Company requires a minimum short-term credit rating of A1 and P1. Furthermore, by policy, the Company limits the amount of credit exposure to any one issuer. The Company's investments, at times in both fixed-rate and variable-rate interest-earning instruments, carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while variable-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, or it may suffer losses in principal by selling securities which have declined in market value due to changes in interest rates.

        The Company classifies all of its short-term investments as available-for-sale. Available-for-sale securities are carried at fair value, with changes in unrealized gains and losses, net of taxes, reported in the consolidated statements of comprehensive income. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in interest and other income, net, in the consolidated statements of operations. The cost basis of a security that has been sold and any amount reclassified out of accumulated other comprehensive income (loss) in the consolidated balance sheets into earnings is determined by the specific identification method.

        The Company classifies outstanding interest payments due on its short-term investments as interest receivable, the balance of which is reflected in other current assets in the consolidated balance sheets.

        The Company regularly assesses whether an other-than-temporary impairment loss on its short-term investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment charge and reported in the consolidated statements of operations. Factors considered by management in assessing

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether the Company has the ability to hold the investment to maturity. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. During the years ended December 31, 2007, 2006 and 2005, the Company did not record any such impairment charges.

        Restricted Cash—Restricted cash, which is included in other current assets and other assets in the consolidated balance sheets, consists of certificates of deposit and, in general, collateralizes the Company's obligations related to standby letters of credit pursuant to certain of the Company's lease arrangements, and amounts held in escrow related to certain of the Company's merchant services agreements.

        Concentrations of Credit and Business Risk—Financial instruments that potentially subject the Company to a concentration of credit risk primarily consist of cash and cash equivalents, short-term investments and accounts receivable. The Company's accounts receivable are derived primarily from revenue earned from advertising customers located in the United States and pay accounts. The Company extends credit based upon an evaluation of the customer's financial condition and, generally, collateral is not required. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable, and, to date, such losses have been within management's expectations.

        The Company evaluates specific accounts receivable where information exists that the customer may have an inability to meet its financial obligations. In these cases, based on the best available facts and circumstances, a specific allowance is recorded for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received that impacts the amount of the allowance. Also, an allowance is established for all customers based on the aging of the receivables. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), the estimates of the recoverability of amounts due to the Company are adjusted.

        At December 31, 2007, one customer comprised approximately 15% of the Company's consolidated accounts receivable balance. At December 31, 2006, one customer comprised approximately 13% of the Company's consolidated accounts receivable balance. For the years ended December 31, 2007, 2006 and 2005, the Company did not have any individual customers that comprised more than 10% of total revenues.

        At December 31, 2007 and 2006, the Company's cash and cash equivalents were maintained primarily with major financial institutions and brokerage firms in the United States. Deposits with these institutions and firms generally exceed the amount of insurance provided on such deposits.

        Intangible Assets and Other Long-Lived Assets—The Company accounts for identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of identifiable intangible assets and other long-lived assets. The Company evaluates the recoverability of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, for impairment when events occur or circumstances change that would indicate that

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, significant declines in the Company's stock price for a sustained period, shifts in technology, loss of key management or other personnel, significant negative industry or economic trends, and changes in the Company's operating model or strategy and competitive forces. In determining if an impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Definite-lived intangible assets are amortized on either a straight-line basis or an accelerated basis over their estimated useful lives, ranging from two to ten years. The Company's identifiable intangible assets were acquired primarily in connection with business combinations. The Company has no indefinite-lived intangible assets at December 31, 2007.

        Property and Equipment—Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to three years for computer software and equipment and three to seven years for furniture and fixtures. Leasehold improvements, which are included in furniture and fixtures, are amortized using the straight-line method over the shorter of the lease term or seven years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company's consolidated financial statements with the resulting gain or loss reflected in the Company's results of operations. Repairs and maintenance costs are expensed as incurred.

        Goodwill—Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets. SFAS No. 142 requires goodwill to be carried at cost, prohibits the amortization of goodwill and requires the Company to test goodwill for impairment at least annually at the reporting unit level. The Company performs an impairment test of its goodwill annually during the fourth quarter of its fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill might be permanently impaired. Events or circumstances which could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key management or other personnel, significant changes in the manner of the Company's use of the acquired assets or the strategy for the acquired business or the Company's overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.

        The testing for a potential impairment of goodwill involves a two-step process. The first step of the impairment test involves comparing the estimated fair values of each of the Company's reporting units with their respective net book values, including goodwill. If the estimated fair value exceeds net book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than net book value, including goodwill, then the carrying amount of the goodwill is compared with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        Business Combinations—All of the Company's acquisitions have been accounted for as purchase business combinations. Under the purchase method of accounting, the costs, including transaction costs, are allocated to the underlying net assets acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

        The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. Consequently, to the extent an indefinite-lived, definite-lived or a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period. Definite-lived identifiable intangible assets are amortized on either a straight-line basis or an accelerated basis. The Company determines the appropriate amortization method by performing an analysis of expected cash flows over the estimated useful lives of the assets and matches the amortization expense to the expected cash flows from those assets.

        Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. Two areas, in particular, that require significant judgment are estimating the fair value and related useful lives of identifiable intangible assets. To assist in this process, the Company may obtain appraisals from valuation specialists for certain intangible assets. While there are a number of different methods used in estimating the fair value of acquired intangible assets, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; terminal growth rate; subscriber churn; terminal value; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to market comparables. Most of the above assumptions are made based on available historical and market information.

        Member Redemption Liability—Member redemption liability for loyalty marketing points represents the estimated costs associated with MyPoints' obligation to redeem outstanding points accumulated by its loyalty marketing members as well as those points purchased by its advertisers for use in such advertisers' promotion campaigns as they have been earned by MyPoints' members, less an allowance for points expected to expire prior to redemption. The estimated cost of points is primarily presented in cost of revenues, except for the portion related to member acquisition activities, internal marketing surveys and other non-revenue generating activities which are presented in sales and marketing expenses. The member redemption liability is recognized when members earn points and is reduced when members redeem accumulated points upon reaching required redemption thresholds or when points are expired prior to redemption.

        MyPoints members may redeem points for third-party gift cards and other rewards. Members earn points when they respond to direct marketing offers delivered by MyPoints, purchase goods or services from advertisers, engage in certain promotional campaigns of advertisers or engage in other specified activities.

        The member redemption liability is estimated based upon the weighted-average cost and number of points that may be redeemed in the future. On a monthly basis, the weighted-average cost of points is calculated by taking the total cost of items fulfilled divided by total points redeemed. The discounts and points needed to redeem vary by merchant and award denomination. MyPoints purchases gift cards and other awards from merchants at a discount and sets redemption levels for its members. MyPoints

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

has the ability to adjust the number of points required to redeem awards to reflect changes in the cost of awards.

        On a monthly basis, MyPoints accounts for and reduces the gross points issued by an estimate of points that will never be redeemed by its members. This reduction is calculated based on an analysis of historical point-earning trends, redemption activities and individual member account activity, in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-22, Accounting for Points and Certain Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products and Services to be Delivered in the Future. MyPoints' historical analysis takes into consideration the total points in members' accounts that have been inactive for six months or longer, less an estimated reactivation rate, plus an estimate of future inactive points. Changes in, among other factors, the net number of points issued, redemption activities and members' activity levels could materially impact the member redemption liability.

        Points in active accounts do not expire. However, under the terms and conditions of membership in MyPoints' loyalty marketing program, MyPoints reserves the right to cancel or disable accounts and expire unredeemed points in accounts that are inactive for a period of twelve consecutive months. For purposes of the member redemption liability, "inactive" means a lack of any of the following: Web site visit; email response; survey completion; profile update; or any point-earning or point-redeeming transaction. The cancelling or disabling of inactive accounts would have no impact on the Company's consolidated financial statements, as the Company fully considers inactive accounts when establishing the member redemption liability, as discussed above.

        Revenue Recognition—The Company's revenues are comprised of billable services revenues, which are derived primarily from fees charged to pay accounts, and advertising revenues. The Company applies the provisions of SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission ("SEC"). SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, no significant Company obligations remain, and collectibility is reasonably assured. The Company also applies the provisions of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

        Billable services revenues are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. The Company's pay accounts generally pay in advance for their service by credit card, and revenue is then recognized ratably over the service period. Advance payments from pay accounts are recorded on the consolidated balance sheets as deferred revenue. The Company offers alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include ACH, payment by personal check or money order or through a local telephone company. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

        Advertising revenues consist primarily of amounts from Internet search partners that are generated as a result of users utilizing partner Internet search services, amounts generated from the display of third-party registration offers at the end of Classmates' pay account registration process, amounts generated from other display advertisements, and amounts generated from referring members to third-party Web sites or services. The Company recognizes advertising revenues in the period in which the

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        Advertising revenues for the Company's loyalty marketing service consist primarily of fees generated when emails are transmitted to members, when members respond to emails and when members complete online transactions. Each of these activities is a discrete, independent activity, which generally is specified in the sales agreement for each advertising customer. As the earning activities take place, activity measurement data (examples include the number of emails delivered and the number of responses received) is accumulated and the related revenue is recorded.

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

        Cost of Revenues—Cost of revenues includes telecommunications and data center costs; costs of providing rewards to members of our loyalty marketing service; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; email technical support and license fees; costs related to providing telephone technical support; customer billing and billing support to our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; and domain name registration fees. Historically, the costs that comprise the Company's Classmates Media cost of revenues have been relatively fixed. However, as a result of the Company's loyalty marketing service, which was acquired in April 2006, our cost of revenues has become more variable as the costs associated with this service tend to fluctuate with revenues. The majority of the costs that comprise the Company's Communications cost of revenues are variable. As such, the Company's Communications cost of revenues as a percentage of revenues is highly dependent on average monthly revenue per pay account ("ARPU"), average hourly telecommunications cost and usage, and average customer billing and billing support costs per pay account.

        Sales and Marketing—Sales and marketing expenses include expenses associated with promoting the Company's services and with generating advertising revenues. Expenses associated with promoting the Company's services include advertising and promotion expenses; fees paid to distribution partners, third-party advertising networks and co-registration partners to acquire new pay and free accounts; personnel and overhead-related expenses for marketing personnel; and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. The Company has expended significant amounts on sales and marketing, including branding and customer acquisition campaigns consisting of television, Internet, sponsorships, radio, print and outdoor advertising, and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expense for the years ended December 31, 2007, 2006 and 2005 was $99.5 million, $117.7 million, and $159.5 million, respectively. At December 31, 2007 and 2006, $1.3 million and $1.3 million, respectively, of prepaid advertising and promotion expense was included in other current assets in the consolidated balance sheets.

        Product Development Costs—Product development expenses include expenses for the maintenance of existing software and technology and the development of new or improved software and technology, including personnel-related expenses for the software engineering department and the costs associated with operating the Company's facility in India. Costs incurred by the Company to manage and monitor the Company's product development activities are generally expensed as incurred, except for certain costs relating to the acquisition and development of internal-use software that are capitalized and depreciated over their estimated useful lives, generally three years.

        Software Development Costs—The Company accounts for cost incurred to develop software for internal use in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, which requires such costs be capitalized and amortized over the estimated useful life of the software. We capitalize costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company capitalized costs associated with internal-use software of $8.4 million and $9.1 million in the years ended December 31, 2007 and 2006, respectively, which are being depreciated on a straight-line basis over each project's estimated useful life which is generally three years. Capitalized internal-use software is included within the computer software and equipment category within property and equipment, net, in the consolidated balance sheets.

        General and Administrative—General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources, facilities, and internal customer support personnel. In addition, general and administrative expenses include professional fees for legal, accounting and financial services; office relocation costs; non-income taxes; insurance; occupancy and other overhead-related costs; and expenses incurred and credits received as a result of certain legal settlements.

        Stock-Based Compensation—On January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, stock awards and employee stock purchases related to the Company's employee stock purchase plan based on the grant-date fair values of the awards. SFAS No. 123R supersedes the Company's previous accounting under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 relating to SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R (see Note 5).

        The Company adopted SFAS No. 123R using the modified prospective transition method, and the Company's consolidated financial statements at and for the years ended December 31, 2007 and 2006

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock-based compensation recognized under SFAS No. 123R for the years ended December 31, 2007 and 2006 was $19.5 million and $19.2 million, respectively, which was primarily related to restricted stock, stock options and the discount on purchases related to the Company's employee stock purchase plan. Stock-based compensation, recorded in accordance with APB Opinion No. 25, for the year ended December 31, 2005 was $10.0 million, which was primarily related to restricted stock.

        SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. Under SFAS No. 123, Accounting for Stock-Based Compensation, the Company used the Black-Scholes option-pricing model for valuation of share-based awards for its pro forma information. Upon adoption of SFAS No. 123R, the Company elected to continue to use the Black-Scholes option-pricing model for valuing share-based payment awards. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statements of operations. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based payment awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation related to stock options had been recognized in the Company's consolidated statements of operations, other than as related to acquisitions, because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

        SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. The forfeiture rate is based on historical rates. Stock-based compensation recognized in the Company's consolidated statements of operations for the years ended December 31, 2007 and 2006 includes (i) compensation expense for share-based payment awards granted prior to or on, but not yet vested at, December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation recognized in the consolidated statements of operations for the years ended December 31, 2007 and 2006 is based on equity awards ultimately expected to vest, it has been reduced for estimated forfeitures. For the periods prior to 2006, the Company accounted for forfeitures as they occurred. Accordingly, a pre-tax cumulative effect of accounting change adjustment totaling $1.1 million ($1.0 million, net of tax) was recorded in the March 2006 quarter to adjust for share-based payment awards granted prior to January 1, 2006 that are not ultimately expected to vest.

        Prior to the adoption of SFAS No. 123R, the Company recognized stock-based compensation for equity awards with graded vesting by treating each vesting tranche as a separate award and recognizing compensation expense ratably for each tranche. For equity awards granted subsequent to the adoption of SFAS No. 123R, the Company treats such awards as a single award and recognizes stock-based compensation on a straight-line basis (net of estimated forfeitures) over the employee service period.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based payment awards that were outstanding upon adoption of SFAS No. 123R. In the June 2006 quarter, the Company adopted the provisions of FSP No. SFAS 123(R)-3.

        As a result of the adoption SFAS No. 123R, the Company's income before income taxes and net income for the year ended December 31, 2006 were $7.0 million and $5.1 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. Basic net income per share and diluted net income per share for the year ended December 31, 2006 were $0.08 and $0.08 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

        The following table illustrates (in thousands, except per share amounts) the effect on net income and earnings per share in the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Year Ended December 31, 2005
Net income, as reported	$47,127
Add: Stock-based compensation included in net income, net of tax	8,264
Deduct: Stock-based compensation determined under fair value-based method for all equity awards, net of tax	(23,360)

Pro forma net income	$32,031

Basic net income per share, as reported	$0.77

Basic net income per share, pro forma	$0.52

Diluted net income per share, as reported	$0.74

Diluted net income per share, pro forma	$0.50

        Comprehensive Income—SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the Company, comprehensive income consists of its reported net income, changes in net unrealized gains or losses on short-term investments and derivatives, and foreign currency translation.

        Foreign Currency—The functional currency of the Company's international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

(loss) as a component of stockholders' equity in the consolidated balance sheets. Net gains and losses resulting from foreign exchange transactions were not significant during the periods presented.

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

        The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizability of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

        The Company applies the provisions of FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Under FIN 48, the Company recognizes, in its consolidated financial statements, the impact of tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions.

        Net Income Per Share—Basic net income per share is computed using the weighted-average number of common shares outstanding during the period, net of shares subject to repurchase rights, and excludes any dilutive effects of options or warrants, restricted stock, restricted stock units, and convertible securities, if any. Diluted net income per share is computed using the weighted-average number of common stock and common stock equivalent shares outstanding (including the effect of restricted stock) during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

        Legal Contingencies—The Company is currently involved in certain legal proceedings. The Company records liabilities related to pending litigation when an unfavorable outcome is probable and management can reasonably estimate the amount of loss. The Company does not record liabilities for pending litigation when there are uncertainties related to assessing either the amount or the probable outcome of the claims asserted in the litigation. As additional information becomes available, the Company continually assesses the potential liability related to such pending litigation.

        Segments—The Company complies with the reporting requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has modified its segment reporting structure during 2007 to establish Classmates Media as a separate reportable operating segment in the place of the former Content & Media segment that no longer will be reported. The new Classmates Media segment includes the Company's online social networking and online loyalty marketing operations, which had formerly been part of the Content & Media segment. Web hosting and photo sharing, which also had formerly been part of the Content & Media segment, have been moved to the Communications segment. In addition, the Company has eliminated its historical practice of separately reporting certain unallocated corporate expenses. Under the new reporting structure, corporate expenses are allocated to the operating segments. The new segment reporting structure is aligned with how management reviews and measures segment performance for internal reporting purposes in accordance with the "management approach" defined in SFAS No. 131. All prior periods have been adjusted to conform to the current presentation. Management has determined that segment

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

income from operations, which excludes depreciation and amortization of intangible assets, is the appropriate measure for assessing performance of its segments and for allocating resources among its segments.

        Operating Leases—The Company leases office space, data centers and certain office equipment under operating lease agreements with original lease periods of up to 10 years. Certain of the lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Recent Accounting Pronouncements

  Fair Value Measurements

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 was effective for the Company on January 1, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations and cash flows.

  Fair Value Option

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 was effective for the Company on January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial position, results of operations and cash flows.

  Business Combinations

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141(R).

  Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

2.    ACQUISITIONS

MyPoints.com, Inc.

        In April 2006, the Company acquired MyPoints.com, Inc. for approximately $56.6 million in cash, including acquisition costs. MyPoints is a leading provider of online loyalty marketing services. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations. The primary reason for the acquisition was to expand the Company's Classmates Media business offerings. This factor contributed to a purchase price in excess of the fair value of MyPoints' net liabilities assumed and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction. MyPoints' results of operations are included in the Company's consolidated financial statements from the date of acquisition.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    ACQUISITIONS (Continued)

        The weighted-average amortizable life of the acquired intangible assets is 6.4 years. The acquisition was treated as an acquisition of net assets for tax purposes and, accordingly, the $49.1 million of goodwill acquired is tax deductible.

        The following summarized unaudited pro forma information assumes that the acquisition of MyPoints had occurred on January 1, 2006 and 2005 (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005
Revenues	$535,647	$563,343
Income before cumulative effect of accounting change	$41,518	$48,540
Net income	$42,559	$48,540
Basic net income per share:
Income before cumulative effect of accounting change	$0.65	$0.79
Net income	$0.66	$0.79
Diluted net income per share:
Income before cumulative effect of accounting change	$0.63	$0.76
Net income	$0.64	$0.76

The Names Database

        In March 2006, the Company acquired The Names Database for approximately $10.1 million in cash, including acquisition costs. The Names Database is a global social networking service that acts as an intermediary between members, allowing them to send messages through the Web site to one another. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141. The primary reason for the acquisition was to acquire The Names Database's member relationships and software, which had the effect of expanding the Company's social networking services. This factor contributed to a purchase price in excess of the fair value of The Names Database's net liabilities assumed and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction. The Names Database's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    ACQUISITIONS (Continued)

        The purchase price was allocated based on the estimated fair values of assets and liabilities, including identifiable intangible assets. The purchase price allocation is considered final. The following table summarizes the net liabilities assumed and the intangible assets and goodwill acquired in connection with the acquisition (in thousands):

Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Cash	$510
Accounts receivable	51
Accounts payable and accrued liabilities	(8)
Deferred revenue	(541)
Deferred income taxes	(545)

Total net liabilities assumed	(533)

Intangible assets acquired:
Pay accounts	500	4 years
Free accounts	600	10 years
Advertising contracts and related relationships	29	2 years
Technology	245	5 years
Proprietary rights	134	5 years
Other intangible assets	45	5 years

Total intangible assets acquired	1,553

Goodwill	9,092

Total purchase price	$10,112

        The weighted-average amortizable life of the acquired intangible assets is 6.6 years. The $9.1 million of goodwill acquired is not deductible for tax purposes. The pro forma effect of the transaction is immaterial to the consolidated financial statements.

PhotoSite

        In March 2005, the Company acquired certain assets related to PhotoSite, an online digital photo sharing service for approximately $10.1 million in cash, including acquisition costs, and entered into a related licensing and support agreement with the seller. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141. The primary reason for the acquisition was to acquire PhotoSite's software and services to enhance the Company's other services and to expand the Company's subscription offerings. This factor contributed to a purchase price in excess of the fair value of PhotoSite's net liabilities assumed and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    ACQUISITIONS (Continued)

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

        The weighted-average amortizable life of the acquired intangible assets is 4.8 years. The acquisition was treated as an acquisition of net assets for tax purposes and, accordingly, the $5.7 million of goodwill acquired is tax deductible. The pro forma effect of the transaction is immaterial to the consolidated financial statements.

        In the December 2006 quarter, the Company recorded impairment charges totaling $8.8 million related to its photo sharing service (see Note 6). We made the decision during 2007 to exit our photo sharing business and we have entered into a commercial arrangement with a third-party in connection therewith.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    BALANCE SHEET COMPONENTS

Short-Term Investments

        Due to the lack of liquidity and other concerns related to the U.S. credit markets, the Company has liquidated much of its short-term investments portfolio and converted it to cash and cash equivalents. Cash and cash equivalents and short-term investments were $218.3 million at December 31, 2007, compared to $162.4 million at December 31, 2006.

        Short-term investments consisted of the following (in thousands):

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal securities	$68,546	$254	$—	$68,800

Total	$68,546	$254	$—	$68,800

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. corporate notes	$2,500	$—	$—	$2,500
Municipal securities	126,822	15	(114)	126,723
Government agencies	14,000	—	(113)	13,887

Total	$143,322	$15	$(227)	$143,110

        Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income (loss) on the consolidated balance sheets. The Company had no material realized gains or losses from the sale of short-term investments in the years ended December 31, 2007, 2006 and 2005.

        The Company did not have any gross unrealized losses in its short-term investments at December 31, 2007. The following table summarizes the fair value and gross unrealized losses on the Company's short-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in thousands):

	December 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal securities	$21,432	$(5)	$8,681	$(109)	$30,113	$(114)
Government agencies	—	—	13,887	(113)	13,887	(113)

Total	$21,432	$(5)	$22,568	$(222)	$44,000	$(227)

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    BALANCE SHEET COMPONENTS (Continued)

        Maturities of short-term investments were as follows (in thousands):

	December 31, 2007
	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$39,103	$39,135
Maturing between 1 year and 4 years	29,443	29,665
Maturing after 4 years	—	—

Total	$68,546	$68,800

Other Current Assets

        Other current assets consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Prepaid expenses	$8,198	$8,696
Income taxes receivable	4,878	—
Gift cards related to member redemption liability	3,653	2,644
Interest receivable	1,448	1,379
Other	1,815	707

Total	$19,992	$13,426

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Computer software and equipment	$124,637	$106,067
Furniture and fixtures	13,644	15,195

	138,281	121,262
Less: accumulated depreciation and amortization	(98,711)	(86,966)

Total	$39,570	$34,296

        Depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2007, 2006 and 2005 was $20.2 million, $21.3 million, and $15.5 million, respectively. Assets under capital leases are included in computer software and equipment. At December 31, 2007, the amount capitalized under capital leases and the related accumulated depreciation were $0.4 million and $0.4 million, respectively. At December 31, 2006, the amount capitalized under capital leases and the related accumulated depreciation were $0.4 million and $0.4 million, respectively.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    BALANCE SHEET COMPONENTS (Continued)

Goodwill and Intangible Assets

        The changes in goodwill for the years ended December 31, 2006 and 2007 were as follows (in thousands):

Balance at January 1, 2006	$80,499
Goodwill recorded in connection with The Names Database acquisition	9,092
Goodwill recorded in connection with MyPoints acquisition	49,122
Goodwill recorded in connection with other acquisitions	184
Impairment of goodwill related to the Company's photo sharing service (see Note 6)	(5,738)
Increase in acquired deferred tax assets	(141)

Balance at December 31, 2006	133,018
Increase in acquired deferred tax assets and other	(666)

Balance at December 31, 2007	$132,352

        Goodwill by reportable operating segment was as follows (in thousands):

	December 31, 2007	December 31, 2006
Classmates Media	$124,863	$125,529
Communications	7,489	7,489

Total	$132,352	$133,018

        Intangible assets consisted of the following (in thousands):

	December 31, 2007
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$107,958	$(85,113)	$22,845
Trademarks and trade names	25,786	(9,528)	16,258
Advertising contracts and related relationships	7,229	(7,226)	3
Software and technology	5,348	(5,115)	233
Patents, domain names and other	4,609	(3,033)	1,576

Total	$150,930	$(110,015)	$40,915

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    BALANCE SHEET COMPONENTS (Continued)

	December 31, 2006
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$107,903	$(76,810)	$31,093
Trademarks and trade names	25,786	(6,839)	18,947
Advertising contracts and related relationships	7,229	(6,130)	1,099
Software and technology	5,340	(4,859)	481
Patents, domain names and other	4,595	(2,562)	2,033

Total	$150,853	$(97,200)	$53,653

        Amortization expense related to intangible assets for the years ended December 31, 2007, 2006 and 2005 was $12.8 million, $17.6 million, and $21.8 million, respectively.

        Estimated future intangible asset amortization expense at December 31, 2007 is as follows (in thousands):

Year Ending December 31,
2008	$9,290
2009	7,912
2010	6,239
2011	5,225
2012	4,015
Thereafter	8,234

Total	$40,915

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Employee compensation and related expenses	$25,902	$27,061
Income taxes payable	767	9,305
Other	3,917	3,181

Total	$30,586	$39,547

Term Loan

        In December 2004, the Company borrowed $100 million through a term loan facility (the "term loan") dated December 3, 2004. A small portion of the proceeds of the term loan was used to purchase shares tendered pursuant to a tender offer of the Company's common stock initiated by the Company in 2004 and to pay related fees and expenses. The funds were available for general corporate purposes, stock repurchases and acquisitions, subject to certain limitations.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    BALANCE SHEET COMPONENTS (Continued)

        In January 2006, the Company paid, in full, the outstanding balance on the term loan of $54.2 million. Effective upon payment of the outstanding balance, the term loan terminated and was of no further force or effect. During the quarter ended March 31, 2006, the Company accelerated and recognized, in the consolidated statements of operations, $1.5 million in deferred financing costs in connection with the early repayment of the term loan.

4.    STOCKHOLDERS' EQUITY

Stockholders' Rights Plan

        On November 15, 2001, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of the Company's common stock. The dividend was paid on November 26, 2001 to the stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one unit consisting of one one-thousandth of a share of its Series A junior participating preferred stock at a price of $25 per unit. On April 29, 2003, the Board of Directors voted to amend the purchase price per unit from $25 to $140. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer which would result in a person or group owning 15% or more of the Company's common stock. The Company generally will be entitled to redeem the rights at $0.0007 per right at any time until 10 days after a public announcement that a 15% position in the Company's common stock has been acquired or that a tender or exchange offer which would result in a person or group owning 15% or more of the Company's common stock has commenced. The rights expire on November 26, 2011.

Preferred Stock

        The Company has 5.0 million shares of preferred stock authorized with a par value of $0.0001, of which 300,000 shares are designated as Series A junior participating preferred stock. At December 31, 2007 and 2006, the Company had no preferred shares issued or outstanding.

Common Stock Subject to Repurchase Rights

        At December 31, 2007 and 2006, there were 350,000 and 475,000 shares of common stock, respectively, that were subject to repurchase related to unvested shares under restricted stock agreements. The 350,000 restricted shares outstanding at December 31, 2007 vested entirely at the end of a four-year vesting period in January 2008, at which time approximately 142,000 shares were withheld and employee withholding taxes of $1.5 million were paid.

Common Stock Repurchases

        The Company's Board of Directors authorized a common stock repurchase program (the "program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2007. At December 31, 2007, the Company had repurchased $139.2 million of its common stock under the program, leaving $60.8 million remaining under the program.

        Shares withheld upon vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the program.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    STOCKHOLDERS' EQUITY (Continued)

Upon vesting, the Company currently does not collect the applicable employee withholding taxes for restricted stock units from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The first restricted stock unit vest occurred in February 2006. In the years ended December 31, 2007 and 2006, approximately 390,000 and 215,000 shares, respectively, were withheld from restricted stock units that vested in order to pay the applicable employee withholding taxes.

Dividends

        Dividends are paid on common shares and unvested restricted stock units outstanding as of the record date.

        In May 2005, the Company's Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock, which was paid on May 31, 2005. Cash dividends of $0.20 per share of common stock have been declared and paid each quarter since that date. Total dividends paid amounted to $57.1 million, $53.5 million and $38.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        In January 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend was February 14, 2008 and is payable on February 29, 2008.

        The payment of future dividends is discretionary and is subject to determination by the Company's Board of Directors each quarter following its review of the Company's financial performance. Dividends are declared and paid out of the Company's surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware.

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) was as follows (in thousands):

	Unrealized gain (loss) on short-term investments, net of tax	Unrealized gain (loss) on derivative, net of tax	Foreign currency translation	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2005	$(18)	$—	$9	$(9)
Current period change	(282)	83	(119)	(318)

Balance at December 31, 2005	(300)	83	(110)	(327)
Current period change	172	(83)	(7)	82

Balance at December 31, 2006	(128)	—	(117)	(245)
Current period change	285	—	142	427

Balance at December 31, 2007	$157	$—	$25	$182

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    STOCK-BASED COMPENSATION PLANS

        The Company has three active equity plans under which it is authorized to grant stock options, stock awards and restricted stock units.

        Stock options granted to employees generally vest over a three- or four-year period under a variety of vesting schedules. Stock options granted to non-employee directors generally vest over a nine-month to three-year period, either monthly or annually. Stock option grants expire after ten years unless canceled earlier due to termination of employment or Board of Directors service. Certain stock option grants are immediately exercisable for unvested shares of common stock, with the unvested portion of the shares remaining subject to repurchase by the Company at the exercise price until the vesting period is complete.

        Restricted stock units granted to employees generally vest over a two- to four-year period under a variety of vesting schedules. Restricted stock units granted to non-employee directors generally vest annually over a one-year period.

        Upon the exercise of a stock option award, the vesting of a restricted stock unit or the award of common stock, shares of common stock are issued from authorized but unissued shares.

        The following table summarizes the aggregate shares reserved for issuance and the shares available for grant under the Company's equity plans at December 31, 2007 (in thousands):

	Aggregate Shares Reserved for Issuance	Shares Available for Grant
2001 Stock Incentive Plan	23,776	2,832
2001 Supplemental Stock Incentive Plan	4,825	522
Classmates Online, Inc. 2004 Stock Plan	1,128	493

Total	29,729	3,847

        The Company cannot grant restricted stock units from the Classmates Online, Inc. 2004 Stock Plan.

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following captions within the consolidated statements of operations for each of the periods presented (in thousands):

	Year Ended December 31,
	2007	2006	2005
Operating expenses:
Cost of revenues	$884	$817	$183
Sales and marketing	4,031	3,457	954
Product development	4,941	5,367	1,069
General and administrative	9,693	9,527	7,746

Total stock-based compensation	$19,549	$19,168	$9,952

Tax benefit recognized	$4,529	$3,962	$1,688

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    STOCK-BASED COMPENSATION PLANS (Continued)

Stock Options

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, consistent with the provisions of SFAS No. 123R and SAB No. 107. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company calculates expected volatility based on historical volatility of the Company's common stock. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on historical exercise experience. The Company evaluated historical exercise behavior when determining the expected term assumptions. The risk-free interest rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the closing market price of United Online common stock at the date of grant.

        The following table summarizes the assumptions used in the Black-Scholes option-pricing model. The assumptions represent the weighted average of the applicable assumption used to value stock options at their grant date. The Company did not grant any stock options in the year ended December 31, 2007.

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	N/A	4.6%	4.2%
Expected term (in years)	N/A	3.8	5.0
Dividend yield	N/A	6.1%	2.3%
Volatility	N/A	60.0%	91.6%

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    STOCK-BASED COMPENSATION PLANS (Continued)

        The following table summarizes activity during the years ended December 31, 2005, 2006 and 2007:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2005	13,230	$12.50
Granted	2,541	$11.20
Exercised	(2,374)	$2.47
Canceled	(1,769)	$18.71

Outstanding at December 31, 2005	11,628	$13.31
Granted	210	$13.18
Exercised	(2,163)	$4.37
Canceled	(2,566)	$23.46

Outstanding at December 31, 2006	7,109	$12.37
Granted	—	$—
Exercised	(1,068)	$8.06
Canceled	(778)	$15.12

Outstanding at December 31, 2007	5,263	$12.83	5.3	$13,045

Exercisable at December 31, 2007	4,824	$12.95	5.1	$12,673

Expected to vest at December 31, 2007	471	$11.54	7.4	$336

        Total unrecognized compensation cost related to unvested stock options at December 31, 2007, prior to the consideration of expected forfeitures, was approximately $0.9 million and was expected to be recognized over a weighted-average period of 0.7 years.

        The weighted-average grant date fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $0, $4.51 and $7.08, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $7.4 million, $17.3 million and $20.9 million, respectively. Cash received from the exercise of stock options was $8.6 million, $9.5 million and $5.9 million, respectively, for the years ended December 31, 2007, 2006 and 2005. The tax benefits realized from stock options exercised in the years ended December 31, 2007, 2006 and 2005 were approximately $2.8 million, $3.9 million and $6.8 million, respectively.

Modifications

        Acceleration of Stock Options—In December 2005, the Company's Compensation Committee of the Board of Directors approved the acceleration of vesting of all options to purchase the Company's common stock with exercise prices in excess of $16.00. These options were granted to executive officers and other employees of the Company under the Company's 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan. Options to purchase 1.3 million shares of the Company's common stock were subject to this acceleration and such options had exercise prices ranging from $16.01 to $64.17, and had a weighted-average exercise price of $18.47.

        The acceleration of vesting of these out-of-the-money options was undertaken primarily to eliminate any future compensation expense the Company would otherwise recognize in its consolidated statements of operations with respect to these options with the implementation of SFAS No. 123R

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    STOCK-BASED COMPENSATION PLANS (Continued)

effective January 1, 2006. The Company estimated this compensation expense, before tax, would have totaled approximately $3.8 million over the course of the original vesting periods. Ninety-five percent of the options would have vested within approximately 1.5 years from the effective date of the acceleration with the remaining 5% vesting within approximately 2.5 years from the date of acceleration. The Company also believed that because the options to be accelerated had exercise prices in excess of the then-current market value of the Company's common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

        Tender Offer—In March 2006, the Company offered eligible employees of the Company the opportunity to exchange any outstanding stock options granted to them, which had an exercise price per share of the Company's common stock at or above $16.00 (the "Eligible Options") in return for restricted stock units. The exchange offer expired in April 2006, and approximately 1.8 million shares of common stock underlying the Eligible Options were exchanged for restricted stock units covering approximately 0.4 million shares of common stock in exchange for the cancellation of the Eligible Options. The exchange was offered to 315 eligible employees and was accounted for as a modification under SFAS No. 123R in the June 2006 quarter. The number of restricted stock units that were issued in exchange for each tendered Eligible Option was based on the per share exercise price of that option and was, in all events, less than the number of shares subject to the tendered option. Eligible Options with exercise prices between $16.00 and $20.00 were exchanged based on a ratio of one restricted stock unit for four Eligible Options. Eligible Options with exercise prices greater than $20.00 were exchanged based on a ratio of one restricted stock unit for five Eligible Options. Total expense associated with the exchange, prior to the consideration of expected forfeitures, was approximately $0.8 million.

Restricted Stock and Restricted Stock Units

        In January 2004, the Company granted 575,000 restricted shares of common stock with a weighted-average grant date fair value of $19.91. In January 2005, 100,000 of these shares were canceled, and in June 2007, an additional 125,000 of these shares were canceled due to the resignation of a former executive officer. At December 31, 2007, 350,000 restricted shares of common stock were outstanding. The restricted shares vested entirely at the end of the four-year vesting period in January 2008, at which time approximately 142,000 shares were withheld and employee withholding taxes of $1.5 million were paid.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    STOCK-BASED COMPENSATION PLANS (Continued)

        The following table summarizes activity for restricted stock units during the years ended December 31, 2005, 2006 and 2007:

	Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Outstanding at January 1, 2005	—	$—
Granted	1,674	$10.77
Vested	—	$—
Canceled	(32)	$10.55

Outstanding at December 31, 2005	1,642	$10.78
Granted	2,208	$10.36
Vested	(629)	$8.74
Canceled	(381)	$9.46

Outstanding at December 31, 2006	2,840	$11.08
Granted	3,922	$13.94
Vested	(1,077)	$10.52
Canceled	(707)	$12.51

Outstanding at December 31, 2007	4,978	$12.65

        At December 31, 2007, the intrinsic value of outstanding restricted stock and restricted stock units was approximately $63.0 million. The fair value of restricted stock units that vested during the year ended December 31, 2007 was approximately $15.5 million. Total unrecognized compensation cost related to unvested restricted stock and restricted stock units at December 31, 2007 prior to the consideration of expected forfeitures was approximately $52.6 million and was expected to be recognized over a weighted-average period of 1.5 years.

        At December 31, 2006, the intrinsic value of outstanding restricted stock and restricted stock units was approximately $44.0 million. The fair value of restricted stock units that vested during the year ended December 31, 2006 was approximately $7.6 million.

Classmates Media Corporation Equity Awards

        In connection with the Company's Classmates Media Corporation ("CMC") subsidiary initial public offering ("IPO") process, employment agreements were signed with certain employees. In connection with these agreements, these individuals were guaranteed an aggregate $13.0 million of value in restricted stock units in CMC upon effectiveness of the IPO. If the IPO is not effective by April 30, 2008, per these agreements, these equity awards will be converted into restricted stock units in the Company based on prices set forth in the employment agreements. Stock-based compensation associated with these equity awards has been recorded in the Company's consolidated financial statements from the execution dates of these agreements.

Recent Awards

        Effective February 15, 2008, the Compensation Committee of the Board of Directors approved grants of 0.3 million restricted stock units with a fair value equal to $3.9 million to certain members of the Company's senior management. Each restricted stock unit entitles the recipient to receive one share

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    STOCK-BASED COMPENSATION PLANS (Continued)

of the Company's common stock upon vesting. The restricted stock units vest one-third annually over the three-year period beginning February 15, 2008.

        Effective February 15, 2008, the Company approved grants of 1.2 million restricted stock units with a fair value equal to $14.2 million to the Company's employees. The restricted stock units vest twenty-five percent on February 15, 2009 and quarterly thereafter for three years.

        Effective February 15, 2008, 0.2 million shares of common stock with a fair value equal to $2.4 million were issued to certain members of senior management and certain of the Company's employees.

Employee Stock Purchase Plan

        The Company has a 2001 Employee Stock Purchase Plan, which expires in the year 2011, and under which approximately 6.8 million shares of the Company's common stock were reserved for issuance under the plan at December 31, 2007. At December 31, 2007, 3.0 million shares were available for issuance. Under the employee stock purchase plan, each eligible employee may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock on two "purchase dates" each year at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of the Company's common stock on the employee's entry date into the two-year offering period in which the purchase date occurs or (ii) the closing market price per share on the purchase date. Each offering period has a 24-month duration and purchase intervals of six months.

        The fair value of employee stock purchase plan shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006
Risk-free interest rate	4.5%	3.8%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Dividend yield	6.4%	8.3%
Volatility	38.7%	52.1%

        The assumptions presented in the table above represent the weighted average of the applicable assumptions used to value employee stock purchase plan shares. The Company calculates expected volatility based on historical volatility of the Company's common stock. The expected term represents the amount of time remaining in the 24-month offering period. The risk-free interest rate assumed in valuing the employee stock purchase plan shares is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the closing market price of United Online common stock at the date of grant.

        For the years ended December 31, 2007, 2006 and 2005, the Company recognized approximately $1.7 million, $1.9 million and $0, respectively, of stock-based compensation related to the employee stock purchase plan. Total unrecognized compensation cost related to the employee stock purchase plan at December 31, 2007 was approximately $1.0 million and was expected to be recognized over a weighted-average period of 0.6 years.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND LONG-LIVED ASSETS

        Under SFAS No. 142, goodwill and indefinite-lived intangible assets must be tested for impairment annually or when events occur or circumstances change that would indicate that goodwill or indefinite-lived intangible assets might be permanently impaired. In the December 2006 quarter, the Company tested goodwill for impairment and recorded a goodwill impairment charge of $5.7 million related to its photo sharing service within the Communications segment. The Company had no indefinite-lived intangible assets at December 31, 2007, 2006 or 2005.

        Under SFAS No. 144, identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, must be tested for impairment when events occur or circumstances change that would indicate the carrying amount of an asset may not be recoverable. In the December 2006 quarter, the Company recognized asset impairment charges of $4.5 million attributable to certain assets of its VoIP services and $3.0 million related to its photo sharing services within the Communications segment.

        As a result of slower than expected growth of the VoIP market in the United States, current period operating losses and projected continuing operating losses, the Company evaluated the recoverability of certain assets and wrote off $4.3 million of capitalized software and $0.2 million of prepaid marketing and domain names in the December 2006 quarter. The Company was required to reduce the carrying value of the assets to fair value and recognized asset impairment charges because the carrying value of the affected assets exceeded the Company's estimate of future undiscounted cash flows.

        As a result of strong competition in the photo sharing market, historical operating losses and projected continuing losses, the Company evaluated the recoverability of its photo sharing assets and impaired $3.0 million of intangible assets in the December 2006 quarter. The $3.0 million intangible assets impairment charge was comprised of $2.9 million of acquired software technology and $0.1 million of acquired pay accounts, proprietary rights and domain names. The Company determined the amount of the charge based on an estimate of the fair value of the photo sharing assets, using the income approach, discounted cash flow method.

        The Company determined that its goodwill was not impaired based on its annual tests during the year ended December 31, 2007 and the year ended December 31, 2005.

        The following table summarizes the impairment charges in the Communications segment recorded by the Company during the quarter and year ended December 31, 2006 (in thousands):

Intangible assets related to the Company's VoIP service	$4,504
Goodwill related to the Company's photo sharing service	5,738
Intangible assets related to the Company's photo sharing service	3,043

Total impairment charges	$13,285

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    INCOME TAXES

        The provision for income taxes for the years ended December 31, 2007, 2006 and 2005 is comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$27,278	$33,433	$33,043
State	6,389	6,469	5,625

	33,667	39,902	38,668

Deferred:
Federal	6,070	(6,404)	(2,339)
State	803	2,795	3,916
Foreign	375	—	—

	7,248	(3,609)	1,577

Provision for income taxes	$40,915	$36,293	$40,245

        The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate (in thousands):

	Year Ended December 31,
	2007	2006	2005
Taxes on income at the statutory federal income tax rate of 35%	$34,541	$27,133	$30,580
State income taxes, net of federal tax benefits	4,660	3,858	4,454
Re-measurement of deferred tax assets	(331)	2,265	2,473
Other differences, net	(501)	(427)	6
Increase in valuation allowance	2,546	3,464	2,732

Provision for income taxes	$40,915	$36,293	$40,245

        For the year ended December 31, 2007, the Company recorded a tax provision of $40.9 million on pre-tax income of $98.7 million, resulting in an effective tax rate of 41.5%. The effective tax rate differs from the statutory federal income tax rate primarily due to (1) state income taxes, net of federal benefit; (2) compensation, including stock-based compensation, that is limited under Section 162(m) of the Internal Revenue Code (the "Code"); (3) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization; (4) the re-measurement of certain deferred tax assets in New York; (5) employee stock purchase plan compensation, the benefit of which is not currently recognized under SFAS No. 123R but which is recognized upon a disqualified disposition; and (6) the benefit of federal tax exempt interest income.

        For the year ended December 31, 2006, the Company recorded a tax provision of $36.3 million on pre-tax income of $77.5 million, resulting in an effective tax rate of 46.8%. The effective tax rate differs from the statutory federal income tax rate primarily due to (1) state income taxes, net of federal benefit; (2) compensation, including stock-based compensation, that is limited under Section 162(m) of the Code; (3) foreign losses, the benefit of which is not currently recognizable due to uncertainty

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    INCOME TAXES (Continued)

regarding realization; (4) the re-measurement of deferred tax assets in New York; (5) employee stock purchase plan compensation, the benefit of which is not currently recognized under SFAS No. 123R but which is recognized upon a disqualified disposition; and (6) the benefit of federal tax exempt interest income.

        For the year ended December 31, 2005, the Company recorded a tax provision of $40.2 million on pre-tax income of $87.4 million, resulting in an effective tax rate of 46.1%. The effective tax rate differs from the statutory federal income tax rate primarily due to (1) state income taxes, net of federal benefit; (2) compensation, including stock-based compensation, that is limited under Section 162(m) of the Code; (3) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization; and (4) the re-measurement of deferred tax assets, including a change in New York State tax law.

        Components of net deferred tax assets at December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$62,743	$66,303
Depreciation and amortization	2,429	7,899
Stock-based compensation	10,411	8,841
Other	8,042	8,719

Total gross deferred tax assets	83,625	91,762
Less: valuation allowance	(8,623)	(6,850)

Total deferred tax assets after valuation allowance	75,002	84,912

Deferred tax liabilities:
Amortization of acquired intangible assets	(10,393)	(13,552)

Total deferred tax liabilities	(10,393)	(13,552)

Net deferred tax assets	$64,609	$71,360

	December 31,
	2007	2006
Current portion of net deferred tax assets	$7,050	$11,705
Long-term portion of net deferred tax assets	57,559	59,655

Net deferred tax assets	$64,609	$71,360

        The Company has a valuation allowance of approximately $8.6 million at December 31, 2007 to reduce deferred tax assets to the amount that is more likely than not to be realized in future periods. Based on the Company's assessment of all available evidence, it concluded that, primarily with the exception of certain compensation that is expected to be limited under Section 162(m) of the Code and foreign losses due to uncertainty regarding utilization, it is more likely than not that the remaining deferred tax assets will be realized. The valuation allowance is primarily attributable to certain

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    INCOME TAXES (Continued)

compensation that is expected to be limited under Section 162(m) of the Code and to foreign losses due to uncertainty regarding realization.

        The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in a change in the estimated liability for unrecognized tax benefits at January 1, 2007. At December 31, 2007, the Company had gross unrecognized tax benefits of approximately $10.3 million, all of which, if recognized, would have an impact on the Company's effective tax rate.

        The Company recognizes interest and penalties for uncertain tax positions in income tax expense. The Company had approximately $1.3 million accrued for interest and penalties relating to uncertain tax positions at December 31, 2007, all of which is included in income taxes payable.

        A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Year Ended December 31, 2007
Beginning balance, gross	$6,795
Additions related to current year positions	1,915
Additions related to prior year positions	1,591

Ending balance, gross	$10,301

        At December 31, 2007, as a result of the expiration of the statute of limitations for specific taxing jurisdictions, gross unrecognized tax benefits for the related tax positions will be reduced by approximately $0.8 million over the next twelve months.

        The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently under examination by a state tax authority for the years ended December 31, 2004, 2005 and 2006.

        In accordance with APB Opinion No. 23, Accounting for Income Taxes—Special Areas, the Company has not recognized federal deferred income taxes on the cumulative undistributed earnings of certain of its foreign subsidiaries that are indefinitely reinvested outside of the U.S. The Company has indefinitely reinvested approximately $2.0 million of the cumulative undistributed earnings of certain of its foreign subsidiaries, of which $0.4 million was earned during the year ended December 31, 2007. If these earnings were distributed, a U.S. income tax liability would result.

        At December 31, 2007, the Company had net operating loss and tax credit carryforwards for federal and state income tax purposes of approximately $163 million and $51 million, respectively, which begin to expire in 2018 and 2008, respectively. With respect to the state net operating loss carryforwards, certain amounts will be further reduced pursuant to the state allocation and apportionment laws. These carryforwards have been adjusted to reflect the Company's estimate of limitations under Section 382 of the Code. For the years ended December 31, 2007, 2006 and 2005, income tax benefits attributable to equity-based compensation transactions that were allocated to stockholders' equity amounted to $4.6 million, $5.8 million and $7.2 million, respectively.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Income before cumulative effect of accounting change	$57,777	$41,231	$47,127
Cumulative effect of accounting change, net of tax	—	1,041	—

Net income	$57,777	$42,272	$47,127

Denominator:
Weighted-average common shares—basic	67,178	64,476	61,641
Less: weighted-average common shares subject to repurchase rights	(410)	(475)	(506)

Shares used to calculate basic net income per share	66,768	64,001	61,135

Add: Dilutive effect of stock options, restricted stock and employee stock purchase plan shares	2,519	2,268	2,680

Shares used to calculate diluted net income per share	69,287	66,269	63,815

Basic net income per share:
Income before cumulative effect of accounting change	$0.87	$0.64	$0.77
Cumulative effect of accounting change, net of tax	—	0.02	—

Basic net income per share	$0.87	$0.66	$0.77

Diluted net income per share:
Income before cumulative effect of accounting change	$0.83	$0.62	$0.74
Cumulative effect of accounting change, net of tax	—	0.02	—

Diluted net income per share	$0.83	$0.64	$0.74

        The diluted per share computations exclude stock options which are antidilutive. The number of antidilutive shares at December 31, 2007, 2006 and 2005 was 2.4 million, 3.0 million and 6.8 million, respectively.

9.    EMPLOYEE BENEFIT PLANS

        The Company has a savings plan (the "Savings Plan") that qualifies as a defined contribution plan under Section 401(k) of the Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 40%) of their eligible pre-tax earnings up to the Internal Revenue Service annual contribution limit. All full-time employees on the payroll of the Company are eligible to participate in the Savings Plan. The Company matches 25% of employees' contributions, up to Savings Plan limits. The Company recognized expenses of approximately $0.9 million, $0.8 million and

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    EMPLOYEE BENEFIT PLANS (Continued)

$0.6 million, respectively, during the years ended December 31, 2007, 2006 and 2005 related to the Company's Savings Plan match.

10.    SEGMENT INFORMATION

        Revenues and income from operations by segment are as follows (in thousands):

	Year Ended December 31, 2007
	Classmates Media	Communications	Total
Billable services	$106,514	$273,012	$379,526
Advertising	86,905	47,072	133,977

Total revenues	$193,419	$320,084	$513,503

Segment income from operations	$28,177	$97,074	$125,251

	Year Ended December 31, 2006
	Classmates Media	Communications	Total
Billable services	$81,146	$342,419	$423,565
Advertising	58,300	40,789	99,089

Total revenues	$139,446	$383,208	$522,654

Segment income from operations	$19,938	$93,011	$112,949

	Year Ended December 31, 2005
	Classmates Media	Communications	Total
Billable services	$63,550	$402,430	$465,980
Advertising	21,342	37,739	59,081

Total revenues	$84,892	$440,169	$525,061

Segment income from operations	$10,399	$113,441	$123,840

        Communications segment income from operations for the year ended December 31, 2007 was impacted by restructuring charges of $3.4 million (see Note 11). Classmates Media segment income from operations for the year ended December 31, 2007 was impacted by expenses of $3.6 million in connection with the proposed IPO of the Company's CMC subsidiary.

        Communications segment income from operations for the year ended December 31, 2006 was impacted by restructuring charges of $0.6 million and impairment charges of $13.3 million.

        The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. In addition, segment assets are not reported to, or used by, the chief operating decision maker to allocate resources to or assess performance of the segments and therefore, pursuant to SFAS No. 131, total segment assets have not been disclosed.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    SEGMENT INFORMATION (Continued)

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income, is as follows for each period presented (in thousands):

	Year Ended December 31,
	2007	2006	2005
Segment income from operations:
Classmates Media	$28,177	$19,938	$10,399
Communications	97,074	93,011	113,441

Total segment income from operations	125,251	112,949	123,840
Depreciation	(20,150)	(21,290)	(15,481)
Amortization of intangible assets	(12,800)	(17,640)	(21,799)

Consolidated operating income	$92,301	$74,019	$86,560

        The Company has not provided geographic financial information because the vast majority of the Company's revenues and related results of operations and assets are in the United States and geographic financial information is thus not material nor meaningful.

11.    RESTRUCTURING CHARGES

        In the year ended December 31, 2007, the Company recorded restructuring charges totaling $3.4 million. In October 2007, the Company eliminated 69 positions and recorded restructuring charges totaling $3.0 million for employee termination benefits within its Communications segment to better align the segment's cost structure within a mature business for dial-up Internet access services. All costs related to the elimination of these positions were recognized and incurred in the December 2007 quarter.

        In addition, the Company recognized restructuring charges totaling $0.4 million in the year ended December 31, 2007 for termination benefits paid to certain employees associated with its Web hosting and photo sharing businesses.

        In the year ended December 31, 2006, the Company recorded restructuring charges totaling $0.6 million primarily for lease termination costs and termination benefits paid to certain employees.

        In February 2008, the Company communicated its intentions to close its Orem, Utah facility and consolidate these functions into the Company's operations at its corporate headquarters. The Company believes these activities will result in restructuring charges, comprised largely of employee termination benefits, during 2008, of approximately $0.5 million.

        Commencing in 2006, the Company began to assess unprofitable operations and all of its other operations in light of the mature dial-up Internet access industry. The Company's assessment has resulted in the restructuring charges referenced above and may result in additional restructuring charges.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    SUBSIDIARY INITIAL PUBLIC OFFERING OF CLASSMATES MEDIA CORPORATION

        In May 2007, the Company announced its intention to explore the possibility of a subsidiary IPO. CMC was formed in August 2007 for the purposes of consolidating our Classmates, The Names Database and MyPoints business units and initiating a public equity offering. The businesses were contributed to CMC by the Company on August 9, 2007. In August 2007, CMC filed a Form S-1 registration statement with the SEC for the IPO of its common stock.

        In December 2007, the Company determined that proceeding with the IPO under then-current market conditions was not in the best interests of its stockholders and the Company withdrew CMC's Form S-1 registration statement previously filed with the SEC. Approximately $0.5 million of transaction costs were determined not to have continuing value after the withdrawal of the IPO and were expensed in the quarter ended December 31, 2007. It remains the Company's strategy to complete an IPO of CMC. As such, certain additional IPO transaction-related costs totaling $3.6 million associated with the IPO have been deferred and are included in other assets on the Company's consolidated balance sheet at December 31, 2007. If the Company does not proceed with this strategy, these deferred costs will be expensed and included in the Classmates Media segment operating results as well as in the Company's consolidated statements of operations in a future period.

13.    COMMITMENTS AND CONTINGENCIES

Leases

        Future minimum lease payments at December 31, 2007 under noncancellable capital and operating leases, and related sublease income, with initial lease terms in excess of one year, are as follows:

	Year Ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Capital leases(1)	$14	$—	$—	$—	$—	$—	$14
Operating leases	12,087	11,365	7,194	4,942	4,486	7,758	47,832
Operating sublease income	(1,086)	(1,113)	(424)	—	—	—	(2,623)

Total	$11,015	$10,252	$6,770	$4,942	$4,486	$7,758	$45,223

(1)
Includes $1,000 of imputed interest.

        Operating leases consist primarily of facility leases. The Company leases its facilities and certain operating equipment under operating leases expiring at various periods through 2014. Certain of the Company's operating leases include rent holidays as well as escalation clauses that periodically adjust rental expense to reflect changes in price. The Company records rent expense on a straight-line basis over the lease term. Rental expense for operating leases for the years ended December 31, 2007, 2006 and 2005 was $7.4 million, $6.6 million and $6.5 million, respectively.

Standby Letters of Credit

        Standby letters of credit are maintained pursuant to certain of the Company's lease arrangements. The standby letters of credit remain in effect at declining levels through the terms of the related leases. Certificates of deposit of $2.1 million and $1.7 million maintained by the Company in connection with certain of these standby letters of credit are included in other current assets and other assets in the

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    COMMITMENTS AND CONTINGENCIES (Continued)

consolidated balance sheets at December 31, 2007 and 2006, respectively. Commitments under standby letters of credit at December 31, 2007 are scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Standby letters of credit	$2,098	$331	$1,387	$300	$80

Purchase Obligations

        Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty. At December 31, 2007, the Company had the following purchase obligations (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Telecommunications purchases	$8,835	$6,824	$2,011	$—	$—
Media purchases	3,463	3,296	167	—	—

Total	$12,298	$10,120	$2,178	$—	$—

Other Commitments

        In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Legal Contingencies

        In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    COMMITMENTS AND CONTINGENCIES (Continued)

NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint, which is the operative complaint, was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. On October 13, 2004, the district court certified a class in six of the other nearly identical actions (the "focus cases"). The underwriter defendants appealed the decision and the United States Court of Appeals for the Second Circuit vacated the district court's decision granting class certification on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that the plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. Prior to the Second Circuit's decision, the majority of issuers, including NetZero, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved, and on June 25, 2007, the court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed Second Amended class action complaints in the focus cases. The issuers' motion to dismiss the Second Amended class action complaints is pending.

        On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero containing substantially similar allegations to the Piercy case. Plaintiffs in both cases are seeking injunctive and declaratory relief and damages. NetZero filed a response to both lawsuits denying the material allegations of the complaints. Both Messrs. Piercy and Ewart subsequently withdrew from the actions as class representatives. On March 16, 2007, Barbara Rasnake and Robert Du Verger were substituted as purported class representatives. On May 25, 2007, the court consolidated the actions under the caption Rasnake v. NetZero, Inc., Case No. BC348461. On June 13, 2007, Peter Chrisler was substituted as a purported class representative. On July 13, 2007, the plaintiffs filed a consolidated amended class action complaint. A trial date has not yet been set.

        The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, financial position, results of operations or cash flows, the results of litigation are inherently uncertain and the Company can provide no assurance that it will not be materially and adversely impacted by the results of such proceedings. At December 31, 2007, the

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    COMMITMENTS AND CONTINGENCIES (Continued)

Company had not established allowances for losses relating to any of the matters described above, with the exception of the Rasnake v. NetZero matter.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Year ended December 31, 2007:
Revenues	$125,410	$126,825	$131,417	$129,851
Restructuring charges	$2,991	$34	$394	$—
Operating income	$22,181	$23,263	$24,733	$22,124
Net income	$14,572	$13,969	$16,208	$13,028
Basic net income per share	$0.22	$0.21	$0.24	$0.20
Diluted net income per share	$0.21	$0.20	$0.23	$0.19
	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Year ended December 31, 2006:
Revenues	$130,786	$129,636	$134,900	$127,332
Impairment of goodwill, intangible assets and long-lived assets	$13,285	$—	$—	$—
Operating income	$9,304	$21,885	$22,258	$20,572
Income before cumulative effect of accounting change, net of tax	$4,559	$13,436	$11,585	$11,651
Cumulative effect of accounting change, net of tax	$—	$—	$—	$1,041

Net income	$4,559	$13,436	$11,585	$12,692

Basic net income per share:
Income before cumulative effect of accounting change, net of tax	$0.07	$0.21	$0.18	$0.19
Cumulative effect of accounting change, net of tax	$—	$—	$—	$0.01

Basic net income per share	$0.07	$0.21	$0.18	$0.20

Diluted net income per share:
Income before cumulative effect of accounting change, net of tax	$0.07	$0.20	$0.18	$0.18
Cumulative effect of accounting change, net of tax	$—	$—	$—	$0.02

Diluted net income per share	$0.07	$0.20	$0.18	$0.20

UNITED ONLINE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged (Credited) to Expense		Charged to Other Accounts		Charges Utilized (Write-offs)		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2007	$1,324	$1,323		$206		$(475	)(b)	$2,378
Year ended December 31, 2006	$1,325	$(298)		$300	(a)	$(3	)(b)	$1,324
Year ended December 31, 2005	$647	$678		$—		$—		$1,325
Valuation allowance for deferred tax assets:
Year ended December 31, 2007	$6,850	$2,546	(e)	$—		$(773	)(d)	$8,623
Year ended December 31, 2006	$4,670	$3,464	(c)	$—		$(1,284	)(d)	$6,850
Year ended December 31, 2005	$1,938	$2,732	(c)	$—		$—		$4,670

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

(d)
Represents the release of valuation allowance for executive compensation subject to Section 162(m) of the Code.

(e)
Represents the increase in valuation allowance due to executive compensation that is limited under Section 162(m) of the Code and foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization, partially offset by a $0.4 million reduction for the release of valuation allowance related to net operating losses in connection with the acquisition of Classmates.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
UNITED ONLINE, INC. INDEX TO FORM 10-K For the Year Ended December 31, 2007
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
RISKS RELATING TO OUR CLASSMATES MEDIA SEGMENT
RISKS RELATING TO OUR COMMUNICATIONS SEGMENT
RISKS RELATING TO OUR BUSINESS GENERALLY
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Year Ended December 31, 2007 compared to Year Ended December 31, 2006
Year Ended December 31, 2007 compared to Year Ended December 31, 2006
Year Ended December 31, 2006 compared to Year Ended December 31, 2005
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
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
UNITED ONLINE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
UNITED ONLINE, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
UNITED ONLINE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
UNITED ONLINE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
UNITED ONLINE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
UNITED ONLINE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
UNITED ONLINE, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)