Form 10-Q
period 2008-03-31
UNITED ONLINE INC
filed 2008-05-12
CIK 1142701

Use these links to rapidly review the document
UNITED ONLINE, INC. INDEX TO FORM 10-Q For the Quarter Ended March 31, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        There were 68,855,265 shares of the Registrant's common stock outstanding at May 2, 2008.

UNITED ONLINE, INC.
INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2008

        In this document, except where otherwise defined, "United Online," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the markets in which we compete, our pay accounts, our product and service offerings, the advertising market, operating expenses, operating efficiencies, revenues, dividends, including our intention to reduce the dividends following the closing of our proposed acquisition (the "Acquisition") of FTD Group, Inc., capital requirements, capital expenditures, tax payments, stock-based compensation, restructuring charges, our cash position, and the proposed Acquisition. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission set forth some of the important risk factors that may affect our business, financial position, results of operations, and cash flows. Statements indicating factors that we believe may impact our results or financial condition are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$118,097	$149,507
Short-term investments	105,918	68,800
Accounts receivable, net of allowance for doubtful accounts of $2,594 and $2,378 at March 31, 2008 and December 31, 2007, respectively	25,228	28,765
Deferred tax assets, net	6,389	7,050
Other current assets	14,186	19,992

Total current assets	269,818	274,114
Property and equipment, net	37,129	39,570
Deferred tax assets, net	58,575	57,559
Goodwill	132,240	132,352
Intangible assets, net	38,129	40,915
Other assets	9,967	7,883

Total assets	$545,858	$552,393

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$36,642	$38,095
Accrued liabilities	17,992	30,586
Member redemption liability	18,837	19,499
Deferred revenue	68,028	63,086
Capital leases	9	13

Total current liabilities	141,508	151,279
Member redemption liability	4,918	5,061
Deferred revenue	4,785	4,691
Other liabilities	10,845	10,734

Total liabilities	162,056	171,765

Commitments and contingencies
Stockholders' equity:
Common stock	7	7
Additional paid-in capital	404,891	414,841
Accumulated other comprehensive income	304	182
Accumulated deficit	(21,400)	(34,402)

Total stockholders' equity	383,802	380,628

Total liabilities and stockholders' equity	$545,858	$552,393

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2008	2007
Revenues	$121,811	$129,851
Operating expenses:
Cost of revenues (including stock-based compensation, see Note 5)	27,839	29,247
Sales and marketing (including stock-based compensation, see Note 5)	36,781	46,025
Product development (including stock-based compensation, see Note 5)	12,902	13,471
General and administrative (including stock-based compensation, see Note 5)	20,884	15,489
Amortization of intangible assets	2,836	3,495
Restructuring charges	206	—

Total operating expenses	101,448	107,727

Operating income	20,363	22,124
Interest and other income, net	1,808	1,700
Interest expense	(166)	(360)

Income before income taxes	22,005	23,464
Provision for income taxes	9,003	10,436

Net income	$13,002	$13,028

Basic net income per share	$0.19	$0.20

Diluted net income per share	$0.19	$0.19

Shares used to calculate basic net income per share	68,145	65,627

Shares used to calculate diluted net income per share	69,727	68,080

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended March 31,
	2008	2007
Net income	$13,002	$13,028
Change in unrealized gain on short-term investments, net of tax of $97 and $42 for the quarters ended March 31, 2008 and 2007, respectively	167	64
Foreign currency translation	(45)	2

Comprehensive income	$13,124	$13,094

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2008	68,019	$7	$414,841	$182	$(34,402)	$380,628
Exercises of stock options	82	—	694	—	—	694
Vesting of restricted stock units	462	—	—	—	—	—
Repurchases of common stock	—	—	(6,162)	—	—	(6,162)
Dividends paid on shares outstanding and restricted stock units	—	—	(14,569)	—	—	(14,569)
Stock-based compensation	—	—	10,010	—	—	10,010
Change in unrealized gain on short-term investments, net of tax	—	—	—	167	—	167
Foreign currency translation	—	—	—	(45)	—	(45)
Tax benefits from equity awards	—	—	77	—	—	77
Net income	—	—	—	—	13,002	13,002

Balance at March 31, 2008	68,563	$7	$404,891	$304	$(21,400)	$383,802

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$13,002	$13,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,075	8,240
Stock-based compensation	10,010	4,047
Provision for (benefit from) doubtful accounts receivable	318	(206)
Deferred taxes, net	(327)	(430)
Tax benefits from equity awards	77	1,169
Excess tax benefits from equity awards	(226)	(868)
Other	136	238
Changes in operating assets and liabilities:
Accounts receivable	3,220	1,692
Other assets	5,908	(1,060)
Accounts payable and accrued liabilities	(15,536)	(7,028)
Member redemption liability	(805)	1,193
Deferred revenue	5,037	5,246
Other liabilities	110	(55)

Net cash provided by operating activities	28,999	25,206

Cash flows from investing activities:
Purchases of property and equipment	(2,799)	(5,797)
Purchases of short-term investments	(69,268)	(79,491)
Proceeds from maturities of short-term investments	22,985	4,245
Proceeds from sales of short-term investments	9,273	66,795
Cash paid for proposed acquisition	(682)	—
Proceeds from sales of assets, net	9	14

Net cash used for investing activities	(40,482)	(14,234)

Cash flows from financing activities:
Payments on capital leases	(4)	(4)
Proceeds from exercises of stock options	694	1,883
Repurchases of common stock	(6,162)	(2,657)
Payments for dividends	(14,569)	(13,727)
Excess tax benefits from equity awards	226	868

Net cash used for financing activities	(19,815)	(13,637)

Effect of exchange rate changes on cash and cash equivalents	(112)	(2)
Change in cash and cash equivalents	(31,410)	(2,667)
Cash and cash equivalents, beginning of period	149,507	19,252

Cash and cash equivalents, end of period	$118,097	$16,585

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. ("United Online" or the "Company") is a leading provider of consumer Internet and media services through a number of brands, including Classmates, MyPoints, NetZero, and Juno. The Company reports its business in two reportable operating segments: Classmates Media and Communications. The Company's Classmates Media services are online social networking and online loyalty marketing. The Company's primary Communications services are Internet access and email. On a combined basis, the Company's Web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing products and services for advertisers.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements for the quarters ended March 31, 2008 and 2007, which include United Online and its subsidiaries, are unaudited except for the condensed consolidated balance sheet information at December 31, 2007, which is derived from the Company's audited consolidated financial statements, filed on February 20, 2008 with the Securities and Exchange Commission ("SEC"), in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The Company's unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-K filed on February 20, 2008 with the SEC.

        The most significant areas of the unaudited condensed consolidated financial statements that require management judgment and which are susceptible to possible change in the near term include the Company's revenue recognition, goodwill, intangible assets and other long-lived assets, member redemption liability, income taxes, and legal contingencies.

        Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on the previously reported consolidated results of operations or stockholders' equity.

Recent Accounting Pronouncements

Business Combinations

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), Business Combinations. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141(R).

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

2.     BALANCE SHEET COMPONENTS

Short-Term Investments

        Short-term investments consisted of the following (in thousands):

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal securities	$64,163	$498	$(6)	$64,655
Government agencies	41,237	26	—	41,263

Total	$105,400	$524	$(6)	$105,918

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal securities	$68,546	$254	$—	$68,800

Total	$68,546	$254	$—	$68,800

        Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income on the unaudited condensed consolidated balance sheets. The Company had no material realized gains or losses from the sale of short-term investments in the quarters ended March 31, 2008 and 2007.

        The Company did not have any gross unrealized losses in its short-term investments at December 31, 2007. The following table summarizes the fair value and gross unrealized losses on the Company's short-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008
(in thousands):

	March 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal securities	$—	$—	$5,080	$(6)	$5,080	$(6)

Total	$—	—	$5,080	$(6)	$5,080	$(6)

        Maturities of short-term investments were as follows (in thousands):

	March 31, 2008
	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$58,247	$58,311
Maturing between 1 year and 4 years	47,153	47,607

Total	$105,400	$105,918

Accounts Receivable

        At March 31, 2008, two individual customers comprised 11% and 12% of the consolidated accounts receivable balance, respectively. For the quarters ended March 31, 2008 and 2007, the Company did not have any individual customers that comprised more than 10% of consolidated total revenues.

Other Current Assets

        Other current assets consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Prepaid expenses	$7,135	$8,198
Income taxes receivable	—	4,878
Gift cards related to member redemption liability	3,443	3,653
Interest receivable	994	1,448
Other	2,614	1,815

Total	$14,186	$19,992

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Employee compensation and related expenses	$13,726	$25,902
Income taxes payable	59	767
Other	4,207	3,917

Total	$17,992	$30,586

3.     FAIR VALUE MEASUREMENTS

        On January 1, 2008, the Company adopted certain provisions of SFAS No. 157, Fair Value Measurements, which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS No. 157 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company's consolidated financial statements. The provisions of SFAS No. 157 related to nonfinancial assets and liabilities will be effective for the Company on January 1, 2009 in accordance with FASB Staff Position ("FSP") FAS 157-2, Effective Date of FASB Statement No. 157 and will be applied prospectively. The Company is currently evaluating the impact that these additional provisions will have on the Company's consolidated financial statements. In accordance with FSP FAS 157-2, the Company will apply the provisions of SFAS No. 157 to property and equipment, goodwill and intangible assets at January 1, 2009.

        SFAS No. 157 establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets required to be carried at fair value on a recurring basis at March 31, 2008 (in thousands):

Description	Fair Value Measurements at March 31, 2008 Using Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)
Cash equivalents	$94,848
Available-for-sale securities	105,918

Total	$200,766

4.     STOCKHOLDERS' EQUITY

Common Stock Subject to Repurchase Rights

        At December 31, 2007, there were 350,000 shares of common stock that were subject to repurchase related to unvested shares under restricted stock agreements. The 350,000 restricted shares outstanding at December 31, 2007 vested entirely at the end of a four-year vesting period in January 2008, at which time 142,000 shares were withheld and employee withholding taxes of $1.5 million were paid.

Common Stock Repurchases

        The Company's Board of Directors authorized a common stock repurchase program (the "program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2008. From August 2001 through March 31, 2008, the Company had repurchased $139.2 million of its common stock under the program. We have not repurchased any shares of our common stock under the program since February 2005, and at March 31, 2008, the remaining amount available under the program was $60.8 million.

        Shares withheld upon vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the program. Upon vesting, the Company currently does not collect the applicable employee withholding taxes for restricted stock units from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. In the quarters ended March 31, 2008 and 2007, 546,000 and 194,000 shares, respectively, were withheld from restricted stock units and restricted stock awards that vested in order to pay the applicable employee withholding taxes.

Dividends

        Dividends are paid on shares of common stock and unvested restricted stock units outstanding as of the record date.

        In January 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The dividend was paid on February 29, 2008 and totaled $14.6 million.

        In April 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend is May 14, 2008 and the dividend is payable on May 30, 2008.

        The payment of future dividends is discretionary and is subject to determination by the Company's Board of Directors each quarter following its review of the Company's financial performance. Dividends are declared and paid out of the Company's surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware. In April 2008, the Company entered into a definitive merger agreement with FTD Group, Inc. ("FTD"), providing for the acquisition of FTD by the Company. See Note 9—"Subsequent Event" of these notes to unaudited condensed consolidated financial statements. Following the closing of that proposed acquisition, the Company expects to decrease its regular quarterly cash dividend from $0.20 per share of common stock to $0.10 per share of common stock.

5.     STOCK-BASED COMPENSATION PLANS

        The following table summarizes the stock-based compensation that has been included in the following captions within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended March 31,
	2008	2007
Operating expenses:
Cost of revenues	$220	$194
Sales and marketing	1,588	892
Product development	1,288	1,245
General and administrative	6,914	1,716

Total stock-based compensation	$10,010	$4,047

Classmates Media Corporation Equity Awards

        In connection with the preparation for the potential initial public offering ("IPO") by the Company's Classmates Media Corporation ("CMC") subsidiary, employment agreements were signed with certain employees, which guaranteed such employees an aggregate $13.0 million of value in restricted stock units in CMC. If the employment agreements are not modified, because the IPO was not effective by April 30, 2008, these equity awards will be issued as restricted stock units in the Company based on prices set forth in the employment agreements. Stock-based compensation associated with these equity awards has been recorded in the Company's consolidated financial statements from the execution dates of these agreements. In the March 2008 quarter, one of the employment agreements with a guaranteed value of $4.0 million in restricted stock units in CMC was canceled and $0.4 million of stock-based compensation was reversed and reflected in general and administrative expenses in the Company's unaudited condensed consolidated statement of operations for the quarter ended March 31, 2008.

Recent Awards

        Effective February 15, 2008, the Compensation Committee of the Board of Directors approved grants of 0.3 million restricted stock units with a fair value equal to $3.9 million to certain members of the Company's senior management. Each restricted stock unit entitles the recipient to receive one share of the Company's common stock upon vesting. The restricted stock units vest one-third annually over the three-year period beginning February 15, 2008.

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

        On March 14, 2008, the Compensation Committee of the Board of Directors awarded Mark. R. Goldston, the Company's Chairman, President and Chief Executive Officer, a restricted stock unit award covering a minimum of 200,000 shares of the Company's common stock and a maximum of 600,000 shares under the Company's 2001 Stock Incentive Plan. The 200,000-share minimum will vest and become issuable upon Mr. Goldston's continuation in the Company's service through February 28, 2011. The number of shares above that minimum that may vest and become issuable pursuant to the restricted stock unit award will depend on the Company's highest 30-day volume-weighted average closing share price for any consecutive 30-day period between December 1, 2010 and February 28, 2011. However, if, beginning July 1, 2009, the Company's closing share price is at least equal to the share price necessary to earn the maximum shares, and the volume-weighted average closing share price for the subsequent six months is at least equal to such share price, 600,000 shares of the restricted stock unit award will vest and become immediately issuable. Upon vesting, Mr. Goldston would be entitled to any dividend equivalents that are accrued with respect to any shares that vest.

6.     NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share for the quarters ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Quarter Ended March 31,
	2008	2007
Numerator:
Net income	$13,002	$13,028

Denominator:
Weighted-average common shares—basic	68,245	66,102
Less: weighted-average common shares subject to repurchase rights	(100)	(475)

Shares used to calculate basic net income per share	68,145	65,627

Add: Dilutive effect of stock options, restricted stock and employee stock purchase plan shares	1,582	2,453

Shares used to calculate diluted net income per share	69,727	68,080

Basic net income per share	$0.19	$0.20

Diluted net income per share	$0.19	$019

        The diluted net income per share computations exclude stock options and restricted stock units which are antidilutive. The number of antidilutive shares at March 31, 2008 and 2007 was 3.3 million and 3.0 million, respectively.

7.     SEGMENT INFORMATION

        Revenues and income from operations by segment are as follows (in thousands):

	Quarter Ended March 31, 2008
	Classmates Media	Communications	Total
Billable services	$31,241	$59,421	$90,662
Advertising	20,643	10,506	31,149

Total revenues	$51,884	$69,927	$121,811

Segment income from operations	$7,953	$20,485	$28,438

	Quarter Ended March 31, 2007
	Classmates Media	Communications	Total
Billable services	$22,227	$74,093	$96,320
Advertising	20,207	13,324	33,531

Total revenues	$42,434	$87,417	$129,851

Segment income from operations	$4,321	$26,043	$30,364

        The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. In addition, segment assets are not reported to, or used by, the chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, pursuant to SFAS No. 131, total segment assets have not been disclosed.

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2008	2007
Segment income from operations:
Classmates Media	$7,953	$4,321
Communications	20,485	26,043

Total segment income from operations	28,438	30,364
Depreciation	(5,239)	(4,745)
Amortization of intangible assets	(2,836)	(3,495)

Consolidated operating income	$20,363	$22,124

        International revenues totaled $3.4 million and $1.2 million for the quarters ended March 31, 2008 and 2007, respectively.

8.     RESTRUCTURING CHARGES

        In the quarter ended March 31, 2008, the Company recorded restructuring charges totaling $0.2 million associated with the closure of its Orem, Utah facility. The Company believes these activities will result in total restructuring charges of $0.7 million during 2008, comprised largely of employee termination benefits and facility-exit costs.

9.     SUBSEQUENT EVENT

        In April 2008, the Company entered into a definitive merger agreement with FTD, a leading provider of floral and related products and services to consumers and retail florists in the United States, Canada, the United Kingdom, and the Republic of Ireland, providing for the acquisition of FTD by the Company (the "Acquisition"). Under the terms of the merger agreement, the Company has agreed to pay FTD stockholders a total of $7.34 in cash, 0.4087 of a share of United Online common stock and $3.31 principal amount of United Online 13% senior secured notes due 2013 ("United Notes") for each share of FTD common stock they own. The total consideration payable by the Company to FTD stockholders is estimated to be approximately $456 million, consisting of $222 million in cash, 12.35 million shares of Company common stock and $100 million aggregate principal amount of United Notes, based on the Company's closing share price of $10.83 on April 29, 2008, the last trading day prior to the announcement of the transaction. The remaining portion of the approximate $800 million total purchase price consists of repayment of FTD indebtedness and expenses incurred in connection with the transaction. Upon closing of the proposed transaction, the former FTD stockholders will own approximately 15% of the Company.

        Under the terms of the merger agreement, the Company may elect to increase the per share cash consideration payable to FTD's stockholders by $2.81 in full substitution of the United Notes, in which case the Company would pay FTD stockholders a total of $10.15 in cash and 0.4087 of a share of United Online common stock in exchange for each share of FTD common stock in the Acquisition. In such case, the total consideration to FTD stockholders is estimated to be approximately $440 million, consisting of $307 million in cash and 12.34 million shares of United Online common stock, based on the Company's closing share price of $10.83 on April 29, 2008, the last trading day prior to the announcement of the transaction. The Company will determine the amount of cash, United Online common stock and, if applicable, United Notes consideration to be paid with respect to each share of FTD common stock in the Acquisition prior to the mailing of the definitive proxy/prospectus materials to FTD's stockholders.

        The Company intends to finance the Acquisition with a combination of debt, equity and cash of United Online. The debt financing is expected to consist of senior secured credit facilities (the "Credit Facilities") in an aggregate principal amount of up to $450 million, at FTD, to be provided by Wells Fargo Bank, National Association ("Wells Fargo") and the issuance by the Company of the United Notes. Of the $450 million, it is anticipated that up to $75 million will be a revolving line of credit which cannot be used to finance the Acquisition.

        The United Notes will be secured by a pledge of the stock of CMC and guaranteed by all of the Company's domestic subsidiaries other than FTD, FTD's direct parent and FTD's subsidiaries. The United Notes will be issued on the terms described in the Description of Notes ("Description of Notes") attached to the merger agreement.

        Pursuant to a commitment letter dated April 30, 2008 (the "Commitment Letter") with the Company, Wells Fargo has committed to provide the Credit Facilities, consisting of (i) a term loan A facility of up to $175 million, (ii) a term loan B facility of up to $200 million, and (iii) a revolving credit facility of up to $75 million. Loans will bear interest at either LIBOR or a base rate, in each case, plus a certain margin. The Credit Facilities will be secured by substantially all of FTD's assets. The Company has committed to using the Credit Facilities provided by Wells Fargo and, under certain circumstances, would be liable for various fees and expenses if the Company failed to honor its commitment.

        Wells Fargo's commitment is subject to the satisfaction of certain conditions, including, among other things, the execution of satisfactory documentation, the consummation of the equity issuance of United Online shares described above, its receipt of FTD's interim consolidated financial statements and other financial information, the satisfaction of the conditions in the merger agreement that are material to the interests of the lenders under the Credit Facilities, the absence of a material adverse effect at FTD, the achievement by FTD of at least $97.5 million of adjusted EBITDA, as defined in connection with the Credit Facilities, for the most recently completed trailing 12-month period ended at least 30 days prior to the Acquisition closing date for which financial statements are available, and the consummation of the defeasance of FTD's 7.75% senior subordinated notes due 2014 (or, in the Company's discretion, the Company's funding of the purchase of all such senior subordinated notes pursuant to a tender offer and consent solicitation by FTD and the defeasance of any such senior subordinated notes not so acquired in such tender offer). The Commitment Letter terminates on the earlier to occur of (i) the closing of the Acquisition without the use of the Credit Facilities, (ii) the termination of the merger agreement or (iii) the close of business on October 30, 2008.

        At March 31, 2008, the Company had incurred approximately $2.7 million in costs associated with the FTD transaction. These costs include charges associated with the Company's due diligence efforts and expenses related to the negotiation and financing of the Acquisition and have been included in other assets on the accompanying unaudited condensed consolidated balance sheet at March 31, 2008.

        The Company intends to file, with the SEC, a Registration Statement on Form S-4, which will include a proxy statement/prospectus of FTD and the Company and other relevant materials in connection with the proposed transaction. Investors and stockholders are urged to read the proxy statement/prospectus and Registration Statement, and any and all amendments or supplements thereto, when they become available because they will contain important information about the proposed transaction, including risk factors relating to the transaction, the FTD business, and the Company's proposed financing of the transaction.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the markets in which we compete, our pay accounts, our product and service offerings, the advertising market, operating expenses, operating efficiencies, revenues, dividends, including our intention to reduce the dividends following the closing of our proposed acquisition (the "Acquisition") of FTD Group, Inc., capital requirements, capital expenditures, tax payments, stock-based compensation, restructuring charges, our cash position, and the proposed Acquisition. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission set forth some of the important risk factors that may affect our business, financial position, results of operations, and cash flows. Statements indicating factors that we believe may impact our results or financial condition are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

Overview

        We are a leading provider of consumer Internet and media services through a number of brands including Classmates, MyPoints, NetZero, and Juno. Our Classmates Media segment services are online social networking and online loyalty marketing. Our primary Communications segment services are Internet access and email. On a combined basis, our Web properties attract a significant number of Internet users, and we offer a broad array of Internet marketing products and services for advertisers.

Segment Definitions

        We report our businesses in two reportable operating segments:

Segment	Internet Services
Classmates Media	Social networking and loyalty marketing
Communications	Internet access, email, Internet security, and Web hosting

Segment Services

Classmates Media

        Our Classmates Media services include online social networking under the Classmates brand and online loyalty marketing under the MyPoints brand. Our Classmates Media services also include international social networking under the StayFriends and Trombi brands. For additional information regarding our Classmates Media segment, see Note 7—"Segment Information" of the notes to unaudited condensed consolidated financial statements, which appears in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Communications

        Our Communications pay services principally include consumer dial-up Internet access and email under the NetZero and Juno brands. We also offer several additional pay services, such as DSL services, Internet security services, Web hosting services and premium email. For additional information regarding our Communications segment, see Note 7—"Segment Information" of the notes to unaudited condensed consolidated financial statements, which appears in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

        Churn.    To evaluate the retention characteristics of our membership base, we also monitor the percentage of pay accounts that terminate or expire, which we refer to as our average monthly churn rate. Our average monthly churn rate is calculated as the total number of pay accounts that terminated or expired in a period divided by the average number of pay accounts for the same period, divided by the number of months in that period. Our average monthly churn percentage may fluctuate from period to period due to our mix of subscription terms, which affects the timing of subscription expirations, and other factors. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. Except with respect to our social networking pay accounts, we do not include in our churn calculation those accounts canceled during the first 30 days of service unless the accounts have upgraded from free accounts, although a number of such accounts will be included in our account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not necessarily considered to have canceled a pay account depending on the services and, as such, our overall churn rate is not necessarily indicative of the percentage of subscribers cancelling any particular service.

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

        The following table sets forth, for the dates or three-month periods presented, as applicable, our pay accounts (at the end of the period), segment revenues, ARPU (monthly average for the period), churn (monthly average for the period) and active accounts.

	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Consolidated:
Total pay accounts(a) (in thousands)	5,564	5,349	5,239	5,118	4,984
Churn(a)	4.5%	4.6%	4.8%	4.6%	4.7%
Classmates Media:
Segment revenues (in thousands)	$51,884	$53,273	$49,972	$47,740	$42,434
% of Total revenues	42.6%	42.5%	39.4%	36.3%	32.7%
Pay accounts (in thousands)	3,521	3,199	2,983	2,710	2,433
% of Total pay accounts	63.3%	59.8%	56.9%	53.0%	48.8%
Segment churn	4.3%	4.7%	4.6%	4.6%	4.5%
ARPU	$3.10	$3.26	$3.33	$3.32	$3.22
Segment active accounts(b) (in millions)	13.9	12.6(c )	12.8	11.7	11.4
Communications:
Segment revenues (in thousands)	$69,927	$72,137	$76,853	$83,677	$87,417
% of Total revenues	57.4%	57.5%	60.6%	63.7%	67.3%
Pay accounts(a) (in thousands):
Access	1,682	1,786	1,886	2,016	2,158
Other	361	364	370	392	393

Total Communications pay accounts	2,043	2,150	2,256	2,408	2,551

% of Total pay accounts	36.7%	40.2%	43.1%	47.0%	51.2%
Segment churn(a)	4.8%	4.4%	4.9%	4.7%	4.9%
ARPU	$9.45	$9.28	$9.45	$9.61	$9.43
Segment active accounts (in millions)	3.1	3.3	3.5	3.7	3.9

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

(b)
The number of active international accounts prior to the quarter ended June 30, 2007 was derived by dividing the actual total number of visits to the Web sites during the period by an estimate of the number of times a user returned to the Web sites during the period.

(c)
We believe the actual number of Classmates Media segment active accounts for the quarter ended December 31, 2007 was approximately 12.8 million, although a technical reporting issue interfered with our ability to collect certain visit data for a brief period.

Potential Subsidiary Initial Public Offering of Classmates Media Corporation

        Classmates Media Corporation, or CMC, was formed in August 2007 for the purposes of consolidating our Classmates, The Names Database and MyPoints business units in preparation of an initial public offering, or IPO, by CMC. The businesses were contributed to CMC by us on August 9, 2007. In August 2007, CMC filed a Form S-1 registration statement with the Securities and Exchange Commission, or SEC, for the IPO of its common stock.

        In December 2007, we determined that proceeding with the IPO under then-current market conditions was not in the best interests of our stockholders and CMC withdrew its Form S-1 registration statement previously filed with the SEC. Approximately $0.5 million of transaction costs were determined not to have continuing value after the withdrawal of the IPO and were expensed in the quarter ended December 31, 2007. It remains our strategy to complete an IPO of CMC. As such, certain additional IPO transaction-related costs totaling $3.9 million have been deferred and are included in other assets on our unaudited condensed consolidated balance sheet at March 31, 2008. If we do not proceed with this strategy, these deferred costs will be expensed and included in the Classmates Media segment operating results as well as in our consolidated statements of operations in a future period.

Results of Operations

        The following tables set forth, for the periods presented, selected historical statements of operations data. The information contained in the tables below should be read in conjunction with Liquidity and Capital Resources, Contractual Obligations, and Other Commitments included in this Item 2 as well as the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

        Consolidated information was as follows (in thousands):

	Quarter Ended March 31,
	2008	2007
Billable services	$90,662	$96,320
Advertising	31,149	33,531

Total revenues	121,811	129,851

Operating expenses:
Cost of revenues	27,839	29,247
Sales and marketing	36,781	46,025
Product development	12,902	13,471
General and administrative	20,884	15,489
Amortization of intangible assets	2,836	3,495
Restructuring charges	206	—

Total operating expenses	101,448	107,727

Operating income	20,363	22,124
Interest and other income, net	1,808	1,700
Interest expense	(166)	(360)

Income before income taxes	22,005	23,464
Provision for income taxes	9,003	10,436

Net income	$13,002	$13,028

        Information for our two reportable operating segments was as follows (in thousands):

	Classmates Media		Communications
	Quarter Ended March 31,		Quarter Ended March 31,
	2008	2007	2008	2007
Billable services	$31,241	$22,227	$59,421	$74,093
Advertising	20,643	20,207	10,506	13,324

Total revenues	51,884	42,434	69,927	87,417

Operating expenses:
Cost of revenues	9,287	8,892	16,203	18,353
Sales and marketing	19,558	20,398	17,113	25,500
Product development	5,207	3,501	6,161	8,909
General and administrative	9,879	5,322	9,759	8,612
Restructuring charges	—	—	206	—

Total operating expenses	43,931	38,113	49,442	61,374

Segment income from operations	$7,953	$4,321	$20,485	$26,043

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2008	2007
Segment income from operations:
Classmates Media	$7,953	$4,321
Communications	20,485	26,043

Total segment income from operations	28,438	30,364
Depreciation	(5,239)	(4,745)
Amortization of intangible assets	(2,836)	(3,495)

Consolidated operating income	$20,363	$22,124

Quarter Ended March 31, 2008 compared to Quarter Ended March 31, 2007

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

        Consolidated Billable Services Revenues.    Consolidated billable services revenues decreased by $5.7 million, or 6%, to $90.7 million for the quarter ended March 31, 2008, compared to $96.3 million for the quarter ended March 31, 2007. The decrease in billable services revenues for the quarter ended March 31, 2008 was due to a decrease in revenues from our Communications segment, partially offset by an increase in revenues from our Classmates Media segment. Billable services revenues related to our Classmates Media segment and our Communications segment constituted 34.5% and 65.5%, respectively, of our consolidated billable services revenues for the quarter ended March 31, 2008, compared to 23.1% and 76.9%, respectively, for the quarter ended March 31, 2007. We anticipate that our consolidated billable services revenues will continue to decline in 2008 when compared to 2007 as a result of an expected continued decline in Communications billable services revenues which is expected to exceed the anticipated increase in Classmates Media billable services revenues.

        Classmates Media Billable Services Revenues.    Classmates Media billable services revenues increased by $9.0 million, or 41%, to $31.2 million for the quarter ended March 31, 2008, compared to $22.2 million for the quarter ended March 31, 2007. The increase in Classmates Media billable services revenues was due to a 46% increase in our average number of pay accounts from 2.3 million for the quarter ended March 31, 2007 to 3.4 million for the quarter ended March 31, 2008. This increase was partially offset by a 4% decrease in ARPU from $3.22 for the quarter ended March 31, 2007 to $3.10 for the quarter ended March 31, 2008. The decrease in ARPU was primarily attributable to limited-time promotional offerings in the fourth quarter of 2007 and, to a lesser extent, a greater percentage of pay accounts represented by international social networking pay accounts which have lower-priced subscription plans compared to the U.S. We did not offer similar promotional discounts in the quarter ended March 31, 2008. We anticipate our Classmates Media pay accounts and billable services revenues will continue to grow, at least in the near term.

        Communications Billable Services Revenues.    Communications billable services revenues decreased by $14.7 million, or 20%, to $59.4 million for the quarter ended March 31, 2008, compared to $74.1 million for the quarter ended March 31, 2007. The decrease in Communications billable services revenues was due to a 24% decrease in our average number of dial-up access pay accounts from 2.2 million for the quarter ended March 31, 2007 to 1.7 million for the quarter ended March 31, 2008. In addition, the decrease in revenues was partially due to a $0.6 million decrease in revenues associated with our VoIP business, which we exited during 2007. These decreases were partially offset by an increase in revenues from our DSL services in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. We anticipate continued declines in our Communications pay accounts and, potentially, ARPU, which will result in continued declines in Communications billable services revenues.

Advertising Revenues

        We provide advertising solutions to marketers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities across our various properties. We also use targeting technologies, Web site sponsorships and Web site integrations in order to provide effective solutions for advertisers.

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

        Our loyalty marketing service revenues are derived almost entirely from advertising fees, consisting primarily of fees generated when emails are transmitted to members, when members respond to emails and when members complete online transactions. We sell marketing solutions to advertisers with both brand and direct response objectives through a full suite of display, email and other advertising opportunities. We also use targeting technologies and Web site integrations in order to provide effective solutions for advertisers.

        Our Communications services generate advertising revenues from our search agreement with Yahoo!, display advertisements, referring members to third-party Web sites or services, and online market research. Substantially all of our Communications advertising revenues are generated from our Internet access services. We host and customize the initial Web site displayed to users of our Internet access services. This Web site, or "start page," displays sponsored links to a variety of content, products and services, including Internet search. We also display a toolbar on Internet access users' screens throughout their online access sessions that is generally visible regardless of the particular Web site they visit. The toolbar contains Internet search functionality and a variety of buttons, icons and drop-down menus. A variety of advertising opportunities also exist through our email platforms.

        Consolidated Advertising Revenues.    Consolidated advertising revenues decreased by $2.4 million, or 7%, to $31.1 million for the quarter ended March 31, 2008, compared to $33.5 million for the quarter ended March 31, 2007. The decrease was primarily attributable to a decrease in advertising revenues in our Communications segment, partially offset by an increase in advertising revenues in our Classmates Media segment. Advertising revenues related to our Classmates Media segment and our Communications segment constituted 66.3% and 33.7%, respectively, of our consolidated advertising revenues for the quarter ended March 31, 2008, compared to 60.3% and 39.7%, respectively, for the quarter ended March 31, 2007.

        Classmates Media Advertising Revenues.    Classmates Media advertising revenues increased by $0.4 million, or 2%, to $20.6 million for the quarter ended March 31, 2008, compared to $20.2 million for the quarter ended March 31, 2007. The increase was primarily related to a $1.4 million increase in revenues from our loyalty marketing service and, to a lesser extent, a $0.3 million increase in revenues associated with our international social networking services. These increases were partially offset by a $1.3 million decrease in revenues from post-transaction sales resulting from a change in our advertising partner in the fourth quarter of 2007. Our new partners have not generated as much revenue as generated by the agreement with the previous advertiser. We anticipate decreased revenues from post-transaction sales in 2008 compared to 2007.

        Communications Advertising Revenues.    Communications advertising revenues decreased by $2.8 million, or 21%, to $10.5 million for the quarter ended March 31, 2008, from $13.3 million for the quarter ended March 31, 2007. The decrease was primarily attributable to a decrease in "start page" advertising revenue and, to a lesser extent, search revenues, as a result of a decrease in pay accounts. We anticipate that Communications advertising revenues will decrease going forward as a result of decreasing pay accounts.

Cost of Revenues

        Cost of revenues includes telecommunications and data center costs; costs of providing rewards to members of our loyalty marketing service; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; email technical support and license fees; costs related to providing telephone technical support; customer billing and billing support for our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; and domain name registration fees. Costs associated with our social networking services are relatively fixed. Costs associated with our loyalty marketing service, primarily costs of providing rewards to members, are largely variable based on revenues. The majority of the costs that comprise our Communications cost of revenues are variable. As such, our Communications cost of revenues as a percentage of revenues is highly dependent on our ARPU, our average hourly telecommunications cost and usage, and our average customer billing and billing support costs per pay account.

        Consolidated Cost of Revenues.    Consolidated cost of revenues decreased by $1.4 million, or 5%, to $27.8 million for the quarter ended March 31, 2008, compared to $29.2 million for the quarter ended March 31, 2007. The decrease was primarily due to decreased costs associated with our Communications segment, partially offset by increased costs associated with our Classmates Media segment and a $0.3 million increase in depreciation. Cost of revenues related to our Classmates Media segment and our Communications segment constituted 36.4% and 63.6%, respectively, of our total segment cost of revenues for the quarter ended March 31, 2008, compared to 32.6% and 67.4%, respectively, for the quarter ended March 31, 2007.

        Classmates Media Cost of Revenues.    Classmates Media cost of revenues increased by $0.4 million, or 4%, to $9.3 million, or 17.9% of Classmates Media revenues, for the quarter ended March 31, 2008, compared to $8.9 million, or 21.0% of Classmates Media revenues, for the quarter ended March 31, 2007. The increase in costs was primarily related to a $0.6 million increase in overhead, personnel and customer support-related costs associated with our social networking services, partially offset by a $0.2 million decrease in costs associated with our loyalty marketing service, primarily associated with lower point costs in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.

        Communications Cost of Revenues.    Communications cost of revenues decreased by $2.2 million, or 12%, to $16.2 million, or 23.2% of Communications revenues, for the quarter ended March 31, 2008, compared to $18.4 million, or 21.0% of Communications revenues, for the quarter ended March 31, 2007. The decrease in costs was primarily due to a $2.6 million decrease in telecommunications costs associated with our dial-up Internet access business due to a decrease in the number of pay accounts, a decrease in hourly usage per pay account as well as slightly lower average hourly telecommunications costs. In addition, Communications costs of revenues decreased as a result of a $0.6 million decrease in costs associated with our VoIP services as a result of our decision during 2007 to exit the VoIP business; a $0.6 million decrease in customer support and billing-related costs in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 as a result of a decrease in the number of dial-up Internet access pay accounts and a decrease in the hourly rate charged by our third-party vendor; and a $0.5 million decrease in overhead costs. These decreases were partially offset by a $2.4 million increase in costs associated with our DSL services.

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

        Consolidated Sales and Marketing Expenses.    Consolidated sales and marketing expenses decreased by $9.2 million, or 20%, to $36.8 million, or 30.2% of consolidated revenues, for the quarter ended March 31, 2008, compared to $46.0 million, or 35.4% of consolidated revenues, for the quarter ended March 31, 2007. The declines were primarily attributable to a reduction in marketing expenses related to our Communications segment and, to a lesser extent, a decrease in marketing expenses related to our Classmates Media segment. Sales and marketing expenses related to our Classmates Media segment and our Communications segment constituted 53.3% and 46.7%, respectively, of total segment sales and marketing expenses for the quarter ended March 31, 2008 versus 44.4% and 55.6%, respectively, for the quarter ended March 31, 2007.

        Classmates Media Sales and Marketing Expenses.    Classmates Media sales and marketing expenses decreased by $0.8 million, or 4%, to $19.6 million, or 37.7% of Classmates Media revenues, for the quarter ended March 31, 2008, compared to $20.4 million, or 48.1% of Classmates Media revenues, for the quarter ended March 31, 2007. The decrease was the result of a $0.5 million decrease in personnel- and overhead-related expenses and a $0.5 million decrease in marketing costs related to acquiring new members.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $8.4 million, or 33%, to $17.1 million, or 24.5% of Communications revenues, for the quarter ended March 31, 2008, compared to $25.5 million, or 29.2% of Communications revenues, for the quarter ended March 31, 2007. This decrease was attributable to a $6.8 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services and a $1.6 million decrease in personnel- and overhead-related expenses as a result of lower headcount. These decreases were partially offset by a $0.5 million increase in stock-based compensation primarily related to new equity awards issued in 2007 and the quarter ended March 31, 2008.

Product Development

        Product development expenses include expenses for the maintenance of existing software and technology and the development of new or improved software and technology, including personnel-related expenses for the software engineering department and the costs associated with operating our facility in India. Costs incurred by us to manage and monitor our product development activities are expensed as incurred. Costs relating to the acquisition and development of internal-use software are capitalized and depreciated over their estimated useful lives, generally three years.

        Consolidated Product Development Expenses.    Consolidated product development expenses decreased by $0.6 million, or 4%, to $12.9 million, or 10.6% of consolidated revenues, for the quarter ended March 31, 2008, compared to $13.5 million, or 10.4% of consolidated revenues, for the quarter ended March 31, 2007. The decrease in costs was attributable to a decrease in expenses in the Communications segment, partially offset by an increase in expenses in the Classmates Media segment and a $0.5 million increase in depreciation. Product development expenses related to our Classmates Media segment and our Communications segment constituted 45.8% and 54.2%, respectively, of total segment product development expenses for the quarter ended March 31, 2008, compared to 28.2% and 71.8%, respectively, for the quarter ended March 31, 2007.

        Classmates Media Product Development Expenses.    Classmates Media product development expenses increased by $1.7 million, or 49%, to $5.2 million, or 10.0% of Classmates Media revenues, for the quarter ended March 31, 2008, compared to $3.5 million, or 8.3% of Classmates Media revenues, for the quarter ended March 31, 2007. The increase was primarily due to a $1.4 million increase in personnel-related expenses due to increased headcount and, to a lesser extent, a $0.2 million increase in overhead-related expenses.

        Communications Product Development Expenses.    Communications product development expenses decreased by $2.7 million, or 31%, to $6.2 million, or 8.8% of Communications revenues, for the quarter ended March 31, 2008, compared to $8.9 million, or 10.2% of Communications revenues, for the quarter ended March 31, 2007. The declines were primarily the result of a $2.7 million decrease in personnel-related expenses as a result of lower headcount. We anticipate that Communications product development expenses will continue to decline in 2008 when compared to 2007 as a result of a restructuring-related reduction in the number of product development employees in this segment in October 2007.

General and Administrative

        General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources, facilities, and internal customer support personnel. In addition, general and administrative expenses include, among other costs, professional fees for legal, accounting and financial services; non-income taxes; insurance; occupancy and other overhead-related costs; and expenses incurred and credits received as a result of certain legal settlements.

        We anticipate that general and administrative expenses, in the aggregate and as a percentage of revenues, will increase significantly in 2008 when compared to 2007 at both the consolidated and the segment levels. We anticipate the increase will be primarily a result of an increase in stock-based compensation. We expect stock-based compensation to increase as a result of several factors, including: the likelihood that bonuses for certain members of senior management for the year ending December 31, 2008 (the "2008 Bonuses") will be paid primarily in shares of our common stock whereas such bonuses were historically paid primarily in cash; the effect of shares of common stock and restricted stock units awarded in the first quarter of fiscal 2008; and the effect of restricted stock units awarded in 2007 to members of senior management in connection with the renewal of employment agreements or in connection with initial employment agreements. The payment of the 2008 Bonuses in shares of common stock as opposed to cash, while increasing stock-based compensation, is not anticipated to have a significant impact on general and administrative expenses in 2008.

        Consolidated General and Administrative Expenses.    Consolidated general and administrative expenses increased by $5.4 million, or 35%, to $20.9 million, or 17.1% of consolidated revenues, for the quarter ended March 31, 2008, compared to $15.5 million, or 11.9% of consolidated revenues, for the quarter ended March 31, 2007. The increases were due to an increase in expenses associated with our Classmates Media segment and, to a lesser extent, an increase in expenses associated with our Communications segment, partially offset by a $0.3 million decrease in depreciation. General and administrative expenses related to our Classmates Media segment and our Communications segment constituted 50.3% and 49.7%, respectively, of total segment general and administrative expenses for the quarter ended March 31, 2008, compared to 38.2% and 61.8%, respectively, for the quarter ended March 31, 2007.

        Classmates Media General and Administrative Expenses.    Classmates Media general and administrative expenses increased by $4.6 million, or 86%, to $9.9 million, or 19.0% of Classmates Media revenues, for the quarter ended March 31, 2008, compared to $5.3 million, or 12.5% of Classmates Media revenues, for the quarter ended March 31, 2007. The increases were primarily related to a $2.8 million increase in stock-based compensation primarily related to guaranteed equity awards to be issued to certain members of senior management and to recent equity awards, a $0.8 million increase in personnel-related expenses due to increased headcount, and a $0.7 million increase in facilities and other overhead-related costs.

        Communications General and Administrative Expenses.    Communications general and administrative expenses increased by $1.1 million, or 13%, to $9.8 million, or 14.0% of Communications revenues, for the quarter ended March 31, 2008, compared to $8.6 million, or 9.9% of Communications revenues, for the quarter ended March 31, 2007. The increase was due to a $2.4 million increase in stock-based compensation primarily related to equity awards issued in 2007 and in the quarter ended March 31, 2008. The increase was partially offset by a $0.7 million decrease in personnel-related expenses as a result of lower headcount, a $0.4 million decrease in facilities and other overhead-related expenses and a $0.2 million decrease in recruiting and relocation costs.

Amortization of Intangible Assets

        Amortization of intangible assets principally includes amortization of: acquired pay accounts and free accounts; acquired trademarks and trade names; purchased software and technologies; and other identifiable intangible assets. In accordance with the provisions set forth in SFAS No. 142, goodwill is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would indicate the fair value of a reporting unit is below its carrying value.

        Consolidated amortization of intangible assets decreased by $0.7 million, or 19%, to $2.8 million for the quarter ended March 31, 2008, compared to $3.5 million for the quarter ended March 31, 2007. The decrease was primarily attributable to the accelerated amortization of intangible assets in earlier years associated with our Classmates acquisition in November 2004 and, to a lesser extent, a decrease in amortization in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 as a result of certain assets from our acquisition of our Web-hosting assets in April 2004 becoming fully amortized in March 2007.

Restructuring Charges

        In the quarter ended March 31, 2008, we recorded restructuring charges totaling $0.2 million associated with the closure of our Orem, Utah facility. We believe these activities will result in total restructuring charges of $0.7 million during 2008, comprised largely of employee termination benefits and facility-exit costs, and a $0.2 million increase from our previous estimate of $0.5 million.

Interest and Other Income, Net

        Interest income consists of earnings on our cash, cash equivalents and short-term investments. Other income, net, consists of realized gains and losses recognized in connection with the sale of short-term investments.

        Interest and other income, net, increased by $0.1 million, or 6%, to $1.8 million for the quarter ended March 31, 2008, compared to $1.7 million for the quarter ended March 31, 2007 primarily due to an increase in cash, cash equivalents and short-term investments, partially offset by lower average interest rates. Net realized gains on sales of our short-term investments were not significant for the quarters ended March 31, 2008 and 2007.

Interest Expense

        Interest expense consists of interest expense on capital leases, the amortization of premiums on certain of our short-term investments, and imputed interest on the acquired member redemption liability related to our acquisition of MyPoints in April 2006, which was amortized through the quarter ended September 30, 2007.

        Interest expense decreased by $0.2 million, or 54%, to $0.2 million for the quarter ended March 31, 2008, compared to $0.4 million for the quarter ended March 31, 2007.

Provision for Income Taxes

        For the quarter ended March 31, 2008, we recorded an income tax provision of $9.0 million on pre-tax income of $22.0 million, resulting in a year-to-date effective income tax rate of 40.9%. For the quarter ended March 31, 2007, we recorded an income tax provision of $10.4 million on pre-tax income of $23.5 million, resulting in a year-to-date effective income tax rate of 44.5%. The decrease in the effective income tax rate was primarily due to (1) the benefits of a lower state income tax rate, net of federal benefit, as a result of changes to our state nexus profile and (2) the release of a portion of the deferred tax valuation allowance in the quarter ended March 31, 2008 attributable to the actual utilization of certain foreign net operating loss carryforwards. These benefits were partially offset by (1) an increase in stock-based compensation in the quarter ended March 31, 2008 compared to the prior-year comparable period that is limited under Section 162(m) of the Internal Revenue Code and (2) lower amounts of tax-free interest income generated in the quarter ended March 31, 2008 compared to the prior-year comparable period. The quarterly effective income tax rate is subject to fluctuation due to discrete items.

Liquidity and Capital Resources

        Our total cash, cash equivalent and short-term investments balances increased by $5.7 million, or 3%, to $224.0 million at March 31, 2008, compared to $218.3 million at December 31, 2007. Our summary cash flows for the quarters ended March 31, 2008 and 2007 were as follows (in thousands):

	March 31,
	2008	2007
Net cash provided by operating activities	$28,999	$25,206
Net cash used for investing activities	$(40,482)	$(14,234)
Net cash used for financing activities	$(19,815)	$(13,637)

        In April 2008, we entered into a definitive merger agreement with FTD Group, Inc. ("FTD"), a leading provider of floral and related products and services to consumers and retail florists in the United States, Canada, the United Kingdom, and the Republic of Ireland, providing for the acquisition of FTD by us. Under the terms of the merger agreement, we have agreed to pay FTD stockholders a total of $7.34 in cash, 0.4087 of a share of United Online common stock and $3.31 principal amount of United Online 13% senior secured notes due 2013 ("United Notes") for each share of FTD common stock they own. The total consideration payable by us to FTD stockholders is estimated to be approximately $456 million, consisting of $222 million in cash, 12.35 million shares of United Online common stock and $100 million aggregate principal amount of United Notes, based on our closing share price of $10.83 on April 29, 2008, the last trading day prior to the announcement of the transaction. The remaining portion of the approximate $800 million total purchase price consists of repayment of FTD indebtedness and expenses incurred in connection with the transaction. Upon closing of the proposed transaction, the former FTD stockholders will own approximately 15% of United Online.

        Under the terms of the merger agreement, we may elect to increase the per share cash consideration payable to FTD's stockholders by $2.81 in full substitution of the United Notes, in which case we would pay FTD stockholders a total of $10.15 in cash and 0.4087 of a share of United Online common stock in exchange for each share of FTD common stock in the Acquisition. In such case, the total consideration to FTD stockholders is estimated to be approximately $440 million, consisting of $307 million in cash and 12.34 million shares of United Online common stock, based on our closing share price of $10.83 on April 29, 2008, the last trading day prior to the announcement of the transaction. We will determine the amount of cash, United Online common stock and, if applicable, United Notes consideration to be paid with respect to each share of FTD common stock in the Acquisition prior to the mailing of the definitive proxy/prospectus materials to FTD's stockholders.

        We intend to finance the Acquisition with a combination of debt, equity and cash of United Online. The debt financing is expected to consist of senior secured credit facilities (the "Credit Facilities") in an aggregate principal amount of up to $450 million, at FTD, to be provided by Wells Fargo Bank, National Association ("Wells Fargo") and the issuance by us of the United Notes. Of the $450 million, it is anticipated that up to $75 million will be a revolving line of credit which cannot be used to finance the Acquisition.

        The United Notes will be secured by a pledge of the stock of CMC and guaranteed by all of our domestic subsidiaries other than FTD, FTD's direct parent and FTD's subsidiaries. The United Notes will be issued on the terms described in the Description of Notes ("Description of Notes") attached to the merger agreement.

        Pursuant to a commitment letter dated April 30, 2008 (the "Commitment Letter") with us, Wells Fargo has committed to provide the Credit Facilities, consisting of (i) a term loan A facility of up to $175 million, (ii) a term loan B facility of up to $200 million, and (iii) a revolving credit facility of up to $75 million. Loans will bear interest at either LIBOR or a base rate, in each case, plus a certain margin. The Credit Facilities will be secured by substantially all of FTD's assets. We have committed to using the Credit Facilities provided by Wells Fargo and, under certain circumstances, would be liable for various fees and expenses if we failed to honor our commitment.

        Wells Fargo's commitment is subject to the satisfaction of certain conditions, including, among other things, the execution of satisfactory documentation, the consummation of the equity issuance of United Online shares described above, its receipt of FTD's interim consolidated financial statements and other financial information, the satisfaction of the conditions in the merger agreement that are material to the interests of the lenders under the Credit Facilities, the absence of a material adverse effect at FTD, the achievement by FTD of at least $97.5 million of adjusted EBITDA, as defined in connection with the Credit Facilities, for the most recently completed trailing 12-month period ended at least 30 days prior to the Acquisition closing date for which financial statements are available, and the consummation of the defeasance of FTD's 7.75% senior subordinated notes due in 2014 (or, in our discretion, our funding of the purchase of all such senior subordinated notes pursuant to a tender offer and consent solicitation by FTD and the defeasance of any such senior subordinated notes not so acquired in such tender offer). The Commitment Letter terminates on the earlier to occur of (i) the closing of the Acquisition without the use of the Credit Facilities, (ii) the termination of the merger agreement or (iii) the close of business on October 30, 2008.

        Net cash provided by operating activities increased by $3.8 million, or 15%, for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. Net cash provided by operating activities is driven by our net income adjusted for non-cash items, including, but not limited to, depreciation and amortization, provision for doubtful accounts receivable, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, deferred taxes, tax benefits from equity awards and changes in operating assets and liabilities. The increase was primarily due a $6.0 million increase in non-cash items, partially offset by a $2.1 million unfavorable change in net operating assets and liabilities.

        Net cash used for investing activities increased by $26.2 million, or 184%, for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The increase was primarily the result of a $28.6 million increase in net purchases of short-term investments, partially offset by a $3.0 million decrease in purchases of property and equipment.

        We have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we will need to make further investments in the future. Capital expenditures for the quarter ended March 31, 2008 were $2.8 million. We currently anticipate that our total capital expenditures for 2008 will be in the range of $18 million to $23 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $6.2 million, or 45%, for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The increase was related to a $3.5 million increase in repurchases of common stock in connection with shares withheld upon vesting of restricted stock awards and restricted stock units to pay applicable employee withholding taxes; a $1.2 million decrease in proceeds from the exercise of stock options; a $0.8 million increase in the payment of dividends; and a $0.6 million decrease in excess tax benefits from equity awards.

        In January 2008, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock, which was paid on February 29, 2008 and totaled $14.6 million. In April 2008, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend is May 14, 2008 and the dividend will be paid on May 30, 2008. Following the closing of the proposed Acquisition, we expect to decrease our regular quarterly cash dividend from $0.20 per share to $0.10 per share. In addition, the United Notes impose certain restrictions on our ability to pay dividends following the closing of the Acquisition, and as a result of the terms of the Credit Facilities, cash flows at FTD will, in general, not be available to United Online and its subsidiaries (other than subsidiaries of FTD). The payment of future dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial performance and other factors. The payment of dividends will negatively impact cash flows from financing activities.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. Our Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2008. From August 2001 through March 31, 2008, we had repurchased a total of $139.2 million of our common stock under the program. We have not repurchased any shares of our common stock under the program since February 2005, and at March 31, 2008, the remaining amount available under the program was $60.8 million. Other than pursuant to the program or in connection with the withholding of shares in connection with the vesting of restricted stock units as discussed below, the merger agreement for the proposed acquisition imposes restrictions on our ability to repurchase shares of our common stock prior to the closing. Following the Acquisition closing, the United Notes impose certain restrictions on our ability to repurchase shares of our common stock.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units we award to employees. Upon vesting, we currently do not collect the applicable employee withholding taxes for restricted stock units from employees. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the program. Similar to repurchases of common stock under the program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the quarters ended March 31, 2008 and 2007 were $6.2 million and $2.7 million, respectively, for which we withheld 546,000 shares and 194,000 shares of common stock, respectively, that were underlying the restricted stock units which vested. The amount we pay in future quarters will vary based on our stock price and the number of restricted stock units vesting during the quarter.

        On August 8, 2007, Classmates Online, Inc. and MyPoints.com, Inc. declared a dividend to us, which was evidenced by unsecured notes payable in the aggregate principal amount of $50.0 million (the "Notes"). The Notes bear interest at an annual rate of 9.625%, payable quarterly in arrears. No principal is due on the Notes until maturity on August 31, 2013, and the Notes may be repaid in whole or in part at any time prior to maturity without penalty. Historically, our net cash provided by operating activities has been positively impacted by our Classmates and MyPoints businesses which have been transferred to CMC. We attempted to effect an IPO of CMC in the fourth quarter of 2007. However, CMC withdrew its Form S-1 registration statement previously filed with the SEC for the proposed IPO in December 2007 due to then-current market conditions. It remains our strategy to complete an IPO of CMC. If an IPO occurs, the Notes may be repaid in whole or in part from the proceeds from the offering, although there can be no assurance that the IPO will occur or that the Notes will be repaid. If the IPO were to occur, it is likely that the net cash provided by operating, investing and financing activities associated with CMC will remain with CMC and will not be available for our use. As such, cash flows available to us may significantly decrease if an IPO of CMC is consummated. In addition, the United Notes provide that, in the event CMC completes an IPO, we must retire $50 million of the United Notes at par and repay accrued but unpaid interest on the retired United Notes.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the near term. We intend to use our existing cash balances and future cash generated from operations to fund, among other things, dividend payments, if declared by our Board of Directors; to develop and acquire other services, businesses or technologies with our focus in the near term primarily on the proposed acquisition of FTD; to repurchase our common stock underlying restricted stock units and pay the employee withholding taxes due on vested restricted stock units; and to fund future capital expenditures. To fund the acquisition of FTD, however, we intend to use a substantial portion of our cash balances and to incur significant indebtedness. In accordance with the terms of the Credit Facilities with Wells Fargo and the United Notes, there will be significant limitations on our ability to use cash flows from operations generated by our Communications and Classmates Media segments for the benefit of FTD and, conversely, there will be significant limitations on our ability to use cash flows from operations generated by FTD for the benefit of United Online or the Communications and Classmates Media segments. Following the Acquisition, among other factors, the degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital. In addition, a significant amount of our cash generated from operations will be used for debt service.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from developing new or enhancing existing services or products, repurchasing our common stock, acquiring other services, businesses or technologies or funding significant capital expenditures, and have a material adverse effect on our business, financial position, results of operations, and cash flows as well as impair our ability to pay future dividends. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock.

Contractual Obligations

        Contractual obligations at March 31, 2008 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Capital leases	$9	$9	$—	$—	$—
Operating leases(1)	44,820	12,094	16,960	9,126	6,640
Telecommunications purchases	6,832	5,073	1,759	—	—
Media purchases	2,426	2,301	125	—	—
Member redemption liability, long-term	4,918	—	4,918	—	—

Total	$59,005	$16,458	$30,303	$9,118	$3,126

(1)
The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $2.4 million. We remain secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. We do not believe that material payments will be required as a result of our secondary responsibilities.

        Commitments under standby letters of credit at March 31, 2008 are scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Standby letters of credit	$2,098	$331	$1,387	$300	$80

        Standby letters of credit are maintained pursuant to certain of our lease arrangements. The standby letters of credit remain in effect at declining levels through the terms of the related leases.

Other Commitments

        In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies, and under the merger agreement with FTD we are required to indemnify FTD's officers and directors for certain claims. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain of our officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Off-Balance Sheet Arrangements

        At March 31, 2008, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Inflation

        Inflation did not have a material impact during the quarters ended March 31, 2008 and 2007, respectively, and we do not currently anticipate that inflation will have a material impact on our results of operations for 2008.

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

        Our short-term investments at March 31, 2008 consisted of municipal securities and U.S. Government agencies securities. As a result of the recent adverse conditions in the U.S. credit markets, during 2007, we liquidated, without any losses in principal, our investments in auction rate securities and did not hold any auction rate securities in our portfolio at March 31, 2008. We classify all of our short-term investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At March 31, 2008, gross unrealized gains and gross unrealized losses in our short-term investments aggregated $524,000 and $6,000, respectively.

        During the quarter ended March 31, 2008, our short-term investments portfolio yielded an annual effective interest rate of 3.48% and an annual taxable equivalent yield of 4.45%. If interest rates were to decrease 100 basis points on a sustained parallel basis throughout the remainder of the year, the result would be an annual decrease in our interest income related to our short-term investments and cash and cash equivalents of approximately $1.2 million.

Foreign Currency Risk

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Indian Rupee (INR) and the Euro, which may result in a gain or loss of earnings to us. The volatilities of the INR and the Euro (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in stockholders' equity. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. dollar. When the functional currencies of our foreign operations are denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact our operating results. Net foreign currency transaction gains or losses arising from transactions in our foreign operations denominated in currencies other than the local functional currency are included in other income (expense), net in the consolidated statements of operations. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and expenses. The effect of foreign currency exchange rate fluctuations for the quarter ended March 31, 2008 was not material to our consolidated results of operations. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, including currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks, if it is determined that such hedging activities are appropriate to reduce risk.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In April, 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint, which is the operative complaint, was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. On October 13, 2004, the district court certified a class in six of the other nearly identical actions (the "focus cases"). The underwriter defendants appealed the decision and the United States Court of Appeals for the Second Circuit vacated the district court's decision granting class certification on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that the plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. Prior to the Second Circuit's decision, the majority of issuers, including NetZero, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved, and on June 25, 2007, the court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed Second Amended class action complaints in the focus cases. The issuers' motion to dismiss the Second Amended class action complaints has been granted in part and denied in part. A ruling on the plaintiffs' motion for class certification in the focus cases is pending.

        On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero containing substantially similar allegations to the Piercy case. Plaintiffs in both cases are seeking injunctive and declaratory relief and damages. NetZero filed a response to both lawsuits denying the material allegations of the complaints. Both Messrs. Piercy and Ewart subsequently withdrew from the actions as class representatives. On March 16, 2007, Barbara Rasnake and Robert Du Verger were substituted as purported class representatives. On May 25, 2007, the court consolidated the actions under the caption Rasnake v. NetZero, Inc. On June 13, 2007, Peter Chrisler was substituted as a purported class representative. On July 13, 2007, the plaintiffs filed a consolidated amended class action complaint. A trial date has not yet been set.

        The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, financial position, results of operations or cash flows, the results of legal proceedings, claims and litigation are inherently uncertain and we cannot assure you that we will not be materially and adversely impacted by the results of such proceedings. At March 31, 2008, we had not established allowances for losses relating to any of the matters described above, with the exception of the Rasnake v. NetZero matter.

        We are subject to various legal proceedings, claims and litigation that arise in the ordinary course of business. Based on information at this time, we believe the amount, and ultimate liability, if any, with respect to these actions will not materially affect our business, financial position, results of operations or cash flows. We cannot assure you, however, that such actions will not materially and adversely affect our business, financial position, results of operations, or cash flows.

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

        We use online advertising to promote our social networking services to potential new free members. Most of our online advertising arrangements are structured such that we pay a fee for each new free account registration generated through a particular advertisement. The cost of online advertising has increased from time to time, which has resulted in an increase in our marketing expenditures. If the cost of online advertising continues to escalate, we may experience decreases in the number of new account registrations unless we increase our marketing expenditures. Increases in our marketing expenditures could adversely impact our profitability, and there can be no assurance that our marketing activities will be successful.

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

        Our results of operations and changes in the number and mix of pay accounts from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. A number of factors that may impact us are discussed in greater detail in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission ("SEC"), and these factors may affect us from period to period and may affect our long-term performance. As a result, you should not rely on period-to-period comparisons as an indication of future or long-term performance. In addition, these factors create difficulties with respect to our ability to forecast our financial performance and business metrics accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and business metrics. We cannot assure you that we will achieve the expectations or projections made by our management or by the financial analysts. In the event we do not achieve such expectations or projections, our financial results and the price of our common stock could be adversely affected.

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

        One of our strategic objectives is to acquire businesses, services or technologies that will provide us with an opportunity to diversify the services we offer, leverage our assets and core competencies, expand our geographic reach or that otherwise may be complementary to our existing businesses. We may not succeed in growing or maintaining our revenues unless we are able to successfully complete acquisitions. The merger and acquisition market for companies offering Internet services is extremely competitive, particularly for companies who have demonstrated a profitable business model with long-term growth potential. Companies with these characteristics trade publicly or are privately valued at multiples of earnings, revenues, operating income, and other metrics significantly higher than the multiples at which we are currently valued. In April 2008, we signed a definitive merger agreement to acquire FTD Group, Inc. ("FTD"). Acquisitions, including the proposed acquisition of FTD, may require us to obtain debt or equity financing, which may not be available to us on reasonable terms, or at all. In addition, negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. These and other factors may make it difficult for us to acquire additional businesses, services or technologies at affordable prices, or at all, and there is no assurance that we will be successful in completing additional acquisitions.

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

        Risks specific to the proposed acquisition of FTD include our failure to satisfy any of the conditions to complete the acquisition; our failure to obtain financing to complete the acquisition; our failure to achieve anticipated benefits of the acquisition; the impact of, and restrictions associated with, the debt incurred in connection with the acquisition; acquisition costs being greater than anticipated; unanticipated delays in consummating the acquisition as a result of regulatory issues or other factors; and risks associated with the combined business of our Company and FTD, as well as the risk factors discussed from time to time in our and FTD's press releases, public statements and/or filings with the SEC.

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

We may not realize the benefits associated with our assets and may be required to record a significant charge to earnings if we are required to expense certain costs or impair our assets.

        We have capitalized goodwill and other intangible assets in connection with our acquisitions. We evaluate the recoverability of our identifiable intangible assets and other long-lived assets for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. In addition, we perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill might be permanently impaired. If our acquisitions are not commercially successful, we would likely be required to record impairment charges which would negatively impact our financial condition and results of operations. For example, in the fourth quarter of 2006, we impaired certain long-lived assets associated with our VoIP services and certain goodwill and intangible assets associated with the acquisition of our photo sharing services. We have experienced impairment charges in the past, and we cannot assure you that we will not experience such charges in the future. In addition, from time to time, we record assets on our balance sheet that, due to changes in value or in our strategy, may have to be expensed in future periods. In connection with the proposed acquisition of FTD, we have incurred and capitalized approximately $2.7 million of acquisition costs through March 31, 2008, and continue to incur and capitalize such costs, which we will have to expense in a future period if the acquisition does not occur. Write-downs or impairments of assets, whether tangible or intangible, could adversely and materially impact our financial condition and results of operations.

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

        Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fires, earthquakes, floods, power loss, telecommunications failures, terrorism, and similar events. We have experienced situations where power loss and telecommunications failures have adversely impacted our services, although to date such failures have not been material to our operations. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage, and similar disruptions from unauthorized tampering of our computer systems. In addition, a significant portion of our critical computer equipment, including our data centers, is located in areas of the states of California and Washington that are particularly susceptible to earthquakes, and a significant portion of our Classmates subsidiary's computer equipment and data centers are also located in a flood plain. While we maintain redundant capabilities for our data centers, a disaster could result in a significant and extended disruption of our operations and services. Any prolonged disruption of our services due to these or other events would severely impact or shut down our business. We do not carry earthquake or flood insurance, and the property, business interruption and other insurance we do carry may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions in our services.

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

        Our wholly-owned subsidiary, Classmates Media Corporation, or CMC, filed a registration statement relating to the initial public offering, or IPO, of CMC's Class A common stock. The registration statement was withdrawn in December of 2007 due to then-current market conditions. It is still our strategy to complete an IPO of CMC and we have capitalized approximately $3.9 million of IPO-related costs at March 31, 2008 which we will have to expense in a future period if we do not proceed with an offering. There is no assurance that an IPO will be completed in the near term, if at all. If we do not complete the IPO, the market price of our common stock could be adversely affected.

        If the IPO is completed, CMC would be a new public company and cash flows associated with CMC will remain with CMC and will no longer be available for our use. We are unable to predict what the market price of our common stock would be after the IPO. We cannot assure you that the IPO, if completed, will produce any increase for our stockholders in the market value of their holdings in our Company. Additionally, Mark R. Goldston, our chairman, president and chief executive officer, will continue to serve as the chairman, president and chief executive officer of CMC. Although we have an employment agreement with Mr. Goldston, he will not be dedicated to our business on a full-time basis and the loss of his full-time services could harm our business.

We cannot predict our future capital needs and we may not be able to secure additional financing.

        We may need to raise additional funds in the future to fund our operations, for acquisitions of businesses, services or technologies or for other purposes. Additional financing may not be available in a timely manner, on terms favorable to us, or at all. We anticipate incurring substantial indebtedness in connection with the proposed acquisition of FTD. The terms of such indebtedness in addition to the degree to which we are leveraged, following the closing of the proposed acqusition, could materially and adversely affect our ability to obtain additional financing. If adequate funds are not available or not available when required and in sufficient amounts or on acceptable terms, our business and future prospects may suffer.

We may stop paying, or reduce, quarterly cash dividends on our common stock.

        Commencing with the second quarter of 2005, we have declared and paid a quarterly cash dividend of $0.20 per share of common stock. The payment of future dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations and cash flows and such other factors as are deemed relevant by our Board of Directors. Our future cash flows may significantly decline due to, among other things, declines in our dial-up Internet access business and other factors. Our cash balances will also decline if we use our cash to acquire businesses, services or technologies, including our proposed acquisition of FTD; repurchase our common stock; or for other purposes. To fund the proposed acquisition of FTD, we intend to use a substantial portion of our cash balances and to incur significant indebtedness. The terms of such financing impose certain restrictions on our ability to pay dividends following the closing of the acquisition and, as a result of the financing limitations, the cash flows of FTD will, in general, not be available to us (except for FTD and its subsidiaries). In addition, it remains our strategy to complete an IPO of CMC and, if such offering were consummated, we would no longer receive the cash flow from CMC that we historically received. These and other changes in our business needs, including working capital and funding for acquisitions, or a change in tax laws relating to dividends, among other factors, could cause our Board of Directors to decide to cease the payment of, or reduce, the dividend in the future. Following the closing of our proposed acquisition of FTD, we expect to decrease our regular quarterly cash dividend from $0.20 per share to $0.10 per share. We cannot assure you that we will continue to pay quarterly cash dividends, and if we do not, our stock price could be negatively impacted.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)—(b)  Not applicable

(c)   Common Stock Repurchases

        In May 2001, our Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, our Board of Directors has increased the amount authorized for repurchase under this program and has extended the program. In April 2004, our Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the program, bringing the total amount authorized under the program to $200 million. In January 2008, our Board again further extended the program through December 31, 2008. At March 31, 2008, we had repurchased $139.2 million of our common stock under the program, leaving $60.8 million of authorization remaining under the program.

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

        Common stock repurchases through March 31, 2008 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
2001-2005	10,932	$12.72	10,932	$60,782
February 15, 2006	129	$12.77	—	$60,782
May 15, 2006	26	$11.87	—	$60,782
August 15, 2006	38	$10.92	—	$60,782
November 15, 2006	22	$13.88	—	$60,782
February 15, 2007	194	$13.72	—	$60,782
May 15, 2007	71	$15.89	—	$60,782
August 15, 2007	69	$12.82	—	$60,782
November 15, 2007	56	$16.66	—	$60,782
January 27, 2008	142	$10.71	—	$60,782
February 15, 2008	404	$11.49	—	$60,782

Total	12,083	$12.72	10,932

ITEM 6.    EXHIBITS

Incorporated by Reference to
No.	Exhibit Description	Filed with this Form 10-Q
			Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1
	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2007 Management Bonus Plan		10-Q	000-33367	5/3/2007
10.11	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	5/3/2007
10.12	First Amendment to Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	10/30/2007

10.13	Employment Agreement between Classmates Media Corporation and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.14	Employment Agreement between the Registrant and Jeremy E. Helfand		10-Q	000-33367	10/30/2007
10.15	Amended and Restated Employment Agreement between the Registrant and Paul E. Jordan		10-Q	000-33367	10/30/2007
10.16	Employment Agreement between Classmates Media Corporation and Steven B. McArthur		10-K	000-33367	2/20/2008
10.17	Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	10/30/2007
10.18	Employment Agreement between the Registrant and Scott H. Ray		10-Q	000-33367	10/30/2007
10.19	Employment Agreement between the Registrant and Gerald J. Popek		10-Q	000-33367	10/30/2007
10.20	Employment Agreement between the Registrant and Robert J. Taragan		10-Q	000-33367	10/30/2007
10.21	Employment Agreement between the Registrant and Matthew J. Wisk		10-Q	000-33367	10/30/2007
10.22	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.23	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan	X		000-33367	5/12/2008
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/12/2008
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/12/2008
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/12/2008
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/12/2008

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2008.

UNITED ONLINE, INC. (Registrant)
By:	/s/ SCOTT H. RAY
Scott H. Ray Executive Vice President and Chief Financial Officer
By:	/s/ NEIL P. EDWARDS
Neil P. Edwards Senior Vice President, Finance, Treasurer and Chief Accounting Officer

EXHIBIT INDEX

Incorporated by Reference to
	Exhibit Description	Filed with this Form 10-Q
No.			Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1
	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	United Online, Inc. 2007 Management Bonus Plan		10-Q	000-33367	5/3/2007
10.11	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	5/3/2007
10.12	First Amendment to Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	10/30/2007

10.13	Employment Agreement between Classmates Media Corporation and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.14	Employment Agreement between the Registrant and Jeremy E. Helfand		10-Q	000-33367	10/30/2007
10.15	Amended and Restated Employment Agreement between the Registrant and Paul E. Jordan		10-Q	000-33367	10/30/2007
10.16	Employment Agreement between Classmates Media Corporation and Steven B. McArthur		10-K	000-33367	5/9/2008
10.17	Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	10/30/2007
10.18	Employment Agreement between the Registrant and Scott H. Ray		10-Q	000-33367	10/30/2007
10.19	Employment Agreement between the Registrant and Gerald J. Popek		10-Q	000-33367	10/30/2007
10.20	Employment Agreement between the Registrant and Robert J. Taragan		10-Q	000-33367	10/30/2007
10.21	Employment Agreement between the Registrant and Matthew J. Wisk		10-Q	000-33367	10/30/2007
10.22	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.23	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan	X		000-33367	5/12/2008
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/12/2008
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/12/2008
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/12/2008
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/12/2008