Form 10-Q
period 2008-06-30
UNITED ONLINE INC
filed 2008-08-08
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

        There were 69,040,202 shares of the Registrant's common stock outstanding at August 1, 2008.

 UNITED ONLINE, INC.

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2008

        In this document, except where otherwise defined, "United Online," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the markets in which we compete, our pay accounts, our product and service offerings, the advertising market, operating expenses, operating efficiencies, revenues, dividends, including our intention to reduce the dividends following the closing of our proposed acquisition (the "Acquisition") of FTD Group, Inc., capital requirements, capital expenditures, tax payments, stock-based compensation, restructuring charges, our cash position, and the

Acquisition. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Any such forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission set forth some of the important risk factors that may affect our business, financial position, results of operations, and cash flows. Statements indicating factors that we believe may impact our results or financial condition are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

 PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$113,667	$149,507
Short-term investments	126,323	68,800
Accounts receivable, net of allowance for doubtful accounts of $3,026 and $2,378 at June 30, 2008 and December 31, 2007, respectively	26,894	28,765
Deferred tax assets, net	9,719	7,050
Other current assets	17,212	19,992

Total current assets	293,815	274,114
Property and equipment, net	36,489	39,570
Deferred tax assets, net	54,955	57,559
Goodwill	132,239	132,352
Intangible assets, net	36,103	40,915
Other assets	9,663	7,883

Total assets	$563,264	$552,393

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,161	$38,095
Accrued liabilities	19,872	30,586
Member redemption liability	21,507	19,499
Deferred revenue	71,221	63,086
Capital leases	5	13

Total current liabilities	149,766	151,279
Member redemption liability	5,181	5,061
Deferred revenue	4,843	4,691
Other liabilities	10,904	10,734

Total liabilities	170,694	171,765

Commitments and contingencies
Stockholders' equity:
Common stock	7	7
Additional paid-in capital	400,173	414,841
Accumulated other comprehensive income	52	182
Accumulated deficit	(7,662)	(34,402)

Total stockholders' equity	392,570	380,628

Total liabilities and stockholders' equity	$563,264	$552,393

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$122,273	$131,417	$244,084	$261,268
Operating expenses:
Cost of revenues (including stock-based compensation, see Note 6)	26,830	30,409	54,669	59,656
Sales and marketing (including stock-based compensation, see Note 6)	35,809	42,712	72,590	88,737
Technology and development (including stock-based compensation, see Note 6)	12,521	13,065	25,423	26,536
General and administrative (including stock-based compensation, see Note 6)	22,774	16,900	43,658	32,389
Amortization of intangible assets	2,022	3,204	4,858	6,699
Restructuring charges	357	394	563	394

Total operating expenses	100,313	106,684	201,761	214,411

Operating income	21,960	24,733	42,323	46,857
Interest and other income, net	1,947	1,881	3,755	3,581
Interest expense	(379)	(372)	(545)	(732)

Income before income taxes	23,528	26,242	45,533	49,706
Provision for income taxes	9,790	10,034	18,793	20,470

Net income	$13,738	$16,208	$26,740	$29,236

Basic net income per share	$0.20	$0.24	$0.39	$0.44

Diluted net income per share	$0.19	$0.23	$0.38	$0.43

Shares used to calculate basic net income per share	68,853	66,685	68,499	66,159

Shares used to calculate diluted net income per share	70,492	69,351	70,109	68,719

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$13,738	$16,208	$26,740	$29,236
Change in unrealized gain (loss) on short-term investments, net of tax of $(54) and $43 for the quarter and six months ended June 30, 2008, respectively, and $6 and $48 for the quarter and six months ended June 30, 2007, respectively	(94)	9	73	73
Foreign currency translation	(158)	(13)	(203)	(11)

Comprehensive income	$13,486	$16,204	$26,610	$29,298

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2008	68,019	$7	$414,841	$182	$(34,402)	$380,628
Exercises of stock options	126	—	1,043	—	—	1,043
Issuance of common stock through employee stock purchase plan	284	—	2,576	—	—	2,576
Vesting of restricted stock units	608	—	—	—	—	—
Repurchases of common stock	—	—	(7,124)	—	—	(7,124)
Dividends paid on shares outstanding and restricted stock units	—	—	(29,469)	—	—	(29,469)
Dividends payable on restricted stock units	—	—	(70)	—	—	(70)
Stock-based compensation	—	—	18,151	—	—	18,151
Change in unrealized gain on short-term investments, net of tax	—	—	—	73	—	73
Foreign currency translation	—	—	—	(203)	—	(203)
Tax benefits from equity awards	—	—	225	—	—	225
Net income	—	—	—	—	26,740	26,740

Balance at June 30, 2008	69,037	$7	$400,173	$52	$(7,662)	$392,570

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$26,740	$29,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,183	16,678
Stock-based compensation	18,151	6,821
Provision for doubtful accounts receivable	586	1,093
Deferred taxes, net	18	550
Tax benefits from equity awards	225	3,710
Excess tax benefits from equity awards	(264)	(2,533)
Other	87	508
Changes in operating assets and liabilities:
Accounts receivable	1,287	873
Other assets	6,773	(4,324)
Accounts payable and accrued liabilities	(14,210)	(3,616)
Member redemption liability	2,127	2,829
Deferred revenue	8,287	9,292
Other liabilities	100	(71)

Net cash provided by operating activities	65,090	61,046

Cash flows from investing activities:
Purchases of property and equipment	(7,256)	(12,563)
Purchases of short-term investments	(120,378)	(164,505)
Proceeds from maturities of short-term investments	48,300	26,520
Proceeds from sales of short-term investments	14,523	109,061
Cash paid for proposed acquisition	(3,165)	—
Proceeds from sales of assets, net	29	21

Net cash used for investing activities	(67,947)	(41,466)

Cash flows from financing activities:
Payments on capital leases	(8)	(8)
Proceeds from exercises of stock options	1,043	6,837
Proceeds from employee stock purchase plan	2,576	3,485
Repurchases of common stock	(7,124)	(3,782)
Payments for dividends	(29,469)	(28,174)
Excess tax benefits from equity awards	264	2,533

Net cash used for financing activities	(32,718)	(19,109)

Effect of exchange rate changes on cash and cash equivalents	(265)	(25)
Change in cash and cash equivalents	(35,840)	446
Cash and cash equivalents, beginning of period	149,507	19,252

Cash and cash equivalents, end of period	$113,667	$19,698

Supplemental disclosure of non-cash investing and financing activities:
Increase in accounts payable and accrued liabilities for proposed acquisition	$3,030	$—
Dividends payable on restricted stock units	$70	$—

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

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements for the quarters and six months ended June 30, 2008 and 2007, which include United Online and its subsidiaries, are unaudited except for the condensed consolidated balance sheet information at December 31, 2007, which is derived from the Company's audited consolidated financial statements, filed on February 20, 2008 with the Securities and Exchange Commission ("SEC"), in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The Company's unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Recent Accounting Pronouncements

Business Combinations

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), Business Combinations. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) requires prospective application for all acquisitions after the date of adoption. The Company expects SFAS No. 141(R) to have an impact on its consolidated financial statements when effective, but the timing, nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions the Company consummates after the effective date. The Company will continue to evaluate the impact of the adoption of SFAS No. 141(R).

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

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

        In June 2008, the FASB issued Staff Position ("FSP") EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), in which the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends (such as restricted stock units granted by the Company) are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will be applied retroactively to all prior-period earnings per share computations. The Company has not yet determined the effect on its earnings per share amounts upon adoption of FSP EITF 03-6-1.

2. PROPOSED ACQUISITION OF FTD GROUP, INC.

        In April 2008, the Company entered into a definitive merger agreement with FTD Group, Inc. ("FTD"), a leading provider of floral and related products and services to consumers and retail florists in the United States, Canada, the United Kingdom, and the Republic of Ireland, providing for the proposed acquisition of FTD by the Company (the "Acquisition"). Under the terms of the merger agreement and subject to the conditions therein, FTD stockholders will receive $10.15 in cash and 0.4087 of a share of United Online common stock for each share of FTD common stock (subject to adjustment as described below), for a total value of $14.38 per share of FTD common stock, based on

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. PROPOSED ACQUISITION OF FTD GROUP, INC. (Continued)

the Company's closing stock price of $10.36 on July 21, 2008. Based on the number of shares of FTD common stock outstanding on July 21, 2008, and the closing stock price of United Online common stock on July 21, 2008, it is expected that FTD stockholders will receive total merger consideration of approximately $434 million, consisting of approximately $306 million in cash and approximately 12.3 million shares of United Online common stock. Upon closing of the proposed transaction, the former FTD stockholders will own approximately 15% of the Company.

        The Company plans to finance a portion of the cash merger consideration with financing from Silicon Valley Bank, and received a commitment from Silicon Valley Bank to provide to the Company, on the terms and subject to the conditions therein, a $60 million senior secured term loan facility (the "UOL Credit Facility") to be used to fund a portion of the cash merger consideration for the proposed acquisition of FTD by the Company. The term loans under the UOL Credit Facility will bear interest at either LIBOR plus 3.5% per annum (with a LIBOR floor of 3.0%) or a base rate plus 2% per annum. In connection with receipt of the commitment from Silicon Valley Bank, the Company and FTD entered into an amendment to the previously announced merger agreement pursuant to which the Company has elected to exercise its right under the terms of the merger agreement related to the Company obtaining additional financing to increase the per share cash merger consideration payable to FTD's stockholders by $2.81 in full substitution of the $3.31 principal amount of United Online 13% senior secured notes due in 2013 ("UOL notes").

        If the Silicon Valley Bank financing is unavailable to the Company for any reason, the Company is required to adjust the merger consideration so that FTD stockholders would instead receive $7.34 in cash, 0.4087 of a share of United Online common stock and $3.31 principal amount of UOL notes for each share of FTD common stock in the Acquisition, for a total value of $14.88 per share of FTD common stock based on United Online's closing stock price of $10.36 on July 21, 2008. In such case, the Company and FTD have agreed to notify FTD's stockholders by press release of such change in merger consideration on or before the fifth business day prior to the scheduled date of the special meeting of the FTD stockholders to consider the merger. Based on the number of shares of FTD common stock outstanding on July 21, 2008 and the closing stock price of United Online common stock on July 21, 2008, it is expected that FTD stockholders would receive total merger consideration of approximately $449 million, consisting of approximately $221 million in cash, approximately 12.3 million shares of United Online common stock and $100 million aggregate principal amount of UOL notes. The UOL notes would be secured by a pledge of the stock of Classmates Media Corporation ("CMC") and guaranteed by all of the Company's domestic subsidiaries other than FTD, FTD's direct parent and FTD's subsidiaries. The UOL notes would be issued on the terms set forth in the form of indenture filed with the SEC as an exhibit to the Company's registration statement on Form S-4 with respect to the proposed acquisition.

        In connection with the Acquisition, on August 4, 2008, UNOLA Corp., an indirect wholly-owned subsidiary of United Online, entered into senior secured credit facilities (the "Credit Facilities") with Wells Fargo Bank, National Association ("Wells Fargo"), as lead arranger, providing for an aggregate principal amount of up to $425 million, consisting of (i) a term loan A facility of up to $75 million, (ii) a term loan B facility of up to $300 million, and (iii) a revolving credit facility of up to $50 million. The interest rate set forth in the Credit Facilities for loans made under the revolving credit facility and term loan A facility is either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 3.0%), in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The interest rate set forth in the Credit Agreement for loans made under the term loan B facility

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. PROPOSED ACQUISITION OF FTD GROUP, INC. (Continued)

is either a base rate plus 3.5% per annum, or LIBOR plus 4.5% per annum (with a LIBOR floor of 3.0%), in each case, with a step-down in the interest rate depending on FTD's leverage ratio. In addition, FTD will pay a commitment fee equal to 0.50% per annum (with step-downs in the interest rate depending on FTD's leverage ratio) on the unused portion of the revolving credit facility. The Credit Facilities will be secured by substantially all of FTD's assets. It is expected that on the closing date of the Acquisition, the Credit Facilities will be funded and FTD and its subsidiaries will undertake UNOLA Corp.'s obligations under the Credit Facilities.

        Wells Fargo's commitment to fund the Credit Facilities on the closing date of the Acquisition is subject to the satisfaction of certain conditions, including, among other things, the consummation of the equity issuance of United Online common stock described above, its receipt of FTD's interim consolidated financial statements and other financial information, the satisfaction of the conditions in the merger agreement that are material to the interests of the lenders under the Credit Facilities, the absence of a material adverse effect at FTD, the achievement by FTD of at least $97.5 million of adjusted EBITDA, as defined in connection with the Credit Facilities, for the most recently completed trailing 12-month period ended at least 30 days prior to the Acquisition closing date for which financial statements are available, and the consummation of the defeasance of FTD's 7.75% senior subordinated notes due in 2014 (or, in the Company's discretion, the Company's funding of the purchase of all such senior subordinated notes pursuant to a tender offer and consent solicitation by FTD and the defeasance of any such senior subordinated notes not so acquired in such tender offer).

        In connection with the Acquisition, on July 28, 2008, FTD, Inc. ("FTDI"), a wholly-owned subsidiary of FTD, commenced a cash tender offer for any and all of the $170.1 million aggregate outstanding principal amount of FTDI's 7.75% senior subordinated notes due in 2014. In conjunction with the tender offer, noteholder consents are being solicited to effect certain amendments and waivers to the indenture governing such notes. The tender offer is scheduled to expire at 5:00 p.m., New York City time, on August 25, 2008, unless extended or earlier terminated by FTDI, including any extension required because the conditions to the closing of the Acquisition have not been satisfied as of that date. The consent solicitation is scheduled to expire at 5:00 p.m., New York City time, on August 11, 2008, unless extended or earlier terminated by FTDI. The tender offer is conditioned on, among other things, consummation of the Acquisition.

        At June 30, 2008, the Company had incurred approximately $6.5 million in costs associated with the Acquisition. These costs include charges associated with the Company's due diligence efforts and expenses related to the negotiation and financing of the Acquisition and have been included in other assets on the Company's accompanying unaudited condensed consolidated balance sheet at June 30, 2008.

        The Company has filed with the SEC a Registration Statement on Form S-4, which includes a proxy statement/prospectus of FTD and the Company and other relevant materials in connection with the Acquisition. Investors and stockholders are urged to read the proxy statement/prospectus and Registration Statement, and any and all amendments or supplements thereto, because they contain important information about the proposed transaction, including risk factors relating to the proposed transaction, the FTD business, and the Company's proposed financing of the transaction.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS

Short-Term Investments

        Short-term investments consisted of the following (in thousands):

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal securities	$69,170	$422	$(21)	$69,571
Government agencies	52,811	1	(21)	52,791
U.S. corporate notes	3,961	—	—	3,961

Total	$125,942	$423	$(42)	$126,323

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal securities	$68,546	$254	$—	$68,800

Total	$68,546	$254	$—	$68,800

        Changes in gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income on the unaudited condensed consolidated balance sheets. The Company had no material realized gains or losses from the sale of short-term investments in the quarters and six months ended June 30, 2008 and 2007.

        The Company did not have any gross unrealized losses in its short-term investments at December 31, 2007. The following table summarizes the fair value and gross unrealized losses on the Company's short-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 (in thousands):

	June 30, 2008
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal securities	$6,118	$(9)	$16,273	$(12)	$22,391	$(21)
Government agencies	39,809	(21)	—	—	39,809	(21)

Total	$45,927	$(30)	$16,273	$(12)	$62,200	$(42)

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

        Maturities of short-term investments were as follows (in thousands):

	June 30, 2008
	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$71,018	$71,001
Maturing between 1 year and 4 years	54,924	55,322

Total	$125,942	$126,323

Accounts Receivable

        At June 30, 2008, one individual customer comprised 10% of the consolidated net accounts receivable balance. For the quarters and six months ended June 30, 2008 and 2007, the Company did not have any individual customers that comprised more than 10% of consolidated total revenues.

Other Current Assets

        Other current assets consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Prepaid expenses	$7,641	$8,198
Income taxes receivable	1,644	4,878
Gift cards related to member redemption liability	4,135	3,653
Interest receivable	1,243	1,448
Other	2,549	1,815

Total	$17,212	$19,992

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Employee compensation and related expenses	$15,669	$25,902
Income taxes payable	—	767
Other	4,203	3,917

Total	$19,872	$30,586

4. FAIR VALUE MEASUREMENTS

        On January 1, 2008, the Company adopted certain provisions of SFAS No. 157, Fair Value Measurements, which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS No. 157 relate to financial assets and liabilities as well as other assets and liabilities carried at

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

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

        SFAS No. 157 establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets required to be carried at fair value on a recurring basis at June 30, 2008 (in thousands):

Description	Fair Value Measurements at June 30, 2008 Using Quoted Prices (Unadjusted) in Active Markets for Identical Assets (Level 1)
Cash equivalents	$94,245
Available-for-sale securities	126,323

Total	$220,568

5. STOCKHOLDERS' EQUITY

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

Common Stock Repurchases

        The Company's Board of Directors authorized a common stock repurchase program (the "program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2008. From August 2001 through June 30, 2008, the Company had repurchased $139.2 million of its common stock under the program. We have not repurchased any shares of our common stock under the program since February 2005, and at June 30, 2008, the remaining amount available under the program was $60.8 million.

        Shares withheld upon vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the program.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. STOCKHOLDERS' EQUITY (Continued)

Upon vesting, the Company currently does not collect the applicable employee withholding taxes for restricted stock units from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. In the six months ended June 30, 2008 and 2007, 485,000 and 265,000 shares, respectively, were withheld from restricted stock units and restricted stock awards that vested in order to pay the applicable employee withholding taxes.

Dividends

        Dividends are paid on shares of common stock and unvested restricted stock units outstanding as of the record date.

        In January and April 2008, the Company's Board of Directors declared quarterly cash dividends of $0.20 per share of common stock. The dividends were paid on February 29, 2008 and May 30, 2008 and totaled $14.6 million and $14.9 million, respectively.

        In July 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend is August 14, 2008, and the dividend is payable on August 29, 2008.

        The payment of future dividends is discretionary and is subject to determination by the Company's Board of Directors each quarter following its review of the Company's financial performance and other factors. Dividends are declared and paid out of the Company's surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware. Following the closing of the Acquisition, the Company expects to decrease its regular quarterly cash dividend from $0.20 per share of common stock to $0.10 per share of common stock.

6. STOCK-BASED COMPENSATION PLANS

        The following table summarizes the stock-based compensation that has been included in the following captions within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating expenses:
Cost of revenues	$174	$254	$394	$448
Sales and marketing	1,805	943	3,393	1,835
Technology and development	1,311	1,211	2,599	2,456
General and administrative	4,851	366	11,765	2,082

Total stock-based compensation	$8,141	$2,774	$18,151	$6,821

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION PLANS (Continued)

Classmates Media Corporation Equity Awards

        In connection with the preparation for the potential initial public offering ("IPO") by the Company's CMC subsidiary, employment agreements were signed with certain employees, which guaranteed such employees an aggregate $13.0 million of value in restricted stock units in CMC. If the employment agreements are not modified, because the IPO was not effective by April 30, 2008, these equity awards will be issued as restricted stock units in the Company based on prices set forth in the employment agreements. Stock-based compensation associated with these equity awards has been recorded in the Company's consolidated financial statements from the execution dates of these agreements. In the quarter and six months ended June 30, 2008, certain of the employment agreements with guaranteed values totaling $1.3 million and $5.3 million in restricted stock units in CMC, respectively, were canceled and $0.3 million and $0.6 million of stock-based compensation was reversed and reflected in general and administrative expenses in the Company's unaudited condensed consolidated statement of operations for the quarter and six months ended June 30, 2008, respectively.

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCK-BASED COMPENSATION PLANS (Continued)

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

7. NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share for the quarters and six months ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$13,738	$16,208	$26,740	$29,236

Denominator:
Weighted-average common shares—basic	68,853	67,153	68,549	66,630
Less: weighted-average common shares subject to repurchase rights	—	(468)	(50)	(471)

Shares used to calculate basic net income per share	68,853	66,685	68,499	66,159

Add: Dilutive effect of stock options and restricted stock	1,639	2,666	1,610	2,560

Shares used to calculate diluted net income per share	70,492	69,351	70,109	68,719

Basic net income per share	$0.20	$0.24	$0.39	$0.44

Diluted net income per share	$0.19	$0.23	$0.38	$0.43

        The diluted net income per share computations exclude stock options and restricted stock units which are antidilutive. The number of antidilutive shares at June 30, 2008 and 2007 was 3.2 million and 2.7 million, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SEGMENT INFORMATION

        Revenues and income from operations by segment are as follows (in thousands):

	Quarter Ended June 30, 2008
	Classmates Media	Communications	Total
Billable services	$34,134	$56,134	$90,268
Advertising	22,879	9,126	32,005

Total revenues	$57,013	$65,260	$122,273

Segment income from operations	$7,937	$21,131	$29,068

	Quarter Ended June 30, 2007
	Classmates Media	Communications	Total
Billable services	$25,632	$71,493	$97,125
Advertising	22,108	12,184	34,292

Total revenues	$47,740	$83,677	$131,417

Segment income from operations	$6,122	$27,049	$33,171

	Six Months Ended June 30, 2008
	Classmates Media	Communications	Total
Billable services	$65,375	$115,555	$180,930
Advertising	43,522	19,632	63,154

Total revenues	$108,897	$135,187	$244,084

Segment income from operations	$15,890	$41,616	$57,506

	Six Months Ended June 30, 2007
	Classmates Media	Communications	Total
Billable services	$47,859	$145,586	$193,445
Advertising	42,315	25,508	67,823

Total revenues	$90,174	$171,094	$261,268

Segment income from operations	$10,443	$53,092	$63,535

        The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. In addition, segment assets are not reported to, or used by, the chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, pursuant to SFAS No. 131, total segment assets have not been disclosed.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SEGMENT INFORMATION (Continued)

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Segment income from operations:
Classmates Media	$7,937	$6,122	$15,890	$10,443
Communications	21,131	27,049	41,616	53,092

Total segment income from operations	29,068	33,171	57,506	63,535
Depreciation	(5,086)	(5,234)	(10,325)	(9,979)
Amortization of intangible assets	(2,022)	(3,204)	(4,858)	(6,699)

Consolidated operating income	$21,960	$24,733	$42,323	$46,857

        International revenues totaled $4.4 million and $7.8 million for the quarter and six months ended June 30, 2008, respectively. International revenues totaled $1.5 million and $2.7 million for the quarter and six months ended June 30, 2007, respectively.

9. RESTRUCTURING CHARGES

        In the quarter and six months ended June 30, 2008, the Company recorded restructuring charges totaling $0.4 million and $0.6 million, respectively, primarily associated with the closure of its Orem, Utah facility. The Company believes these activities will result in total restructuring charges of approximately $0.7 million during 2008, comprised largely of employee termination benefits and facility-exit costs.

        In the quarter and six months ended June 30, 2007, the Company recorded restructuring charges of $0.4 million primarily for termination benefits paid to certain employees associated with our Web hosting and photo sharing businesses.

10. POTENTIAL SUBSIDIARY INITIAL PUBLIC OFFERING OF CLASSMATES MEDIA CORPORATION

        CMC was formed in August 2007 for the purposes of consolidating the Company's Classmates, The Names Database and MyPoints business units in preparation of an IPO by CMC. The businesses were contributed to CMC by the Company on August 9, 2007. In August 2007, CMC filed a Form S-1 registration statement with the SEC for the IPO of its common stock.

        In December 2007, the Company determined that proceeding with the IPO under then-current market conditions was not in the best interests of its stockholders and CMC withdrew its Form S-1 registration statement previously filed with the SEC. Approximately $0.5 million of transaction costs were determined not to have continuing value after the withdrawal of the IPO and were expensed in the quarter ended December 31, 2007. Because it remained the Company's strategy to complete an IPO of CMC during 2008, certain IPO transaction- related costs incurred during 2007 and the first quarter of 2008 totaling $3.9 million were deferred and were included in other assets on the Company's consolidated balance sheet at March 31, 2008. While it still remains the Company's strategy to

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. POTENTIAL SUBSIDIARY INITIAL PUBLIC OFFERING OF CLASSMATES MEDIA CORPORATION (Continued)

complete an IPO of CMC, because the Company believes that capital markets have not improved significantly since the CMC Form S-1 registration statement was withdrawn in December 2007 and there is limited visibility as to when capital markets might improve significantly, the Company has concluded that it is unlikely that an IPO will be completed before 2009. As such, the Company determined, on June 23, 2008, that the $3.9 million in deferred transaction-related costs relating to the IPO would be expensed in the quarter ended June 30, 2008 and the Company's financial results and the financial results of its Classmates Media segment for the quarter and six months ended June 30, 2008 were negatively impacted.

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        If the UOL notes are issued in connection with the Acquisition, the UOL notes will be guaranteed by each of the Company's current and future domestic subsidiaries, other than UNOL Intermediate, Inc., UNOLA Corp., FTD, and their respective subsidiaries. These guarantees will be full and unconditional joint and several obligations of the guarantors. The obligations of each guarantor under its note guarantee will be limited as necessary to prevent that note guarantee from constituting a fraudulent conveyance under applicable law.

        The following presents the supplemental condensed consolidating financial information separately for:

  •
  United Online, Inc. (the "Parent Company"), the issuer of the guaranteed obligations;

  •
  Guarantor subsidiaries, on a combined basis, as specified in the Indenture related to the Company's obligations under the UOL notes;

  •
  Non-guarantor subsidiaries, on a combined basis;

  •
  Elimination entries representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries and (b) eliminate the investments in subsidiaries and related stockholders' equity; and

  •
  United Online, Inc. and its subsidiaries on a consolidated basis.

        Each guarantor subsidiary is wholly owned, directly or indirectly, by the Parent Company at the date of each balance sheet presented. The UOL notes will be fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. Each entity included in the supplemental condensed consolidating financial information follows the same accounting policies as described in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 20, 2008.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Condensed Consolidating Balance Sheet
June 30, 2008
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$101,588	$12,079	$—	$113,667
Short-term investments	—	126,323	—	—	126,323
Accounts receivable, net	—	26,425	469	—	26,894
Deferred tax assets, net	—	9,719	—	—	9,719
Other current assets	—	16,442	770	—	17,212

Total current assets	—	280,497	13,318	—	293,815
Property and equipment, net	—	35,672	817	—	36,489
Deferred tax assets, net	—	54,955	—	—	54,955
Goodwill	—	132,024	215	—	132,239
Intangible assets, net	—	35,481	622	—	36,103
Investments in subsidiaries	416,867	3,170	—	(420,037)	—
Other assets	—	9,618	45	—	9,663

Total assets	$416,867	$551,417	$15,017	$(420,037)	$563,264

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$33,999	$3,162	$—	$37,161
Accrued liabilities	—	18,869	1,003	—	19,872
Intercompany payables	24,297	(22,224)	(2,073)	—	—
Member redemption liability	—	21,507	—	—	21,507
Deferred revenue	—	61,466	9,755	—	71,221
Capital leases	—	5	—	—	5

Total current liabilities	24,297	113,622	11,847	—	149,766
Member redemption liability	—	5,181	—	—	5,181
Deferred revenue	—	4,843	—	—	4,843
Other liabilities	—	10,904	—	—	10,904

Total liabilities	24,297	134,550	11,847	—	170,694

Total stockholders' equity	392,570	416,867	3,170	(420,037)	392,570

Total liabilities and stockholders' equity	$416,867	$551,417	$15,017	$(420,037)	$563,264

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Condensed Consolidating Balance Sheet
December 31, 2007
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$142,172	$7,335	$—	$149,507
Short-term investments	—	68,800	—	—	68,800
Accounts receivable, net	—	28,421	344	—	28,765
Deferred tax assets, net	—	7,050	—	—	7,050
Other current assets	—	19,305	687	—	19,992

Total current assets	—	265,748	8,366	—	274,114
Property and equipment, net	—	38,929	641	—	39,570
Deferred tax assets, net	—	57,559	—	—	57,559
Goodwill	—	132,153	199	—	132,352
Intangible assets, net	—	40,282	633	—	40,915
Investments in subsidiaries	406,541	2,759	—	(409,300)	—
Other assets	—	7,871	12	—	7,883

Total assets	$406,541	$545,301	$9,851	$(409,300)	$552,393

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$35,476	$2,619	$—	$38,095
Accrued liabilities	—	29,699	887	—	30,586
Intercompany payables	25,913	(23,672)	(2,241)	—	—
Member redemption liability	—	19,499	—	.—	19,499
Deferred revenue	—	57,259	5,827	—	63,086
Capital leases	—	13	—	—	13

Total current liabilities	25,913	118,274	7,092	—	151,279
Member redemption liability	—	5,061	—	—	5,061
Deferred revenue	—	4,691	—	—	4,691
Other liabilities	—	10,734	—	—	10,734

Total liabilities	25,913	138,760	7,092	—	171,765

Total stockholders' equity	380,628	406,541	2,759	(409,300)	380,628

Total liabilities and stockholders' equity	$406,541	$545,301	$9,851	$(409,300)	$552,393

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Condensed Consolidating Statement of Operations
Quarter Ended June 30, 2008
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenues	$—	$119,614	$5,614	$(2,955)	$122,273
Operating expenses:
Cost of revenues	—	27,111	382	(663)	26,830
Sales and marketing	—	33,352	2,481	(24)	35,809
Technology and development	—	13,106	1,324	(1,909)	12,521
General and administrative	—	22,309	811	(346)	22,774
Amortization of intangible assets	—	1,993	29	—	2,022
Restructuring charges	—	357	—	—	357

Total operating expenses	—	98,228	5,027	(2,942)	100,313

Operating income	—	21,386	587	(13)	21,960
Interest and other income, net	—	2,958	192	(1,203)	1,947
Interest expense	—	(1,582)	—	1,203	(379)

Income before income taxes	—	22,762	779	(13)	23,528
Provision for income taxes	—	9,790	—	—	9,790

Income before income in equity investees	—	12,972	779	(13)	13,738
Income in equity investees	13,738	—	—	(13,738)	—

Net income	$13,738	$12,972	$779	$(13,751)	$13,738

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Condensed Consolidating Statement of Operations
Quarter Ended June 30, 2007
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenues	$—	$137,633	$2,820	$(9,036)	$131,417
Operating expenses:
Cost of revenues	—	35,673	87	(5,351)	30,409
Sales and marketing	—	40,504	2,208	—	42,712
Technology and development	—	13,198	1,181	(1,314)	13,065
General and administrative	—	16,660	240	—	16,900
Amortization of intangible assets	—	3,179	25	—	3,204
Restructuring charges	—	394	—	—	394

Total operating expenses	—	109,608	3,741	(6,665)	106,684

Operating income	—	28,025	(921)	(2,371)	24,733
Interest and other income, net	—	1,878	3	—	1,881
Interest expense	—	(372)	—	—	(372)

Income before income taxes	—	29,531	(918)	(2,371)	26,242
Provision for income taxes	—	10,034	—	—	10,034

Income before income in equity investees	—	19,497	(918)	(2,371)	16,208
Income in equity investees	16,208	—	—	(16,208)	—

Net income	$16,208	$19,497	$(918)	$(18,579)	$16,208

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2008
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenues	$—	$239,720	$10,380	$(6,016)	$244,084
Operating expenses:
Cost of revenues	—	55,263	792	(1,386)	54,669
Sales and marketing	—	67,769	4,845	(24)	72,590
Technology and development	—	26,518	2,832	(3,927)	25,423
General and administrative	—	42,872	1,452	(666)	43,658
Amortization of intangible assets	—	4,801	57	—	4,858
Restructuring charges	—	563	—	—	563

Total operating expenses	—	197,786	9,978	(6,003)	201,761

Operating income	—	41,934	402	(13)	42,323
Interest and other income, net	—	5,948	213	(2,406)	3,755
Interest expense	—	(2,951)	—	2,406	(545)

Income before income taxes	—	44,931	615	(13)	45,533
Provision for income taxes	—	18,793	—	—	18,793

Income before income in equity investees	—	26,138	615	(13)	26,740
Income in equity investees	26,740	—	—	(26,740)	—

Net income	$26,740	$26,138	$615	$(26,753)	$26,740

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2007
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Revenues	$—	$273,827	$5,471	$(18,030)	$261,268
Operating expenses:
Cost of revenues	—	69,977	158	(10,479)	59,656
Sales and marketing	—	84,761	3,976	—	88,737
Technology and development	—	26,820	2,518	(2,802)	26,536
General and administrative	—	31,986	403	—	32,389
Amortization of intangible assets	—	6,649	50	—	6,699
Restructuring charges	—	394	—	—	394

Total operating expenses	—	220,587	7,105	(13,281)	214,411

Operating income	—	53,240	(1,634)	(4,749)	46,857
Interest and other income, net	—	3,578	3	—	3,581
Interest expense	—	(731)	(1)	—	(732)

Income before income taxes	—	56,087	(1,632)	(4,749)	49,706
Provision for income taxes	—	20,470	—	—	20,470

Income before income in equity investees	—	35,617	(1,632)	(4,749)	29,236
Income in equity investees	29,236	—	—	(29,236)	—

Net income	$29,236	$35,617	$(1,632)	$(33,985)	$29,236

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used for) operating activities	$(39)	$62,263	$2,866	$—	$65,090

Cash flows from investing activities:
Purchases of property and equipment	—	(6,673)	(583)	—	(7,256)
Purchases of short-term investments	—	(120,378)	—	—	(120,378)
Proceeds from maturities of short-term investments	—	48,300	—	—	48,300
Proceeds from sales of short-term investments	—	14,523	—	—	14,523
Cash paid for proposed acquisition	—	(3,146)	(19)	—	(3,165)
Proceeds from sales of assets, net	—	29	—	—	29

Net cash used for investing activities	—	(67,345)	(602)	—	(67,947)

Cash flows from financing activities:
Net contributions (distributions) of capital	32,749	(35,494)	2,745	—	—
Payments on capital leases	—	(8)	—	—	(8)
Proceeds from exercises of stock options	1,043	—	—	—	1,043
Proceeds from employee stock purchase plan	2,576	—	—	—	2,576
Repurchases of common stock	(7,124)	—	—	—	(7,124)
Payments for dividends	(29,469)	—	—	—	(29,469)
Excess tax benefits from equity awards	264	—	—	—	264

Net cash provided by (used for) financing activities	39	(35,502)	2,745	—	(32,718)

Effect of exchange rate changes on cash and cash equivalents	—	—	(265)	—	(265)
Change in cash and cash equivalents	—	(40,584)	4,744	—	(35,840)
Cash and cash equivalents, beginning of period	—	142,172	7,335	—	149,507

Cash and cash equivalents, end of period	$—	$101,588	$12,079	$—	$113,667

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Supplemental Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007
(in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used for) operating activities	$1,177	$62,626	$(2,757)	$—	$61,046

Cash flows from investing activities:
Purchases of property and equipment	—	(12,386)	(177)	—	(12,563)
Purchases of short-term investments	—	(164,505)	—	—	(164,505)
Proceeds from maturities of short-term investments	—	26,520	—	—	26,520
Proceeds from sales of short-term investments	—	109,061	—	—	109,061
Proceeds from sales of assets, net	—	21	—	—	21

Net cash used for investing activities	—	(41,289)	(177)	—	(41,466)

Cash flows from financing activities:
Net contributions (distributions) of capital	17,924	(21,330)	3,406	—	—
Payments on capital leases	—	(8)	—	—	(8)
Proceeds from exercises of stock options	6,837	—	—	—	6,837
Proceeds from employee stock purchase plan	3,485	—	—	—	3,485
Repurchases of common stock	(3,782)	—	—	—	(3,782)
Payments for dividends	(28,174)	—	—	—	(28,174)
Excess tax benefits from equity awards	2,533	—	—	—	2,533

Net cash provided by (used for) financing activities	(1,177)	(21,338)	3,406	—	(19,109)

Effect of exchange rate changes on cash and cash equivalents	—	—	(25)	—	(25)
Change in cash and cash equivalents	—	(1)	447	—	446
Cash and cash equivalents, beginning of period	—	16,428	2,824	—	19,252

Cash and cash equivalents, end of period	$—	$16,427	$3,271	$—	$19,698

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the markets in which we compete, our pay accounts, our product and service offerings, the advertising market, operating expenses, operating efficiencies, revenues, dividends, including our intention to reduce the dividends following the closing of our proposed acquisition (the "Acquisition") of FTD Group, Inc., capital requirements, capital expenditures, tax payments, stock-based compensation, restructuring charges, our cash position, and the Acquisition. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Any such forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission set forth some of the important risk factors that may affect our business, financial position, results of operations, and cash flows. Statements indicating factors that we believe may impact our results or financial condition are not intended to be exclusive. We undertake no obligation to revise or update publicly any forward-looking statements, other than as required by law.

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

Segment Services

Classmates Media

        Our Classmates Media services include online social networking under the Classmates brand and online loyalty marketing under the MyPoints brand. Our Classmates Media services also include international social networking under the StayFriends and Trombi brands. For additional information regarding our Classmates Media segment, see Note 8—"Segment Information" of the notes to unaudited condensed consolidated financial statements, which appears in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Communications

        Our Communications pay services principally include consumer dial-up Internet access and email under the NetZero and Juno brands. We also offer several additional pay services, such as DSL services, Internet security services, Web hosting services and premium email. For additional information regarding our Communications segment, see Note 8—"Segment Information" of the notes to unaudited condensed consolidated financial statements, which appears in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

         ARPU.    We monitor the average monthly revenue per pay account, or ARPU. ARPU is calculated by dividing billable services revenues for a period by the average number of pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and end of a period. ARPU may fluctuate from period to period as a result of a variety of factors, including, but not limited to: changes in the mix of pay services and the related subscription pricing plans; the use of promotional or retention pricing to attract new, or retain existing, paying subscribers; increases or decreases in the price of our services; a greater percentage of social networking pay accounts represented by international pay accounts which have lower-priced subscription plans compared to U.S. social networking pay accounts; and the timing of pay accounts being added or removed during a period.

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

	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Consolidated:
Total pay accounts(a) (in thousands)	5,725	5,564	5,349	5,239	5,118
Churn(a)	4.3%	4.5%	4.6%	4.8%	4.6%
Classmates Media:
Segment revenues (in thousands)	$57,013	$51,884	$53,273	$49,972	$47,740
% of Total revenues	46.6%	42.6%	42.5%	39.4%	36.3%
Pay accounts (in thousands)	3,809	3,521	3,199	2,983	2,710
% of Total pay accounts	66.5%	63.3%	59.8%	56.9%	53.0%
Segment churn	4.2%	4.3%	4.7%	4.6%	4.6%
ARPU	$3.10	$3.10	$3.26	$3.33	$3.32
Segment active accounts (in millions)	15.1	13.9	12.6 (b)	12.8	11.7
Communications:
Segment revenues (in thousands)	$65,260	$69,927	$72,137	$76,853	$83,677
% of Total revenues	53.4%	57.4%	57.5%	60.6%	63.7%
Pay accounts(a) (in thousands):
Access	1,560	1,682	1,786	1,886	2,016
Other	356	361	364	370	392

Total Communications pay accounts	1,916	2,043	2,150	2,256	2,408

% of Total pay accounts	33.5%	36.7%	40.2%	43.1%	47.0%
Segment churn(a)	4.5%	4.8%	4.4%	4.9%	4.7%
ARPU	$9.45	$9.45	$9.28	$9.45	$9.61
Segment active accounts (in millions)	2.9	3.1	3.3	3.5	3.7

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

        In December 2007, we determined that proceeding with the IPO under then-current market conditions was not in the best interests of our stockholders and CMC withdrew its Form S-1 registration statement previously filed with the SEC. Approximately $0.5 million of transaction costs were determined not to have continuing value after the withdrawal of the IPO and were expensed in the quarter ended December 31, 2007. Because it remained our strategy to complete an IPO of CMC during 2008, certain IPO transaction-related costs incurred during 2007 and the first quarter of 2008 totaling $3.9 million were deferred and were included in other assets on our consolidated balance sheet at March 31, 2008. While it still remains our strategy to complete an IPO of CMC, because we believe that capital markets have not improved significantly since the CMC Form S-1 registration statement was withdrawn in December 2007 and there is limited visibility as to when capital markets might improve significantly, we have concluded that it is unlikely that an IPO will be completed before 2009. As such, we determined, on June 23, 2008, that the $3.9 million in deferred transaction-related costs relating to the IPO would be expensed in the quarter ended June 30, 2008 and our financial results and the financial results of our Classmates Media segment for the quarter and six months ended June 30, 2008 were negatively impacted.

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

        Consolidated information was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Billable services	$90,268	$97,125	$180,930	$193,445
Advertising	32,005	34,292	63,154	67,823

Total revenues	122,273	131,417	244,084	261,268

Operating expenses:
Cost of revenues	26,830	30,409	54,669	59,656
Sales and marketing	35,809	42,712	72,590	88,737
Technology and development	12,521	13,065	25,423	26,536
General and administrative	22,774	16,900	43,658	32,389
Amortization of intangible assets	2,022	3,204	4,858	6,699
Restructuring charges	357	394	563	394

Total operating expenses	100,313	106,684	201,761	214,411

Operating income	21,960	24,733	42,323	46,857
Interest and other income, net	1,947	1,881	3,755	3,581
Interest expense	(379)	(372)	(545)	(732)

Income before income taxes	23,528	26,242	45,533	49,706
Provision for income taxes	9,790	10,034	18,793	20,470

Net income	$13,738	$16,208	$26,740	$29,236

        Information for our two reportable operating segments was as follows (in thousands):

	Classmates Media		Communications
	Quarter Ended June 30,		Quarter Ended June 30,
	2008	2007	2008	2007
Billable services	$34,134	$25,632	$56,134	$71,493
Advertising	22,879	22,108	9,126	12,184

Total revenues	57,013	47,740	65,260	83,677

Operating expenses:
Cost of revenues	10,628	9,758	14,073	18,566
Sales and marketing	20,904	20,806	14,802	21,815
Technology and development	5,245	3,932	5,689	7,601
General and administrative	12,299	7,122	9,208	8,252
Restructuring charges	—	—	357	394

Total operating expenses	49,076	41,618	44,129	56,628

Segment income from operations	$7,937	$6,122	$21,131	$27,049

	Classmates Media		Communications
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Billable services	$65,375	$47,859	$115,555	$145,586
Advertising	43,522	42,315	19,632	25,508

Total revenues	108,897	90,174	135,187	171,094

Operating expenses:
Cost of revenues	19,915	18,650	30,276	36,919
Sales and marketing	40,462	41,204	31,915	47,315
Technology and development	10,452	7,433	11,850	16,510
General and administrative	22,178	12,444	18,967	16,864
Restructuring charges	—	—	563	394

Total operating expenses	93,007	79,731	93,571	118,002

Segment income from operations	$15,890	$10,443	$41,616	$53,092

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Segment income from operations:
Classmates Media	$7,937	$6,122	$15,890	$10,443
Communications	21,131	27,049	41,616	53,092

Total segment income from operations	29,068	33,171	57,506	63,535
Depreciation	(5,086)	(5,234)	(10,325)	(9,979)
Amortization of intangible assets	(2,022)	(3,204)	(4,858)	(6,699)

Consolidated operating income	$21,960	$24,733	$42,323	$46,857

Quarter and Six Months Ended June 30, 2008 compared to Quarter and Six Months Ended June 30, 2007

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

         Consolidated Billable Services Revenues.    Consolidated billable services revenues decreased by $6.9 million, or 7%, to $90.3 million for the quarter ended June 30, 2008, compared to $97.1 million for the quarter ended June 30, 2007. Consolidated billable services revenues decreased by $12.5 million, or 6%, to $180.9 million for the six months ended June 30, 2008, compared to $193.4 million for the six months ended June 30, 2007. The decrease in billable services revenues for the quarter and six months ended June 30, 2008 was due to a decrease in revenues from our Communications segment, partially offset by an increase in revenues from our Classmates Media segment. Billable services revenues related to our Classmates Media segment and our Communications segment constituted 37.8% and 62.2%, respectively, of our consolidated billable services revenues for the quarter ended June 30, 2008, compared to 26.4% and 73.6%, respectively, for the quarter ended June 30, 2007. Billable services revenues related to our Classmates Media segment and our Communications segment constituted 36.1% and 63.9%, respectively, of our consolidated billable services revenues for the six months ended June 30, 2008, compared to 24.7% and 75.3%, respectively, for the six months ended June 30, 2007. We anticipate that our consolidated billable services revenues will continue to decline in 2008 when compared to 2007 as a result of an expected continued decline in Communications billable services revenues which is expected to exceed the anticipated increase in Classmates Media billable services revenues.

         Classmates Media Billable Services Revenues.    Classmates Media billable services revenues increased by $8.5 million, or 33%, to $34.1 million for the quarter ended June 30, 2008, compared to $25.6 million for the quarter ended June 30, 2007. The increase in Classmates Media billable services revenues was due to a 43% increase in our average number of pay accounts from 2.6 million for the quarter ended June 30, 2007 to 3.7 million for the quarter ended June 30, 2008. The increase was partially offset by a 7% decrease in ARPU from $3.32 for the quarter ended June 30, 2007 to $3.10 for the quarter ended June 30, 2008. The decrease in ARPU was primarily attributable to limited-time promotional subscription offerings in the fourth quarter of 2007 which negatively impacted ARPU in the quarter ended June 30, 2008 and, to a lesser extent, a greater percentage of pay accounts represented by international social networking pay accounts which have lower-priced subscription plans compared to U.S. social networking pay accounts. We anticipate our Classmates Media pay accounts and billable services revenues will continue to grow, at least in the near term.

        Classmates Media billable services revenues increased by $17.5 million, or 37%, to $65.4 million for the six months ended June 30, 2008, compared to $47.9 million for the six months ended June 30, 2007. The increase in Classmates Media billable services revenues was due to a 44% increase in our average number of pay accounts from 2.4 million for the six months ended June 30, 2007 to 3.5 million for the six months ended June 30, 2008. This increase was partially offset by a 5% decrease in ARPU from $3.27 for the six months ended June 30, 2007 to $3.11 for the six months ended June 30, 2008. The decrease in ARPU was primarily attributable to limited-time promotional subscription offerings in the fourth quarter of 2007 which negatively impacted ARPU in the six months ended June 30, 2008 and, to a lesser extent, a greater percentage of pay accounts represented by international social networking pay accounts which have lower-priced subscription plans compared to U.S. social networking pay accounts.

         Communications Billable Services Revenues.    Communications billable services revenues decreased by $15.4 million, or 21%, to $56.1 million for the quarter ended June 30, 2008, compared to $71.5 million for the quarter ended June 30, 2007. The decrease in Communications billable services revenues was due to a 24% decrease in our average number of dial-up Internet access pay accounts from 2.1 million for the quarter ended June 30, 2007 to 1.6 million for the quarter ended June 30, 2008. In addition, the decrease in revenues was partially due to a $0.5 million decrease in revenues associated with our VoIP business, which we exited in the third quarter of 2007. These decreases were partially offset by an increase in revenues from our DSL services in the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. We anticipate continued declines in our Communications pay accounts, which will result in continued declines in Communications billable services revenues.

        Communications billable services revenues decreased by $30.0 million, or 21%, to $115.6 million for the six months ended June 30, 2008, compared to $145.6 million for the six months ended June 30, 2007. The decrease in Communications billable services revenues was due to a 24% decrease in our average number of dial-up Internet access pay accounts from 2.1 million for the six months ended June 30, 2007 to 1.6 million for the six months ended June 30, 2008. In addition, the decrease in revenues was partially due to a $1.0 million decrease in revenues associated with our VoIP business, which we exited in the third quarter of 2007. These decreases were partially offset by an increase in revenues from our DSL services in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

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

        Our loyalty marketing service revenues are derived almost entirely from advertising fees, consisting primarily of fees generated when emails are transmitted to members, when members respond to emails and when members complete online transactions. We sell marketing solutions to advertisers with both brand and direct response objectives through a full suite of email, display and other advertising opportunities. We also use targeting technologies and Web site integrations in order to provide effective solutions for advertisers.

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

         Consolidated Advertising Revenues.    Consolidated advertising revenues decreased by $2.3 million, or 7%, to $32.0 million for the quarter ended June 30, 2008, compared to $34.3 million for the quarter ended June 30, 2007. Consolidated advertising revenues decreased by $4.7 million, or 7%, to $63.2 million for the six months ended June 30, 2008, compared to $67.8 million for the six months ended June 30, 2007. The decrease was primarily attributable to a decrease in advertising revenues in our Communications segment, partially offset by an increase in advertising revenues in our Classmates Media segment. Advertising revenues related to our Classmates Media segment and our Communications segment constituted 71.5% and 28.5%, respectively, of our consolidated advertising revenues for the quarter ended June 30, 2008, compared to 64.5% and 35.5%, respectively, for the quarter ended June 30, 2007. Advertising revenues related to our Classmates Media segment and our Communications segment constituted 68.9% and 31.1%, respectively, of our consolidated advertising revenues for the six months ended June 30, 2008, compared to 62.4% and 37.6%, respectively, for the six months ended June 30, 2007.

         Classmates Media Advertising Revenues.    Classmates Media advertising revenues increased by $0.8 million, or 3%, to $22.9 million for the quarter ended June 30, 2008, compared to $22.1 million for the quarter ended June 30, 2007. The increase was primarily related to a $1.7 million increase in revenues from our loyalty marketing service and, to a lesser extent, a $0.4 million increase in revenues associated with our international social networking services. These increases were partially offset by a $1.3 million decrease in revenues from post-transaction sales resulting from a change in our advertising partner in the fourth quarter of 2007. Our new post-transaction sales partners have not generated as much revenue as generated under the agreement with our previous advertising partner.

        Classmates Media advertising revenues increased by $1.2 million, or 3%, to $43.5 million for the six months ended June 30, 2008, compared to $42.3 million for the six months ended June 30, 2007. The increase was primarily related to a $3.1 million increase in revenues from our loyalty marketing service and, to a lesser extent, a $0.7 million increase in revenues associated with our international social networking services. These increases were partially offset by a $2.6 million decrease in revenues from post-transaction sales resulting from a change in our advertising partner in the fourth quarter of 2007.

         Communications Advertising Revenues.    Communications advertising revenues decreased by $3.1 million, or 25%, to $9.1 million for the quarter ended June 30, 2008, from $12.2 million for the quarter ended June 30, 2007. The decrease was primarily attributable to a decrease in advertising revenue from our start pages and, to a lesser extent, search revenues, as a result of a decrease in pay accounts. We anticipate that Communications advertising revenues will decrease going forward as a result of decreasing pay accounts.

        Communications advertising revenues decreased by $5.9 million, or 23%, to $19.6 million for the six months ended June 30, 2008, from $25.5 million for the six months ended June 30, 2007. The decrease was primarily attributable to a decrease in advertising revenue from our start pages and, to a lesser extent, search revenues, as a result of a decrease in pay accounts.

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

         Consolidated Cost of Revenues.    Consolidated cost of revenues decreased by $3.6 million, or 12%, to $26.8 million for the quarter ended June 30, 2008, compared to $30.4 million for the quarter ended June 30, 2007. The decrease was primarily due to decreased costs associated with our Communications segment, partially offset by increased costs associated with our Classmates Media segment. Cost of revenues related to our Classmates Media segment and our Communications segment constituted 43.0% and 57.0%, respectively, of our total segment cost of revenues for the quarter ended June 30, 2008, compared to 34.5% and 65.5%, respectively, for the quarter ended June 30, 2007.

        Consolidated cost of revenues decreased by $5.0 million, or 8%, to $54.7 million for the six months ended June 30, 2008, compared to $59.7 million for the six months ended June 30, 2007. The decrease was primarily due to decreased costs associated with our Communications segment, partially offset by increased costs associated with our Classmates Media segment and a $0.4 million increase in depreciation. Cost of revenues related to our Classmates Media segment and our Communications segment constituted 39.7% and 60.3%, respectively, of our total segment cost of revenues for the six months ended June 30, 2008, compared to 33.6% and 66.4%, respectively, for the six months ended June 30, 2007.

         Classmates Media Cost of Revenues.    Classmates Media cost of revenues increased by $0.9 million, or 9%, to $10.6 million, or 18.6% of Classmates Media revenues, for the quarter ended June 30, 2008, compared to $9.8 million, or 20.4% of Classmates Media revenues, for the quarter ended June 30, 2007. The increase in costs was primarily related to a $0.7 million increase in overhead, personnel- and customer support-related costs associated with our social networking services and a $0.2 million increase in costs associated with our loyalty marketing service.

        Classmates Media cost of revenues increased by $1.3 million, or 7%, to $19.9 million, or 18.3% of Classmates Media revenues, for the six months ended June 30, 2008, compared to $18.7 million, or 20.7% of Classmates Media revenues, for the six months ended June 30, 2007. The increase in costs was primarily related to a $1.3 million increase in overhead, personnel- and customer support-related costs associated with our social networking services.

         Communications Cost of Revenues.    Communications cost of revenues decreased by $4.5 million, or 24%, to $14.1 million, or 21.6% of Communications revenues, for the quarter ended June 30, 2008, compared to $18.6 million, or 22.2% of Communications revenues, for the quarter ended June 30, 2007. The decrease in costs was due to a $3.7 million decrease in telecommunications costs associated with our dial-up Internet access business primarily due to a decrease in the number of pay accounts, a decrease in hourly usage per pay account as well as slightly lower average hourly telecommunications costs. In addition, Communications costs of revenues decreased as a result of a $1.1 million decrease in customer support- and billing-related costs in the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007, as a result of a decrease in the number of dial-up Internet access pay accounts and a decrease in the hourly rate charged by our third-party vendor, a $0.6 million decrease in costs associated with our VoIP services as a result of our decision to exit the VoIP business in the third quarter of 2007, and a $0.4 million decrease in overhead costs. These decreases were partially offset by a $1.7 million increase in costs associated with our DSL services.

        Communications cost of revenues decreased by $6.6 million, or 18%, to $30.3 million, or 22.4% of Communications revenues, for the six months ended June 30, 2008, compared to $36.9 million, or 21.6% of Communications revenues, for the six months ended June 30, 2007. The decrease in costs was due to a $6.3 million decrease in telecommunications costs associated with our dial-up Internet access business primarily due to a decrease in the number of pay accounts, a decrease in hourly usage per pay account as well as slightly lower average hourly telecommunications costs. In addition, Communications costs of revenues decreased as a result of a $1.8 million decrease in customer support-and billing-related costs in the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007, as a result of a decrease in the number of dial-up Internet access pay accounts and a decrease in the hourly rate charged by our third-party vendor, a $1.3 million decrease in costs associated with our VoIP services as a result of our decision to exit the VoIP business in the third quarter of 2007, and a $0.8 million decrease in overhead costs. These decreases were partially offset by a $4.2 million increase in costs associated with our DSL services.

Sales and Marketing

        Sales and marketing expenses include expenses associated with promoting our services and with generating advertising revenues. Expenses associated with promoting our services include advertising and promotion expenses; fees paid to distribution partners, third-party advertising networks and co-registration partners to acquire new pay and free accounts; personnel and overhead-related expenses for marketing personnel; and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. We have expended significant amounts on sales and marketing, including branding and customer acquisition campaigns consisting of television, Internet, radio, print and outdoor advertising, and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote our products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs.

         Consolidated Sales and Marketing Expenses.    Consolidated sales and marketing expenses decreased by $6.9 million, or 16%, to $35.8 million, or 29.3% of consolidated revenues, for the quarter ended June 30, 2008, compared to $42.7 million, or 32.5% of consolidated revenues, for the quarter ended June 30, 2007. The decrease was primarily attributable to a reduction in marketing expenses related to our Communications segment, partially offset by a slight increase in marketing expenses related to our Classmates Media segment. Sales and marketing expenses related to our Classmates Media segment and our Communications segment constituted 58.5% and 41.5%, respectively, of total segment sales and marketing expenses for the quarter ended June 30, 2008 versus 48.8% and 51.2%, respectively, for the quarter ended June 30, 2007.

        Consolidated sales and marketing expenses decreased by $16.1 million, or 18%, to $72.6 million, or 29.7% of consolidated revenues, for the six months ended June 30, 2008, compared to $88.7 million, or 34.0% of consolidated revenues, for the six months ended June 30, 2007. The decrease was primarily attributable to a reduction in marketing expenses related to our Communications segment and, to a lesser extent, a decrease in marketing expenses related to our Classmates Media segment. Sales and marketing expenses related to our Classmates Media segment and our Communications segment constituted 55.9% and 44.1%, respectively, of total segment sales and marketing expenses for the six months ended June 30, 2008 versus 46.5% and 53.5%, respectively, for the six months ended June 30, 2007.

         Classmates Media Sales and Marketing Expenses.    Classmates Media sales and marketing expenses increased by $0.1 million to $20.9 million, or 36.7% of Classmates Media revenues, for the quarter ended June 30, 2008, compared to $20.8 million, or 43.6% of Classmates Media revenues, for the quarter ended June 30, 2007.

        Classmates Media sales and marketing expenses decreased by $0.7 million, or 2%, to $40.5 million, or 37.2% of Classmates Media revenues, for the six months ended June 30, 2008, compared to $41.2 million, or 45.7% of Classmates Media revenues, for the six months ended June 30, 2007. The decrease was the result of a $0.6 million decrease in personnel- and overhead-related expenses and a $0.4 million decrease in marketing costs related to acquiring new members. These decreases were partially offset by a $0.3 million increase in stock-based compensation primarily related to new equity awards issued in 2007 and the six months ended June 30, 2008.

         Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $7.0 million, or 32%, to $14.8 million, or 22.7% of Communications revenues, for the quarter ended June 30, 2008, compared to $21.8 million, or 26.1% of Communications revenues, for the quarter ended June 30, 2007. This decrease was attributable to a $5.6 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services, a $1.3 million decrease in personnel- and overhead-related expenses as a result of lower headcount, and a $0.9 million decrease in promotion costs related to our DSL services. These decreases were partially offset by a $0.7 million increase in stock-based compensation primarily related to new equity awards issued in 2007 and the six months ended June 30, 2008.

        Communications sales and marketing expenses decreased by $15.4 million, or 33%, to $31.9 million, or 23.6% of Communications revenues, for the six months ended June 30, 2008, compared to $47.3 million, or 27.7% of Communications revenues, for the six months ended June 30, 2007. This decrease was attributable to a $12.4 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services, a $2.9 million decrease in personnel- and overhead-related expenses as a result of lower headcount, and a $1.1 million decrease in promotion costs related to our DSL services. These decreases were partially offset by a $1.3 million increase in stock-based compensation primarily related to new equity awards issued in 2007 and the six months ended June 30, 2008.

Technology and Development

        Technology and development expenses include expenses for the maintenance of existing software and technology and the development of new or improved software and technology, including personnel-related expenses for the software engineering department and the costs associated with operating our facility in India. Costs incurred by us to manage and monitor our technology and development activities are expensed as incurred. Costs relating to the acquisition and development of internal-use software are capitalized and depreciated over their estimated useful lives, generally three years.

         Consolidated Technology and Development Expenses.    Consolidated technology and development expenses decreased by $0.5 million, or 4%, to $12.5 million, or 10.2% of consolidated revenues, for the quarter ended June 30, 2008, compared to $13.1 million, or 9.9% of consolidated revenues, for the quarter ended June 30, 2007. The decrease in costs was attributable to a decrease in expenses in the Communications segment, partially offset by an increase in expenses in the Classmates Media segment and a $0.1 million increase in depreciation. Technology and development expenses related to our Classmates Media segment and our Communications segment constituted 48.0% and 52.0%, respectively, of total segment technology and development expenses for the quarter ended June 30, 2008, compared to 34.1% and 65.9%, respectively, for the quarter ended June 30, 2007.

        Consolidated technology and development expenses decreased by $1.1 million, or 4%, to $25.4 million, or 10.4% of consolidated revenues, for the six months ended June 30, 2008, compared to $26.5 million, or 10.2% of consolidated revenues, for the six months ended June 30, 2007. The decrease in costs was attributable to a decrease in expenses in the Communications segment, partially offset by an increase in expenses in the Classmates Media segment and a $0.5 million increase in depreciation. Technology and development expenses related to our Classmates Media segment and our Communications segment constituted 46.9% and 53.1%, respectively, of total segment technology and development expenses for the six months ended June 30, 2008, compared to 31.0% and 69.0%, respectively, for the six months ended June 30, 2007.

         Classmates Media Technology and Development Expenses.    Classmates Media technology and development expenses increased by $1.3 million, or 33%, to $5.2 million, or 9.2% of Classmates Media revenues, for the quarter ended June 30, 2008, compared to $3.9 million, or 8.2% of Classmates Media revenues, for the quarter ended June 30, 2007. The increase was primarily due to a $1.0 million increase in personnel-related expenses due to increased headcount and, to a lesser extent, a $0.3 million increase in overhead-related expenses.

        Classmates Media technology and development expenses increased by $3.0 million, or 41%, to $10.5 million, or 9.6% of Classmates Media revenues, for the six months ended June 30, 2008, compared to $7.4 million, or 8.2% of Classmates Media revenues, for the six months ended June 30, 2007. The increase was primarily due to a $2.5 million increase in personnel-related expenses due to increased headcount and, to a lesser extent, a $0.5 million increase in overhead-related expenses.

         Communications Technology and Development Expenses.    Communications technology and development expenses decreased by $1.9 million, or 25%, to $5.7 million, or 8.7% of Communications revenues, for the quarter ended June 30, 2008, compared to $7.6 million, or 9.1% of Communications revenues, for the quarter ended June 30, 2007. The decrease was primarily the result of a $2.1 million decrease in personnel-related expenses as a result of lower headcount. We anticipate that Communications technology and development expenses will continue to decline in 2008 when compared to 2007 as a result of a restructuring-related reduction in the number of technology and development employees in this segment in October 2007.

        Communications technology and development expenses decreased by $4.7 million, or 28%, to $11.9 million, or 8.8% of Communications revenues, for the six months ended June 30, 2008, compared to $16.5 million, or 9.6% of Communications revenues, for the six months ended June 30, 2007. The decrease was primarily the result of a $4.7 million decrease in personnel-related expenses as a result of lower headcount.

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

        General and administrative expenses, in the aggregate and as a percentage of revenues, increased in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Stock-based compensation has increased as a result of several factors, including: bonuses for certain members of senior management for the year ending December 31, 2008 (the "2008 Bonuses") will be paid primarily in shares of our common stock whereas such bonuses were historically paid primarily in cash; the effect of shares of common stock and restricted stock units awarded in the first quarter of fiscal 2008; and the effect of restricted stock units awarded in 2007 to members of senior management in connection with the renewal of employment agreements or in connection with initial employment agreements. Also, the resignation of an executive officer in 2007 resulted in the reversal in 2007 of stock-based compensation recorded in prior periods which reduced stock-based compensation associated with general and administrative expenses in 2007. The payment of the 2008 Bonuses in shares of common stock as opposed to cash, while increasing stock-based compensation, is not anticipated to have a significant impact on general and administrative expenses in 2008.

         Consolidated General and Administrative Expenses.    Consolidated general and administrative expenses increased by $5.9 million, or 35%, to $22.8 million, or 18.6% of consolidated revenues, for the quarter ended June 30, 2008, compared to $16.9 million, or 12.9% of consolidated revenues, for the quarter ended June 30, 2007. The increases were due to an increase in expenses associated with our Classmates Media segment and, to a lesser extent, an increase in expenses associated with our Communications segment, partially offset by a $0.3 million decrease in depreciation. General and administrative expenses related to our Classmates Media segment and our Communications segment constituted 57.2% and 42.8%, respectively, of total segment general and administrative expenses for the quarter ended June 30, 2008, compared to 46.3% and 53.7%, respectively, for the quarter ended June 30, 2007.

        Consolidated general and administrative expenses increased by $11.3 million, or 35%, to $43.7 million, or 17.9% of consolidated revenues, for the six months ended June 30, 2008, compared to $32.4 million, or 12.4% of consolidated revenues, for the six months ended June 30, 2007. The increases were due to an increase in expenses associated with our Classmates Media segment and, to a lesser extent, an increase in expenses associated with our Communications segment, partially offset by a

$0.6 million decrease in depreciation. General and administrative expenses related to our Classmates Media segment and our Communications segment constituted 53.9% and 46.1%, respectively, of total segment general and administrative expenses for the six months ended June 30, 2008, compared to 42.5% and 57.5%, respectively, for the six months ended June 30, 2007.

         Classmates Media General and Administrative Expenses.    Classmates Media general and administrative expenses increased by $5.2 million, or 73%, to $12.3 million, or 21.6% of Classmates Media revenues, for the quarter ended June 30, 2008, compared to $7.1 million, or 14.9% of Classmates Media revenues, for the quarter ended June 30, 2007. The increase was primarily related to the expensing of $3.9 million in deferred transaction-related costs relating to the proposed IPO of CMC, a $1.7 million increase in stock-based compensation primarily related to guaranteed equity awards to be issued to certain members of senior management and to recent equity awards, and a $0.5 million increase in personnel-related expenses due to increased headcount. These increases were partially offset by a $0.6 million decrease in consulting expenses and a $0.3 million decrease in facilities and other overhead-related costs.

        Classmates Media general and administrative expenses increased by $9.7 million, or 78%, to $22.2 million, or 20.4% of Classmates Media revenues, for the six months ended June 30, 2008, compared to $12.4 million, or 13.8% of Classmates Media revenues, for the six months ended June 30, 2007. The increase was primarily related to a $4.5 million increase in stock-based compensation primarily related to guaranteed equity awards to be issued to certain members of senior management and to recent equity awards, the expensing of $3.9 million in deferred transaction-related costs relating to the proposed IPO of CMC in the quarter ended June 30, 2008, a $1.3 million increase in personnel-related expenses due to increased headcount, and a $0.4 million increase in facilities and other overhead-related costs. These increases were partially offset by a $0.4 million decrease in consulting expenses.

         Communications General and Administrative Expenses.    Communications general and administrative expenses increased by $1.0 million, or 12%, to $9.2 million, or 14.1% of Communications revenues, for the quarter ended June 30, 2008, compared to $8.3 million, or 9.9% of Communications revenues, for the quarter ended June 30, 2007. The increase was due to a $2.8 million increase in stock-based compensation primarily related to the accrual for the 2008 Bonuses for certain members of senior management and equity awards issued in 2007 and in the six months ended June 30, 2008. The increase was partially offset by a $0.9 million decrease in personnel-related expenses as a result of the 2008 Bonuses being expensed as stock-based compensation as described above as well as lower headcount, a $0.7 million decrease in facilities and other overhead-related expenses and a $0.2 million decrease in recruiting and relocation costs.

        Communications general and administrative expenses increased by $2.1 million, or 12%, to $19.0 million, or 14.0% of Communications revenues, for the six months ended June 30, 2008, compared to $16.9 million, or 9.9% of Communications revenues, for the six months ended June 30, 2007. The increase was due to a $5.2 million increase in stock-based compensation primarily related to the accrual for the 2008 Bonuses for certain members of senior management and equity awards issued in 2007 and in the six months ended June 30, 2008. The increase was partially offset by a $1.6 million decrease in personnel-related expenses as a result of the 2008 Bonuses being expensed as stock-based compensation as described above as well as lower headcount, a $1.1 million decrease in facilities and other overhead-related expenses and a $0.4 million decrease in recruiting and relocation costs.

Amortization of Intangible Assets

        Amortization of intangible assets principally includes amortization of: acquired pay accounts and free accounts; acquired trademarks and trade names; purchased software and technology; acquired contracts and related relationships; acquired patents and domain names; and other identifiable intangible assets. In accordance with the provisions set forth in SFAS No. 142, goodwill is not being amortized but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would indicate the fair value of a reporting unit is below its carrying value.

        Consolidated amortization of intangible assets decreased by $1.2 million, or 37%, to $2.0 million for the quarter ended June 30, 2008, compared to $3.2 million for the quarter ended June 30, 2007. Consolidated amortization of intangible assets decreased by $1.8 million, or 27%, to $4.9 million for the six months ended June 30, 2008, compared to $6.7 million for the six months ended June 30, 2007. These decreases were primarily attributable to the accelerated amortization of intangible assets in earlier years associated with our Classmates acquisition in November 2004 and, to a lesser extent, a decrease in amortization in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as a result of certain assets from the acquisition of Web hosting assets in April 2004 becoming fully amortized in March 2007.

Restructuring Charges

        In the quarter and six months ended June 30, 2008, we recorded restructuring charges totaling $0.4 million and $0.6 million, respectively, primarily associated with the closure of our Orem, Utah facility. We believe these activities will result in total restructuring charges of approximately $0.7 million during 2008, comprised largely of employee termination benefits and facility-exit costs.

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

        Interest and other income, net, remained flat at $1.9 million for the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007. Interest and other income, net, increased by $0.2 million, or 5%, to $3.8 million for the six months ended June 30, 2008, compared to $3.6 million for the six months ended June 30, 2007. These increases were primarily due to an increase in cash, cash equivalents and short-term investments, partially offset by lower average interest rates. Net realized gains on sales of our short-term investments were not significant for the quarters and six months ended June 30, 2008 and 2007.

Interest Expense

        Interest expense consists of interest expense on capital leases, the amortization of premiums on certain of our short-term investments, and imputed interest on the acquired member redemption liability related to our acquisition of MyPoints in April 2006, which was amortized through the quarter ended September 30, 2007.

        Interest expense remained flat at $0.4 million for the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007. Interest expense decreased by $0.2 million, or 26%, to $0.5 million for the six months ended June 30, 2008, compared to $0.7 million for the six months ended June 30, 2007. The decrease in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily related to a decrease in imputed interest on the acquired member redemption liability, which was amortized through the quarter ended September 30, 2007.

Provision for Income Taxes

        For the quarter and six months ended June 30, 2008, we recorded a provision for income taxes of $9.8 million and $18.8 million, respectively on pre-tax income of $23.5 million and $45.5 million, respectively, resulting in a year-to-date effective income tax rate of 41.3%. For the quarter and six months ended June 30, 2007, we recorded a provision for income taxes of $10.0 million and $20.5 million, respectively, on pre-tax income of $26.2 million and $49.7 million, respectively, resulting in a year-to-date effective income tax rate of 41.2%. The increase in the effective income tax rate was primarily due to (1) an increase in compensation, including stock-based compensation in the quarter and six months ended June 30, 2008 versus the prior-year comparable periods that is limited under Section 162(m) of the Internal Revenue Code and (2) lower amounts of tax-free interest income generated in the quarter and six months ended June 30, 2008 compared to the prior-year comparable periods. These increases were partially offset by (1) the benefits of a lower state income tax rate, net of federal benefit, in 2008 as a result of changes to our state nexus profile and (2) the release of a portion of the deferred tax valuation allowance in the quarter and six months ended June 30, 2008 attributable to the utilization of certain foreign net operating loss carryforwards. The quarterly effective income tax rate is subject to fluctuation due to discrete items.

Liquidity and Capital Resources

        In April 2008, we entered into a definitive merger agreement with FTD Group, Inc. ("FTD"), a leading provider of floral and related products and services to consumers and retail florists in the United States, Canada, the United Kingdom, and the Republic of Ireland, providing for the proposed acquisition of FTD by us. Under the terms of the merger agreement and subject to the conditions therein, FTD stockholders will receive $10.15 in cash and 0.4087 of a share of United Online common stock for each share of FTD common stock (subject to adjustment as described below), for a total value of $14.38 per share of FTD common stock, based on United Online's closing stock price of $10.36 on July 21, 2008. Based on the number of shares of FTD common stock outstanding on July 21, 2008, and the closing stock price of United Online common stock on July 21, 2008, it is expected that FTD stockholders will receive total merger consideration of approximately $434 million, consisting of approximately $306 million in cash and approximately 12.3 million shares of United Online common stock. Upon closing of the proposed transaction, the former FTD stockholders will own approximately 15% of United Online.

        We plan to finance a portion of the cash merger consideration with financing from Silicon Valley Bank, and received a commitment from Silicon Valley Bank to provide to us, on the terms and subject to the conditions therein, a $60 million senior secured term loan facility (the "UOL Credit Facility") to be used to fund a portion of the cash merger consideration for the proposed acquisition of FTD by us. The term loans under the UOL Credit Facility will bear interest at either LIBOR plus 3.5% per annum (with a LIBOR floor of 3.0%) or a base rate plus 2% per annum. In connection with receipt of the commitment from Silicon Valley Bank, United Online and FTD entered into an amendment to the previously announced merger agreement pursuant to which we have elected to exercise our right under the terms of the merger agreement related to United Online obtaining additional financing to increase the per share cash merger consideration payable to FTD's stockholders by $2.81 in full substitution of the $3.31 principal amount of United Online 13% senior secured notes due in 2013 ("UOL notes").

        If the Silicon Valley Bank financing is unavailable to us for any reason, we are required to adjust the merger consideration so that FTD stockholders would instead receive $7.34 in cash, 0.4087 of a share of United Online common stock and $3.31 principal amount of UOL notes for each share of FTD common stock in the Acquisition, for a total value of $14.88 per share of FTD common stock based on United Online's closing stock price of $10.36 on July 21, 2008. In such case, United Online and FTD have agreed to notify FTD's stockholders by press release of such change in merger consideration on or before the fifth business day prior to the scheduled date of the special meeting of the FTD stockholders to consider the merger. Based on the number of shares of FTD common stock outstanding on July 21, 2008 and the closing stock price of United Online common stock on July 21, 2008, it is expected that FTD stockholders would receive total merger consideration of approximately $449 million, consisting of approximately $221 million in cash, approximately 12.3 million shares of United Online common stock and $100 million aggregate principal amount of UOL notes. The UOL notes would be secured by a pledge of the stock of CMC and guaranteed by all of our domestic subsidiaries other than FTD, FTD's direct parent and FTD's subsidiaries. The UOL notes would be issued on the terms set forth in the form of indenture filed with the SEC as an exhibit to our registration statement on Form S-4 with respect to the proposed acquisition.

        In connection with the Acquisition, on August 4, 2008, UNOLA Corp., an indirect wholly-owned subsidiary of United Online, entered into senior secured credit facilities (the "Credit Facilities") with Wells Fargo Bank, National Association ("Wells Fargo"), as lead arranger, providing for an aggregate principal amount of up to $425 million, consisting of (i) a term loan A facility of up to $75 million, (ii) a term loan B facility of up to $300 million, and (iii) a revolving credit facility of up to $50 million. The interest rate set forth in the Credit Facilities for loans made under the revolving credit facility and term loan A facility is either a base rate plus 2.5% per annum, or LIBOR plus 3.5% (with a LIBOR floor of 3.0%), in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The interest rate set forth in the Credit Agreement for loans made under a term loan B facility is either the base rate plus 3.5% per annum, or LIBOR plus 4.5% per annum (with a LIBOR floor of 3.0%), in each case, with a step-down in the interest rate depending on FTD's leverage ratio. In addition, FTD will pay a commitment fee equal to 0.50% per annum (with step-downs in the interest rate depending on FTD's leverage ratio) on the unused portion of the revolving credit facility. The Credit Facilities will be secured by substantially all of FTD's assets. It is expected that on the closing date of the Acquisition, the Credit Facilities will be funded and FTD and its subsidiaries will undertake UNOLA Corp.'s obligations under the Credit Facilities.

        Wells Fargo's commitment to fund the Credit Facilities on the closing date of the Acquisition is subject to the satisfaction of certain conditions, including, among other things, the consummation of the equity issuance of United Online common stock described above, its receipt of FTD's interim consolidated financial statements and other financial information, the satisfaction of the conditions in the merger agreement that are material to the interests of the lenders under the Credit Facilities, the absence of a material adverse effect at FTD, the achievement by FTD of at least $97.5 million of adjusted EBITDA, as defined in connection with the Credit Facilities, for the most recently completed trailing 12-month period ended at least 30 days prior to the Acquisition closing date for which financial statements are available, and the consummation of the defeasance of FTD's 7.75% senior subordinated notes due in 2014 (or, in our discretion, our funding of the purchase of all such senior subordinated notes pursuant to a tender offer and consent solicitation by FTD and the defeasance of any such senior subordinated notes not so acquired in such tender offer).

        In connection with the Acquisition, on July 28, 2008, FTD, Inc. ("FTDI"), a wholly-owned subsidiary of FTD, commenced a cash tender offer for any and all of the $170.1 million aggregate outstanding principal amount of FTDI's 7.75% senior subordinated notes due in 2014. In conjunction with the tender offer, noteholder consents are being solicited to effect certain amendments and waivers to the indenture governing such notes. The tender offer is scheduled to expire at 5:00 p.m., New York City time, on August 25, 2008, unless extended or earlier terminated by FTDI, including any extension required because the conditions to the closing of the Acquisition have not been satisfied as of that date. The consent solicitation is scheduled to expire at 5:00 p.m., New York City time, on August 11, 2008, unless extended or earlier terminated by FTDI. The tender offer is conditioned on, among other things, consummation of the Acquisition.

        Our total cash, cash equivalent and short-term investments balances increased by $21.7 million, or 10%, to $240.0 million at June 30, 2008, compared to $218.3 million at December 31, 2007. Our summary cash flows for the six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$65,090	$61,046
Net cash used for investing activities	$(67,947)	$(41,466)
Net cash used for financing activities	$(32,718)	$(19,109)

        Net cash provided by operating activities increased by $4.0 million, or 7%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Net cash provided by operating activities is driven by our net income adjusted for non-cash items, including, but not limited to, depreciation and amortization, provision for doubtful accounts receivable, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, deferred taxes, tax and excess tax benefits from equity awards, and changes in operating assets and liabilities. The increase was primarily due to a $7.6 million increase in non-cash items, partially offset by a $2.5 million decrease in net income for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, and a $0.6 million unfavorable change in operating assets and liabilities.

        Net cash used for investing activities increased by $26.5 million, or 64%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase was primarily the result of a $28.6 million increase in net purchases of short-term investments and a $3.2 million increase in cash paid for the Acquisition, partially offset by a $5.3 million decrease in purchases of property and equipment.

        We have invested significantly in our network infrastructure, software licenses, leasehold improvements, and computer equipment and we will need to make further investments in the future. Capital expenditures for the six months ended June 30, 2008 were $7.3 million. We currently anticipate that our total capital expenditures for 2008 will be in the range of $18 million to $22 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $13.6 million, or 71%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase was related to a combined $6.7 million decrease in proceeds from exercises of stock options and proceeds from our employee stock purchase plan; a $3.3 million increase in repurchases of common stock in connection with shares withheld upon vesting of restricted stock awards and restricted stock units to pay applicable employee withholding taxes; a $2.3 million decrease in excess tax benefits from equity awards; and a $1.3 million increase in the payment of dividends.

        In January 2008 and April 2008, our Board of Directors declared regular quarterly cash dividends of $0.20 per share of common stock, which were paid on February 29, 2008 and May 30, 2008 and totaled $14.6 million and $14.9 million, respectively. In July 2008, our Board of Directors declared a regular quarterly cash dividend of $0.20 per share of common stock. The record date for the dividend is August 14, 2008, and the dividend is payable on August 29, 2008. Following the closing of the Acquisition, we expect to decrease our regular quarterly cash dividend from $0.20 per share of common stock to $0.10 per share of common stock. In addition, the UOL notes impose certain restrictions on our ability to pay dividends following the closing of the Acquisition, and as a result of the terms of the Credit Facilities, cash flows at FTD will, in general, not be available to United Online and its subsidiaries (other than subsidiaries of FTD). The payment of future dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial performance and other factors. The payment of dividends will negatively impact cash flows from financing activities.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. Our Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2008. From August 2001 through June 30, 2008, we had repurchased a total of $139.2 million of our common stock under the program. We have not repurchased any shares of our common stock under the program since February 2005, and at June 30, 2008, the remaining amount available under the program was $60.8 million. Other than pursuant to the program or in connection with the withholding of shares related to the vesting of restricted stock units and the issuance of stock awards as discussed below, the merger agreement for the Acquisition imposes restrictions on our ability to repurchase shares of our common stock prior to the closing of the Acquisition. Following the Acquisition closing, the UOL notes or the UOL Credit Facility, as applicable, will impose certain restrictions on our ability to repurchase shares of our common stock.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units, restricted stock awards and stock awards we award to employees. We currently do not collect the applicable employee withholding taxes upon vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards from employees. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the program. Similar to repurchases of common stock under the program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the six months ended June 30, 2008 and 2007 were $7.1 million and $3.8 million, respectively, for which we withheld 627,000 shares and 265,000 shares of common stock, respectively, that were underlying the restricted stock units and restricted stock awards which vested and stock awards that were issued. The amount we pay in future quarters will vary based on our stock price and the number of restricted stock units vesting and stock awards being issued during the quarter.

        On August 8, 2007, Classmates Online, Inc. and MyPoints.com, Inc. declared a dividend to us, which was evidenced by unsecured notes payable in the aggregate principal amount of $50.0 million (the "Notes"). The Notes bear interest at an annual rate of 9.625%, payable quarterly in arrears. No principal is due on the Notes until maturity on August 31, 2013, and the Notes may be repaid in whole or in part at any time prior to maturity without penalty. Historically, our net cash provided by operating activities has been positively impacted by our Classmates and MyPoints businesses which have been transferred to CMC. We attempted to effect an IPO of CMC in the fourth quarter of 2007. However, CMC withdrew its Form S-1 registration statement previously filed with the SEC for the proposed IPO in December 2007 due to then-current market conditions. It remains our strategy to complete an IPO of CMC. If an IPO occurs, the Notes may be repaid in whole or in part from the proceeds from the offering, although there can be no assurance that the IPO will occur or that the Notes will be repaid. If the IPO were to occur, it is likely that the net cash provided by operating, investing and financing activities associated with CMC will remain with CMC and will not be available for our use. As such, cash flows available to us may significantly decrease if an IPO of CMC is consummated. In addition, the UOL notes provide that, in the event CMC completes an IPO, we must retire $50 million of the UOL notes at par and repay accrued but unpaid interest on the retired UOL notes. We expect that the UOL Credit Facility will provide that, in the event CMC completes an IPO,

UOL must repay the loans under the UOL Credit Facility in an amount equal to the greater of (i) 50% of the net cash proceeds received by UOL in connection with the IPO and (ii) $30 million.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the near term. We intend to use our existing cash balances and future cash generated from operations to fund, among other things, dividend payments, if declared by our Board of Directors; to develop and acquire other services, businesses or technologies with our focus in the near term primarily on the proposed acquisition of FTD; to repurchase our common stock underlying restricted stock units and stock awards and pay the employee withholding taxes due on vested restricted stock units and stock awards issued; and to fund future capital expenditures. To fund the proposed acquisition of FTD, we intend to use a substantial portion of our cash balances and to incur significant indebtedness. In accordance with the terms of the Credit Facilities with Wells Fargo, the UOL Credit Facility and the UOL notes, there will be significant limitations on our ability to use cash flows from operations generated by our Communications and Classmates Media segments for the benefit of FTD and, conversely, there will be significant limitations on our ability to use cash flows from operations generated by FTD for the benefit of United Online or the Communications and Classmates Media segments. Following the Acquisition, among other factors, the degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital. In addition, a significant amount of our cash generated from operations will be used for debt service.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, developing new or enhancing existing services or products, repurchasing our common stock, acquiring other services, businesses or technologies or funding significant capital expenditures, and have a material adverse effect on our business, financial position, results of operations, and cash flows as well as impair our ability to pay future dividends. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock.

Contractual Obligations

        Contractual obligations at June 30, 2008 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Capital leases	$5	$5	$—	$—	$—
Operating leases(1)	41,340	11,763	15,050	8,977	5,550
Telecommunications purchases	4,968	3,493	1,475	—	—
Media purchases	3,151	3,018	133	—	—
Member redemption liability, long-term	5,181	—	5,181	—	—

Total	$54,645	$18,279	$21,839	$8,977	$5,550

(1)
The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $2.1 million. We remain secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. We do not believe that material payments will be required as a result of our secondary responsibilities.

        Commitments under standby letters of credit at June 30, 2008 are scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Standby letters of credit	$1,895	$933	$866	$16	$80

        Standby letters of credit are maintained pursuant to certain of our lease arrangements. The standby letters of credit remain in effect at declining levels through the terms of the related leases.

Other Commitments

        In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies, and under the proposed merger agreement with FTD we are required to indemnify FTD's officers and directors for certain claims. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain of our officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Off-Balance Sheet Arrangements

        At June 30, 2008, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Business Combinations

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) requires prospective application for all acquisitions after the date of adoption. We expect SFAS No. 141(R) to have an impact on our consolidated financial statements when effective, but the timing, nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions we consummate after the effective date. We will continue to evaluate the impact of the adoption of SFAS No. 141(R).

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

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

        In June 2008, the FASB issued Staff Position ("FSP") EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), in which the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends (such as restricted stock units granted by the Company) are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP EITF 03-6-1 will be effective for us on January 1, 2009 and will be applied retroactively to all prior-period earnings per share computations. We have not yet determined the effect on our earnings per share amounts upon adoption of FSP EITF 03-6-1.

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

        Our short-term investments at June 30, 2008 consisted of municipal securities, U.S. Government agencies securities and U.S. corporate notes. As a result of the recent adverse conditions in the U.S. credit markets, during 2007, we liquidated, without any losses in principal, our investments in auction rate securities and did not hold any auction rate securities in our portfolio at June 30, 2008. We classify all of our short-term investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At June 30, 2008, gross unrealized gains and gross unrealized losses in our short-term investments aggregated $423,000 and $42,000, respectively.

        During the quarter ended June 30, 2008, our short-term investments portfolio yielded an effective annualized interest rate of 2.04% and an annualized taxable equivalent yield of 2.59%. If interest rates were to decrease 100 basis points on a sustained parallel basis throughout the remainder of the year, the result would be an annualized decrease in our interest income related to our short-term investments and cash and cash equivalents of approximately $1.4 million.

Foreign Currency Risk

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the Indian Rupee (INR) and the Euro, which may result in a gain or loss of earnings to us. The volatilities of the INR and the Euro (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in stockholders' equity. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. dollar. When the functional currencies of our foreign operations are denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact our operating results. Net foreign currency transaction gains or losses arising from transactions in our foreign operations denominated in currencies other than the local functional currency are included in other income (expense), net in the consolidated statements of operations. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. dollars as the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and expenses. The effect of foreign currency exchange rate fluctuations for the quarter and six months ended June 30, 2008 was not material to our consolidated results of operations. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, including currency forward contracts, currency options and/or other derivative financial instruments commonly utilized to reduce financial market risks, if it is determined that such hedging activities are appropriate to reduce risk.

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

        On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero containing substantially similar allegations to the Piercy case. Plaintiffs in both cases are seeking injunctive and declaratory relief and damages. NetZero filed a response to both lawsuits denying the material allegations of the complaints. Both Messrs. Piercy and Ewart subsequently withdrew from the actions as class representatives. On March 16, 2007, Barbara Rasnake and Robert Du Verger were substituted as purported class representatives. On May 25, 2007, the court consolidated the actions under the caption Rasnake v. NetZero, Inc. On July 13, 2007, the plaintiffs filed a consolidated amended class action complaint at which time Peter Chrisler was also substituted as a purported class representative. A settlement agreement has been entered into by all parties in this case and will be presented to the court for preliminary approval on August 12, 2008.

        The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, financial position, results of operations or cash flows, the results of legal proceedings, claims and litigation are inherently uncertain and we cannot assure you that we will not be materially and adversely impacted by the results of such proceedings. At June 30, 2008, we had not established allowances for losses relating to any of the matters described above, with the exception of the Rasnake v. NetZero matter.

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

        The market for our services is competitive, and we expect competition to significantly increase in the future. Our social networking services compete with a wide variety of social networking Web sites, including broad social networking Web sites such as MySpace and Facebook; a number of specialty Web sites, including LinkedIn, Reunion.com and Monster.com's Military.com service, that offer online social networking services based on school, work or military communities; and an increasing number of schools, employers and associations that maintain their own Internet-based alumni information services. We also compete with a wide variety of Web sites that provide users with alternative networks and ways of locating and interacting with acquaintances from various affiliations, including Web portals such as Yahoo!, MSN and AOL, and online services designed to locate individuals such as White Pages and US Search. As Internet search engines continue to improve their technology and their ability to locate individuals, including by finding individuals through their profiles on social networking Web sites, these services will increasingly compete with our services. As a result of the growth of the social networking market and minimal barriers to entry, a number of companies have entered or are attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. In addition, many existing social networking services are broadening their service offerings to compete with our services. As we broaden our services and also evolve into a service used for meeting new people with similar interests or affiliations, we may compete with the increasing number of social networking Web sites for special niches and areas of interest.

        The market for loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as loyalty marketing programs grow in popularity. Our MyPoints loyalty marketing business faces competition for members from several other online loyalty marketing programs, including Ebates, Upromise, FatWallet, and Inboxdollars. We also face competition from offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies.

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

        Although we have recently experienced an increase in the number of pay accounts, this trend may not continue at the same rate, or at all. We believe that most of our pay accounts elect to purchase our services as a result of a limited number of features. For example, we believe that our Classmates Online digital guestbook feature is responsible for a significant portion of the increase in our new pay accounts since the end of 2006. In addition, international pay accounts are becoming an increasingly large component of our pay account mix and have constituted a significant portion of our growth in pay accounts. If our social networking pay features are not as compelling and we do not stay current with evolving consumer trends, our free members may not subscribe for our pay features. Any decrease in our conversion rate of free members to pay accounts could adversely affect our business and financial results.

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

        Our businesses are highly dependent upon email. Our emails generate the majority of the traffic on our social networking Web sites and are the most important driver of member activity for our loyalty marketing service. Each month, a significant number of email addresses for our social networking and loyalty marketing members become invalid. This disrupts our ability to email these members. Further, social networking members cannot contact or interact online with members with invalid emails, which undermines a key reason that members use our social networking services. Due to the importance of email to our businesses, if we are unable to successfully deliver emails to our members, our revenue and profitability would be adversely affected.

        With respect to those members for whom we do have valid email addresses, a significant number of our social networking members elect to opt out of receiving our subscription-based emails, such as

Classmates Connections. Without the ability to email these members, we have very limited means of otherwise notifying those members of updates to their affiliations in order to persuade such members to return to our Web sites. If there is an increase in the number of members who opt out of receiving our subscription-based emails and if we are unable to find other ways to convince such members to return to our Web sites, our business and results of operations could be adversely affected.

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

        We have invested significantly in expanding our social networking services into several international markets, primarily Sweden, Germany, France and Austria, and international pay accounts now constitute a significant portion of our pay account growth. One of our strategies is to continue the expansion of our social networking services into additional international markets. We intend to continue to invest in our international operations, including through the expansion of our services into new markets. However, the investment of additional resources may be restricted as a result of the terms of the indebtedness which we anticipate incurring in connection with the proposed acquisition of FTD Group, Inc. (the "Acquisition") and may not produce desired levels of revenue or profitability, and we may not be successful in expanding into new markets. Managing a global organization can be difficult, time consuming and expensive. We have limited experience operating in foreign jurisdictions which may increase the risk that any international expansion efforts we undertake will not be successful. In addition, conducting international operations involves additional risks and uncertainties, including:

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

  •
  national communications companies and local exchange carriers such as AT&T Inc., Qwest Communications International, Inc., and Verizon;

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

        In the fourth quarter of 2006, we began offering digital subscriber line ("DSL") services by purchasing and reselling DSL services acquired through third-party providers. The providers from whom we purchase such services are either our direct competitors or acquire their services from our competitors. We currently have agreements with only a limited number of providers and their services cover only a portion of the U.S. There is no assurance that we will be successful in entering into the agreements necessary to offer DSL services on a significant scale, that we will be able to maintain such agreements or that the pricing under such agreements will enable us to profitably resell the services. Most of the largest providers of broadband services, such as cable and telecommunications companies, control their own networks and offer a wider variety of services than we offer, including phone, data and video services. Their ability to bundle services and to offer broadband services at prices below the price that we can profitably offer comparable services puts us at a competitive disadvantage. Decreases in retail broadband pricing as a result of competition would adversely impact our ability to offer such services profitably or at a competitive price. We only have a limited number of subscribers to our DSL services and there can be no assurance that our DSL services will be commercially successful.

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

        Substantially all of our Communications revenues and profits come from our dial-up Internet access services. As a result of expected continued decreases in our dial-up Internet access pay accounts and, potentially, the average monthly revenue per pay account, we expect that our Communications billable services revenues and the profitability of this segment will continue to decline over time. The rate of decline in billable services revenues has accelerated in some periods and may continue to accelerate. We also expect that our Communications advertising revenues will continue to decline. Continued declines, particularly if such declines accelerate, in Communications revenues may materially and adversely impact the profitability of this segment and the Company as a whole.

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

        Advertising revenues are a critical component of our revenues and profitability. Our revenues from advertising have in the past fluctuated, and may in the future fluctuate, due to a variety of factors including, without limitation, the effect of key advertising relationships, competition, changes in our business models, changes in the online advertising market, changes in our advertising inventory, and changes in usage. In particular, we derive significant revenues from search on our Communications services, from post-transaction sales on our Classmates Online service and from certain other advertising initiatives or partners across our services, and any termination, change or decrease in revenues from these sources could have a material impact on our advertising revenues. The Internet advertising field continues to evolve with many different advertising networks, Web publishers, and other providers competing with one another and providing different types of advertising solutions, and our internal sales force competes with some or all of these solutions for advertising dollars. We also compete with television, radio, print, and other offline sources for advertising dollars. Internet advertising techniques are evolving, and if our technology and advertising serving techniques do not keep up with the needs of advertisers, we will not be able to compete effectively. There can be no assurance our advertising initiatives will be effective or that we will successfully compete with third-parties, and our advertising revenues may decline in future periods. Advertising inventory in our Communications segment continues to decline as a result of the decrease in our dial-up access accounts, and we anticipate decreased advertising revenues in the Communications segment which will adversely impact our profitability.

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

We may be unsuccessful at acquiring additional businesses, services or technologies. Even if we complete an acquisition (including the Acquisition), it may not improve our results of operations and may adversely impact our business and financial condition.

        One of our strategic objectives is to acquire businesses, services or technologies that will provide us with an opportunity to diversify the services we offer, leverage our assets and core competencies, expand our geographic reach or that otherwise may be complementary to our existing businesses. We may not succeed in growing or maintaining our revenues unless we are able to successfully complete acquisitions. The merger and acquisition market for companies offering Internet services is extremely competitive, particularly for companies who have demonstrated a profitable business model with long-term growth potential. Companies with these characteristics trade publicly or are privately valued at multiples of earnings, revenues, operating income, and other metrics significantly higher than the multiples at which we are currently valued. In April 2008, we signed a definitive merger agreement to acquire FTD. Acquisitions, including the Acquisition, may require us to obtain debt or equity financing, which may not be available to us on reasonable terms, or at all. In addition, negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. These and other factors may make it difficult for us to acquire additional businesses, services or technologies at affordable prices, or at all, and there is no assurance that we will be successful in completing additional acquisitions.

        We have evaluated (both in light of the Acquisition and on a stand-alone basis), and expect to continue to evaluate, a wide variety of potential strategic transactions that we believe may complement our current or future business activities. We routinely engage in discussions regarding potential acquisitions and any of these transactions could be material to our financial condition, results of operations and cash flows. However, we cannot assure you that the anticipated benefits of an acquisition (including the Acquisition) will materialize or that any integration attempts will be successful. Acquiring a business, service or technology involves many risks, including:

  •
  disruption of our ongoing business and significant diversion of resources and management time from day-to-day responsibilities;

  •
  acquisition financings that involve the issuance of potential dilutive equity or the incurrence of debt;

  •
  reduction of cash and other resources available for operations and other uses;

  •
  unforeseen obligations or liabilities;

  •
  exposure to risks specific to the acquired business, service or technology to which the Company is not currently exposed;

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

  •
  potential dilutive issuance of equity, large write-offs either at the time of the acquisition or in the future, the incurrence of restructuring charges, the incurrence of debt, the amortization of identifiable intangible assets, and the impairment of amounts capitalized as goodwill and other intangible assets; and

  •
  lack of, or inadequate, controls, policies and procedures appropriate for a public company, and the time, cost and difficulties related to the implementation or remediation of such controls, policies and procedures.

        Any of these risks could harm our business and financial results.

        Risks specific to the proposed acquisition of FTD include our failure to satisfy any of the conditions to complete the Acquisition; our failure to obtain financing to complete the Acquisition; our failure to achieve anticipated benefits of the Acquisition; the impact of, and restrictions associated with, the debt incurred in connection with the Acquisition; acquisition costs being greater than anticipated; unanticipated delays in consummating the Acquisition as a result of regulatory issues or other factors; and risks associated with the combined business of our Company and FTD, as well as the risk factors discussed from time to time in our and FTD's press releases, public statements and/or filings with the SEC. For a further discussion of some of these risks, see "Risks Relating to the Proposed FTD Group, Inc. Acquisition" below.

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

        Our trademarks, patents, copyrights, domain names and trade secrets are important to the success of our business. We principally rely upon patent, trademark, copyright, trade secret and contract laws to protect our proprietary technology, all of which provide only limited protection. The protection of our proprietary rights may require the expenditure of significant financial and internal resources. We cannot assure you that we have taken adequate steps to prevent misappropriation of our proprietary rights. Our failure to adequately protect our proprietary rights could adversely affect our brands and could harm our business.

Legal actions, particularly those associated with proprietary rights, could subject us to substantial liability and expense and require us to change our business practices.

        We are currently, and have been in the past, party to various legal actions. These actions include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third-party patents, claims in connection with employment practices, securities laws claims, breach of contract claims, and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims including, without limitation, claims for defamation, negligence, trademark infringement, copyright infringement, and privacy matters. Various governmental agencies may also assert claims, institute legal actions, inquiries or investigations, or impose obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancellation, refund, or disclosure practices.

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

        We have capitalized goodwill and other intangible assets in connection with our acquisitions. We evaluate the recoverability of our identifiable intangible assets and other long-lived assets for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. In addition, we perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill might be permanently impaired. If our acquisitions are not commercially successful, we would likely be required to record impairment charges which would negatively impact our financial condition and results of operations. For example, in the fourth quarter of 2006, we impaired certain long-lived assets associated with our VoIP services and certain goodwill and intangible assets associated with the acquisition of our photo sharing services. We have experienced impairment charges in the past, and we cannot assure you that we will not experience such charges in the future. In addition, from time to time, we record assets on our balance sheet that, due to changes in value or in our strategy, may have to be expensed in future periods. In connection with the proposed acquisition of FTD, we have incurred and capitalized approximately $6.5 million of acquisition costs through June 30, 2008, and continue to incur and capitalize such costs, which we will have to expense in a future period if the Acquisition does not occur. Write-downs or impairments of assets, whether tangible or intangible, could adversely and materially impact our financial condition and results of operations.

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

        The FTC and certain state agencies have investigated Internet companies, including us, in connection with consumer protection and privacy matters. The federal government has also enacted consumer protection laws, including laws protecting the privacy of consumers' nonpublic personal information. Our failure to comply with existing laws, including those of foreign countries in which we operate, the adoption of new laws or regulations or changes in enforcement policies and procedures could increase the costs of operating our business. To the extent that our services and business practices change as a result of changes in regulations or claims or actions by governmental agencies, such as the FTC, or claims or actions by private parties, our business, financial position, results of operations and cash flows could be materially adversely affected.

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

        Our computer equipment and the telecommunications infrastructure of our third-party network providers are vulnerable to damage from fires, earthquakes, floods, power loss, telecommunications failures, terrorism, and similar events. We have experienced situations where power loss and telecommunications failures have adversely impacted our services, although to date such failures have not been material to our operations. Despite our implementation of network security measures, our servers are also vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage, and similar disruptions from unauthorized tampering of our computer systems. In addition, a significant portion of CMC's critical computer equipment, including data centers, is located in areas of the states of California and Washington that are particularly susceptible to earthquakes, and a significant portion of our Classmates Online subsidiary's computer equipment and data centers are also located in a flood plain. While we maintain redundant capabilities for our data centers, a disaster could result in a significant and extended disruption of our operations and services. Any prolonged disruption of our services due to these or other events would severely impact or shut down our business. We do not carry earthquake or flood insurance, and the property, business interruption and other insurance we do carry may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions in our services.

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

        In 2007, we commenced the process for an IPO of our wholly-owned subsidiary, CMC, which filed a Form S-1 registration statement relating to the IPO. The registration statement was withdrawn in December of 2007. While it remains our strategy to complete a CMC IPO, we do not believe it would be completed before 2009 and there can be no assurance that it will ever be completed.

        If the CMC IPO is completed, CMC would be a new public company and cash flows associated with CMC would likely remain with CMC and would no longer be available for our use. Additionally, Mark R. Goldston, our chairman, president and chief executive officer, has an employment agreement to serve as the chairman and chief executive officer of CMC. Although we also have an employment agreement with Mr. Goldston, he will not be dedicated to our business on a full-time basis and the loss of his full-time services could harm our business. We cannot assure you that a CMC IPO, if completed, will produce any increase in value for our stockholders or will not adversely impact United Online.

We cannot predict our future capital needs and we may not be able to secure additional financing.

        We may need to raise additional funds in the future to fund our operations, for acquisitions of businesses, services or technologies or for other purposes. Additional financing may not be available in a timely manner, on terms favorable to us, or at all. We anticipate incurring substantial indebtedness in connection with the Acquisition. The terms of such indebtedness in addition to the degree to which we are leveraged will adversely affect our ability to obtain additional financing. If adequate funds are not available or not available when required and in sufficient amounts or on acceptable terms, our business and future prospects may suffer.

We may stop paying, or reduce, quarterly cash dividends on our common stock.

        Commencing with the second quarter of 2005, we have declared and paid a quarterly cash dividend of $0.20 per share of common stock. The payment of future dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations and cash flows and such other factors as are deemed relevant by our Board of Directors. Our future cash flows may significantly decline due to, among other things, declines in our dial-up Internet access business and other factors. Our cash balances will also decline if we use our cash to acquire businesses, services or technologies, including our proposed acquisition of FTD; repurchase our common stock; or for other purposes. To fund the Acquisition, we intend to use a substantial portion of our cash balances and to incur significant indebtedness. The terms of such financing impose certain restrictions on our ability to pay dividends following the closing of the Acquisition and, as a result of the financing limitations, the cash flows of FTD will, in general, not be available to us (except for FTD and its subsidiaries). In addition, it remains our strategy to complete an IPO of CMC and, if such offering were consummated, we would no longer receive the cash flow from CMC that we historically received. These and other changes in our business needs, including working capital and funding for acquisitions, or a change in tax laws relating to dividends, among other factors, could cause our Board of Directors to decide to cease the payment of, or reduce, the dividend in the future. Following the closing of the Acquisition, we expect to decrease our regular quarterly cash dividend from $0.20 per share of common stock to $0.10 per share of common stock. We cannot assure you that we will not decrease or discontinue quarterly cash dividends, and if we do, our stock price could be negatively impacted.

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

        The market price of our common stock has fluctuated significantly and it may continue to be volatile with extreme trading volume fluctuations. In addition, The Nasdaq Global Select Market, where most publicly-held Internet companies are traded, has experienced substantial price and trading volume fluctuations. The broad market and industry factors that influence or affect such fluctuations may harm the market price of our common stock, regardless of our actual operating performance. As a result of these or other reasons, we could suffer significant declines in the market price of our common stock.

RISKS RELATING TO THE PROPOSED FTD GROUP, INC. ACQUISITION

The Acquisition may not be completed within the expected timeframe or at all, which may adversely affect our financial results and operations and the market price of our common stock.

        The Acquisition is subject to a number of conditions, some of which may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether or when these conditions will be satisfied. Failure to complete, the Acquisition would, and any delay in completing the Acquisition could, prevent us from realizing the anticipated benefits of the Acquisition. In addition, if the Acquisition is not completed, or is delayed, we may experience negative reactions from the financial markets and our collaborative partners, customers and employees. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.

We will incur substantial costs in connection with the Acquisition that may adversely affect our financial results, operations and financial condition and the market price of our common stock.

        We have incurred, and expect to continue to incur, substantial costs associated with the Acquisition. These costs are primarily associated with the fees of attorneys, accountants and our financial advisors, as well as financing for the Acquisition, and if the Acquisition is completed, debt repayment and employee benefits, though additional unanticipated costs may also be incurred. In addition, we have diverted significant management resources in an effort to complete the Acquisition and we are subject to restrictions contained in the merger agreement with FTD on the conduct of our business. In addition, if the Acquisition is not completed, we will have incurred significant costs relating to the diversion of management resources, for which we will have received little or no benefit. Moreover, substantial unanticipated costs may be incurred in connection with the integration of the business of FTD with our business. If the Acquisition is not completed, the above risks and liabilities may adversely affect our business, financial results, financial condition, cash flows and stock price.

We are subject to business uncertainties and contractual restrictions while the Acquisition is pending.

        Uncertainty about the Acquisition and diversion of management attention could harm the Company, whether or not the Acquisition is completed. In addition, as a result of the Acquisition, current and prospective employees could experience uncertainty about their future with the Company. The success of the Acquisition will depend in part on the retention of personnel critical to the business and operation of the Company and the uncertainties discussed above may impair the Company's ability to retain, recruit or motivate key personnel. The closing of the Acquisition will also require a significant amount of time and attention from management. In addition, the pendency of the Acquisition could exacerbate the diversion of management resources from other transactions or activities that the Company may undertake. The diversion of management attention away from ongoing operations could adversely affect ongoing operations and business relationships. The merger agreement with FTD also restricts the Company from making certain acquisitions and taking other specified actions until the Acquisition occurs. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the closing of the Acquisition.

The substantial leverage of the Company following the Acquisition could adversely affect its ability to raise additional capital to fund operations, limit its flexibility in operating its business and its ability to react to changes in the economy or its industry and prevent it from satisfying its debt obligations.

        Following the Acquisition, the Company will have a substantial amount of indebtedness. The Company's substantial indebtedness could have important consequences on its business and financial condition. For example:

  •
  if the Company fails to meet payment obligations or otherwise defaults under the agreements governing its indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against the Company;

  •
  the Company will be required to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions, and other purposes;

  •
  the Company's ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions, and other general corporate requirements could be limited;

  •
  the debt agreements will impose operating and financial covenants and restrictions on the Company, compliance with which may adversely affect the Company's ability to adequately finance its operations or capital needs in the future or to pursue attractive business opportunities that may arise in the future;

  •
  the failure of the Company to comply with the covenants applicable to it in the debt agreements, including failure as a result of events beyond its control, could result in an event of default under the applicable debt agreement (and any other debt agreement which contains a cross-default provision, including, without limitation, the financing agreements for the Acquisition), which could cause all amounts outstanding with respect to that debt to become immediately due and payable and could materially and adversely affect the Company's operating results and financial condition;

  •
  the Company will experience increased vulnerability to, and limited flexibility in planning for, changes to its business and adverse economic and industry conditions;

  •
  the Company's credit ratings could be adversely affected;

  •
  the Company could be placed at a competitive disadvantage relative to other companies with less indebtedness;

  •
  the Company's ability to apply excess cash flows or proceeds from certain types of securities offerings, asset sales and other transactions to purposes other than the repayment of debt could be limited; and

  •
  under the financing for the Acquisition, rates with respect to the interest the Company will pay will fluctuate with market rates and, accordingly, interest expense will increase if market interest rates increase.

        Under the terms of the financing for the Acquisition, the Company will be permitted to incur additional indebtedness subject to certain conditions, and the risks described above may be increased if the Company incurs additional indebtedness.

A substantial number of the Company's shares of common stock will become eligible for future resale in the public market after the Acquisition which will have a negative impact on the earnings per share of the Company and could result in dilution and an adverse effect on the market price of those shares.

        If the Acquisition is consummated, shares of the Company's common stock issued as merger consideration will be immediately saleable. Specifically, the Company and FTD expect that approximately 12.3 million shares of the Company's common stock will be issued to FTD stockholders (based on the number of outstanding shares of FTD common stock on July 21, 2008, and issuable pursuant to the exercise of all outstanding options to purchase shares of FTD common stock on July 21, 2008). Consequently, after the closing of the Acquisition, a substantial number of additional shares of the Company's common stock will be eligible for resale in the public market. We expect that the Acquisition will initially result in lower earnings per share than would have been earned by the Company in the absence of the Acquisition. Based on the expected number of shares of the Company's common stock to be issued to FTD stockholders in the Acquisition, FTD stockholders will own approximately 15% of the then outstanding shares of the Company's common stock immediately after the Acquisition. There can be no assurance that our stockholders will realize a benefit from the Acquisition commensurate with the ownership dilution they will experience in connection with the Acquisition. Following the Acquisition, our stockholders will own interests in a Company operating an expanded business with more assets and a different mix of, and aggregate total of, liabilities. Current stockholders of the Company may not wish to continue to invest in the additional operations of the Company, or for other reasons may wish to dispose of some or all of their interests in the Company. Sales of substantial numbers of shares of the Company's common stock in the public market following the Acquisition could adversely affect the market price of our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable

(c)       Common Stock Repurchases

        In May 2001, our Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, our Board of Directors has increased the amount authorized for repurchase under this program and has extended the program. In April 2004, our Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the program, bringing the total amount authorized under the program to $200 million. In January 2008, our Board again further extended the program through December 31, 2008. At June 30, 2008, we had repurchased $139.2 million of our common stock under the program, leaving $60.8 million of authorization remaining under the program.

        Shares withheld upon vesting of restricted stock units and issuance of stock awards to pay applicable employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the program. Upon vesting of restricted stock units or issuance of stock awards, we currently do not collect the applicable employee withholding taxes from employees. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due. We then pay the applicable withholding taxes in cash.

        Common stock repurchases through June 30, 2008 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
2001-2005	10,932	$12.72	10,932	$60,782
February 15, 2006	129	$12.77	—	$60,782
May 15, 2006	26	$11.87	—	$60,782
August 15, 2006	38	$10.92	—	$60,782
November 15, 2006	22	$13.88	—	$60,782
February 15, 2007	194	$13.72	—	$60,782
May 15, 2007	71	$15.89	—	$60,782
August 15, 2007	69	$12.82	—	$60,782
November 15, 2007	56	$16.66	—	$60,782
January 27, 2008	142	$10.71	—	$60,782
February 15, 2008	404	$11.49	—	$60,782
May 15, 2008	81	$11.81	—	$60,782

Total	12,164	$12.71	10,932

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of our stockholders was held on June 12, 2008. Two nominees to the Board of Directors, Mark R. Goldston and Carol A. Scott, were elected to serve for terms expiring at the third annual meeting following their election or until their successors are duly elected and qualified. The appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2008 was also ratified at the meeting.

        The results of voting for the election of Mr. Goldston were as follows: 56,681,202 votes for and 3,927,771 votes withheld. The results of voting for the election of Ms. Scott were as follows: 57,962,585 votes for and 2,646,388 votes withheld. The remaining members of the Board of Directors who continued in office after the meeting are James T. Armstrong, Robert Berglass, Kenneth L. Coleman, and Dennis Holt. The terms of Mr. Armstrong and Mr. Holt will expire at our next annual stockholders meeting and the terms of Mr. Berglass and Mr. Coleman will expire at the following annual stockholders meeting.

        The results of voting for the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors were as follows: 59,028,078 votes for, 1,557,273 votes against and 23,622 abstentions.

ITEM 6.    EXHIBITS

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
2.2	Agreement and Plan of Merger, dated April 30, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated July 16, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
4.3	Form of Indenture Governing 13% Senior Secured Notes		S-4/A	333-151998	7/22/2008
4.4	Form of 13% Senior Secured Notes due 2013		S-4/A	333-151998	7/22/2008
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
10.2	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 StockIncentive Plan and 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	5/3/2007
10.11	First Amendment to Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.12	Employment Agreement between Classmates Media Corporation and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.13	Employment Agreement between the Registrant and Jeremy E. Helfand		10-Q	000-33367	10/30/2007
10.14	Amended and Restated Employment Agreement between the Registrant and Paul E. Jordan		10-Q	000-33367	10/30/2007
10.15	Employment Agreement between Classmates Media Corporation and Steven B. McArthur		10-K	000-33367	2/20/2008
10.16	Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	10/30/2007
10.17	Employment Agreement between the Registrant and Scott H. Ray		10-Q	000-33367	10/30/2007
10.18	Employment Agreement between the Registrant and Gerald J. Popek		10-Q	000-33367	10/30/2007
10.19	Employment Agreement between the Registrant and Robert J. Taragan		10-Q	000-33367	10/30/2007
10.20	Employment Agreement between the Registrant and Matthew J. Wisk		10-Q	000-33367	10/30/2007
10.21	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.22	Commitment Letter, dated April 30, 2008, from Wells Fargo Bank, National Association, to United Online, Inc.		8-K	000-33367	5/6/2008

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
10.23	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	5/12/2008
10.24	Commitment Letter, dated July 2, 2008, from Silicon Valley Bank to United Online, Inc.		8-K	000-33367	7/17/2008
10.25	Voting and Support Agreement, dated as of April 30, 2008, by and among Green Equity Investors IV L.P., FTD Co-Investment, LLC and United Online, Inc.		S-4/A	333-151998	7/22/2008
10.26	United Online, Inc. 2008 Management Bonus Plan	X		000-33367	8/8/2008
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2008
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2008
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2008
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2008

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	UNITED ONLINE, INC. (Registrant)
	By:	/s/ SCOTT H. RAY Scott H. Ray Executive Vice President and Chief Financial Officer
	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Senior Vice President, Finance, Treasurer and Chief Accounting Officer

 EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
2.2	Agreement and Plan of Merger, dated April 30, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated July 16, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
4.3	Form of Indenture Governing 13% Senior Secured Notes		S-4/A	333-151998	7/22/2008
4.4	Form of 13% Senior Secured Notes due 2013		S-4/A	333-151998	7/22/2008
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 StockIncentive Plan and 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.6	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.7	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.8	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
10.9	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	5/3/2007
10.11	First Amendment to Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.12	Employment Agreement between Classmates Media Corporation and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.13	Employment Agreement between the Registrant and Jeremy E. Helfand		10-Q	000-33367	10/30/2007
10.14	Amended and Restated Employment Agreement between the Registrant and Paul E. Jordan		10-Q	000-33367	10/30/2007
10.15	Employment Agreement between Classmates Media Corporation and Steven B. McArthur		10-K	000-33367	2/20/2008
10.16	Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	10/30/2007
10.17	Employment Agreement between the Registrant and Scott H. Ray		10-Q	000-33367	10/30/2007
10.18	Employment Agreement between the Registrant and Gerald J. Popek		10-Q	000-33367	10/30/2007
10.19	Employment Agreement between the Registrant and Robert J. Taragan		10-Q	000-33367	10/30/2007
10.20	Employment Agreement between the Registrant and Matthew J. Wisk		10-Q	000-33367	10/30/2007
10.21	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.22	Commitment Letter, dated April 30, 2008, from Wells Fargo Bank, National Association, to United Online, Inc.		8-K	000-33367	5/6/2008
10.23	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	5/12/2008
10.24	Commitment Letter, dated July 2, 2008, from Silicon Valley Bank to United Online, Inc.		8-K	000-33367	7/17/2008
10.25	Voting and Support Agreement, dated as of April 30, 2008, by and among Green Equity Investors IV L.P., FTD Co-Investment, LLC and United Online, Inc.		S-4/A	333-151998	7/22/2008
10.26	United Online, Inc. 2008 Management Bonus Plan	X		000-33367	8/8/2008
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2008
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2008

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2008
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2008

QuickLinks

UNITED ONLINE, INC. INDEX TO FORM 10-Q For the Quarter Ended June 30, 2008
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
UNITED ONLINE, INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
UNITED ONLINE, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
UNITED ONLINE, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
UNITED ONLINE, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands)
UNITED ONLINE, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
UNITED ONLINE, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarter and Six Months Ended June 30, 2008 compared to Quarter and Six Months Ended June 30, 2007
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
RISKS RELATING TO OUR CLASSMATES MEDIA SEGMENT
RISKS RELATING TO OUR COMMUNICATIONS SEGMENT
RISKS RELATING TO OUR BUSINESS GENERALLY
RISKS RELATING TO THE PROPOSED FTD GROUP, INC. ACQUISITION
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX