Form 10-Q
period 2008-09-30
UNITED ONLINE INC
filed 2008-11-10
CIK 1142701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

        There were 81,973,095 shares of the Registrant's common stock outstanding at October 31, 2008.

UNITED ONLINE, INC.
INDEX TO FORM 10-Q
For the Quarter Ended September 30, 2008

        In this document, except where otherwise defined, "United Online," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; operating expenses; operating and marketing efficiencies; revenues; dividends; capital expenditures; depreciation and amortization; tax payments; stock-based compensation; restructuring charges; the Company's ability to repay indebtedness, pay dividends and invest in growth initiatives; and statements regarding the anticipated impact or benefits associated with the acquisition of FTD Group, Inc. ("FTD"). Potential factors that could affect the matters about which the forward-looking statements are made include, among others: the effect of competition; the Company's inability to retain or grow its free and pay accounts;

the Company's inability to acquire and retain florist members; the Company's inability to increase or maintain its advertising revenues; failure to achieve expanded marketing opportunities and efficiencies and other benefits associated with FTD, or to implement any or all planned marketing initiatives; the effects of seasonality; changes in stock-based compensation due to future equity issuances; changes in amortization or depreciation due to a variety of factors; potential write down, reserve against or impairment of assets including receivables, goodwill, intangibles or other assets; changes in tax laws, the Company's business or other factors that would impact anticipated tax benefits; that restructuring and related charges will be greater than anticipated; risks associated with the commercialization of new services; the Company's ability to enforce or defend its ownership and use of intellectual property; problems associated with the Company's operations, systems or technologies; the Company's ability to retain key customers and key personnel; risks associated with litigation and governmental regulation; changes in general economic and marketing conditions and laws; changes in the floral industry; inability to successfully integrate the financial, accounting and administrative functions of United Online and FTD; the impact of, and restrictions associated with, the Company's indebtedness; as well as the risk factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, the Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

 PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$69,670	$149,507
Short-term investments	—	68,800
Accounts receivable, net of allowance for doubtful accounts of $11,172 and $2,378 at September 30, 2008 and December 31, 2007, respectively	58,136	28,765
Deferred tax assets, net	9,914	7,050
Other current assets	31,003	19,992

Total current assets	168,723	274,114
Property and equipment, net	60,451	39,570
Deferred tax assets, net	—	57,559
Goodwill	609,737	132,352
Intangible assets, net	393,748	40,915
Other assets	22,953	7,883

Total assets	$1,255,612	$552,393

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$72,390	$38,095
Accrued liabilities	40,594	30,586
Member redemption liability	21,106	19,499
Deferred revenue	75,859	63,086
Short-term borrowings and current portion of long-term debt	21,750	—
Capital leases	—	13

Total current liabilities	231,699	151,279
Member redemption liability	5,242	5,061
Deferred revenue	5,045	4,691
Long-term debt, net of discounts	401,323	—
Deferred tax liabilities, net	70,314	—
Other liabilities	13,622	10,734

Total liabilities	727,245	171,765

Commitments and contingencies
Stockholders' equity:
Common stock	8	7
Additional paid-in capital	520,873	414,841
Accumulated other comprehensive income (loss)	(1,018)	182
Retained earnings (accumulated deficit)	8,504	(34,402)

Total stockholders' equity	528,367	380,628

Total liabilities and stockholders' equity	$1,255,612	$552,393

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$169,157	$126,825	$413,241	$388,093
Operating expenses:
Cost of revenues (including stock-based compensation, see Note 8)	54,844	27,865	109,513	87,521
Sales and marketing (including stock-based compensation, see Note 8)	42,376	38,410	114,966	127,147
Technology and development (including stock-based compensation, see Note 8)	14,983	12,276	40,406	38,812
General and administrative (including stock-based compensation, see Note 8)	23,096	21,887	66,754	54,276
Amortization of intangible assets	4,966	3,090	9,824	9,789
Restructuring charges	93	34	656	428

Total operating expenses	140,358	103,562	342,119	317,973

Operating income	28,799	23,263	71,122	70,120
Interest income	1,053	1,979	4,037	5,184
Interest expense	(3,751)	(1)	(3,751)	(3)
Other income (expense), net	492	(332)	718	(686)

Income before income taxes	26,593	24,909	72,126	74,615
Provision for income taxes	10,427	10,940	29,220	31,410

Net income	$16,166	$13,969	$42,906	$43,205

Basic net income per share	$0.22	$0.21	$0.61	$0.65

Diluted net income per share	$0.21	$0.20	$0.60	$0.63

Shares used to calculate basic net income per share	74,108	67,207	70,382	66,512

Shares used to calculate diluted net income per share	75,674	69,525	71,978	68,991

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$16,166	$13,969	$42,906	$43,205
Change in unrealized gains (losses) on short-term investments, net of tax of $(10) and $34 for the quarter and nine months ended September 30, 2008, respectively, and $77 and $125 for the quarter and nine months ended September 30, 2007, respectively	(366)	118	(293)	191
Foreign currency translation	(704)	234	(907)	223

Comprehensive income	$15,096	$14,321	$41,706	$43,619

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2008	68,019	$7	$414,841	$182	$(34,402)	$380,628
Issuance of common stock in connection with the acquisition of FTD Group, Inc.	12,260	1	126,150	—	—	126,151
Exercises of stock options	216	—	1,661	—	—	1,661
Issuance of common stock through employee stock purchase plan	284	—	2,576	—	—	2,576
Vesting of restricted stock units	1,006	—	—	—	—	—
Repurchases of common stock	—	—	(8,381)	—	—	(8,381)
Dividends paid on shares outstanding and restricted stock units	—	—	(44,326)	—	—	(44,326)
Dividends payable on restricted stock units	—	—	(140)	—	—	(140)
Stock-based compensation	—	—	28,106	—	—	28,106
Change in unrealized gains (losses) on short-term investments, net of tax	—	—	—	(293)	—	(293)
Foreign currency translation	—	—	—	(907)	—	(907)
Tax benefits from equity awards	—	—	386	—	—	386
Net income	—	—	—	—	42,906	42,906

Balance at September 30, 2008	81,785	$8	$520,873	$(1,018)	$8,504	$528,367

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$42,906	$43,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,497	24,789
Stock-based compensation	28,106	12,604
Accretion of discounts and amortization of debt issue costs	447	—
Provision for doubtful accounts receivable	988	2,360
Deferred taxes, net	3,924	5,566
Tax benefits from equity awards	386	4,231
Excess tax benefits from equity awards	(339)	(2,732)
Other	(17)	737
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	4,066	2,206
Other assets	5,073	(4,558)
Accounts payable and accrued liabilities	(20,411)	(9,120)
Member redemption liability	1,787	3,535
Deferred revenue	9,916	11,980
Other liabilities	(1,748)	(188)

Net cash provided by operating activities	100,581	94,615

Cash flows from investing activities:
Purchases of property and equipment	(11,438)	(17,771)
Purchases of short-term investments	(120,378)	(205,351)
Proceeds from maturities of short-term investments	82,765	51,645
Proceeds from sales of short-term investments	106,364	181,599
Cash paid for acquisitions, net of cash acquired	(307,160)	—

Net cash provided by (used for) investing activities	(249,847)	10,122

Cash flows from financing activities:
Proceeds from term loans and revolver	421,041	—
Payments on term loans and revolver	(302,280)	—
Payments on capital leases	(13)	(12)
Payments for debt issue costs	(249)	—
Proceeds from exercises of stock options	1,661	7,389
Proceeds from employee stock purchase plan	2,576	3,485
Repurchases of common stock	(8,381)	(4,672)
Payments for dividends	(44,326)	(42,566)
Excess tax benefits from equity awards	339	2,732

Net cash provided by (used for) financing activities	70,368	(33,644)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(939)	167
Change in cash and cash equivalents	(79,837)	71,260
Cash and cash equivalents, beginning of period	149,507	19,252

Cash and cash equivalents, end of period	$69,670	$90,512

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with the acquisition of FTD Group, Inc.	$126,151	$—
Dividends payable on restricted stock units	$140	$—

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. ("United Online", "UOL" or the "Company") is a leading provider of consumer products and services over the Internet through a number of brands, including FTD, Interflora, Classmates, MyPoints, NetZero, and Juno. On August 26, 2008, we completed our previously announced acquisition of 100% of the capital stock of FTD Group, Inc. (along with its subsidiaries, "FTD"). The Company reports its business in three reportable operating segments: FTD, Classmates Media and Communications. The Company's FTD segment provides floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services. The Company's Classmates Media services are online social networking and online loyalty marketing. The Company's primary Communications services are Internet access and email. On a combined basis, the Company's Web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

Basis of Presentation

        The accompanying condensed consolidated financial statements for the quarters and nine months ended September 30, 2008 and 2007, which include United Online and its subsidiaries, are unaudited except for the condensed consolidated balance sheet information at December 31, 2007, which is derived from the Company's audited consolidated financial statements, filed on February 20, 2008 with the Securities and Exchange Commission ("SEC"), in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, but which does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The Company's unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

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

        The most significant areas of the unaudited condensed consolidated financial statements that require management judgment and which are susceptible to possible change in the near term include the Company's revenue recognition, allocation of purchase price in business combinations, goodwill, intangible assets and other long-lived assets, member redemption liability, income taxes, and legal contingencies.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on the previously reported consolidated results of operations or stockholders' equity.

Significant Accounting Policies

        Segments—The Company complies with the reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. In August 2008, the Company completed the acquisition of FTD. FTD's operating results are now reported as the FTD segment, which is aligned with how management measures and reviews segment performance for internal reporting purposes in accordance with the "management approach" defined in SFAS No. 131. Management has determined that segment income from operations, which excludes depreciation and amortization of intangible assets, is the appropriate measure for assessing performance of its segments and for allocating resources among its segments.

        The following significant accounting policies relate to the Company's FTD segment:

        FTD Segment Revenue Recognition—Product revenues and the related cost of goods sold are generally recognized when products are delivered to the customers. Shipping and service fees charged to customers are recognized at the time the product revenue is recognized and are included in product revenue. Shipping costs are included in cost of goods sold. FTD's consumer businesses generally recognize revenue on a gross basis as FTD bears the risks and rewards associated with the revenue generating activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing the products and services.

        FTD also sells computer systems to its florist members and recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition, with Respect to Certain Transactions". FTD recognizes revenue on hardware which are sold without software at the time of delivery. For hardware sales that include software, revenue is recognized when delivery, installation and customer acceptance have all occurred.

        Service revenues based on orders are recognized in the period in which the orders are delivered. Monthly, recurring fees and other service-based fees are recognized in the period in which the service has been provided.

        Software to be Sold, Leased or Marketed—The Company follows the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 requires that all costs relating to the purchase or internal development and production of computer software products to be sold, leased or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible computer software costs incurred once technological feasibility is established. The Company amortizes these costs using the greater of the straight-line method over a period of three to five years or the revenue method prescribed by SFAS No. 86.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Recent Accounting Pronouncements

Business Combinations

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) requires prospective application for all acquisitions after the date of adoption. The Company expects SFAS No. 141(R) to have an impact on its consolidated financial statements when effective, but the timing, nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions the Company consummates after the effective date.

        Additionally, for business combinations in which the acquisition date is prior to the effective date of SFAS No. 141(R), the acquirer is required to apply the requirements of SFAS No. 109, Income Taxes, as amended by SFAS No. 141(R), prospectively. After the effective date of SFAS No. 141(R), changes in the valuation allowance for acquired deferred tax assets must be recognized as an adjustment to income tax expense, and changes in acquired income tax positions must be recognized in accordance with FASB Interpretation No. 48.

        The Company will continue to evaluate the impact of the adoption of SFAS No. 141(R).

Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 160 on its consolidated financial statements, if any.

Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No.142's entity-specific factors. FSP FAS 142-3 is effective for the Company beginning January 1, 2009. The Company

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

is currently evaluating the potential impact of the adoption of FSP FAS 142-3 on its consolidated financial statements, if any.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

        In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), in which the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends (such as restricted stock units granted by the Company) are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will be applied retroactively to all prior-period earnings per share computations. The Company is currently evaluating the impact of the adoption of FSP EITF 03-6-1 on its earnings per share amounts.

Fair Value Measurements

        In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify how an entity would determine fair value in an inactive market. FSP FAS 157-3 is effective immediately and applies to the Company's condensed consolidated financial statements for the quarter ended September 30, 2008. The application of the provisions of FSP FAS 157-3 did not materially impact the Company's condensed consolidated financial statements.

2. ACQUISITION OF FTD GROUP, INC.

        On August 26, 2008 (the "Closing Date"), the Company completed the acquisition of FTD, a leading provider of floral and related products and services to consumers and retail florists, as well as for other retail locations offering floral products and services, in the United States, Canada, the United Kingdom, and The Republic of Ireland. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations. The primary reasons for the acquisition were as follows:

  •
  Significant Increase in Scale resulting in significantly higher consolidated and diversified revenues and consolidated operating income and expanded business opportunities.

  •
  Diversification of Revenue and Cash Flow Streams, resulting in the Company's mature Communications segment representing a smaller percentage of consolidated revenues and cash flows. FTD will provide additional revenue and cash flow streams (either directly or in FTD's capacity as a provider of products and services to retail florists) in addition to the existing Communications and Classmates Media businesses.

  •
  Expansion into an Attractive Market Segment and FTD's Dominant Market Position, enabling the Company to participate in a large domestic and international floral market that is experiencing growth in the Internet sector.

  •
  Expanded Marketing Opportunities and Efficiencies resulting from the Company's marketing expertise to attract consumers to FTD's Web sites and thousands of florist members while cross-

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITION OF FTD GROUP, INC. (Continued)

    selling FTD products and services to the Company's existing member base of over 50 million registered consumer accounts that have similar demographic characteristics as FTD's customer base.

        The Company believes that these primary factors support the amount of goodwill recorded as a result of the purchase price paid for FTD, in relation to other acquired tangible and intangible assets.

        Each share of FTD common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the FTD acquisition was canceled and converted into the right to receive $10.15 in cash and 0.4087 of a share of United Online common stock, subject to the payment of cash in lieu of fractional shares of United Online common stock. The total merger consideration was approximately $307 million in cash and approximately 12.3 million shares of United Online common stock.

        The FTD acquisition was financed in part with the net proceeds of term loan borrowings under a $425 million credit facility, which includes a $50 million revolving credit facility that was undrawn at the closing of the transaction, with Wells Fargo Bank, National Association, as lead arranger, and a $60 million credit facility with Silicon Valley Bank. The remaining cash consideration in the transaction was paid from the Company's and FTD's existing cash on hand.

        The total cost of the FTD acquisition was approximately $444.8 million, including expenses incurred in connection with the transaction. The following table summarizes the components of the purchase price (in thousands):

Cash consideration	$306,557
Stock consideration (12.3 million shares of United Online common stock valued at $10.29)	126,151
Transaction costs	12,065

Total	$444,773

        The Company's common stock was valued at $10.29 for purposes of determining the total purchase price, based on the average of the Company's closing stock price for the period from two days prior to through two days after the announcement of the receipt of the commitment from Silicon Valley Bank for the $60 million credit facility, and in connection with that commitment, the Company's election to substitute additional cash in lieu of seller notes as merger consideration.

        The purchase price for the acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the Closing Date. The Company believes that the fair values assigned to the assets acquired and the liabilities assumed were based on reasonable

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITION OF FTD GROUP, INC. (Continued)

assumptions. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Cash and cash equivalents	$12,358
Accounts receivable	34,441
Other current assets	11,405
Property and equipment	25,284
Other assets	18,131
Accounts payable	(37,377)
Accrued liabilities	(28,483)
Deferred revenue	(3,212)
Debt	(302,280)
Deferred tax liabilities, net	(121,218)
Other liabilities	(4,496)

Total net liabilities assumed	(395,447)

Intangible assets acquired:
Trademarks and trade names	217,300	Indefinite
Customer contracts	103,600	2-6 years
Technology	41,800	5 years

Total intangible assets acquired	362,700

Goodwill	477,520

Total purchase price	$444,773

        The weighted-average amortizable life of the definite-lived acquired intangible assets is 5.6 years. The goodwill is not deductible for tax purposes. The purchase price allocation for the acquisition is preliminary. The Company's fair value estimates for the purchase price allocation may change during the allowable allocation period if additional information becomes available. The Company does not currently expect any material changes to the purchase price allocation.

        The results of FTD's operations have been included in the Company's condensed consolidated financial statements since the Closing Date. The following unaudited pro forma information assumes the acquisition of FTD occurred at the beginning of the respective periods presented (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$242,303	$250,570	$853,279	$864,539
Net income	$(1,119)	$15,002	$33,750	$51,805
Basic net income per share	$(0.01)	$0.19	$0.42	$0.66
Diluted net income per share	$(0.01)	$0.18	$0.41	$0.64

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITION OF FTD GROUP, INC. (Continued)

        The unaudited pro forma information is presented for illustrative purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually been attained had the operations been combined during the periods presented. The pro forma net income and net income per share amounts for the quarter and nine months ended September 30, 2008 include the following items recorded in FTD's pre-acquisition results of operations (in thousands):

	Quarter Ended September 30, 2008	Nine Months Ended September 30, 2008
Expenses related to the early repayment of FTD's existing debt	$10,463	$10,463
Transaction-related expenses	13,226	16,171

Total	$23,689	$26,634

3. SEGMENT INFORMATION

        Revenues and income from operations by segment are as follows (in thousands):

	Quarter Ended September 30, 2008
	FTD	Classmates Media	Communications	Total
Products	$35,158	$—	$—	$35,158
Services	13,122	36,386	53,208	102,716
Advertising	—	22,360	8,923	31,283

Total revenues	$48,280	$58,746	$62,131	$169,157

Segment income from operations	$8,184	$12,158	$18,771	$39,113

	Quarter Ended September 30, 2007
	FTD	Classmates Media	Communications	Total
Products	$—	$—	$—	$—
Services	—	28,455	66,131	94,586
Advertising	—	21,517	10,722	32,239

Total revenues	$—	$49,972	$76,853	$126,825

Segment income from operations	$—	$7,682	$23,692	$31,374

	Nine Months Ended September 30, 2008
	FTD	Classmates Media	Communications	Total
Products	$35,158	$—	$—	$35,158
Services	13,122	101,761	168,763	283,646
Advertising	—	65,882	28,555	94,437

Total revenues	$48,280	$167,643	$197,318	$413,241

Segment income from operations	$8,184	$28,048	$60,387	$96,619

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

	Nine Months Ended September 30, 2007
	FTD	Classmates Media	Communications	Total
Products	$—	$—	$—	$—
Services	—	76,314	211,717	288,031
Advertising	—	63,832	36,230	100,062

Total revenues	$—	$140,146	$247,947	$388,093

Segment income from operations	$—	$18,125	$76,784	$94,909

        Segment assets are not reported to, or used by, the chief operating decision maker to allocate resources to, or assess performance of, the segments. Therefore, pursuant to SFAS No. 131, total segment assets have not been disclosed.

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Segment income from operations:
FTD	$8,184	$—	$8,184	$—
Classmates Media	12,158	7,682	28,048	18,125
Communications	18,771	23,692	60,387	76,784

Total segment income from operations	39,113	31,374	96,619	94,909
Depreciation	(5,348)	(5,021)	(15,673)	(15,000)
Amortization of intangible assets	(4,966)	(3,090)	(9,824)	(9,789)

Consolidated operating income	$28,799	$23,263	$71,122	$70,120

        International revenues are generated from our operations located in Europe. International revenues totaled $18.5 million and $26.3 million for the quarter and nine months ended September 30, 2008, respectively. International revenues totaled $1.9 million and $4.6 million for the quarter and nine months ended September 30, 2007, respectively.

4. BALANCE SHEET COMPONENTS

Short-Term Investments

        In connection with the FTD acquisition, the Company liquidated its short-term investments portfolio and recognized gains of $0.3 million in the quarter and nine months ended September 30, 2008. At September 30, 2008, the Company had no short-term investments.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BALANCE SHEET COMPONENTS (Continued)

Other Current Assets

        Other current assets consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Prepaid expenses	$13,793	$8,198
Income taxes receivable	6,978	4,878
Gift cards related to member redemption liability	3,215	3,653
Floral-related inventories, net	4,454	—
Interest receivable	3	1,448
Other	2,560	1,815

Total	$31,003	$19,992

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Computer software and equipment	$140,585	$124,637
Land and buildings	17,837	—
Furniture and fixtures	15,577	13,644

	173,999	138,281
Less: accumulated depreciation and amortization	(113,548)	(98,711)

Total	$60,451	$39,570

Goodwill and Intangible Assets

        The changes in goodwill for the nine months ended September 30, 2008 were as follows (in thousands):

Balance at January 1, 2008	$132,352
Goodwill recorded in connection with the FTD acquisition	477,520
Impact of foreign currency exchange rate changes	(135)

Balance at September 30, 2008	$609,737

        Goodwill by reportable operating segment was as follows (in thousands):

	September 30, 2008	December 31, 2007
FTD	$477,520	$—
Classmates Media	124,728	124,863
Communications	7,489	7,489

Total	$609,737	$132,352

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BALANCE SHEET COMPONENTS (Continued)

        Intangible assets consisted of the following (in thousands):

	September 30, 2008
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$100,038	$(84,754)	$15,284
Customer contracts and relationships	111,500	(7,132)	104,368
Trademarks and trade names	243,086	(11,547)	231,539
Advertising contracts and related relationships	7,229	(7,229)	—
Software and technology	47,115	(5,779)	41,336
Patents, domain names and other	4,601	(3,380)	1,221

Total	$513,569	$(119,821)	$393,748

	December 31, 2007
	Cost	Accumulated Amortization	Net
Pay accounts and free accounts	$100,058	$(81,550)	$18,508
Customer contracts and relationships	7,900	(3,563)	4,337
Trademarks and trade names	25,786	(9,528)	16,258
Advertising contracts and related relationships	7,229	(7,226)	3
Software and technology	5,348	(5,115)	233
Patents, domain names and other	4,609	(3,033)	1,576

Total	$150,930	$(110,015)	$40,915

        The Company's acquired trademarks and trade names related to the FTD acquisition of $217.3 million at September 30, 2008 are indefinite-lived, and accordingly are reflected at cost at September 30, 2008; and, these intangible assets do not have any associated accumulated amortization.

        Estimated future intangible asset amortization expense at September 30, 2008 is as follows (in thousands):

			Year Ending December 31,
	Total	Q4 2008	2009	2010	2011	2012	2013	Thereafter
Estimated amortization of intangible assets	$176,448	$8,509	$34,440	$32,298	$30,403	$29,192	$26,403	$15,203

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BALANCE SHEET COMPONENTS (Continued)

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Employee compensation and related expenses	$23,769	$25,902
Income taxes payable	2,346	767
Non-income taxes payable	4,176	1,886
Customer deposits	3,562	—
Other	6,741	2,031

Total	$40,594	$30,586

5. CREDIT AGREEMENTS

UOL Credit Agreement

        In connection with the FTD acquisition, in August 2008, United Online entered into a $60 million senior secured credit agreement (the "UOL Credit Agreement") and borrowed $60 million thereunder. The net proceeds of the term loans were used to finance, in part, the acquisition of FTD.

        The term loans under the UOL Credit Agreement bear interest at either LIBOR plus 3.5% per annum (with a LIBOR floor of 3.0%) or the prime rate plus 2% per annum. The UOL Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, and the ability to incur additional debt and liens) that, among other things, impose the maintenance of a maximum consolidated leverage ratio and the maintenance of a minimum consolidated fixed charge coverage ratio and minimum consolidated adjusted EBITDA.

        The obligations under the UOL Credit Agreement are guaranteed by the Company's domestic wholly-owned subsidiaries, other than UNOL Intermediate, Inc. (the direct parent of FTD Group, Inc.) and its subsidiaries. In addition, the obligations under the UOL Credit Agreement are secured by a lien on substantially all of the assets of the guarantors, including a pledge of all of the outstanding capital stock of the guarantors' direct subsidiaries (except with respect to foreign subsidiaries, in which case such pledge is limited to 66% of the outstanding capital stock), excluding the capital stock of UNOL Intermediate, Inc.

FTD Credit Agreement

        In connection with the FTD acquisition, in August 2008, UNOLA Corp., then an indirect wholly-owned subsidiary of United Online, Inc., which subsequently merged into FTD Group, Inc., entered into a $425 million senior secured credit agreement (the "FTD Credit Agreement"), consisting of (i) a term loan A facility of up to $75 million, (ii) a term loan B facility of up to $300 million, and (iii) a revolving credit facility of up to $50 million. The interest rate set forth in the FTD Credit Agreement for loans made under the revolving credit facility and term loan A facility is either the prime rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 3.0%), in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The interest rate set forth in the

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT AGREEMENTS (Continued)

FTD Credit Agreement for loans made under the term loan B facility is either the prime rate plus 3.5% per annum, or LIBOR plus 4.5% per annum (with a LIBOR floor of 3.0%), in each case, with a step-down in the interest rate depending on FTD's leverage ratio. In addition, there is a commitment fee equal to 0.50% per annum (with step-downs in the commitment fee depending on FTD's leverage ratio) on the unused portion of the revolving credit facility. The FTD Credit Agreement is guaranteed by UNOL Intermediate, Inc. and substantially all of the domestic subsidiaries of FTD and is secured by substantially all of the assets of FTD and such subsidiaries, including a pledge of all of the outstanding capital stock owned by FTD and such guarantors (provided that no more than 66% of the capital stock of any foreign subsidiary is pledged or otherwise secures the FTD Credit Agreement). On the date of the FTD acquisition, term loan A and term loan B under the FTD Credit Agreement were funded and FTD and its subsidiaries undertook UNOLA Corp.'s obligations under the FTD Credit Agreement. The FTD Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants that, among other things, require FTD and its subsidiaries not to exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio and imposes restrictions and limitations on, among other things, capital expenditures, investments, dividends, asset sales, and the incurrence of additional debt and liens.

Summary of Indebtedness

        The following table indicates the repayment of FTD debt assumed in connection with the acquisition (in thousands):

Repayment of FTD debt assumed in connection with the acquisition:
Long-term debt reclassified to current maturities	$290,575
Current maturities	1,242
Premium for early debt repayment	10,463

Total repayment of FTD debt	$302,280

        The changes in the Company's debt balances for the quarter and nine months ended September 30, 2008 were as follows (in thousands):

	Drawn Downs of Debt	Discounts	Repayments of Debt	Accretion of Discounts	Balance at September 30, 2008
UOL Credit Agreement	$60,000	$(1,630)	$—	$100	$58,470
FTD Credit Agreement, term loan A	75,000	(2,458)	—	59	72,601
FTD Credit Agreement, term loan B	300,000	(13,233)	—	235	287,002
FTD Credit Agreement, revolving credit facility	5,000	—	—	—	5,000

Total	$440,000	$(17,321)	$—	$394	$423,073

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT AGREEMENTS (Continued)

        Future minimum principal payments based upon the Company's outstanding and scheduled debt payments per the Credit Agreements were as follows at September 30, 2008 (in thousands):

			Year Ending December 31,
	Total	Q4 2008	2009	2010	2011	2012	2013	Thereafter
UOL Credit Agreement	$60,000	$3,750	$15,000	$15,000	$15,000	$11,250	$—	$—
FTD Credit Agreement, term loan A	75,000	938	4,219	6,094	7,500	7,969	48,280	—
FTD Credit Agreement, term loan B	300,000	750	3,000	3,000	3,000	3,000	3,000	284,250
FTD Credit Agreement, revolving credit facility	5,000	—	—	—	—	—	5,000	—

Total	$440,000	$5,438	$22,219	$24,094	$25,500	$22,219	$56,280	$284,250

        At September 30, 2008, the borrowing capacity under the FTD revolving credit facility, which was further reduced by $8.0 million in outstanding standby letters of credit, was $37.0 million.

        Subject to certain exceptions, the Company is required to make quarterly prepayments of a portion of the term loans under the UOL Credit Agreement from excess cash flow (commencing in the second quarter of 2009). Subject to certain exceptions, FTD is required to make annual prepayments of a portion of the term loans and/or commitments under the FTD Credit Agreement from excess cash flow (commencing in the first quarter of 2010).

6. FAIR VALUE MEASUREMENTS

        On January 1, 2008, the Company adopted certain provisions of SFAS No. 157, Fair Value Measurements, which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS No. 157 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company's condensed consolidated financial statements. The provisions of SFAS No. 157 related to nonfinancial assets and liabilities will be effective for the Company on January 1, 2009 in accordance with FSP FAS 157-2, Effective Date of FASB Statement No. 157 and will be applied prospectively. The Company is currently evaluating the impact that these additional provisions will have on the Company's consolidated financial statements. In accordance with FSP FAS 157-2, the Company will apply the provisions of SFAS No. 157 to property and equipment, goodwill and intangible assets at January 1, 2009.

        SFAS No. 157 establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

presents information about assets required to be carried at fair value on a recurring basis at September 30, 2008 (in thousands):

Description	Level 2
Cash equivalents	$40,466

7. STOCKHOLDERS' EQUITY

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

Common Stock Repurchases

        The Company's Board of Directors authorized a common stock repurchase program (the "program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2008. From August 2001 through September 30, 2008, the Company had repurchased $139.2 million of its common stock under the program. The Company has not repurchased any shares of its common stock under the program since February 2005, and at September 30, 2008, the remaining amount available under the program was $60.8 million.

        Shares withheld upon vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards to pay applicable employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the program. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units and restricted stock awards that vest and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the nine months ended September 30, 2008 and 2007 were $8.4 million and $4.7 million, respectively, for which the Company withheld 734,000 and 334,000 shares of common stock, respectively, that were underlying the restricted stock units and restricted stock awards which vested and stock awards that were issued.

Dividends

        Dividends are paid on shares of common stock and unvested restricted stock units outstanding as of the record date.

        In January, April and July 2008, the Company's Board of Directors declared quarterly cash dividends of $0.20 per share of common stock. The dividends were paid on February 29, 2008, May 30, 2008 and August 29, 2008 and totaled $14.6 million, $14.9 million and $14.9 million, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY (Continued)

        Following the closing of the FTD acquisition, as previously disclosed, the Board of Directors decreased the Company's quarterly cash dividend from $0.20 per share of common stock to $0.10 per share of common stock. In October 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is November 14, 2008, and the dividend is payable on November 28, 2008.

        The payment of future dividends is discretionary and is subject to determination by the Company's Board of Directors each quarter following its review of the Company's financial performance and other factors. Dividends are declared and paid out of the Company's surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware.

8. STOCK-BASED COMPENSATION PLANS

        The following table summarizes the stock-based compensation that has been included in the following captions within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating expenses:
Cost of revenues	$381	$247	$775	$695
Sales and marketing	2,135	1,128	5,528	2,963
Technology and development	2,664	1,358	5,263	3,814
General and administrative	4,775	3,050	16,540	5,132

Total stock-based compensation	$9,955	$5,783	$28,106	$12,604

Classmates Media Corporation Equity Awards

        In connection with the preparation for the potential initial public offering ("IPO") by the Company's Classmates Media Corporation ("CMC") subsidiary, employment agreements were signed with certain employees, which guaranteed such employees an aggregate $13.0 million of value in restricted stock units in CMC. Because the IPO was not effective by April 30, 2008, certain of these employment agreements were modified and the related equity awards were issued as restricted stock units in the Company based on prices set forth in the employment agreements. In connection with the modification of these agreements, 0.5 million restricted stock units were issued and no additional compensation expense was recognized in connection with the modifications. If the remaining employment agreement is not modified, because the IPO was not effective by April 30, 2008, the associated equity award will be issued as restricted stock units in the Company based on prices set forth in the employment agreement. Stock-based compensation associated with these equity awards has been recorded in the Company's consolidated financial statements from the execution dates of these agreements. In the quarter and nine months ended September 30, 2008, certain of the employment agreements with guaranteed values totaling $1.3 million and $5.3 million in restricted stock units in CMC, respectively, were canceled and $0.3 million and $0.6 million of stock-based compensation was reversed and reflected in general and administrative expenses in the Company's unaudited condensed

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

consolidated statements of operations for the quarter and nine months ended September 30, 2008, respectively.

Recent Awards

        Effective February 15, 2008, the Compensation Committee of the Board of Directors of United Online, Inc. (the "Compensation Committee") approved grants of 0.3 million restricted stock units with a fair value equal to $3.9 million to certain members of the Company's senior management. Each restricted stock unit entitles the recipient to receive one share of the Company's common stock upon vesting. The restricted stock units vest one-third annually over the three-year period beginning February 15, 2008.

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

        On March 14, 2008, the Compensation Committee awarded Mark. R. Goldston, the Company's Chairman, President and Chief Executive Officer, a restricted stock unit award covering a minimum of 200,000 shares of the Company's common stock and a maximum of 600,000 shares under the Company's 2001 Stock Incentive Plan. The 200,000-share minimum will vest and become issuable upon Mr. Goldston's continuation in the Company's service through February 28, 2011. The number of shares above that minimum that may vest and become issuable pursuant to the restricted stock unit award will depend on the Company's highest 30-day volume-weighted average closing share price for any consecutive 30-day period between December 1, 2010 and February 28, 2011. However, if, beginning July 1, 2009, the Company's closing share price is at least equal to the share price necessary to earn the maximum shares, and the volume-weighted average closing share price for the subsequent six months is at least equal to such share price, 600,000 shares of the restricted stock unit award will vest and become immediately issuable. Upon vesting, Mr. Goldston would be entitled to any dividend equivalents that are accrued with respect to any shares that vest.

        The Compensation Committee also awarded Mr. Goldston a restricted stock unit award effective as of August 26, 2008, covering 650,000 shares of the Company's common stock, contingent on the closing on August 26, 2008 of the Company's acquisition of FTD Group, Inc., which occurred on such date. The restricted stock units will vest in three successive equal annual installments on each of August 15, 2009, August 15, 2010 and August 15, 2011.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share for the quarters and nine months ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$16,166	$13,969	$42,906	$43,205

Denominator:
Weighted-average common shares—basic	74,108	67,557	70,415	66,943
Less: weighted-average common shares subject to repurchase rights	—	(350)	(33)	(431)

Shares used to calculate basic net income per share	74,108	67,207	70,382	66,512

Add: Dilutive effect of stock options, restricted stock units, restricted stock awards, and stock awards	1,566	2,318	1,596	2,479

Shares used to calculate diluted net income per share	75,674	69,525	71,978	68,991

Basic net income per share	$0.22	$0.21	$0.61	$0.65

Diluted net income per share	$0.21	$0.20	$0.60	$0.63

        The diluted net income per share computations exclude stock options, restricted stock units and stock awards which are antidilutive. The number of antidilutive shares at September 30, 2008 and 2007 was 3.3 million and 2.4 million, respectively.

10. RESTRUCTURING CHARGES

        In the quarter and nine months ended September 30, 2008, the Company recorded restructuring charges totaling $0.1 million and $0.7 million, respectively, primarily associated with the closure of its Orem, Utah facility. In the quarter and nine months ended September 30, 2007, the Company recorded restructuring charges of $0.4 million primarily for termination benefits paid to certain employees associated with our Web hosting and photo sharing businesses.

11. POTENTIAL SUBSIDIARY INITIAL PUBLIC OFFERING OF CLASSMATES MEDIA CORPORATION

        CMC was formed in August 2007 for the purposes of consolidating the Company's Classmates, The Names Database and MyPoints business units in preparation of an IPO by CMC. The businesses were contributed to CMC by the Company on August 9, 2007. In August 2007, CMC filed a Form S-1 registration statement with the SEC for the IPO of its common stock.

        In December 2007, the Company determined that proceeding with the IPO under then-current market conditions was not in the best interests of its stockholders and CMC withdrew its Form S-1 registration statement previously filed with the SEC. Approximately $0.5 million of transaction costs were determined not to have continuing value after the withdrawal of the IPO and were expensed in

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. POTENTIAL SUBSIDIARY INITIAL PUBLIC OFFERING OF CLASSMATES MEDIA CORPORATION (Continued)

the quarter ended December 31, 2007. Because it remained the Company's strategy to complete an IPO of CMC during 2008, certain IPO transaction-related costs incurred during 2007 and the first quarter of 2008 totaling $3.9 million were deferred and were included in other assets on the Company's condensed consolidated balance sheet at March 31, 2008. While it remains the Company's strategy to complete an IPO of CMC, because the Company believes that capital markets have not improved significantly since the CMC Form S-1 registration statement was withdrawn in December 2007 and there is limited visibility as to when capital markets might improve significantly, the Company has concluded that it is unlikely that an IPO will be completed before 2009. As such, the Company determined, on June 23, 2008, that the $3.9 million in deferred transaction-related costs relating to the IPO would be expensed in the quarter ended June 30, 2008, and the Company's financial results and the financial results of its Classmates Media segment for the nine months ended September 30, 2008 were negatively impacted.

12. SUBSEQUENT EVENT

        In the fourth quarter of 2008, the Company reached a favorable settlement of approximately $3.1 million plus interest of a non-income tax dispute related to prior periods.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; operating expenses; operating and marketing efficiencies; revenues; dividends; capital expenditures; depreciation and amortization; tax payments; stock-based compensation; restructuring charges; our ability to repay indebtedness, pay dividends and invest in growth initiatives; and statements regarding the anticipated impact or benefits associated with the acquisition of FTD Group, Inc. ("FTD"). Potential factors that could affect the matters about which the forward-looking statements are made include, among others: the effect of competition; our inability to retain or grow our free and pay accounts; our inability to acquire and retain florist members; our inability to increase or maintain our advertising revenues; failure to achieve expanded marketing opportunities and efficiencies and other benefits associated with FTD, or to implement any or all planned marketing initiatives; the effects of seasonality; changes in stock-based compensation due to future equity issuances; changes in amortization or depreciation due to a variety of factors; potential write down, reserve against or impairment of assets including receivables, goodwill, intangibles or other assets; changes in tax laws, our business or other factors that would impact anticipated tax benefits; that restructuring and related charges will be greater than anticipated; risks associated with the commercialization of new services; our ability to enforce or defend our ownership and use of intellectual property; problems associated with our operations, systems or technologies; our ability to retain key customers and key personnel; risks associated with litigation and governmental regulation; changes in general economic and marketing conditions and laws; changes in the floral industry; inability to successfully integrate the financial, accounting and administrative functions of United Online and FTD; the impact of, and restrictions associated with, our indebtedness; as well as the risk factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        We are a leading provider of consumer products and services over the Internet through a number of brands including FTD, Interflora, Classmates, MyPoints, NetZero, and Juno. Our FTD segment provides floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services. Our Classmates Media segment services are online social networking and online loyalty marketing. Our primary Communications segment services are Internet access and email. On a combined basis, our Web properties attract a significant number of Internet users, and we offer a broad array of Internet marketing services for advertisers.

Acquisition of FTD Group, Inc.

        On August 26, 2008, we completed the acquisition of 100% of the capital stock of FTD Group, Inc. (along with its subsidiaries, "FTD"). FTD is a leading provider of floral and related products and services. We paid a combination of (i) $10.15 in cash, without interest, and (ii) 0.4087 of a share of United Online common stock, for each outstanding share of FTD common stock. The total merger consideration was approximately $307 million in cash and approximately 12.3 million shares of United Online common stock.

        The FTD acquisition was financed, in part, with the net proceeds of term loan borrowings under a $425 million credit facility, which includes a $50 million revolving credit facility that was undrawn at the closing of the transaction, with Wells Fargo Bank, National Association, as lead arranger, and a $60 million credit facility with Silicon Valley Bank. The remaining cash consideration in the transaction was paid from United Online's and FTD's existing cash on hand.

        As a result of the FTD acquisition, the results of operations of FTD have been included in the consolidated statements of operations and cash flows since the date of the acquisition.

Segment Definitions

        We report our businesses in three reportable operating segments:

Segment	Products and Services
FTD	Floral and related products and services for consumers, retail florists and other retail locations
Classmates Media	Social networking and loyalty marketing
Communications	Internet access, email, Internet security, and Web hosting

Segment Services

FTD

        FTD is a leading provider of floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services, in the United States, Canada, the United Kingdom, and The Republic of Ireland. The business uses the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo. FTD's consumer and florist businesses are highly complementary, as certain floral orders generated by the consumer business are delivered by FTD's network of florist members.

         Consumer Products.    FTD is an Internet and telephone marketer of flowers and specialty gift items to consumers. FTD operates in the United States and Canada primarily through the www.ftd.com Web site, in addition to the 1-800-SEND-FTD toll-free telephone number and in the United Kingdom and The Republic of Ireland through the Interflora brand and the www.interflora.co.uk Web site and a similar toll-free telephone number. While floral arrangements and plants are FTD's primary offerings, FTD also markets and sells other specialty gift items, including, but not limited to, gourmet food, holiday gifts, bath and beauty products, jewelry, wine and gift baskets, dried flowers, and stuffed animals.

        Consumers place orders at the www.ftd.com or www.interflora.co.uk Web sites or over the telephone, which are then transmitted to florists or third-party specialty gift providers for processing and delivery or which are fulfilled by direct shipment to the consumer by third-parties with whom FTD contracts. The majority of consumer orders are delivered by FTD's network of florist members and the remainder are shipped by third-parties. In general, FTD does not maintain physical inventory or bear the cost of warehousing and distribution facilities. In addition, consumers generally pay for floral and specialty gift orders before FTD pays florists and specialty gift providers to deliver them.

         Florist Products and Services.    FTD provides a comprehensive suite of products and services that enable florist members to send and deliver floral orders and to promote revenue growth and enhance the operating efficiencies of its members. FTD provides these services to its network of independent florist members located primarily in the United States, Canada, the United Kingdom, and The Republic of Ireland, which includes traditional retail florists as well as other retailers offering floral products and services.

        FTD provides its members with access to the FTD and Interflora brands and the Mercury Man logo, supported by various advertising campaigns, order clearinghouse services (which eliminate counterparty credit risks between sending and receiving florist members), a directory publication of florist members, credit card processing services, e-commerce Web sites, online advertising tools, and a 24-hour telephone answering and order-taking service. In addition, FTD provides the Floral Selections Guide, a counter display featuring FTD floral arrangements for all occasions. FTD provides point-of-sale systems and other technology to its florist members for transmitting and receiving orders. FTD also acts as a national wholesaler to florist members, providing FTD-branded and non-branded hard goods and cut flowers as well as packaging, promotional products and a wide variety of other floral-related supplies.

        For additional information regarding our FTD segment, see Note 3—"Segment Information" of the notes to unaudited condensed consolidated financial statements, which appears in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Classmates Media

        Our Classmates Media services include online social networking, primarily under the Classmates brand, and online loyalty marketing under the MyPoints brand. Our social networking Web sites enable users to locate and interact with acquaintances from high school, college, work, and the military. Led by our flagship Classmates Web site in the United States (www.classmates.com), we serve more than 50 million registered consumer accounts across our social networking Web sites, including 4.1 million pay accounts as of September 30, 2008. We also operate four international social networking Web sites including StayFriends in Austria (www.stayfriends.at), StayFriends in Germany (www.stayfriends.de), StayFriends in Sweden (www.stayfriends.se), and Trombi in France (www.trombi.com). Members have contributed to our social networking Web sites a substantial amount of distinct, relevant pieces of content that we believe helps attract new social networking members and returning Web site visits from existing members.

        Our online loyalty marketing service, MyPoints (www.mypoints.com), provides advertisers with an effective means to reach a large online audience with targeted marketing campaigns. MyPoints also enables consumers to earn points-based rewards by responding to email offers, completing online surveys, shopping online and engaging in other online activities. Rewards points are redeemable in the form of third-party gift cards and other benefits from over 60 merchants, including retailers, theaters, restaurants, airlines, and hotels.

        For additional information regarding our Classmates Media segment, see Note 3—"Segment Information" of the notes to unaudited condensed consolidated financial statements, which appears in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Communications

        Our Communications pay services principally include consumer dial-up Internet access and email under the NetZero and Juno brands. We offer consumers a variety of choices to meet their Internet access needs, including accelerated dial-up Internet access, standard dial-up Internet access, a free dial-up Internet access service that is subject to hourly and other limitations, and digital subscriber line ("DSL") Internet access services. Accelerated dial-up Internet access services can significantly reduce the time for certain Web pages to load when compared to basic dial-up services, and also include antivirus software, pop-up blocking and enhanced email storage. We also offer several additional pay services that do not require an Internet access subscription, such as Internet security services and premium email.

        Our dial-up Internet access services are available in over 10,000 cities nationwide. By comparison, our DSL Internet access services are purchased from third-parties and currently have a more limited coverage area. We also offer Web hosting and related services for consumers and businesses.

        For additional information regarding our Communications segment, see Note 3—"Segment Information" of the notes to unaudited condensed consolidated financial statements, which appears in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These measures include:

FTD Segment Metrics

         Consumer Orders.    We closely monitor the number of consumer orders for floral and gift products received during a given period. Consumer orders are orders delivered during the period that originated from FTD consumers in the United States and Canada (primarily through the www.ftd.com Web site and the 1-800-SEND-FTD telephone number) as well as orders originated from Interflora consumers in the United Kingdom and The Republic of Ireland (primarily through the www.interflora.co.uk Web site and a toll-free telephone number). Orders originating with a florist or other retail location for delivery to consumers are not included. The number of consumer orders received may fluctuate significantly from period to period due to seasonality resulting from the timing of key holidays, fluctuations in marketing spending on initiatives designed to attract new and retain existing customers, potential changes in pricing for our floral and gift products or competitive offerings, changing consumer preferences, and general economic conditions, among other factors.

         Average Order Value.    We closely monitor the average value for consumer orders received in a given period, which we refer to as the average order value. Average order value represents the average U.S. Dollar amount paid to us for consumer orders delivered during the period. This average U.S. Dollar amount is determined after translating the British Pound amounts received for orders delivered in the United Kingdom into U.S. Dollars. Average order value includes merchandise revenue, and shipping and service fees, less discounts, payable by the consumer. Average order values will fluctuate between periods based on the relative proportion of direct ship orders and orders fulfilled through florists since florist-fulfilled orders generally have a higher value; changes in merchandise values; shipping and service fees; discounts; and the foreign currency exchange rate between the U.S. Dollar and British Pound.

Classmates Media and Communications Segments Metrics

         Pay Accounts.    Our pay accounts generate a significant portion of our revenues and represent one of the most important drivers of our business model. A pay account is defined as a member who has subscribed to, and paid for, our Classmates Media or Communications services, and whose subscription has not expired. In general, the key metrics that drive revenues from our pay accounts base include the number of pay accounts and the average monthly revenue per pay account. In general, a pay account becomes a free account following the expiration or termination of the related subscription.

         ARPU.    We monitor the average monthly revenue per pay account ("ARPU"). ARPU is calculated by dividing services revenues for a period by the average number of pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and end of a period. ARPU may fluctuate from period to period as a result of a variety of factors, including, but not limited to: changes in the mix of pay services and the related subscription pricing plans; the use of promotional or retention pricing to attract new, or retain existing, paying subscribers; increases or decreases in the price of our services; a greater percentage of social networking pay accounts represented by international pay accounts which have lower-priced subscription plans compared to U.S. social networking pay accounts; and the timing of pay accounts being added or removed during a period.

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

         Active Accounts.    We monitor the number of active accounts among our membership base. Active Classmates Media segment accounts are defined as: all segment pay accounts as of the date presented; the monthly average for the reporting period of all free social networking accounts who have visited our domestic or international social networking Web sites (excluding The Names Database) at least once during the reporting period; and the monthly average for the reporting period of all loyalty marketing members who have earned or redeemed points during such period. Active Communications segment accounts include all segment pay accounts as of the date presented and the number of free Internet access and email accounts that logged on to our services at least once during the preceding 31 days.

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

        The following table sets forth, for the dates or three-month periods presented, as applicable, our consolidated revenues, segment revenues, consumer orders, average order value, pay accounts (at the end of the period), segment churn (monthly average for the period), ARPU (monthly average for the period), and segment active accounts.

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Consolidated:
Revenues	$169,157	$122,273	$121,811	$125,410	$126,825
FTD:
Segment revenues(c) (in thousands)	$48,280
% of Total revenues(c)	28.5%
Consumer orders(c) (in thousands)	467
Average order value(c)	$63.00
Classmates Media:
Segment revenues (in thousands)	$58,746	$57,013	$51,884	$53,273	$49,972
% of Total revenues	34.7%	46.6%	42.6%	42.5%	39.4%
Pay accounts (in thousands)	4,087	3,809	3,521	3,199	2,983
Segment churn	4.1%	4.2%	4.3%	4.7%	4.6%
ARPU	$3.07	$3.10	$3.10	$3.26	$3.33
Segment active accounts(b) (in millions)	15.5	15.1	13.9	12.6 (b)	12.8
Communications:
Segment revenues (in thousands)	$62,131	$65,260	$69,927	$72,137	$76,853
% of Total revenues	36.7%	53.4%	57.4%	57.5%	60.6%
Pay accounts(a) (in thousands):
Access	1,468	1,560	1,682	1,786	1,886
Other	353	356	361	364	370

Total pay accounts	1,821	1,916	2,043	2,150	2,256
Segment churn(a)	4.4%	4.5%	4.8%	4.4%	4.9%
ARPU	$9.49	$9.45	$9.45	$9.28	$9.45
Segment active accounts (in millions)	2.8	2.9	3.1	3.3	3.5

(a)
Growth in pay accounts during the quarter ended September 30, 2007 includes a loss of 18,000 pay accounts resulting from our decision to exit our photo sharing business. Growth in pay accounts during the quarter ended December 31, 2007 includes a loss of 6,000 pay accounts resulting from our decision to exit our VoIP business. Excluding the loss of photo sharing and VoIP customers related to our decisions to exit these businesses, Communications segment churn would have been 4.7% in the quarter ended September 30, 2007 and 4.3% in the quarter ended December 31, 2007.

(b)
We believe the actual number of Classmates Media segment active accounts for the quarter ended December 31, 2007 was approximately 12.8 million, although a technical reporting issue interfered with our ability to collect certain visit data for a brief period.

(c)
The quarter ended September 30, 2008 reflects the results of FTD from August 26, 2008 (date of acquisition).

Critical Accounting Policies, Estimates and Assumptions

        FTD Segment Revenue Recognition—Product revenues and related cost of goods sold are generally recognized when products are delivered to the customers. Shipping and service fees charged to customers are recognized at the time the product revenue is recognized and are included in product revenue. Shipping costs are included in cost of goods sold. FTD's consumer businesses generally recognize revenue on a gross basis as FTD bears the risks and rewards associated with the revenue generating activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing the products and services.

        FTD also sells computer systems to its florist members and recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition, with Respect to Certain Transactions". FTD recognizes revenue on hardware which are sold without software at the time of delivery. For hardware sales that include software, revenue is recognized when delivery, installation and customer acceptance have all occurred.

        Service revenues based on orders are recognized in the period in which the orders are delivered. Monthly, recurring fees and other service-based fees are recognized in the period in which the service has been provided.

Potential Subsidiary Initial Public Offering of Classmates Media Corporation

        Classmates Media Corporation ("CMC") was formed in August 2007 for the purposes of consolidating our Classmates, The Names Database and MyPoints business units in preparation of an initial public offering, or IPO, by CMC. The businesses were contributed to CMC by us on August 9, 2007. In August 2007, CMC filed a Form S-1 registration statement with the Securities and Exchange Commission ("SEC") for the IPO of its common stock.

        In December 2007, we determined that proceeding with the IPO under then-current market conditions was not in the best interests of our stockholders and CMC withdrew its Form S-1 registration statement previously filed with the SEC. Approximately $0.5 million of transaction costs were determined not to have continuing value after the withdrawal of the IPO and were expensed in the quarter ended December 31, 2007. Because it remained our strategy to complete an IPO of CMC during 2008, certain IPO transaction-related costs incurred during 2007 and the first quarter of 2008 totaling $3.9 million were deferred and were included in other assets on our condensed consolidated balance sheet at March 31, 2008. While it remains our strategy to complete an IPO of CMC, because we believe that capital markets have not improved significantly since the CMC Form S-1 registration statement was withdrawn in December 2007 and there is limited visibility as to when capital markets might improve significantly, we have concluded that it is unlikely that an IPO will be completed before 2009. As such, we determined, on June 23, 2008, that the $3.9 million in deferred transaction-related costs relating to the IPO would be expensed in the quarter ended June 30, 2008, and our financial results and the financial results of our Classmates Media segment for the nine months ended September 30, 2008 were negatively impacted.

Financial Statement Presentation

Revenues

Products Revenues

        Products revenues consist of merchandise revenue and related shipping and service fees for FTD consumer orders as well as revenues generated from sales of containers, software and hardware systems, cut flowers, packaging and promotional products and a wide variety of other floral-related supplies to florist members.

Services Revenues

        Classmates Media services revenues consist of amounts charged to pay accounts for social networking services. Communications services revenues consist of amounts charged to pay accounts for Internet access, email, Web hosting, Internet security, and other services, with substantially all of such revenues generated from Internet access. FTD services revenues consist of fees charged to FTD members for order clearinghouse services, directory publications, Mercury network access and transmissions, and other services.

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

        Our loyalty marketing service revenues are derived almost entirely from advertising fees, consisting primarily of fees generated when emails are transmitted to members, when members respond to emails and when members complete online transactions. We sell marketing solutions to advertisers with both direct response and brand objectives through a full suite of email, display and other advertising opportunities. We also use targeting technologies and Web site integrations in order to provide effective solutions for advertisers.

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

Cost of Revenues

        Cost of revenues includes product costs; shipping costs; costs associated with taking orders; printing and postage costs; costs related to FTD's product quality guarantee; systems installation, training and support costs; costs of points earned by members of our loyalty marketing service; telecommunications and data center costs; costs of providing rewards to members of our loyalty marketing service; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; email technical support and license fees; costs related to providing telephone technical support; customer billing and billing support for our pay accounts and florist members; fees associated with the storage and processing of customer credit cards and associated bank fees; and domain name registration fees.

Sales and Marketing

        Sales and marketing expenses include expenses associated with promoting our products, services and brands and generating advertising revenues. Expenses associated with promoting our products and services include advertising and promotion expenses; fees paid to distribution partners, third-party advertising networks and co-registration partners to acquire new pay accounts and free accounts; direct marketing and retention campaigns; customer incentives; personnel- and overhead-related expenses for marketing and sales personnel; and telemarketing costs. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. We have expended significant amounts on sales and marketing, including branding and customer acquisition campaigns consisting of television, Internet, radio, print, and outdoor advertising, and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote our products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs.

Technology and Development

        Technology and development expenses include expenses for product development, maintenance of existing software and technology and development of new or improved software and technology, including personnel-related expenses for the software engineering department and the costs associated with operating our facility in India. Costs incurred by us to manage and monitor our technology and development activities are expensed as incurred. Costs relating to the acquisition and development of internal-use software are capitalized and depreciated over their estimated useful lives, generally three years.

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

Amortization of Intangible Assets

        Amortization of intangible assets principally includes amortization of: acquired pay accounts and free accounts; certain acquired trademarks and trade names; certain purchased software and technology; acquired customer and advertising contracts and related relationships; acquired patents and domain names; and other identifiable intangible assets. In accordance with the provisions set forth in SFAS No. 142, goodwill and indefinite-lived intangible assets are not being amortized but are tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would indicate the fair value of a reporting unit is below its carrying value.

Interest Income

        Interest income consists of earnings on our cash, cash equivalents and short-term investments, net of the amortization of premiums on certain of our short-term investments held from time to time.

Interest Expense

        Interest expense consists of interest expense on our debt, including accretion of discounts and amortization of debt issue costs, and interest expense relating to capital leases.

Other Income (Expense), Net

        Other income (expense), net, consists of realized gains and losses recognized in connection with the sale of short-term investments, equity earnings on investments in subsidiaries and foreign currency exchange rate gains and losses. Additionally, other income (expense), net consists of imputed interest expense on the acquired member redemption liability related to our acquisition of MyPoints in April 2006, which was amortized through the quarter ended September 30, 2007.

Results of Operations

        The following tables set forth, for the periods presented, selected historical statements of operations data. The information contained in the tables below should be read in conjunction with Liquidity and Capital Resources, Contractual Obligations, and Other Commitments included in this Item 2 as well as the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

        Condensed consolidated information was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$169,157	$126,825	$413,241	$388,093
Operating expenses:
Cost of revenues	54,844	27,865	109,513	87,521
Sales and marketing	42,376	38,410	114,966	127,147
Technology and development	14,983	12,276	40,406	38,812
General and administrative	23,096	21,887	66,754	54,276
Amortization of intangible assets	4,966	3,090	9,824	9,789
Restructuring charges	93	34	656	428

Total operating expenses	140,358	103,562	342,119	317,973

Operating income	28,799	23,263	71,122	70,120
Interest income	1,053	1,979	4,037	5,184
Interest expense	(3,751)	(1)	(3,751)	(3)
Other income (expense), net	492	(332)	718	(686)

Income before income taxes	26,593	24,909	72,126	74,615
Provision for income taxes	10,427	10,940	29,220	31,410

Net income	$16,166	$13,969	$42,906	$43,205

        Information for our three reportable operating segments was as follows (in thousands):

	FTD		Classmates Media		Communications
	Quarter Ended September 30,		Quarter Ended September 30,		Quarter Ended September 30,
	2008	2007	2008	2007	2008	2007
Revenues:
Products	$35,158	$—	$—	$—	$—	$—
Services	13,122	—	36,386	28,455	53,208	66,131
Advertising	—	—	22,360	21,517	8,923	10,722

Total revenues	48,280	—	58,746	49,972	62,131	76,853

Operating expenses:
Cost of revenues	28,154	—	10,364	9,482	14,177	16,248
Sales and marketing	7,224	—	21,495	19,615	13,532	18,704
Technology and development	861	—	5,837	4,015	6,649	6,865
General and administrative	3,857	—	8,892	9,178	8,909	11,310
Restructuring charges	—	—	—	—	93	34

Total operating expenses	40,096	—	46,588	42,290	43,360	53,161

Segment income from operations	$8,184	$—	$12,158	$7,682	$18,771	$23,692

	FTD		Classmates Media		Communications
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Revenues:
Products	$35,158	$—	$—	$—	$—	$—
Services	13,122	—	101,761	76,314	168,763	211,717
Advertising	—	—	65,882	63,832	28,555	36,230

Total revenues	48,280	—	167,643	140,146	197,318	247,947

Operating expenses:
Cost of revenues	28,154	—	30,279	28,132	44,453	53,167
Sales and marketing	7,224	—	61,957	60,819	45,447	66,019
Technology and development	861	—	16,289	11,448	18,499	23,375
General and administrative	3,857	—	31,070	21,622	27,876	28,174
Restructuring charges	—	—	—	—	656	428

Total operating expenses	40,096	—	139,595	122,021	136,931	171,163

Segment income from operations	$8,184	$—	$28,048	$18,125	$60,387	$76,784

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Segment income from operations:
FTD	$8,184	$—	$8,184	$—
Classmates Media	12,158	7,682	28,048	18,125
Communications	18,771	23,692	60,387	76,784

Total segment income from operations	39,113	31,374	96,619	94,909
Depreciation	(5,348)	(5,021)	(15,673)	(15,000)
Amortization of intangible assets	(4,966)	(3,090)	(9,824)	(9,789)

Consolidated operating income	$28,799	$23,263	$71,122	$70,120

Quarter and Nine Months Ended September 30, 2008 compared to
Quarter and Nine Months Ended September 30, 2007

Consolidated Results

         Revenues.    Consolidated revenues increased $42.3 million, or 33%, to $169.2 million for the quarter ended September 30, 2008, compared to $126.8 million for the quarter ended September 30, 2007. The increase in consolidated revenues was primarily related to $48.3 million of revenues associated with our FTD segment, which are included in consolidated revenues from August 26, 2008 (date of acquisition) and, to a lesser extent, an increase in revenues from our Classmates Media segment, partially offset by a decrease in revenues from our Communications segment. Consolidated revenues related to our FTD, Classmates Media and Communications segments constituted 28.5%, 34.7% and 36.7%, respectively, of our consolidated revenues for the quarter ended September 30, 2008, compared to 0%, 39.4% and 60.6%, respectively, for the quarter ended September 30, 2007.

        Consolidated revenues increased by $25.1 million, or 6%, to $413.2 million for the nine months ended September 30, 2008, compared to $388.1 million for the nine months ended September 30, 2007. The increase in consolidated revenues was primarily related to $48.3 million of revenues associated with our FTD segment, which are included in consolidated revenues from August 26, 2008 (date of acquisition) and, to a lesser extent, an increase in revenues from our Classmates Media segment, partially offset by a decrease in revenues from our Communications segment. Consolidated revenues related to our FTD, Classmates Media and Communications segments constituted 11.7%, 40.6% and 47.7%, respectively, of our consolidated revenues for the nine months ended September 30, 2008, compared to 0%, 36.1% and 63.9%, respectively, for the nine months ended September 30, 2007.

         Cost of Revenues.    Consolidated cost of revenues increased by $27.0 million, or 97%, to $54.8 million for the quarter ended September 30, 2008, compared to $27.9 million for the quarter ended September 30, 2007. The increase was primarily related to $28.2 million of cost of revenues associated with our FTD segment, which are included in consolidated cost of revenues from August 26, 2008 (date of acquisition) and, to a lesser extent, a slight increase in cost of revenues associated with our Classmates Media segment, partially offset by a decrease in cost of revenues associated with our Communications segment. Cost of revenues related to our FTD, Classmates Media and Communications segments constituted 53.4%, 19.7% and 26.9%, respectively, of our total segment cost of revenues for the quarter ended September 30, 2008, compared to 0%, 36.9% and 63.1%, respectively, for the quarter ended September 30, 2007.

        Consolidated cost of revenues increased by $22.0 million, or 25%, to $109.5 million for the nine months ended September 30, 2008, compared to $87.5 million for the nine months ended September 30, 2007. The increase was primarily related to $28.2 million of cost of revenues associated with our FTD segment, which are included in consolidated cost of revenues from August 26, 2008 (date of acquisition) and, to a lesser extent, an increase in cost of revenues associated with our Classmates Media segment, partially offset by a decrease in cost of revenues associated with our Communications segment. Cost of revenues related to our FTD, Classmates Media and Communications segments constituted 27.4%, 29.4% and 43.2%, respectively, of our total segment cost of revenues for the nine months ended September 30, 2008, compared to 0%, 34.6% and 65.4%, respectively, for the nine months ended September 30, 2007.

         Sales and Marketing Expenses.    Consolidated sales and marketing expenses increased by $4.0 million, or 10%, to $42.4 million, or 25.1% of consolidated revenues, for the quarter ended September 30, 2008, compared to $38.4 million, or 30.3% of consolidated revenues, for the quarter ended September 30, 2007. The increase was primarily related to $7.2 million of sales and marketing expenses associated with our FTD segment, which are included in consolidated sales and marketing expenses from August 26, 2008 (date of acquisition) and, to a lesser extent an increase in marketing expenses associated with our Classmates Media segment, partially offset by a reduction in marketing expenses related to our Communications segment. Sales and marketing expenses related to our FTD, Classmates Media and Communications segments constituted 17.1%. 50.9% and 32.0%, respectively, of total segment sales and marketing expenses for the quarter ended September 30, 2008, compared to 0%, 51.2% and 48.8%, respectively, for the quarter ended September 30, 2007.

        Consolidated sales and marketing expenses decreased by $12.2 million, or 10%, to $115.0 million, or 27.8% of consolidated revenues, for the nine months ended September 30, 2008, compared to $127.1 million, or 32.8% of consolidated revenues, for the nine months ended September 30, 2007. The decrease was attributable to a reduction in marketing expenses related to our Communications segment. The decrease was partially offset by a $7.2 million increase in sales and marketing expenses associated with our FTD segment, which are included in consolidated sales and marketing expenses from August 26, 2008 (date of acquisition) and, to a lesser extent, an increase in sales and marketing expenses associated with our Classmates Media segment. Sales and marketing expenses related to our FTD, Classmates Media and Communications segments constituted 6.3%, 54.1% and 39.6%, respectively, of total segment sales and marketing expenses for the nine months ended September 30, 2008, compared to 0%, 48.0% and 52.0%, respectively, for the nine months ended September 30, 2007.

         Technology and Development Expenses.    Consolidated technology and development expenses increased by $2.7 million, or 22%, to $15.0 million, or 8.9% of consolidated revenues, for the quarter ended September 30, 2008, compared to $12.3 million, or 9.7% of consolidated revenues, for the quarter ended September 30, 2007. The increase was largely attributable to an increase in expenses in the Classmates Media segment and, to a lesser extent, $0.9 million in expenses associated with our FTD segment, which are included in consolidated technology and development expenses from August 26, 2008 (date of acquisition), partially offset by a slight decrease in technology and development expenses in the Communications segment. Technology and development expenses related to our FTD, Classmates Media and Communications segments constituted 6.5%, 43.7% and 49.8%, respectively, of total segment technology and development expenses for the quarter ended September 30, 2008, compared to 0%, 36.9% and 63.1%, respectively, for the quarter ended September 30, 2007.

        Consolidated technology and development expenses increased by $1.6 million, or 4%, to $40.4 million, or 9.8% of consolidated revenues, for the nine months ended September 30, 2008, compared to $38.8 million, or 10.0% of consolidated revenues, for the nine months ended September 30, 2007. The increase was largely attributable to an increase in expenses in the Classmates Media segment and, to a lesser extent, $0.9 million in expenses associated with our FTD segment, which are included in consolidated technology and development expenses from August 26, 2008 (date of acquisition) and a $0.8 million increase in depreciation, partially offset by a decrease in expenses in the Communications segment. Technology and development expenses related to our FTD, Classmates Media and Communications segments constituted 2.4%, 45.7% and 51.9%, respectively, of total segment technology and development expenses for the nine months ended September 30, 2008, compared to 0%, 32.9% and 67.1%, respectively, for the nine months ended September 30, 2007.

         General and Administrative Expenses.    Consolidated general and administrative expenses, in the aggregate and as a percentage of revenues, increased in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. A significant amount of the increase was due to stock-based compensation which has increased as a result of several factors, including: forecasted bonuses for certain members of senior management for the year ending December 31, 2008 (the "2008 Bonuses") that will be paid primarily in shares of our common stock whereas such bonuses were historically paid primarily in cash; the effect of shares of common stock and restricted stock units awarded in the first quarter of fiscal 2008; and the effect of restricted stock units awarded in 2007 to members of senior management in connection with the renewal of employment agreements or in connection with initial employment agreements. Also, the resignation of an executive officer in 2007 resulted in the reversal in 2007 of certain stock-based compensation recorded in prior periods which reduced stock-based compensation associated with general and administrative expenses in 2007. The payment of the 2008 Bonuses in shares of common stock as opposed to cash, while increasing stock-based compensation, is not anticipated to have a significant impact on general and administrative expenses in 2008.

        Consolidated general and administrative expenses increased by $1.2 million, or 6%, to $23.1 million, or 13.7% of consolidated revenues, for the quarter ended September 30, 2008, compared to $21.9 million, or 17.3% of consolidated revenues, for the quarter ended September 30, 2007. The increase was related to $3.9 million of general and administrative expenses associated with our FTD segment, which are included in consolidated general and administrative expenses from August 26, 2008 (date of acquisition), partially offset by decreases in general and administrative expenses associated with our Communications and Classmates Media segments. General and administrative expenses related to our FTD, Classmates Media and Communications segments constituted 17.8%, 41.1% and 41.1%, respectively, of total segment general and administrative expenses for the quarter ended September 30, 2008, compared to 0%, 44.8% and 55.2%, respectively, for the quarter ended September 30, 2007.

        Consolidated general and administrative expenses increased by $12.5 million, or 23%, to $66.8 million, or 16.2% of consolidated revenues, for the nine months ended September 30, 2008, compared to $54.3 million, or 14.0% of consolidated revenues, for the nine months ended September 30, 2007. The increase was due to an increase in expenses associated with our Classmates Media segment and, to a lesser extent, $3.9 million of general and administrative expenses associated with our FTD segment, which are included in consolidated general and administrative expenses from August 26, 2008 (date of acquisition), partially offset by a $0.5 million decrease in depreciation and a slight decrease in expenses associated with our Communications segment. General and administrative expenses related to our FTD, Classmates Media and Communications segments constituted 6.1%, 49.5% and 44.4%, respectively, of total segment general and administrative expenses for the nine months ended September 30, 2008, compared to 0%, 43.4% and 56.6%, respectively, for the nine months ended September 30, 2007.

        General and administrative expenses will be positively impacted in the fourth quarter of 2008 by a credit of approximately $3.6 million as a result of a favorable settlement in the fourth quarter of 2008 of a non-income tax dispute relating to prior periods. We are presently evaluating re-investment of certain of these funds in various operating expenses across the segments of our business.

         Amortization of Intangible Assets.    Consolidated amortization of intangible assets increased by $1.9 million, or 61%, to $5.0 million for the quarter ended September 30, 2008, compared to $3.1 million for the quarter ended September 30, 2007. The increase was associated with increased amortization related to intangible assets acquired in connection with our FTD acquisition in August 2008, partially offset by a decrease in amortization of intangible assets in our Classmates Media segment attributable to the accelerated amortization of intangible assets in earlier years associated with our Classmates acquisition in November 2004.

        Consolidated amortization of intangible assets remained relatively flat at $9.8 million for the nine months ended September 30, 2008 and 2007. Amortization of intangible assets related to intangible assets acquired in connection with our acquisition of FTD in August 2008 was partially offset by a decrease in amortization of intangible assets attributable to the accelerated amortization of intangible assets in earlier years associated with our Classmates acquisition in November 2004 and, to a lesser extent, a decrease in amortization in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as a result of certain assets from the acquisition of Web hosting assets in April 2004 becoming fully amortized in March 2007. We anticipate amortization of intangible assets will increase in the near term as a result of the FTD acquisition.

         Restructuring Charges.    In the quarter and nine months ended September 30, 2008, we recorded restructuring charges totaling $0.1 million and $0.7 million, respectively, primarily associated with the closure of our Orem, Utah facility. In the nine months ended September 30, 2007, we recorded restructuring charges of $0.4 million primarily for termination benefits paid to certain employees associated with our Web hosting and photo sharing businesses.

         Interest Income.    Interest income decreased by $0.9 million, or 47%, to $1.1 million for the quarter ended September 30, 2008, compared to $2.0 million for the quarter ended September 30, 2007. Interest income decreased by $1.1 million, or 22%, to $4.0 million for the nine months ended September 30, 2008, compared to $5.2 million for the nine months ended September 30, 2007. These decreases were the result of lower average interest rates, partially offset by higher average combined cash, cash equivalents and short-term investments balances in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

         Interest Expense.    Interest expense increased by $3.8 million to $3.8 million for the quarter ended September 30, 2008, compared to $1,000 for the quarter ended September 30, 2007. Interest expense increased by $3.7 million to $3.8 million for the nine months ended September 30, 2008, compared to $3,000 for the nine months ended September 30, 2007. The increase in interest expense was a result of the indebtedness incurred in connection with the FTD acquisition, which closed on August 26, 2008.

         Other Income (Expense), Net.    Other income, net was $0.5 million for the quarter ended September 30, 2008, compared to other expense, net of $0.3 million for the quarter ended September 30, 2007. Other income, net was $0.7 million for the nine months ended September 30, 2008, compared to other expense, net of $0.7 million for the nine months ended September 30, 2007. The increase in other income, net was primarily due to foreign currency exchange rate gains and a $0.3 million net realized gain on sales of our short-term investments recognized in the quarter and nine months ended September 30, 2008 in connection with the liquidation of our short-term investments portfolio during the quarter ended September 30, 2008.

         Provision for Income Taxes.    For the quarter and nine months ended September 30, 2008, we recorded a provision for income taxes of $10.4 million and $29.2 million, respectively, on pre-tax income of $26.6 million and $72.1 million, respectively, resulting in a year-to-date effective income tax rate of 40.5%. For the quarter and nine months ended September 30, 2007, we recorded a provision for income taxes of $10.9 million and $31.4 million, respectively, on pre-tax income of $24.9 million and $74.6 million, respectively, resulting in a year-to-date effective income tax rate of 42.1%. The lower effective income tax rate was due to: (1) the benefits of a lower state income tax rate, net of a federal income tax benefit, in 2008 as a result of changes to our state nexus profile; (2) the release of a portion of the deferred tax valuation allowance in the quarter and nine months ended September 30, 2008 attributable to the utilization of certain foreign net operating loss carryforwards; and (3) the release of a portion of the reserve for uncertain tax positions in 2008 due to the expiration of the statute of limitations. These benefits were partially offset by (1) an increase in compensation, including stock-based compensation, in the quarter and nine months ended September 30, 2008 versus the prior-year comparable periods that is limited under Section 162(m) of the Internal Revenue Code and (2) lower amounts of tax-free interest income generated in the quarter and nine months ended September 30, 2008 compared to the prior-year comparable periods. The effective income tax rate is subject to fluctuation due to discrete items.

FTD Segment Results

        See "Consolidated Results" for information related to the FTD segment results for the period from August 26, 2008 (date of acquisition) through September 30, 2008.

Classmates Media Segment Results

         Classmates Media Revenues.    Classmates Media revenues increased by $8.8 million, or 18%, to $58.7 million for the quarter ended September 30, 2008, compared to $50.0 million for the quarter ended September 30, 2007. The increase in Classmates Media revenues was primarily due to a $7.9 million increase in services revenues as a result of a 39% increase in our average number of pay accounts from 2.8 million for the quarter ended September 30, 2007 to 3.9 million for the quarter ended September 30, 2008, partially offset by an 8% decrease in ARPU from $3.33 for the quarter ended September 30, 2007 to $3.07 for the quarter ended September 30, 2008. The decrease in ARPU was primarily attributable to limited-time promotional subscription offerings in the fourth quarter of 2007 which negatively impacted ARPU in the quarter ended September 30, 2008 compared to the prior year and, to a lesser extent, a greater percentage of pay accounts represented by international social networking pay accounts which have lower-priced subscription plans compared to U.S. social networking pay accounts. The increase in Classmates Media revenues was also due to a $0.8 million increase in advertising revenues as a result of increased advertising revenues associated with our loyalty marketing and international social networking services, partially offset by decreased advertising revenues associated with post-transaction sales. We anticipate that our Classmates Media pay accounts and revenues will continue to grow, at least in the near term.

        Classmates Media revenues increased by $27.5 million, or 20%, to $167.6 million for the nine months ended September 30, 2008, compared to $140.1 million for the nine months ended September 30, 2007. The increase in Classmates Media revenues was primarily due to a $25.4 million increase in services revenues as a result of a 41% increase in our average number of pay accounts from 2.6 million for the nine months ended September 30, 2007 to 3.6 million for the nine months ended September 30, 2008, partially offset by a 6% decrease in ARPU from $3.29 for the nine months ended September 30, 2007 to $3.10 for the nine months ended September 30, 2008. The decrease in ARPU was primarily attributable to limited-time promotional subscription offerings in the fourth quarter of 2007 which negatively impacted ARPU in the nine months ended September 30, 2008 compared to the prior year and, to a lesser extent, a greater percentage of pay accounts represented by international social networking pay accounts which have lower-priced subscription plans compared to U.S. social networking pay accounts. The increase in Classmates Media revenues was also due to a $2.0 million increase in advertising revenues as a result of increased advertising revenues associated with our loyalty marketing and international social networking services, partially offset by decreased advertising revenues associated with post-transaction sales.

         Classmates Media Cost of Revenues.    Classmates Media cost of revenues increased by $0.9 million, or 9%, to $10.4 million, or 17.6% of Classmates Media revenues, for the quarter ended September 30, 2008, compared to $9.5 million, or 19.0% of Classmates Media revenues, for the quarter ended

September 30, 2007. The increase in costs was primarily related to a $0.8 million increase in overhead, personnel- and customer support-related costs associated with our social networking services.

        Classmates Media cost of revenues increased by $2.1 million, or 8%, to $30.3 million, or 18.1% of Classmates Media revenues, for the nine months ended September 30, 2008, compared to $28.1 million, or 20.1% of Classmates Media revenues, for the nine months ended September 30, 2007. The increase in costs was primarily related to a $2.1 million increase in overhead, personnel- and customer support-related costs associated with our social networking services.

         Classmates Media Sales and Marketing Expenses.    Classmates Media sales and marketing expenses increased by $1.9 million, or 10%, to $21.5 million, or 36.6% of Classmates Media revenues, for the quarter ended September 30, 2008, compared to $19.6 million, or 39.3% of Classmates Media revenues, for the quarter ended September 30, 2007. The increase was primarily the result of a $1.5 million net increase in marketing costs related to acquiring new social networking and loyalty marketing members.

        Classmates Media sales and marketing expenses increased by $1.1 million, or 2%, to $62.0 million, or 37.0% of Classmates Media revenues, for the nine months ended September 30, 2008, compared to $60.8 million, or 43.4% of Classmates Media revenues, for the nine months ended September 30, 2007. The increase was the result of a $1.1 million net increase in marketing costs related to acquiring new social networking and loyalty marketing members and, to a lesser extent, a $0.6 million increase in stock-based compensation, partially offset by a $0.5 million decrease in personnel- and overhead-related expenses.

         Classmates Media Technology and Development Expenses.    Classmates Media technology and development expenses increased by $1.8 million, or 45%, to $5.8 million, or 9.9% of Classmates Media revenues, for the quarter ended September 30, 2008, compared to $4.0 million, or 8.0% of Classmates Media revenues, for the quarter ended September 30, 2007. The increase was primarily due to a $1.4 million increase in personnel-related expenses due to increased headcount.

        Classmates Media technology and development expenses increased by $4.8 million, or 42%, to $16.3 million, or 9.7% of Classmates Media revenues, for the nine months ended September 30, 2008, compared to $11.4 million, or 8.2% of Classmates Media revenues, for the nine months ended September 30, 2007. The increase was primarily due to a $3.8 million increase in personnel-related expenses due to increased headcount and, to a lesser extent, a $0.8 million increase in overhead-related expenses.

         Classmates Media General and Administrative Expenses.    Classmates Media general and administrative expenses decreased by $0.3 million, or 3%, to $8.9 million, or 15.1% of Classmates Media revenues, for the quarter ended September 30, 2008, compared to $9.2 million, or 18.4% of Classmates Media revenues, for the quarter ended September 30, 2007. The decrease was primarily related to $2.2 million in consulting fees related to audit and executive search fees incurred in the quarter ended September 30, 2007 related to our potential IPO of CMC. The decrease was partially offset by a $1.0 million increase in stock-based compensation and a $0.6 million increase in personnel-related expenses due to increased headcount.

        Classmates Media general and administrative expenses increased by $9.4 million, or 44%, to $31.1 million, or 18.5% of Classmates Media revenues, for the nine months ended September 30, 2008, compared to $21.6 million, or 15.4% of Classmates Media revenues, for the nine months ended September 30, 2007. The increase was primarily related to a $5.5 million increase in stock-based compensation, the expensing of $3.9 million in deferred transaction-related costs relating to the potential IPO of CMC in the quarter ended June 30, 2008, a $1.9 million increase in personnel-related expenses due to increased headcount, and a $0.8 million increase in facilities and other overhead-related costs. These increases were partially offset by a $2.6 million decrease in consulting expenses related to audit and executive search fees incurred in the nine months ended September 30, 2007 related to our potential IPO of CMC.

Communications Segment Results

         Communications Revenues.    Communications revenues decreased by $14.7 million, or 19%, to $62.1 million for the quarter ended September 30, 2008, compared to $76.9 million for the quarter ended September 30, 2007. The decrease in Communications revenues was primarily due to a $12.9 million decrease in services revenues as a result of a 24% decrease in our average number of dial-up Internet access pay accounts from 1.9 million for the quarter ended September 30, 2007 to 1.5 million for the quarter ended September 30, 2008, partially offset by an increase in revenues from our DSL services in the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007. The decrease in Communications revenues was also due to a $1.8 million decrease in advertising revenues as a result of the decrease in pay accounts. We anticipate continued declines in our Communications pay accounts, which will result in continued declines in Communications revenues.

        Communications revenues decreased by $50.6 million, or 20%, to $197.3 million for the nine months ended September 30, 2008, compared to $247.9 million for the nine months ended September 30, 2007. The decrease in Communications revenues was primarily due to a $43.0 million decrease in services revenues as a result of a 23% decrease in our average number of dial-up Internet access pay accounts from 2.1 million for the nine months ended September 30, 2007 to 1.6 million for the nine months ended September 30, 2008 and, to a lesser extent, a $1.3 million decrease in revenues associated with our VoIP business, which we exited in the third quarter of 2007, partially offset by an increase in revenues from our DSL services in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease in Communications revenues was also due to a $7.7 million decrease in advertising revenues as a result of a decrease in pay accounts.

         Communications Cost of Revenues.    Communications cost of revenues decreased by $2.1 million, or 13%, to $14.2 million, or 22.8% of Communications revenues, for the quarter ended September 30, 2008, compared to $16.2 million, or 21.1% of Communications revenues, for the quarter ended September 30, 2007. The decrease was due to a $1.4 million decrease in telecommunications costs associated with our dial-up Internet access business primarily due to a decrease in the number of pay accounts and a decrease in hourly usage per pay account. In addition, Communications costs of revenues decreased as a result of a $1.0 million decrease in customer support- and billing-related costs in the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007, as a result of a decrease in the number of dial-up Internet access pay accounts and a decrease in the hourly rate charged by our third-party vendor, and a $1.0 million decrease in costs associated with our VoIP and photo sharing services as a result of our decision to exit these businesses in the third quarter of 2007. These decreases were partially offset by a $1.0 million increase in costs associated with our DSL services.

        Communications cost of revenues decreased by $8.7 million, or 16%, to $44.5 million, or 22.5% of Communications revenues, for the nine months ended September 30, 2008, compared to $53.2 million, or 21.4% of Communications revenues, for the nine months ended September 30, 2007. The decrease was due to a $7.8 million decrease in telecommunications costs associated with our dial-up Internet access business primarily due to a decrease in the number of pay accounts, a decrease in hourly usage per pay account as well as slightly lower average hourly telecommunications costs. In addition, Communications costs of revenues decreased as a result of a $2.9 million decrease in costs associated with our VoIP and photo sharing services as a result of our decision to exit these businesses in the third quarter of 2007, a $2.7 million decrease in customer support- and billing-related costs in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, as a result of a decrease in the number of dial-up Internet access pay accounts and a decrease in the hourly rate charged by our third-party vendor, and a $0.5 million decrease in overhead-related costs. These decreases were partially offset by a $5.1 million increase in costs associated with our DSL services.

         Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $5.2 million, or 28%, to $13.5 million, or 21.8% of Communications revenues, for the quarter ended September 30, 2008, compared to $18.7 million, or 24.3% of Communications revenues, for the quarter ended September 30, 2007. This decrease was attributable to a $5.2 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services and a $0.5 million decrease in personnel- and overhead-related expenses as a result of lower headcount, partially offset by a $0.7 million increase in stock-based compensation.

        Communications sales and marketing expenses decreased by $20.6 million, or 31%, to $45.4 million, or 23.0% of Communications revenues, for the nine months ended September 30, 2008, compared to $66.0 million, or 26.6% of Communications revenues, for the nine months ended September 30, 2007. This decrease was attributable to a $17.6 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services, a $3.5 million decrease in personnel- and overhead-related expenses as a result of lower headcount, and a $1.2 million decrease in promotion costs related to our DSL services. These decreases were partially offset by a $2.0 million increase in stock-based compensation.

         Communications Technology and Development Expenses.    Communications technology and development expenses decreased by $0.2 million, or 3%, to $6.6 million, or 10.7% of Communications revenues, for the quarter ended September 30, 2008, compared to $6.9 million, or 8.9% of Communications revenues, for the quarter ended September 30, 2007. The decrease was primarily the result of a $1.5 million decrease in personnel-related expenses as a result of lower headcount, partially offset by a $1.1 million increase in stock-based compensation. We anticipate that Communications technology and development expenses will continue to decline in 2008 when compared to 2007 as a result of a restructuring-related reduction in the number of technology and development employees in this segment in October 2007.

        Communications technology and development expenses decreased by $4.9 million, or 21%, to $18.5 million, or 9.4% of Communications revenues, for the nine months ended September 30, 2008, compared to $23.4 million, or 9.4% of Communications revenues, for the nine months ended September 30, 2007. The decrease was primarily the result of a $6.2 million decrease in personnel-related expenses as a result of lower headcount, partially offset by a $1.2 million increase in stock-based compensation.

         Communications General and Administrative Expenses.    Communications general and administrative expenses decreased by $2.4 million, or 21%, to $8.9 million, or 14.3% of Communications revenues, for the quarter ended September 30, 2008, compared to $11.3 million, or 14.7% of Communications revenues, for the quarter ended September 30, 2007. The decrease was due to a combined $2.4 million decrease in bad debt expense related to a technology partner and a litigation-related allowance recorded in the quarter ended September 30, 2007.

        Communications general and administrative expenses decreased by $0.3 million, or 1%, to $27.9 million, or 14.1% of Communications revenues, for the nine months ended September 30, 2008, compared to $28.2 million, or 11.4% of Communications revenues, for the nine months ended September 30, 2007. The decrease was due to a combined $2.4 million decrease in bad debt expense related to a technology partner and a litigation-related allowance recorded in the quarter ended September 30, 2007, a $2.3 million decrease in personnel-related expenses as a result of the 2008 Bonuses being expensed as stock-based compensation as described in the Consolidated Results discussion as well as lower headcount, a $1.4 million decrease in facilities and other overhead-related expenses, and a $0.6 million decrease in recruiting and relocation expenses. The decrease was partially offset by a $5.9 million increase in stock-based compensation and a $0.6 million increase in consulting fees.

Liquidity and Capital Resources

        On August 26, 2008, we completed the acquisition of 100% of the capital stock of FTD Group, Inc. We paid a combination of (i) $10.15 in cash, without interest, and (ii) 0.4087 of a share of United Online common stock for each outstanding share of FTD common stock. The total merger consideration was approximately $307 million in cash and approximately 12.3 million shares of United Online common stock, subject to the payment of cash in lieu of fractional shares of United Online common stock.

        The FTD acquisition was financed in part with the net proceeds from (i) a $60 million senior secured credit agreement (the "UOL Credit Agreement") and (ii) $425 million of term loan borrowings under senior secured credit facilities (the "FTD Credit Agreement"). The remaining cash consideration in the transaction was paid from United Online's and FTD's existing cash on hand.

        The term loans under the UOL Credit Agreement bear interest at either LIBOR plus 3.5% per annum (with a LIBOR floor of 3.0%) or the prime rate plus 2% per annum. The UOL Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, and the ability to incur additional debt and liens) that, among other things, impose the maintenance of a maximum consolidated leverage ratio and the maintenance of a minimum consolidated fixed charge coverage ratio and minimum consolidated adjusted EBITDA.

        The obligations under the UOL Credit Agreement are guaranteed by our domestic wholly-owned subsidiaries, other than UNOL Intermediate, Inc. (the direct parent of FTD Group, Inc.) and its subsidiaries. In addition, the obligations under the UOL Credit Agreement are secured by a lien on substantially all of the assets of the guarantors, including a pledge of all of the outstanding capital stock of the guarantors' direct subsidiaries (except with respect to foreign subsidiaries, in which case such pledge is limited to 66% of the outstanding capital stock), excluding the capital stock of UNOL Intermediate, Inc.

        The FTD Credit Agreement consists of (i) a term loan A facility of up to $75 million, (ii) a term loan B facility of up to $300 million, and (iii) a revolving credit facility of up to $50 million. The interest rate set forth in the FTD Credit Agreement for loans made under the revolving credit facility and term loan A facility is either the prime rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 3.0%), in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The interest rate set forth in the FTD Credit Agreement for loans made under the term loan B facility is either the prime rate plus 3.5% per annum, or LIBOR plus 4.5% per annum (with a LIBOR floor of 3.0%), in each case, with step-downs in the interest rate depending on FTD's leverage ratio. In addition, there is a commitment fee equal to 0.50% per annum (with step-downs in the commitment fee depending on FTD's leverage ratio) on the unused portion of the revolving credit facility. The FTD Credit Agreement is guaranteed by UNOL Intermediate, Inc. and substantially all of the domestic subsidiaries of FTD and is secured by substantially all of the assets of FTD and such subsidiaries, including a pledge of all of the outstanding capital stock owned by FTD and such guarantors (provided that no more than 66% of the capital stock of any foreign subsidiary is pledged or otherwise secures the FTD Credit Agreement). The FTD Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants that, among other things, require FTD and its subsidiaries not to exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio and will impose restrictions and limitations on, among other things, capital expenditures, investments, dividends, asset sales, and the incurrence of additional debt and liens. On the date of the FTD acquisition, term loan A and term loan B under the FTD Credit Agreement were funded.

        In connection with the closing of the FTD acquisition, all of the approximately $122.1 million of outstanding borrowings under FTD's existing credit facilities were repaid. In addition, FTD, Inc., a

Delaware corporation and wholly-owned subsidiary of FTD Group, Inc. ("FTDI"), repurchased approximately $170.0 million aggregate principal amount of its 7.75% Senior Subordinated Notes due 2014 (the "FTDI Notes") tendered pursuant to its offer to repurchase all of the approximately $170.1 million outstanding principal amount of FTDI Notes, which purchased FTDI Notes were canceled. Substantially concurrently with the closing of the FTD acquisition, United Online effected a covenant defeasance with respect to the balance of the FTDI Notes pursuant to the terms of the indenture governing the FTDI Notes.

        Our total cash, cash equivalent and short-term investments balances decreased by $148.6 million, or 68%, to $69.7 million at September 30, 2008, compared to $218.3 million at December 31, 2007. Our summary cash flows for the nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$100,581	$94,615
Net cash provided by (used for) investing activities	$(249,847)	$10,122
Net cash provided by (used for) financing activities	$70,368	$(33,644)

        Net cash provided by operating activities increased by $6.0 million, or 6%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Net cash provided by operating activities is driven by our net income adjusted for non-cash items, including, but not limited to, depreciation and amortization, provision for doubtful accounts receivable, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, deferred taxes, tax benefits from equity awards, and changes in operating assets and liabilities. The increase was primarily due to a $11.4 million increase in non-cash items, partially offset by a $5.2 million unfavorable change in operating assets and liabilities.

        Net cash used for investing activities was $249.8 million for the nine months ended September 30, 2008 compared to net cash provided by investing activities of $10.1 million for the nine months ended September 30, 2007. The increase in cash used for investing activities was primarily due to the funding of the FTD acquisition in August 2008. The cash portion of the purchase price, net of cash acquired, was $307.1 million. The cash portion of the purchase price was partially offset by a $40.9 million increase in net proceeds from sales and maturities of short-term investments and a $6.3 million decrease in purchases of property and equipment.

        Capital expenditures for the nine months ended September 30, 2008 were $11.4 million. We currently anticipate that our total capital expenditures for 2008 will be in the range of $19 million to $23 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash provided by financing activities was $70.4 million for the nine months ended September 30, 2008 compared to net cash used for financing activities of $33.6 million for the nine months ended September 30, 2007. The increase in net cash provided by financing activities was primarily related to net proceeds from the UOL Credit Agreement and the FTD Credit Agreement of $421.0 million, partially offset by the repayment of FTD indebtedness of $302.3 million in connection with the closing of the FTD acquisition. Additionally, the increase was partially offset by a combined $6.6 million decrease in proceeds from exercises of stock options and proceeds from our employee stock purchase plan; a $3.7 million increase in repurchases of common stock in connection with shares withheld upon vesting of restricted stock awards and restricted stock units to pay applicable employee withholding taxes; a $2.4 million decrease in excess tax benefits from equity awards; and a $1.8 million increase in the payment of dividends.

        In January, April and July 2008, our Board of Directors declared quarterly cash dividends of $0.20 per share of common stock, which were paid on February 29, 2008, May 30, 2008 and August 29, 2008 and totaled $14.6 million, $14.9 million and $14.9 million, respectively. Following the closing of the FTD acquisition, our Board of Directors decreased our quarterly cash dividend from $0.20 per share of common stock to $0.10 per share of common stock. In October 2008, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is November 14, 2008, and the dividend is payable on November 28, 2008. In accordance with the terms of the FTD Credit Agreement, cash flows at FTD will, in general, not be available to United Online and its subsidiaries (other than FTD and subsidiaries of FTD). The payment of future dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial performance and other factors. The payment of dividends will negatively impact cash flows from financing activities. In addition, the UOL Credit Agreement imposes certain limitations on our ability to pay dividends.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. Our Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2008. From August 2001 through September 30, 2008, we had repurchased a total of $139.2 million of our common stock under the program. We have not repurchased any shares of our common stock under the program since February 2005, and at September 30, 2008, the remaining amount available under the program was $60.8 million. Other than pursuant to the program or in connection with the withholding of shares related to the vesting of restricted stock units and the issuance of stock awards as discussed below, the UOL Credit Agreement imposes certain restrictions on our ability to repurchase shares of our common stock.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units, restricted stock awards and stock awards we award to employees. We currently do not collect the applicable employee withholding taxes upon vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards from employees. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the program. Similar to repurchases of common stock under the program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the nine months ended September 30, 2008 and 2007 were $8.4 million and $4.7 million, respectively, for which we withheld 734,000 shares and 334,000 shares of common stock, respectively, that were underlying the restricted stock units and restricted stock awards which vested and stock awards that were issued. The amount we pay in future quarters will vary based on our stock price and the number of restricted stock units vesting and stock awards being issued during the quarter.

        On August 8, 2007, Classmates Online, Inc. and MyPoints.com, Inc. declared a dividend to United Online, which was evidenced by unsecured notes payable in the aggregate principal amount of $50.0 million (the "Notes"). The Notes bear interest at an annual rate of 9.625%, payable quarterly in arrears. No principal is due on the Notes until maturity on August 31, 2013, and the Notes may be repaid in whole or in part at any time prior to maturity without penalty. Historically, our net cash provided by operating activities has been positively impacted by our Classmates and MyPoints businesses which have been transferred to CMC. We attempted to effect an IPO of CMC in the fourth quarter of 2007. However, CMC withdrew its Form S-1 registration statement previously filed with the

SEC for the potential IPO in December 2007 due to then-current market conditions. It remains our strategy to complete an IPO of CMC. If an IPO occurs, the Notes may be repaid in whole or in part from the proceeds from the offering, although there can be no assurance that the IPO will occur or that the Notes will be repaid. If the IPO were to occur, it is likely that the net cash provided by operating, investing and financing activities associated with CMC will remain with CMC and will not be available for our use. As such, cash flows available to us may significantly decrease if an IPO of CMC is consummated. The UOL Credit Agreement provides that, in the event CMC completes an IPO, UOL must repay the term loans under the UOL Credit Agreement in an amount equal to the greater of (i) 50% of the net cash proceeds received by UOL in connection with the IPO and (ii) $30 million.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the near term. We intend to use our existing cash balances and future cash generated from operations to fund, among other things, dividend payments, if declared by our Board of Directors; to develop and acquire other services, businesses or technologies; to repurchase our common stock underlying restricted stock units and stock awards and pay the employee withholding taxes due on vested restricted stock units and stock awards issued; to make optional prepayments on the outstanding balances under the UOL Credit Agreement and FTD Credit Agreement; and to fund future capital expenditures. In accordance with the terms of the UOL Credit Agreement and the FTD Credit Agreement, there are significant limitations on our ability to use cash flows from operations generated by our Communications and Classmates Media segments for the benefit of FTD and, conversely, there are significant limitations on our ability to use cash flows from operations generated by FTD for the benefit of United Online or the Communications and Classmates Media segments. The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital as well as the terms at which such capital might be offered to us.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, developing new or enhancing existing services or products, repurchasing our common stock, acquiring other services, businesses or technologies or funding significant capital expenditures, and have a material adverse effect on our business, financial position, results of operations, and cash flows as well as impair our ability to pay future dividends. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock. In addition, the extreme volatility and disruption in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

Contractual Obligations

        Contractual obligations at September 30, 2008 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Operating leases(1)	$64,013	$15,225	$21,417	$13,385	$13,986
Services and promotional contracts	25,160	22,848	2,312	—	—
Telecommunications purchases	3,495	2,303	1,192	—	—
Media purchases	2,725	2,646	79	—	—
Floral-related purchase obligations	5,054	4,710	344	—	—
Debt, including interest	625,031	54,224	113,423	145,871	311,513
Member redemption liability, long-term	5,242	—	5,242	—	—
Other long-term liabilities	3,248	130	2,240	260	618

Total	$733,968	$102,086	$146,249	$159,516	$326,117

(1)
The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $1.8 million. We remain secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. We do not believe that material payments will be required as a result of our secondary responsibilities.

        At September 30, 2008, we had gross unrealized tax liabilities of approximately $11.3 million, all of which, if recognized, would impact our effective income tax rate.

        Commitments under standby letters of credit at September 30, 2008 are scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Standby letters of credit	$10,057	$8,933	$882	$162	$80

        Standby letters of credit are maintained by FTD to secure credit card processing activity. Additionally, standby letters of credit are maintained pursuant to certain of our lease arrangements and remain in effect at declining levels through the terms of the related leases.

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

Off-Balance Sheet Arrangements

        At September 30, 2008, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

        Additionally, for business combinations in which the acquisition date is prior to the effective date of SFAS No. 141(R), the acquirer is required to apply the requirements of SFAS No. 109, Income Taxes, as amended by SFAS No. 141(R), prospectively. After the effective date of SFAS No. 141(R), changes in the valuation allowance for acquired deferred tax assets must be recognized as an adjustment to income tax expense, and changes in acquired income tax positions must be recognized in accordance with FASB Interpretation No. 48.

        We will continue to evaluate the impact of the adoption of SFAS No. 141(R).

Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of the adoption of SFAS No. 160 on our consolidated financial statements, if any.

Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No.142's entity-specific factors. FSP FAS 142-3 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of FSP FAS 142-3 on our consolidated financial statements, if any.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

        In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), in which the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends (such as restricted stock units granted by us) are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP EITF 03-6-1 will be effective for us on January 1, 2009 and will be applied retroactively to all prior-period earnings per share computations. We are currently evaluating the impact of the adoption of FSP EITF 03-6-1 on our earnings per share amounts.

Fair Value Measurements

        In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify how an entity would determine fair value in an inactive market. FSP FAS 157-3 is effective immediately and applies to our condensed consolidated financial statements for the quarter ended September 30, 2008. The application of the provisions of FSP FAS 157-3 did not materially impact our condensed consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on the outstanding balance of the UOL Credit Agreement and the FTD Credit Agreement. The term loans under the UOL Credit Agreement bear interest at either LIBOR plus 3.5% per annum (with a LIBOR floor of 3.0%) or the prime rate plus 2% per annum. The interest rate set forth in the FTD Credit Agreement for loans made under the revolving credit facility and term loan A facility is either the prime rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 3.0%), in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The interest rate set forth in the FTD Credit Agreement for loans made under the term loan B facility is either the prime rate plus 3.5% per annum, or LIBOR plus 4.5% per annum (with a LIBOR floor of 3.0%), in each case, with step-downs in the interest rate depending on FTD's leverage ratio.

        We also have interest rate risk related to our short-term investments portfolio. As a result, we are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates.

        We typically maintain a short-term investments portfolio consisting, at times, of U.S. commercial paper, U.S. corporate notes, U.S. Government or U.S. Government agencies obligations, and municipal securities, including auction rate securities. We have not used derivative financial instruments in our short-term investments portfolio. Our primary objective in managing our short-term investments is the preservation of principal and liquidity while maximizing yield without significantly increasing risk. The minimum long-term credit rating is A, and if a long-term credit rating is not available, we require a minimum short-term credit rating of A1 and P1. Furthermore, by policy, we limit the amount of credit exposure to any one issuer. Our short-term investments, at times in both fixed-rate and variable-rate interest-earning instruments, carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while variable-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal by selling securities which have declined in market value due to changes in interest rates.

        In the quarter ended September 30, 2008, in connection with our acquisition of FTD, we liquidated our short-term investments portfolio and recognized gains of approximately $0.3 million for the quarter and nine months ended September 30, 2008. Additionally, during 2007, we liquidated, without any losses in principal, our investments in auction rate securities and did not hold any auction rate securities in our portfolio at September 30, 2008. We classify all of our short-term investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At September 30, 2008, we had no short-term investments.

        While we have not engaged in interest rate hedging, we intend to establish a hedging program, which may include interest rate caps and/or other derivative financial instruments commonly utilized, if it is determined that such instruments are appropriate to reduce risk.

Foreign Currency Risk

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound (GBP), the Indian Rupee (INR), the Euro (EUR), and the Canadian Dollar (CAD), which may result in a gain or loss of earnings to us. The volatilities in GBP, INR, EUR, and CAD (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income in stockholders' equity. Our foreign subsidiaries generally collect revenues and pay expenses in currencies other than the U.S. Dollar. When the functional currencies of our foreign operations are denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact our operating results. Net foreign currency transaction gains or losses arising from transactions in our foreign operations denominated in currencies other than the local functional currency are included in other income (expense), net in the consolidated statements of operations. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenue of our United Kingdom subsidiary, Interflora, is received and substantially all expenses are incurred in British Pounds, which increases or decreases the related U.S. Dollar reported revenues and expenses depending on the trend in currency. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and expenses. The effect of foreign currency exchange rate fluctuations for the quarter and nine months ended September 30, 2008 was not material to our consolidated results of operations. While we have not engaged in foreign currency hedging, we may in the future use hedging programs, including currency forward contracts, currency options and/or other derivative financial instruments commonly utilized, if it is determined that such hedging activities are appropriate to reduce risk.

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

Changes in Internal Control Over Financial Reporting

        On August 26, 2008, we completed the acquisition of FTD. We are in the process of integrating FTD and will be conducting an evaluation of internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002. Excluding the FTD acquisition, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint, which is the operative complaint, was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. On October 13, 2004, the district court certified a class in six of the other nearly identical actions (the "focus cases"). The underwriter defendants appealed the decision and the United States Court of Appeals for the Second Circuit vacated the district court's decision granting class certification on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that the plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. Prior to the Second Circuit's decision, the majority of issuers, including NetZero, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved, and on June 25, 2007, the court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed Second Amended class action complaints in the focus cases. The issuers' motion to dismiss the Second Amended class action complaints has been granted in part and denied in part. On October 10, 2008, the trial court granted plaintiff's motion to withdraw without prejudice their Motion for Class Certification in the six focus cases.

        On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero containing substantially similar allegations to the Piercy case. Plaintiffs in both cases are seeking injunctive and declaratory relief and damages. NetZero filed a response to both lawsuits denying the material allegations of the complaints. Both Messrs. Piercy and Ewart subsequently withdrew from the actions as class representatives. On March 16, 2007, Barbara Rasnake and Robert Du Verger were substituted as purported class representatives. On May 25, 2007, the court consolidated the actions under the caption Rasnake v. NetZero, Inc. On July 13, 2007, the plaintiffs filed a consolidated amended class action complaint at which time Peter Chrisler was also substituted as a purported class representative. A settlement agreement has been entered into by all parties in this case and was granted final approval by the court on November 6, 2008.

        The pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of the above outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, financial position, results of operations or cash flows, the results of legal proceedings, claims and litigation are inherently uncertain and we cannot assure you that we will not be materially and adversely impacted by the results of such proceedings. At September 30, 2008, we had not established allowances for losses relating to any of the matters described above, with the exception of the Rasnake v. NetZero matter.

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

ITEM 1A.    RISK FACTORS

RISKS RELATING TO OUR BUSINESS GENERALLY

Our business is subject to fluctuations.

        Our results of operations and changes in our key business metrics from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. A number of factors that may impact us are discussed in greater detail in this Quarterly Report on Form 10-Q and in our other filings with the SEC, and these factors may affect us from period to period and may affect our long-term performance. As a result, you should not rely on period-to-period comparisons as an indication of our future or long-term performance. In addition, these factors create difficulties with respect to our ability to forecast our financial performance and business metrics accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and business metrics. We cannot assure you that we will achieve the expectations or projections made by our management or by the financial analysts. In the event we do not achieve such expectations or projections, our financial results and the price of our common stock could be adversely affected.

We may be unable to maintain or grow our advertising revenues. Reduced advertising revenues may reduce our profits.

        Advertising revenues are a critical component of our revenues and profitability. In particular, we derive significant revenues and profits from search and from post-transaction sales, and any termination, change or decrease in revenues from these sources could have a material impact on our advertising revenues and profitability. In addition, substantially all of the revenue generated by our loyalty marketing business is advertising revenue. Our revenues from advertising have in the past fluctuated, and may in the future fluctuate, due to a variety of factors including, without limitation, changes in the economy, the effect of key advertising relationships, competition, changes in our business models, changes in the online advertising market, changes in our advertising inventory, and changes in usage. Post-transaction sales are also dependent on the number of consumers purchasing our products and services. In addition, our advertising initiatives may not be effective, and our advertising revenues may decline in future periods as a result. Advertising revenues in our Communications segment, which includes substantially all of our search revenue, continue to decline as a result of the decrease in our dial-up Internet access accounts, and we anticipate decreased advertising revenues in the Communications segment, which will adversely impact our profitability.

Our marketing efforts may not be successful, which could increase our costs and adversely impact our key metrics.

        We spend significant resources marketing our brands, products and services. We rely on relationships with a wide variety of third-parties, including Internet portals, Internet search providers,

Internet advertising networks, co-registration partners, retailers, distributers and direct marketers, to promote or distribute our products and services. In addition, one of our strategies is to cross market our various products and services to our existing customer base. If our marketing, including cross marketing, activities are inefficient or unsuccessful, or if important third-party relationships become more expensive or unavailable, our key metrics and financial results could be materially and adversely impacted.

Significant problems with our key systems or those of our third-party vendors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        The systems underlying the operations of each or our business segments are complex and diverse, and must efficiently integrate with third-party systems, such as credit card processors. Key systems include, without limitation, billing; Web site and database management; order acceptance, fulfillment and processing including the system for fulfilling orders through member florists; customer support; telecommunications network management; advertisement serving and management systems; and internal financial systems. Some of these systems, such as customer support and FTD's Web site and telephone order services, are outsourced to third-parties, and other systems, such as FTD's florist fulfillment system, are not redundant. We have experienced systems problems in the past and may experience problems in the future. A significant problem with our systems or third-parties' systems could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        Our Classmates Media and Communications businesses outsource a majority of their live technical and billing support functions. These businesses rely on one customer support vendor, and we maintain only a small number of internal customer support personnel for these businesses. We are not equipped to provide the necessary range of customer support functions in the event that this vendor becomes unable or unwilling to provide these services to us.

Our failure to protect our proprietary rights could harm our business.

        Our trade names, trademarks, service marks, patents, copyrights, domain names, and trade secrets are important to the success of our business. In particular, we view our primary trademarks as critical to our success. We principally rely upon patent, trademark, copyright, trade secret and contract laws to protect our proprietary rights, all of which provide only limited protection. We also license some of our intellectual property rights, including the Mercury Man logo, to third-parties. The steps we and such third-parties have taken to protect our proprietary rights may not be adequate, and other third-parties may infringe or misappropriate our proprietary rights. The protection of our proprietary rights may require the expenditure of significant financial and internal resources. We cannot assure you that we have taken adequate steps to prevent misappropriation of our proprietary rights. Our failure to adequately protect our proprietary rights could adversely affect our brands and could harm our business.

We may be unsuccessful at acquiring additional businesses, services or technologies. Even if we complete an acquisition (such as our recent acquisition of FTD), it may not improve our results of operations and may adversely impact our business and financial condition.

        One of our strategic objectives is to acquire businesses, services or technologies that will provide us with an opportunity to diversify the services we offer, leverage our assets and core competencies, expand our geographic reach or that otherwise may be complementary to our existing businesses. We recently completed the acquisition of FTD, and we may acquire additional businesses, services or technologies in the future. However, acquiring companies is a difficult process with many factors outside of our control. In addition, our credit agreements impose certain restrictions on our ability to complete acquisitions and there is no assurance that we will be successful in completing additional acquisitions.

        We have evaluated and expect to continue to evaluate, a wide variety of potential strategic transactions that we believe may complement our current or future business activities. We routinely engage in discussions regarding potential acquisitions and any of these transactions could be material to our financial condition, results of operations and cash flows. However, we cannot assure you that the anticipated benefits and synergies of an acquisition, including our recent acquisition of FTD, will materialize or that any integration attempts will be successful. Acquiring a business, service or technology involves many operational and financial risks, including risks relating to:

  •
  disruption of our ongoing business and significant diversion of resources and management time from day-to-day responsibilities;

  •
  acquisition financings that involve the issuance of potential dilutive equity or the incurrence of debt;

  •
  reduction of cash and other resources available for operations and other uses;

  •
  exposure to risks specific to the acquired business, service or technology to which we are not currently exposed;

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

  •
  potential dilutive issuance of equity, large write-offs either at the time of the acquisition or in the future, the incurrence of restructuring charges, the incurrence of debt, the amortization of identifiable intangible assets, and the impairment of amounts capitalized as goodwill and other intangible assets; and

  •
  lack of, or inadequate, controls, policies and procedures appropriate for a public company, and the time, cost and difficulties related to the implementation of such controls, policies and procedures or the remediation of any deficiencies.

        Any of these risks could harm our business and financial results.

        In addition, an acquisition of a foreign business involves risks in addition to those set forth above, including risks associated with foreign currency exchange rates, potentially unfamiliar economic, political and regulatory environments and integration difficulties due to language, cultural and geographic differences.

A security breach or inappropriate access to, or use of, our networks, computer systems or services could expose us to liability, claims and a loss of revenue.

        The success of our business depends on the security of our networks and, in part, on the security of the network infrastructures of our third-party vendors. Unauthorized or inappropriate access to, or use of, our networks, computer systems or services could potentially jeopardize the security of confidential information, including credit card information, of our customers and of third-parties. We cannot assure you that the security measures we take will be effective in preventing these types of activities. We also cannot assure you that the security measures of our third-party network providers, providers of customer and billing support services or other vendors will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation or our revenues and may interfere with our ability to provide our products and services, all of which could adversely impact our business.

Legal actions could subject us to substantial liability and expense and require us to change our business practices.

        We are currently, and have been in the past, party to various legal actions. These actions include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third-party patents, claims in connection with employment practices, securities laws claims, breach of contract claims, and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims including, without limitation, claims for defamation, negligence, trademark infringement, copyright infringement, and privacy matters. Various governmental agencies may also assert claims, institute legal actions, inquiries or investigations, or impose obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancellation, refund, or disclosure practices. Defending against lawsuits, inquiries and investigations involves significant expense and diversion of management's attention and resources from other matters. We may not prevail in existing or future claims. The failure to successfully defend against certain types of claims, including claims based on infringement of proprietary rights, could result in significant settlements or require us to change our business practices or obtain licenses from third-parties, which licenses may not be available on acceptable terms, if at all. Lawsuits, inquiries and investigations also involve the risk of significant settlements or judgments against us. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial position, results of operations and cash flows.

Our substantial amount of indebtedness could adversely affect our ability to raise additional capital to fund operations, our flexibility in operating our business and our ability to react to changes in the economy or our industry, and prevent us from satisfying our debt obligations.

        We have a substantial amount of indebtedness which could have important consequences for our business and financial condition. For example:

  •
  if we fail to meet payment obligations or otherwise default under the agreements governing our indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us;

  •
  we will be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions, and other purposes;

  •
  our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions, and other general corporate requirements could be limited;

  •
  the credit agreements impose operating and financial covenants and restrictions on us, including limitations on our ability to use FTD cash flow for the benefit of subsidiaries other than FTD and its subsidiaries, and on our ability to use the cash flow of subsidiaries other than FTD and its subsidiaries for the benefit of FTD and its subsidiaries, and compliance with such covenants and restrictions may adversely affect our ability to adequately finance our operations or capital needs in the future, to pursue attractive business opportunities that may arise in the future, to redeem or repurchase capital stock, to pay dividends, to sell assets, and to make capital expenditures;

  •
  our failure to comply with the covenants in the credit agreements, including failure as a result of events beyond our control, could result in an event of default under the applicable credit agreement (and any other credit agreement which contains a cross-default provision), which could cause all amounts outstanding with respect to that debt to become immediately due and payable and could materially and adversely affect our operating results, financial condition and liquidity;

  •
  we will experience increased vulnerability to, and limited flexibility in planning for, changes to our business and adverse economic and industry conditions;

  •
  our credit ratings could be adversely affected;

  •
  we could be placed at a competitive disadvantage relative to other companies with less indebtedness;

  •
  our ability to apply excess cash flows or proceeds from certain types of securities offerings, asset sales and other transactions to purposes other than the repayment of debt could be limited; and

  •
  the interest rates under the credit agreements will fluctuate and, accordingly, interest expense may increase.

        Under the terms of the credit agreements, we will be permitted to incur additional indebtedness subject to certain conditions, and the risks described above may be increased if we incur additional indebtedness.

        Our credit agreements include guarantees on a joint and several basis by our existing and future, direct and indirect domestic subsidiaries and are secured by first priority security interests in, and mortgages on, substantially all of our direct and indirect subsidiaries' tangible and intangible assets and first priority pledges of all the equity interests owned by us in our existing and future direct and indirect subsidiaries (except with respect to foreign subsidiaries in which case such pledges are limited to 66% of the outstanding capital stock). The occurrence of an event of default under the credit agreements could permit the lenders to terminate the commitments of such lenders to make further extensions of credit under the credit agreements, to call and enforce the guarantees, and to foreclose on the collateral securing such debt.

We may not realize the benefits associated with our assets and may be required to record a significant charge to earnings if we are required to expense certain costs or impair our assets.

        We have capitalized goodwill and other intangible assets in connection with our acquisitions. We evaluate the recoverability of our identifiable intangible assets and other long-lived assets for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. In addition, we perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill or any such assets might be permanently impaired. If our acquisitions are not commercially successful, we would likely be required to record impairment charges which would negatively impact our financial condition and results of operations. We have experienced impairment charges in the past, and we cannot assure you that we will not experience such charges in the future. In addition, from time to time, we record assets on our balance sheet that, due to changes in value or in our strategy, may have to be expensed in future periods. Write-downs or impairments of assets, whether tangible or intangible, could adversely and materially impact our financial condition and results of operations.

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

        We are subject to a variety of international, federal, state and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," user privacy and data protection, and consumer protection. Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. Any changes in such laws and regulations, the enactment of any additional laws or regulations, failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our products and services, our costs, or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

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

We face risks relating to operating and doing business internationally that could adversely affect our business and results of operations.

        Our businesses operate in a number of countries outside the United States. Conducting international operations involves risks and uncertainties, including:

  •
  fluctuations in currency exchange rates;

  •
  potentially adverse tax consequences, including the complexities of foreign value-added taxes and restrictions on the repatriation of earnings;

  •
  increased financial accounting, tax and reporting burdens and complexities;

  •
  disruption of our ongoing business and significant diversion of management attention from day-to-day responsibilities;

  •
  localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;

  •
  lack of familiarity with, and unexpected changes in, foreign regulatory requirements;

  •
  longer accounts receivable payment cycles;

  •
  difficulties in managing and staffing international operations;

  •
  the burdens of complying with a wide variety of foreign laws and legal standards;

  •
  political, social and economic instability abroad, terrorist attacks and security concerns in general; and

  •
  reduced or varied protection for intellectual property rights.

        The occurrence of any one of these risks could negatively affect our international operations, our key business metrics, and our financial results.

Our business could be shut down or severely impacted by a catastrophic event.

        Our business could be materially and adversely affected by a catastrophic event. A disaster such as a fire, earthquake, flood, power loss, terrorism, or other similar event, affecting any of our facilities, data centers or computer systems could result in a significant and extended disruption of our operations and services. Any prolonged disruption of our services due to these or other events would severely impact our business. We do not carry earthquake or flood insurance, and the property, business interruption and other insurance we do carry may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions in our services.

Current economic conditions may have a material and adverse impact on our business, financial condition and results of operations.

        Economic conditions in the United States and the European Union have been deteriorating and may remain depressed for the foreseeable future. Certain of our products and services are discretionary and dependent upon levels of consumer spending. If consumer spending decreases as a result of the current economic conditions, demand for our products and services could be materially and adversely affected. Our advertising revenues may decrease as well if a decrease in consumer spending results in a decrease in spending by advertisers. In addition, certain of our products and services are paid for using a credit card. To the extent economic conditions result in an increase in the number of credit cards which cannot be charged, our business, financial condition, and results of operations could be adversely affected.

        We are exposed to the credit risk of our advertisers and florist members. Adverse economic conditions could result in an increase in this exposure and could cause us to limit the companies with whom we do business due to credit risks. Adverse economic conditions could also adversely impact our key vendors, which could adversely impact our business.

We cannot predict our future capital needs and we may not be able to secure additional financing.

        We may need to raise additional funds in the future to fund our operations, for acquisitions of businesses, services or technologies or for other purposes. Additional financing may not be available in a timely manner, on terms favorable to us, or at all. We incurred substantial indebtedness in connection with the acquisition of FTD. The terms of such indebtedness in addition to the degree to which we are leveraged will adversely affect our ability to obtain additional financing. In addition, the current extreme volatility of, and disruption in, the securities and credit markets may restrict our ability to raise any such additional funds. If adequate funds are not available or not available when required and in sufficient amounts or on acceptable terms, our business and future prospects may suffer.

We may stop paying, or reduce, quarterly cash dividends on our common stock.

        The payment of future dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations and cash flows and such other factors as are deemed relevant by our Board of Directors. The terms of our indebtedness impose limitations on our ability to pay dividends. Commencing with the third quarter of

2008, we have decreased our quarterly cash dividend from $0.20 per share of common stock to $0.10 per share of common stock. Changes in our business needs, including working capital and funding for acquisitions, or a change in tax laws relating to dividends, among other factors, could cause our Board of Directors to decide to cease the payment of, or further reduce, dividends in the future. We cannot assure you that we will not decrease or discontinue quarterly cash dividends, and if we do, our stock price could be negatively impacted.

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

RISKS RELATING TO OUR FTD SEGMENT

Market competition among our existing and potential competitors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        We compete in the market for flowers and, to a lesser degree, specialty gifts, both direct to the consumer and through retail floral locations. Consumers and retail floral locations are our customers. The market for flowers and specialty gifts is highly competitive, and consumers can purchase the products we offer from numerous sources, including traditional florists, grocery chains, specialty gift retailers and direct marketers, including those that use Web sites, toll-free telephone numbers and catalogs. In the U.S., key competitors include 1-800-FLOWERS.COM, Inc., Proflowers.com, owned by Liberty Media Corporation, and Teleflora. International key competitors include Marks & Spencer, Tesco, John Lewis, Teleflorist, and Flowers Direct.

        Competition in our market will likely intensify. In particular, the nature of the Internet as a marketplace facilitates competitive entry and comparative shopping. Some of our existing and potential competitors may have significant competitive advantages over us, including larger customer bases and greater technical expertise, brand recognition or Internet commerce experience. In addition, some of our existing and potential competitors may be able to devote significantly greater resources to marketing campaigns. They also may be able to respond more quickly and effectively than we can to new or changing opportunities, technological developments or customer requirements. We expect competition to continue to increase. Increased competition may result in lower revenues due to price reductions, reduced gross margins and loss of market share. We cannot provide assurance that we will be able to compete successfully or that competitive pressures will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are dependent on third-parties who fulfill orders and deliver goods and services to our customers and their failure to provide our customers with high quality products and customer service may harm our brand and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        We believe that our success in promoting and enhancing our brands depends on our ability to provide our customers high quality products and a high level of customer service. Our business depends, in part, on the ability of our network of independent florist members and third-party suppliers who fulfill our orders to do so at high quality levels. We work with our florist members and third-party suppliers to develop best practices for quality assurance; however, we do not directly control or continuously monitor any florist member or third-party supplier. The failure of our network of florist members or third-party suppliers to fulfill orders to our customers' satisfaction, at an acceptable quality level and within the required timeframe, could adversely impact our brand and cause us to lose customers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        Additionally, because we depend upon third-parties for the delivery of our products to customers, strikes or other service interruptions affecting these shippers could have an adverse effect on our ability to deliver our products on a timely basis. If any of our shippers are unable or unwilling to deliver our products, we would have to engage alternative shippers which could increase our costs. A disruption in any of our shippers' delivery of our products could cause us to lose customers or could increase our costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The success of our business is dependent on our florist members and on the financial performance of the retail floral industry.

        A significant portion of our profitability is dependent on our florist members. We have lost, and may continue to lose, florist members as a result of both our members choosing not to do business with us as well as declines in the number of retail florists as a result of economic factors including competition in the retail floral industry. If we lose key florist members or a significant number of florist members, or if we are not able to maintain or increase revenues from our florist members, our business, financial condition, results of operations and cash flows may be materially and adversely affected.

If the supply of flowers becomes limited, the price of these products could rise or these products may become unavailable, which could result in our not being able to meet consumer demand, which could cause an adverse effect on our business, financial condition, results of operations and cash flows.

        Many factors, such as weather conditions, agricultural limitations and restrictions relating to the management of pests and disease, affect the supply of flowers and the price of our floral products. If the supply of flowers available for sale is limited, the wholesale prices of flowers could rise, which would cause us to increase our prices or reduce our profits and gross margins. An increase in our prices could result in a decline in customer demand for our floral products, which would decrease our revenues.

        Alternatively, we may not be able to obtain high quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternative sources may be of lesser quality and/or may be more expensive than those currently offered by us. A large portion of our supply of flowers is sourced from countries such as Colombia, Ecuador and Holland.

        The availability and price of our products could be affected by a number of other factors affecting suppliers, including:

  •
  severe weather;

  •
  import duties and quotas;

  •
  time-consuming import regulations or controls at airports;

  •
  changes in trading status;

  •
  economic uncertainties and currency fluctuations, including as a result of the recent volatility and disruptions in the credit markets and general economy;

  •
  foreign government regulations and political unrest;

  •
  governmental bans or quarantines; and

  •
  trade restrictions, including U.S. retaliation against foreign trade practices.

Foreign, state and local governments may attempt to impose additional sales and use taxes, value-added taxes or other taxes on our business activities, including our past sales, which could decrease our ability to compete with traditional retailers, reduce our sales, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

        In accordance with current industry practice by domestic floral and specialty gift order gatherers and our interpretation of applicable law, our FTD business collects and remits sales and use taxes on orders that are delivered in states where FTD has a physical presence or other form of jurisdictional nexus, which is a limited number of states. If states successfully challenge this practice and impose sales and use taxes on orders delivered in states where we do not have physical presence, we could incur substantial tax liabilities for past sales and lose future sales as a result of the increased tax cost that would be borne by the customer. In addition, future changes in the operation of our online and telephonic sales channels could result in the imposition of additional sales and use tax obligations. Moreover, a number of states have been considering or instituting policy initiatives, including those regarding nexus by Internet marketers with the states aimed at expanding the reach of existing sales and use tax legislation, that could result in the imposition of additional sales and use taxes on sales over the Internet which, if enacted and legally supported by the courts, could require us to collect additional sales and use taxes.

        Additionally, in accordance with current industry practice by international floral and specialty gift direct marketers and our interpretation of applicable law, we collect and remit value-added taxes on certain consumer orders placed through Interflora. Future changes in the operation of our Interflora business could result in the imposition of additional tax obligations. Moreover, if a foreign taxing authority challenges our current practice or implements new legislative initiatives, additional taxes on consumer sales could be due by us. The imposition of additional tax liability for past or future sales could decrease our ability to compete with traditional retailers, which could have a material adverse effect on our business, financial conditions, results of operations and cash flow.

During peak periods, we utilize temporary employees and outsourced staff, who may not be as well-trained or committed to our customers as our permanent employees, and their failure to provide our customers with high-quality customer service may cause our customers not to return, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        During peak periods, we utilize and rely on a significant number of temporary employees and outsourced staff in addition to our permanent employees, to take orders and respond to customer inquiries. These temporary employees and outsourced staff may not have the same level of commitment to our customers or be as well trained as our permanent employees. In addition, we may not hire enough temporary employees and outsourced staff to adequately handle the increased volume of telephone calls we receive during peak periods. If our customers are dissatisfied with the quality of the customer service they receive, they may not shop with us again, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

RISKS RELATING TO OUR CLASSMATES MEDIA SEGMENT

We expect to face increasing competition that could result in a loss of users and reduced revenues and decreased profitability.

        The market for our social networking services is competitive, and we expect competition to significantly increase in the future. We compete with a wide variety of social networking Web sites, including broad social networking Web sites such as MySpace and Facebook; a number of specialty Web sites, including LinkedIn and Reunion.com, that offer online social networking services based on school or work communities; and an increasing number of schools, employers and associations that maintain their own Internet-based alumni information services. We also compete with a wide variety of Web sites that provide users with alternative networks and ways of locating and interacting with acquaintances from various affiliations, including Web portals such as Yahoo!, MSN and AOL, and online services designed to locate individuals such as White Pages and US Search, and Internet search engines that have the ability to locate individuals, including by finding individuals through their profiles on social networking Web sites.

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

        The market for loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as loyalty marketing programs grow in popularity. We face competition for members from several other online loyalty marketing programs, including Ebates, Upromise, FatWallet, and Inboxdollars. We also face competition from offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies.

        Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales, and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do, offer a wider variety of services, have more compelling Web sites with more extensive user-generated content or offer their services free to their users. If our competitors are more successful than we are in attracting users, our ability to maintain a large and growing user base will be adversely affected. If our social networking competitors provide similar services for free, we may not be able to continue to charge for any of our services. Competition could have a material adverse effect on our subscription revenues from social networking services, as well as on advertising revenues from our social networking and loyalty marketing services. More intense competition could also require us to increase our marketing expenditures. As a result of competition, our revenues and profitability could be adversely affected.

Failure to increase or maintain the number of pay accounts for our social networking services could cause our business and financial results to suffer.

        Pay accounts are critical to our business model. Only a small percentage of users initially registering for our social networking services sign up for a paid subscription at the time of registration. As a result, our ability to generate subscription revenue is highly dependent on our ability to attract users to our Web sites and register them as free members, to encourage them to return to our Web sites, and to convince them to become pay accounts in order to access the pay features of our Web sites. If we are not able to attract users to our Web sites and convert a significant portion to pay accounts, we may not be able to increase or maintain the number of pay accounts for our social networking services and our business and financial results would be adversely affected.

        A number of our social networking pay account subscriptions each month are not renewed or are cancelled, which, for the Classmates Media segment, we refer to as "churn." The level of churn we experience fluctuates from quarter to quarter due to a variety of factors, including our mix of subscription terms, which affects the timing of subscription expirations. We must continually add new social networking pay accounts both to replace pay accounts who churn and to grow our business beyond our current pay account base. We expect that our churn rate will continue to fluctuate from period to period. A significant majority of our pay accounts are on plans that automatically renew at the end of their subscription period and we have received complaints with respect to our renewal policies. Any change in our renewal policies or practices could have a material impact on our churn rate. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could reduce our revenues and adversely affect our financial results.

Failure to increase or maintain the number of members for our social networking and loyalty marketing services or the activity level of these members could cause our business and financial results to suffer.

        The success of our social networking and loyalty marketing services depends upon our ability to increase or maintain our base of free members and the level of activity of those members. A decline in the number of registered or active free social networking members, or a decline in the activity of those members, could result in decreased pay accounts, decreased content on our Web sites and decreased advertising revenues. A decline in the number of registered or active loyalty marketing members could result in decreased advertising revenues. The failure to increase or maintain our base of free members, or the failure to convince our free members to actively participate in our Web sites or services, could have a material adverse effect on our business and our financial results.

Our social networking and loyalty marketing businesses rely heavily on email campaigns, and any disruptions or restrictions on the sending of emails or increase in the associated costs could adversely affect our results of operations.

        Our emails generate the majority of the traffic on our social networking Web sites and are the most important driver of member activity for our loyalty marketing service. A significant number of our social networking and loyalty marketing members elect to opt-out of receiving certain types of emails. Without the ability to email these members, we have very limited means of inducing members to return to our Web sites and utilize our services. An increase in the number of members who opt-out of receiving our emails could adversely affect our business and results of operations.

        Each month, a significant number of email addresses for our social networking and loyalty marketing members become invalid. This disrupts our ability to email these members and prevents social networking members from being able to contact these members, which is a key reason why members use our social networking services. From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our members. Third-parties may also block, impose restrictions on, or start to charge for, the delivery of emails through their email systems. Due to the importance of email to our businesses, any disruption or restriction on the distribution of emails or increase in the associated costs could materially and adversely affect our revenues and profitability.

RISKS RELATING TO OUR COMMUNICATIONS SEGMENT

Our business will suffer if we are unable to compete successfully.

        Our primary Communications service offering is dial-up Internet access, and we compete with other dial-up Internet access providers as well as providers of broadband services. Our key dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers ("ISPs"), such as EarthLink and its PeoplePC subsidiary. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. As a result, dial-up Internet access services are having an increasingly difficult time competing with broadband services and the number of dial-up Internet access accounts in the United States continues to decline. In addition to competition from broadband providers, competition among dial-up Internet access service providers is intense and neither our pricing nor our features provides us with a significant competitive advantage, if any, over certain of our dial-up Internet access competitors. While we also offer broadband services, we do not have a large base of subscribers, do not extensively market our services, and our pricing is not competitive with many other services, particularly those services that are bundled with other services such as phone, data and video services. We expect that competition, particularly with respect to price, both for broadband as well as dial-up Internet access services, will continue, and that our dial-up Internet access subscriber base will continue to decrease, potentially at an increasing rate, and that our broadband services will not experience significant growth.

        In order to compete effectively, we may have to make significant revisions to our services, pricing and marketing strategies, and business model. For example, we may have to lower our introductory rates, offer additional free periods of service, offer additional features at little or no additional cost to the consumer, and reduce the standard pricing of our services. Measures such as these could decrease our revenues and our average revenue per dial-up Internet access pay account. We may also have to allocate more marketing resources toward our dial-up Internet access services than we anticipate. All of the foregoing could adversely affect the profitability of our dial-up Internet access services which could materially and adversely impact our financial position, results of operations and cash flows.

Revenues and profitability of our Communications segment are expected to decrease.

        Most of our Communications revenues and profits come from our dial-up Internet access services. As a result of expected continued decreases in our dial-up Internet access pay accounts and, potentially, the average monthly revenue per pay account, we expect that our Communications services revenues, advertising revenues, and the profitability of this segment will continue to decline over time. The number of dial-up Internet access pay accounts has been adversely impacted by both a decrease in the number of new pay accounts signing up for our services as well as the impact of subscribers cancelling their accounts, which, for the Communications segment, we refer to as churn. Churn has increased from time to time and may increase in the future. The rate of decline in Communications services revenues has accelerated in some periods and may continue to accelerate. We also expect that our Communications advertising revenues will continue to decline. Continued declines, particularly if such declines accelerate, in Communications revenues may materially and adversely impact the profitability of this segment.

Our Internet access business is dependent on the availability of telecommunications services.

        Our Internet access business substantially depends on the availability, capacity, affordability, reliability, and security of our telecommunications networks. Only a limited number of telecommunications providers offer the network and data services we currently require, and we purchase most of our telecommunications services from a few providers. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, some telecommunications providers may cease to offer network services for certain less populated areas, which would reduce the number of providers from which we may purchase services and may entirely eliminate our ability to purchase services for certain areas. If we are unable to maintain, renew or obtain new agreements with telecommunications providers, our business, financial position, results of operations, and cash flows could be materially and adversely affected.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable

(c)       Repurchases

        In May 2001, our Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, our Board of Directors has increased the amount authorized for repurchase under this program and has extended the program. In April 2004, our Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the program, bringing the total amount authorized under the program to $200 million. In January 2008, our Board again further extended the program through December 31, 2008. At September 30, 2008, we had repurchased $139.2 million of our common stock under the program, leaving $60.8 million of authorization remaining under the program.

        Shares withheld upon vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards to pay applicable employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the program. Upon vesting of restricted stock units and restricted stock awards or issuance of stock awards, we currently do not collect the applicable employee withholding taxes from employees. Instead, we automatically withhold, from the restricted stock units and restricted stock awards that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due. We then pay the applicable withholding taxes in cash.

        Common stock repurchases through September 30, 2008 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
2001-2005	10,932	$12.72	10,932	$60,782
February 15, 2006	129	$12.77	—	$60,782
May 15, 2006	26	$11.87	—	$60,782
August 15, 2006	38	$10.92	—	$60,782
November 15, 2006	22	$13.88	—	$60,782
February 15, 2007	194	$13.72	—	$60,782
May 15, 2007	71	$15.89	—	$60,782
August 15, 2007	69	$12.82	—	$60,782
November 15, 2007	56	$16.66	—	$60,782
January 27, 2008	142	$10.71	—	$60,782
February 15, 2008	404	$11.49	—	$60,782
May 15, 2008	81	$11.81	—	$60,782
July 20, 2008	2	$10.45	—	$60,782
July 31, 2008	1	$10.86	—	$60,782
August 15, 2008	104	$11.79	—	$60,782

Total	12,271	$12.70	10,932

ITEM 6.    EXHIBITS

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
2.2	Agreement and Plan of Merger, dated April 30, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated July 16, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	5/12/2008
10.6	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.7	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.8	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
10.9	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.11	FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008	X		000-33367	11/10/2008
10.12	Form of Restricted Stock Unit Issuance Agreement for FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008	X		000-33367	11/10/2008
10.13	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	5/3/2007
10.14	First Amendment to Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.15	Employment Agreement between Classmates Media Corporation and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.16	Employment Agreement between the Registrant and Jeremy E. Helfand		10-Q	000-33367	10/30/2007
10.17	Employment Agreement between the Registrant and Paul E. Jordan		10-Q	000-33367	10/30/2007
10.18	Amended and Restated Employment Agreement between Classmates Online, Inc. and Steven B. McArthur	X		000-33367	11/10/2008
10.19	Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	10/30/2007
10.20	Employment Agreement between the Registrant and Scott H. Ray		10-Q	000-33367	10/30/2007
10.21	Employment Agreement between the Registrant and Gerald J. Popek		10-Q	000-33367	10/30/2007
10.22	Employment Agreement between the Registrant and Robert J. Taragan		10-Q	000-33367	10/30/2007
10.23	Employment Agreement between the Registrant and Matthew J. Wisk		10-Q	000-33367	10/30/2007
10.24	Employment Agreement between FTD Group, Inc. and Robert S. Apatoff	X		000-33367	11/10/2008
10.25	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.26	Commitment Letter, dated April 30, 2008, from Wells Fargo Bank, National Association, to United Online, Inc.		8-K	000-33367	5/6/2008
10.27	Commitment Letter, dated July 2, 2008, from Silicon Valley Bank to United Online, Inc.		8-K	000-33367	7/17/2008

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
10.28	Voting and Support Agreement, dated as of April 30, 2008, by and among Green Equity Investors IV L.P., FTD Co-Investment, LLC and United Online, Inc.		S-4/A	333-151998	7/22/2008
10.29	United Online, Inc. 2008 Management Bonus Plan		10-Q	000-33367	8/8/2008
10.30

Credit Agreement, dated as of August 4, 2008, among UNOLA Corp., the financial institutions party thereto from time to time and Wells Fargo Bank, National Association, as sole lead arranger, sole book manager and administrative agent

			8-K	000-33367	8/8/2008
10.31	Credit Agreement, dated as of August 11, 2008, among United Online, Inc., the lenders party thereto from time to time and Silicon Valley Bank, as administrative agent		8-K	000-33367	8/14/2008
10.32	Form of Indemnification Agreement	X		000-33367	11/10/2008
10.33	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan	X		000-33367	11/10/2008
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/10/2008
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/10/2008
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/10/2008
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/10/2008

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2008	UNITED ONLINE, INC. (Registrant)
	By:	/s/ SCOTT H. RAY Scott H. Ray Executive Vice President and Chief Financial Officer
	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Senior Vice President, Finance, Treasurer and Chief Accounting Officer

 EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
2.2	Agreement and Plan of Merger, dated April 30, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated July 16, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.2	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.4	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.5	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	5/12/2008
10.6	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.7	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.8	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.9	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.10	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
10.11	FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008	X		000-33367	11/10/2008
10.12	Form of Restricted Stock Unit Issuance Agreement for FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008	X		000-33367	11/10/2008
10.13	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	5/3/2007
10.14	First Amendment to Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.15	Employment Agreement between Classmates Media Corporation and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.16	Employment Agreement between the Registrant and Jeremy E. Helfand		10-Q	000-33367	10/30/2007
10.17	Employment Agreement between the Registrant and Paul E. Jordan		10-Q	000-33367	10/30/2007
10.18	Amended and Restated Employment Agreement between Classmates Online, Inc. and Steven B. McArthur	X		000-33367	11/10/2008
10.19	Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	10/30/2007
10.20	Employment Agreement between the Registrant and Scott H. Ray		10-Q	000-33367	10/30/2007
10.21	Employment Agreement between the Registrant and Gerald J. Popek		10-Q	000-33367	10/30/2007
10.22	Employment Agreement between the Registrant and Robert J. Taragan		10-Q	000-33367	10/30/2007
10.23	Employment Agreement between the Registrant and Matthew J. Wisk		10-Q	000-33367	10/30/2007
10.24	Employment Agreement between FTD Group, Inc. and Robert S. Apatoff	X		000-33367	11/10/2008
10.25	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.26	Commitment Letter, dated April 30, 2008, from Wells Fargo Bank, National Association, to United Online, Inc.		8-K	000-33367	5/6/2008
10.27	Commitment Letter, dated July 2, 2008, from Silicon Valley Bank to United Online, Inc.		8-K	000-33367	7/17/2008
10.28	Voting and Support Agreement, dated as of April 30, 2008, by and among Green Equity Investors IV L.P., FTD Co-Investment, LLC and United Online, Inc.		S-4/A	333-151998	7/22/2008

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
10.29	United Online, Inc. 2008 Management Bonus Plan		10-Q	000-33367	8/8/2008
10.30

Credit Agreement, dated as of August 4, 2008, among UNOLA Corp., the financial institutions party thereto from time to time and Wells Fargo Bank, National Association, as sole lead arranger, sole book manager and administrative agent

			8-K	000-33367	8/8/2008
10.31	Credit Agreement, dated as of August 11, 2008, among United Online, Inc., the lenders party thereto from time to time and Silicon Valley Bank, as administrative agent		8-K	000-33367	8/14/2008
10.32	Form of Indemnification Agreement	X		000-33367	11/10/2008
10.33	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan	X		000-33367	11/10/2008
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/10/2008
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/10/2008
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/10/2008
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/10/2008

QuickLinks

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
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX