Form 10-K
period 2008-12-31
UNITED ONLINE INC
filed 2009-02-27
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Act). Yes ☐    No ☒

         At June 30, 2008, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant's common stock on such date reported by The Nasdaq Global Select Market, was $677,644,954 (calculated by excluding shares directly or indirectly held by directors and officers).

         At February 13, 2009, there were a total of 82,148,414 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive proxy statement relating to the 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year.

UNITED ONLINE, INC.

INDEX TO FORM 10-K

For the Year Ended December 31, 2008

        In this document, "United Online," the "Company," "we," "us," and "our" refer to United Online, Inc. and its subsidiaries.

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; segment metrics; operating expenses; market trends, including those in the markets in which we compete; operating and marketing efficiencies; revenues; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; impairment charges; stock-based compensation; restructuring charges; foreign currency exchange rates; our ability to repay indebtedness, pay dividends and invest in initiatives; statements regarding the anticipated impact or benefits associated with the acquisition of FTD Group Inc. and its subsidiaries; our products and services; pricing; competition; and strategies and initiatives. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" and additional factors that accompany their related forward-looking statements in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.    BUSINESS

Overview

        United Online, Inc. is a leading provider of consumer products and services over the Internet through a number of brands including FTD, Interflora, Classmates, MyPoints, NetZero, and Juno. We are a Delaware corporation, headquartered in Woodland Hills, California, that commenced operations in 2001 following the merger of Internet access providers NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno"). Historically, our operations were focused on providing value-priced dial-up Internet access services in the U.S. and Canada. In 2004, our dial-up Internet access revenues began to decline and we began diversifying our business to include other consumer Internet offerings in an effort to provide new growth opportunities for the Company. In November 2004, we acquired Classmates Online, Inc. (together with its subsidiaries, "Classmates Online"), a provider of online social networking services, and in April 2006, we acquired MyPoints.com, Inc. ("MyPoints"), a provider of online loyalty marketing services. In August 2008, we acquired FTD Group, Inc. (together with its subsidiaries, "FTD"), a provider of floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services.

        We report our businesses in three reportable operating segments:

Segment	Products and Services
FTD	Floral and related products and services for consumers, retail florists and other retail locations
Classmates Media	Online social networking and online loyalty marketing
Communications	Internet access, email, Internet security, and Web hosting

        Revenue growth within our Classmates Media segment in recent years, combined with our acquisition of FTD in August 2008, has significantly reduced our exposure to the mature Communications segment that is experiencing declining revenues. Classmates Media segment revenues increased from $139.4 million in 2006 to $193.4 million in 2007 and $230.2 million in 2008, and surpassed Communications segment revenues in the fourth quarter of 2008 for the first time. By comparison, Communications segment revenues declined from $383.2 million in 2006 to $320.1 million in 2007 and $257.4 million in 2008. Expressed as a percentage of consolidated revenues, in the fourth quarter of 2008, the FTD segment, the Classmates Media segment, and the Communications segment accounted for 52.2%, 24.4% and 23.5% of consolidated revenues, respectively.

        We generate revenues from three primary sources:

  •
  Services revenues.  Services revenues within our FTD segment are derived from membership fees, order-related fees and service and subscription fees generated from our florist members. Within our Classmates Media and Communications segments, services revenues are derived from selling subscriptions to consumers who are typically billed in advance on a monthly basis or for the entire subscription term. This enhances our cash flows and the predictability of future revenues.

  •
  Products revenues.  Products revenues in our FTD segment are derived primarily from selling floral and related products to consumers via our Internet Web sites and toll-free telephone numbers and, to a lesser extent, to independent members of the FTD and Interflora florist networks. We generally do not maintain physical inventory or bear the cost of warehousing our consumer products, and we generally receive payment from consumers before paying florists or other third-parties to fulfill product orders.

  •
  Advertising revenues.  Advertising revenues are derived from a wide variety of advertising, marketing and media-related initiatives.

Industry Background

FTD Segment—Floral and Related Products and Services

Consumers

        Floral industry retail purchases (flowers, potted plants and seeds) in the U.S. were approximately $20 billion in 2007, according to the U.S. Department of Commerce. Retail floral purchases in the U.K. (fresh cut flowers and indoor plants) were approximately £2.2 billion, according to Mintel, a market research company. Both the U.S. and U.K. markets are highly fragmented with thousands of floral industry participants. The retail marketplace has evolved considerably in recent years. The following sets forth some of the key market trends:

  •
  The increasing role of nationwide floral marketers, particularly those marketing floral products over the Internet, which has resulted in a growing percentage of floral orders placed through nationwide floral marketers versus traditional retail florists;

  •
  Consumer purchases of "cash and carry" flowers continue to shift purchases away from traditional retail florists to supermarket and mass merchant retail locations;

  •
  The increasing dependence of traditional retail florists on floral network services to provide incoming order volume to offset business lost to the Internet, supermarket and mass merchant channels; and

  •
  The expansion of product offerings by traditional retail florists and nationwide floral marketers to include specialty gift items.

        Nationwide floral marketers, such as FTD and Interflora, attract floral orders from consumers via the Internet and telephone. Nationwide floral marketers typically partner with third-parties to fulfill and deliver their floral product orders, including retail florists and direct ship merchants. The nationwide floral marketer's share of retail floral purchases has expanded due to shifting consumer preferences towards purchasing floral products online and the emergence of prominent brands with national exposure. Growing consumer interest in floral arrangements shipped directly to the consumer via common carrier has also benefited the nationwide floral marketers in recent years.

Florists

        There were approximately 22,000 retail florists in the U.S. in 2004, according to the U.S. Census Bureau. The total number of retail florists has declined in recent years, primarily because fresh flowers have become increasingly available for purchase on the Internet and in other retail channels. Supermarkets, mass merchants and other retailers are becoming increasingly important distribution channels in the floral retail market. During the past several years, these retail locations have increased their presence in the market by adding a variety of floral and related products to their merchandise assortments. The emergence of supermarkets and mass merchants within the floral retail market has led many traditional retail florists to expand their merchandise offerings in recent years to include giftware, indoor plants, outdoor nursery stock and seasonal decorations.

        Floral wire services, which we also refer to as floral networks, are companies that utilize proprietary network communications systems to facilitate the transmission and fulfillment of orders among florists in geographically dispersed locations. Services provided typically include clearinghouse, marketing and other services in support of the floral network. The growth of nationwide floral marketers and the Internet channel has led traditional retail florists to increasingly rely on floral networks to augment their order volumes. Access to incremental consumer orders represents one of the principal benefits a florist receives from membership in a floral network.

        Providers of floral network services typically offer a broad range of services that are designed to promote revenue growth and facilitate the efficient operation of a retail florist's business, including the ability to send, receive and deliver floral orders. Additional products and services offered by providers of floral network services include: point-of-sale technology systems, branding and advertising services, credit card processing services, e-commerce Web sites, and telephone answering and order-taking services. Certain providers of floral network services have recently broadened their focus and developed new products, including branded fresh flowers and in-store floral displays, to appeal to supermarkets and mass merchants which have increased their presence within the retail floral market in recent years.

        Providers of floral network services that have a separate nationwide floral marketing business (such as FTD's and Interflora's consumer operations) which generates a significant flow of consumer floral orders can potentially increase the value of their services by providing a strong flow of consumer orders for fulfillment by florist members.

Classmates Media Segment—Online Social Networking

        Online social networking is rapidly growing and evolving to include a broad spectrum of Web sites and online services. From a category that attracted a relatively small number of users a few years ago, during December 2008, social networking Web sites attracted approximately 705.9 million unique visitors worldwide and an average of 240.4 million daily visitors according to comScore MediaMetrix, an Internet industry research company.

        We believe people have a fundamental drive to connect with others, be part of a community, express themselves and maintain personal relationships. Core, life-long relationships are often based on enduring affiliations related to shared experiences such as family, school, workplace, or military service. People seek to foster these relationships as well as other meaningful affiliations, such as those based on common interests, hobbies and trends.

        Affiliations based on school encompass large numbers of individuals. According to the U.S. Census Bureau, as of 2007, there were approximately 189.0 million high school graduates living in the U.S., and approximately 118.9 million people in the U.S. who had attended college.

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

        Social networking Web sites fulfill a number of different needs, including allowing users to find, connect or reconnect with individuals from their past and interact with new people based on shared interests, experiences, goals, or other criteria. Widespread adoption of broadband Internet access, digital photography and online video has also served as a catalyst for growth in online social networking, facilitating the sharing of content over the Internet. We believe that social networking users frequently choose to participate in, and develop affiliations through, more than one online social networking service. These Web sites and services are used by individuals to, among other things, post content about themselves and to review or comment on the content posted by others. Users of social networking services may interact and communicate through email as well as through a variety of other online forums, including instant messaging, blogging, the posting of pictures and videos, voice chat, and discussion groups. Many social networking services provide users with tools that enable individuals to identify, build and maintain personal networks from their relevant affiliations.

        Many advertisers view social networking Web sites as an attractive marketing medium for their products and services. Most social networking Web sites are free to the user and rely on online advertising to generate revenues. Some social networking Web sites, including our Classmates Web site and our international social networking Web sites, rely primarily on paid subscriptions to generate revenues. While the volume of advertising inventory on social networking sites has increased significantly, certain social networking sites have experienced difficulty monetizing their inventory due to the volume of inventory and other factors.

Classmates Media Segment—Online Loyalty Marketing

        The Internet has been a growing channel for advertising and for consumers to find and purchase goods and services. As a result of both existing activity and expected growth, advertisers continue to seek effective ways to target and reach online consumers.

        Loyalty marketing programs generally are designed to reward consumers with points that accumulate based on their activities and which may be redeemed for products and services from participating vendors. These programs have long been popular with airlines, credit card vendors, hotels, and retailers. According to Aite Group, an independent research and advisory firm, an estimated 84% of credit card purchases in 2007 were made on rewards cards in the U.S., more than double the comparable percentage in 2001, underscoring the growth in popularity of loyalty marketing programs. In recent years, loyalty marketing programs have expanded into a comprehensive direct marketing and targeted advertising strategy. Consumer adoption of loyalty marketing programs, however, has historically been associated with a single type of activity, such as airline, hotel or credit card selection.

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

        In addition, an online loyalty marketing program that has attracted a large, responsive and loyal member base helps to maximize returns on the advertisers' marketing investments. Online loyalty marketing programs that are not explicitly sponsored by a single large consumer brand, such as an airline, hotel chain or department store, appeal to a potentially broader audience because of the breadth of offers and the ability of the consumer to earn rewards quickly and more often.

Communications Segment

        The U.S. consumer Internet access service market has evolved from one where the Internet was accessed primarily through dial-up access to one in which consumers can access the Internet through dial-up or a variety of high-speed, or broadband, connection methods including cable modems, digital subscriber lines ("DSL"), fiber optic, or wireless connections. Consumer adoption of Internet applications, such as music downloads and video that require a broadband connection, has been increasing, while the retail pricing for basic broadband Internet access services has generally been decreasing. In addition, the Internet access market is now relatively mature with the rate of growth in the U.S. Internet population slowing. These factors have led to a significant decrease in dial-up accounts and a significant increase in broadband accounts. It is anticipated that the number of dial-up accounts will continue to decrease.

        Broadband Internet access services, once characterized by high prices and a limited coverage area, are now available to most of the U.S. population at prices that, in some cases, are equivalent to or lower than dial-up Internet access services. However, broadband continues to have a lower penetration in rural areas when compared to urban and suburban areas, and numerous sources suggest that broadband access may not be as available or affordable in rural areas. Many broadband providers, including cable companies such as Comcast and local exchange carriers such as AT&T, bundle their offerings with phone, entertainment or other services, which may result in lower prices than stand-alone services. Pricing in the broadband market varies based on the geographic region and speed of the service, among other factors, with introductory pricing for slower speed services as low as $10 per month in certain areas.

        There are numerous dial-up Internet access providers in the U.S. although a small number of national providers account for a significant majority of the U.S. dial-up market, with AOL being the largest provider of dial-up Internet access services. The dial-up market has historically been divided into premium-priced services and value-priced services although the distinction has become less apparent in recent years as the industry's largest providers of premium-priced Internet access, AOL and EarthLink, now also offer value-priced services, either directly or through related entities. In general, premium-priced services usually incorporate, in addition to Internet access and email, a number of complementary features, while value-priced services incorporate a more limited set of features. The maturity of the dial-up Internet access market has led the largest service providers in the U.S. market, including AOL, EarthLink and United Online, to reduce marketing and investment spending and operate their dial-up businesses primarily for profitability and cash flow contributions.

Segment Services

FTD

        FTD is a leading provider of floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services, in the U.S., Canada, the U.K., and The Republic of Ireland. The business uses the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo. FTD is a nationwide floral marketer, which we refer to as FTD's consumer business, and a provider of floral network services, which we refer to as FTD's florist business. These businesses are complementary, as most floral orders generated by the consumer business are delivered by FTD's network of florist members. FTD does not own or operate any retail locations. For additional information regarding our FTD segment, see Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

        Consumer Businesses.    FTD is an Internet and telephone marketer of flowers and specialty gift items to consumers. FTD operates in the U.S. and Canada, primarily through the www.ftd.com Web site and 1-800-SEND-FTD toll-free telephone number, and in the U.K. and The Republic of Ireland through the www.interflora.co.uk Web site and a toll-free telephone number. While floral arrangements and plants are FTD's primary offerings, FTD also markets and sells other specialty gift items including: gourmet food, holiday gifts, bath and beauty products, jewelry, wine and gift baskets, dried flowers, chocolates, and stuffed animals.

        Consumers place orders at FTD's Web sites or, to a lesser extent, over the telephone. Orders either are transmitted to florists or third-party specialty gift providers for processing and delivery, or are fulfilled by shipment directly to the consumer by our third-party suppliers. The majority of consumer orders are delivered by FTD's network of florist members and the remainder are shipped by third-parties. In general, FTD does not maintain physical inventory or bear the cost of warehousing and distribution facilities. In addition, consumers generally pay for floral and specialty gift orders before FTD pays florists and specialty gift providers to deliver them. Additionally, our members and direct ship partners maintain substantially all floral and specialty gift physical inventory and facilities, and therefore bear the cost of warehousing and distribution. Our distribution networks also allow our consumer businesses to process peak order flow substantially above that of our average daily order flow.

        Florist Businesses.    FTD provides a comprehensive suite of products and services that promote revenue growth and enhance the operating efficiencies of its florist members, including services that enable its members to receive, send and deliver floral orders. FTD provides these services to its network of independent florist members, which includes traditional retail florists as well as other retailers offering floral and related products and services, that are located primarily in the U.S., Canada, the U.K., and The Republic of Ireland. The large network of affiliated FTD and Interflora florist members provides an order fulfillment vehicle for our consumer business and allows FTD to offer same day delivery capability to nearly 100% of U.S., Canadian, U.K., and Irish populations.

        FTD products and services available to its members include: access to the FTD and Interflora brands and the Mercury Man logo, supported by various advertising campaigns; access to the FTD florist network; credit card processing services; e-commerce Web sites; online advertising tools; and telephone answering and order-taking services. FTD also provides point-of-sale and related technology systems that enable its florist members to transmit and receive orders and manage several back office functions of a member's business, including accounting, customer relationship management, direct marketing campaigns, and delivery route management. FTD also acts as a national wholesaler to florist members, providing FTD-branded and non-branded hard goods and cut flowers as well as packaging, promotional products and a wide variety of other floral-related supplies.

        Our strategy for the FTD segment includes the following key elements: attract and retain consumer customers and generate additional order volume through innovative marketing initiatives, including cross-marketing to Classmates, MyPoints, NetZero and Juno members; expand our consumer product offerings; increase the number of florists in our network and expand our suite of florist products and services; and increase our presence in alternative retail channels such as supermarkets.

Classmates Media

        Our Classmates Media services include online social networking under the Classmates brand and online loyalty marketing under the MyPoints brand. Our Classmates Media services also include international social networking under the StayFriends and Trombi brands. For additional information regarding our Classmates Media segment, see Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

  Online Social Networking

        Our social networking Web sites enable users to locate and interact with acquaintances from their past, with school affiliations as the primary focus. Led by our flagship Classmates Web site (www.classmates.com) that serves the U.S. and Canada, our social networking properties comprise a large and diverse population of users, with over 50 million registered accounts at December 31, 2008.

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

        Our social networking members can choose between free membership and a paid subscription offering additional features. Free accounts constitute the vast majority of our social networking accounts. Revenues from our social networking services are derived from subscription fees and advertising fees. We had approximately 4.3 million social networking pay accounts at December 31, 2008. During the quarter ended December 31, 2008, our average monthly revenue per social networking pay account was $2.98 per month.

        Basic Membership.    Basic membership on our Classmates Web site is free and provides members with access to a number of interactive features. Visitors to our Classmates Web site can become free members by completing the registration process and providing their name, year of birth, graduation year (or, in the case of workplace or military affiliations, years at such affiliation), and an email address. Free members are required to affiliate with at least one high school, college, work, or military community. In addition, free members can elect to provide information about their personal interests and post photos.

        Free members have free access to the following primary features:

  •
  Search.  Free members can use our search feature to locate individuals within communities of interest and to browse our member database which is currently differentiated by high school, college, workplace, or military unit. Our school communities are further subdivided into new members, teachers and staff, parents and friends, and missing members.

  •
  Post and view information.  Free members can post information about themselves, including personal profiles, biography information, photos, affiliations, timelines, bulletin board messages, and answers to our multiple choice questions about life, love, family, and hobbies.

  •
  View editorial content.  Free members can view other members' posted information, including personal profiles, biography information, photo albums, affiliations, timelines, bulletin board messages, and answers to our multiple choice questions about life, love, family, and hobbies.

  •
  Email.  Free members have the ability to send double-blind emails (where email addresses are not visible to the email sender or recipient) through our Classmates Web site to other Classmates members and respond to email messages received from our paying subscribers. However, free members are not able to read and respond to emails from other free members.

  •
  Read and post to message boards.  Free members have access to messages posted on our interest group message boards encompassing a range of topics, including college life, fraternities and sororities, sports, politics, travel, hobbies, current events, and family life. Free members are also able to directly post content on the message boards and post pictures in the photo albums devoted to their affiliated communities.

  •
  Newsletter.  Free members can subscribe to our weekly "Connections" newsletter that contains information on the various features available on our Classmates Web site, a listing of new members who joined their communities that week and announcements relating to new content posted by members within their communities.

  •
  Reunions.  Reunions and events can be organized and invitations can be sent through the Classmates Web site. Free members can read posted information regarding reunions and events on our Classmates Web site.

        Gold Membership.    Gold membership on our Classmates Web site is a paid subscription service that provides members with access to all of the features of a free membership as well as the following additional features:

  •
  Digital guestbook.  Our digital guestbook feature alerts a Classmates member when another member visits his or her profile, unless the visiting member chooses not to leave his or her name. However, only a paying member is able to see the name of the member that visited his or her profile.

  •
  Email.  Paying members have the ability to send double-blind emails through our Classmates Web site to other Classmates members and respond to email messages from any other Classmates member, regardless of whether the sender is a free member or a paying subscriber.

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

  •
  Reunions.  Paying members can create events and track RSVPs to reunions, build surveys, exchange party ideas on private message boards, and share pictures in photo albums devoted to the reunion event.

        We continue to develop a number of new free and pay features on our Classmates Web site that we believe will enhance the member experience while providing an additional incentive for our free members to upgrade to a pay account. We expect the features available to free members and paying members to continue to change from time to time.

        Pricing for a Classmates pay account varies by term of membership, with most pay accounts consisting of a three-month subscription for $15.00, or $5.00 per month, a 12-month subscription for $39.00, or $3.25 per month, or a 24-month subscription for $59.00, or $2.46 per month. We expect that the pricing and terms of membership we offer will change from time to time.

        International.    In addition to our flagship Classmates Web site, we operate five international social networking services. We operate StayFriends (www.stayfriends.se) in Sweden, Trombi (www.trombi.com) in France, StayFriends (www.stayfriends.de) in Germany, StayFriends (www.stayfriends.at) in Austria and Klassenfreunde (www.klassenfreunde.ch) in Switzerland. Each service is similar to our Classmates service, although their affiliations are focused only on schools. We offer free and pay accounts on all of our international Web sites, although certain features of our international social networking pay services differ from those of our Classmates pay services and pricing for our international social networking services is lower than for Classmates.

        Our strategy for our online social networking services includes the following key elements: enhance the member experience and engagement on our Web sites, in part by encouraging members to contribute user-generated content that helps to attract additional member visits; expand our member base through a variety of marketing and registration techniques; increase monetization of our social networking Web sites by marketing our pay account services to our free members; increase our advertising revenues; and evaluate further opportunities to expand internationally or through the acquisition of complementary services.

  Online Loyalty Marketing

        MyPoints connects advertisers with our members by allowing members to earn rewards points for engaging in online activities. MyPoints is a free service and users need only provide their name, zip code, gender, date of birth, and an email address to register. Members register to receive direct email marketing and other online loyalty promotions, and earn points for responding to email offers, taking market research surveys, shopping online, and engaging in other online activities. Rewards points are redeemable primarily in the form of third-party gift cards from over 70 merchants, including retailers, theaters, restaurants, airlines, and hotels. Participating merchants include, among others, Amazon.com™, iTunes®, Marriott, Macy's, and Target.

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

        All of our loyalty marketing service revenues are classified as advertising revenues. Advertisers primarily pay us when our emails are transmitted to members, when members respond to emails and when members complete online transactions. During 2008, we marketed the products and services of over 400 advertisers to our MyPoints members.

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

  •
  Newsletters.  We email monthly and other periodic newsletters to our MyPoints members on topics such as books, travel and seasonal themes. Each newsletter features offers from several advertising sponsors.

  •
  Exclusive member offers.  Exclusive member offers, available on our MyPoints Web site, allow advertisers to offer products and services to MyPoints members through our Web site and are regularly promoted to our members via email.

  •
  Web site placements.  We offer sponsorship opportunities on our MyPoints Web site. These advertisements provide an additional form of exposure for advertisers to market their products or services.

        This broad range of media services allows MyPoints to create targeted marketing campaigns for advertisers by selecting from a variety of demographic and behavioral parameters based on the personal interests, purchasing behavior and demographic profiles of our MyPoints members.

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

        Our strategy for our online loyalty marketing service includes the following key elements: enhance the member experience and engagement on our service by developing new features; expand our member base through new marketing techniques and acquisition channels, including cross-marketing our services to Classmates members; and increase monetization by developing additional methods for designing advertising campaigns for our loyalty marketing members that are specifically tailored to an individual's personal interests, purchasing behavior and demographic profile.

Communications

        Our principal Communications pay services are dial-up Internet access and email primarily under the NetZero and Juno brands. We also offer broadband services, Internet security services, Web hosting services and premium email. In total, we had 1.7 million Communications pay accounts at December 31, 2008, of which 1.3 million were dial-up Internet access accounts. Most of our Communications revenues are derived from dial-up Internet access accounts. For additional information regarding our Communications segment, see Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Internet Access Services

        Our Internet access services consist of dial-up and, to a much lesser extent, broadband services.

        Our dial-up Internet access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up Internet access services include Internet access and an email account, although we also offer an enhanced email service as a stand-alone pay service. In addition, we offer accelerated dial-up Internet access services which can significantly reduce the time for certain Web pages to download when compared to our basic dial-up Internet access services. Our accelerated dial-up Internet access services are also bundled with additional benefits including pop-up blocking, antivirus software and enhanced email storage. Our dial-up Internet access services are available in more than 11,000 cities across the U.S. and Canada. In general, monthly pricing for our dial-up Internet access services generally ranges from $9.95 for basic services to $14.95 for our bundled services.

        Our broadband Internet access services consist of DSL services that we purchase from third-parties and resell under our own brands. These services are primarily used as a means to retain users who are leaving our dial-up services and we have not marketed our broadband services to the general public. We have experienced limited adoption of our broadband services and these services have not been profitable. In general, monthly pricing for our broadband Internet access services ranges from $12.95 to $34.95, although we anticipate that our pricing may change and fluctuate based on connection speed and geographic region.

        Our primary strategy for the Communications segment is to manage our dial-up business for profitability and cash flows. In certain instances, we seek to extend the business life cycle and cash flows generated by our dial-up Internet access subscribers by offering them a broadband alternative to their dial-up service.

Sources of Revenue

        We generate revenue from the sale of products, services and online advertising.

Products Revenues

        Products revenues consist of the FTD segment's merchandise revenue and related shipping and service fees for consumer orders, as well as revenues generated from the sale of containers, software and hardware systems, cut flowers, packaging and promotional products and a wide variety of other floral-related supplies to florist members. We do not generate products revenues from our Classmates Media segment or our Communications segment.

Services Revenues

FTD

        FTD services revenues consist of fees charged to florist members for access to the FTD and Interflora brands and the Mercury Man logo, access to the florist network, credit card processing services, e-commerce Web sites, online advertising tools, and telephone answering and order-taking services.

Classmates Media and Communications

        Classmates Media services revenues consist of amounts charged to pay accounts for social networking services. Communications services revenues consist of amounts charged to pay accounts for Internet access, Web hosting, email, Internet security, and other services, with substantially all of such revenues associated with Internet access. Our Classmates Media and Communications services revenues are primarily dependent on two factors: the average number of pay accounts for a period and the average monthly revenue per pay account ("ARPU"). The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period.

        In general, we charge our pay accounts in advance of providing a service, which results in the deferral of services revenue to the period in which the services are provided. We have offered, and may offer in the future, a variety of price points, subscription periods, discounts, and promotions, both in connection with offers extended to some of our existing accounts and through external marketing channels. Changes in our offers can have a significant impact on ARPU, profitability, pay account acquisition metrics, conversion rates of free accounts to pay accounts, and retention rates.

Advertising Revenues

        We provide advertising solutions to marketers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities across our various properties. We also use targeting technologies, Web site sponsorships and Web site integrations in order to provide effective solutions.

FTD

        Advertising revenues consist primarily of post-transaction sales that are generated when FTD and Interflora consumers are provided third-party offers after completing a purchase on the www.ftd.com and www.Interflora.co.uk Web sites.

Classmates Media

        Our social networking services generate advertising revenues primarily from post-transaction sales and display advertisements. Advertising inventory on our social networking Web sites includes text and graphic placements on the user home page, profile page, class list page, and most other pages on our Web sites. We are able to target the advertising delivered to most of our members based on a wide variety of factors, including age, gender, demographic data, affiliations, profile data, and zip code. Post-transaction sales are generated when a Classmates pay account is provided third-party offers at the end of the pay account registration process. We also sell a portion of our advertising inventory through third-party advertising resellers.

        Our loyalty marketing service revenues are derived from advertising fees, consisting primarily of fees generated when emails are transmitted to members, when members respond to emails, when members complete online transactions, and when members engage in a variety of other activities including games, Internet searches and market surveys. We sell marketing solutions to advertisers with both brand and direct response objectives through a full suite of display, email and other advertising opportunities. We also use targeting technologies and Web site integrations in order to provide effective solutions for advertisers.

Communications

        Our Communications services generate advertising revenues from search placements, display advertisements and online market research. Substantially all of our Communications advertising revenues are generated from our Internet access services. We host and customize the initial Web site displayed to users of our Internet access services. This Web site, or "start page," displays sponsored links to a variety of content, products and services, including Internet search. We also display a toolbar on Internet access users' screens throughout their online access sessions that is generally visible regardless of the particular Web site they visit. The toolbar contains Internet search functionality and a variety of buttons, icons and drop-down menus. A variety of advertising opportunities also exist through our email platforms, including display advertising on the main pages and within emails.

Sales and Marketing

FTD

        Our marketing efforts within the FTD segment are primarily focused on attracting orders from new and existing consumer customers; marketing our services to members of our florist network; attracting new members to our florist network; and marketing our services to alternative channels such as supermarkets. We also engage in a variety of activities to build and enhance the FTD and Interflora brands.

        Our marketing efforts for our consumer business include: online advertising, primarily related to search engine marketing; co-marketing and affiliate partnerships with retailers and loyalty programs such as airlines, credit card companies and hotel chains; database marketing to existing consumer customers featuring timely email promotions; direct mail and other forms of print advertising; an email-based reminder service that provides consumers with personalized reminders of occasions such as birthdays, anniversaries and key gift-giving holidays; radio advertising; cross-marketing to the large base of consumers registered to United Online services, including Classmates, MyPoints, NetZero, and Juno; and search engine optimization.

        Our marketing efforts for our florist business include: member appreciation and training events for FTD and Interflora florist members; sponsoring and participating in floral and retail industry trade shows; and offline media campaigns. In addition, many of our marketing efforts for our consumer business are also designed to enhance the businesses of our florist members. By enhancing the FTD and Interflora brands, we increase the possibility that a consumer will place an order directly with one of our florist members who are able to market themselves as part of the FTD and Interflora florist networks. FTD also employs a dedicated sales force to market our products and services to our florist members and to encourage florists to become members of our network.

Classmates Media

        Our marketing efforts for social networking have been comprised almost entirely of Internet advertising designed to increase our free member base, with most payments to the advertiser made on a per-free member acquisition basis. After we acquire a free member, we seek to upsell our pay services to the free member. We have also increased the number of social networking members that have signed up for our free services organically (without incurring online advertising expenditures to attract them) in recent years, primarily through enhancements to our Web sites to improve search engine optimization and, to a lesser extent, through an increasing base of referrals from existing social networking members. Our marketing efforts to obtain members for our loyalty marketing service are primarily based on co-registration with other third-party services.

Communications

        Our Communications segment's marketing efforts are focused primarily on attracting pay accounts, primarily dial-up Internet access accounts, building our NetZero brand, and cross-selling existing and new services to existing accounts. These marketing efforts include distribution arrangements with retailers and personal computer manufacturers; advertising on the Internet, television and radio; direct marketing campaigns; and sponsorships. These activities are designed to drive prospective accounts to call our toll-free telephone numbers to purchase our services, or to visit our main Web sites and download our software. In most distribution arrangements, we pay a per-pay account acquisition fee.

Sales of Advertising Inventory

        We have internal sales organizations dedicated to selling our Internet advertising products and services. One organization is dedicated to our loyalty marketing service, and the other organization is dedicated to our Communications and Classmates Online properties. These groups work with internal media operations personnel dedicated to serving and monitoring the performance of our advertising initiatives. While we derive a significant portion of our advertising revenues from transactions entered into directly with advertisers and their agencies, particularly within our loyalty marketing service, we also sell a portion of our advertising inventory through third-party advertising resellers.

Competition

        The industries in which we offer products and services are highly competitive. A summary of competitive factors is set forth below and in "Risk Factors," which appears in Item 1A of this Annual Report on Form 10-K.

Floral and Related Products and Services

        We compete in the market for flowers and, to a lesser degree, specialty gifts. In the consumer market, consumers are our customers for direct sales of floral and specialty gifts through our Web sites and toll-free telephone numbers. In the floral services market, retail florists are our customers for memberships and subscriptions to our various floral network services, including access to the FTD and Interflora brands and the Mercury Man logo, access to the florist network, credit card processing services, e-commerce Web sites, online advertising tools, and telephone answering and order-taking services.

        The consumer market for flowers and specialty gifts is highly competitive, and consumers can purchase the products we offer from numerous sources, including traditional retail florists, supermarkets, specialty gift retailers and large nationwide floral marketers, such as those that use Web sites, toll-free telephone numbers and catalogs. We believe the primary competitive factors in the consumer market are price, quality of products, selection, customer service, ordering convenience, and strength of brand. The floral network services market is highly competitive as well, and retail florists may choose from a few floral service providers that offer similar products and services. We believe the primary competitive factors in this market are price, customer service, services offered, strength of brand, order volume, number of florists in the network, and fulfillment capabilities. In the U.S., our key competitors in the consumer market include 1-800-FLOWERS.COM, Inc. and Proflowers.com, and our key competitors in the floral services market include Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM. International key competitors include Marks & Spencer, NEXT, John Lewis, Teleflorist, and Flowers Direct. Although we believe that we compete favorably with respect to many competitive factors, certain of our competitors have an advantage over us with respect to certain factors.

        We believe competition in the consumer market will likely intensify. Supermarkets and nationwide floral marketers have been gaining market share over retail florists as consumers continue to shift more of their floral purchases to these channels. We expect the sales volumes at supermarkets and other mass market retailers to continue to increase, and other nationwide floral marketers will continue to increase their competition with us. In particular, the nature of the Internet as a marketplace facilitates competitive entry and comparative shopping, and we have experienced increased competition based on price. Some of our competitors may have significant competitive advantages over us, may devote significantly greater resources to marketing campaigns or other aspects of their business or may respond more quickly and effectively than we can to new or changing opportunities or customer requirements.

        We expect competition in the floral network services market to continue to increase as well. We believe we will continue to experience increasing competition from the other floral network services providers. In addition, we expect our customers, the retail florists, likely will continue to lose sales to supermarkets and other nationwide floral marketers, which likely will result in a continuing decrease in their revenues and in the number of retail florists. As the number of retail florists and their revenues decrease, competition for the remaining retail florists and their business will intensify.

        Increased competition in the consumer market or the floral network services market may result in lower revenues, reduced gross margins, loss of market share, and increased marketing expenditures.

Online Social Networking

        The social networking market is highly competitive and is characterized by numerous companies offering varying online services. This market is rapidly evolving to respond to growing consumer demand for compelling social networking services and functionality. As this market continues to evolve, we believe that demand will be met by a number of large social networking companies. In addition, we believe a large number of social networking users generally will register with and frequent more than one social networking service. We believe the factors that drive long-term success are the ability to build a large and active user base and the ability to monetize that user base through subscriptions or advertising. We believe the principal competitive factors in this market are the size of the user base, volume and quality of user-generated content, price of the service, and the scope and quality of features. We believe that we compete favorably in each of these areas, although certain of our competitors have an advantage over us in some or all of these areas.

        Our social networking services compete with a wide variety of social networking Web sites, including broad social networking Web sites such as Facebook and MySpace; a number of specialty Web sites, including LinkedIn and Reunion.com, that offer online social networking services based on school or work communities; and schools, employers and associations that maintain their own Internet-based alumni information services. We also compete with a wide variety of Web sites that provide users with alternative networks and ways of locating and interacting with acquaintances from various affiliations, including Web portals such as Yahoo!, MSN and AOL, online services designed to locate individuals such as White Pages and US Search, and Internet search engines that have the ability to locate individuals, including by finding individuals through their profiles on social networking Web sites. We believe that there are currently only a small number of competitive online social networking services that are focused specifically on our niche of the market, which is to help people find and reconnect with enduring relationships from school. As a result of the growth of the social networking market and minimal barriers to entry, a number of companies have entered or are attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. In addition, many existing social networking services are broadening their service offerings to compete with our services. As we evolve our services and provide more opportunities for our members to meet new people with similar interests or affiliations, we may compete with the increasing number of social networking Web sites for special niches and areas of interest.

Online Loyalty Marketing

        The market for loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as loyalty marketing programs grow in popularity. Our MyPoints loyalty marketing business faces competition for members from several other online loyalty marketing programs. We also face competition from offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies. We believe the primary competitive factors in the online loyalty marketing industry are the number, type and popularity of the participating merchants, the attractiveness of the rewards offered, the number of points awarded for various actions, the ease and speed of earning rewards, and the ability to offer members a robust, user-friendly shopping experience. We believe that we compete favorably in each of these areas, although certain of our competitors have an advantage over us in some or all of these areas, and that the time, effort and expenses required to successfully develop certain of these areas serve as effective barriers to entry.

Internet Access Services

        We compete with numerous other dial-up Internet access providers as well as providers of broadband services. Our key dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. We believe the primary competitive factors in the Internet access industry are price, speed, features, coverage area, scope of services, and quality of service. While we believe our dial-up Internet access services compete favorably based on these factors when compared to many dial-up Internet access services, we are at a competitive disadvantage relative to some or all of these factors with respect to the services of some of our competitors. Our dial-up Internet access services do not compete favorably with broadband services with respect to speed.

Seasonality and Cyclicality

        Revenues and operating results from our FTD segment typically exhibit seasonality. Revenue and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine's Day, Mother's Day, Christmas, Easter, and Thanksgiving, fall within that quarter. In addition, depending on the year, Easter and the U.K. Mother's Day sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30. As a result of these seasonal variations, we believe that comparisons of the FTD segment's revenues and operating results for any period with those of the immediately preceding period, or in some instances, the same period of the preceding fiscal year, may be of limited relevance in evaluating its historical performance and predicting its future financial performance. Our working capital, cash and short-term borrowings may also fluctuate during the year as a result of the factors described above.

        Loyalty marketing advertising revenues tend to be higher in the quarter ending December 31 when compared to other quarters. Our Internet access services have typically experienced a lower rate of new registrations during the quarter ending June 30 when compared to other quarters. Seasonality does not have a material impact on our social networking. There can be no assurance that these seasonal trends will continue in the future.

Billing

        Orders placed through FTD's consumer Web sites or toll free telephone numbers typically are paid for using a credit card or a debit card; therefore, consumers generally pay for floral and specialty gift orders before FTD pays florists and specialty gift providers to deliver them. FTD's florist members are generally billed for products and services and are billed or credited for net order activity on a monthly basis.

        The vast majority of our pay accounts pay us in advance with a credit card. Other payment options for some of our pay services include automated clearinghouse ("ACH"), personal check or money order, or via a customer's local telephone bill. Pay Internet access accounts that elect to pay with a personal check or money order are not provisioned until their payment is received and they are required to subscribe for one of our prepaid multi-month billing plans.

        We utilize a combination of third-party and internally-developed software applications for customer billing. Customer billing is a complex process and our billing systems must efficiently interface with third-parties' systems, such as our credit card, ACH and telephone bill processors' systems. Our ability to accurately and efficiently bill and collect payment from our members is dependent on the successful operation of our billing systems and various third-party processors. In addition, our ability to offer new pay services or alternative payment plans is dependent on our ability to customize our billing systems.

Customer Support and Retention

        We believe reliable customer service and technical support are important to retaining our customers. Our businesses generally offer a variety of online and offline tools designed to provide solutions and answers to frequently asked questions. These tools are also designed to assist our customers in verifying and updating their account information. In addition, we offer traditional email support and certain of our services provide live telephone support as well.

        Our customer relationship management and support infrastructure includes employees at our facilities in Hyderabad, India; Woodland Hills, California; Fort Lee, New Jersey; Seattle, Washington; San Francisco, California; Downers Grove, Illinois; Centerbrook, Connecticut; Medford, Oregon; Sherwood, Arkansas; Sleaford, England; and Nottingham, England. We also outsource substantially all of our telephone support and some of our email support for our Classmates Media and Communications services to a third-party. We monitor the effectiveness of our customer support functions and measure performance metrics such as average hold time and first call resolution and abandonment rates. Communications with our customers are logged and categorized to enable us to recognize and act on trends. An internal quality assurance team monitors the performance of our customer support vendor and provides feedback to improve their skills and establish consistency throughout our customer support functions.

Technology

        Each of our services, including our floral network services, our social networking services, our loyalty marketing services, and our Internet access services, operates on a separate and distinct technology platform. Each of our services is generally provided through a combination of internally-developed and third-party software, industry standard hardware and outsourced network services. We have developed software to enhance the functionality of certain components of our services, including connectivity, Web services, billing, email, customer support, customer loyalty applications, and targeted advertising. We have also internally-developed order processing, order fulfillment and customer service systems which provide communication to our florist members and third-party suppliers. We maintain data centers in multiple locations around the country with, in many cases, redundant systems to provide high levels of service availability and connectivity. FTD's data center is maintained at its headquarters in Downers Grove, Illinois. We host the majority of our other data center services in third-party co-location facilities and outsource all of our bandwidth and managed modem services. We also utilize a third-party to develop, host and maintain FTD's consumer Web sites, and this third-party hosts these Web sites at several co-location facilities.

        We license from third-parties a number of our software applications and components, including applications for our billing, customer support, advertising and database systems, our client and server applications, and portions of our dial-up Internet access accelerator services. These licenses generally have terms ranging from several years to perpetual.

Government Regulations

        We are subject to a number of international, federal, state and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, user privacy, data protection, and consumer protection. In addition, proposed laws and regulations relating to the foregoing are being debated and considered for adoption in the U.S. and other countries, and such legislation could be passed in the future. For additional information, see "Risk Factors," which appears in Item 1A of this Annual Report on Form 10-K.

Proprietary Rights

        Our trade names, trademarks, service marks, patents, copyrights, domain names, and trade secrets are important to the success of our business. In particular, we view our primary trademarks as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, and contract laws to protect our proprietary rights. We also license some of our intellectual property rights, including the Mercury Man logo, to third-parties. We continuously assess whether to seek patent and other intellectual property protections for those aspects of our business and technology that we believe constitute innovations providing competitive advantages. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and distribution of, our technologies, documentation and other proprietary information. We consider our United Online, FTD, Interflora, Classmates, NetZero, Juno, and MyPoints trademarks to be very valuable assets, and these trademarks have been registered in the U.S. and, in certain cases, in other countries as well.

International Operations

        We have international operations in the U.K., India and Germany. Our operations in the U.K. provide floral and related products and services to consumers and retail florists in the U.K. and The Republic of Ireland. Our operations in India primarily handle email customer support, product development and quality assurance for our Classmates Media and Communications businesses. Our operations in Germany provide social networking services in Sweden, Germany, France, Austria, and Switzerland. We also operate in Canada through our network of independent florist members. We do not generate revenues directly from our operations in India. International revenues totaled $66.6 million, $7.3 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Revenues from our operations in the U.K. and The Republic of Ireland totaled $47.9 million for the year ended December 31, 2008. For information regarding risks associated with our international operations, see "Risk Factors," which appears in Item 1A of this Annual Report on Form 10-K. For information regarding long-lived assets, see Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

        At February 13, 2009, we had 1,986 employees, 1,469 of which were located in the U.S., 272 of which were located in Europe, and 245 of which were located in Hyderabad, India. None of these employees are subject to a collective bargaining agreement, and we consider our relationships with our employees to be good.

Executive Officers

        See Part III, Item 10 "Directors, Executive Officers and Corporate Governance" of this Annual Report on Form 10-K for information about executive officers of the Registrant.

Available Information

        Our corporate Web site is www.unitedonline.com. On this Web site, we make available, free of charge, our annual, quarterly and current reports (including all amendments to such reports), changes in the stock ownership of our directors and executive officers, our code of ethics, and other documents filed with, or furnished to, the Securities and Exchange Commission ("SEC"), as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC.

        The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding our Company that we file electronically with the SEC at www.sec.gov.

        By referring to our Web sites, including www.unitedonline.com, www.ftd.com, www.interflora.co.uk, www.classmates.com, www.stayfriends.se, www.stayfriends.de, www.stayfriends.at, www.trombi.com, www.klassenfreunde.ch, and www.mypoints.com, we do not incorporate these Web sites or their contents into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

RISKS RELATING TO OUR BUSINESS GENERALLY

Current economic conditions may have a material and adverse impact on our business, financial condition and results of operations.

        Economic conditions in the United States and the European Union have been deteriorating, may continue to deteriorate and may remain depressed for the foreseeable future. Our products and services are discretionary and dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to the general economic climate, the consumers' level of disposable income, consumer debt, and overall consumer confidence. The current economic conditions have impacted certain aspects of our businesses in a number of ways including reduced demand, more aggressive pricing by our competitors, decreased spending by advertisers, increased credit risks, increased credit card failures, loss of customers and discounted prices for certain of our products and services, and it is likely that these and other factors will continue to adversely impact our businesses, at least in the near term. The current economic conditions may also adversely impact our key vendors. The deteriorating economic conditions and decreased consumer spending are likely to result, and in certain cases, have resulted, in a variety of negative effects such as reduction in revenues, increased costs, lower gross margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, and recognition of impairments of assets, including goodwill and other intangible assets. Any of the above factors could have a material adverse effect on our business, financial condition and results of operations, particularly with respect to our FTD segment.

Our business is subject to fluctuations.

        Our results of operations and changes in our key business metrics from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. Each of the risk factors discussed in this Item 1A and the other factors described elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC may affect us from period to period and may affect our long-term performance. As a result, you should not rely on period-to-period comparisons as an indication of our future or long-term performance. In addition, these factors and the continuing decline in economic conditions create difficulties with respect to our ability to forecast our financial performance and business metrics accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and business metrics. We cannot assure you that we will achieve the expectations or projections made by our management or by the financial analysts. In the event we do not achieve such expectations or projections, our financial results and the price of our common stock could be adversely affected.

Changes in exchange rates could adversely affect our operating results.

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound, the Euro, and the Indian Rupee. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar reported revenues and expenses depending on the trend in currency. Certain of our key business metrics, such as the FTD segment's average order value, are similarly affected by such currency fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar, and we do not currently hedge foreign currency translation risk. Recently, the U.S. Dollar increased in value compared to the British Pound, which has had an adverse effect on the FTD segment's operating results for the period from August 26, 2008 (date of acquisition) through December 31, 2008, and will continue to adversely affect the FTD segment's operating results, at least in the near term. We cannot accurately predict the impact of future exchange rate fluctuations on our operating results, and such fluctuations could adversely affect our operating results.

We may be unable to maintain or grow our advertising revenues. Reduced advertising revenues may reduce our profits.

        Advertising revenues are a key component of our revenues and profitability. In particular, we derive significant profits from post-transaction sales and search, and any termination, change or decrease in revenues from these sources could have a material impact on our profitability. Our revenues from advertising have in the past fluctuated, and may in the future fluctuate, due to a variety of factors including, without limitation, changes in the economy, advertisers' budgeting and buying patterns, the effect of key advertising relationships, competition, changes in our business models, changes in the online advertising market, changes in our advertising inventory, and changes in usage. Post-transaction sales are also dependent on the number of consumers purchasing our products and services. We expect our advertising revenues in our Communications segment to continue to decline as a result of the decrease in our dial-up Internet access accounts. Decreases in advertising revenues are likely to adversely impact our profitability.

Our marketing efforts may not be successful, which could increase our costs and adversely impact our key metrics.

        We spend significant resources marketing our brands, products and services. We rely on relationships with a wide variety of third-parties, including Internet search providers, Internet advertising networks, co-registration partners, retailers, distributers and direct marketers, to promote or distribute our products and services. In addition, one of our strategies is to cross market our various products and services to our existing customer base. If our marketing, including cross marketing, activities are inefficient or unsuccessful, or if important third-party relationships become more expensive or unavailable, our key metrics and financial results could be materially and adversely impacted.

Significant problems with our key systems or those of our third-party vendors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        The systems underlying the operations of each of our business segments are complex and diverse, and must efficiently integrate with third-party systems, such as credit card processors. Key systems include, without limitation, billing; Web site and database management; order acceptance, fulfillment and processing including the system for transmitting orders through florist members; customer support; telecommunications network management; advertisement serving and management systems; and internal financial systems. Some of these systems, such as customer support and FTD's Web site, are outsourced to third-parties, and other systems, such as FTD's florist fulfillment system, are not redundant. We have experienced systems problems in the past, and we or these third-parties may experience problems in the future. In addition, if these third-parties face financial or other difficulties, our business could be adversely impacted. Any significant errors, failures, interruptions, delays, or other problems with our systems or our third-party vendors or their systems could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        In addition, our Classmates Media and Communications businesses outsource a majority of their live technical and billing support functions. These businesses rely on one customer support vendor, and we maintain only a small number of internal customer support personnel for these businesses. We are not equipped to provide the necessary range of customer support functions in the event that this vendor becomes unable or unwilling to provide these services to us.

Our failure to protect our proprietary rights could harm our business.

        Our trade names, trademarks, service marks, patents, copyrights, domain names, and trade secrets are important to the success of our business. In particular, we view our primary trademarks as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, and contract laws to protect our proprietary rights, all of which provide only limited protection. We also license some of our intellectual property rights, including the Mercury Man logo, to third-parties. The steps we and such third-parties have taken to protect our proprietary rights may not be adequate, and other third-parties may infringe or misappropriate our proprietary rights. The protection of our proprietary rights may require the expenditure of significant financial and internal resources. We cannot assure you that we have taken adequate steps to prevent misappropriation of our proprietary rights. Our failure to adequately protect our proprietary rights could adversely affect our brands and could harm our business.

We may be unsuccessful at acquiring additional businesses, services or technologies. Even if we complete an acquisition (such as our recent acquisition of FTD), it may not improve our results of operations and may adversely impact our business and financial condition.

        One of our strategic objectives is to acquire businesses, services or technologies that will provide us with an opportunity to diversify the products and services we offer, leverage our assets and core competencies, or expand our geographic reach, or that otherwise may be complementary to our existing businesses. We completed the acquisition of FTD in August 2008, and we may acquire additional businesses, services or technologies in the future. However, acquiring companies is a difficult process with many factors outside of our control. In addition, our credit agreements impose certain restrictions on our ability to complete acquisitions and there is no assurance that we will be successful in completing additional acquisitions.

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

  •
  acquisition financings that involve the issuance of potentially dilutive equity or the incurrence of debt;

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

  •
  difficulty assimilating and retaining management and employees of the acquired business;

  •
  potential impairment of relationships with users, customers or vendors as a result of changes in management of the acquired business;

  •
  potentially dilutive issuance of equity, large write-offs either at the time of the acquisition or in the future, the incurrence of restructuring charges, the incurrence of debt, the amortization of identifiable intangible assets, and the impairment of amounts capitalized as goodwill and other intangible assets; and

  •
  lack of, or inadequate, controls, policies and procedures appropriate for a public company, and the time, cost and difficulties related to the implementation of such controls, policies and procedures or the remediation of any deficiencies.

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

        We are currently, and have been in the past, party to various legal actions. These actions may include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third-party patents, claims involving unfair competition, claims in connection with employment practices, securities laws claims, breach of contract claims, and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims including, without limitation, claims for defamation, negligence, trademark and copyright infringement, and privacy and security matters. Various governmental agencies have in the past, and may in the future, assert claims, institute legal actions, inquiries or investigations, or impose obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancellation, refund, or disclosure practices. Defending against lawsuits, inquiries and investigations involves significant expense and diversion of management's attention and resources from other matters. We may not prevail in existing or future claims. The failure to successfully defend against certain types of claims, including claims relating to our business practices or alleging infringement of proprietary rights, could result in significant judgments, settlements or require us to change our business practices. Infringement claims may also result in our being required to obtain licenses from third-parties, which licenses may not be available on acceptable terms, if at all. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial position, results of operations, and cash flows.

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

  •
  the credit agreements impose operating and financial covenants and restrictions on us, including limitations on our ability to use FTD cash flow for the benefit of subsidiaries other than FTD, and on our ability to use the cash flow of subsidiaries other than FTD for the benefit of FTD, and compliance with such covenants and restrictions may adversely affect our ability to adequately finance our operations or capital needs in the future, to pursue attractive business opportunities that may arise in the future, to redeem or repurchase capital stock, to pay dividends, to sell assets, and to make capital expenditures;

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

        We have capitalized goodwill and identifiable intangible assets in connection with our acquisitions. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill or any such assets might be permanently impaired. If our acquisitions are not commercially successful, we would likely be required to record impairment charges which would negatively impact our financial condition and results of operations. We have experienced impairment charges in the past, and in the fourth quarter of 2008, we recorded material impairment charges related to our FTD segment's goodwill and indefinite-lived intangible assets. Given the current economic environment and the uncertainties regarding the impact on the our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or growth rates of certain reporting units are not achieved, we may be required to record additional impairment charges in future periods. In addition, from time to time, we record assets on our balance sheet that, due to changes in value or in our strategy, may have to be expensed in future periods. Write-downs or impairments of assets, whether tangible or intangible, could adversely and materially impact our financial condition and results of operations.

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

        We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, user privacy and data protection, and consumer protection. Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. Any changes in such laws and regulations, the enactment of any additional laws or regulations, failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our products and services, our costs, or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

        The FTC and certain state agencies have investigated Internet companies, including us, in connection with consumer protection and privacy matters. Federal, state and foreign governments have also enacted consumer protection laws, including laws protecting the privacy of consumers' nonpublic personal information. Our failure to comply with existing laws, including those of foreign countries in which we operate, the adoption of new laws or regulations or changes in enforcement policies and procedures could increase the costs of operating our business. To the extent that our services and business practices change as a result of changes in regulations or claims or actions by governmental agencies, such as the FTC, or claims or actions by private parties, our business, financial position, results of operations, and cash flows could be materially and adversely affected.

We face risks relating to operating and doing business internationally that could adversely affect our business and results of operations.

        Our businesses operate in a number of countries outside the U.S. Conducting international operations involves risks and uncertainties, including:

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

        We may need to raise additional funds in the future to fund our operations, for acquisitions of businesses, services or technologies or for other purposes. Additional financing may not be available in a timely manner, on terms favorable to us, or at all. We incurred substantial indebtedness, in connection with the acquisition of FTD. The terms of such indebtedness in addition to the degree to which we are leveraged, will adversely affect our ability to obtain additional financing. In addition, the current extreme volatility of, and disruption in, the securities and credit markets may restrict our ability to raise any such additional funds. If adequate funds are not available or not available when required and in sufficient amounts or on acceptable terms, our business and future prospects may suffer.

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

        The market price of our common stock has fluctuated significantly and it may continue to be volatile with extreme trading volume fluctuations. In addition, The Nasdaq Global Select Market, where most publicly-held Internet companies are traded, has experienced substantial price and trading volume fluctuations. The broad market and industry factors that influence or affect such fluctuations may harm the market price of our common stock, regardless of our actual operating performance. As a result of these or other reasons, we have experienced and may continue to experience significant declines in the market price of our common stock.

ADDITIONAL RISKS RELATING TO OUR FTD SEGMENT

Competition could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        We compete in the market for flowers and, to a lesser degree, specialty gifts. In the consumer market, consumers are our customers for direct sales of floral and specialty gifts through our Web sites and toll-free telephone numbers. In the floral services market, retail florists are our customers for memberships and subscriptions to our various floral network services including, among other things, access to the FTD and Interflora brands and the Mercury Man logo, access to the florist network, credit card processing services, e-commerce Web sites, online advertising tools, and telephone answering and order-taking services.

        The consumer market for flowers and specialty gifts is highly competitive, and consumers can purchase the products we offer from numerous sources, including traditional retail florists, supermarkets, specialty gift retailers and large nationwide floral marketers, such as those that use Web sites, toll-free telephone numbers and catalogs. The floral network services market is highly competitive as well, and retail florists may choose from a few floral service providers that offer similar products and services. In the U.S., our key competitors in the consumer market include 1-800-FLOWERS.COM, Inc. and Proflowers.com, and our key competitors in the floral services market include Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM. International key competitors include Marks & Spencer, NEXT, John Lewis, Teleflorist, and Flowers Direct.

        We believe competition in the consumer market will likely intensify. Supermarkets and nationwide floral marketers have been gaining market share over retail florists as consumers continue to shift more of their floral purchases to these channels. We expect the sales volumes at supermarkets and other mass market retailers to continue to increase, and other nationwide floral marketers will continue to increase their competition with us. In particular, the nature of the Internet as a marketplace facilitates competitive entry and comparative shopping, and we have experienced increased competition based on price. Some of our competitors may have significant competitive advantages over us, may devote significantly greater resources to marketing campaigns or other aspects of their business or may respond more quickly and effectively than we can to new or changing opportunities or customer requirements.

        We expect competition in the floral network services market to continue to increase as well. We believe we will continue to experience increasing competition from the other floral network services providers. In addition, we expect our customers, the retail florists, likely will continue to lose sales to supermarkets and other nationwide floral marketers, which likely will result in a continuing decrease in their revenues and in the number of retail florists. As the number of retail florists and their revenues decrease, competition for the remaining retail florists and their business will intensify.

        Increased competition in the consumer market or the floral network services market may result in lower revenues, reduced gross margins, loss of market share, and increased marketing expenditures. We cannot provide assurance that we will be able to compete successfully or that competitive pressures will not have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We are dependent on third-parties who fulfill orders and deliver goods and services to our customers and their failure to provide our customers with high quality products and customer service may harm our brand and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        We believe that our success in promoting and enhancing our brands depends on our ability to provide our customers high quality products and a high level of customer service. Our business depends, in part, on the ability of our network of independent florist members and third-party suppliers who fulfill our orders to do so at high quality levels. We work with our florist members and third-party suppliers to develop best practices for quality assurance; however, we generally do not directly control or continuously monitor any florist member or third-party supplier. The failure of our network of florist members or third-party suppliers to fulfill orders to our customers' satisfaction, at an acceptable quality level and within the required timeframe, could adversely impact our brand and cause us to lose customers, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        Additionally, because we depend upon third-parties for the delivery of our products to customers, strikes or other service interruptions affecting these shippers could have an adverse effect on our ability to deliver our products on a timely basis. If any of our shippers are unable or unwilling to deliver our products, we would have to engage alternative shippers which could increase our costs. A disruption in any of our shippers' delivery of our products could cause us to lose customers or could increase our costs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The success of our business is dependent on our florist members and on the financial performance of the retail floral industry.

        A significant portion of our profitability is dependent on our florist members. We have lost, and may continue to lose, florist members as a result of both our members choosing not to do business with us as well as declines in the number of retail florists as a result of economic factors and competition. If we lose a significant number of florist members, or if we are not able to maintain or increase revenues from our florist members, our business, financial condition, results of operations, and cash flows may be materially and adversely affected.

If the supply of flowers becomes limited, the price of these products could rise or these products may become unavailable, which could result in our not being able to meet consumer demand and could cause an adverse effect on our business, financial condition, results of operations, and cash flows.

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

        Alternatively, we may not be able to obtain high quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternative sources may be of lesser quality or more expensive than those currently offered by us. A large portion of our supply of flowers is sourced from countries such as Colombia, Ecuador and Holland.

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

Foreign, state and local governments may attempt to impose additional sales and use taxes, value-added taxes or other taxes on our business activities, including our past sales, which could decrease our ability to compete with traditional retailers, reduce our sales, and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        In accordance with current industry practice by domestic floral and specialty gift order gatherers and our interpretation of applicable law, our FTD business collects and remits sales and use taxes on orders that are delivered in states where FTD has a physical presence or other form of jurisdictional nexus, which is a limited number of states. If states successfully challenge this practice and impose sales and use taxes on orders delivered in states where we do not have physical presence, we could incur substantial tax liabilities for past sales and lose future sales as a result of the increased tax cost that would be borne by the customer. In addition, future changes in the operation of our online and telephonic sales channels could result in the imposition of additional sales and use tax obligations. Moreover, a number of states have been considering or instituting policy initiatives, including those regarding nexus by Internet marketers with the states aimed at expanding the reach of existing sales and use tax legislation, that could result in the imposition of additional sales and use taxes on sales over the Internet. If enacted and legally supported by the courts, such initiatives could require us to collect additional sales and use taxes.

        Additionally, in accordance with current industry practice by international floral and specialty gift direct marketers and our interpretation of applicable law, we collect and remit value-added taxes on certain consumer orders placed through Interflora. Future changes in the operation of our Interflora business could result in the imposition of additional tax obligations. Moreover, if a foreign taxing authority challenges our current practice or implements new legislative initiatives, additional taxes on consumer sales could be due by us. The imposition of additional tax liability for past or future sales could decrease our ability to compete with traditional retailers, which could have a material adverse effect on our business, financial conditions, results of operations, and cash flow.

During peak periods, we utilize temporary employees and outsourced staff, who may not be as well trained or committed to our customers as our permanent employees, and their failure to provide our customers with high-quality customer service may cause our customers not to return, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        During peak periods, we utilize and rely on a significant number of temporary employees and outsourced staff in addition to our permanent employees, to take orders and respond to customer inquiries. These temporary employees and outsourced staff may not have the same level of commitment to our customers or be as well trained as our permanent employees. In addition, we may not hire enough temporary employees and outsourced staff to adequately handle the increased volume of telephone calls we receive during peak periods. If our customers are dissatisfied with the quality of the customer service they receive, they may not place orders with us again, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ADDITIONAL RISKS RELATING TO OUR CLASSMATES MEDIA SEGMENT

We expect to face increasing competition that could result in a loss of users and reduced revenues and decreased profitability.

        Our social networking services compete with a wide variety of social networking Web sites, including broad social networking Web sites such as Facebook and MySpace; a number of specialty Web sites, including LinkedIn and Reunion.com, that offer online social networking services based on school or work communities; and schools, employers and associations that maintain their own Internet-based alumni information services. We also compete with a wide variety of Web sites that provide users with alternative networks and ways of locating and interacting with acquaintances from various affiliations, including Web portals such as Yahoo!, MSN and AOL, online services designed to locate individuals such as White Pages and US Search, and Internet search engines that have the ability to locate individuals, including by finding individuals through their profiles on social networking Web sites. We believe that there are currently only a small number of competitive online social networking services that are focused specifically on our niche of the market, which is to help people find and reconnect with enduring relationships from school. As a result of the growth of the social networking market and minimal barriers to entry, a number of companies have entered or are attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. In addition, many existing social networking services are broadening their service offerings to compete with our services. As we evolve our services and provide more opportunities for our members to meet new people with similar interests or affiliations, we may compete with the increasing number of social networking Web sites for special niches and areas of interest.

        The market for loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as loyalty marketing programs grow in popularity. Our MyPoints loyalty marketing business faces competition for members from several other online loyalty marketing programs. We also face competition from offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies.

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

        A number of our social networking pay account subscriptions each month are not renewed or are canceled, which, for the Classmates Media segment, we refer to as "churn." The level of churn we experience fluctuates from quarter to quarter due to a variety of factors, including our mix of subscription terms, which affects the timing of subscription expirations. We must continually add new social networking pay accounts both to replace pay accounts who churn and to grow our business beyond our current pay account base. We expect that our churn rate will continue to fluctuate from period to period. A significant majority of our pay accounts are on plans that automatically renew at the end of their subscription period and we have received complaints with respect to our renewal policies. Any change in our renewal policies or practices could have a material impact on our churn rate. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could reduce our revenues and adversely affect our financial results.

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

ADDITIONAL RISKS RELATING TO OUR COMMUNICATIONS SEGMENT

Our business will suffer if we are unable to compete successfully.

        We compete with numerous other dial-up Internet access providers as well as providers of broadband services. Our key dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. Many broadband providers, including cable companies and local exchange carriers, bundle their offerings with telephone, entertainment or other services, which may result in lower prices than stand-alone services. In addition to competition from broadband providers, competition among dial-up Internet access service providers is intense and neither our pricing nor our features provides us with a significant competitive advantage, if any, over certain of our dial-up Internet access competitors. We expect that competition, particularly with respect to price, both for broadband as well as dial-up Internet access services, will continue, and that our dial-up Internet access subscriber base will continue to decrease, potentially at an increasing rate, and that our broadband services will not experience significant growth.

        In order to compete effectively, we may have to make significant revisions to our services, pricing and marketing strategies, and business model. For example, we may have to lower our introductory rates, offer additional free periods of service, offer additional features at little or no additional cost to the consumer, or reduce the standard pricing of our services. Measures such as these could decrease our revenues and our average revenue per dial-up Internet access pay account. We may also have to allocate more marketing resources toward our dial-up Internet access services than we anticipate. All of the foregoing could adversely affect the profitability of our dial-up Internet access services which could materially and adversely impact our financial position, results of operations and cash flows.

Revenues and profitability of our Communications segment are expected to decrease.

        Most of our Communications revenues and profits come from our dial-up Internet access services. As a result of expected continued decreases in our dial-up Internet access pay accounts and, potentially, the average monthly revenue per pay account, we expect that our Communications services revenues, advertising revenues, and the profitability of this segment will continue to decline over time. The number of dial-up Internet access pay accounts has been adversely impacted by both a decrease in the number of new pay accounts signing up for our services as well as the impact of subscribers cancelling their accounts, which, for the Communications segment, we refer to as "churn". Churn has increased from time to time and may increase in the future. The rate of decline in Communications services revenues has accelerated in some periods and may continue to accelerate. We also expect that our Communications advertising revenues will continue to decline. Continued declines, particularly if such declines accelerate, in Communications revenues will materially and adversely impact the profitability of this segment.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located in Woodland Hills, California and consists of leased space of approximately 0.1 million square feet. We also lease office space in New York, New York; Fort Lee, New Jersey; and Hyderabad, India, which is generally used by our Communications segment. Additionally, we lease office space in Seattle, Washington; San Francisco, California; Schaumburg, Illinois; Erlangen, Germany; and Berlin, Germany, which is generally used by our Classmates Media segment. Our FTD segment also occupies leased office space in Vaudreuil, Quebec and call center facilities in Centerbrook, Connecticut; Medford, Oregon; Sherwood, Arkansas; and Nottingham, England. We also lease warehouse space in a distribution center in Aurora, Illinois, which is used by our FTD segment.

        We own office space in Downers Grove, Illinois and Sleaford, England which is occupied by our FTD and Interflora operations, respectively. We entered into a credit agreement in conjunction with the acquisition of FTD, which includes a security interest in substantially all of its assets, including a mortgage on the owned real property at the Downers Grove, Illinois location.

        We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate any physical expansion of our corporate and operations facilities, customer support and technology centers or for any additional sales offices. For additional information regarding our obligations under leases, see Note 16—"Commitments and Contingencies" to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. On October 13, 2004, the district court certified a class in six of the other nearly identical actions (the "focus cases"). The United States Court of Appeals for the Second Circuit subsequently vacated the district court's decision granting class certification. On October 10, 2008, the district court granted plaintiffs' motion to withdraw without prejudice their Motion for Class Certification in the six focus cases. The parties in the approximately 300 coordinated class actions, including NetZero, the underwriter defendants in the NetZero class action, and the plaintiff class in the NetZero action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make a settlement payment on behalf of the issuers, including NetZero. The settlement is subject to approval by the parties and is also subject to court approval.

        On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero containing substantially similar allegations to the Piercy case. Plaintiffs in both cases sought injunctive and declaratory relief and damages. These cases subsequently were consolidated as Rasnake v. NetZero. A settlement agreement was entered into by all parties in this case, and the settlement became final on January 5, 2009.

        Our pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of our outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, financial position, results of operations, or cash flows, the results of legal proceedings, claims and litigation are inherently uncertain and we cannot assure you that we will not be materially and adversely impacted by the results of such proceedings. At December 31, 2008, we had not established allowances for losses relating to any of the matters described above, with the exception of the Rasnake v. NetZero matter.

        We are subject to various legal proceedings, claims and litigation that arise in the ordinary course of business. Based on information at this time, we believe the amount, and ultimate liability, if any, with respect to these actions will not materially affect our business, financial position, results of operations, or cash flows. We cannot assure you, however, that such actions will not materially and adversely affect our business, financial position, results of operations, or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been quoted on The Nasdaq Global Select Market ("NASDAQ") under the symbol "UNTD" since September 26, 2001. Prior to that, NetZero common stock had been quoted on the NASDAQ under the symbol "NZRO" since September 23, 1999. The following table sets forth, for the quarters indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ.

	2007		2008
	High	Low	High	Low
First Quarter	$14.68	$12.55	$11.91	$9.55
Second Quarter	$17.46	$13.77	$12.50	$9.83
Third Quarter	$17.27	$10.85	$12.25	$9.25
Fourth Quarter	$17.97	$11.03	$9.43	$5.11

        On February 13, 2009, there were 738 holders of record of our common stock.

Dividends

        Our Board of Directors declared quarterly cash dividends of $0.20 per share of our common stock in February 2007, April 2007, July 2007, and October 2007. The dividends were paid on February 28, 2007, May 31, 2007, August 31, 2007, and November 30, 2007 and totaled $13.7 million, $14.4 million, $14.4 million, and $14.6 million, respectively.

        Our Board of Directors declared quarterly cash dividends of $0.20 per share of common stock in January 2008, April 2008, and July 2008. The dividends were paid on February 29, 2008, May 30, 2008, and August 29, 2008 and totaled $14.6 million, $14.9 million, and $14.9 million respectively. In October 2008, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our common stock. The dividend was paid on November 28, 2008 and totaled $8.7 million.

        In January 2009, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is February 13, 2009. The dividend was paid on February 27, 2009 and totaled $8.8 million.

        The payment of future dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial performance and other factors. Dividends are declared and paid out of our surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware.

Common Stock Repurchases

        In May 2001, our Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, our Board of Directors has increased the amount authorized for repurchase under this program and has extended the program. In April 2004, our Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the program, bringing the total amount authorized under the program to $200 million. In January 2009, our Board of Directors again further extended the program through December 31, 2009. At December 31, 2008, we had repurchased $139.2 million of our common stock under the program, leaving $60.8 million of authorization remaining under the program.

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

        Common stock repurchases through December 31, 2008 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
2001 - 2005	10,932	$12.72	10,932	$60,782
February 15, 2006	129	$12.77	—	$60,782
May 15, 2006	26	$11.87	—	$60,782
August 15, 2006	38	$10.92	—	$60,782
November 15, 2006	22	$13.88	—	$60,782
February 15, 2007	194	$13.72	—	$60,782
May 15, 2007	71	$15.89	—	$60,782
August 15, 2007	69	$12.82	—	$60,782
November 15, 2007	56	$16.66	—	$60,782
January 27, 2008	142	$10.71	—	$60,782
February 15, 2008	404	$11.49	—	$60,782
May 15, 2008	81	$11.81	—	$60,782
August 15, 2008	104	$11.79	—	$60,782
November 15, 2008	72	$6.62	—	$60,782
November 18, 2008	3	$6.37	—	$60,782

Total	12,343	$12.67	10,932

Performance Graph

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of United Online under the Securities Act of 1933, as amended, or the Exchange Act.

        The following graph compares, for the five-year period ended December 31, 2008, the cumulative total stockholder return for the Company's common stock, The Nasdaq Global Select Market (U.S. companies) Index (the "Nasdaq Composite") and the Morgan Stanley Internet Index ("MS Internet Index"). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2003, 2004, 2005, 2006, 2007, and 2008. The graph assumes that $100 was invested on December 31, 2003 in the common stock of the Company, the Nasdaq Composite and the MS Internet Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
United Online, Inc.	$100.00	$68.67	$88.50	$87.86	$82.01	$44.66
Nasdaq Composite	$100.00	$108.59	$110.08	$120.56	$132.39	$78.72
MS Internet Index	$100.00	$114.15	$115.08	$125.92	$166.92	$90.31

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

        The following table presents the consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006, and the consolidated balance sheet data at December 31, 2008 and 2007. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statements of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data at December 31, 2006, 2005 and 2004 and are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

        The following amounts are in thousands, except per share data:

	Year Ended December 31,
	2008(4)	2007(3)	2006(2)	2005	2004(1)
Consolidated Statements of Operations Data:
Revenues	$669,403	$513,503	$522,654	$525,061	$448,617
Operating income (loss)	$(62,679)	$92,301	$74,019	$86,560	$79,493
Net income (loss)	$(94,657)	$57,777	$42,272	$47,127	$117,480
Net income (loss) per share—basic	$(1.29)	$0.87	$0.66	$0.77	$1.91
Net income (loss) per share—diluted	$(1.29)	$0.83	$0.64	$0.74	$1.81

	December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Total assets	$1,073,527	$552,393	$503,019	$521,188	$519,852
Non-current liabilities	$481,428	$20,486	$10,983	$45,863	$81,207
Cash dividends declared and paid per common share	$0.70	$0.80	$0.80	$0.60	$—

(1)
In November 2004, we acquired Classmates Online. The results of Classmates Online are included in our consolidated statements of operations from the date of acquisition. Net income included NOL tax benefits of $68.6 million for the year ended December 31, 2004.

(2)
In April 2006, we acquired MyPoints. The results of MyPoints are included in our consolidated statements of operations from the date of acquisition. For additional information regarding our acquisitions, see Note 2—"Acquisitions" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K. Additionally, in the December 2006 quarter, we recorded a $13.3 million ($8.0 million, net of tax) impairment of goodwill, intangible assets and long-lived assets.

(3)
We recorded restructuring charges of $3.4 million in the year ended December 31, 2007.

(4)
In August 2008, we acquired FTD. The results of FTD are included in our consolidated statements of operations from the date of acquisition. During the quarter ended December 31, 2008, we recorded an impairment of goodwill, intangible assets and long-lived assets of $176.2 million ($153.9 million, net of tax) primarily related to our FTD segment.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; segment metrics, operating expenses; market trends, including those in the markets in which we compete; operating and marketing efficiencies; revenues; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; impairment charges; stock-based compensation; restructuring charges; foreign currency exchange rates; our ability to repay indebtedness, pay dividends and invest in initiatives; statements regarding the anticipated impact or benefits associated with the acquisition of FTD; our products and services; pricing; competition; and strategies and initiatives. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" and additional factors that accompany their related forward-looking statements in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        We are a leading provider of consumer products and services over the Internet through a number of brands including FTD, Interflora, Classmates, MyPoints, NetZero, and Juno. Our FTD segment provides floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services. Our Classmates Media segment services are online social networking and online loyalty marketing. Our primary Communications segment services are Internet access and email. On a combined basis, our Web properties attract a significant number of Internet users, and we offer a broad range of Internet marketing services for advertisers.

Acquisition of FTD Group, Inc.

        On August 26, 2008, we completed the acquisition of 100% of the capital stock of FTD Group, Inc., a leading provider of floral and related products and services. The consideration consisted of (i) $10.15 in cash and (ii) 0.4087 of a share of United Online common stock for each outstanding share of FTD common stock. The total merger consideration was approximately $307 million in cash and approximately 12.3 million shares of United Online common stock.

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

        As a result of the FTD acquisition, the results of operations of FTD have been included in the consolidated statements of operations and cash flows from August 26, 2008, the date of the acquisition.

Segment Definitions

        We report our businesses in three reportable segments:

Segment	Products and Services
FTD	Floral and related products and services for consumers, retail florists and other retail locations
Classmates Media	Online social networking and online loyalty marketing
Communications	Internet access, email, Internet security, and Web hosting

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures are:

FTD Segment Metrics

        Consumer Orders.    We monitor the number of consumer orders for floral and gift products received during a given period. Consumer orders are orders delivered that originated from FTD consumers in the U.S. and Canada (through the www.ftd.com Web site and the 1-800-SEND-FTD telephone number) as well as orders originated from Interflora consumers in the U.K. and The Republic of Ireland (through the www.interflora.co.uk Web site and a toll-free telephone number). Orders originating with a florist or other retail location for delivery to consumers are not included. The number of consumer orders received may fluctuate significantly from period to period due to seasonality resulting from: the timing of key holidays; fluctuations in marketing expenditures on initiatives designed to attract new and retain existing customers; changes in pricing for our floral and gift products or competitive offerings; changing consumer preferences; and general economic conditions, among other factors.

        Average Order Value.    We monitor the average value for consumer orders received in a given period, which we refer to as the average order value. Average order value represents the average U.S. Dollar amount paid to us for consumer orders delivered during a period. This average U.S. Dollar amount is determined after translating the British Pound amounts received for orders delivered in the U.K. into U.S. Dollars. Average order value includes merchandise revenue, and shipping and service fees, less discounts, payable by the consumer. Average order values may fluctuate from period to period based on: changes in merchandise pricing; product mix; shipping and service fees; discounts; and the foreign currency exchange rate between the U.S. Dollar and the British Pound, among other factors.

Classmates Media and Communications Segments Metrics

        Pay Accounts.    We generate a significant portion of our revenues from our pay accounts and they represent one of the most important drivers of our business model. A pay account is defined as a member who has subscribed to, and paid for, our Classmates Media or Communications services, and whose subscription has not expired. Pay accounts also include, at any given measurement date, a number of members who are receiving pay services free of charge for a limited period of time on a promotional basis. In general, the key metrics that affect our revenues from our pay accounts base include the number of pay accounts and the average monthly revenue per pay account. In general, a pay account becomes a free account following the expiration or termination of the related subscription.

        ARPU.    We monitor the average monthly revenue per pay account ("ARPU"). ARPU is calculated by dividing Classmates Media and Communications services revenues for a period (after translation into U.S. Dollars) by the average number of pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and end of a period. ARPU may fluctuate from period to period as a result of a variety of factors, including, but not limited to: changes in the mix of pay services and the related pricing plans, the use of promotional or retention pricing to attract new, or retain existing, paying subscribers, increases or decreases in the price of our services, the timing of pay accounts being added or removed during a period, and the foreign currency exchange rates between the U.S. Dollar and the Euro and between the U.S. Dollar and the Swedish Krona.

        Churn.    To evaluate the retention characteristics of our membership base, we also monitor the percentage of pay accounts that terminate or expire, which we refer to as our average monthly churn rate. Our average monthly churn rate is calculated as the total number of pay accounts that terminated or expired in a period divided by the average number of pay accounts for the same period, divided by the number of months in that period. Our average monthly churn percentage may fluctuate from period to period due to our mix of subscription terms, which affects the timing of subscription expirations, and other factors. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. For our Communications segment pay accounts, we do not include in our churn calculation those accounts canceled during the first 30 days of service unless the accounts have upgraded from free accounts, although a number of such accounts will be included in our account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not necessarily considered to have canceled a pay account depending on the services and, as such, our overall churn rate is not necessarily indicative of the percentage of subscribers canceling any particular service.

        Active Accounts.    We monitor the number of active accounts among our membership base. Classmates Media segment active accounts are defined as the sum of the following: all segment pay accounts as of the date presented; the monthly average for the reporting period of all free social networking accounts who have visited our domestic or international social networking Web sites (excluding The Names Database) at least once during the reporting period; and the monthly average for the reporting period of all loyalty marketing members who have earned or redeemed points during such period. Communications segment active accounts include all segment pay accounts as of the date presented and the number of free Internet access and email accounts that logged on to our services at least once during the preceding 31 days.

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

        The following table sets forth, for the dates or three-month periods presented, as applicable, our consolidated revenues, pay accounts (at the end of the period), segment revenues, consumer orders, average order value, churn (monthly average for the period), ARPU (monthly average for the period) and active accounts (monthly average for the period).

        Revenues and operating results from our FTD segment are impacted by seasonal variations and fluctuations in foreign currency exchange rates. We believe that comparisons of the FTD segment's revenues and operating results for any period with those of the immediately preceding period, or in some instances, the same period of the preceding fiscal year, may be of limited relevance in evaluating its historical performance and predicting its future financial performance.

	Quarter Ending
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Consolidated:
Revenues (in thousands)	$256,162	$169,157	$122,273	$121,811	$125,410
FTD:
Basis of presentation(a)		Combined	Pre- Acquisition	Pre- Acquisition	Pre- Acquisition
Revenues(a) (in thousands)	$133,685	$121,427	$174,904	$191,987	$155,489
% of Total revenues(a)	52.2%	N/A	N/A	N/A	N/A
Consumer orders(a) (in thousands)	1,467	1,154	1,993	1,994	1,540
Average order value(a)	$58.80	$64.37	$62.67	$65.59	$65.48
Currency exchange rate: GBP to USD	1.56	1.90	1.97	1.98	2.04
Classmates Media:
Segment revenues (in thousands)	$62,592	$58,746	$57,013	$51,884	$53,273
% of Total revenues	24.4%	34.7%	46.6%	42.6%	42.5%
Pay accounts (in thousands)	4,319	4,087	3,809	3,521	3,199
Segment churn	4.4%	4.1%	4.2%	4.3%	4.7%
ARPU	$2.98	$3.07	$3.10	$3.10	$3.26
Segment active accounts (in millions)	16.0	15.5	15.1	13.9	12.6
Communications:
Segment revenues (in thousands)	$60,120	$62,131	$65,260	$69,927	$72,137
% of Total revenues	23.5%	36.7%	53.4%	57.4%	57.5%
Pay accounts (in thousands):
Access	1,388	1,468	1,560	1,682	1,786
Other	347	353	356	361	364

Total pay accounts	1,735	1,821	1,916	2,043	2,150
Segment churn	4.3%	4.4%	4.5%	4.8%	4.4%
ARPU	$9.31	$9.49	$9.45	$9.45	$9.28
Segment active accounts (in millions)	2.7	2.8	2.9	3.1	3.3

(a)
The unaudited combined quarterly results were calculated by adding FTD's unaudited historical results prior to the acquisition (July 1, 2008 through August 25, 2008) to FTD's unaudited results following the acquisition (August 26, 2008 through September 30, 2008). The unaudited pre-acquisition results reflect quarterly results of FTD prior to the acquisition date and were derived from the unaudited pre-acquisition results of FTD. The combined and pre-acquisition quarterly results of FTD set forth in the table above have been included with this Annual Report on Form 10-K for informational purposes only and do not purport to be indicative of the results of future operations of the FTD segment or of the results that would have actually been attained had the acquisition taken place at the beginning of such period. The pre-acquisition results of FTD should be read in conjunction with the historical consolidated financial statements of FTD Group, Inc. and the related notes to those financial statements. Historical public filings of FTD Group, Inc. are available at the SEC's Web site at www.sec.gov.

Critical Accounting Policies, Estimates and Assumptions

General

        Our discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions for Form 10-K and Article 10 of Regulation S-X issued by the SEC. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates and assumptions. The results of operations for interim or transition periods are not necessarily indicative of the operating results for a full year. We apply the following critical accounting policies in the preparation of our consolidated financial statements:

Revenue Recognition

        FTD Segment Revenue Recognition—Products revenues and related cost of revenues are generally recognized when products are delivered to the customers. Shipping and service fees charged to customers are recognized at the time the product revenue is recognized and are included in products revenue. Shipping and delivery costs are included in cost of revenues. FTD's consumer businesses generally recognize revenue on a gross basis as FTD bears the risks and rewards associated with the revenue generating activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing the products and services.

        FTD also sells computer systems to its florist members and recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition, with Respect to Certain Transactions". FTD recognizes revenue on hardware which is sold without software at the time of delivery. For hardware sales that include software, revenue is recognized when delivery, installation and customer acceptance have all occurred.

        Services revenues based on enabling the delivery of orders by FTD florist members are recognized in the period in which the orders are delivered. Monthly, recurring fees and other florist network service-based fees are recognized in the period in which the service has been provided.

        Classmates Media Segment and Communications Segment Revenue Recognition—Revenues are comprised of services revenues, which are derived primarily from fees charged to pay accounts, and advertising revenues. We apply the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, no significant Company obligations remain, and collectibility is reasonably assured. We also apply the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

        Services revenues for our social networking services and Communications services are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. Our pay accounts generally pay in advance for their service by credit card, and revenue is then recognized ratably over the service period. Advance payments from pay accounts are recorded on the consolidated balance sheets as deferred revenue. We offer alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include ACH, payment by personal check or money order, or through a local telephone company. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

        Advertising revenues from our social networking services and Communications services consist primarily of amounts from Internet search partners that are generated as a result of users utilizing partner Internet search services, amounts generated from the display of third-party registration offers at the end of Classmates' pay account registration process, amounts generated from other display advertisements, and amounts generated from referring members to third-party Web sites or services. We recognize such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, we ensure that a written contract is in place, such as a standard insertion order or a customer-specific agreement. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of internally-tracked performance data to the contractual performance obligation and, when available, to third-party or customer-provided performance data.

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

Business Combinations

        All of our acquisitions have been accounted for as purchase business combinations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. Under the purchase method of accounting, the costs, including transaction costs, are allocated to the underlying net assets acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired. Indefinite-lived intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. We account for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and indefinite-lived intangible assets. SFAS No. 142 prohibits the amortization of goodwill and requires us to test goodwill and indefinite-lived intangible assets for impairment at least annually at the reporting unit level.

        We test the goodwill of our reporting units and indefinite-lived intangible assets for impairment annually during the fourth quarter of our fiscal year and whenever events occur or circumstances change that would more likely than not indicate that the goodwill and/or indefinite-lived intangible assets might be permanently impaired. Events or circumstances which could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key management or other personnel, significant changes in the manner of our use of the acquired assets or the strategy for the acquired business or our overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.

        The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approaches used to determine the estimated fair values of our reporting units. The determination of the fair values of our reporting units generally includes a study of market comparables, including the selection of appropriate valuation multiples and discounted cash flow models based on our internal forecasts and projections. In connection with the impairment assessment we performed in the quarter ended December 31, 2008, given the volatility of the capital markets around the valuation date, a study of market transactions and their transaction multiples was not utilized. The estimated fair value of each of our reporting units is determined using a combination of the income approach and the market approach.

Indefinite-Lived Intangible Assets

        Testing indefinite-lived intangible assets, other than goodwill, for impairment requires a one-step approach under SFAS No. 142. We test indefinite-lived intangible assets for impairment on an annual basis, or more frequently, if events occur or circumstances change that indicate they may be impaired. The fair values of indefinite-lived intangible assets are compared to their carrying values and if the carrying amount of indefinite-lived intangible assets exceeds the fair value, an impairment loss is recognized equal to the excess.

        The process of estimating the fair value of indefinite-lived intangible assets is subjective and requires us to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, cost of capital, terminal values, and remaining economic lives of assets.

Impairment of Indefinite-Lived Intangible Assets

        We acquired the FTD and Interflora trademarks and trade names in the FTD acquisition. These were recorded at their estimated fair value of $229.8 million as of August 26, 2008 (the "Closing Date"). Due to the proximity of the Closing Date to the annual impairment assessment date of October 1, 2008, management reviewed the validity of the assumptions included in the Closing Date valuation and determined that there was no impairment of these indefinite-lived intangible assets.

        During the latter half of the December 2008 quarter, there was deterioration in the general business environment, weakening consumer spending, a significant decline in the market capitalization of us and our competitors, and a decline in our business outlook primarily due to adverse macroeconomic factors. In accordance with SFAS No. 142, we performed an interim impairment assessment of the fair values of the FTD and Interflora trademarks and trade names.

        These assets are valued using a relief-from-royalty discounted cash flow model. The key inputs for this model are future revenues, royalty rate and discount rate. Solely for purposes of establishing inputs for the fair value calculations, we made certain assumptions, including assuming that the current economic downturn would continue through fiscal year 2009, followed by a recovery period in fiscal year 2010, and long-term growth past fiscal year 2010. In addition, we used a 4% royalty rate based on an assessment of other similar royalty arrangements. Lastly, we used a 14.6% and 16.5% discount rate for the FTD and Interflora trademarks and trade names, respectively, to determine the fair values.

        As a result of the December 31, 2008 valuation, we recorded a $44.0 million and $17.9 million impairment charge of the FTD and Interflora trademarks and trade names, respectively. These impairment charges were included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations. A reconciliation of the value of our indefinite-lived intangible assets is as follows:

Acquired in FTD acquisition	$229,800
Impairment charges	(61,867)
Translation adjustment	(14,419)

Balance at December 31, 2008	$153,514

Goodwill

        We operate in three reportable segments, in accordance with SFAS No. 131, and we have identified five reporting units—FTD, Interflora, Classmates Online, MyPoints, and Communications—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by segment management. The goodwill related to our acquired businesses is specific to each reporting unit and the goodwill amounts are assigned as such.

        Testing goodwill for impairment involves a two-step process. The first step of the impairment test involves comparing the estimated fair values of each of our reporting units with their respective net book values, including goodwill. If the estimated fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its net book value, including goodwill, then the carrying amount of the goodwill is compared with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Impairment of Goodwill

        We performed our annual impairment assessment of goodwill as of October 1, 2008 and determined that goodwill at our Classmates, MyPoints and Communications reporting units was not impaired. Due to the proximity of the Closing Date to the annual impairment assessment date of October 1, 2008, management reviewed the validity of the assumptions included in the Closing Date valuation and determined that there was no impairment of the FTD and Interflora reporting units as of October 1, 2008.

        During the latter half of the December 2008 quarter, there was deterioration in the general business environment, weakening consumer spending, a significant decline in the market capitalization of us and our competitors and a decline in our business outlook primarily due to adverse macroeconomic factors. In accordance with SFAS No. 142, we considered whether these factors and circumstances made it more likely than not that any of our reporting units would have a fair value less than carrying value and an interim impairment assessment should be performed. As a result of this review, we concluded that an interim impairment assessment as of December 31, 2008 should be performed for our FTD and Interflora reporting units. Due to the significant excess of fair value over carrying value of the Classmates, MyPoints and Communications reporting units at the annual impairment assessment date, we determined that an interim impairment assessment was not required for these reporting units. However, in order to validate the overall enterprise valuation, we performed an updated valuation of these reporting units at December 31, 2008.

        The estimated fair values for all of our reporting units were determined using a combination of the income approach and the market approach. Under the income approach, a reporting unit's fair value is estimated based on the discounted cash flow method. The discounted cash flow method is dependent upon a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions. Under the market approach, using the guideline company method, a reporting unit's fair value is estimated based on multiples of the cash-free market value of invested capital to revenue and EBITDA of the guideline companies. The revenue and EBITDA multiples of our reporting units were selected based on a comparison of each reporting unit's operating performance and margins, among other factors, to those of the guideline companies.

        In arriving at the final estimated fair values of each of the reporting units, the estimated fair values as calculated under both the income approach and the market approach were multiplied by a weighting factor, the sum of which was the final estimated fair value. The income approach was weighted 75% and the market approach was weighted 25%. The income approach was weighted more heavily as the data included in that method is based on our projections and forecasts whereas the market approach was weighted less heavily as the guideline companies used in those models are not 100% comparable to our reporting units.

        Solely for purposes of establishing inputs for the fair value calculations described above related to interim goodwill impairment testing of the FTD and Interflora reporting units, we made certain assumptions, including that the current economic downturn would continue through fiscal year 2009, followed by a recovery period in fiscal year 2010, and long-term growth past fiscal year 2010. In addition, we applied margin and other cost assumptions consistent with the reporting unit's historical trends at various revenue levels and used a 3% growth factor to calculate the terminal value of our reporting units. We used a 14.1% and 16.0% discount rate for the FTD and Interflora reporting units, respectively, to calculate the fair values of these reporting units. The sum of the fair values of the reporting units was reconciled to our current market capitalization (based upon our stock price) plus an estimated control premium.

        As a result of the aforementioned factors, we recorded an impairment charge of $114.0 million related to goodwill within the FTD reporting unit. These impairment charges were included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations. We concluded that goodwill in the Interflora reporting unit was not impaired as of December 31, 2008.

        An increase or decrease of 100 basis points in the discount rate or the terminal growth rate for the Interflora, Classmates, MyPoints and Communications reporting units would not have resulted in any goodwill impairment. An increase of 100 basis points in the discount rate for the FTD reporting unit would have resulted in an additional impairment charge of $20.3 million and a decrease of 100 basis points in the discount rate for the FTD reporting unit would have resulted in a $24.5 million reduction in the impairment charge. A 100 basis point increase in the terminal growth rate would have resulted in a $18.7 million reduction in the impairment charge and a 100 basis point decrease in the terminal growth rate would have resulted in a $15.6 million increase in the impairment charge. We believe the assumptions and rates used in our impairment assessment are reasonable, but they are judgmental, and variations in any assumptions could result in a materially different calculation of the impairment amount.

Intangible Assets and Other Long-Lived Assets

        We account for identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of identifiable intangible assets and other long-lived assets. Intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. We evaluate the recoverability of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or other personnel, significant negative industry or economic trends, changes in our operating model or strategy, and competitive forces. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Definite-lived intangible assets are amortized on either a straight-line basis or an accelerated basis over their estimated useful lives, ranging from two to ten years. Our identifiable intangible assets were acquired primarily in connection with business combinations. In the quarter ended December 31, 2008, we recorded an impairment charge of certain long-lived assets of $0.3 million associated with the Communications segment.

        The process of evaluating the potential impairment of long-lived intangible assets is subjective and requires significant judgment on matters such as, but not limited to, the asset group to be tested for recoverability. We are also required to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, cost of capital, terminal values, and remaining economic lives of assets.

Member Redemption Liability

        Member redemption liability for loyalty marketing points represents the estimated costs associated with the obligation of MyPoints to redeem outstanding points accumulated by its loyalty marketing members as well as those points purchased by its advertisers for use in such advertisers' promotion campaigns as they have been earned by MyPoints' members, less an allowance for points expected to expire prior to redemption. The estimated cost of points is primarily presented in cost of revenues, except for the portion related to member acquisition activities, internal marketing surveys and other non-revenue generating activities which are presented in sales and marketing expenses. The member redemption liability is recognized when members earn points and is reduced when members redeem accumulated points upon reaching required redemption thresholds or when points are expired prior to redemption.

        MyPoints members may redeem points for third-party gift cards and other rewards. Members earn points when they respond to direct marketing offers delivered by MyPoints, purchase goods or services from advertisers, engage in certain promotional campaigns of advertisers, or engage in other specified activities.

        The member redemption liability is estimated based upon the weighted-average cost and number of points that may be redeemed in the future. On a monthly basis, the weighted-average cost of points is calculated by taking the total cost of items fulfilled divided by total points redeemed. The discounts and points needed to redeem awards vary by merchant and award denomination. MyPoints purchases gift cards and other awards from merchants at a discount and sets redemption levels for its members. MyPoints has the ability to adjust the number of points required to redeem awards to reflect changes in the cost of awards.

        On a monthly basis, MyPoints accounts for and reduces the gross points issued by an estimate of points that will never be redeemed by its members. This reduction is calculated based on an analysis of historical point-earning trends, redemption activities and individual member account activity, in accordance with EITF Issue No. 00-22, Accounting for "Points" and Certain Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products and Services to be Delivered in the Future. MyPoints' historical analysis takes into consideration the total points in members' accounts that have been inactive for six months or longer, less an estimated reactivation rate, plus an estimate of future inactive points. Changes in, among other factors, the net number of points issued, redemption activities and members' activity levels could materially impact the member redemption liability. A 1% increase or decrease in the estimate of points that will never be redeemed would increase or decrease our member redemption liability at December 31, 2008 by approximately $99,000.

        Points in active accounts do not expire. However, under the terms and conditions of membership in MyPoints' loyalty marketing program, MyPoints reserves the right to cancel or disable accounts and expire unredeemed points in accounts that are inactive for a period of twelve consecutive months. For purposes of the member redemption liability, "inactive" means a lack of all of the following: Web site visit; email response; survey completion; profile update; or any point-earning or point-redeeming transaction. The canceling or disabling of inactive accounts would have no impact on our consolidated financial statements, as we fully consider inactive accounts when establishing the member redemption liability, as discussed above.

        The following table sets forth, for the periods presented, a reconciliation of the changes in the member redemption liability (in thousands):

	Year Ended December 31,
	2008	2007
Beginning balance	$24,560	$19,989
Accruals for points earned	23,356	23,745
Reduction for redeemed points	(22,604)	(18,857)
Converted points	1,846	—
Changes in allowance for points expected to expire and weighted-average cost of points	(1,182)	(633)
Imputed interest on acquired member redemption liability	—	316

Ending balance	$25,976	$24,560

Income Taxes

        We account for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. We apply the provisions of FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Under FIN 48, we recognize, in our consolidated financial statements, the impact of tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions.

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

Potential Subsidiary Initial Public Offering of Classmates Media Corporation

        Classmates Media Corporation ("CMC") was formed in August 2007 for the purposes of consolidating our Classmates, The Names Database and MyPoints business units in preparation of an initial public offering ("IPO") by CMC. The businesses were contributed to CMC by us on August 9, 2007. In August 2007, CMC filed a Form S-1 registration statement with the Securities and Exchange Commission ("SEC") for the IPO of its common stock.

        In December 2007, we determined that proceeding with the IPO under then-current market conditions was not in the best interests of our stockholders and CMC withdrew its Form S-1 registration statement previously filed with the SEC. Approximately $0.5 million of transaction costs were determined not to have continuing value after the withdrawal of the IPO and were expensed in the quarter ended December 31, 2007. Because it remained our strategy to complete an IPO of CMC during 2008, certain IPO transaction-related costs incurred during 2007 and the first quarter of 2008 totaling $3.9 million were deferred and were included in other assets on our condensed consolidated balance sheet at March 31, 2008. During the second quarter of 2008, we concluded that it was unlikely that an IPO would be completed before 2009. As such, we determined, on June 23, 2008, that the $3.9 million in deferred transaction-related costs relating to the IPO would be expensed in the quarter ended June 30, 2008, and our financial results and the financial results of our Classmates Media segment for the year ended December 31, 2008 were negatively impacted.

Financial Statement Presentation

Revenues

Products Revenues

        Products revenues consist of merchandise revenue and related shipping and service fees for FTD consumer orders as well as revenues generated from sales of containers, software and hardware systems, cut flowers, packaging and promotional products and a wide variety of other floral-related supplies to florist members.

Services Revenues

  FTD

        Services revenues consist of fees charged to florist members for access to the FTD and Interflora brands and the Mercury Man logo, access to the florist network, credit card processing services, e-commerce Web sites, online advertising tools, and telephone answering and order-taking services.

  Classmates Media and Communications

        Classmates Media services revenues consist of amounts charged to pay accounts for social networking services. Communications services revenues consist of amounts charged to pay accounts for Internet access, Web hosting, email, Internet security, and other services, with substantially all of such revenues associated with Internet access. Our Classmates Media and Communications services revenues are primarily dependent on two factors: the average number of pay accounts for a period and the ARPU. The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period. In general, we charge our pay accounts in advance of providing a service, which results in the deferral of services revenue to the period in which the services are provided.

Advertising Revenues

        We provide advertising solutions to marketers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities across our various properties. We also use targeting technologies, Web site sponsorships and Web site integrations in order to provide effective solutions.

  FTD

        Advertising revenues consist primarily of post-transaction sales that are generated when FTD and Interflora consumers are provided third-party offers after completing a purchase on the www.ftd.com and www.Interflora.co.uk Web sites.

  Classmates Media

        Our social networking services generate advertising revenues primarily from post-transaction sales and display advertisements. Advertising inventory on our social networking Web sites includes text and graphic placements on the user home page, profile page, class list page, and most other pages on our Web sites. We also sell a portion of our advertising inventory through third-party advertising resellers.

        Our loyalty marketing service revenues are derived from advertising fees, consisting primarily of fees generated when emails are transmitted to members, when members respond to emails, when members complete online transactions, and when members engage in a variety of other activities including games, Internet searches and market surveys.

  Communications

        Our Communications services generate advertising revenues from search placements, display advertisements and online market research. Substantially all of our Communications advertising revenues are generated from our Internet access services.

Cost of Revenues

FTD

        FTD cost of revenues includes product costs; shipping and delivery costs; costs associated with taking orders; printing and postage costs; systems installation, training and support costs; data center costs; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; license fees; costs related to providing customer support; customer billing for our florist members; fees associated with the storage and processing of customer credit cards and associated bank fees; and domain name registration fees.

Classmates Media

        Classmates Media cost of revenues includes costs of points earned by members of our online loyalty marketing service; data center costs; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; license fees; costs related to providing customer support; customer billing and billing support for our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; and domain name registration fees.

Communications

        Communications cost of revenues includes telecommunications and data center costs; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; license fees; costs related to providing customer support; customer billing and billing support for our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; and domain name registration fees.

Sales and Marketing

        Sales and marketing expenses include expenses associated with promoting our products and services and with generating advertising revenues. Expenses associated with promoting our brands, products and services include advertising and promotion expenses; fees paid to distribution partners, third-party advertising networks and co-registration partners to acquire new pay and free accounts; personnel and overhead-related expenses for marketing and sales personnel; and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. We have expended significant amounts on sales and marketing, including branding and customer acquisition campaigns consisting of television, Internet, sponsorships, radio, print, and outdoor advertising, and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote our products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs.

Technology and Development

        Technology and development expenses include expenses for product development, maintenance of existing software and technology and development of new or improved software and technology, including personnel-related expenses for our technology departments and the costs associated with operating our facility in India. Costs incurred by us to manage and monitor our technology and development activities are expensed as incurred. Costs relating to the acquisition and development of internal-use software are capitalized and depreciated over their estimated useful lives, generally three years.

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

Interest Expense

        Interest expense consists of interest expense on our credit facilities, including accretion of discounts and amortization of debt issue costs, and interest expense relating to capital leases.

Other Income (Expense), Net

        Other income (expense), net, generally consists of realized gains and losses recognized in connection with the sale of short-term investments, gains and losses on the sale of assets, equity earnings on investments in subsidiaries, and foreign currency transaction exchange rate gains and losses. Additionally, other income (expense), net consists of imputed interest expense on the acquired member redemption liability related to our acquisition of MyPoints in April 2006, which was amortized through the quarter ended September 30, 2007.

Results of Operations

        The following tables set forth for the periods presented selected historical statements of operations data. The information contained in the tables below should be read in conjunction with Liquidity and Capital Resources, Contractual Obligations, and Critical Accounting Policies, Estimates and Assumptions included in this Item 7 as well as the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. As a result of the FTD acquisition, the results of operations of FTD have been included in the consolidated statements of operations and cash flows from August 26, 2008, the date of acquisition. Combined information for FTD for the full year ended December 31, 2008, is set forth below under "FTD Segment Results (Combined Results vs. Pre-Acquisition Results Discussion)."

        Consolidated information was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Revenues	$669,403	$513,503	$522,654
Operating expenses:
Cost of revenues	214,885	117,203	119,990
Sales and marketing	173,042	163,424	176,980
Technology and development	56,715	51,044	52,602
General and administrative	92,219	73,312	67,511
Amortization of intangible assets	18,415	12,800	17,640
Restructuring charges	656	3,419	627
Impairment of goodwill, intangible assets and long-lived assets	176,150	—	13,285

Total operating expenses	732,082	421,202	448,635

Operating income (loss)	(62,679)	92,301	74,019
Interest income	4,527	7,141	5,802
Interest expense	(13,170)	(3)	(1,630)
Other income (expense)	(48)	(747)	(667)

Income (loss) before income taxes	(71,370)	98,692	77,524
Provision for income taxes	23,287	40,915	36,293

Income (loss) before cumulative effect of accounting change	(94,657)	57,777	41,231
Cumulative effect of accounting change, net of tax	—	—	1,041

Net income (loss)	$(94,657)	$57,777	$42,272

        Information for our three reportable segments was as follows (in thousands):

	FTD	Classmates Media			Communications
	Period from August 26, 2008 (date of acquisition) to December 31, 2008	Year Ended December 31,			Year Ended December 31,
		2008	2007	2006	2008	2007	2006
Revenues:
Products	$132,983	$—	$—	$—	$—	$—	$—
Services	47,277	139,386	106,514	81,146	218,414	273,012	342,419
Advertising	1,705	90,849	86,905	58,300	39,024	47,072	40,789

Total revenues	181,965	230,235	193,419	139,446	257,438	320,084	383,208

Operating expenses:
Cost of revenues	107,131	41,113	39,497	26,939	57,903	69,254	83,509
Sales and marketing	30,640	81,858	78,918	60,743	60,240	84,094	115,955
Technology and development	3,677	21,969	16,016	10,481	24,239	29,613	37,422
General and administrative	14,055	37,986	30,769	21,345	34,927	36,672	39,399
Restructuring charges	—	—	42	—	656	3,377	627
Impairment of goodwill, intangible assets and long-lived assets	175,867	—	—	—	283	—	13,285

Total operating expenses	331,370	182,926	165,242	119,508	178,248	223,010	290,197

Segment income (loss) from operations	$(149,405)	$47,309	$28,177	$19,938	$79,190	$97,074	$93,011

        A reconciliation of segment income (loss) from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income (loss) was as follows for each period presented (in thousands):

	Year Ended December 31,
	2008	2007	2006
Segment income (loss) from operations:
FTD	$(149,405)	$—	$—
Classmates Media	47,309	28,177	19,938
Communications	79,190	97,074	93,011

Total segment income (loss) from operations	(22,906)	125,251	112,949
Depreciation	(21,358)	(20,150)	(21,290)
Amortization of intangible assets	(18,415)	(12,800)	(17,640)

Consolidated operating income (loss)	$(62,679)	$92,301	$74,019

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Consolidated Results

        Revenues.    Consolidated revenues increased by $155.9 million, or 30.4%, to $669.4 million for the year ended December 31, 2008, compared to $513.5 million for the year ended December 31, 2007. The increase of $155.9 million was primarily related to $182.0 million of revenues associated with our FTD segment, which are included in consolidated revenues from August 26, 2008 (date of acquisition) and, to a lesser extent, an increase in revenues from our Classmates Media segment, partially offset by a decrease in revenues from our Communications segment. Consolidated revenues related to our FTD, Classmates Media and Communications segments constituted 27.2%, 34.4% and 38.4%, respectively, of our consolidated revenues for the year ended December 31, 2008, compared to 0%, 37.7% and 62.3%, respectively, for the year ended December 31, 2007.

        Cost of Revenues.    Consolidated cost of revenues increased by $97.7 million, or 83.3%, to $214.9 million for the year ended December 31, 2008, compared to $117.2 million for the year ended December 31, 2007. Consolidated cost of revenues increased to 32.1% of consolidated revenues for the year ended December 31, 2008, compared to 22.8% for the prior year period. The increase of $97.7 million was primarily related to $107.1 million of cost of revenues associated with our FTD segment, which is included in consolidated cost of revenues from August 26, 2008 (date of acquisition) and, to a lesser extent, a slight increase in cost of revenues associated with our Classmates Media segment, partially offset by a decrease in cost of revenues associated with our Communications segment. The increase in cost of revenues as a percentage of revenues was primarily due to the addition of FTD which has higher cost of revenues as a percentage of its revenues, compared to the other segments. Cost of revenues related to our FTD, Classmates Media and Communications segments constituted 52.0%, 19.9% and 28.1%, respectively, of our total segment cost of revenues for the year ended December 31, 2008, compared to 0%, 36.3% and 63.7%, respectively, for the year ended December 31, 2007.

        Sales and Marketing Expenses.    Consolidated sales and marketing expenses increased by $9.6 million, or 5.9%, to $173.0 million, for the year ended December 31, 2008, compared to $163.4 million for the year ended December 31, 2007. Consolidated sales and marketing expenses as a percentage of consolidated revenues decreased to 25.9% for the year ended December 31, 2008, compared to 31.8% for the prior year period. The increase of $9.6 million was primarily related to $30.6 million of sales and marketing expenses associated with our FTD segment, which are included in consolidated sales and marketing expenses from August 26, 2008 (date of acquisition) and, to a lesser extent, an increase in sales and marketing expenses associated with our Classmates Media segment, partially offset by a decrease in expenses in the Communications segment. The decrease as a percentage of consolidated revenues was primarily due to the addition of FTD, which has lower sales and marketing expenses as a percentage its revenues, compared to the other segments. Sales and marketing expenses related to our FTD, Classmates Media and Communications segments constituted 17.7%, 47.4% and 34.9%, respectively, of total segment sales and marketing expenses for the year ended December 31, 2008, compared to 0%, 48.4% and 51.6%, respectively, for the year ended December 31, 2007.

        Technology and Development Expenses.    Consolidated technology and development expenses increased by $5.7 million, or 11.1%, to $56.7 million, for the year ended December 31, 2008, compared to $51.0 million for the year ended December 31, 2007. Consolidated technology and development expenses as a percentage of consolidated revenues decreased to 8.5% for the year ended December 31, 2008, compared to 9.9% for the prior year period. The increase of $5.7 million was largely attributable to an increase in expenses in the Classmates Media segment of $6.0 million, $3.7 million in expenses associated with our FTD segment, which are included in consolidated technology and development expenses from August 26, 2008 (date of acquisition), and a $1.4 million increase in depreciation, partially offset by a decrease in expenses in the Communications segment of $5.4 million. The decrease as a percentage of revenues was due to the addition of FTD, which has lower technology and development expenses as a percentage of its revenues, compared to the other segments. Technology and development expenses related to our FTD, Classmates Media and Communications segments constituted 7.4%, 44.0% and 48.6%, respectively, of total segment technology and development expenses for the year ended December 31, 2008, compared to 0%, 35.1% and 64.9%, respectively, for the year ended December 31, 2007.

        General and Administrative Expenses.    Consolidated general and administrative expenses, in the aggregate, increased in the year ended December 31, 2008 compared to the year ended December 31, 2007. A significant amount of the increase, in the aggregate, was due to the addition of FTD and an increase in stock-based compensation as a result of several factors, including bonuses for certain members of senior management for the year ended December 31, 2008 (the "2008 Bonuses") that were paid in shares of our common stock whereas such bonuses were historically paid primarily in cash; the effect of shares of common stock and restricted stock units awarded in the first quarter of fiscal 2008; and the effect of restricted stock units awarded in 2007 to members of senior management in connection with the execution or renewal of employment agreements. Also, the resignation of an executive officer in 2007 resulted in the reversal in 2007 of certain stock-based compensation recorded in prior periods, which reduced stock-based compensation associated with general and administrative expenses in 2007. The payment of the 2008 Bonuses in shares of common stock as opposed to cash, while increasing stock-based compensation, did not have a significant impact on general and administrative expenses in 2008.

        Consolidated general and administrative expenses increased by $18.9 million, or 25.8%, to $92.2 million, for the year ended December 31, 2008, compared to $73.3 million for the year ended December 31, 2007. Consolidated general and administrative expenses as a percentage of consolidated revenues decreased slightly to 13.8% for the year ended December 31, 2008, compared to 14.3% for the prior year period. The increase of $18.9 million was due to $14.1 million of general and administrative expenses associated with our FTD segment, which are included in consolidated general and administrative expenses from August 26, 2008 (date of acquisition), and a $7.2 million increase in expenses associated with our Classmates Media segment, partially offset by a $1.7 million decrease in expenses associated with our Communications segment and a $0.6 million decrease in depreciation. General and administrative expenses related to our FTD, Classmates Media and Communications segments constituted 16.2%, 43.7% and 40.2%, respectively, of total segment general and administrative expenses for the year ended December 31, 2008, compared to 0%, 45.6% and 54.4%, respectively, for the year ended December 31, 2007.

        Amortization of Intangible Assets.    Consolidated amortization of intangible assets increased by $5.6 million, or 43.9%, to $18.4 million for the year ended December 31, 2008, compared to $12.8 million for the year ended December 31, 2007. The increase was associated with increased amortization related to definite- lived intangible assets acquired in connection with our FTD acquisition, partially offset by a decrease in amortization of intangible assets attributable to the accelerated amortization of intangible assets in earlier years associated with our Classmates acquisition in November 2004 and, to a lesser extent, a decrease in amortization in the year ended December 31, 2008 compared to the year ended December 31, 2007 as a result of certain assets from the acquisition of Web hosting assets in April 2004 becoming fully amortized in March 2007.

        Restructuring Charges.    Consolidated restructuring charges totaled $0.7 million for the year ended December 31, 2008, compared to $3.4 million for the year ended December 31, 2007. The restructuring charges for the year ended December 31, 2008 were primarily associated with the closure of our Orem, Utah facility. In 2007, we eliminated 69 positions and recorded restructuring charges totaling $3.0 million to better align the Communications segment's cost structure within a mature business for dial-up Internet access services. In addition, we recognized $0.4 million in restructuring charges in the year ended December 31, 2007 for termination benefits paid to certain employees associated with our Web hosting and photo sharing businesses.

        Impairment of Goodwill, Intangible Assets and Long-Lived Assets.    Consolidated impairment charges totaled $176.2 million for the year ended December 31, 2008, compared to $0 for the year ended December 31, 2007. Impairment charges for the year ended December 31, 2008 were primarily due to a reduction in the fair value of the FTD reporting unit compared to its carrying value and lower fair values in the FTD and Interflora trademarks and trade names compared to their carrying values.

        Interest Income.    Interest income decreased by $2.6 million, or 36.6%, to $4.5 million for the year ended December 31, 2008, compared to $7.1 million for the year ended December 31, 2007. The decrease in interest income is consistent with the decrease in the investment portfolio during the year ended December 31, 2008 as a result of the liquidation of investments to fund the FTD acquisition and the reduction in interest rates as a result of the macroeconomic environment.

        Interest Expense.    Interest expense was $13.2 million for the year ended December 31, 2008, compared to $3,000 for the year ended December 31, 2007. The increase in interest expense was a result of the indebtedness incurred in connection with the FTD acquisition, which closed on August 26, 2008.

        Other Income (Expense), net.    Other expense, net was $48,000 for the year ended December 31, 2008, compared to $0.7 million for the year ended December 31, 2007. The decrease in other expense, net, was primarily due to interest earned on a non-income tax dispute settlement, a $0.3 million net realized gain on sales of our short-term investments recognized in the year ended December 31, 2008 in connection with the liquidation of our short-term investments portfolio during the year ended December 31, 2008 and $0.3 million of imputed interest on the acquired member redemption liability of our loyalty marketing service recorded in the year ended December 31, 2007. These decreases were offset by an increase in foreign currency exchange rate losses and an increase in losses on disposal of assets.

        Provision for Income Taxes.    For the year ended December 31, 2008, we recorded a tax provision of $23.3 million on a pre-tax loss of $71.4 million. The tax provision reflects the impact of non-deductible goodwill and impairment charges of $176.2 million. Excluding these charges, the effective income tax rate for the year ended December 31, 2008 would have been 43.5%. For the year ended December 31, 2007, we recorded a tax provision of $40.9 million on pre-tax income of $98.7 million, resulting in an effective income tax rate of 41.5%. The increase in our effective income tax rate, excluding the impact of the impairment charges, was primarily due to (1) an increase in nondeductible executive compensation expense; (2) a lower amount of tax-free interest income; and (3) a net increase in the reserve for uncertain tax positions primarily due to state law changes. These increases were partially offset by (1) a lower state income tax rate, net of federal income tax benefit and (2) the release of the deferred tax valuation allowance attributable to the utilization of certain foreign net operating losses.

Classmates Media Segment Results

        Classmates Media Revenues.    Classmates Media revenues increased by $36.8 million, or 19.0%, to $230.2 million for the year ended December 31, 2008, compared to $193.4 million for the year ended December 31, 2007. The increase in Classmates Media revenues was primarily due to a $32.9 million increase in services revenues as a result of a 40% increase in our average number of pay accounts from 2.7 million for the year ended December 31, 2007 to 3.8 million for the year ended December 31, 2008, partially offset by a 7% decrease in ARPU from $3.31 for the year ended December 31, 2007 to $3.09 for the year ended December 31, 2008. The decrease in ARPU was primarily attributable to limited-time promotional subscription offerings in the fourth quarter of 2007, which negatively impacted ARPU in the year ended December 31, 2008 compared to the prior year and, to a lesser extent, a greater percentage of pay accounts represented by international social networking pay accounts which have lower-priced subscription plans compared to U.S. social networking pay accounts. The increase in Classmates Media revenues was also due to a $3.9 million increase in advertising revenues as a result of increased advertising revenues associated with our loyalty marketing and international social networking services, partially offset by decreased advertising revenues associated with post-transaction sales.

        Classmates Media Cost of Revenues.    Classmates Media cost of revenues increased by $1.6 million, or 4.1%, to $41.1 million, for the year ended December 31, 2008, compared to $39.5 million for the year ended December 31, 2007. Classmates Media cost of revenues as a percentage of Classmates Media revenues decreased to 17.9% for the year ended December 31, 2008, compared to 20.4% for the prior year period. The increase of $1.6 million was primarily related to a $2.6 million increase in customer support, overhead and personnel-related costs associated with our social networking services as a result of growth in the business and an increase in headcount, partially offset by decreased costs associated with our loyalty marketing service. The decrease in cost of revenues as a percentage of revenues was mainly due to a reduction in the weighted-average cost of points for our loyalty marketing service and a greater percentage of revenues generated from higher margin services.

        Classmates Media Sales and Marketing Expenses.    Classmates Media sales and marketing expenses increased by $2.9 million, or 3.7%, to $81.9 million, for the year ended December 31, 2008, compared to $78.9 million for the year ended December 31, 2007. Classmates Media sales and marketing expenses as a percentage of Classmates Media revenues decreased to 35.6% for the year ended December 31, 2008, compared to 40.8% for the prior year period. The increase of $2.9 million was the result of a $3.3 million increase in marketing costs related to acquiring new social networking and loyalty marketing members, partially offset by a $0.3 million decrease in personnel- and overhead-related expenses. The decrease as a percentage of Classmates Media revenues was mainly due to lower customer acquisition cost.

        Classmates Media Technology and Development Expenses.    Classmates Media technology and development expenses increased by $6.0 million, or 37.2%, to $22.0 million, for the year ended December 31, 2008, compared to $16.0 million for the year ended December 31, 2007. Classmates Media technology and development expenses as a percentage of Classmates Media revenues increased slightly to 9.5% for the year ended December 31, 2008, compared to 8.3% for the prior year period. The increase in expenses was primarily due to a $5.0 million increase in personnel-related expenses resulting from increased headcount to develop new features related to our social networking services and a $0.9 million increase in overhead expenses.

        Classmates Media General and Administrative Expenses.    Classmates Media general and administrative expenses increased by $7.2 million, or 23.5%, to $38.0 million, for the year ended December 31, 2008, compared to $30.8 million for the year ended December 31, 2007. Classmates Media general and administrative expenses as a percentage of Classmates Media revenues remained relatively stable, with a slight increase to 16.5% for the year ended December 31, 2008, compared to 15.9% for the prior year period. The increase was primarily related to a $6.2 million increase in personnel-related expenses, the expensing of $3.9 million in deferred transaction-related costs relating to the proposed IPO of CMC in the second quarter of 2008 and an increase in overhead-related costs of $2.2 million. These increases were partially offset by a $3.3 million non-income tax dispute settlement and a $1.9 million decrease in consulting expenses related to audit and executive search fees incurred in the year ended December 31, 2007 related to our proposed IPO of CMC.

Communications Segment Results

        Communications Revenues.    Communications revenues decreased by $62.6 million, or 19.6%, to $257.4 million for the year ended December 31, 2008, compared to $320.1 million for the year ended December 31, 2007. The decrease in Communications revenues was primarily due to a $54.6 million decrease in services revenues as a result of a 22% decrease in our average number of dial-up Internet access pay accounts from 2.0 million for the year ended December 31, 2007 to 1.6 million for the year ended December 31, 2008 and, to a lesser extent, a $1.5 million decrease in services revenues associated with our VoIP business, which we exited in the third quarter of 2007, partially offset by an increase in services revenues from our broadband services in the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease in Communications revenues was also due to an $8.0 million decrease in advertising revenues resulting from a decrease in pay accounts and termination of a key advertising contract during 2007. We anticipate continued declines in our Communications pay accounts, which will result in continued declines in Communications revenues.

        Communications Cost of Revenues.    Communications cost of revenues decreased by $11.4 million, or 16.4%, to $57.9 million, for the year ended December 31, 2008, compared to $69.3 million for the year ended December 31, 2007. Communications cost of revenues as a percentage of Communications increased slightly to 22.5% for the year ended December 31, 2008, compared to 21.6% for the prior year period. The decrease of $11.4 million was primarily due to a $9.8 million decrease in telecommunications costs associated with our dial-up Internet access services due to a decrease in the number of pay accounts, a decrease in hourly usage per pay account, and lower average hourly telecommunications costs. In addition, Communications costs of revenues decreased as a result of a $3.5 million decrease in customer support- and billing-related costs in the year ended December 31, 2008, compared to the year ended December 31, 2007, as a result of a decrease in the number of dial-up Internet access pay accounts and a decrease in the hourly rate charged by our third-party vendor and a $2.5 million decrease in costs associated with our VoIP service as a result of our decision to exit this business in the third quarter of 2007. These decreases were partially offset by a $6.0 million increase in costs associated with our broadband services due to an increase in the number of broadband pay accounts.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $23.9 million, or 28.4%, to $60.2 million, for the year ended December 31, 2008, compared to $84.1 million for the year ended December 31, 2007. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 23.4% for the year ended

December 31, 2008, compared to 26.3% for the prior year period. The decrease in expenses was a result of continued declines in dial-up Internet access revenues. The decrease of $23.9 million was attributable to a $21.6 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services, a $1.3 million decrease in promotion costs related to our broadband services, and a $0.7 million decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Communications Technology and Development Expenses.    Communications technology and development expenses decreased by $5.4 million, or 18.1%, to $24.2 million, for the year ended December 31, 2008, compared to $29.6 million, for the year ended December 31, 2007. Communications technology and development expenses as a percentage of Communications revenues remained stable at 9.4% for the year ended December 31, 2008, compared to 9.3% for the prior year period. The decrease in expense was primarily the result of a $5.5 million decrease in personnel-related expenses as a result of reduced headcount.

        Communications General and Administrative Expenses.    Communications general and administrative expenses decreased by $1.7 million, or 4.6%, to $34.9 million, for the year ended December 31, 2008, compared to $36.7 million for the year ended December 31, 2007. Communications general and administrative expenses as a percentage of Communications revenues increased to 13.6% for the year ended December 31, 2008, compared to 11.5% for the prior year period. The decrease of $1.7 million was due to a combined $2.4 million decrease in bad debt expense related to a technology partner and a litigation-related allowance recorded in the quarter ended September 30, 2007, a $2.0 million decrease in facilities and other overhead-related expenses, and a $0.6 million decrease in recruiting and relocation expenses. These decreases were partially offset by a $2.2 million increase in personnel-related expenses and, a $1.2 million increase in consulting fees. The increase as a percentage of revenues was largely attributable to continued declines in revenues as a result of continuing declines in the number of dial-up Internet access pay accounts.

        Communications Restructuring Charges.    Communications restructuring charges totaled $0.7 million for the year ended December 31, 2008, compared to $3.4 million for the year ended December 31, 2007. The restructuring charges for the year ended December 31, 2008 were primarily associated with the closure of our Orem, Utah facility. In 2007, we eliminated 69 positions and recorded restructuring charges totaling $3.0 million to better align the segment's cost structure within a mature business for dial-up Internet access services. In addition, we recognized $0.4 million in restructuring charges in the year ended December 31, 2007 for termination benefits paid to certain employees associated with our Web hosting and photo sharing businesses.

FTD Segment Results (Combined Results vs. Pre-Acquisition Results Discussion)

        The unaudited combined results of operations for FTD for the year ended December 31, 2008 and unaudited pre-acquisition results of operations for FTD for the year ended December 31, 2007 are set forth below. The unaudited combined results of operations of FTD for the year ended December 31, 2008 were derived by adding (i) the unaudited pre-acquisition results of operations of FTD for the period from January 1, 2008 through August 25, 2008 and (ii) the audited post-acquisition results of operations of FTD for the period from August 26, 2008 through December 31, 2008. The unaudited pre-acquisition results of operations of FTD for the period from January 1, 2008 through August 25, 2008 and for the year ended December 31, 2007 were derived from the unaudited pre-acquisition results of operations of FTD and include depreciation and amortization within segment operating expenses. The discussions of segment results of the Classmates Media and Communications segments exclude depreciation and amortization from segment operating expenses consistent with our definition of segment income (loss) from operations. The unaudited results of operations of FTD set forth below have been included with this Annual Report on Form 10-K for informational purposes only and do not purport to be indicative of the results of future operations of the FTD segment or the results that would have actually been attained had the acquisition taken place at the beginning of 2008. The pre-acquisition results of FTD should be read in conjunction with the historical consolidated financial statements of FTD Group, Inc. and the related notes to those financial statements. Historical public filings of FTD Group, Inc. are available at the SEC's Web site at www.sec.gov.

	Year Ended December 31,
	2008 Combined	2007 Pre-Acquisition	% Change
	(in thousands, except Average Order Value)
FTD segment revenues:
Products	$470,825	$478,579	(1.6)%
Services	149,473	153,356	(2.5)%
Advertising	1,705	—	N/A

Total FTD segment revenues	622,003	631,935	(1.6)%

Operating expenses:
Cost of revenues	375,211	378,376	(0.8)%
Sales and marketing	100,292	105,450	(4.9)%
Technology and development	18,202	25,739	(29.3)%
General and administrative	57,607	35,479	62.4%
Amortization of intangible assets	13,610	4,145	187.3%
Impairment of goodwill, intangible assets and long-lived assets	175,867	—	N/A

Total operating expenses	740,789	549,189	29.3%

Consumer orders	6,548	6,423	2.0%
Average order value	$62.99	$64.32	(2.0)%

        FTD Revenues.    FTD revenues decreased by $9.9 million, or 1.6%, to $622.0 million for the year ended December 31, 2008, compared to $631.9 million for the year ended December 31, 2007. Excluding the foreign currency exchange rate impact of $12.3 million due to a weaker British Pound versus the U.S. Dollar, revenues increased $2.4 million primarily due to an increase in consumer order volume, partially offset by a decrease in sales of products and services to our florist members. However, the increase in revenue, excluding the foreign currency exchange rate impact, was attributable to increased revenues in the first six months of 2008 when compared to the first six months of 2007. Due primarily to adverse economic conditions in the U.S. and the U.K., revenues during the latter part of 2008 declined when compared to the latter part of 2007. We expect that, at least in the near term, due to continuing adverse economic conditions and the impact of foreign currency exchange rates, FTD revenues will decline in 2009 when compared to 2008.

        FTD Cost of Revenues.    FTD cost of revenues decreased by $3.2 million, or 0.8%, to $375.2 million, for the year ended December 31, 2008, compared to $378.4 million for the year ended December 31, 2007. Excluding the impact of the strengthening of the U.S. Dollar versus the British Pound of $8.4 million, cost of revenues increased by $5.2 million compared to the prior year period. FTD cost of revenues as a percentage of FTD revenues increased to 60.3% for the year ended December 31, 2008, compared to 59.9% for the prior year period. Cost of revenues as a percentage of revenues was impacted by the British Pound to U.S. Dollar exchange rate, as well as a shift in the mix of products and services sold.

        FTD Sales and Marketing Expenses.    FTD sales and marketing expenses decreased by $5.2 million, or 4.9%, to $100.3 million, for the year ended December 31, 2008, compared to $105.5 million for the year ended December 31, 2007. FTD sales and marketing expenses as a percentage of FTD revenues decreased to 16.1% for the year ended December 31, 2008, compared to 16.7% for the prior year period. Excluding the impact of foreign currency exchange rates, sales and marketing costs decreased by $3.5 million. The decrease was due to reduced costs in certain programs, including online marketing and reduced florist member incentives, partially offset by increased direct marketing costs.

        FTD Technology and Development Expenses.    FTD technology and development expenses decreased by $7.5 million, or 29.3%, to $18.2 million, for the year ended December 31, 2008, compared to $25.7 million, for the year ended December 31, 2007. FTD technology and development expenses as a percentage of FTD revenues decreased to 2.9% for the year ended December 31, 2008, compared to 4.0% for the prior year period. Excluding the impact of foreign currency exchange rates, technology and development costs decreased by $6.9 million. The decrease was primarily driven by reduced costs for third-party services and personnel and related costs for technology development.

        FTD General and Administrative Expenses.    FTD general and administrative expenses increased by $22.1 million, or 62.4%, to $57.6 million, for the year ended December 31, 2008, compared to $35.5 million for the year ended December 31, 2007. FTD general and administrative expenses as a percentage of FTD revenues increased to 9.3% for the year ended December 31, 2008, compared to 5.6% for the prior year period. Excluding the impact of foreign currency exchange rates, general and administrative costs increased by $22.4 million. The increase was primarily due to the inclusion of $16.2 million of costs related to the acquisition of FTD in August 2008. In addition, FTD incurred charges of $2.0 million related to acquisition opportunities that were abandoned in light of the pending acquisition. The increase related to these costs was partially offset by reduced personnel and related costs and the reversal of a deferred compensation accrual upon the departure of a member of FTD's management.

        FTD Impairment of Goodwill, Intangible Assets and Long-Lived Assets.    FTD impairment charges totaled $175.9 million for the year ended December 31, 2008, compared to $0 for the year ended December 31, 2007. Impairment charges for the year ended December 31, 2008 were due to a reduction in the fair value of the FTD reporting unit compared to its carrying value and lower fair values in the FTD and Interflora trademarks and trade names compared to their carrying values.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Consolidated Results

        Revenues.    Consolidated services revenues decreased by $44.0 million, or 10%, to $379.5 million for the year ended December 31, 2007, compared to $423.6 million for the year ended December 31, 2006. The decrease in services revenues for the year ended December 31, 2007 was due to a decrease in revenues from our Communications segment, partially offset by an increase in revenues from our Classmates Media segment. Services revenues related to our Classmates Media segment and our Communications segment constituted 28.1% and 71.9%, respectively, of our consolidated services revenues for the year ended December 31, 2007, compared to 19.2% and 80.8%, respectively, for the year ended December 31, 2006. Consolidated advertising revenues increased by $34.9 million, or 35%, to $134.0 million for the year ended December 31, 2007, compared to $99.1 million for the year ended December 31, 2006. The increase was primarily attributable to an increase in advertising revenues in our Classmates Media segment and, to a lesser extent, also our Communications segment. Advertising revenues related to our Classmates Media segment and our Communications segment constituted 64.9% and 35.1%, respectively, of our consolidated advertising revenues for the year ended December 31, 2007, compared to 58.8% and 41.2%, respectively, for the year ended December 31, 2006.

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

        Technology and Development Expenses.    Consolidated technology and development expenses decreased by $1.6 million, or 3%, to $51.0 million, or 9.9% of consolidated revenues, for the year ended December 31, 2007, compared to $52.6 million, or 10.1% of consolidated revenues, for the year ended December 31, 2006. The decrease was attributable to a decrease in expenses in the Communications segment, partially offset by an increase in expenses in the Classmates Media segment and a $0.7 million increase in depreciation. Product development expenses related to our Classmates Media segment and our Communications segment constituted 35.1% and 64.9%, respectively, of total segment product development expenses for the year ended December 31, 2007, compared to 21.9% and 78.1%, respectively, for the year ended December 31, 2006.

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

        Amortization of Intangible Assets.    Consolidated amortization of intangible assets decreased by $4.8 million, or 27%, to $12.8 million for the year ended December 31, 2007, compared to $17.6 million for the year ended December 31, 2006. The decrease was primarily attributable to the accelerated amortization of intangible assets in earlier years associated with our Classmates acquisition in November 2004, partially offset by increased amortization related to intangible assets acquired in connection with our acquisition of The Names Database in March 2006 and our acquisition of MyPoints in April 2006.

        Restructuring Charges.    In the year ended December 31, 2007, we recorded restructuring charges totaling $3.4 million. In October 2007, we eliminated 69 positions and recorded restructuring charges totaling $3.0 million within our Communications segment to better align the segment's cost structure within a mature business for dial-up Internet access services. In addition, we recognized $0.4 million in restructuring charges in the year ended December 31, 2007 for termination benefits paid to certain employees associated with our Web hosting and photo sharing businesses.

        In the year ended December 31, 2006, we recorded restructuring charges totaling $0.6 million primarily for lease termination costs and termination benefits paid to certain employees.

        Interest Income.    Interest income increased by $1.3 million, or 23%, to $7.1 million for the year ended December 31, 2007, compared to $5.8 million for the year ended December 31, 2006. The increase was primarily due to higher average cash and cash equivalents and short-term investments balances and higher interest rates.

        Interest Expense.    Interest expense decreased to $3,000 for the year ended December 31, 2007, compared to $1.6 million for the year ended December 31, 2006. The decrease was primarily the result of a decrease in amortized deferred financing costs related to our term loan. In January 2006, we expensed the remaining $1.5 million in deferred financing costs upon our repayment of the $54.2 million balance of the term loan.

        Other Income (Expense), net.    Other expense, net remained relatively flat at $0.7 million for the years ended December 31, 2007 and 2006. Other expense, net increased slightly as a result of an increase in foreign currency exchange rate losses, partially offset by a $0.3 million decrease in imputed interest on the acquired member redemption liability of our loyalty marketing service. Net realized gains on sales of our short-term investments were not significant for the years ended December 31, 2007 and 2006.

        Provision for Income Taxes.    For the year ended December 31, 2007, we recorded a tax provision of $40.9 million on pre-tax income of $98.7 million, resulting in an effective tax rate of 41.5%. The effective tax rate differs from the statutory federal income tax rate primarily due to (1) state income taxes, net of federal benefit; (2) compensation, including stock-based compensation, that is limited under Section 162(m) of the Internal Revenue Code, or the Code; (3) foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization; (4) the re-measurement of certain deferred tax assets in New York; (5) employee stock purchase plan compensation, the benefit of which is not currently recognized under SFAS No. 123R but which is recognized upon a disqualified disposition; and (6) the benefit of federal tax exempt interest income.

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

        Cumulative Effect of Accounting Change, Net of Tax.    In the year ended December 31, 2006, we recorded a $1.1 million pre-tax benefit ($1.0 million, net of tax) as the cumulative effect of accounting change upon the adoption of SFAS No. 123R to recognize the effect of estimating the number of equity awards granted prior to January 1, 2006 that are not ultimately expected to vest.

Classmates Media Segment Results

        Classmates Media Revenues.    Classmates Media services revenues increased by $25.4 million, or 31%, to $106.5 million for the year ended December 31, 2007, compared to $81.1 million for the year ended December 31, 2006. The increase in Classmates Media services revenues was due to a 36% increase in our average number of pay accounts from 2.0 million for the year ended December 31, 2006 to 2.7 million for the year ended December 31, 2007. This increase in the average number of pay accounts was primarily attributable to a Classmates pay feature, our digital guestbook, which was introduced in the fourth quarter of 2006 and, to a lesser extent, an increase in the number of international pay accounts. The increase in Classmates Media services revenues due to pay accounts was partially offset by a 4% decrease in ARPU from $3.44 for the year ended December 31, 2006 to $3.31 for the year ended December 31, 2007. The decrease in ARPU was primarily attributable to a greater overall proportion of international pay accounts compared to U.S. pay accounts and the fact that pricing for our international social networking services is lower than for our Classmates social networking services.

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

        Classmates Media Technology and Development Expenses.    Classmates Media product development expenses increased by $5.5 million, or 53%, to $16.0 million, or 8.3% of Classmates Media revenues, for the year ended December 31, 2007, compared to $10.5 million, or 7.5% of Classmates Media revenues, for the year ended December 31, 2006. The increase in expenses was primarily due to a $2.7 million increase in personnel-related expenses due to increased headcount to develop new product features related to our social networking services. In addition, a portion of the increase was related to expenses associated with our loyalty marketing service, which we acquired in April 2006 and which was included in our results of operations for the full year ended December 31, 2007 compared to only 266 days for the year ended December 31, 2006. Product development expenses associated with our loyalty marketing service increased by $2.3 million in the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to the fact that no such product development expenses were included in our consolidated financial statements in the first three months and nine days of 2006 (the period prior to our acquisition of MyPoints). The increase in expenses was also due to a $0.4 million increase in overhead expenses and a $0.3 million increase in stock-based compensation.

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

Communications Segment Results

        Communications Revenues.    Communications services revenues decreased by $69.4 million, or 20%, to $273.0 million for the year ended December 31, 2007, compared to $342.4 million for the year ended December 31, 2006. The decrease in Communications services revenues was due to an 18% decrease in our average number of pay accounts from 3.0 million for the year ended December 31, 2006 to 2.4 million for the year ended December 31, 2007. The decrease in the average number of pay accounts was substantially attributable to a decrease in the number of dial-up Internet access pay accounts. In addition, the decrease in revenues was partially due to a 2% decrease in ARPU from $9.63 for the year ended December 31, 2006 to $9.41 for the year ended December 31, 2007. The decrease in ARPU was primarily attributable to an increased number of subscribers on lower-priced subscription plans. The decrease in dial-up services revenues was partially offset by a $6.3 million increase in 2007 versus 2006 in revenues from our broadband Internet access service, which was launched in the December 2006 quarter.

        Communications advertising revenues increased by $6.3 million, or 15%, to $47.1 million for the year ended December 31, 2007, from $40.8 million for the year ended December 31, 2006. The vast majority of the increase was attributable to an increase in search revenues.

        Communications Cost of Revenues.    Communications cost of revenues decreased by $14.3 million, or 17%, to $69.3 million, or 21.6% of Communications revenues, for the year ended December 31, 2007, compared to $83.5 million, or 21.8% of Communications revenues, for the year ended December 31, 2006. The decrease was primarily due to a $15.4 million decrease in telecommunications costs associated with our dial-up Internet access business due to a decrease in the number of pay accounts, a decrease in hourly usage per pay account as well as lower average hourly telecommunications costs. In addition, customer support and billing-related costs decreased by $5.4 million in 2007 versus 2006 as a result of a decrease in the number of dial-up Internet access pay accounts and a decrease in the hourly rate charged by our third-party vendor, and by $2.1 million due to a decrease in costs associated with our VoIP services as a result of our decision during 2007 to exit our VoIP services. These decreases were partially offset by a $7.4 million increase in costs associated with our broadband Internet access service, which was launched in the December 2006 quarter.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $31.9 million, or 27%, to $84.1 million, or 26.3% of Communications revenues, for the year ended December 31, 2007, compared to $116.0 million, or 30.3% of Communications revenues, for the year ended December 31, 2006. This decrease was attributable to a $24.3 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services and an $8.6 million decrease in advertising costs associated with our VoIP services as a result of our decision during 2007 to exit our VoIP services. These decreases were partially offset by a $1.5 million increase in advertising costs related to our broadband Internet access service, which was launched in the December 2006 quarter.

        Communications Technology and Development Expenses.    Communications product development expenses decreased by $7.8 million, or 21%, to $29.6 million, or 9.3% of Communications revenues, for the year ended December 31, 2007, compared to $37.4 million, or 9.8% of Communications revenues, for the year ended December 31, 2006. The decrease was primarily the result of a $4.9 million decrease in personnel-related expenses associated with reduced headcount needs, a $1.8 million decrease in other overhead-related expenses and a $0.8 million decrease in stock-based compensation. Internal capitalized software development expenses decreased to $6.1 million for the year ended December 31, 2007, compared to $7.3 million for the year ended December 31, 2006, due to a decrease in the number of development projects in 2007 compared to 2006.

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

Liquidity and Capital Resources

        On August 26, 2008, we completed the acquisition of 100% of the capital stock of FTD Group, Inc. We paid a combination of (i) $10.15 in cash and (ii) 0.4087 of a share of United Online common stock for each outstanding share of FTD common stock. The total merger consideration was approximately $307 million in cash and approximately 12.3 million shares of United Online common stock, subject to the payment of cash in lieu of fractional shares of United Online common stock.

        The FTD acquisition was financed, in part, with the net proceeds from (i) a $60 million senior secured credit agreement with Silicon Valley Bank (the "UOL Credit Agreement") and (ii) $425 million of term loan borrowings under senior secured credit facilities, including a $50 million revolving line of credit, with Wells Fargo Bank, National Association (the "FTD Credit Agreement"). The remaining cash consideration in the transaction was paid from United Online's and FTD's existing cash on hand.

        The term loans under the UOL Credit Agreement bear interest at either LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 2.00% per annum. The UOL Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, and the ability to incur additional debt and liens) that, among other things, impose the maintenance of a maximum consolidated leverage ratio and the maintenance of a minimum consolidated fixed charge coverage ratio and minimum consolidated adjusted EBITDA.

        The obligations under the UOL Credit Agreement are guaranteed by our domestic wholly-owned subsidiaries, other than UNOL Intermediate, Inc. (a wholly-owned subsidiary of United Online and the direct parent of FTD Group, Inc.) and its subsidiaries. In addition, the obligations under the UOL Credit Agreement are secured by a lien on substantially all of the assets of the guarantors, including a pledge of all of the outstanding capital stock of the guarantors' direct subsidiaries (except with respect to foreign subsidiaries, in which case such pledge is limited to 66% of the outstanding capital stock), excluding the capital stock of UNOL Intermediate, Inc.

        The FTD Credit Agreement consists of (i) a term loan A facility of $75 million, (ii) a term loan B facility of $300 million, and (iii) a revolving credit facility of $50 million. The interest rate set forth in the FTD Credit Agreement for loans made under the revolving credit facility and term loan A facility is either the prime rate plus 2.50% per annum, or LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%), in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The interest rate set forth in the FTD Credit Agreement for loans made under the term loan B facility is either the prime rate plus 3.50% per annum, or LIBOR plus 4.50% per annum (with a LIBOR floor of 3.00%), in each case, with step-downs in the interest rate depending on FTD's leverage ratio. In addition, there is a commitment fee equal to 0.50% per annum (with step-downs in the commitment fee depending on FTD's leverage ratio) on the unused portion of the revolving credit facility. The FTD Credit Agreement is guaranteed by UNOL Intermediate, Inc. and substantially all of the domestic subsidiaries of FTD and is secured by substantially all of the assets of FTD and such subsidiaries, including a pledge of all of the outstanding capital stock owned by FTD and such guarantors (provided that no more than 66% of the capital stock of any foreign subsidiary is pledged or otherwise secures the FTD Credit Agreement). The FTD Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants that, among other things, require FTD not to exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio and imposes restrictions and limitations on, among other things, capital expenditures, investments, dividends, asset sales, and the incurrence of additional debt and liens. On the date of the FTD acquisition, term loan A and term loan B under the FTD Credit Agreement were funded.

        In connection with the closing of the FTD acquisition, all of the approximately $122.1 million of outstanding borrowings under FTD's existing credit facilities were repaid. In addition, FTD, Inc.

("FTDI"), a Delaware corporation and wholly-owned subsidiary of FTD Group, Inc., repurchased approximately $170.0 million aggregate principal amount of its 7.75% Senior Subordinated Notes due 2014 (the "FTDI Notes") tendered pursuant to its offer to repurchase all of the approximately $170.1 million outstanding principal amount of FTDI Notes, which purchased FTDI Notes were canceled. Substantially concurrently with the closing of the FTD acquisition, we effected a covenant defeasance with respect to the balance of the FTDI Notes pursuant to the terms of the indenture governing the FTDI Notes.

        Our total cash, cash equivalent and short-term investments balances decreased by $113.9 million, or 52.1%, to $104.5 million at December 31, 2008, compared to $218.3 million at December 31, 2007. Our summary cash flows for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$164,049	$127,225	$101,470
Net cash provided by (used for) investing activities	$(258,586)	$48,526	$(89,837)
Net cash provided by (used for) financing activities	$51,824	$(45,561)	$(92,725)

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

        Net cash provided by operating activities increased by $36.8 million, or 28.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Net cash provided by operating activities is driven by our net income adjusted for non-cash items, including, but not limited to, depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, deferred taxes, tax benefits from equity awards and changes in operating assets and liabilities. The increase was primarily due to a $176.4 million increase in non-cash items and a $13.7 million favorable change in operating assets and liabilities, partially offset by a $152.4 million increase in net loss.

        Net cash used for investing activities was $258.6 million for the year ended December 31, 2008, compared to net cash provided by investing activities of $48.5 million for the year ended December 31, 2007. The net increase in cash used for investing activities of $307.1 million was primarily due to the cash paid for the FTD acquisition and a $5.2 million decrease in net proceeds from maturities and sales of short-term investments as a result of the liquidation of our short-term investments portfolio to fund the FTD acquisition.

        Capital expenditures for the year ended December 31, 2008 were $19.9 million. We currently anticipate that our total capital expenditures for 2009 will be in the range of $27.0 million to $32.0 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash provided by financing activities was $51.8 million for the year ended December 31, 2008, compared to net cash used for financing activities of $45.6 million for the year ended December 31, 2007. The increase in net cash provided by financing activities was primarily related to net proceeds from the UOL Credit Agreement and the FTD Credit Agreement of $422.0 million, partially offset by the repayment of FTD indebtedness of $302.3 million in connection with the closing of the FTD acquisition and payments on the UOL Credit Agreement and FTD Credit Agreement of $11.4 million. In addition, there was a $4.1 million decrease in the payment of dividends resulting from the decrease in our quarterly dividend from $0.20 per share of common stock to $0.10 per share of common stock as discussed below. The increase in net cash provided by financing activities was partially offset by a combined $8.6 million decrease in proceeds from exercises of stock options and proceeds from our employee stock purchase plan; a $3.2 million increase in repurchases of common stock in connection with shares withheld upon vesting of restricted stock awards and restricted stock units to pay applicable employee withholding taxes; and a $2.9 million decrease in excess tax benefits from equity awards.

        In January, April and July 2008, our Board of Directors declared quarterly cash dividends of $0.20 per share of common stock, which were paid on February 29, 2008, May 30, 2008 and August 29, 2008 and totaled $14.6 million, $14.9 million and $14.9 million, respectively. Following the closing of the FTD acquisition, our Board of Directors decreased our quarterly cash dividend from $0.20 per share of common stock to $0.10 per share of common stock. In October 2008, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The dividend was paid on November 28, 2008 and amounted to $8.7 million. In January 2009, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend was February 13, 2009. The dividend was paid on February 27, 2009 and totaled $8.8 million. In accordance with the terms of the FTD Credit Agreement, cash flows at FTD will, in general, not be available to us (other than FTD). In addition, the UOL Credit Agreement imposes certain limitations on our ability to pay dividends. The payment of future dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial performance and other factors. The payment of dividends will negatively impact cash flows from financing activities. Future cash flows from financing activities may also be affected by our repurchases of our common stock. Our Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From August 2001 through December 31, 2008, we had repurchased a total of $139.2 million of our common stock under the program. We have not repurchased any shares of our common stock under the program since February 2005, and at December 31, 2008, the remaining amount available under the program was $60.8 million. The UOL Credit Agreement imposes certain restrictions on our ability to repurchase shares of our common stock.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units, restricted stock awards and stock awards we award to employees. We currently do not collect the applicable employee withholding taxes upon vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards from employees. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the program. Similar to repurchases of common stock under the program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the years ended December 31, 2008 and 2007 were $8.8 million and $5.6 million, respectively, for which we withheld 806,000 shares and 390,000 shares of common stock, respectively, that were underlying the restricted stock units and restricted stock awards which vested and stock awards that were issued. The amount we pay in future quarters will vary based on our stock price and the number of restricted stock units vesting and stock awards being issued during the quarter.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the next twelve months. We intend to use our existing cash balances and future cash generated from operations to fund, among other things, both contractual payments and optional prepayments on the outstanding balances under the UOL Credit Agreement and FTD Credit Agreement, dividend payments, if declared by our Board of Directors; the development and acquisition of other services, businesses or technologies; to repurchase our common stock underlying restricted stock units and stock awards and pay the employee withholding taxes due on vested restricted stock units and stock awards issued; and to fund future capital expenditures. Under the terms of the UOL Credit Agreement and the FTD Credit Agreement, there are significant limitations on our ability to use cash flows from operations generated by our Communications and Classmates Media segments for the benefit of the FTD segment and, conversely, there are significant limitations on our ability to use cash flows from operations generated by the FTD segment for the benefit of United Online, Inc. or the Communications and Classmates Media segments. The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to fulfill our short-term and long-term debt service obligations.

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

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

        Net cash provided by operating activities increased by $25.8 million, or 25%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. Cash provided by operating activities was driven by our net income adjusted for non-cash items, including, but not limited to, depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, deferred taxes, tax benefits from equity awards and changes in operating assets and liabilities. The increase from 2006 was primarily due to favorable net operating assets and liabilities changes of $18.4 million and a $15.5 million increase in net income, partially offset by a $7.1 million decrease in non-cash items.

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

        Net cash used for financing activities decreased by $47.2 million, or 51%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. In January 2006, we paid, in full, the outstanding balance on our term loan of $54.2 million. The decrease in net cash used for financing activities was partially offset by a $3.6 million increase in the payment of dividends and a $2.9 million increase in repurchases of common stock in connection with shares withheld upon vesting of restricted stock units to pay applicable employee withholding taxes. In 2007 and 2006, we paid quarterly cash dividends of $0.20 per share of common stock for a total of $57.1 million and $53.1 million, respectively.

        Cash flows from financing activities were also negatively impacted by the withholding of a portion of shares underlying the restricted stock units we award to employees. Upon vesting, we did not collect the applicable employee withholding taxes for restricted stock units from employees. Instead, we automatically withheld, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due. We then paid the applicable withholding taxes in cash. The net effect of such withholding adversely impacted our cash flows from financing activities. The amounts remitted in the years ended December 31, 2007 and 2006 were $5.6 million and $2.7 million, respectively, for which we withheld 390,000 shares and 215,000 shares of common stock, respectively, that were underlying the restricted stock units.

Contractual Obligations

        Contractual obligations at December 31, 2008 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Operating leases(1)	$64,736	$16,424	$21,587	$14,157	$12,568
Services and promotional contracts	8,111	6,059	2,052	—	—
Telecommunications purchases	2,053	1,144	909	—	—
Media purchases	2,502	2,477	25	—	—
Floral-related purchase obligations	2,473	2,246	227	—	—
Debt, including interest	582,776	50,924	107,206	123,993	300,653
Member redemption liability, long-term	5,231	—	5,231	—	—
Other long-term liabilities	2,771	438	1,440	263	630

Total	$670,653	$79,712	$138,677	$138,413	$313,851

(1)
The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $1.5 million. We remain secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. We do not believe that material payments will be required as a result of our secondary responsibilities.

        At December 31, 2008, we had gross unrealized tax benefits of approximately $11.8 million, all of which, if recognized, would have an impact on our effective tax rate.

        Commitments under standby letters of credit at December 31, 2008 are scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Standby letters of credit	$12,929	$11,805	$882	$242	$—

        Standby letters of credit are maintained pursuant to certain of our lease arrangements. The standby letters of credit remain in effect at declining levels through the terms of the related leases. In addition, standby letters of credit are maintained by FTD to secure credit card processing activity.

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

Off-Balance Sheet Arrangements

        At December 31, 2008, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

Business Combinations

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. Among other things, SFAS No. 141(R) establishes new guidelines for the expensing of transaction and restructuring costs, fair value measurement of contingent consideration in earnings and capitalization of in-process research and development. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. SFAS No. 141(R) requires prospective application for all acquisitions after the date of adoption. We expect SFAS No. 141(R) to have an impact on how acquisitions are reflected in the consolidated financial statements when effective, but the timing, nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions that we consummate after the effective date.

        Additionally, for business combinations in which the acquisition date is prior to the effective date of SFAS No. 141(R), the acquirer is required to apply the requirements of SFAS No. 109, Income Taxes, as amended by SFAS No. 141(R), prospectively. After the effective date of SFAS No. 141(R), changes in the valuation allowance for acquired deferred tax assets and dispositions of uncertain income tax positions must be recognized as an adjustment to income tax expense rather than through goodwill. The impact of the adoption of SFAS No. 141(R) on our consolidated financial statements will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the impact of the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 changed the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 encourages, but does not require, presenting disclosures for earlier periods for comparative purposes at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS No. 161 on January 1, 2009. Because SFAS No. 161 amended only the disclosure requirements for derivative instruments and hedged items, the adoption of SFAS No. 161 will only affect the disclosure in our consolidated financial statements.

Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R)when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for the entity-specific factors in SFAS No. 142. FSP 142-3 was effective for us beginning January 1, 2009. We do not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

        In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), in which the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends (such as restricted stock units) are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP EITF 03-6-1 were effective for us beginning January 1, 2009 and, in 2009, will be applied retroactively to all prior-period earnings per share computations. We are currently evaluating the impact of the adoption of FSP EITF 03-6-1 on our earnings per share amounts.

Inflation

        Inflation did not have a material impact on our consolidated results of operations during the years ended December 31, 2008, 2007 and 2006, and we do not currently anticipate that inflation will have a material impact on our consolidated results of operations for year ending December 31, 2009.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on the outstanding balances of the UOL Credit Agreement and the FTD Credit Agreement. The term loans under the UOL Credit Agreement bear interest at either LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 2.00% per annum. The interest rate set forth in the FTD Credit Agreement for loans made under the revolving credit facility and term loan A facility is either LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 2.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The interest rate set forth in the FTD Credit Agreement for loans made under the term loan B facility is either the prime rate plus 3.50% per annum or LIBOR plus 4.50% per annum (with a LIBOR floor of 3.00%), in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The FTD Credit Agreement also requires that FTD maintain one or more interest rate swap agreements, interest rate cap agreements, interest rate collar agreements or other similar instruments to manage risks associated with interest rate fluctuations and exposures on its credit facilities with Wells Fargo Bank, National Association. Accordingly, in November 2008, we entered into a three-year interest rate cap instrument based on a $150 million notional amount of our FTD Credit Agreement. At December 31, 2008, the interest rate cap instrument was designated as a cash flow hedge and was intended to be in place from January 2009 through September 2011. However, in January 2009, as economic and capital market conditions continued to deteriorate, we determined that prime-based borrowings were more attractive than LIBOR-based borrowings. Therefore, in January 2009, the cash flow hedge was de-designated, and will no longer qualify for hedge accounting. Therefore, fluctuations in market value of the interest rate cap will be recorded in earnings. If interest rates were to increase 100 basis points, the result would be an annual increase in our interest expense related to our debt of approximately $4.2 million.

        We also have interest rate risk related to our short-term investments portfolio. As a result, we are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates.

        We typically have maintained a short-term investments portfolio consisting, at times, of U.S. commercial paper, U.S. corporate notes, U.S. Government or U.S. Government agencies obligations, and municipal securities, including, prior to 2008, auction rate securities. We have not used derivative financial instruments in our short-term investments portfolio. Our principal objective in managing our short-term investments is the preservation of principal and liquidity, while optimizing yield without significantly increasing risk. The minimum long-term credit rating is A, and if a long-term credit rating is not available, we require a minimum short-term credit rating of A1 and P1. Furthermore, by policy, we limit the amount of credit exposure to any one issuer. Our short-term investments, at times in both fixed-rate and variable-rate interest-earning instruments, carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while variable-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal by selling securities which have declined in market value due to changes in interest rates.

        During the year ended December 31, 2008, in connection with our acquisition of FTD, we liquidated our short-term investments portfolio and recognized gains of approximately $0.3 million. Additionally, during 2007, we liquidated, without any losses in principal, our investments in auction rate securities and did not hold any auction rate securities in our portfolio at December 31, 2008 or 2007. We classify all of our short-term investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At December 31, 2008, we had no short-term investments.

Foreign Currency Risk

        We transact business in foreign currencies and may be exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound (GBP), the Indian Rupee (INR), the Euro (EUR), and the Canadian Dollar (CAD), which may result in gains or losses reported in our earnings. The volatilities in GBP, INR, EUR, and CAD (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. When the functional currencies of our foreign operations are denominated in the local currency of our subsidiaries, the foreign currency translation adjustments are reflected as a component of stockholders' equity and do not impact our operating results. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar reported revenues and expenses depending on the trend in currency. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and expenses. We do not currently hedge foreign currency translation risk. A hypothetical 10% adverse change in overall foreign currency exchange rates over an entire year would result in a reduction of reported revenue of approximately $6.8 million and a reduction of reported loss before income taxes of approximately $1.2 million. Excluding the impact of impairment charges, a hypothetical 10% adverse change in foreign currency exchange rates would result in a reduction of income before income taxes of $0.6 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions in our foreign operations denominated in currencies other than the local functional currency are included in other income (expense), net in the consolidated statements of operations. The recent decline in the value of the U.S. Dollar compared to the British Pound had an adverse effect on our FTD segment's operating results for the year ended December 31, 2008. While we have not engaged in foreign currency hedging to date, we may in the future use hedging programs, including currency forward contracts, currency options and/or other derivative financial instruments commonly utilized if it is determined that such hedging activities are appropriate to reduce risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For our Consolidated Financial Statements and Schedule II, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2008, the Company's internal control over financial reporting was effective. Management has excluded from its assessment of internal control over financial reporting at December 31, 2008 the internal control over financial reporting of FTD Group, Inc. and its subsidiaries because FTD was acquired by the Company in a purchase business combination on August 26, 2008. FTD's total assets and total revenues represent 12% and 27%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

        The Company's internal control over financial reporting at December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        On August 26, 2008, the Company completed the acquisition of FTD. The Company is in the process of integrating FTD and will be conducting an evaluation of internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002. Excluding the FTD acquisition, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is hereby incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is hereby incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is hereby incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is hereby incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report:

1.	Consolidated Financial Statements:
Page
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets	F-4
	Consolidated Statements of Operations	F-5
	Consolidated Statements of Comprehensive Income (Loss)	F-6
	Consolidated Statements of Stockholders' Equity	F-7
	Consolidated Statements of Cash Flows	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial Statement Schedule:
Page
	Schedule II—Valuation and Qualifying Accounts	F-56

        All other schedules have been omitted because the information required to be set forth therein is not applicable, not required or is shown in the consolidated financial statements or notes related thereto.

  3.
  Exhibits:

        In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  •
  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  •
  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  •
  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

  •
  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and in the Company's other public filings, which are available without charge through the SEC's Web site at www.sec.gov.

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
2.2	Agreement and Plan of Merger, dated April 30, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated July 16, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Form of Indemnification Agreement		10-Q	000-33367	11/10/2008
10.2	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.3	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.4	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.5	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.6	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.7	FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008		10-Q	000-33367	11/10/2008
10.8	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/8/2005

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
10.9	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan, 2001 Supplemental Stock Incentive Plan and FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008	X		000-33367	2/27/2009
10.10	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan, 2001 Supplemental Stock Incentive Plan and FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008	X		000-33367	2/27/2009
10.11	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	5/12/2008
10.12	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.13	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.14	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.15	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	5/3/2007
10.16	First Amendment to Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.17	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		8-K	000-33367	12/30/2008
10.18	Employment Agreement between Classmates Media Corporation and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.19	Amended and Restated Employment Agreement between Classmates Media Corporation and Mark R. Goldston		8-K	000-33367	12/30/2008
10.20	Employment Agreement between the Registrant and Jeremy E. Helfand		10-Q	000-33367	10/30/2007
10.21	First Amendment to Employment Agreement between Registrant and Jeremy E. Helfand	X		000-33367	2/27/2009
10.22	Employment Agreement between the Registrant and Paul E. Jordan		10-Q	000-33367	10/30/2007
10.23	First Amendment to Employment Agreement between Registrant and Paul E. Jordan	X		000-33367	2/27/2009
10.24	Amended and Restated Employment Agreement between Classmates Online, Inc. and Steven B. McArthur		10-Q	000-33367	11/10/2008
10.25	First Amendment to Amended and Restated Employment Agreement between Classmates Online, Inc. and Steven B. McArthur	X		000-33367	2/27/2009

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
10.26	Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	10/30/2007
10.27	Second Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		8-K	000-33367	12/30/2008
10.28	Employment Agreement between the Registrant and Scott H. Ray		10-Q	000-33367	10/30/2007
10.29	First Amendment to Employment Agreement between the Registrant and Scott H. Ray		8-K	000-33367	12/30/2008
10.30	Employment Agreement between the Registrant and Gerald J. Popek		10-Q	000-33367	10/30/2007
10.31	Employment Agreement between the Registrant and Robert J. Taragan		10-Q	000-33367	10/30/2007
10.32	First Amendment to Employment Agreement between Registrant and Robert J. Taragan	X		000-33367	2/27/2009
10.33	Employment Agreement between the Registrant and Matthew J. Wisk		10-Q	000-33367	10/30/2007
10.34	First Amendment to Employment Agreement between the Registrant and Matthew J. Wisk		8-K	000-33367	12/30/2008
10.35	Employment Agreement between FTD Group, Inc. and Robert S. Apatoff		10-Q	000-33367	11/10/2008
10.36	First Amendment to Employment Agreement between FTD Group, Inc. and Robert S. Apatoff	X		000-33367	2/27/2009
10.37	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Mark R. Goldston		8-K	000-33367	12/30/2008
10.38	Restricted Stock Unit Issuance Agreement Amendment Agreement between United Online, Inc. and Mark R. Goldston		8-K	000-33367	12/30/2008
10.39	Restricted Stock Unit Issuance Agreement Amendment Agreement between United Online, Inc. and Scott H. Ray		8-K	000-33367	12/30/2008
10.40	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Frederic A. Randall, Jr.		8-K	000-33367	12/30/2008
10.41	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Matthew J. Wisk		8-K	000-33367	12/30/2008
10.42	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Jeremy E. Helfand	X		000-33367	2/27/2009

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
10.43	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Paul E. Jordan	X		000-33367	2/27/2009
10.44	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Robert J. Taragan	X		000-33367	2/27/2009
10.45	United Online, Inc. 2008 Management Bonus Plan		10-Q	000-33367	8/8/2008
10.46	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.47	Commitment Letter, dated April 30, 2008, from Wells Fargo Bank, National Association, to United Online, Inc.		8-K	000-33367	5/6/2008
10.48	Commitment Letter, dated July 2, 2008, from Silicon Valley Bank to United Online, Inc.		8-K	000-33367	7/17/2008
10.49	Voting and Support Agreement, dated as of April 30, 2008, by and among Green Equity Investors IV L.P., FTD Co-Investment, LLC and United Online, Inc.		S-4/A	333-151998	7/22/2008
10.50	Credit Agreement, dated as of August 4, 2008, among UNOLA Corp., the financial institutions party thereto from time to time and Wells Fargo Bank, National Association, as sole lead arranger, sole book manager and administrative agent		8-K	000-33367	8/8/2008
10.51	Credit Agreement, dated as of August 11, 2008, among United Online, Inc., the lenders party thereto from time to time and Silicon Valley Bank, as administrative agent		8-K	000-33367	8/14/2008
21.1	List of Subsidiaries	X		000-33367	2/27/2009
23.1	Consent of Independent Registered Public Accounting Firm	X		000-33367	2/27/2009
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)	X		000-33367	2/27/2009
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/27/2009
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/27/2009
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/27/2009

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/27/2009
  (b)
  Exhibits

        The exhibits filed as part of this report are listed in Item 15(a)(3) of this Annual Report on Form 10-K.

  (c)
  Financial Statement Schedules

        The financial statement schedules required by Regulation S-X and Item 8 of this Annual Report on Form 10-K are listed in Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2009.

UNITED ONLINE, INC.
By:	/s/ MARK R. GOLDSTON Mark R. Goldston Chairman, President and Chief Executive Officer

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Mark R. Goldston and Neil P. Edwards, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ MARK R. GOLDSTON Mark R. Goldston	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer and Director)	February 27, 2009
/s/ NEIL P. EDWARDS Neil P. Edwards	Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2009
/s/ JAMES T. ARMSTRONG James T. Armstrong	Director	February 27, 2009
/s/ ROBERT BERGLASS Robert Berglass	Director	February 27, 2009
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	February 27, 2009

Signature	Title	Date

/s/ DENNIS HOLT Dennis Holt	Director	February 27, 2009
/s/ HOWARD G. PHANSTIEL Howard G. Phanstiel	Director	February 27, 2009
/s/ CAROL A. SCOTT Carol A. Scott	Director	February 27, 2009

EXHIBIT INDEX

        In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  •
  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  •
  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  •
  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

  •
  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and in the Company's other public filings, which are available without charge through the SEC's Web site at www.sec.gov.

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of April 9, 2006, by and between United Online, Inc. and UAL Corporation		8-K	000-33367	4/13/2006
2.2	Agreement and Plan of Merger, dated April 30, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated July 16, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1	Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B		10-K	000-33367	3/1/2007

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Form of Indemnification Agreement		10-Q	000-33367	11/10/2008
10.2	2001 Amended and Restated Employee Stock Purchase Plan		10-Q	000-33367	5/3/2004
10.3	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.4	2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.5	Classmates Online, Inc. Amended and Restated 1999 Stock Plan		S-8	333-121217	2/11/2005
10.6	Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.7	FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008		10-Q	000-33367	11/10/2008
10.8	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.9	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan, 2001 Supplemental Stock Incentive Plan and FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008	X		000-33367	2/27/2009
10.10	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan, 2001 Supplemental Stock Incentive Plan and FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008	X		000-33367	2/27/2009
10.11	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	5/12/2008
10.12	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.13	Form of Option Agreement for 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.14	Form of Option Agreement for Classmates Online, Inc. 2004 Stock Plan		10-Q	000-33367	5/10/2005
10.15	Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	5/3/2007
10.16	First Amendment to Employment Agreement between the Registrant and Mark R. Goldston		10-Q	000-33367	10/30/2007
10.17	Amended and Restated Employment Agreement between the Registrant and Mark R. Goldston		8-K	000-33367	12/30/2008
10.18	Employment Agreement between Classmates Media Corporation and Mark R. Goldston		10-Q	000-33367	10/30/2007

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
10.19	Amended and Restated Employment Agreement between Classmates Media Corporation and Mark R. Goldston		8-K	000-33367	12/30/2008
10.20	Employment Agreement between the Registrant and Jeremy E. Helfand		10-Q	000-33367	10/30/2007
10.21	First Amendment to Employment Agreement between Registrant and Jeremy E. Helfand	X		000-33367	2/27/2009
10.22	Employment Agreement between the Registrant and Paul E. Jordan		10-Q	000-33367	10/30/2007
10.23	First Amendment to Employment Agreement between Registrant and Paul E. Jordan	X		000-33367	2/27/2009
10.24	Amended and Restated Employment Agreement between Classmates Online, Inc. and Steven B. McArthur		10-Q	000-33367	11/10/2008
10.25	First Amendment to Amended and Restated Employment Agreement between Classmates Online, Inc. and Steven B. McArthur	X		000-33367	2/27/2009
10.26	Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	10/30/2007
10.27	Second Amended and Restated Employment Agreement between the Registrant and Frederic A. Randall, Jr.		8-K	000-33367	12/30/2008
10.28	Employment Agreement between the Registrant and Scott H. Ray		10-Q	000-33367	10/30/2007
10.29	First Amendment to Employment Agreement between the Registrant and Scott H. Ray		8-K	000-33367	12/30/2008
10.30	Employment Agreement between the Registrant and Gerald J. Popek		10-Q	000-33367	10/30/2007
10.31	Employment Agreement between the Registrant and Robert J. Taragan		10-Q	000-33367	10/30/2007
10.32	First Amendment to Employment Agreement between Registrant and Robert J. Taragan	X		000-33367	2/27/2009
10.33	Employment Agreement between the Registrant and Matthew J. Wisk		10-Q	000-33367	10/30/2007
10.34	First Amendment to Employment Agreement between the Registrant and Matthew J. Wisk		8-K	000-33367	12/30/2008
10.35	Employment Agreement between FTD Group, Inc. and Robert S. Apatoff		10-Q	000-33367	11/10/2008
10.36	First Amendment to Employment Agreement between FTD Group, Inc. and Robert S. Apatoff	X		000-33367	2/27/2009

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
10.37	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Mark R. Goldston		8-K	000-33367	12/30/2008
10.38	Restricted Stock Unit Issuance Agreement Amendment Agreement between United Online, Inc. and Mark R. Goldston		8-K	000-33367	12/30/2008
10.39	Restricted Stock Unit Issuance Agreement Amendment Agreement between United Online, Inc. and Scott H. Ray		8-K	000-33367	12/30/2008
10.40	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Frederic A. Randall, Jr.		8-K	000-33367	12/30/2008
10.41	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Matthew J. Wisk		8-K	000-33367	12/30/2008
10.42	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Jeremy E. Helfand	X		000-33367	2/27/2009
10.43	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Paul E. Jordan	X		000-33367	2/27/2009
10.44	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Robert J. Taragan	X		000-33367	2/27/2009
10.45	United Online, Inc. 2008 Management Bonus Plan		10-Q	000-33367	8/8/2008
10.46	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.47	Commitment Letter, dated April 30, 2008, from Wells Fargo Bank, National Association, to United Online, Inc.		8-K	000-33367	5/6/2008
10.48	Commitment Letter, dated July 2, 2008, from Silicon Valley Bank to United Online, Inc.		8-K	000-33367	7/17/2008
10.49	Voting and Support Agreement, dated as of April 30, 2008, by and among Green Equity Investors IV L.P., FTD Co-Investment, LLC and United Online, Inc.		S-4/A	333-151998	7/22/2008
10.50	Credit Agreement, dated as of August 4, 2008, among UNOLA Corp., the financial institutions party thereto from time to time and Wells Fargo Bank, National Association, as sole lead arranger, sole book manager and administrative agent		8-K	000-33367	8/8/2008

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
10.51	Credit Agreement, dated as of August 11, 2008, among United Online, Inc., the lenders party thereto from time to time and Silicon Valley Bank, as administrative agent		8-K	000-33367	8/14/2008
21.1	List of Subsidiaries	X		000-33367	2/27/2009
23.1	Consent of Independent Registered Public Accounting Firm	X		000-33367	2/27/2009
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)	X		000-33367	2/27/2009
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/27/2009
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/27/2009
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/27/2009
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/27/2009

UNITED ONLINE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of United Online, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of United Online, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As described in Management's Report on Internal Control Over Financial Reporting, management has excluded FTD from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008. We have also excluded FTD from our audit of internal control over financial reporting. FTD is a wholly-owned subsidiary whose total assets and total revenues represent 12% and 27%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
February 26, 2009

UNITED ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$104,514	$149,507
Short-term investments	—	68,800
Accounts receivable, net of allowance for doubtful accounts of $4,327 and $2,378 at December 31, 2008 and 2007, respectively	58,901	28,765
Deferred tax assets, net	16,170	7,050
Other current assets	30,970	19,992

Total current assets	210,555	274,114
Property and equipment, net	61,822	39,570
Deferred tax assets, net	—	57,559
Goodwill	459,348	132,352
Intangible assets, net	320,236	40,915
Other assets	21,566	7,883

Total assets	$1,073,527	$552,393

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$83,372	$38,095
Accrued liabilities	43,148	30,586
Member redemption liability	20,745	19,499
Deferred revenue	78,498	63,086
Current portion of long-term debt	22,219	—
Capital leases	—	13

Total current liabilities	247,982	151,279
Member redemption liability	5,231	5,061
Deferred revenue	4,763	4,691
Long-term debt, net of discounts	391,258	—
Deferred tax liabilities, net	60,834	—
Other liabilities	19,342	10,734

Total liabilities	729,410	171,765

Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 82,107 and 68,019 shares issued and outstanding at December 31, 2008 and 2007, respectively	8	7
Additional paid-in capital	520,187	414,841
Accumulated other comprehensive income (loss)	(47,019)	182
Accumulated deficit	(129,059)	(34,402)

Total stockholders' equity	344,117	380,628

Total liabilities and stockholders' equity	$1,073,527	$552,393

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues	$669,403	$513,503	$522,654
Operating expenses:
Cost of revenues (including stock-based compensation, see Note 10)	214,885	117,203	119,990
Sales and marketing (including stock-based compensation, see Note 10)	173,042	163,424	176,980
Technology and development (including stock-based compensation, see Note 10)	56,715	51,044	52,602
General and administrative (including stock-based compensation, see Note 10)	92,219	73,312	67,511
Amortization of intangible assets	18,415	12,800	17,640
Restructuring charges	656	3,419	627
Impairment of goodwill, intangible assets and long-lived assets	176,150	—	13,285

Total operating expenses	732,082	421,202	448,635

Operating income (loss)	(62,679)	92,301	74,019
Interest income	4,527	7,141	5,802
Interest expense	(13,170)	(3)	(1,630)
Other income (expense), net	(48)	(747)	(667)

Income (loss) before income taxes	(71,370)	98,692	77,524
Provision for income taxes	23,287	40,915	36,293

Income (loss) before cumulative effect of accounting change	(94,657)	57,777	41,231
Cumulative effect of accounting change, net of tax (see Note 1)	—	—	1,041

Net income (loss)	$(94,657)	$57,777	$42,272

Basic net income (loss) per share:
Income (loss) before cumulative effect of accounting change	$(1.29)	$0.87	$0.64
Cumulative effect of accounting change, net of tax	—	—	0.02

Basic net income (loss) per share	$(1.29)	$0.87	$0.66

Diluted net income (loss) per share:
Income (loss) before cumulative effect of accounting change	$(1.29)	$0.83	$0.62
Cumulative effect of accounting change, net of tax	—	—	0.02

Diluted net income (loss) per share	$(1.29)	$0.83	$0.64

Shares used to calculate basic net income (loss) per share	73,236	66,768	64,001

Shares used to calculate diluted net income (loss) per share	73,236	69,287	66,269

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Net income (loss)	$(94,657)	$57,777	$42,272
Change in unrealized gain (loss) on short-term investments, net of tax of $(102), $184 and $120 for the years ended December 31, 2008, 2007 and 2006	(157)	285	172
Change in unrealized loss on derivative, net of tax of $(155), $0 and $(60) for the years ended December 31, 2008, 2007 and 2006	(242)	—	(83)
Foreign currency translation	(46,802)	142	(7)

Comprehensive income (loss)	$(141,858)	$58,204	$42,354

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Deferred Stock-Based Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2006	62,606	$6	$471,704	$(15,558)	$(327)	$(134,451)	$321,374
Reversal of deferred stock-based compensation	—	—	(15,558)	15,558	—	—	—
Exercises of stock options	2,163	1	9,451	—	—	—	9,452
Issuance of common stock through employee stock purchase plan	623	—	5,004	—	—	—	5,004
Vesting of restricted stock units	413	—	—	—	—	—	—
Repurchases of common stock	—	—	(2,684)	—	—	—	(2,684)
Dividends paid on shares outstanding and restricted stock units	—	—	(53,483)	—	—	—	(53,483)
Stock-based compensation	—	—	19,168	—	—	—	19,168
Change in unrealized gain on short-term investments, net of tax	—	—	—	—	172	—	172
Change in unrealized loss on derivative, net of tax	—	—	—	—	(83)	—	(83)
Foreign currency translation	—	—	—	—	(7)	—	(7)
Tax benefits from equity awards	—	—	5,781	—	—	—	5,781
Net income	—	—	—	—	—	42,272	42,272

Balance at December 31, 2006	65,805	7	439,383	—	(245)	(92,179)	346,966
Exercises of stock options	1,068	—	8,605	—	—	—	8,605
Issuance of common stock through employee stock purchase plan	583	—	5,413	—	—	—	5,413
Vesting of restricted stock units	688	—	—	—	—	—	—
Repurchases of common stock	—	—	(5,601)	—	—	—	(5,601)
Repurchase of forfeited restricted stock	(125)	—	—	—	—	—	—
Dividends paid on shares outstanding and restricted stock units	—	—	(57,130)	—	—	—	(57,130)
Stock-based compensation	—	—	19,549	—	—	—	19,549
Change in unrealized gain on short-term investments, net of tax	—	—	—	—	285	—	285
Foreign currency translation	—	—	—	—	142	—	142
Tax benefits from equity awards	—	—	4,622	—	—	—	4,622
Net income	—	—	—	—	—	57,777	57,777

Balance at December 31, 2007	68,019	7	414,841	—	182	(34,402)	380,628
Exercises of stock options	220	—	1,668	—	—	—	1,668
Issuance of common stock through employee stock purchase plan	471	—	3,754	—	—	—	3,754
Vesting of restricted stock units	1,137	—	—	—	—	—	—
Repurchases of common stock	—	—	(8,841)	—	—	—	(8,841)
Issuance of common stock in connection with acquisition	12,260	1	126,150	—	—	—	126,151
Dividends paid on shares outstanding and restricted stock units	—	—	(53,060)	—	—	—	(53,060)
Dividends payable on restricted stock units	—	—	(385)	—	—	—	(385)
Stock-based compensation	—	—	36,527	—	—	—	36,527
Change in unrealized loss on short-term investments, net of tax	—	—	—	—	(157)	—	(157)
Change in unrealized loss on interest rate cap, net of tax	—	—	—	—	(242)	—	(242)
Foreign currency translation	—	—	—	—	(46,802)	—	(46,802)
Tax benefits from equity awards	—	—	(467)	—	—	—	(467)
Net loss	—	—	—	—	—	(94,657)	(94,657)

Balance at December 31, 2008	82,107	$8	$520,187	$—	$(47,019)	$(129,059)	$344,117

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(94,657)	$57,777	$42,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,773	32,950	38,930
Stock-based compensation	36,527	19,549	19,168
Provision for (benefit from) doubtful accounts receivable	2,322	1,323	(81)
Impairment of goodwill, intangible assets and long-lived assets	176,150	—	13,285
Accretion of discounts and amortization of debt issue costs	1,470	—	—
Deferred taxes, net	(16,557)	7,248	(3,609)
Tax benefits from equity awards	(467)	4,622	5,781
Excess tax benefits from equity awards	(295)	(3,168)	(3,863)
Cumulative effect of accounting change, net of tax	—	—	(1,041)
Other	15	929	3,023
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	1,242	2,138	(3,215)
Other assets	4,194	(9,018)	844
Accounts payable and accrued liabilities	(2,688)	(9,025)	(11,211)
Member redemption liability	1,415	4,572	2,315
Deferred revenue	12,201	11,430	(999)
Other liabilities	3,404	5,898	(129)

Net cash provided by operating activities	164,049	127,225	101,470

Cash flows from investing activities:
Purchases of property and equipment	(19,886)	(25,509)	(24,329)
Purchases of rights, patents and trademarks	—	—	(509)
Purchases of short-term investments	(120,378)	(228,920)	(324,328)
Proceeds from maturities of short-term investments	82,765	72,890	115,581
Proceeds from sales of short-term investments	106,364	229,994	209,599
Cash paid for acquisitions, net of cash acquired	(307,496)	—	(61,155)
Payment for settlement of pre-acquisition liability	—	—	(4,800)
Proceeds from sales of assets, net	45	71	104

Net cash provided by (used for) investing activities	(258,586)	48,526	(89,837)

Cash flows from financing activities:
Proceeds from term loans and revolver	421,988	—	—
Payments on term loan and revolver	(313,718)	—	(54,209)
Payments on capital leases	(13)	(16)	(668)
Payments for debt issue costs	(249)	—	—
Proceeds from exercises of stock options	1,668	8,605	9,452
Proceeds from employee stock purchase plan	3,754	5,413	5,004
Repurchases of common stock	(8,841)	(5,601)	(2,684)
Payments for dividends	(53,060)	(57,130)	(53,483)
Excess tax benefits from equity awards	295	3,168	3,863

Net cash provided by (used for) financing activities	51,824	(45,561)	(92,725)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,280)	65	(53)
Change in cash and cash equivalents	(44,993)	130,255	(81,145)
Cash and cash equivalents, beginning of period	149,507	19,252	100,397

Cash and cash equivalents, end of period	$104,514	$149,507	$19,252

Supplemental disclosure of cash flows:
Cash paid for interest	$9,587	$2	$862
Cash paid for income taxes	$36,350	$34,855	$34,352
Supplemental disclosure of non-cash investing and financing activities:
Reduction in goodwill in connection with a release of a portion of the valuation allowance for deferred tax assets	$128	$375	$—
Issuance of common stock in connection with the acquisition of FTD (see Note 2)	$126,151	$—	$—
Dividends payable on restricted stock units	$385	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. ("United Online", "UOL" or the "Company") is a leading provider of consumer products and services over the Internet through a number of brands, including FTD, Interflora, Classmates, MyPoints, NetZero, and Juno. On August 26, 2008, the Company completed its acquisition of 100% of the capital stock of FTD Group, Inc. (together with its subsidiaries, "FTD"). The Company reports its business in three reportable segments: FTD, Classmates Media and Communications. The Company's FTD segment provides floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services. The Company's Classmates Media services are online social networking and online loyalty marketing. The Company's primary Communications services are Internet access and email. On a combined basis, the Company's Web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

        United Online is a Delaware corporation that commenced operations in 2001 following the merger of Internet access providers NetZero, Inc. and Juno Online Services, Inc. In April 2004, the Company acquired the Web hosting and domain name registration business of About Web Services, Inc., and in November 2004, the Company acquired Classmates Online, Inc. ("Classmates"), a leading provider of online social networking services. In March 2006, the Company acquired The Names Database, a global social networking service. In April 2006, the Company acquired MyPoints.com, Inc. ("MyPoints"), a leading provider of online loyalty marketing services. In August 2008, the Company acquired FTD Group, Inc., a leading provider of floral and related products and services. The Company's corporate headquarters is located in Woodland Hills, California, and the Company also maintains offices in New York, New York; Fort Lee, New Jersey; Seattle, Washington; San Francisco, California; Schaumburg, Illinois; Downers Grove, Illinois; Sleaford, England; Erlangen, Germany; Berlin, Germany; and Hyderabad, India.

        The Company believes that its existing cash and cash equivalents, and cash generated from operations will be sufficient to service its debt obligations and fund its working capital requirements, capital expenditures, dividend payments, and other obligations through at least the next twelve months. However, additional capital may be needed in order to fund the Company's operations, expand marketing activities, develop new or enhance existing services or products, respond to competitive pressures, or acquire services, businesses or technologies.

Basis of Presentation

        The accompanying consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 include United Online and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

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

        The most significant areas of the consolidated financial statements that require management judgment and which are susceptible to possible change in the near term include the Company's revenue recognition, business combinations, goodwill and indefinite-lived intangible assets, intangible assets and other long-lived assets, member redemption liability, income taxes, and legal contingencies. The accounting policies for these areas are discussed elsewhere in these consolidated financial statements.

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

        Cash, Cash Equivalents and Short-Term Investments—The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which have a maturity date within ninety days from the date of purchase. The Company's short-term investments consisted of available-for-sale securities with maturities exceeding ninety days from the date of purchase. Consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classified these securities, all of which had readily determinable fair values and which were highly liquid, as short-term.

        In connection with the FTD acquisition, the Company liquidated its short-term investments portfolio and, at December 31, 2008, had no short-term investments. The Company's short-term investments at December 31, 2007 consisted of municipal securities. Additionally, during 2007, the Company liquidated, without any losses in principal, its investments in auction rate securities and did not hold any auction rate securities at December 31, 2008 or 2007. The primary objective of the Company's short-term investments portfolio was the preservation of principal and liquidity while maximizing yield without significantly increasing risk. The Company's investment policy requires a minimum long-term credit rating of A, and if a long-term credit rating is not available, the Company requires a minimum short-term credit rating of A1 and P1. Furthermore, by policy, the Company limits the amount of credit exposure to any one issuer. The Company's investments, at times in both fixed-rate and variable-rate interest-earning instruments, carried a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while variable-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, any future investment income may fall short of expectations due to changes in interest

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

rates, or the Company may suffer losses in principal by selling securities which have declined in market value due to changes in interest rates.

        The Company classified all of its short-term investments as available-for-sale. Available-for-sale securities were carried at fair value, with changes in unrealized gains and losses, net of taxes, reported in the consolidated statements of comprehensive income (loss). Realized gains or losses and permanent declines in value, if any, on available-for-sale securities were reported in other income (expense), net, in the consolidated statements of operations. The cost basis of a security that had been sold, and any amount reclassified out of accumulated other comprehensive income (loss) in the consolidated balance sheets into earnings, was determined by the specific identification method.

        The Company classified outstanding interest payments due on its short-term investments as interest receivable, the balance of which was reflected in other current assets in the consolidated balance sheets.

        The Company regularly assessed whether an other-than-temporary impairment loss on its short-term investments had occurred due to declines in fair value or other market conditions. Declines in fair value that would be considered other than temporary would be recorded as an impairment charge and reported in the consolidated statements of operations. Factors considered by management in assessing whether an other-than-temporary impairment had occurred included: the nature of the investment; whether the decline in fair value was attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether the Company had the ability to hold the investment to maturity. If it was determined that an other-than-temporary impairment had occurred, the investment would be written down to its market value at the end of the period in which it was determined that an other-than-temporary decline had occurred. During the years ended December 31, 2008, 2007 and 2006, the Company did not record any such impairment charges.

        Concentrations of Credit and Business Risk—Financial instruments that potentially subject the Company to a concentration of credit risk primarily consist of cash and cash equivalents, short-term investments and accounts receivable. The Company's accounts receivable are derived primarily from revenue earned from advertising customers and FTD florist members located in the U.S. and the U.K., and pay accounts. The Company extends credit based upon an evaluation of the customer's financial condition and, generally, collateral is not required. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable and, to date, such losses have been within management's expectations.

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

        At December 31, 2008, no individual customer comprised more than 10% of the Company's consolidated accounts receivable balance. At December 31, 2007, one customer comprised

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

approximately 15% of the Company's consolidated accounts receivable balance. For the years ended December 31, 2008, 2007 and 2006, the Company did not have any individual customers that comprised more than 10% of total revenues.

        At December 31, 2008 and 2007, the Company's cash and cash equivalents were maintained primarily with major financial institutions and brokerage firms in the U.S. Deposits with these institutions and firms generally exceed the amount of insurance provided on such deposits.

        Property and Equipment—Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to three years for computer software and equipment, three to seven years for furniture and fixtures, twenty-five to forty years for buildings, and five to forty years for building improvements. Leasehold improvements, which are included in furniture and fixtures, are amortized using the straight-line method over the shorter of the lease term or up to ten years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company's consolidated financial statements with the resulting gain or loss reflected in the Company's results of operations. Repairs and maintenance costs are expensed as incurred.

        Derivative Instruments—The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company uses an interest rate cap to manage risks associated with interest rate fluctuations on certain of its credit facilities which, if effective, is accounted for as a cash flow hedge, as defined by SFAS No. 133. Any ineffective portion of the gain or loss on the interest rate cap is reported in earnings.

        Derivatives are recognized on the balance sheet at fair value. Changes in the fair value of derivatives that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings when the underlying transactions occur. Cash flows from hedging activities are classified in the consolidated statements of cash flows under the same category as the cash flows from the hedged item.

        The Company formally assesses, at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge, or that it ceased to be a highly effective hedge or if a forecasted hedge is no longer probable to occur, gains or losses on the derivative are reported in earnings.

        Fair Value of Financial Instruments—In accordance with SFAS No. 157, Fair Value Measurements, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company will be required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate their carrying amounts because of their short-term nature. Marketable securities and derivative instruments are recognized in the balance

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

sheets at their fair values based on third-party quotes. Long-term debt is carried at amortized cost. However, the Company is required to estimate the fair value of long-term debt under SFAS No. 107, Disclosures about Fair Values of Financial Instruments. Fair value of long-term debt is estimated based on the discounted cash flow method.

        Business Combinations—All of the Company's acquisitions have been accounted for as purchase business combinations in accordance with the provisions of SFAS No. 141, Business Combinations. Under the purchase method of accounting, the costs, including transaction costs, are allocated to the underlying net assets acquired, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

        The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income (loss). Consequently, to the extent an indefinite-lived, definite-lived or a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period. Definite-lived identifiable intangible assets are amortized on either a straight-line basis or an accelerated basis. The Company determines the appropriate amortization method by performing an analysis of expected cash flows over the estimated useful lives of the assets and matches the amortization expense to the expected cash flows from those assets.

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

        Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired. Indefinite-lived intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and indefinite-lived intangible assets. SFAS No. 142 prohibits the amortization of goodwill and requires the Company to test goodwill and indefinite-lived intangible assets for impairment at least annually at the reporting unit level.

        The Company tests the goodwill of its reporting units and indefinite-lived intangible assets for impairment annually during the fourth quarter of its fiscal year and whenever events occur or circumstances change that would more likely than not indicate that the goodwill and/or indefinite-lived intangible assets might be permanently impaired. Events or circumstances which could trigger an

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key management or other personnel, significant changes in the manner of the Company's use of the acquired assets or the strategy for the acquired business or the Company's overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

  Indefinite-Lived Intangible Assets

        Testing indefinite-lived intangible assets, other than goodwill, for impairment requires a one-step approach under SFAS No. 142. The Company tests indefinite-lived intangible assets for impairment on an annual basis, or more frequently, if events occur or circumstances change that indicate they may be impaired. The fair values of indefinite-lived intangible assets are compared to their carrying values and if the carrying amount of indefinite-lived intangible assets exceeds the fair value, an impairment loss is recognized equal to the excess.

        The process of estimating the fair value of indefinite-lived intangible assets is subjective and requires the Company to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, cost of capital, terminal values, and remaining economic lives of assets.

  Goodwill

        Testing goodwill for impairment involves a two-step process. The first step of the impairment test involves comparing the estimated fair values of each of the Company's reporting units with their respective net book values, including goodwill. If the estimated fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its net book value, including goodwill, then the carrying amount of the goodwill is compared with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

        Intangible Assets and Other Long-Lived Assets—The Company accounts for identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of identifiable intangible assets and other long-lived assets. Intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. The Company evaluates the recoverability of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or other personnel, significant negative industry or economic trends, changes in the Company's operating model or strategy, and competitive forces. In determining if an impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Definite-lived intangible assets are amortized on either a straight-line basis or an accelerated basis over their estimated useful lives, ranging from two to ten years.

        The process of evaluating the potential impairment of long-lived intangible assets is subjective and requires significant judgment on matters such as, but not limited to, the asset group to be tested for recoverability. The Company is also required to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, cost of capital, terminal values, and remaining economic lives of assets.

        Member Redemption Liability—Member redemption liability for loyalty marketing points represents the estimated costs associated with the obligation of MyPoints to redeem outstanding points accumulated by its loyalty marketing members as well as those points purchased by its advertisers for use in such advertisers' promotion campaigns as they have been earned by MyPoints' members, less an allowance for points expected to expire prior to redemption. The estimated cost of points is primarily presented in cost of revenues, except for the portion related to member acquisition activities, internal marketing surveys and other non-revenue generating activities which are presented in sales and marketing expenses. The member redemption liability is recognized when members earn points and is reduced when members redeem accumulated points upon reaching required redemption thresholds or when points are expired prior to redemption.

        MyPoints members may redeem points for third-party gift cards and other rewards. Members earn points when they respond to direct marketing offers delivered by MyPoints, purchase goods or services from advertisers, engage in certain promotional campaigns of advertisers, or engage in other specified activities.

        The member redemption liability is estimated based upon the weighted-average cost and number of points that may be redeemed in the future. On a monthly basis, the weighted-average cost of points is calculated by taking the total cost of items fulfilled divided by total points redeemed. The discounts and points needed to redeem awards vary by merchant and award denomination. MyPoints purchases gift cards and other awards from merchants at a discount and sets redemption levels for its members. MyPoints has the ability to adjust the number of points required to redeem awards to reflect changes in the cost of awards.

        On a monthly basis, MyPoints accounts for and reduces the gross points issued by an estimate of points that will never be redeemed by its members. This reduction is calculated based on an analysis of historical point-earning trends, redemption activities and individual member account activity, in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-22, Accounting for "Points" and Certain Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products and Services to be Delivered in the Future. MyPoints' historical analysis takes into consideration the total points in members' accounts that have been inactive for six months or longer, less an estimated reactivation rate, plus an estimate of future inactive points. Changes in, among other factors, the net number of points issued, redemption activities and members' activity levels could materially impact the member redemption liability.

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

expire unredeemed points in accounts that are inactive for a period of twelve consecutive months. For purposes of the member redemption liability, "inactive" means a lack of all of the following: Web site visit; email response; survey completion; profile update; or any point-earning or point-redeeming transaction. The canceling or disabling of inactive accounts would have no impact on the Company's consolidated financial statements, as the Company fully considers inactive accounts when establishing the member redemption liability, as discussed above.

        FTD Segment Revenue Recognition—Products revenues and the related cost of revenues are generally recognized when products are delivered to the customers. Shipping and service fees charged to customers are recognized at the time the product revenue is recognized and are included in products revenue. Shipping fees are included in cost of revenues. FTD's consumer businesses generally recognize revenue on a gross basis as FTD bears the risks and rewards associated with the revenue generating activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing the products and services.

        FTD also sells computer systems to its florist members and recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition, with Respect to Certain Transactions". FTD recognizes revenue on hardware which is sold without software at the time of delivery. For hardware sales that include software, revenue is recognized when delivery, installation and customer acceptance have all occurred.

        Services revenues based on enabling the delivery of orders by FTD florist members are recognized in the period in which the orders are delivered. Monthly, recurring fees and other florist network service-based fees are recognized in the period in which the service has been provided.

        Classmates Media Segment and Communications Segment Revenue Recognition—The Company's Classmates Media and Communications revenues are comprised of services revenues, which are derived primarily from fees charged to pay accounts, and advertising revenues. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission ("SEC"). SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, no significant Company obligations remain, and collectibility is reasonably assured.

        Services revenues for our social networking services and Communications services are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. The Company's pay accounts generally pay in advance for their service by credit card, and revenue is then recognized ratably over the service period. Advance payments from pay accounts are recorded on the consolidated balance sheets as deferred revenue. The Company offers alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include automated clearinghouse ("ACH"), payment by personal check or money order, or through a local telephone company. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        Advertising revenues from our social networking services and Communications services consist primarily of amounts from Internet search partners that are generated as a result of users utilizing partner Internet search services, amounts generated from the display of third-party registration offers at the end of Classmates' pay account registration process, amounts generated from other display advertisements, and amounts generated from referring members to third-party Web sites or services. The Company recognizes such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, the Company ensures that a written contract is in place, such as a standard insertion order or a customer-specific agreement. The Company assesses whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of internally tracked performance data to the contractual performance obligation and, when available, to third-party or customer-provided performance data.

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

        Cost of Revenues—Cost of revenues includes product costs; shipping costs; costs associated with taking orders; printing and postage costs; costs related to FTD's product quality guarantee; systems installation, training and support costs; costs of points earned by members of the Company's loyalty marketing service; telecommunications and data center costs; personnel- and overhead-related costs associated with operating the Company's networks and data centers; depreciation of network computers and equipment; email support and license fees; costs related to providing telephone support; customer billing and billing support for the Company's pay accounts and florist members; fees associated with the storage and processing of customer credit cards and associated bank fees; and domain name registration fees.

        Sales and Marketing—Sales and marketing expenses include expenses associated with promoting the Company's products and services and with generating advertising revenues. Expenses associated with promoting the Company's products and services include advertising and promotion expenses; fees paid to distribution partners, third-party advertising networks and co-registration partners to acquire new pay and free accounts; personnel, and overhead-related expenses for marketing and sales personnel; and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. The Company has expended significant amounts on sales and marketing,

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

including branding and customer acquisition campaigns consisting of television, Internet, sponsorships, radio, print, and outdoor advertising, and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expense for the years ended December 31, 2008, 2007 and 2006 was $102.7 million, $99.5 million and $117.7 million, respectively. At December 31, 2008 and 2007, $3.5 million and $1.3 million, respectively, of prepaid advertising and promotion expense was included in other current assets in the consolidated balance sheets.

        Technology and Development—Technology and development expenses include expenses for product development, maintenance of existing software and technology and the development of new or improved software and technology, including personnel-related expenses for the technology departments and the costs associated with operating the Company's facility in India. Costs incurred by the Company to manage and monitor the Company's technology and development activities are expensed as incurred. Costs relating to the acquisition and development of internal-use software are capitalized and depreciated over their estimated useful lives, generally three years.

        Software Development Costs—The Company accounts for costs incurred to develop software for internal use in accordance with SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, which requires such costs be capitalized and amortized over the estimated useful life of the software. The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company capitalized costs associated with internal-use software of $7.0 million and $8.4 million in the years ended December 31, 2008 and 2007, respectively, which are being depreciated on a straight-line basis over each project's estimated useful life which is generally three years. Capitalized internal-use software is included within the computer software and equipment category within property and equipment, net, in the consolidated balance sheets.

        Software to be Sold, Leased or Marketed—The Company follows the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 requires that all costs relating to the purchase or internal development and production of computer software products to be sold, leased or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible computer software costs incurred once technological feasibility is established. The Company amortizes these costs using the greater of the straight-line method over a period of three to five years or the revenue method prescribed by SFAS No. 86. At December 31, 2008, the net book value of capitalized computer software costs related to the internal development and production of computer software to be sold, leased or otherwise marketed was $14.0 million. During the year ended December 31, 2008, $0.9 million was charged to expense related to the amortization of these capitalized computer software costs.

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

        The Company adopted SFAS No. 123R using the modified prospective transition method, and the Company's consolidated financial statements at December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 reflect the impact of SFAS No. 123R. Stock-based compensation recognized under SFAS No. 123R for the years ended December 31, 2008, 2007 and 2006 was $36.5 million, $19.5 million and $19.2 million, respectively, which was primarily related to restricted stock, stock options and the discount on purchases related to the Company's employee stock purchase plan.

        SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The Company uses the Black-Scholes option-pricing model for valuing share-based payment awards. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statements of operations.

        SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. The forfeiture rate is based on historical rates. Stock-based compensation recognized in the Company's consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 includes (i) compensation expense for share-based payment awards granted prior to or on, but not yet vested at, December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As stock-based compensation recognized in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 is based on equity awards ultimately expected to vest, it has been reduced for estimated forfeitures. For the periods prior to 2006, the Company accounted for forfeitures as they occurred. Accordingly, a pre-tax cumulative effect of accounting change adjustment totaling $1.1 million ($1.0 million, net of tax) was recorded in the March 2006 quarter to adjust for share-based payment awards granted prior to January 1, 2006 that are not ultimately expected to vest.

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

        Comprehensive Income (Loss)—SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the Company, comprehensive income (loss) primarily consists of its reported net income (loss), changes in net unrealized gains or losses on short-term investments and derivatives, and foreign currency translation.

        Foreign Currency Translation—The Company accounts for foreign currency translation in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the Company's international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity in the consolidated balance sheets. We do not currently hedge foreign currency translation risk. The recent increase in the value of the U.S. Dollar compared to the British Pound has had an adverse effect on the FTD segment's operating results for the period from August 26, 2008 (date of acquisition) through December 31, 2008.

        Income Taxes—The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred income tax assets to the amount that is more likely than not to be realized. In evaluating the Company's ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. The Company applies the provisions of FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Under FIN 48, the Company recognizes, in its consolidated financial statements, the impact of tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions.

        Net Income (Loss) Per Share—Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, net of shares subject to repurchase

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

rights, and excludes any dilutive effects of options or warrants, restricted stock, restricted stock units, and convertible securities, if any. Diluted net income (loss) per share is computed using the weighted-average number of common stock and common stock equivalent shares outstanding (including the effect of restricted stock) during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

        Operating Leases—The Company leases office space, data centers and certain office equipment under operating lease agreements with original lease periods of up to ten years. Certain of the lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Recent Accounting Pronouncements

Business Combinations

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. Among other things, SFAS No. 141(R) establishes new guidelines for the expensing of transaction and restructuring costs, fair value measurement of contingent consideration in earnings and capitalization of in-process research and development. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. SFAS No. 141(R) requires prospective application for all acquisitions after the date of adoption. The Company expects SFAS No. 141(R) to have an impact on how acquisitions are reflected in the consolidated financial statements when effective, but the timing, nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions that the Company consummates after the effective date.

        Additionally, for business combinations in which the acquisition date is prior to the effective date of SFAS No. 141(R), the acquirer is required to apply the requirements of SFAS No. 109, Income Taxes, as amended by SFAS No. 141(R), prospectively. After the effective date of SFAS No. 141(R), changes in the valuation allowance for acquired deferred tax assets and dispositions of uncertain income tax positions must be recognized as an adjustment to income tax expense, rather than through goodwill. The impact of the adoption of SFAS No. 141(R) on the Company's consolidated financial statements will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 161 changed the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 encourages, but does not require, presenting disclosures for earlier periods for comparative purposes at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 on January 1, 2009. Because SFAS No. 161 amended only the disclosure requirements for derivative instruments and hedged items, the adoption of SFAS No. 161 will only affect the disclosure in the Company's consolidated financial statements.

Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for the entity-specific factors in SFAS No. 142. FSP 142-3 was effective for the Company beginning January 1, 2009. The Company does not expect the adoption of FSP 142-3 to have a material impact on its consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

        In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), in which the FASB concluded that all outstanding unvested share-based payment

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

awards that contain rights to nonforfeitable dividends (such as restricted stock units) are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP EITF 03-6-1 were effective for the Company beginning January 1, 2009, and in 2009, will be applied retroactively to all prior-period earnings per share computations. The Company is currently evaluating the impact of the adoption of FSP EITF 03-6-1 on its earnings per share amounts.

2. ACQUISITIONS

FTD Group, Inc.

        On August 26, 2008 (the "Closing Date"), the Company completed the acquisition of FTD, a leading provider of floral and related products and services to consumers and retail florists, as well as for other retail locations offering floral products and services, in the U.S., Canada, the U.K., and The Republic of Ireland. The acquisition was accounted for under the purchase method in accordance with SFAS No. 141. The primary reasons for the acquisition were as follows:

  •
  Significant Increase in Scale, resulting in significantly higher consolidated and diversified revenues and consolidated operating income and expanded business opportunities.

  •
  Diversification of Revenue and Cash Flow Streams, resulting in the Company's mature Communications segment representing a smaller percentage of consolidated revenues and cash flows. FTD will provide additional revenue and cash flow streams in addition to the existing Communications and Classmates Media businesses.

  •
  Expansion into an Attractive Market Segment and FTD's Market Position, enabling the Company to participate in a large domestic and international floral market that is experiencing growth in the Internet sector.

  •
  Expanded Marketing Opportunities and Efficiencies, resulting from the Company's marketing expertise to attract consumers to FTD's Web sites and thousands of florist members while cross-selling FTD products and services to the Company's existing member base of over 50 million registered consumer accounts that have similar demographic characteristics as FTD's customer base.

        The Company believed that certain of these primary factors supported the amount of goodwill recorded as a result of the purchase price paid for FTD, in relation to other acquired tangible and intangible assets. In the fourth quarter of 2008, the Company determined that significant adverse changes in the business climate had occurred and subsequently determined that an impairment charge was necessary (see Note 5).

        Each share of common stock of FTD Group, Inc., par value $0.01 per share, issued and outstanding immediately prior to the effective time of the FTD acquisition was canceled and converted into the right to receive $10.15 in cash and 0.4087 of a share of United Online common stock, subject to the payment of cash in lieu of fractional shares of United Online common stock. The total merger consideration was approximately $307 million in cash and approximately 12.3 million shares of United Online common stock.

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

        The total cost of the FTD acquisition was approximately $444.8 million, including expenses incurred in connection with the transaction. The following table summarizes the components of the purchase price (in thousands):

Cash consideration	$306,557
Stock consideration (12.3 million shares of United Online common stock valued at $10.29)	126,151
Transaction costs	12,087

Total	$444,795

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

assumptions. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Cash and cash equivalents	$12,358
Accounts receivable	34,441
Other current assets	11,405
Property and equipment	25,284
Other assets	17,131
Accounts payable	(37,377)
Accrued liabilities	(28,610)
Deferred revenue	(3,385)
Debt	(302,280)
Deferred tax liabilities, net	(131,575)
Other liabilities	(4,496)

Total net liabilities assumed	(407,104)

Intangible assets acquired:
Trademarks and trade names	229,800	Indefinite
Customer contracts	107,100	2-6 years
Technology	42,200	5 years

Total intangible assets acquired	379,100

Goodwill	472,799

Total purchase price	$444,795

        The weighted-average amortizable life of the definite-lived acquired intangible assets is 5.6 years. The goodwill is not deductible for federal tax purposes. The purchase price allocation for the acquisition is preliminary, and the Company will continue to monitor certain contingent liabilities. The Company's fair value estimates for the purchase price allocation may change during the allowable allocation period if additional information becomes available. The Company does not currently expect any further material changes to the purchase price allocation.

        The results of FTD's operations have been included in the Company's consolidated financial statements since the Closing Date. The following unaudited pro forma information assumes the FTD acquisition occurred at January 1, 2008 and 2007 (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007
Revenues	$1,109,441	$1,145,438
Net income (loss)	$(103,717)	$68,396
Basic net income (loss) per share	$(1.28)	0.86
Diluted net income (loss) per share	$(1.28)	0.84

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

        The unaudited pro forma information is presented for illustrative purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually been attained had the operations been combined during the periods presented. The pro forma net income (loss) and net income (loss) per share amounts for the year ended December 31, 2008 include the following items recorded in FTD's pre-acquisition results of operations (in thousands):

Year Ended December 31, 2008
Expenses related to the early repayment of FTD's existing debt	$10,463
Transaction-related expenses	16,171

Total	$26,634

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

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

        The following summarized unaudited pro forma information assumes that the acquisition of MyPoints had occurred on January 1, 2006 (in thousands, except per share amounts):

Year Ended December 31, 2006
Revenues	$535,647
Income before cumulative effect of accounting change	$41,518
Net income	$42,559
Basic net income per share:
Income before cumulative effect of accounting change	$0.65
Net income	$0.66
Diluted net income per share:
Income before cumulative effect of accounting change	$0.63
Net income	$0.64

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION

        Revenues and segment income (loss) from operations by segment are as follows (in thousands):

	Year Ended December 31, 2008
	FTD	Classmates Media	Communications	Total
Products	$132,983	$—	$—	$132,983
Services	47,277	139,386	218,414	405,077
Advertising	1,705	90,849	39,024	131,578

Total segment revenues	$181,965	$230,235	$257,438	$669,638

Segment income (loss) from operations	$(149,405)	$47,309	$79,190	$(22,906)

	Year Ended December 31, 2007
	FTD	Classmates Media	Communications	Total
Products	$—	$—	$—	$—
Services	—	106,514	273,012	379,526
Advertising	—	86,905	47,072	133,977

Total segment revenues	$—	$193,419	$320,084	$513,503

Segment income from operations	$—	$28,177	$97,074	$125,251

	Year Ended December 31, 2006
	FTD	Classmates Media	Communications	Total
Products	$—	$—	$—	$—
Services	—	81,146	342,419	423,565
Advertising	—	58,300	40,789	99,089

Total segment revenues	$—	$139,446	$383,208	$522,654

Segment income from operations	$—	$19,938	$93,011	$112,949

        A reconciliation of segment income (loss) from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income (loss), is as follows for each period presented (in thousands):

	Year Ended December 31,
	2008	2007	2006
Segment income (loss) from operations:
FTD	$(149,405)	$—	$—
Classmates Media	47,309	28,177	19,938
Communications	79,190	97,074	93,011

Total segment income (loss) from operations	(22,906)	125,251	112,949
Depreciation	(21,358)	(20,150)	(21,290)
Amortization of intangible assets	(18,415)	(12,800)	(17,640)

Consolidated operating income (loss)	$(62,679)	$92,301	$74,019

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

        International revenues totaled $66.6 million, $7.3 million, and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Geographic information for long-lived assets is as follows (in thousands):

	December 31,
	2008	2007	2006
United States	$669,947	$277,048	$282,178
Europe	193,025	1,231	1,122

Total long-lived assets	$862,972	$278,279	$283,300

        The Company manages its working capital on a consolidated basis. In addition, segment assets are not reported to, or used by, the chief operating decision maker to allocate resources to or assess performance of the segments and therefore, pursuant to SFAS No. 131, total segment assets have not been disclosed.

4. BALANCE SHEET COMPONENTS

Short-Term Investments

        In connection with the FTD acquisition, the Company liquidated its short-term investments portfolio and recognized gains of $0.3 million during the year ended December 31, 2008. At December 31, 2008, the Company had no short-term investments. Cash and cash equivalents were $104.5 million at December 31, 2008, compared to cash and cash equivalents and short-term investments of $218.3 million at December 31, 2007.

        Short-term investments at December 31, 2007 consisted of the following (in thousands):

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal securities	$68,546	$254	$—	$68,800

Total	$68,546	$254	$—	$68,800

        Gross unrealized gains and losses are presented net of tax in accumulated other comprehensive income (loss) on the consolidated balance sheets. The Company had no material realized gains or losses from the sale of short-term investments in the years ended December 31, 2007 and 2006. The Company did not have any gross unrealized losses in its short-term investments at December 31, 2007.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BALANCE SHEET COMPONENTS (Continued)

Other Current Assets

        Other current assets consisted of the following (in thousands):

	December 31,
	2008	2007
Prepaid expenses	$15,751	$8,198
Income taxes receivable	1,810	4,878
Gift cards related to member redemption liability	4,332	3,653
Floral-related inventories, net	5,603	—
Other	3,474	3,263

Total	$30,970	$19,992

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Computer software and equipment	$139,164	$124,637
Land and buildings	18,525	—
Furniture and fixtures	15,511	13,644

	173,200	138,281
Less: accumulated depreciation and amortization	(111,378)	(98,711)

Total	$61,822	$39,570

        Depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2008, 2007 and 2006 was $21.4 million, $20.2 million and $21.3 million, respectively. Assets under capital leases were included in computer software and equipment. At December 31, 2008, there were no assets capitalized under capital leases. At December 31, 2007, the amount capitalized under capital leases and the related accumulated depreciation were $0.4 million and $0.4 million, respectively.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BALANCE SHEET COMPONENTS (Continued)

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Employee compensation and related expenses	$23,683	$25,902
Income taxes payable	1,690	767
Non-income taxes payable	4,930	1,886
Customer deposits	3,472	—
Other	9,373	2,031

Total	$43,148	$30,586

5. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segments for the years ended December 31, 2007 and 2008 were as follows (in thousands):

	Communications	Classmates Media	FTD	Total
Balance at January 1, 2007	$7,489	$125,529	$—	$133,018
Acquisition adjustments(a)	—	(682)	—	(682)
Foreign currency translation	—	16	—	16

Balance at December 31, 2007	7,489	124,863	—	132,352
FTD acquisition	—	—	477,520	477,520
Acquisition adjustments(a)	—	(128)	(4,721)	(4,849)
Impairment charge	—	—	(114,000)	(114,000)
Foreign currency translation	—	(9)	(31,666)	(31,675)

Balance at December 31, 2008	$7,489	$124,726	$327,133	$459,348

    (a)
    Represents adjustments to purchase accounting within a year of the acquisition and/or adjustments to acquired deferred tax assets.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	December 31, 2008
	Cost or Fair Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,785	$(85,658)	$15,127
Customer contracts and relationships	110,570	(11,805)	98,765
Trademarks and trade names	179,300	(12,221)	167,079
Advertising contracts and related relationships	7,229	(7,229)	—
Software and technology	46,047	(7,884)	38,163
Patents, domain names and other	4,596	(3,494)	1,102

Total	$448,527	$(128,291)	$320,236

	December 31, 2007
	Cost or Fair Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,058	$(81,550)	$18,508
Customer contracts and relationships	7,900	(3,563)	4,337
Trademarks and trade names	25,786	(9,528)	16,258
Advertising contracts and related relationships	7,229	(7,226)	3
Software and technology	5,348	(5,115)	233
Patents, domain names and other	4,609	(3,033)	1,576

Total	$150,930	$(110,015)	$40,915

        The Company's acquired trademarks and trade names related to the FTD acquisition of $229.8 million before impairment are indefinite-lived, and accordingly there is no associated accumulated amortization. At December 31, 2008, the FTD trademarks and trade names after impairment and foreign currency translation adjustments totaled $153.5 million.

        Amortization expense related to intangible assets for the years ended December 31, 2008, 2007 and 2006 was $18.4 million, $12.8 million and $17.6 million, respectively.

        Estimated future intangible asset amortization expense at December 31, 2008 is as follows (in thousands):

		Year Ending December 31,
	Total	2009	2010	2011	2012	2013	Thereafter
Estimated amortization of intangible assets	$166,722	$34,380	$32,187	$30,193	$28,988	$25,483	$15,491

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

        Under SFAS No. 142, goodwill and indefinite-lived intangible assets must be tested for impairment annually or when events occur or circumstances change that would indicate that goodwill or indefinite-lived

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

intangible assets might be permanently impaired. Under SFAS No. 144, identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, must be tested for impairment when events occur or circumstances change that would indicate the carrying amount of an asset may not be recoverable.

Impairment of Indefinite-Lived Intangible Assets

2008 Impairment Charge

        As discussed in Note 2, the Company acquired the FTD and Interflora trademarks and trade names in the FTD acquisition. These were recorded at their estimated fair value of $229.8 million as of the Closing Date. Due to the proximity of the Closing Date to the annual impairment assessment date of October 1, 2008, management reviewed the validity of the assumptions included in the Closing Date valuation and determined that there was no impairment of these indefinite-lived intangible assets.

        During the latter half of the December 2008 quarter, there was deterioration in the general business environment, weakening consumer spending, a significant decline in the market capitalization of the Company and its competitors, and a decline in the Company's business outlook primarily due to adverse macroeconomic factors. In accordance with SFAS No. 142, the Company performed an interim impairment assessment of the fair values of the FTD and Interflora trademarks and trade names.

        These assets are valued using a relief-from-royalty discounted cash flow model. The key inputs for this model are future revenues, royalty rate and discount rate. Solely for purposes of establishing inputs for the fair value calculations, the Company made certain assumptions, including assuming that the current economic downturn would continue through fiscal year 2009, followed by a recovery period in fiscal year 2010, and long-term growth past fiscal year 2010. In addition, the Company used a 4% royalty rate based on an assessment of other similar royalty arrangements. Lastly, the Company used a 14.6% and 16.9% discount rate for the FTD and Interflora trademarks and trade names, respectively, to determine the fair values.

        As a result of the December 31, 2008 valuation, the Company recorded a $44.0 million and $17.9 million impairment charge of the FTD and Interflora trademarks and trade names, respectively. These impairment charges were included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations. A reconciliation of the value of the Company's indefinite-lived intangible assets is as follows:

Acquired in FTD acquisition	$229,800
Impairment charges	(61,867)
Translation adjustment	(14,419)

Balance at December 31, 2008	$153,514

2006 Impairment Charge

        As a result of strong competition in the photo sharing market, historical operating losses and projected continuing losses, the Company evaluated the recoverability of its photo sharing assets and impaired $3.0 million of intangible assets in the quarter ended December 31, 2006. The $3.0 million intangible assets impairment charge was comprised of $2.9 million of acquired software technology and

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

$0.1 million of acquired pay accounts, proprietary rights and domain names. The Company determined the amount of the charge based on an estimate of the fair value of the photo sharing assets, using the income approach, discounted cash flow method. These impairment charges were included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations.

Impairment of Goodwill

2008 Impairment Charge

        The Company performed its annual impairment assessment of goodwill as of October 1, 2008 and determined that goodwill at its Classmates, MyPoints and Communications reporting units was not impaired. Due to the proximity of the Closing Date to the annual impairment assessment date of October 1, 2008, management reviewed the validity of the assumptions included in the Closing Date valuation and determined that there was no impairment of the FTD and Interflora reporting units as of October 1, 2008.

        During the latter half of the December 2008 quarter, there was deterioration in the general business environment, weakening consumer spending, a significant decline in the market capitalization of the Company and its competitors and a decline in the Company's business outlook primarily due to adverse macroeconomic factors. In accordance with SFAS No. 142, the Company considered whether these factors and circumstances made it more likely than not that any of its reporting units would have a fair value less than carrying value and an interim impairment assessment should be performed. As a result of this review, the Company concluded that an interim impairment assessment as of December 31, 2008 should be performed for its FTD and Interflora reporting units. Due to the significant excess of fair value over carrying value of the Classmates, MyPoints and Communications reporting units at the annual impairment assessment date, the Company determined that an interim impairment assessment was not required for these reporting units. However, in order to validate the overall enterprise valuation, the Company performed an updated valuation of these reporting units at December 31, 2008.

        The estimated fair values for all of the Company's reporting units were determined using a combination of the income approach and the market approach. Under the income approach, a reporting unit's fair value is estimated based on the discounted cash flow method. The discounted cash flow method is dependent upon a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions. Under the market approach, using the guideline company method, a reporting unit's fair value is estimated based on multiples of the cash-free market value of invested capital to revenue and EBITDA of the guideline companies. The revenue and EBITDA multiples of the Company's reporting units were selected based on a comparison of each reporting unit's operating performance and margins, among other factors, to those of the guideline companies.

        In arriving at the final estimated fair values of each of the reporting units, the estimated fair values as calculated under both the income approach and the market approach were multiplied by a weighting factor, the sum of which was the final estimated fair value. The income approach was weighted 75% and the market approach was weighted 25%. The income approach was weighted more heavily as the data included in that method is based on our projections and forecasts whereas the

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

market approach was weighted less heavily as the guideline companies used in those models are not 100% comparable to the Company's reporting units.

        Solely for purposes of establishing inputs for the fair value calculations described above related to interim goodwill impairment testing of the FTD and Interflora reporting units, the Company made certain assumptions, including that the current economic downturn would continue through fiscal year 2009, followed by a recovery period in fiscal year 2010, and long-term growth past fiscal year 2010. In addition, the Company applied margin and other cost assumptions consistent with the reporting unit's historical trends at various revenue levels and used a 3% growth factor to calculate the terminal value of its reporting units. The Company used a 14.1% and 16.0% discount rate for the FTD and Interflora reporting units, respectively, to calculate the fair values of these reporting units. The sum of the fair values of the reporting units was reconciled to the Company's current market capitalization (based upon the Company's stock price) plus an estimated control premium.

        As a result of the aforementioned factors, the Company recorded an impairment charge of $114.0 million related to goodwill within the FTD reporting unit. These impairment charges were included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations. The Company concluded that goodwill in the Interflora reporting unit was not impaired as of December 31, 2008.

2006 Impairment Charge

        In the quarter ended December 31, 2006, the Company tested goodwill for impairment and recorded a goodwill impairment charge of $5.7 million related to its photo sharing service within the Communications segment. These impairment charges were included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations.

Impairment of Long-Lived Assets

        During the quarter ended December 31, 2008, the Company decided not to pursue the marketing of broadband satellite service to its customers and recorded an impairment charge against the capitalized software costs relating to such service of $0.3 million within the Communications segment. This impairment charge was included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations.

        As a result of slower than expected growth of the VoIP market in the U.S., current period operating losses and projected continuing operating losses, the Company evaluated the recoverability of certain assets and wrote off $4.3 million of capitalized software and $0.2 million of prepaid marketing and domain names in the December 2006 quarter. The Company was required to reduce the carrying value of the assets to fair value and recognized asset impairment charges because the carrying value of the affected assets exceeded the Company's estimate of future undiscounted cash flows. These impairment charges were included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

Summary of Impairment Charges Recognized

        Impairment charges of goodwill, intangible assets and long-lived assets consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Goodwill impairment charges:
FTD segment	$114,000	$—	$—
Communications segment	—	—	5,738

Total goodwill impairment charges	114,000	—	5,738

Intangible assets impairment charges:
FTD segment	61,867	—	—
Communications segment	—	—	3,044

Total intangible assets impairment charges	61,867	—	3,044

Long-lived assets impairment:
Communications segment	283	—	4,503

Total long-lived assets impairment charges	283	—	4,503

Total impairment of goodwill, intangible assets and long-lived assets	$176,150	$—	$13,285

6. CREDIT AGREEMENTS

UOL Credit Agreement

        In connection with the FTD acquisition, in August 2008, United Online entered into a $60 million senior secured credit agreement (the "UOL Credit Agreement") and borrowed $60 million thereunder. The net proceeds of the term loans under the UOL Credit Agreement were used to finance, in part, the acquisition of FTD.

        The term loans under the UOL Credit Agreement bear interest at either LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 2.00% per annum. The UOL Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants (which impose restrictions and limitations on, among other things, dividends, investments, asset sales, and the ability to incur additional debt and liens) that, among other things, impose the maintenance of a maximum consolidated leverage ratio and the maintenance of a minimum consolidated fixed charge coverage ratio and minimum consolidated adjusted EBITDA. Impairment charges recorded by the Company do not impact covenants contained in the UOL Credit Agreement.

        The obligations under the UOL Credit Agreement are guaranteed by the Company's domestic wholly-owned subsidiaries, other than UNOL Intermediate, Inc. (the direct parent of FTD Group, Inc.) and its subsidiaries. In addition, the obligations under the UOL Credit Agreement are secured by a lien on substantially all of the assets of the guarantors, including a pledge of all of the outstanding capital stock of the guarantors' direct subsidiaries (except with respect to foreign subsidiaries, in which case

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. CREDIT AGREEMENTS (Continued)

such pledge is limited to 66% of the outstanding capital stock), excluding the capital stock of UNOL Intermediate, Inc.

FTD Credit Agreement

        In connection with the FTD acquisition, in August 2008, UNOLA Corp., then an indirect wholly-owned subsidiary of United Online, Inc., which subsequently merged into FTD Group, Inc., entered into a $425 million senior secured credit agreement (the "FTD Credit Agreement"), consisting of (i) a term loan A facility of up to $75 million, (ii) a term loan B facility of up to $300 million, and (iii) a revolving credit facility of up to $50 million. The interest rate set forth in the FTD Credit Agreement for loans made under the revolving credit facility and term loan A facility is either the prime rate plus 2.50% per annum, or LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%), in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The interest rate set forth in the FTD Credit Agreement for loans made under the term loan B facility is either the prime rate plus 3.50% per annum, or LIBOR plus 4.50% per annum (with a LIBOR floor of 3.00%), in each case, with a step-down in the interest rate depending on FTD's leverage ratio. In addition, there is a commitment fee equal to 0.50% per annum (with step-downs in the commitment fee depending on FTD's leverage ratio) on the unused portion of the revolving credit facility. The FTD Credit Agreement is guaranteed by UNOL Intermediate, Inc. and substantially all of the domestic subsidiaries of FTD and is secured by substantially all of the assets of FTD and such subsidiaries, including a pledge of all of the outstanding capital stock owned by FTD and such guarantors (provided that no more than 66% of the capital stock of any foreign subsidiary is pledged or otherwise secures the FTD Credit Agreement). On the date of the FTD acquisition, term loan A and term loan B under the FTD Credit Agreement were funded and FTD and its subsidiaries undertook UNOLA Corp.'s obligations under the FTD Credit Agreement. The FTD Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants that, among other things, require FTD and its subsidiaries not to exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio and imposes restrictions and limitations on, among other things, capital expenditures, investments, dividends, asset sales, and the incurrence of additional debt and liens. Impairment charges recorded by the Company do not impact covenants contained in the FTD Credit Agreement.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. CREDIT AGREEMENTS (Continued)

Summary of Indebtedness

        FTD debt assumed in connection with the acquisition amounting to $302.3 million was fully repaid upon completion of the acquisition. The repayment consisted of long-term debt reclassified to current maturities of $290.6 million, current maturities of $1.2 million and premium for early debt repayment of $10.5 million.

        Subsequent to such payments, the changes in the Company's debt balances for the year ended December 31, 2008 were as follows (in thousands):

	Drawn Downs of Debt	Debt Discounts	Repayments of Debt	Accretion of Discounts	Balance at December 31, 2008
UOL Credit Agreement	$60,000	$(1,681)	$(3,750)	$290	$54,859
FTD Credit Agreement, term loan A	75,000	(2,458)	(938)	208	71,812
FTD Credit Agreement, term loan B	300,000	(13,233)	(750)	789	286,806
FTD Credit Agreement, revolving credit facility	6,000	—	(6,000)	—	—

Total	$441,000	$(17,372)	$(11,438)	$1,287	$413,477

        Future minimum principal payments based upon the Company's outstanding and scheduled debt payments per the credit agreements were as follows at December 31, 2008 (in thousands):

		Year Ending December 31,
	Total	2009	2010	2011	2012	2013	Thereafter
UOL Credit Agreement	$56,250	$15,000	$15,000	$15,000	$11,250	$—	$—
FTD Credit Agreement, term loan A	74,062	4,219	6,094	7,500	7,969	48,280	—
FTD Credit Agreement, term loan B	299,250	3,000	3,000	3,000	3,000	3,000	284,250

Total	$429,562	$22,219	$24,094	$25,500	$22,219	$51,280	$284,250

        At December 31, 2008, the borrowing capacity under the FTD revolving credit facility, which was reduced by $11.0 million in outstanding standby letters of credit, was $39.0 million.

        At December 31, 2008, the interest rate on the UOL Credit Agreement was 6.00%. The interest rate on the FTD Credit Agreement term loan A was 5.75% and the interest rates on the FTD Credit Agreement term loan B were between 6.75% and 8.04%.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENT

        In November 2008, the Company entered into a three-year interest rate cap instrument to manage risks associated with interest rate fluctuations on a $150 million notional amount of the FTD Credit Agreement which is accounted for as a cash flow hedge at December 31, 2008. At December 31, 2008, the cap had a fair value of $40,000. This derivative instrument was included in other assets in the consolidated balance sheet at December 31, 2008 and the interest rate cap was determined to be highly effective.

        In January 2009, the Company decided to change the interest rate basis of the hedged item from LIBOR-based to prime-based and, as a result, the cash flow hedge was de-designated and, while so de-designated, does not qualify for hedge accounting treatment.

8. FAIR VALUE MEASUREMENTS

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

        On January 1, 2008, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115, became effective. SFAS No. 159 allows an entity to choose to measure certain financial instruments and liabilities at fair value on its balance sheet on a contract-by-contract basis. The Company has elected not to adopt the fair value option of SFAS No. 159 on its existing financial instruments.

        In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify how an entity would determine fair value in an inactive market. FSP FAS 157-3 was effective immediately and applied to the Company's consolidated financial statements for the year ended December 31, 2008. The application of the provisions of FSP FAS 157-3 did not materially impact the Company's consolidated financial statements.

        SFAS No. 157 establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE MEASUREMENTS (Continued)

presents information about assets required to be carried at fair value on a recurring basis at December 31, 2008 (in thousands):

Description	Total	Level 1	Level 2
Cash equivalents	$68,084	$58,330	$9,754
Derivative asset	40	—	40

Total	$68,124	$58,330	$9,794

        The Company estimated the fair value of its long-term debt by using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered its estimated credit ratings. The Company estimated its credit ratings as A/A- for the long-term debt associated with the UOL Credit Agreement resulting in a discount rate of 6% and a credit rating of BBB/BB+ for the long-term debt associated with the FTD Credit Agreement resulting in a discount rate of 10%. The table below summarizes the fair value estimates, at December 31, 2008, for financial instruments, as defined by SFAS No. 107 (in thousands):

	December 31, 2008
	Carrying Amount	Estimated Fair Value
Long-term debt, including current portion	$413,477	$391,762

Total	$413,477	$391,762

9. STOCKHOLDERS' EQUITY

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

Preferred Stock

        The Company has 5.0 million shares of preferred stock authorized with a par value of $0.0001, of which 300,000 shares are designated as Series A junior participating preferred stock. At December 31, 2008 and 2007, the Company had no preferred shares issued or outstanding.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

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

Common Stock Repurchases

        The Company's Board of Directors authorized a common stock repurchase program (the "program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From August 2001 through December 31, 2008, the Company had repurchased $139.2 million of its common stock under the program. The Company has not repurchased any shares of its common stock under the program since February 2005 and, at December 31, 2008, the remaining amount available under the program was $60.8 million.

        Shares withheld upon vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards to pay applicable employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the program. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units and restricted stock awards that vest, and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the years ended December 31, 2008 and 2007 were $8.8 million and $5.6 million, respectively, for which the Company withheld 806,000 and 390,000 shares, respectively, that were underlying the restricted stock units and restricted stock awards which vested and stock awards that were issued.

Dividends

        Dividends are paid on shares of common stock and unvested restricted stock units outstanding as of the record date.

        In January, April and July 2008, the Company's Board of Directors declared quarterly cash dividends of $0.20 per share of common stock. The dividends were paid on February 29, 2008, May 30, 2008 and August 29, 2008 and totaled $14.6 million, $14.9 million and $14.9 million, respectively. Following the closing of the FTD acquisition, the Board of Directors decreased the Company's quarterly cash dividend from $0.20 per share of common stock to $0.10 per share of common stock. In October 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The dividend was paid on November 28, 2008 and amounted to $9.0 million. In January 2009, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend was February 13, 2009. The dividend was paid on February 27, 2009 and totaled $8.8 million.

        The payment of future dividends is discretionary and is subject to determination by the Company's Board of Directors each quarter following its review of the Company's financial performance and other

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

factors. Dividends are declared and paid out of the Company's surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware.

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) was as follows (in thousands):

	Unrealized gain (loss) on short-term investments, net of tax	Unrealized gain (loss) on derivatives net of tax	Foreign currency translation	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2006	$(300)	$83	$(110)	$(327)
Current period change	172	(83)	(7)	82

Balance at December 31, 2006	(128)	—	(117)	(245)
Current period change	285	—	142	427

Balance at December 31, 2007	157	—	25	182
Current period change	(157)	(242)	(46,802)	(47,201)

Balance at December 31, 2008	$—	$(242)	$(46,777)	$(47,019)

10. STOCK-BASED COMPENSATION PLANS

        The Company has four active equity plans under which, in general, it is authorized to grant stock options, stock awards and restricted stock units.

        Stock options granted to employees generally vest over a three- or four-year period under a variety of vesting schedules and are canceled upon termination of employment. Stock options granted to non-employee directors generally vest over a nine-month to three-year period, either monthly or annually. Stock option grants expire after ten years unless canceled earlier due to termination of employment or Board of Directors service. Certain stock option grants are immediately exercisable for unvested shares of common stock, with the unvested portion of the shares remaining subject to repurchase by the Company at the exercise price until the vesting period is complete.

        Restricted stock units granted to employees generally vest over a one- to four-year period under a variety of vesting schedules and are canceled upon termination of employment. Restricted stock units granted to non-employee directors generally vest annually over a one-year period.

        Upon the exercise of a stock option award, the vesting of a restricted stock unit or the award of common stock or restricted stock, shares of common stock are issued from authorized but unissued shares.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION PLANS (Continued)

        The following table summarizes the aggregate shares reserved for issuance and the shares available for grant under the Company's equity plans at December 31, 2008 (in thousands):

	Aggregate Shares Reserved for Issuance	Shares Available for Grant
2001 Stock Incentive Plan	25,726	2,554
2001 Supplemental Stock Incentive Plan	5,039	98
Classmates Online, Inc. 2004 Stock Plan	1,128	528
FTD Group, Inc. 2005 Equity Incentive Plan	1,462	552

Total	33,355	3,732

        The Company cannot grant restricted stock units from the Classmates Online, Inc. 2004 Stock Plan.

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following captions within the consolidated statements of operations for each of the periods presented (in thousands):

	Year Ended December 31,
	2008	2007	2006
Operating expenses:
Cost of revenues	$1,049	$884	$817
Sales and marketing	7,250	4,031	3,457
Technology and development	6,410	4,941	5,367
General and administrative	21,818	9,693	9,527

Total stock-based compensation	$36,527	$19,549	$19,168

Tax benefit recognized	$8,952	$4,529	$3,962

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION PLANS (Continued)

        The following table summarizes the assumptions used in the Black-Scholes option-pricing model. The assumptions represent the weighted average of the applicable assumption used to value stock options at their grant date. The Company did not grant any stock options in the years ended December 31, 2008 and 2007.

Year Ended December 31, 2006
Risk-free interest rate	4.6%
Expected term (in years)	3.8
Dividend yield	6.1%
Volatility	60.0%

        The following table summarizes activity during the years ended December 31, 2006, 2007 and 2008:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2006	11,628	$13.31
Granted	210	$13.18
Exercised	(2,163)	$4.37
Canceled	(2,566)	$23.46

Outstanding at December 31, 2006	7,109	$12.37
Granted	—	$—
Exercised	(1,068)	$8.06
Canceled	(778)	$15.12

Outstanding at December 31, 2007	5,263	$12.83
Granted	—	—
Exercised	(220)	$7.57
Canceled	(139)	$12.53

Outstanding at December 31, 2008	4,904	$13.08	4.0	$2,122

Exercisable at December 31, 2008	4,811	$13.09	4.0	$2,122

Expected to vest at December 31, 2008	114	$12.10	6.6	$0

        Total unrecognized compensation cost related to unvested stock options at December 31, 2008, net of expected forfeitures, was approximately $0.2 million and was expected to be recognized over a weighted-average period of 0.6 years.

        The weighted-average grant date fair value of stock options granted during the year ended December 31, 2006 was $4.51. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.7 million, $7.4 million and $17.3 million, respectively. Cash received from the exercise of stock options was $1.7 million, $8.6 million and $9.5 million, respectively, for the years ended December 31, 2008, 2007 and 2006. The tax benefits realized from stock options

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION PLANS (Continued)

exercised in the years ended December 31, 2008, 2007 and 2006 were approximately $0.2 million, $2.8 million and $3.9 million, respectively.

Restricted Stock and Restricted Stock Units

        In January 2004, the Company granted 575,000 restricted shares of common stock with a weighted-average grant date fair value of $19.91. In January 2005, 100,000 of these shares were canceled, and in June 2007, an additional 125,000 of these shares were canceled due to the resignation of a former executive officer. The remaining 350,000 restricted shares vested entirely at the end of the four-year vesting period in January 2008, at which time 142,000 shares were withheld and employee withholding taxes of $1.5 million were paid.

        The following table summarizes activity for restricted stock units during the years ended December 31, 2006, 2007 and 2008:

	Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
	(in thousands)
Outstanding at January 1, 2006	1,642	$10.78
Granted	2,208	$10.36
Vested	(629)	$8.74
Canceled	(381)	$9.46

Outstanding at December 31, 2006	2,840	$11.08
Granted	3,922	$13.94
Vested	(1,077)	$10.52
Canceled	(707)	$12.51

Outstanding at December 31, 2007	4,978	$12.65
Granted	4,639	$10.18
Vested	(1,942)	$12.49
Canceled	(760)	$12.44

Outstanding at December 31, 2008	6,915	$11.49

        At December 31, 2008, the intrinsic value of outstanding restricted stock and restricted stock units was approximately $42.0 million. The fair value of restricted stock units that vested during the year ended December 31, 2008 was approximately $20.5 million. Total unrecognized compensation cost related to unvested restricted stock and restricted stock units at December 31, 2008, net of expected forfeitures was approximately $57.7 million and was expected to be recognized over a weighted-average period of 1.3 years.

        At December 31, 2007, the intrinsic value of outstanding restricted stock and restricted stock units was approximately $63.0 million. The fair value of restricted stock units that vested during the year ended December 31, 2007 was approximately $15.5 million.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION PLANS (Continued)

Classmates Media Corporation Equity Awards

        In connection with the preparation for the potential initial public offering ("IPO") by the Company's Classmates Media Corporation ("CMC") subsidiary, employment agreements were signed with certain employees, which guaranteed such employees an aggregate $13.0 million of value in restricted stock units in CMC. Because the IPO was not effective by April 30, 2008, certain of these employment agreements were modified and the related equity awards were issued as restricted stock units in the Company based on prices set forth in the employment agreements. In connection with the modification of these agreements, 0.5 million restricted stock units are to be issued over the period ending in August 2011 if the CMC IPO is not effective. At December 31, 2008, 0.1 million of these restricted stock units had been issued and 0.4 million were still subject to issuance. No additional compensation expense was recognized in connection with the modifications. Stock-based compensation associated with these equity awards has been recorded in the Company's consolidated financial statements from the execution dates of these agreements. During the year ended December 31, 2008, certain of the employment agreements with guaranteed values totaling $6.5 million in restricted stock units in CMC were canceled and $0.7 million of stock-based compensation previously recorded in the year ended December 31, 2007 was reversed and reflected in general and administrative expenses in the Company's consolidated statements of operations for the year ended December 31, 2008.

Recent Awards

        Effective February 15, 2009, the Compensation Committee of the Board of Directors of United Online, Inc. (the "Compensation Committee") approved grants of 0.9 million restricted stock units with a grant-date fair value equal to $4.9 million to certain members of the Company's senior management. Each restricted stock unit entitles the recipient to receive one share of the Company's common stock upon vesting. The restricted stock units will vest in full on February 15, 2010.

        Effective February 15, 2009, the Company approved grants of 0.9 million restricted stock units with a grant-date fair value equal to $4.6 million to the Company's non-executive officer employees. The restricted stock units will vest as to twenty-five percent of the total number of shares awarded annually over the four-year period beginning February 15, 2009.

        Effective February 15, 2009, 0.5 million shares of common stock with a grant-date fair value equal to $5.3 million were issued to certain members of senior management.

  Stock Option Exchange Program for Three Executive Officers

        On February 12, 2009, the Compensation Committee adopted a stock option exchange program pursuant to which three executive officers will be given the opportunity to exchange certain "out-of-the-money," or "underwater," stock options previously granted to them under the Company's 2001 Stock Incentive Plan, for an award of restricted stock units pursuant to which the executive officers will be entitled to receive one share of common stock of the Company for each unit that is granted under the award on the date that each such unit vests in accordance with its terms and the designated vesting schedule. The Compensation Committee determined that it is in the best interests of the Company to provide such executive officers with compensation comprised in part of equity incentives designed to retain their services and to align their interests more closely to those of the Company's stockholders.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION PLANS (Continued)

        The number of restricted stock units to be issued for each exchanged underwater stock option will be determined in accordance with a 1-for-3 exchange ratio. A total of 2.0 million underwater stock options are eligible for the exchange, for which 0.6 million restricted stock units would be issued if all underwater stock options are exchanged. All underwater stock options will be canceled upon exchange for restricted stock units pursuant to the Company's 2001 Stock Incentive Plan.

        The restricted stock units will vest in quarterly increments over two years measured from February 15, 2009, subject to the officer's continued employment with the Company through the vesting date of such restricted stock units. Upon vesting, the Company will issue shares of common stock corresponding to the number of vested restricted stock units awarded to the officer, less the number of shares having an aggregate value equal to the Company's statutory withholding obligations with respect to applicable federal and state income and employment withholding taxes (all as consistent with the Company's current practices with respect to restricted stock units).

Employee Stock Purchase Plan

        The Company has an employee stock purchase plan, which expires in 2011, and under which 7.7 million shares of the Company's common stock were reserved for issuance under the plan at December 31, 2008. At December 31, 2008, 3.5 million shares were available for issuance. Under the employee stock purchase plan, each eligible employee may authorize payroll deductions of up to 15% of their compensation to purchase shares of common stock on two purchase dates each year at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of the Company's common stock on the employee's entry date into the two-year offering period in which the purchase date occurs or (ii) the closing market price per share on the purchase date. Each offering period has a 24-month duration and purchase intervals of six months.

        The fair value of employee stock purchase plan shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.4%	4.5%	3.8%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Dividend yield	6.3%	6.4%	8.3%
Volatility	43.8%	38.7%	52.1%

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

        For the years ended December 31, 2008, 2007 and 2006, the Company recognized $1.1 million, $1.7 million and $1.9, respectively, of stock-based compensation related to the employee stock purchase

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION PLANS (Continued)

plan. Total unrecognized compensation cost related to the employee stock purchase plan at December 31, 2008 was approximately $2.1 million and was expected to be recognized over a weighted-average period of 0.7 years.

11. INCOME TAXES

        Income before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic	$(60,061)	$100,828	$79,242
Foreign	(11,309)	(2,136)	(1,718)

Income before income taxes	$(71,370)	$98,692	$77,524

        The provision for income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$37,784	$27,278	$33,433
State	4,513	6,389	6,469
Foreign	(2,453)	—	—

	39,844	33,667	39,902

Deferred:
Federal	(15,359)	6,070	(6,404)
State	(9)	803	2,795
Foreign	(1,189)	375	—

	(16,557)	7,248	(3,609)

Provision for income taxes	$23,287	$40,915	$36,293

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate (in thousands):

	Year Ended December 31,
	2008	2007	2006
Federal taxes at statutory rate of 35%	$(24,980)	$34,541	$27,133
State taxes, net	912	4,660	3,858
Change in uncertain tax positions	1,942	336	—
Goodwill impairment	39,900	—	—
Re-measurement of deferred tax assets	406	(331)	2,265
Other differences	986	(837)	(427)
Increase in valuation allowance	4,121	2,546	3,464

Provision for income taxes	$23,287	$40,915	$36,293

        The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$61,242	$62,743
Depreciation and amortization	—	2,429
Stock-based compensation	11,243	10,411
Other	6,885	8,042

Total gross deferred tax assets	79,370	83,625
Less: valuation allowance	(9,721)	(8,623)

Total deferred tax assets after valuation allowance	69,649	75,002

Deferred tax liabilities:
Amortization of acquired intangible assets	(109,200)	(10,393)
Depreciation and amortization	(5,113)	—

Total deferred tax liabilities	(114,313)	(10,393)

Net deferred tax assets (liabilities)	$(44,664)	$64,609

	December 31,
	2008	2007
Current portion of net deferred tax assets	$16,170	$7,050
Long-term portion of net deferred tax assets (liabilities)	(60,834)	57,559

Net deferred tax assets (liabilities)	$(44,664)	$64,609

        The Company had a valuation allowance of $9.7 million and $8.6 million at December 31, 2008 and 2007, respectively, to reduce deferred tax assets to an amount that is more likely than not to be realized in future periods. Based on an assessment of all available evidence, the Company concluded that, with the exception of certain stock-based compensation that is expected to be limited under

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

Section 162(m) of the Code, foreign net operating losses and foreign tax credits due to uncertainty regarding utilization, it is more likely than not that the remaining deferred tax assets will be realized.

        At December 31, 2008 and 2007, the Company had gross unrecognized tax benefits of $11.8 million and $10.3 million, respectively, all of which, if recognized, would have an impact on the Company's effective income tax rate, except for purchase accounting.

        The Company recognizes interest and penalties for uncertain tax positions in income tax expense. The Company had $3.9 million and $1.3 million accrued for interest and penalties relating to uncertain tax positions at December 31, 2008 and 2007, respectively, all of which is included in income taxes payable.

        At December 31, 2008, the Company had federal net operating loss and federal foreign tax credit carryforwards of $150 million and $2.9 million, respectively, which will begin to expire in 2018 and 2015, respectively. The Company also has state and foreign net operating loss carryforwards of $47.0 million and $2.9 million, respectively. The state net operating loss carryforwards begin to expire in 2009 and the foreign net operating loss carryforwards have an indefinite life. With respect to the state net operating loss carryforwards, certain amounts will be further reduced pursuant to the state allocation and apportionment laws. These carryforwards have been adjusted to reflect the Company's estimate of limitations under Section 382 of the Code.

        The changes in gross unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows, excluding interest and penalties (in thousands):

Balance upon adoption of FIN 48 on January 1, 2007	$6,795
Additions related to current year positions	1,915
Additions related to prior year positions	1,591

Balance at December 31, 2007	10,301
Additions due to FTD acquisition	1,508
Additions related to current year positions	72
Lapse of statute of limitations	(1,142)
Additions related to prior year positions	1,068

Balance at December 31, 2008	$11,807

        The Company is currently under audit by certain taxing jurisdictions in the U.S.. Some audits may conclude in the next twelve months and the unrecognized tax benefits we have recorded in relation to the audits may differ from actual settlement amounts and it is not possible to estimate the effect, if any, of any such settlements. The Company anticipates that in the next twelve months, $3.2 million of gross unrecognized tax benefits will lapse due to the statute of limitation and anticipates no material increase. The Company files income tax returns in the U.S., various state and local jurisdictions, the U.K., and in other foreign jurisdictions. With few exceptions, the Company is not subject to U.S., foreign, state or local examination for years prior to fiscal 2004.

        In accordance with APB Opinion No. 23, Accounting for Income Taxes—Special Areas, the Company has not provided for U.S. deferred income taxes on the cumulative undistributed earnings of certain of its non-U.S. affiliates that are indefinitely reinvested outside of the U.S.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        For the years ended December 31, 2008, 2007 and 2006, income tax benefits attributable to equity-based compensation that were allocated to stockholders' equity amounted to $0.4 million, $4.6 million and $5.8 million, respectively.

12. NET INCOME (LOSS) PER SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Numerator:
Income (loss) before cumulative effect of accounting change	$(94,657)	$57,777	$41,231
Cumulative effect of accounting change, net of tax	—	—	1,041

Net income (loss)	$(94,657)	$57,777	$42,272

Denominator:
Weighted-average common shares—basic	73,261	67,178	64,476
Less: weighted-average common shares subject to repurchase rights	(25)	(410)	(475)

Shares used to calculate basic net income (loss) per share	73,236	66,768	64,001

Add: Dilutive effect of restricted stock units and stock options	—	2,519	2,268

Shares used to calculate diluted net income (loss) per share	73,236	69,287	66,269

Basic net income (loss) per share:
Income (loss) before cumulative effect of accounting change	$(1.29)	$0.87	$0.64
Cumulative effect of accounting change, net of tax	—	—	0.02

Basic net income (loss) per share	$(1.29)	$0.87	$0.66

Diluted net income (loss) per share:
Income (loss) before cumulative effect of accounting change	$(1.29)	$0.83	$0.62
Cumulative effect of accounting change, net of tax	—	—	0.02

Diluted net income (loss) per share	$(1.29)	$0.83	$0.64

        The diluted net income (loss) per share computations exclude stock options and restricted stock units which are antidilutive. The number of antidilutive shares at December 31, 2008, 2007 and 2006 was 12.2 million, 2.4 million and 3.0 million, respectively.

13. RESTRUCTURING CHARGES

        In the year ended December 31, 2008, the Company recorded restructuring charges totaling $0.7 million, primarily associated with the closure of its Orem, Utah facility.

        In the year ended December 31, 2007, the Company recorded restructuring charges totaling $3.4 million. In October 2007, the Company eliminated 69 positions and recorded restructuring charges totaling $3.0 million for employee termination benefits within its Communications segment to better align the segment's cost structure within a mature business for dial-up Internet access services. All costs

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RESTRUCTURING CHARGES (Continued)

related to the elimination of these positions were recognized and incurred in the December 2007 quarter. In addition, the Company recognized restructuring charges totaling $0.4 million for termination benefits paid to certain employees associated with its Web hosting and photo sharing businesses.

        In the year ended December 31, 2006, the Company recorded restructuring charges totaling $0.6 million primarily for lease termination costs and termination benefits paid to certain employees.

14. POTENTIAL SUBSIDIARY INITIAL PUBLIC OFFERING OF CLASSMATES MEDIA CORPORATION

        CMC was formed in August 2007 for the purposes of consolidating the Company's Classmates, The Names Database and MyPoints business units in preparation of an IPO by CMC. The businesses were contributed to CMC by the Company on August 9, 2007. In August 2007, CMC filed a Form S-1 registration statement with the SEC for the IPO of its common stock.

        In December 2007, the Company determined that proceeding with the IPO under then-current market conditions was not in the best interests of its stockholders and CMC withdrew its Form S-1 registration statement previously filed with the SEC. Approximately $0.5 million of transaction costs were determined not to have continuing value after the withdrawal of the IPO and were expensed in the quarter ended December 31, 2007. Because it remained the Company's strategy to complete an IPO of CMC during 2008, certain IPO transaction- related costs incurred during 2007 and the first quarter of 2008 totaling $3.9 million were deferred and were included in other assets on our condensed consolidated balance sheet at March 31, 2008. During the second quarter of 2008, the Company concluded that it was unlikely that an IPO would be completed before 2009. As such, the Company determined, on June 23, 2008, that the $3.9 million in deferred transaction-related costs relating to the IPO would be expensed in the quarter ended June 30, 2008, and its financial results and the financial results of the Classmates Media segment for the year ended December 31, 2008 were negatively impacted.

15. COMMITMENTS AND CONTINGENCIES

Leases

        Future minimum lease payments at December 31, 2008 under noncancelable operating leases, and related sublease income, with initial lease terms in excess of one year were as follows (in thousands):

	Year Ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases	$16,424	$12,301	$9,286	$7,412	$6,745	$12,568	$64,736
Operating sublease income	(1,113)	(424)	—	—	—	—	(1,537)

Total	$15,311	$11,877	$9,286	$7,412	$6,745	$12,568	$63,199

        Operating leases consist primarily of facility leases. The Company leases its facilities and certain operating equipment under operating leases expiring at various periods through 2014. Certain of the Company's operating leases include rent holidays as well as escalation clauses that periodically adjust rental expense. The Company records rent expense on a straight-line basis over the lease term. Rental

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

expense for operating leases for the years ended December 31, 2008, 2007 and 2006 was $8.6 million, $7.4 million and $6.6 million, respectively.

Standby Letters of Credit

        Standby letters of credit are maintained pursuant to certain of the Company's lease arrangements and to secure credit card processing activity. The standby letters of credit remain in effect, generally, at declining levels through the terms of the related leases. Certificates of deposit of $1.9 million and $2.1 million maintained by the Company in connection with certain of these standby letters of credit are included in other current assets and other assets in the consolidated balance sheets at December 31, 2008 and 2007, respectively. Commitments under standby letters of credit at December 31, 2008 are scheduled to expire as follows (in thousands):

	Year Ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Standby letters of credit	$11,805	$582	$300	$—	$242	$—	$12,929

Debt Obligations

	Year Ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Debt, including interest	$50,924	$53,681	$53,524	$48,405	$75,588	$300,654	$582,776

Other Long-Term Liabilities

	Year Ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Other long-term liabilities	$438	$1,306	$134	$132	$131	$630	$2,771

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Legal Contingencies

        In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint, which is the operative complaint, was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. On October 13, 2004, the district court certified a class in six of the other nearly identical actions (the "focus cases"). The underwriter defendants appealed the decision and the United States Court of Appeals for the Second Circuit vacated the district court's decision granting class certification on December 5, 2006. Plaintiffs filed a petition for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that the plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. Prior to the Second Circuit's decision, the majority of issuers, including NetZero, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved, and on June 25, 2007, the court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed Second Amended class action complaints in the focus cases. The issuers' motion to dismiss the Second Amended class action complaints was granted in part and denied in part. On October 10, 2008, the trial court granted the plaintiff's motion to withdraw without prejudice their Motion for Class Certification in the six focus cases. The parties in the approximately 300 coordinated class actions, including NetZero, the underwriter defendants in the NetZero class action, and the plaintiff class in the NetZero action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make a settlement payment on behalf of the issuers, including NetZero. The settlement is subject to approval by the parties and is also subject to court approval.

        On March 6, 2006, plaintiff Anthony Piercy filed a purported consumer class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against NetZero claiming that NetZero continues to charge consumers fees after they cancel their Internet access account. On July 27, 2006, plaintiff Donald E. Ewart filed a purported consumer class action lawsuit in the Superior

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

Court of the State of California, County of Los Angeles, against NetZero containing substantially similar allegations to the Piercy case. Plaintiffs in both cases are seeking injunctive and declaratory relief and damages. NetZero filed a response to both lawsuits denying the material allegations of the complaints. Both Messrs. Piercy and Ewart subsequently withdrew from the actions as class representatives. On March 16, 2007, Barbara Rasnake and Robert Du Verger were substituted as purported class representatives. On May 25, 2007, the court consolidated the actions under the caption Rasnake v. NetZero, Inc., Case No. BC348461. On July 13, 2007, the plaintiffs filed a consolidated amended class action complaint at which time Peter Chrisler was also substituted as a purported class representative. A settlement agreement was entered into by all parties in this case and was granted final approval by the court on November 6, 2008.

        The Company's pending lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of its outstanding legal proceedings, claims and litigation will have a material adverse effect on its business, financial position, results of operations or cash flows, the results of litigation are inherently uncertain and the Company can provide no assurance that it will not be materially and adversely impacted by the results of such proceedings. At December 31, 2008, the Company had not established allowances for losses relating to any of the matters described above, with the exception of the Rasnake v. NetZero matter.

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

16. QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Year ended December 31, 2008:
Revenues	$256,162	$169,157	$122,273	$121,811
Operating income (loss)	$(133,801)	$28,799	$21,960	$20,363
Net income (loss)	$(137,563)	$16,166	$13,738	$13,002
Basic net income (loss) per share	$(1.68)	$0.22	$0.20	$0.19
Diluted net income (loss) per share	$(1.68)	$0.21	$0.19	$0.19

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Year ended December 31, 2007:
Revenues	$125,410	$126,825	$131,417	$129,851
Restructuring charges	$2,991	$34	$394	$—
Operating income	$22,181	$23,263	$24,733	$22,124
Net income	$14,572	$13,969	$16,208	$13,028
Basic net income per share	$0.22	$0.21	$0.24	$0.20
Diluted net income per share	$0.21	$0.20	$0.23	$0.19

UNITED ONLINE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged (Credited) to Expense		Charged to Other Accounts		Charges Utilized (Write-offs)		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2008	$2,378	$2,651		$(126)		$(576)		$4,327
Year ended December 31, 2007	$1,324	$1,323		$206		$(475	)(b)	$2,378
Year ended December 31, 2006	$1,325	$(298)		$300	(a)	$(3	)(b)	$1,324
Valuation allowance for deferred tax assets:
Year ended December 31, 2008	$8,623	$4,121	(c)	$2,752	(f)	$(5,775	)(d)	$9,721
Year ended December 31, 2007	$6,850	$2,546	(e)	$—		$(773	)(d)	$8,623
Year ended December 31, 2006	$4,670	$3,464	(c)	$—		$(1,284	)(d)	$6,850

(a)
Includes allowance for doubtful accounts acquired in connection with the acquisition of MyPoints.

(b)
Includes specific amounts written off that were considered to be uncollectible.

(c)
Includes the increase in valuation allowance due to executive compensation that is limited under Section 162(m) of the Code and foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization, partially offset by the release of valuation allowance for utilization of foreign losses.

(d)
Includes the release of valuation allowance for executive compensation subject to Section 162(m) of the Code.

(e)
Includes the increase in valuation allowance due to executive compensation that is limited under Section 162(m) of the Code and foreign losses, the benefit of which is not currently recognizable due to uncertainty regarding realization, partially offset by a $0.4 million reduction for the release of valuation allowance related to net operating losses in connection with the acquisition of Classmates Online.

(f)
Includes primarily the increase in valuation allowance acquired in connection with the FTD acquisition.