Form 10-Q
period 2009-03-31
UNITED ONLINE INC
filed 2009-05-08
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted eletronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        There were 83,580,761 shares of the Registrant's common stock outstanding at May 1, 2009.

UNITED ONLINE, INC.
INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2009

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; segment metrics; operating expenses; market trends, including those in the markets in which we compete; operating and marketing efficiencies; revenues; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; impairment charges; stock-based compensation; restructuring charges; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; statements regarding the anticipated impact or benefits associated with the acquisition of FTD Group, Inc. and its subsidiaries; our products and services; pricing; competition; and strategies and initiatives. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, and additional factors that accompany their related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$124,751	$104,514
Accounts receivable, net of allowance for doubtful accounts	54,814	58,901
Deferred tax assets, net	13,265	16,170
Other current assets	22,882	30,970

Total current assets	215,712	210,555
Property and equipment, net	62,226	61,822
Goodwill	457,878	459,348
Intangible assets, net	310,911	320,236
Other assets	19,610	21,566

Total assets	$1,066,337	$1,073,527

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$72,549	$83,372
Accrued liabilities	41,562	43,148
Member redemption liability	19,896	20,745
Deferred revenue	82,015	78,498
Current portion of long-term debt	22,688	22,219

Total current liabilities	238,710	247,982
Member redemption liability	5,029	5,231
Deferred revenue	4,719	4,763
Long-term debt, net of discounts	386,238	391,258
Deferred tax liabilities, net	55,570	60,834
Other liabilities	19,641	19,342

Total liabilities	709,907	729,410

Commitments and contingencies
Stockholders' equity:
Common stock	8	8
Additional paid-in capital	517,712	520,187
Accumulated other comprehensive loss	(49,284)	(47,019)
Accumulated deficit	(112,006)	(129,059)

Total stockholders' equity	356,430	344,117

Total liabilities and stockholders' equity	$1,066,337	$1,073,527

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2009	2008
Revenues	$263,647	$121,811
Operating expenses:
Cost of revenues (including stock-based compensation, see Note 10)	114,334	27,839
Sales and marketing (including stock-based compensation, see Note 10)	55,763	36,781
Technology and development (including stock-based compensation, see Note 10)	17,141	12,902
General and administrative (including stock-based compensation, see Note 10)	30,414	20,884
Amortization of intangible assets	8,591	2,836
Restructuring charges	—	206

Total operating expenses	226,243	101,448

Operating income	37,404	20,363
Interest income	348	1,600
Interest expense	(8,201)	—
Other income, net	38	42

Income before income taxes	29,589	22,005
Provision for income taxes	12,536	9,003

Net income	$17,053	$13,002

Income allocated to participating securities	(671)	(930)

Net income applicable to common stockholders	$16,382	$12,072

Basic net income per common share	$0.20	$0.18

Shares used to calculate basic net income per common share	82,570	68,145

Diluted net income per common share	$0.20	$0.18

Shares used to calculate diluted net income per common share	82,837	68,890

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended March 31,
	2009	2008
Net income	$17,053	$13,002
Change in unrealized gain on short-term investments, net of tax of $0 and $97 for the quarters ended March 31, 2009 and 2008, respectively	—	167
Change in unrealized gain on derivative, net of tax of $4 and $0 for the quarters ended March 31, 2009 and 2008, respectively	6	—
Foreign currency translation	(2,271)	(45)

Comprehensive income	$14,788	$13,124

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2009	82,107	$8	$520,187	$(47,019)	$(129,059)	$344,117
Exercises of stock options	40	—	109	—	—	109
Vesting of restricted stock units	878	—		—	—	—
Repurchases of common stock	—	—	(2,611)	—	—	(2,611)
Dividends paid on shares outstanding and restricted stock units	—	—	(8,770)	—	—	(8,770)
Dividends payable on restricted stock units	—	—	(77)	—	—	(77)
Stock-based compensation	—	—	9,366	—	—	9,366
Foreign currency translation	—	—	—	(2,271)	—	(2,271)
Change in unrealized gain on derivative, net of tax	—	—	—	6	—	6
Tax shortfalls from equity awards	—	—	(492)	—	—	(492)
Net income	—	—	—	—	17,053	17,053

Balance at March 31, 2009	83,025	$8	$517,712	$(49,284)	$(112,006)	$356,430

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$17,053	$13,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,683	8,075
Stock-based compensation	9,366	10,010
Accretion of discounts and amortization of debt issue costs	1,013	—
Provision for doubtful accounts receivable	1,161	318
Deferred taxes, net	(2,180)	(327)
Tax benefits (shortfalls) from equity awards	(492)	77
Excess tax benefits from equity awards	(227)	(226)
Other	162	136
Changes in operating assets and liabilities:
Accounts receivable	2,803	3,220
Other assets	9,859	5,908
Accounts payable and accrued liabilities	(12,007)	(15,536)
Member redemption liability	(1,050)	(805)
Deferred revenue	3,476	5,037
Other liabilities	(41)	110

Net cash provided by operating activities	43,579	28,999

Cash flows from investing activities:
Purchases of property and equipment	(6,347)	(2,799)
Purchases of short-term investments	—	(69,268)
Proceeds from maturities of short-term investments	—	22,985
Proceeds from sales of short-term investments	—	9,273
Cash paid for acquisitions, net of cash acquired	—	(682)
Proceeds from sales of assets, net	—	9

Net cash used for investing activities	(6,347)	(40,482)

Cash flows from financing activities:
Payments on term loans and revolver	(5,438)	—
Payments on capital leases	—	(4)
Proceeds from exercises of stock options	109	694
Repurchases of common stock	(2,611)	(6,162)
Payments for dividends	(8,770)	(14,569)
Excess tax benefits from equity awards	227	226

Net cash used for financing activities	(16,483)	(19,815)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(512)	(112)
Change in cash and cash equivalents	20,237	(31,410)
Cash and cash equivalents, beginning of period	104,514	149,507

Cash and cash equivalents, end of period	$124,751	$118,097

Supplemental disclosure of non-cash investing and financing activities:
Dividends payable on restricted stock units	$77	$—

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. (together with its subsidiaries, "United Online", "UOL" or the "Company") is a leading provider of consumer products and services over the Internet through a number of brands, including FTD, Interflora, Classmates, MyPoints, NetZero, and Juno. On August 26, 2008, United Online, Inc. completed its acquisition of 100% of the capital stock of FTD Group, Inc. (together with its subsidiaries, "FTD"). The Company reports its business in three reportable segments: FTD, Classmates Media and Communications. The Company's FTD segment provides floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services. The Company's Classmates Media services are online social networking and online loyalty marketing. The Company's primary Communications services are Internet access and email. On a combined basis, the Company's Web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

Basis of Presentation

        The accompanying condensed consolidated financial statements for the quarters ended March 31, 2009 and 2008, include United Online, Inc. and its subsidiaries and are unaudited. The condensed consolidated balance sheet information at December 31, 2008 is derived from the Company's audited consolidated financial statements, filed on February 27, 2009 with the Securities and Exchange Commission ("SEC") in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The Company's unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K filed on February 27, 2009 with the SEC.

        The most significant areas of the unaudited condensed consolidated financial statements that require management judgment and which are susceptible to possible change in the near term include the Company's allocation of purchase price in business combinations, goodwill and indefinite-lived intangible assets, intangible assets and other long-lived assets, member redemption liability, income taxes, and legal contingencies.

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

Accounting Policies

        Earnings Per Share—Effective January 1, 2009, the Company adopted Financial Accounting Standards Board ("FASB") Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Certain of the Company's restricted stock units are considered participating securities because they contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. The Company is required to retrospectively adjust earnings per share data to conform to the provisions in this FSP. Accordingly, the Company adopted the provisions of FSP EITF 03-6-1 effective January 1, 2009 and computed earnings per common share using the two-class method for all periods presented. See Note 11 for additional disclosures.

Recent Accounting Pronouncements

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

        In April 2009, the FASB issued FSP No. Financial Accounting Standards ("FAS") 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This guidance amends and clarifies Statement of Financial Accounting Standards ("SFAS") No. 141(R), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of this FSP will depend on the nature, terms and size of any acquisition that the Company consummates.

Interim Disclosures about Fair Value of Financial Instruments

        In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1 ("FSP FAS 107-1"), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 applies to all financial instruments within the scope of SFAS No.107

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

held by publicly traded companies, as defined by APB Opinion No. 28, and shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 requires comparative disclosures only for periods ending after initial adoption. Because FSP FAS 107-1 amends only the disclosure requirements for financial instruments, the adoption of FSP FAS 107-1 will only affect the disclosure in the Company's consolidated financial statements.

2. ACQUISITION

        The results of FTD's operations have been included in the Company's consolidated financial statements since August 26, 2008, the closing date. The following unaudited pro forma information assumes the FTD acquisition occurred at January 1, 2008 (in thousands, except per share amounts):

Quarter Ended March 31, 2008
Revenues	$313,798
Net income	$13,850
Basic net income per share	$0.17
Diluted net income per share	$0.17

3. SEGMENT INFORMATION

        Revenues and segment income from operations by segment are as follows (in thousands):

	Quarter Ended March 31, 2009
	FTD	Classmates Media	Communications	Total
Products	$113,265	$—	$—	$113,265
Services	32,798	38,221	48,049	119,068
Advertising	1,924	20,252	9,331	31,507

Total revenues	$147,987	$58,473	$57,380	$263,840

Segment income from operations	$19,230	$12,155	$20,702	$52,087

	Quarter Ended March 31, 2008
	FTD	Classmates Media	Communications	Total
Services	$—	$31,241	$59,421	$90,662
Advertising	—	20,643	10,506	31,149

Total revenues	$—	$51,884	$69,927	$121,811

Segment income from operations	$—	$7,953	$20,485	$28,438

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2009	2008
Segment income from operations:
FTD	$19,230	$—
Classmates Media	12,155	7,953
Communications	20,702	20,485

Total segment income from operations	52,087	28,438
Depreciation	(6,092)	(5,239)
Amortization of intangible assets	(8,591)	(2,836)

Consolidated operating income	$37,404	$20,363

        A reconciliation of segment revenues to consolidated revenues is as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2009	2008
Segment revenues:
FTD	$147,987	$—
Classmates Media	58,473	51,884
Communications	57,380	69,927
Intersegment eliminations	(193)	—

Consolidated revenues	$263,647	$121,811

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

        A reconciliation of segment operating expenses (excluding depreciation and amortization of intangible assets) to consolidated operating expenses is as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2009	2008
Segment operating expenses:
FTD	$128,757	$—
Classmates Media	46,318	43,931
Communications	36,678	49,442

Total segment operating expenses	211,753	93,373
Depreciation	6,092	5,239
Amortization of intangible assets	8,591	2,836
Intersegment eliminations	(193)	—

Consolidated operating expenses	$226,243	$101,448

        International revenues totaled $49.2 million and $3.4 million for the quarters ended March 31, 2009 and 2008, respectively.

        Geographic information for long-lived assets is as follows (in thousands):

	March 31, 2009	December 31, 2008
United States	$74,649	$76,434
Europe	7,187	6,952

Total long-lived assets	$81,836	$83,386

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BALANCE SHEET COMPONENTS

Other Current Assets

        Other current assets consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Prepaid expenses	$13,400	$15,751
Income taxes receivable	—	1,810
Gift cards related to member redemption liability	2,727	4,332
Floral-related inventories, net	3,578	5,603
Other	3,177	3,474

Total	$22,882	$30,970

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Computer software and equipment	$144,582	$139,164
Land and buildings	18,730	18,525
Furniture and fixtures	15,865	15,511

	179,177	173,200
Less: accumulated depreciation and amortization	(116,951)	(111,378)

Total	$62,226	$61,822

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Employee compensation and related expenses	$16,961	$23,683
Income taxes payable	9,326	1,690
Non-income taxes payable	5,100	4,930
Customer deposits	3,363	3,472
Other	6,812	9,373

Total	$41,562	$43,148

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in goodwill by reportable segments for the quarters ended March 31, 2009 were as follows (in thousands):

	FTD	Classmates Media	Communications	Total
Balance at January 1, 2009	$327,133	$124,726	$7,489	$459,348
Acquisition adjustments(a)	(139)	—	—	(139)
Foreign currency translation	(1,322)	(9)	—	(1,331)

Balance at March 31, 2009	$325,672	$124,717	$7,489	$457,878

(a)
Represents adjustments to purchase accounting within a year of the acquisition.

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	March 31, 2009
	Cost or Fair Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,806	$(86,608)	$14,198
Customer contracts and relationships	110,385	(16,682)	93,703
Trademarks and trade names	178,891	(12,919)	165,972
Advertising contracts and related relationships	7,229	(7,229)	—
Software and technology	46,029	(9,975)	36,054
Patents, domain names and other	4,598	(3,614)	984

Total	$447,938	$(137,027)	$310,911

	December 31, 2008
	Cost or Fair Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,785	$(85,658)	$15,127
Customer contracts and relationships	110,570	(11,805)	98,765
Trademarks and trade names	179,300	(12,221)	167,079
Advertising contracts and related relationships	7,229	(7,229)	—
Software and technology	46,047	(7,884)	38,163
Patents, domain names and other	4,596	(3,494)	1,102

Total	$448,527	$(128,291)	$320,236

        The Company's acquired trademarks and trade names related to the FTD acquisition are indefinite-lived and, accordingly, there is no associated accumulated amortization. At March 31, 2009 and December 31, 2008, the FTD trademarks and trade names after foreign currency translation adjustments totaled $153.1 million and $153.5 million, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. CREDIT AGREEMENTS

UOL Credit Agreement

        In connection with its acquisition of FTD, in August 2008, United Online, Inc. entered into a $60 million senior secured credit agreement with Silicon Valley Bank (the "UOL Credit Agreement") and borrowed $60 million thereunder.

FTD Credit Agreement

        In connection with the FTD acquisition in August 2008, UNOLA Corp., then an indirect wholly-owned subsidiary of United Online, Inc., which subsequently merged into FTD Group, Inc., entered into a $425 million senior secured credit agreement with Wells Fargo Bank, National Association, as Administrative Agent (the "FTD Credit Agreement"), consisting of (i) a term loan A facility of $75 million, (ii) a term loan B facility of $300 million, and (iii) a revolving credit facility of up to $50 million.

        The changes in the Company's debt balances, net of discounts, for the quarter ended March 31, 2009 were as follows (in thousands):

	Balance at January 1, 2009	Repayments of Debt	Accretion of Discounts	Balance at March 31, 2009
UOL Credit Agreement	$54,859	$(3,750)	$172	$51,281
FTD Credit Agreement, term loan A	71,812	(937)	148	71,023
FTD Credit Agreement, term loan B	286,806	(750)	566	286,622
FTD Credit Agreement, revolving credit facility	—	—	—	—

Total	$413,477	$(5,437)	$886	$408,926

        Future minimum principal payments based upon United Online, Inc.'s and FTD Group Inc.'s outstanding and scheduled and required debt payments per the credit agreements, excluding required prepayments based on excess cash flow, were as follows at March 31, 2009 (in thousands):

			Year Ending December 31,
		Remaining 2009
	Total		2010	2011	2012	2013	2014
UOL Credit Agreement	$52,500	$11,250	$15,000	$15,000	$11,250	$—	$—
FTD Credit Agreement, term loan A	73,125	3,281	6,094	7,500	7,969	48,281	—
FTD Credit Agreement, term loan B	298,500	2,250	3,000	3,000	3,000	3,000	284,250

Total	$424,125	$16,781	$24,094	$25,500	$22,219	$51,281	$284,250

        At March 31, 2009, the borrowing capacity under the FTD revolving credit facility, which was reduced by $11.0 million in outstanding standby letters of credit, was $39.0 million. In April 2009, commitments under such standby letters of credit were reduced to $1.0 million.

        Subject to certain exceptions, United Online, Inc. is required to make quarterly prepayments of a portion of the term loans under the UOL Credit Agreement partially based on excess cash flow (commencing in the second quarter of 2009). Subject to certain exceptions, FTD Group, Inc. is required to make annual prepayments of a portion of the term loans and/or commitments under the FTD Credit Agreement partially based on excess cash flow (commencing in the first quarter of 2010).

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENT

        FTD Group, Inc. is required by the FTD Credit Agreement to maintain one or more interest rate swap agreements, interest rate cap agreements, interest rate collar agreements or other similar instruments to manage risks associated with interest rate fluctuations and exposures on its credit facilities with Wells Fargo Bank, National Association. Accordingly, in November 2008, FTD Group, Inc. entered into a three-year interest rate cap agreement to manage risks associated with interest rate fluctuations on a $150 million notional amount of the FTD Credit Agreement. This instrument was previously accounted for as a cash flow hedge. In January 2009, FTD Group, Inc. changed the interest rate basis of the hedged item from LIBOR-based to prime-based and, as a result, the cash flow hedge was de-designated and accordingly no longer qualifies for hedge accounting treatment. FTD Group, Inc. currently intends to maintain the interest rate cap in order to comply with the FTD Credit Agreement and does not expect to enter into any other interest rate hedging arrangement. The interest rate cap does not contain any credit risk-related contingent features as defined by SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of SFAS No. 133.

        The following table presents the fair value of the interest rate cap in the condensed consolidated balance sheet at March 31, 2009 (in thousands):

	Asset Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value
Interest rate cap	Other assets	$15

        Changes in the fair value of the interest rate cap are recognized in earnings in the period of change. The following table presents the effect of these changes on the condensed consolidated statement of operations for the quarter ended March 31, 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Loss	Amount of Loss
Interest rate cap	Interest expense	$35

        The amount of deferred loss on the interest rate cap reclassified from accumulated other comprehensive loss in the statement of stockholders' equity to interest expense upon de-designation of the hedge was immaterial. The deferred loss to be reclassified to interest expense from accumulated other comprehensive loss during the next 12 months is not expected to be significant.

        For additional information regarding the Company's overall risk management strategies, see Part I, Item 3—"Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE MEASUREMENTS

        The provisions of SFAS No. 157 related to nonfinancial assets and liabilities became effective for the Company on January 1, 2009 in accordance with FSP FAS 157-2, Effective Date of FASB Statement No. 157, and did not have a material impact on the Company's unaudited condensed consolidated financial statements.

        SFAS No. 157 establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets required to be measured at fair value on a recurring basis at March 31, 2009 (in thousands):

Description	Total	Level 1	Level 2
Cash equivalents	$78,682	$67,897	$10,785
Derivative asset	15	—	15

Total	$78,697	$67,897	$10,800

9. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From August 2001 through March 31, 2009, the Company had repurchased $139.2 million of its common stock under the program. The Company has not repurchased any shares of its common stock under the program since February 2005 and, at March 31, 2009, the remaining amount available under the program was $60.8 million.

        Shares withheld upon vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards to pay applicable employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the program. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units and restricted stock awards that vest and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the quarter ended March 31, 2009 and 2008 were $2.6 million and $6.2 million, respectively, for which the Company withheld 503,000 and 546,000 shares of common stock, respectively, that were underlying the restricted stock units and restricted stock awards which vested and stock awards that were issued.

Dividends

        Dividends are paid on shares of common stock and unvested restricted stock units outstanding as of the record date.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

        In January 2009, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend was February 13, 2009. The dividend was paid on February 27, 2009 and totaled $8.8 million.

        In April 2009, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is May 14, 2009 and the dividend is payable on May 29, 2009.

        The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of the Company's financial performance and other factors. Dividends are declared and paid out of the Company's surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware.

10. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following captions within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended March 31,
	2009	2008
Operating expenses:
Cost of revenues	$256	$220
Sales and marketing	1,248	1,588
Technology and development	1,193	1,288
General and administrative	6,669	6,914

Total stock-based compensation	$9,366	$10,010

Recent Awards

        Effective February 15, 2009, the Compensation Committee of the Board of Directors of United Online, Inc. (the "Compensation Committee") approved grants of 0.9 million restricted stock units with a grant-date fair value equal to $4.9 million to certain members of the Company's senior management. Each restricted stock unit entitles the recipient to receive one share of United Online Inc.'s common stock upon vesting. The restricted stock units will vest in full on February 15, 2010.

        Effective February 15, 2009, the Company approved grants of 0.9 million restricted stock units with a grant-date fair value equal to $4.6 million to the Company's non-executive officer employees. The restricted stock units will vest as to twenty-five percent of the total number of shares awarded annually over a four-year period beginning February 15, 2009.

        Effective February 15, 2009, the Compensation Committee approved grants of 0.5 million shares of common stock with a grant-date fair value equal to $5.3 million to certain members of senior management in connection with awards earned under the 2008 Management Bonus Plan.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION PLANS (Continued)

Stock Option Exchange Program for Three Executive Officers

        In March 2009, the Compensation Committee implemented a stock option exchange program pursuant to which three executive officers were given the opportunity to exchange certain "out-of-the-money," or "underwater," stock options previously granted to them under the Company's 2001 Stock Incentive Plan, for an award of restricted stock units pursuant to which the executive officers will be entitled to receive one share of common stock of United Online, Inc. for each unit that is granted under the award on the date that each such unit vests in accordance with its terms and the designated vesting schedule.

        The number of restricted stock units issued for each exchanged underwater stock option was determined in accordance with a 1-for-3 exchange ratio. All 2.0 million of underwater stock options eligible for the exchange were exchanged for 0.6 million restricted stock units. All underwater stock options were canceled upon exchange for restricted stock units pursuant to the Company's 2001 Stock Incentive Plan.

        The restricted stock units will vest in quarterly increments over two years measured from February 15, 2009, subject to the executive officer's continued employment with the Company through the vesting date of such restricted stock units. Upon vesting, the Company will issue shares of common stock corresponding to the number of vested restricted stock units awarded to the officer, less the number of shares having an aggregate value equal to the Company's statutory withholding obligations with respect to applicable federal and state income and employment withholding taxes (all as consistent with the Company's current practices with respect to restricted stock units). The grant-date fair value of the restricted stock units totaled $2.5 million.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted net income per common share for the quarters ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Quarter Ended March 31,
	2009	2008
Numerator:
Net income	$17,053	$13,002
Income allocated to participating securities	(671)	(930)

Net income applicable to common stockholders	$16,382	$12,072

Denominator:
Weighted-average common shares	82,570	68,245
Less: weighted-average common shares subject to repurchase rights	—	(100)

Shares used to calculate basic net income per common share	82,570	68,145

Add: Dilutive effect of non-participating securities	267	745

Shares used to calculate diluted net income per common share	82,837	68,890

Basic net income per common share	$0.20	$0.18

Diluted net income per common share	$0.20	$0.18

        Basic net income per share and diluted net income per share reported under the previous method for the quarter ended March 31, 2008 were each $0.19.

        The diluted earnings per share computations exclude restricted stock units and stock options which are antidilutive. The number of antidilutive shares at March 31, 2009 and 2008 was 2.8 million and 3.3 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; segment metrics, operating expenses; market trends, including those in the markets in which we compete; operating and marketing efficiencies; revenues; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; impairment charges; stock-based compensation; restructuring charges; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; statements regarding the anticipated impact or benefits associated with the acquisition of FTD Group, Inc. and its subsidiaries; our products and services; pricing; competition; and strategies and initiatives. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, and additional factors that accompany their related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Segment Services

FTD

        FTD Group, Inc. (together with its subsidiaries, "FTD") is a leading provider of floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services in the United States of America ("U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland. The business uses the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo. FTD is a floral marketer, which we refer to as FTD's consumer businesses, and a provider of floral network services, which we refer to as FTD's florist businesses. These businesses are complementary, as most floral orders generated by the consumer businesses are delivered by FTD's network of florist members. FTD does not own or operate any retail locations.

        Consumer Businesses.    FTD is an Internet and telephone marketer of flowers and specialty gift items to consumers. FTD operates in the U.S. and Canada, primarily through the www.ftd.com Web site and 1-800-SEND-FTD toll-free telephone number, and in the U.K. and the Republic of Ireland through the www.interflora.co.uk Web site and a toll-free telephone number. While floral arrangements and plants are FTD's primary offerings, FTD also markets and sells other specialty gift items, including gourmet food, holiday gifts, bath and beauty products, jewelry, wine and gift baskets, dried flowers, chocolates, and stuffed animals.

        Consumers place orders at FTD's Web sites or, to a lesser extent, over the telephone. Orders either are transmitted to florist members or are fulfilled by shipment directly to the consumer by our third-party suppliers. The majority of consumer orders are delivered by FTD's network of florist members and the remainder are shipped by third-parties. In general, FTD does not maintain physical inventory or bear the cost of warehousing and distribution facilities. Our florist members and direct-ship partners maintain substantially all floral and specialty gift physical inventory and facilities and, therefore, bear the cost of warehousing and distribution. In addition, consumers generally pay for floral and specialty gift orders before FTD pays florist members, specialty gift providers and other third parties to fulfill those orders. Our distribution networks also allow our consumer businesses to process peak order flow substantially above that of our average daily order flow.

        Florist Businesses.    FTD provides a comprehensive suite of products and services that promote revenue growth and enhance the operating efficiencies of its florist members, including services that enable its members to receive, send and deliver floral orders. FTD provides these services to its network of independent florist members, which include traditional retail florists as well as other retailers offering floral and related products and services, that are located primarily in the U.S., Canada, the U.K., and the Republic of Ireland. The large network of FTD and Interflora florist members provides an order fulfillment vehicle for FTD's consumer businesses and allows FTD to offer same day delivery capability, subject to certain limitations, to nearly 100% of U.S., Canadian, U.K., and Irish populations.

        FTD products and services available to its florist members include: access to the FTD and Interflora brands and the Mercury Man logo, supported by various advertising campaigns; access to the FTD florist network; credit card processing services; e-commerce Web sites; online advertising tools; and telephone answering and order-taking services. FTD also provides point-of-sale and related technology systems that enable its florist members to transmit and receive orders and manage several back office functions of a florist member's business, including accounting, customer relationship management, direct marketing campaigns, and delivery route management. FTD also acts as a national wholesaler to florist members, providing FTD-branded and non-branded hard goods and cut flowers as well as packaging, promotional products and a wide variety of other floral-related supplies.

        Our strategy for the FTD segment includes the following key elements: attract and retain consumer customers and generate additional order volume through innovative marketing initiatives, including cross-marketing to Classmates, MyPoints, NetZero, and Juno members; expand our consumer product offerings; increase the number of florists in our network and expand our suite of floral network products and services; and increase our presence in alternative retail channels such as supermarkets.

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

  Online Social Networking

        Our social networking Web sites enable users to locate and interact with acquaintances from their past, with school affiliations as the primary focus. Led by our flagship Classmates Web site (www.classmates.com) that serves the U.S. and Canada, our social networking properties comprise a large and diverse population of users with over 50 million registered accounts at March 31, 2009.

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

        Free members have access to the following primary features:

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

  •
  Read and post to message bulletin boards.  Free members have access to messages posted on our interest group message bulletin boards encompassing a range of topics, including college life, fraternities and sororities, sports, politics, travel, hobbies, current events, and family life. Free members are also able to directly post content on the message bulletin boards and post pictures in the photo albums devoted to their affiliated communities.

  •
  Newsletter.  Free members can subscribe to our weekly "Connections" newsletter that contains information on the various features available on our Classmates Web site, a listing of new members who joined their communities that week, and announcements relating to new content posted by members within their communities.

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

  •
  Email.  Paying members have the ability to send double-blind emails through our Classmates Web site to other Classmates members and respond to email messages from any other Classmates member, regardless of whether the sender is a free member or a paying member.

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

  •
  Reunions.  Paying members can create events and track RSVPs to reunions, build surveys, exchange party ideas on private message bulletin boards, and share pictures in photo albums devoted to the reunion event.

        We continue to develop a number of new free and pay features on our Classmates Web site that we believe will enhance the member experience while providing an additional incentive for our free members to upgrade to a pay account. We expect the features available to free members and paying members will continue to change from time to time.

        Pricing for a Classmates pay account varies by term of membership, with most pay accounts consisting of a three-month subscription for $15.00, or $5.00 per month; a 12-month subscription for $39.00, or $3.25 per month; or a 24-month subscription for $59.00, or $2.46 per month. We expect that the pricing and terms of membership we offer will change from time to time.

        International.    In addition to our flagship Classmates Web site, we operate five international social networking services. We operate StayFriends (www.stayfriends.se) in Sweden, Trombi (www.trombi.com) in France, StayFriends (www.stayfriends.de) in Germany, StayFriends (www.stayfriends.at) in Austria, and StayFriends (www.stayfriends.ch) in Switzerland. Each service is similar to our Classmates service, although their affiliations are focused only on schools. We offer free and pay accounts on all of our international Web sites, although certain features of our international social networking pay services differ from those of our Classmates pay services and pricing for our international social networking services is lower than for Classmates.

        Our strategy for our online social networking services includes the following key elements: enhance the member experience and engagement on our Web sites, in part by encouraging members to contribute user-generated content that helps attract additional member visits; expand our member base through a variety of marketing and registration techniques; increase monetization of our social networking Web sites by marketing our pay account services to our free members; increase our advertising revenues; and evaluate further opportunities to expand internationally or through the acquisition of complementary services.

  Online Loyalty Marketing

        MyPoints connects advertisers with our members by allowing members to earn rewards points for engaging in online activities. MyPoints is a free service and users need only provide their name, zip code, gender, date of birth, and an email address to register. Members register to receive direct email marketing and other online loyalty promotions, and earn points for responding to email offers, taking market research surveys, shopping online, and engaging in other online activities. Rewards points are redeemable primarily in the form of third-party gift cards from over 70 merchants, including retailers, theaters, restaurants, airlines, and hotels. Participating merchants include, among others, Amazon.com, iTunes, Marriott, Macy's, and Target.

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

        Our strategy for our online loyalty marketing service includes the following key elements: enhance the member experience and engagement of our service by developing new features; expand our member base through new marketing techniques and acquisition channels, including cross-marketing our services to Classmates members; and increase monetization by developing additional methods for designing advertising campaigns for our loyalty marketing members that are specifically tailored to an individual's personal interests, purchasing behavior and demographic profile.

        For additional information regarding our Classmates Media segment, see Note 3—"Segment Information" of the notes to unaudited condensed consolidated financial statements, which appears in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Communications

        Our principal Communications pay services are dial-up Internet access and email primarily under the NetZero and Juno brands. We also offer broadband services, Internet security services, Web hosting services and premium email. Most of our Communications revenues are derived from dial-up Internet access accounts.

  Internet Access Services

        Our Internet access services consist of dial-up and, to a much lesser extent, broadband services.

        Our dial-up Internet access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up Internet access services include Internet access and an email account, although we also offer an enhanced email service as a stand-alone pay service. Our accelerated dial-up Internet access services can significantly reduce the time for certain Web pages to download when compared to our basic dial-up Internet access service and are also bundled with additional benefits including pop-up blocking, antivirus software and enhanced email storage. Our dial-up Internet access services are available in cities across the U.S. and Canada. In general, monthly pricing for our dial-up Internet access services ranges from $9.95 for basic services to $14.95 for our bundled services.

        Our broadband Internet access services consist of digital subscriber line ("DSL") services that we purchase from third-parties and resell under our own brands. These services are primarily used as a means to retain users who are leaving our dial-up Internet access services and we have not marketed our broadband Internet access services to the general public. We have experienced limited adoption of our broadband Internet access services. In general, monthly pricing for our broadband Internet access services ranges from $12.95 to $34.95, although we anticipate that our pricing may change and fluctuate based on connection speed and geographic region.

        Our primary strategy for the Communications segment is to manage our dial-up Internet access business for profitability and cash flows. In certain instances, we seek to extend the business life cycle and cash flows generated by our dial-up Internet access subscribers by offering them a broadband alternative to their dial-up service.

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

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures are:

FTD Segment Metrics

        Consumer Orders.    We monitor the number of consumer orders for floral and gift products during a given period. Consumer orders are orders delivered during the period that originated in the U.S. and Canada, primarily from the www.ftd.com Web site and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily from the www.interflora.co.uk Web site and a toll-free telephone number. Orders originating with a florist or other retail location for delivery to consumers are not included. The number of consumer orders received may fluctuate significantly from period to period due to: seasonality resulting from the timing of key holidays; general economic conditions; fluctuations in marketing expenditures on initiatives designed to attract new and retain existing customers; changes in pricing for our floral and specialty gift products or competitive offerings; and changing consumer preferences, among other factors.

        Average Order Value.    We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average U.S. Dollar amount paid for consumer orders delivered during a period. This average U.S. Dollar amount is determined after translating the British Pound amounts paid for orders delivered in the U.K. and the Republic of Ireland into U.S. Dollars. Average order value includes merchandise revenue, shipping and service fees, less discounts and certain refunds payable by the consumer. Average order values may fluctuate from period to period based on: the foreign currency exchange rate between the U.S. Dollar and the British Pound; product mix; changes in merchandise pricing; shipping and service fees; levels of certain refunds issued; and discounts, among other factors.

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

        ARPU.    We monitor the average monthly revenue per pay account ("ARPU"). ARPU is calculated by dividing Classmates Media or Communications services revenues for a period (after translation into U.S. Dollars) by the average number of pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and end of a period. ARPU may fluctuate from period to period as a result of a variety of factors, including, but not limited to: changes in the mix of pay services and the related pricing plans; the use of promotional or retention pricing to attract new; or retain existing, paying subscribers; increases or decreases in the price of our services; the timing of pay accounts being added or removed during a period; and the foreign currency exchange rates between the U.S. Dollar and the Euro and between the U.S. Dollar and the Swedish Krona.

        Churn.    To evaluate the retention characteristics of our membership base, we also monitor the percentage of pay accounts that terminate or expire, which we refer to as our average monthly churn rate. Our average monthly churn rate is calculated as the total number of pay accounts that terminated or expired in a period divided by the average number of pay accounts for the same period, divided by the number of months in that period. Our average monthly churn percentage may fluctuate from period to period due to our mix of subscription terms, which affects the timing of subscription expirations, and other factors. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. For our Communications segment pay accounts, we do not include in our churn calculation those accounts canceled during the first 30 days of service unless the accounts have upgraded from free accounts, although a number of such accounts will be included in our account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not necessarily considered to have canceled a pay account depending on the services and, as such, our segment churn rates are not necessarily indicative of the percentage of subscribers canceling any particular service.

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

        The following table sets forth, for the dates or three-month periods presented, as applicable, our consolidated revenues, pay accounts (at the end of the period), segment revenues, consumer orders, average order value, churn (monthly average for the period), ARPU (monthly average for the period), and active accounts (monthly average for the period).

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

	Quarter Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Consolidated:
Revenues (in thousands)	$263,647	$256,162	$169,157	$122,273	$121,811
FTD:
Basis of presentation(a)			Combined	Pre- Acquisition	Pre- Acquisition
Revenues(a) (in thousands)	$147,987	$133,685	$121,427	$174,904	$191,987
% of Total revenues(a)	56.1%	52.2%	N/A	N/A	N/A
Consumer orders(a) (in thousands)	1,691	1,467	1,154	1,993	1,994
Average order value(a)	$57.70	$58.80	$64.37	$62.67	$65.59
Currency exchange rate: GBP to USD	1.43	1.56	1.90	1.97	1.98
Classmates Media:
Segment revenues (in thousands)	$58,473	$62,592	$58,746	$57,013	$51,884
% of Total revenues	22.2%	24.4%	34.7%	46.6%	42.6%
Pay accounts (in thousands)	4,563	4,319	4,087	3,809	3,521
Segment churn	4.1%	4.4%	4.1%	4.2%	4.3%
ARPU	$2.87	$2.98	$3.07	$3.10	$3.10
Segment active accounts (in millions)	16.8	16.0	15.5	15.1	13.9
Communications:
Segment revenues (in thousands)	$57,380	$60,120	$62,131	$65,260	$69,927
% of Total revenues	21.7%	23.5%	36.7%	53.4%	57.4%
Pay accounts (in thousands):
Access	1,316	1,388	1,468	1,560	1,682
Other	337	347	353	356	361

Total pay accounts	1,653	1,735	1,821	1,916	2,043
Segment churn	4.8%	4.3%	4.4%	4.5%	4.8%
ARPU	$9.45	$9.31	$9.49	$9.45	$9.45
Segment active accounts (in millions)	2.6	2.7	2.8	2.9	3.1

(a)
The unaudited combined quarterly results (the "Combined Results") were calculated by adding FTD's unaudited historical results prior to the acquisition date (July 1, 2008 through August 25, 2008) to FTD's unaudited results following the acquisition (August 26, 2008 through September 30, 2008). The unaudited pre-acquisition results (the "Pre-Acquisition Results") reflect quarterly results of FTD prior to the acquisition date and were derived from the unaudited pre-acquisition results of FTD. The Combined Results and the Pre-Acquisition Results of FTD set forth in the table above have been included with this Quarterly Report on Form 10-Q for informational purposes only and do not purport to be indicative of the results of future operations of the FTD segment or of the results that would have actually been attained had the acquisition taken place at the beginning of such period. The Pre-Acquisition Results of FTD should be read in conjunction with the historical consolidated financial statements of FTD Group, Inc. and the related notes to those financial statements. Historical public filings of FTD Group, Inc. are available at the SEC's Web site at www.sec.gov.

Financial Statement Presentation

Revenues

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

  Classmates Media

        Our social networking services generate advertising revenues primarily from post-transaction sales and display advertisements. Advertising inventory on our social networking Web sites includes text and graphic placements on the user home page, profile page, class list page, and most other pages on our Web sites. We sell a portion of our advertising inventory through third-party advertising resellers.

        Our loyalty marketing service revenues are derived from advertising fees, consisting primarily of fees generated when emails are transmitted to members, when members respond to emails, when members complete online transactions, and when members engage in a variety of other activities including Internet searches, games and market surveys.

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

Sales and Marketing

        Sales and marketing expenses include expenses associated with promoting our products and services and with generating advertising revenues. Expenses associated with promoting our brands, products and services include advertising and promotion expenses; fees paid to distribution partners, third-party advertising networks and co-registration partners to acquire new pay and free accounts; personnel and overhead-related expenses for marketing, merchandising, customer service, and sales personnel; and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. We have expended significant amounts on sales and marketing, including branding and customer acquisition campaigns consisting of television, Internet, sponsorships, radio, print, and outdoor advertising, and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote our products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs.

Technology and Development

        Technology and development expenses include expenses for product development, maintenance of existing software and technology and development of new or improved software and technology, including personnel-related expenses for our technology departments and the costs associated with operating our facility in India. Costs incurred by us to manage and monitor our technology and development activities are expensed as incurred. Costs relating to the acquisition and development of internal-use software are capitalized when appropriate and depreciated over their estimated useful lives, generally three years.

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

Interest Income

        Interest income consists of earnings on our cash, cash equivalents and short-term investments, net of the amortization of premiums on certain of our short-term investments held from time to time, and interest on long-term receivables from FTD's system sales.

Interest Expense

        Interest expense consists of interest expense on our credit facilities, including accretion of discounts and amortization of debt issue costs, and interest expense relating to capital leases.

Other Income (Expense), Net

        Other income (expense), net, generally consists of realized gains and losses recognized in connection with the sale of short-term investments, gains and losses on the sale of assets, equity earnings on investments in subsidiaries, and foreign currency transaction exchange rate gains and losses. Additionally, other income (expense), net consists of imputed interest expense on the acquired member redemption liability related to our acquisition of MyPoints.com, Inc. in April 2006, which was amortized through the quarter ended September 30, 2007.

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

        Unaudited condensed consolidated financial information was as follows (in thousands):

	Quarter Ended March 31,
	2009	2008
Revenues	$263,647	$121,811
Operating expenses:
Cost of revenues (including stock-based compensation)	114,334	27,839
Sales and marketing (including stock-based compensation)	55,763	36,781
Technology and development (including stock-based compensation)	17,141	12,902
General and administrative (including stock-based compensation)	30,414	20,884
Amortization of intangible assets	8,591	2,836
Restructuring charges	—	206

Total operating expenses	226,243	101,448

Operating income	37,404	20,363
Interest income	348	1,600
Interest expense	(8,201)	—
Other income, net	38	42

Income before income taxes	29,589	22,005
Provision for income taxes	12,536	9,003

Net income	$17,053	$13,002

        Information for our three reportable segments was as follows (in thousands):

	FTD		Classmates Media		Communications
	Quarter Ended March 31,		Quarter Ended March 31,		Quarter Ended March 31,
	2009	2008	2009	2008	2009	2008
Revenues:
Products	$113,265	$—	$—	$—	$—	$—
Services	32,798	—	38,221	31,241	48,049	59,421
Advertising	1,924	—	20,252	20,643	9,331	10,506

Total revenues	147,987	—	58,473	51,884	$57,380	69,927

Operating expenses:
Cost of revenues	89,851	—	8,978	9,287	12,984	16,203
Sales and marketing	24,839	—	20,029	19,558	10,874	17,113
Technology and development	2,968	—	7,327	5,207	4,808	6,161
General and administrative	11,099	—	9,984	9,879	8,012	9,759
Restructuring charges	—	—	—	—	—	206

Total operating expenses	128,757	—	46,318	43,931	36,678	49,442

Segment income from operations	$19,230	$—	$12,155	$7,953	$20,702	$20,485

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2009	2008
Segment income from operations:
FTD	$19,230	$—
Classmates Media	12,155	7,953
Communications	20,702	20,485

Total segment income from operations	52,087	28,438
Depreciation	(6,092)	(5,239)
Amortization of intangible assets	(8,591)	(2,836)

Consolidated operating income	$37,404	$20,363

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2009	2008
Segment revenues:
FTD	$147,987	$—
Classmates Media	58,473	51,884
Communications	57,380	69,927
Intersegment eliminations	(193)	—

Consolidated revenues	$263,647	$121,811

        A reconciliation of segment operating expenses (excluding depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2009	2008
Segment operating expenses:
FTD	$128,757	$—
Classmates Media	46,318	43,931
Communications	36,678	49,442

Total segment operating expenses	211,753	93,373
Depreciation	6,092	5,239
Amortization of intangible assets	8,591	2,836
Intersegment eliminations	(193)	—

Consolidated operating expenses	$226,243	$101,448

Quarter Ended March 31, 2009 compared to Quarter Ended March 31, 2008

Consolidated Results

        Revenues.    Consolidated revenues increased by $141.8 million, or 116%, to $263.6 million for the quarter ended March 31, 2009, compared to $121.8 million for the quarter ended March 31, 2008. The increase in consolidated revenues was primarily related to $148.0 million of revenues associated with our FTD segment and, to a lesser extent, an increase in revenues from our Classmates Media segment, partially offset by a decrease in revenues from our Communications segment. Consolidated revenues related to our FTD, Classmates Media and Communications segments constituted 56.1%, 22.2% and 21.7%, respectively, of our consolidated revenues for the quarter ended March 31, 2009, compared to 0%, 42.6% and 57.4%, respectively, for the quarter ended March 31, 2008.

        Cost of Revenues.    Consolidated cost of revenues increased by $86.5 million, or 311%, to $114.3 million for the quarter ended March 31, 2009, compared to $27.8 million for the quarter ended March 31, 2008. Consolidated cost of revenues as a percentage of consolidated revenues increased to 43.4% for the quarter ended March 31, 2009, compared to 22.9% for the prior-year period. The increase of $86.5 million was related to $89.9 million of cost of revenues associated with our FTD segment, partially offset by a decrease in cost of revenues associated with our Communications and Classmates Media segments. The increase as a percentage of revenues was due to the addition of FTD which has a significantly higher cost of revenues as a percentage of its revenues compared to the other segments. Cost of revenues related to our FTD, Classmates Media and Communications segments constituted 80.4%, 8.0% and 11.6%, respectively, of our total segment cost of revenues for the quarter ended March 31, 2009, compared to 0%, 36.4% and 63.6%, respectively, for the quarter ended March 31, 2008.

        Sales and Marketing Expenses.    Consolidated sales and marketing expenses increased by $19.0 million, or 52%, to $55.8 million, for the quarter ended March 31, 2009, compared to $36.8 million for the quarter ended March 31, 2008. Consolidated sales and marketing expenses as a percentage of consolidated revenues decreased to 21.2% for the quarter ended March 31, 2009, compared to 30.2% for the prior-year period. The increase of $19.0 million was primarily related to $24.8 million of sales and marketing expenses associated with our FTD segment and a slight increase in marketing expenses associated with our Classmates Media segment, partially offset by a reduction in marketing expenses related to our Communications segment. The decrease as a percentage of revenues was primarily due to the addition of FTD, which has lower sales and marketing expenses as a percentage of its revenues compared to the other segments. Sales and marketing expenses related to our FTD, Classmates Media and Communications segments constituted 44.6%, 35.9% and 19.5%, respectively, of total segment sales and marketing expenses for the quarter ended March 31, 2009, compared to 0%, 53.3% and 46.7%, respectively, for the quarter ended March 31, 2008.

        Technology and Development Expenses.    Consolidated technology and development expenses increased by $4.2 million, or 33%, to $17.1 million, for the quarter ended March 31, 2009, compared to $12.9 million for the quarter ended March 31, 2008. Consolidated technology and development expenses as a percentage of consolidated revenues decreased to 6.5% for the quarter ended March 31, 2009, compared to 10.6% for the prior-year period. The increase of $4.2 was primarily related to $3.0 million of technology and development expenses associated with our FTD segment and an increase in expenses related to our Classmates Media segment, partially offset by a decrease in expenses in our Communications segment. The decrease as a percentage of revenues was primarily due to the addition of FTD, which has lower technology and development expenses as a percentage of its revenues. Technology and development expenses related to our FTD, Classmates Media and Communications segments constituted 19.7%, 48.5% and 31.8%, respectively, of total segment technology and development expenses for the quarter ended March 31, 2009, compared to 0%, 45.8% and 54.2%, respectively, for the quarter ended March 31, 2008.

        General and Administrative Expenses.    Consolidated general and administrative expenses increased by $9.5 million, or 46%, to $30.4 million for the quarter ended March 31, 2009, compared to $20.9 million for the quarter ended March 31, 2008. Consolidated general and administrative expenses as a percentage of consolidated revenues decreased to 11.5% for the quarter ended March 31, 2009, compared to 17.1% for the prior-year period. The increase of $9.5 million was primarily related to $11.1 million of general and administrative expenses associated with our FTD segment, partially offset by a decrease in general and administrative expenses associated with our Communications segment. The decrease as a percentage of revenues was primarily due to the addition of FTD, which has lower general and administrative expenses as a percentage of its revenues. General and administrative expenses related to our FTD, Classmates Media and Communications segments constituted 38.1%, 34.4% and 27.5%, respectively, of total segment general and administrative expenses for the quarter ended March 31, 2009, compared to 0%, 50.3% and 49.7%, respectively, for the quarter ended March 31, 2008.

        Amortization of Intangible Assets.    Consolidated amortization of intangible assets increased by $5.8 million, or 203%, to $8.6 million for the quarter ended March 31, 2009, compared to $2.8 million for the quarter ended March 31, 2008. The increase was associated with increased amortization related to intangible assets acquired in connection with our FTD acquisition in August 2008, partially offset by a decrease in amortization of intangible assets related to our Classmates Media segment attributable to the accelerated amortization in earlier years of intangible assets associated with our acquisition of Classmates Online, Inc. in November 2004.

        Restructuring Charges.    There were no restructuring charges for the quarter ended March 31, 2009, compared to $0.2 million for the quarter ended March 31, 2008. The restructuring charges for the quarter ended March 31, 2008 were primarily associated with the closure of our Orem, Utah facility.

        Interest Income.    Interest income decreased by $1.3 million, or 78%, to $0.3 million for the quarter ended March 31, 2009, compared to $1.6 million for the quarter ended March 31, 2008. The decrease in interest income was primarily due to the liquidation of our short-term investments portfolio to fund the FTD acquisition in the third quarter of 2008 as well as a decline in interest rates on our investments as a result of the current interest rate environment.

        Interest Expense.    Interest expense was $8.2 million for the quarter ended March 31, 2009. We had no interest expense for the quarter ended March 31, 2008. The increase in interest expense was a result of the indebtedness incurred in connection with the FTD acquisition, which closed in the third quarter of 2008.

        Other Income, Net.    Other income, net was $38,000 for the quarter ended March 31, 2009, compared to other income, net of $42,000 for the quarter ended March 31, 2008.

        Provision for Income Taxes.    For the quarter ended March 31, 2009, we recorded a provision for income taxes of $12.5 million, on pre-tax income of $29.6 million, resulting in a year-to-date effective income tax rate of 42.2%. For the quarter ended March 31, 2008, we recorded a provision for income taxes of $9.0 million, on pre-tax income of $22.0 million, resulting in a year-to-date effective income tax rate of 40.9%. The increase in the effective income tax rate compared to the prior year was primarily due to (1) an increase in stock-based compensation that is limited under Section 162(m) of the Internal Revenue Code, (2) an increase in stock-based compensation related to the qualified employee stock purchase plan that is not currently tax deductible, (3) lower amounts of tax-free income, (4) a reduction in the utilization of foreign net operating losses, and (5) an increase in foreign tax credit limitations. These increases to the effective income tax rate were partially offset by benefit for foreign income that is taxed at less than the U.S. statutory rate. The quarterly effective income tax rate is subject to fluctuation in future periods due to discrete items and other factors.

Classmates Media Segment Results

        Classmates Media Revenues.    Classmates Media revenues increased by $6.6 million, or 13%, to $58.5 million for the quarter ended March 31, 2009, compared to $51.9 million for the quarter ended March 31, 2008. The increase in Classmates Media revenues was primarily due to a $7.0 million increase in services revenues as a result of a 32% increase in our average number of pay accounts from 3.4 million for the quarter ended March 31, 2008 to 4.4 million for the quarter ended March 31, 2009, partially offset by a 7% decrease in ARPU from $3.10 for the quarter ended March 31, 2008 to $2.87 for the quarter ended March 31, 2009. The decrease in ARPU was primarily attributable to a greater percentage of pay accounts being represented by international social networking pay accounts which have lower-priced subscription plans compared to U.S. social networking pay accounts. The increase in Classmates Media services revenues was partially offset by a $0.4 million decrease in advertising revenues due to a decrease in revenues generated by our loyalty marketing services.

        Classmates Media Cost of Revenues.    Classmates Media cost of revenues decreased by $0.3 million, or 3%, to $9.0 million, for the quarter ended March 31, 2009, compared to $9.3 million for the quarter ended March 31, 2008. Classmates Media cost of revenues as a percentage of Classmates Media revenues decreased to 15.4% for the quarter ended March 31, 2009, compared to 17.9% for the prior-year period. The decrease of $0.3 million was primarily related to a $0.5 million decrease in costs associated with our loyalty marketing services, partially offset by $0.2 million increase in customer support, overhead-and personnel-related costs associated with our social networking services as a result of growth in the business and an increase in headcount.

        Classmates Media Sales and Marketing Expenses.    Classmates Media sales and marketing expenses increased by $0.5 million, or 2%, to $20.0 million, for the quarter ended March 31, 2009, compared to $19.6 million for the quarter ended March 31, 2008. Classmates Media sales and marketing expenses as a percentage of Classmates Media revenues decreased to 34.3% for the quarter ended March 31, 2009, compared to 37.7% for the prior-year period. The increase of $0.5 million was primarily the result of a $0.7 million increase in personnel- and overhead-related expenses, partially offset by a $0.2 million net decrease in marketing costs related to acquiring new social networking and loyalty marketing members. The decrease as a percentage of Classmates Media revenues was mainly due to a reduction in sales commissions as a result of a decline in revenues from our loyalty marketing services and an increase in revenues from our international social networking operations.

        Classmates Media Technology and Development Expenses.    Classmates Media technology and development expenses increased by $2.1 million, or 41%, to $7.3 million, for the quarter ended March 31, 2009, compared to $5.2 million for the quarter ended March 31, 2008. Classmates Media technology and development expenses as a percentage of Classmates Media revenues increased to 12.5% for the quarter ended March 31,2009, compared to 10.0% for the prior-year period. The increase in expenses was primarily due to a $1.3 million increase in personnel-related expenses resulting from increased headcount to develop new features related to our social networking services and an $0.8 million increase in overhead-related expenses.

        Classmates Media General and Administrative Expenses.    Classmates Media general and administrative expenses increased by $0.1 million, or 1%, to $10.0 million, for the quarter ended March 31, 2009, compared to $9.9 million for the quarter ended March 31, 2008. Classmates Media general and administrative expenses as a percentage of Classmates Media revenues decreased to 17.1%, compared to 19.0% for the prior-year period. The increase of $0.1 million was primarily related to an increase in overhead-related costs of $0.6 million and an increase in professional services and consulting fees of $0.4 million, partially offset by an $0.8 million decrease in personnel-related expenses.

Communications Segment Results

        Communications Revenues.    Communications revenues decreased by $12.5 million, or 18%, to $57.4 million for the quarter ended March 31, 2009, compared to $69.9 million for the quarter ended March 31, 2008. The decrease in Communications revenues was primarily due to an $11.4 million decrease in services revenues as a result of a 23% decrease in our average number of dial-up Internet access pay accounts from 1.7 million for the quarter ended March 31, 2008 to 1.3 million for the quarter ended March 31, 2009, partially offset by an increase in revenues from our broadband services in the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008. The decrease in Communications revenues was also due to a $1.2 million decrease in advertising revenues as a result of the decrease in pay accounts. We anticipate continued declines in our Communications pay accounts, which will result in continued declines in Communications revenues.

        Communications Cost of Revenues.    Communications cost of revenues decreased by $3.2 million, or 20%, to $13.0 million, for the quarter ended March 31, 2009, compared to $16.2 million for the quarter ended March 31, 2008. Communications cost of revenues as a percentage of Communications revenues decreased slightly to 22.6% for the quarter ended March 31, 2009, compared to 23.2% for the prior-year period. The decrease of $3.2 million was primarily due to a $2.4 million decrease in telecommunications costs associated with our dial-up Internet access services due to a decrease in the number of pay accounts, a decrease in hourly usage per pay account, and lower average hourly telecommunications costs. In addition, Communications costs of revenues decreased as a result of an $0.8 million decrease in customer support- and billing-related costs in the quarter ended March 31, 2009, compared to the prior-year period, as a result of a decrease in the number of dial-up Internet access pay accounts and a decrease in the hourly rate charged by our third-party vendor, a $0.3 million decrease in costs associated with our VoIP service as a result of our decision to exit this business in the third quarter of 2007, and a $0.2 million decrease in overhead-related costs. These decreases were partially offset by a $0.7 million increase in costs associated with our broadband services due to an increase in the number of broadband pay accounts.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $6.2 million, or 36%, to $10.9 million, for the quarter ended March 31, 2009, compared to $17.1 million for the quarter ended March 31, 2008. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 19.0% for the quarter ended March 31, 2009, compared to 24.5% for the prior-year period. The decrease of $6.2 million was attributable to a $4.1 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services and a $2.2 million decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Communications Technology and Development Expenses.    Communications technology and development expenses decreased by $1.4 million, or 22%, to $4.8 million, for the quarter ended March 31, 2009, compared to $6.2 million for the quarter ended March 31, 2008. Communications technology and development expenses as a percentage of Communications revenues decreased slightly to 8.4% for the quarter ended March 31, 2009, compared to 8.8% for the prior-year period. The decrease in expenses was primarily the result of a $1.5 million decrease in personnel-related expenses as a result of reduced headcount.

        Communications General and Administrative Expenses.    Communications general and administrative expenses decreased by $1.7 million, or 18%, to $8.0 million, for the quarter ended March 31, 2009, compared to $9.8 million for the quarter ended March 31, 2008. Communications general and administrative expenses as a percentage of Communications revenues remained stable at 14.0% for the quarters ended March 31, 2009 and 2008. The decrease of $1.7 million was primarily due to a $1.9 million decrease in personnel-related costs as a result of reduced headcount and a $0.1 million decrease in facilities costs, partially offset by a $0.3 million increase in professional services and consulting fees.

        Communications Restructuring Charges.    There were no restructuring charges for the quarter ended March 31, 2009, compared to $0.2 million for the quarter ended March 31, 2008. The restructuring charges for the quarter ended March 31, 2008 were primarily associated with the closure of our Orem, Utah facility.

FTD Segment Results (Actual Results vs. Pre-Acquisition Results Discussion)

        The unaudited results of operations for FTD for the quarter ended March 31, 2009 and unaudited pre-acquisition results of operations for FTD for the quarter ended March 31, 2008 (the "Pre-Acquisition First Quarter 2008 Results") are set forth below. The Pre-Acquisition First Quarter 2008 Results were derived from the unaudited results of operations of FTD prior to the acquisition.

        The Pre-Acquisition First Quarter 2008 Results set forth below have been included with this Quarterly Report on Form 10-Q for informational purposes only and do not purport to be indicative of the results of future operations of the FTD segment or the results that would have actually been attained had the acquisition taken place at the beginning of 2008. The Pre-Acquisition First Quarter 2008 Results should be read in conjunction with the historical consolidated financial statements of FTD Group, Inc. and the related notes to those financial statements. Historical public filings of FTD Group, Inc. are available at the SEC's Web site at www.sec.gov.

	Quarter Ended March 31,
	2009	2008 (Pre-Acquisition)	% Change
	(in thousands, except Average Order Value)
FTD segment revenues:
Products	$113,265	$149,726	(24.4)%
Services	32,798	39,696	(17.4)%
Advertising	1,924	2,565	(24.5)%

Total FTD segment revenues	147,987	191,987	(22.9)%

Operating expenses:
Cost of revenues	89,851	119,548	(24.8)%
Sales and marketing	24,839	33,308	(25.4)%
Technology and development	2,968	3,570	(16.9)%
General and administrative	11,099	13,056	(15.0)%

Total operating expenses	128,757	169,482	(24.0)%

Consumer orders	1,691	1,994	(15.2)%
Average order value	$57.70	$65.59	(12.0)%

        FTD Revenues.    FTD revenues decreased by $44.0 million, or 23%, to $148.0 million for the quarter ended March 31, 2009, compared to $192.0 million for the quarter ended March 31, 2008. Excluding the foreign currency exchange rate impact of $16.5 million due to a weaker British Pound versus the U.S. Dollar, revenues decreased $27.5 million, or 14.3%, primarily due to reduced consumer order volume and a decrease in sales of products and services to our florist members.

        FTD Cost of Revenues.    FTD cost of revenues decreased by $29.6 million, or 25%, to $89.9 million, for the quarter ended March 31, 2009, compared to $119.5 million for the quarter ended March 31, 2008. Excluding the impact of foreign currency exchange rates of $11.5 million, cost of revenues decreased by $18.2 million, or 15.2%, compared to the prior-year period. FTD cost of revenues as a percentage of FTD revenues decreased to 60.7% for the quarter ended March 31, 2009, compared to 62.3% for the prior-year period. Cost of revenues as a percentage of revenues was impacted by a shift in the mix of products and services sold.

        FTD Sales and Marketing Expenses.    FTD sales and marketing expenses decreased by $8.5 million, or 25%, to $24.8 million, for the quarter ended March 31, 2009, compared to $33.3 million for the quarter ended March 31, 2008. FTD sales and marketing expenses as a percentage of FTD revenues decreased to 16.8% for the quarter ended March 31, 2009, compared to 17.3% for the prior-year period. Excluding the impact of foreign currency exchange rates, sales and marketing expenses decreased by $6.9 million, or 20.6%. The decrease was due to reduced costs in certain programs, including online marketing and print advertising, lower florist member incentives and a decrease in personnel-related costs.

        FTD Technology and Development Expenses.    FTD technology and development expenses decreased by $0.6 million, or 17%, to $3.0 million, for the quarter ended March 31, 2009, compared to $3.6 million, for the quarter ended March 31, 2008. FTD technology and development expenses as a percentage of FTD revenues increased to 2.0% for the quarter ended March 31, 2009, compared to 1.9% for the prior-year period. Excluding the impact of foreign currency exchange rates, technology and development costs decreased by $0.1 million, or 3.4%.

        FTD General and Administrative Expenses.    FTD general and administrative expenses decreased by $2.0 million, or 15%, to $11.1 million, for the quarter ended March 31, 2009, compared to $13.1 million for the quarter ended March 31, 2008. FTD general and administrative expenses as a percentage of FTD revenues increased to 7.5% for the quarter ended March 31, 2009, compared to 6.8% for the prior-year period. Excluding the impact of foreign currency exchange rates, general and administrative expenses decreased by $1.7 million, or 13.1%. The decrease was primarily due to $2.0 million of charges in the March 2008 quarter related to acquisition opportunities that were abandoned in light of the pending acquisition by us, $0.9 million of expenses in the March 2008 quarter related to the then-pending acquisition of FTD by us, $0.6 million of advisory costs in the March 2008 quarter related to the resolution of a sales tax audit, and a decrease in personnel-related costs in the March 2008 quarter, partially offset by an increase in stock-based compensation costs and allocated corporate costs.

Liquidity and Capital Resources

        On August 26, 2008, we completed the acquisition of 100% of the capital stock of FTD Group, Inc. The FTD acquisition was financed, in part, with the net proceeds from (i) a $60 million senior secured credit agreement with Silicon Valley Bank (the "UOL Credit Agreement") and (ii) $425 million of term loan borrowings under senior secured credit facilities, including a $50 million revolving line of credit, with Wells Fargo Bank, National Association, as Administrative Agent (the "FTD Credit Agreement").

        Our total cash and cash equivalent balances increased by $20.2 million, or 19.4%, to $124.8 million at March 31, 2009, compared to $104.5 million at December 31, 2008. Our summary cash flows for the quarters ended March 31, 2009 and 2008 were as follows (in thousands):

	Quarter Ended March 31,
	2009	2008
Net cash provided by operating activities	$43,579	$28,999
Net cash used for investing activities	$(6,347)	$(40,482)
Net cash used for financing activities	$(16,483)	$(19,815)

Quarter Ended March 31, 2009 compared to Quarter Ended March 31, 2008

        Net cash provided by operating activities increased by $14.6 million, or 50.3%, for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. Net cash provided by operating activities is driven by our net income adjusted for non-cash items, including, but not limited to, depreciation and amortization, provision for doubtful accounts receivable, stock-based compensation, intangible assets and long-lived assets, deferred taxes, tax benefits (shortfalls) from equity awards, and changes in operating assets and liabilities. The quarter ended March 31, 2009 includes the results of FTD which we acquired in August 2008. The increase in cash provided by operating activities was primarily due to a $4.1 million increase in net income, a $5.4 million increase in non-cash items and a $5.1 million favorable change in operating assets and liabilities.

        Net cash used for investing activities decreased by $34.1 million, or 84.3%, for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. The decrease in cash used for investing activities was primarily due to a net decrease in purchases of short-term investments.

        Capital expenditures for the quarter ended March 31, 2009 were $6.3 million. We currently anticipate that our total capital expenditures for 2009 will be in the range of $27.0 million to $32.0 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, strategic spending decisions, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities decreased by $3.3 million, or 16.8%, for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. The decrease in net cash used for financing activities was primarily due to a $5.8 million decrease in the payment of dividends resulting from the decrease in our quarterly cash dividend from $0.20 per share of common stock to $0.10 per share of common stock and a $3.6 million decrease in repurchases of common stock in connection with shares withheld upon vesting of restricted stock awards and restricted stock units to pay applicable employee withholding taxes. These decreases were partially offset by payments on the UOL Credit Agreement and the FTD Credit Agreement of $5.4 million in the quarter ended March 31, 2009 and a decrease in proceeds from the exercise of stock options of $0.6 million in the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.

        The payment of dividends negatively impacts our cash flows from financing activities. In January 2009, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend was February 13, 2009. The dividend was paid on February 27, 2009 and totaled $8.8 million. In April 2009, United Online, Inc.'s Board declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is May 14, 2009 and the dividend will be paid on May 29, 2009. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors. In accordance with the terms of the FTD Credit Agreement, cash flows at FTD will, in general, not be available to United Online, Inc. or segments other than the FTD segment. In addition, the UOL Credit Agreement imposes certain limitations on our ability to pay dividends.

        Future cash flows from financing activities may also be affected by repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From August 2001 through March 31, 2009, we had repurchased a total of $139.2 million of our common stock under the program. We have not repurchased any shares of our common stock under the program since February 2005, and at March 31, 2009, the remaining amount available under the program was $60.8 million. The UOL Credit Agreement restricts our ability to repurchase shares of our common stock.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units, restricted stock awards and stock awards we award to employees. We currently do not collect the applicable employee withholding taxes upon vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards from employees. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the program. Similar to repurchases of common stock under the program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the quarters ended March 31, 2009 and 2008 were $2.6 million and $6.2 million, respectively, for which we withheld 503,000 shares and 546,000 shares of common stock, respectively, that were underlying the restricted stock units and restricted stock awards which vested and stock awards that were issued. The amount we pay in future quarters will vary based on our stock price and the number of restricted stock units vesting and stock awards being issued during the quarter.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, both contractual payments and optional prepayments on the outstanding balances under the UOL Credit Agreement and FTD Credit Agreement; dividend payments, if declared by United Online, Inc.'s Board of Directors; the development and acquisition of other services, businesses or technologies; to repurchase our common stock underlying restricted stock units and stock awards and pay the employee withholding taxes due on vested restricted stock units and stock awards issued; to repurchase our common stock under the program; and to fund future capital expenditures. Under the terms of the UOL Credit Agreement and the FTD Credit Agreement, there are significant limitations on our ability to use cash flows from operations generated by our Communications and Classmates Media segments for the benefit of the FTD segment and, conversely, there are significant limitations on our ability to use cash flows from operations generated by the FTD segment for the benefit of United Online, Inc. or the Communications and Classmates Media segments. The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to fulfill our debt service obligations.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, developing new or enhancing existing services or products, repurchasing our common stock, acquiring other services, businesses or technologies or funding significant capital expenditures, and have a material adverse effect on our business, financial position, results of operations, and cash flows as well as impair our ability to pay future dividends. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock. In addition, the recent extreme volatility and disruption in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

Contractual Obligations

        Contractual obligations at March 31, 2009 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Operating leases(1)	$60,626	$15,893	$19,780	$13,903	$11,050
Services and promotional contracts	7,610	6,090	1,520	—	—
Telecommunications purchases	1,984	1,347	637	—	—
Media purchases	1,954	1,775	179	—	—
Floral-related purchase obligations	1,286	1,112	174	—	—
Debt, including interest	567,895	50,532	105,839	117,103	294,421
Member redemption liability, long-term	5,029	—	5,029	—	—
Other long-term liabilities	2,717	363	1,494	262	598

Total	$649,101	$77,112	$134,652	$131,268	$306,069

(1)
The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $1.3 million. We remain secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. We do not believe that material payments will be required as a result of our secondary responsibilities.

        Commitments under standby letters of credit at March 31, 2009 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Standby letters of credit	$12,859	$11,735	$882	$242	$—

        Standby letters of credit are maintained by FTD to secure credit card processing activity. Additionally, standby letters of credit are maintained pursuant to certain of our lease arrangements and remain in effect at declining levels through the terms of the related leases. In April 2009, commitments under standby letters of credit were reduced by $10.0 million.

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

Off-Balance Sheet Arrangements

        At March 31, 2009, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

        In April 2009, the FASB issued FSP No. Financial Accounting Standards ("FAS") 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This guidance amends and clarifies Statement of Financial Accounting Standards ("SFAS") No. 141(R), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of this FSP will depend on the nature, terms and size of any acquisition that we consummate.

Interim Disclosures about Fair Value of Financial Instruments

        In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1 ("FSP FAS 107-1"), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 applies to all financial instruments within the scope of SFAS No.107 held by publicly traded companies, as defined by APB Opinion No. 28, and shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 requires comparative disclosures only for periods ending after initial adoption. Because FSP FAS 107-1 amends only the disclosure requirements for financial instruments, the adoption of FSP FAS 107-1 will only affect the disclosure in our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash and outstanding balances of the UOL Credit Agreement and the FTD Credit Agreement. The term loan under the UOL Credit Agreement bears interest at either LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 2.00% per annum. The interest rate set forth in the FTD Credit Agreement for loans made under the revolving credit facility and term loan A facility is either LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 2.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The interest rate set forth in the FTD Credit Agreement for loans made under the term loan B facility is either LIBOR plus 4.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 3.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The FTD Credit Agreement also requires that FTD maintain one or more interest rate swap agreements, interest rate cap agreements, interest rate collar agreements or other similar arrangements to manage risks associated with interest rate fluctuations and exposures on its credit facilities with Wells Fargo Bank, National Association. Accordingly, in November 2008, FTD Group, Inc. entered into a three-year interest rate cap instrument based on LIBOR and a $150 million notional amount of our FTD Credit Agreement. At inception and at December 31, 2008, the interest rate cap instrument was designated as a cash flow hedge against expected future cash flows attributable to future LIBOR interest payments on the outstanding borrowings under the FTD Credit Agreement. However, in January 2009, as economic and capital market conditions continued to deteriorate, we determined that prime-based borrowings were more attractive than LIBOR-based borrowings. Therefore, in January 2009, the cash flow hedge was de-designated and cash flow hedge accounting was discontinued prospectively. Therefore, subsequent fluctuations in market value of the interest rate cap are recorded in earnings. If interest rates were to increase 100 basis points, the result would be an annual increase in our interest expense related to our debt of approximately $3.7 million.

        We also have interest rate risk related to our short-term investments portfolio. As a result, we are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates.

        We typically have maintained a short-term investments portfolio consisting, at times, of U.S. commercial paper, U.S. corporate notes, U.S. Government or U.S. Government agencies obligations, and municipal securities, including, prior to 2008, auction rate securities. Additionally, we also maintain deposits in foreign banks. We have not used derivative financial instruments in our short-term investments portfolio. Our principal objective in managing our short-term investments is the preservation of principal and liquidity, while optimizing yield without significantly increasing risk. The minimum long-term credit rating is A, and if a long-term credit rating is not available, we require a minimum short-term credit rating of A1 and P1. Furthermore, by policy, we limit the amount of credit exposure to any one issuer. Our short-term investments, at times in both fixed-rate and variable-rate interest-earning instruments, carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while variable-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal by selling securities which have declined in market value due to changes in interest rates.

Foreign Currency Risk

        We transact business in foreign currencies and may be exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP"), the Indian Rupee ("INR"), the Euro ("EUR"), and the Canadian Dollar ("CAD"), which may result in gains or losses reported in our earnings. The volatilities in GBP, INR, EUR, and CAD (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates: translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar reported revenues and expenses depending on the trend in currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and expenses. We do not currently hedge foreign currency translation risk. A hypothetical 10% adverse change in overall foreign currency exchange rates over an entire year would result in a reduction of reported annual revenues of approximately $16.0 million and a reduction of reported annual income before income taxes of approximately $1.8 million. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions in our foreign operations denominated in currencies other than the local functional currency are included in other income (expense), net in the consolidated statements of operations. While we have not engaged in foreign currency hedging to date, we may in the future use hedging programs, including currency forward contracts, currency options and/or other derivative financial instruments commonly utilized if it is determined that such hedging activities are appropriate to reduce risk.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. On October 13, 2004, the district court certified a class in six of the other nearly identical actions (the "focus cases"). The United States Court of Appeals for the Second Circuit subsequently vacated the district court's decision granting class certification. On October 10, 2008, the district court granted plaintiffs' motion to withdraw without prejudice their Motion for Class Certification in the six focus cases. The parties in the approximately 300 coordinated class actions, including NetZero, the underwriter defendants in the NetZero class action, and the plaintiff class in the NetZero action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make a settlement payment on behalf of the issuers, including NetZero. The settlement is subject to court approval.

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

        Lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of our outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, financial position, results of operations, or cash flows, the results of legal proceedings, claims and litigation are inherently uncertain and we cannot assure you that we will not be materially and adversely impacted by the results of such proceedings. At March 31, 2009, we had not established allowances for losses relating to any of the matters described above, with the exception of the Rasnake v. NetZero matter.

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

ITEM 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item IA, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission. These factors could materially affect our business, financial condition or future results. However, they are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable

(c)       Repurchases

        In May 2001, our Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time, our Board of Directors has increased the amount authorized for repurchase under this program and has extended the program. In April 2004, our Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the program, bringing the total amount authorized under the program to $200 million. In January 2009, our Board of Directors again further extended the program through December 31, 2009. At March 31, 2009, we had repurchased $139.2 million of our common stock under the program, leaving $60.8 million of authorization remaining under the program.

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

        Common stock repurchases through March 31, 2009 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
2001 - 2006	11,147	$12.72	10,932	$60,782
February 15, 2007	194	$13.72	—	$60,782
May 15, 2007	71	$15.89	—	$60,782
August 15, 2007	69	$12.82	—	$60,782
November 15, 2007	56	$16.66	—	$60,782
January 27, 2008	142	$10.71	—	$60,782
February 15, 2008	404	$11.49	—	$60,782
May 15, 2008	81	$11.81	—	$60,782
August 15, 2008	104	$11.79	—	$60,782
November 15, 2008	72	$6.62	—	$60,782
November 18, 2008	3	$6.37	—	$60,782
January 2, 2009	1	$6.02	—	$60,782
February 13, 2009	1	$5.19	—	$60,782
February 15, 2009	501	$5.19	—	$60,782

Total	12,846	$12.37	10,932

ITEM 6.    EXHIBITS

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	United Online, Inc. 2009 Management Bonus Plan	X		000-33367	5/8/2009
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/8/2009
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/8/2009
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/8/2009
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/8/2009

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	UNITED ONLINE, INC. (Registrant)
	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	United Online, Inc. 2009 Management Bonus Plan	X		000-33367	5/8/2009
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/8/2009
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/8/2009
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/8/2009
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/8/2009