Form 10-Q
period 2009-06-30
UNITED ONLINE INC
filed 2009-08-07
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        There were 83,838,807 shares of the Registrant's common stock outstanding at July 31, 2009.

UNITED ONLINE, INC.
INDEX TO FORM 10-Q
For the Quarter Ended June 30, 2009

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; segment metrics; operating expenses; market trends, including those in the markets in which we compete; operating and marketing efficiencies; revenues; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; impairment charges; stock-based compensation; restructuring charges; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; statements regarding the anticipated impact or benefits associated with the acquisition of FTD Group, Inc. and its subsidiaries; our products and services; pricing; competition; and strategies and initiatives. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$117,422	$104,514
Accounts receivable, net of allowance for doubtful accounts	49,482	58,901
Deferred tax assets, net	13,787	16,170
Other current assets	25,530	30,970

Total current assets	206,221	210,555
Property and equipment, net	62,085	61,822
Goodwill	475,414	459,348
Intangible assets, net	311,243	320,236
Other assets	18,775	21,566

Total assets	$1,073,738	$1,073,527

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$63,973	$83,372
Accrued liabilities	39,909	43,148
Member redemption liability	19,875	20,745
Deferred revenue	80,050	78,498
Current portion of long-term debt	33,124	22,219

Total current liabilities	236,931	247,982
Member redemption liability	4,941	5,231
Deferred revenue	4,563	4,763
Long-term debt, net of discounts	349,418	391,258
Deferred tax liabilities, net	54,965	60,834
Other liabilities	20,108	19,342

Total liabilities	670,926	729,410

Commitments and contingencies
Stockholders' equity:
Common stock	8	8
Additional paid-in capital	519,352	520,187
Accumulated other comprehensive loss	(23,809)	(47,019)
Accumulated deficit	(92,739)	(129,059)

Total stockholders' equity	402,812	344,117

Total liabilities and stockholders' equity	$1,073,738	$1,073,527

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Services	$146,200	$122,273	$296,582	$244,084
Products	114,589	—	227,854	—

Total revenues	260,789	122,273	524,436	244,084
Operating expenses:
Cost of revenues—services (including stock-based compensation, see Note 10)	27,963	26,830	57,605	54,669
Cost of revenues—products	80,486	—	165,178	—
Sales and marketing (including stock-based compensation, see Note 10)	53,675	35,809	109,438	72,590
Technology and development (including stock-based compensation, see Note 10)	16,796	12,521	33,937	25,423
General and administrative (including stock-based compensation, see Note 10)	30,107	22,774	60,521	43,658
Amortization of intangible assets	8,648	2,022	17,239	4,858
Restructuring charges	—	357	—	563

Total operating expenses	217,675	100,313	443,918	201,761

Operating income	43,114	21,960	80,518	42,323
Interest income	338	1,384	686	2,984
Interest expense	(8,804)	—	(17,005)	—
Other income, net	93	184	131	226

Income before income taxes	34,741	23,528	64,330	45,533
Provision for income taxes	15,474	9,790	28,010	18,793

Net income	$19,267	$13,738	$36,320	$26,740

Income allocated to participating securities	(1,580)	(896)	(2,215)	(1,826)

Net income applicable to common stockholders	$17,687	$12,842	$34,105	$24,914

Basic net income per common share	$0.21	$0.19	$0.41	$0.36

Shares used to calculate basic net income per common share	83,502	68,853	83,038	68,499

Diluted net income per common share	$0.21	$0.18	$0.41	$0.36

Shares used to calculate diluted net income per common share	83,875	69,673	83,359	69,281

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$19,267	$13,738	$36,320	$26,740
Change in unrealized gain on short-term investments, net of tax of $0 and $0 for the quarter and six months ended June 30, 2009, respectively, and $(54) and $43 for the quarter and six months ended June 30, 2008, respectively	—	(94)	—	73
Foreign currency translation	25,475	(158)	23,210	(203)

Comprehensive income	$44,742	$13,486	$59,530	$26,610

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2009	82,107	$8	$520,187	$(47,019)	$(129,059)	$344,117
Exercises of stock options	44	—	125	—	—	125
Issuance of common stock through employee stock purchase plan	553	—	2,490	—	—	2,490
Vesting of restricted stock units	1,065	—	—	—	—	—
Repurchases of common stock	—	—	(3,374)	—	—	(3,374)
Dividends paid on shares outstanding and restricted stock units	—	—	(17,915)	—	—	(17,915)
Dividends payable on restricted stock units	—	—	(147)	—	—	(147)
Stock-based compensation	—	—	19,612	—	—	19,612
Foreign currency translation	—	—	—	23,210	—	23,210
Tax shortfalls from equity awards	—	—	(1,626)	—	—	(1,626)
Net income	—	—	—	—	36,320	36,320

Balance at June 30, 2009	83,769	$8	$519,352	$(23,809)	$(92,739)	$402,812

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$36,320	$26,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,871	15,183
Stock-based compensation	19,612	18,151
Accretion of discounts and amortization of debt issue costs	2,822	—
Provision for doubtful accounts receivable	2,876	586
Deferred taxes, net	(5,707)	18
Tax benefits (shortfalls) from equity awards	(1,626)	225
Excess tax benefits from equity awards	(13)	(264)
Other	488	87
Changes in operating assets and liabilities:
Accounts receivable	6,849	1,287
Other assets	7,846	6,773
Accounts payable and accrued liabilities	(24,028)	(14,210)
Member redemption liability	(1,160)	2,127
Deferred revenue	1,795	8,287
Other liabilities	109	100

Net cash provided by operating activities	76,054	65,090

Cash flows from investing activities:
Purchases of property and equipment	(12,432)	(7,256)
Purchases of short-term investments	—	(120,378)
Proceeds from maturities of short-term investments	—	48,300
Proceeds from sales of short-term investments	—	14,523
Cash paid for acquisitions, net of cash acquired	—	(3,165)
Proceeds from sales of assets, net	14	29

Net cash used for investing activities	(12,418)	(67,947)

Cash flows from financing activities:
Payments on term loans and revolver	(33,478)	—
Payments on capital leases	—	(8)
Proceeds from exercises of stock options	125	1,043
Proceeds from employee stock purchase plan	2,490	2,576
Repurchases of common stock	(3,374)	(7,124)
Payments for dividends	(17,915)	(29,469)
Excess tax benefits from equity awards	13	264

Net cash used for financing activities	(52,139)	(32,718)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,411	(265)
Change in cash and cash equivalents	12,908	(35,840)
Cash and cash equivalents, beginning of period	104,514	149,507

Cash and cash equivalents, end of period	$117,422	$113,667

Supplemental disclosure of non-cash investing and financing activities:
Dividends payable on restricted stock units	$147	$70
Increase in accounts payable and accrued liabilities for proposed acquisition	$—	$3,030

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

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements for the quarters and six months ended June 30, 2009 and 2008 include United Online, Inc. and its subsidiaries. The unaudited condensed consolidated balance sheet information at December 31, 2008 is derived from the Company's audited consolidated financial statements, filed on February 27, 2009 with the Securities and Exchange Commission ("SEC") in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The Company's unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K.

        The most significant areas of the unaudited condensed consolidated financial statements that require management judgment include the Company's revenue recognition, allocation of purchase price in business combinations, goodwill and indefinite-lived intangible assets, intangible assets and other long-lived assets, member redemption liability, income taxes, and legal contingencies.

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

        Subsequent events—The Company has evaluated subsequent events through August 7, 2009, the date the financial statements were issued, and determined that there were no reportable events.

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

Recent Accounting Pronouncements

        Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies—In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This guidance amends and clarifies SFAS No. 141(R), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of this FSP on the Company will depend on, among other factors, the nature, terms and size of any acquisition that the Company consummates.

        The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The objective of this Statement is to replace SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

applies to financial statements of non-governmental entities that are presented in conformity with GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on its consolidated financial statements.

2. ACQUISITION

        The results of FTD's operations have been included in the Company's consolidated financial statements since August 26, 2008, the acquisition closing date. The following unaudited pro forma information assumes the FTD acquisition occurred on January 1, 2008 (in thousands, except per share amounts):

	Quarter Ended June 30, 2008	Six Months Ended June 30, 2008
Revenues	$297,177	$610,975
Net income	$19,986	$35,116
Net income applicable to common stockholders	$18,730	$32,888
Basic net income per common share	$0.23	$0.41
Diluted net income per common share	$0.23	$0.40

3. SEGMENT INFORMATION

        Revenues and segment income from operations by segment were as follows (in thousands):

	Quarter Ended June 30, 2009
	FTD	Classmates Media	Communications	Total
Products	$114,589	$—	$—	$114,589
Services	32,357	38,718	45,658	116,733
Advertising	2,270	19,437	8,489	30,196

Total revenues	$149,216	$58,155	$54,147	$261,518

Segment income from operations	$23,909	$14,123	$20,270	$58,302

	Quarter Ended June 30, 2008
	FTD	Classmates Media	Communications	Total
Services	$—	$34,134	$56,134	$90,268
Advertising	—	22,879	9,126	32,005

Total revenues	$—	$57,013	$65,260	$122,273

Segment income from operations	$—	$7,937	$21,131	$29,068

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

	Six Months Ended June 30, 2009
	FTD	Classmates Media	Communications	Total
Products	$227,854	$—	$—	$227,854
Services	65,155	76,939	93,707	235,801
Advertising	4,194	39,689	18,418	62,301

Total revenues	$297,203	$116,628	$112,125	$525,956

Segment income from operations	$43,139	$26,278	$40,972	$110,389

	Six Months Ended June 30, 2008
	FTD	Classmates Media	Communications	Total
Services	$—	$65,375	$115,555	$180,930
Advertising	—	43,522	19,632	63,154

Total revenues	$—	$108,897	$135,187	$244,084

Segment income from operations	$—	$15,890	$41,616	$57,506

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment income from operations:
FTD	$23,909	$—	$43,139	$—
Classmates Media	14,123	7,937	26,278	15,890
Communications	20,270	21,131	40,972	41,616

Total segment income from operations	58,302	29,068	110,389	57,506
Depreciation	(6,540)	(5,086)	(12,632)	(10,325)
Amortization of intangible assets	(8,648)	(2,022)	(17,239)	(4,858)

Consolidated operating income	$43,114	$21,960	$80,518	$42,323

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

        A reconciliation of segment revenues to consolidated revenues is as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment revenues:
FTD	$149,216	$—	$297,203	$—
Classmates Media	58,155	57,013	116,628	108,897
Communications	54,147	65,260	112,125	135,187
Intersegment eliminations	(729)	—	(1,520)	—

Consolidated revenues	$260,789	$122,273	$524,436	$244,084

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses is as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment operating expenses:
FTD	$125,307	$—	$254,064	$—
Classmates Media	44,032	49,076	90,350	93,007
Communications	33,877	44,129	71,153	93,571

Total segment operating expenses	203,216	93,205	415,567	186,578
Depreciation	6,540	5,086	12,632	10,325
Amortization of intangible assets	8,648	2,022	17,239	4,858
Intersegment eliminations	(729)	—	(1,520)	—

Consolidated operating expenses	$217,675	$100,313	$443,918	$201,761

        International revenues totaled $35.4 million and $84.6 million for the quarter and six months ended June 30, 2009, respectively. International revenues totaled $4.4 million and $7.8 million for the quarter and six months ended June 30, 2008, respectively.

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	June 30, 2009	December 31, 2008
United States	$72,192	$76,434
Europe	8,668	6,952

Total long-lived assets	$80,860	$83,386

        The Company manages its working capital on a consolidated basis. In addition, segment assets are not reported to, or used by, the chief operating decision maker to allocate resources to or assess performance of the segments and therefore, pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, total segment assets have not been disclosed.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BALANCE SHEET COMPONENTS

Other Current Assets

        Other current assets consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Prepaid expenses	$15,909	$15,751
Income taxes receivable	—	1,810
Gift cards related to member redemption liability	3,321	4,332
Floral-related inventories, net	3,719	5,603
Other	2,581	3,474

Total	$25,530	$30,970

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Computer software and equipment	$149,084	$139,164
Land and buildings	18,781	18,525
Furniture and fixtures	15,628	15,511

	183,493	173,200
Less: accumulated depreciation and amortization	(121,408)	(111,378)

Total	$62,085	$61,822

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Employee compensation and related expenses	$19,376	$23,683
Income taxes payable	7,773	1,690
Non-income taxes payable	4,410	4,930
Customer deposits	3,306	3,472
Other	5,044	9,373

Total	$39,909	$43,148

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in goodwill by reportable segments for the six months ended June 30, 2009 were as follows (in thousands):

	FTD	Classmates Media	Communications	Total
Balance at January 1, 2009	$327,133	$124,726	$7,489	$459,348
Foreign currency translation	16,774	1	—	16,775
Acquisition adjustments(a)	(709)	—	—	(709)

Balance at June 30, 2009	$343,198	$124,727	$7,489	$475,414

(a)
Represents adjustments to purchase accounting within one year of the acquisition date.

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	June 30, 2009
	Cost or Fair Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,870	$(87,452)	$13,418
Customer contracts and relationships	112,917	(21,931)	90,986
Trademarks and trade names	184,851	(13,592)	171,259
Advertising contracts and related relationships	7,229	(7,229)	—
Software and technology	46,880	(12,169)	34,711
Patents, domain names and other	4,607	(3,738)	869

Total	$457,354	$(146,111)	$311,243

	December 31, 2008
	Cost or Fair Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,785	$(85,658)	$15,127
Customer contracts and relationships	110,570	(11,805)	98,765
Trademarks and trade names	179,300	(12,221)	167,079
Advertising contracts and related relationships	7,229	(7,229)	—
Software and technology	46,047	(7,884)	38,163
Patents, domain names and other	4,596	(3,494)	1,102

Total	$448,527	$(128,291)	$320,236

        The Company's acquired trademarks and trade names related to the FTD acquisition are indefinite-lived and, accordingly, there is no associated amortization expense or accumulated amortization. At June 30, 2009 and December 31, 2008, the FTD trademarks and trade names, after foreign currency translation adjustments, totaled $159.0 million and $153.5 million, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. CREDIT AGREEMENTS

UOL Credit Agreement

        In connection with its acquisition of FTD, in August 2008, United Online, Inc. entered into a $60 million senior secured credit agreement with Silicon Valley Bank (the "UOL Credit Agreement") and borrowed $60 million thereunder.

FTD Credit Agreement

        In connection with the FTD acquisition in August 2008, UNOLA Corp., then an indirect wholly-owned subsidiary of United Online, Inc., which subsequently merged into FTD Group, Inc., entered into a $425 million senior secured credit agreement with Wells Fargo Bank, National Association, as Administrative Agent (the "FTD Credit Agreement"), consisting of (i) a term loan A facility of $75 million, (ii) a term loan B facility of $300 million and (iii) a revolving credit facility of up to $50 million.

        The changes in the Company's debt balances, net of discounts, for the six months ended June 30, 2009 were as follows (in thousands):

	Balance at January 1, 2009	Repayments of Debt	Accretion of Discounts	Balance at June 30, 2009
UOL Credit Agreement	$54,859	$(11,790)	$403	$43,472
FTD Credit Agreement, term loan A	71,812	(5,676)	420	66,556
FTD Credit Agreement, term loan B	286,806	(16,012)	1,720	272,514
FTD Credit Agreement, revolving credit facility	—	—	—	—

Total	$413,477	$(33,478)	$2,543	$382,542

        Future minimum principal payments based upon United Online, Inc.'s and FTD Group Inc.'s scheduled mandatory debt payments per the credit agreements, excluding required prepayments based on excess cash flow, if any, were as follows at June 30, 2009 (in thousands):

			Year Ending December 31,
	Total Gross Debt	Remaining 2009
			2010	2011	2012	2013	2014
UOL Credit Agreement	$44,460	$7,500	$15,000	$15,000	$6,960	$—	$—
FTD Credit Agreement, term loan A	68,386	—	4,684	7,494	7,963	48,245	—
FTD Credit Agreement, term loan B	283,239	—	2,156	2,876	2,876	2,876	272,455

Total	$396,085	$7,500	$21,840	$25,370	$17,799	$51,121	$272,455

        At June 30, 2009, the borrowing capacity under the FTD revolving credit facility, which was reduced by $1.3 million in outstanding standby letters of credit, was $48.7 million.

        Subject to certain exceptions, United Online, Inc. is required to make quarterly prepayments of a portion of the term loan under the UOL Credit Agreement based on excess cash flow as defined in the UOL Credit Agreement (commencing in the second quarter of 2009). Based on the Company's current projections, under the provisions of the credit facilities, the Company reasonably expects to make excess cash flow debt prepayments of $16.0 million in the next twelve months. Accordingly, this amount has been classified as a current liability on the consolidated balance sheet at June 30, 2009.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. CREDIT AGREEMENTS (Continued)

        Subject to certain exceptions, FTD Group, Inc. is required to make annual prepayments of a portion of the term loans under the FTD Credit Agreement based on excess cash flow as defined in the FTD Credit Agreement (commencing in the second quarter of 2010).

7. DERIVATIVE INSTRUMENTS

Interest Rate Cap

        FTD Group, Inc. is required by the FTD Credit Agreement to maintain one or more interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, or other similar instruments to manage risks associated with interest rate fluctuations and exposures on its credit facilities with Wells Fargo Bank, National Association. Accordingly, in November 2008, FTD Group, Inc. entered into a three-year interest rate cap agreement to manage risks associated with interest rate fluctuations on a $150 million notional amount of the FTD Credit Agreement. This instrument was initially accounted for as a cash flow hedge. In January 2009, FTD Group, Inc. changed the interest rate basis of the hedged item from LIBOR-based to prime rate-based and, as a result, the cash flow hedge was de-designated and accordingly no longer qualifies for hedge accounting treatment. The amount of deferred loss on the interest rate cap reclassified from accumulated other comprehensive loss in the statement of stockholders' equity to interest expense upon de-designation of the hedge in the first quarter of 2009 was immaterial.

        FTD Group, Inc. intends to maintain the interest rate cap in order to comply with the FTD Credit Agreement and does not presently expect to enter into any other interest rate hedging arrangements. The interest rate cap does not contain any credit risk-related contingent features as defined by SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of SFAS No. 133.

Foreign Exchange Contracts

        In June 2009, the Company entered into foreign currency forward contracts between the U.S. Dollar and the British Pound that will expire in September and December 2009. While these contracts are not designated as hedging instruments for accounting purposes, the Company entered into these derivative contracts to partially offset the economic effect of fluctuations in the currency exchange rate between the U.S. Dollar and the British Pound. These derivatives are intended to minimize the impact of foreign currency exchange rates on intercompany dividend payments in British Pounds. The Company presently anticipates that it may continue to enter into foreign currency forward or other similar contracts to manage foreign currency exchange rate risks. These foreign currency forward contracts do not contain any credit risk-related contingent features as defined by SFAS No. 161.

        At June 30, 2009, foreign currency forward contracts with a notional value of $4.5 million were outstanding.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENTS (Continued)

Summary Information

        The following table presents the fair value of derivatives in the condensed consolidated balance sheet at June 30, 2009 (in thousands):

Derivative Instruments	Balance Sheet Location	Fair Value
Interest rate cap	Other assets	$128
Foreign currency forward contracts	Accrued liabilities	$48

        Changes in the fair value of the derivatives are recognized in earnings in the period of change. The following table presents the effect of these changes on the condensed consolidated statements of operations for the quarter and six months ended June 30, 2009 (in thousands):

		Amount of Gain (Loss)
Derivative Instruments	Location of Gain (Loss)	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
Interest rate cap	Interest expense	$113	$78
Foreign currency forward contracts	Other income, net	$(48)	$(48)

        For additional information regarding the Company's overall risk management strategies, see Part I, Item 3—"Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q.

8. FAIR VALUE MEASUREMENTS

        The provisions of SFAS No. 157, Fair Value Measurements, related to nonfinancial assets and liabilities became effective for the Company on January 1, 2009 in accordance with FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, and did not have a material impact on the Company's unaudited condensed consolidated financial statements.

        SFAS No. 157 establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets and liabilities at June 30, 2009 that are required to be measured at fair value on a recurring basis (in thousands):

Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value
Cash equivalents	$92,922	$85,429	$7,493
Derivative assets	128	—	128

Total	$93,050	$85,429	$7,621

Derivative liabilities	$48	$—	$48

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE MEASUREMENTS (Continued)

        The provisions of FSP No. FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments, became effective for the Company for the quarter ended June 30, 2009. In accordance with FSP No. FAS 107-1, the Company estimated the fair value of its long-term debt at June 30, 2009.

        The Company estimated the fair value of its long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered its estimated credit ratings. The Company estimated its credit ratings as A/A- for the long-term debt associated with the UOL Credit Agreement, resulting in a discount rate of 4% and a credit rating of BBB/BB+ for the long-term debt associated with the FTD Credit Agreement, resulting in a discount rate of 7%. The table below summarizes the fair value estimates for long-term debt at June 30, 2009, as defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, (in thousands):

	Carrying Amount	Estimated Fair Value
Long-term debt, net of discounts, including current portion	$382,542	$397,209

9. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From August 2001 through June 30, 2009, the Company had repurchased $139.2 million of its common stock under the program. The Company has not repurchased any shares of its common stock under the program since February 2005 and, at June 30, 2009, the remaining amount available under the program was $60.8 million.

        Shares withheld upon the vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards to pay applicable employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the program. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units and restricted stock awards that vest and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the six months ended June 30, 2009 and 2008 were $3.4 million and $7.1 million, respectively, for which the Company withheld 618,000 and 627,000 shares of common stock, respectively, that were underlying the restricted stock units and restricted stock awards which vested and stock awards that were issued.

Dividends

        Dividends are paid on shares of common stock and, in general, unvested restricted stock units outstanding as of the record date.

        In January and April 2009, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 27, 2009 and

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

May 29, 2009 and totaled $8.8 million and $9.1 million, respectively. In July 2009, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is August 14, 2009 and the dividend is payable on August 31, 2009.

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

10. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following captions within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating expenses:
Cost of revenues—services	$271	$174	$527	$394
Sales and marketing	1,451	1,805	2,699	3,393
Technology and development	1,318	1,311	2,511	2,599
General and administrative	7,206	4,851	13,875	11,765

Total stock-based compensation	$10,246	$8,141	$19,612	$18,151

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

        Effective February 15, 2009, the Company approved grants of 0.9 million restricted stock units with a grant-date fair value equal to $4.6 million to certain of the Company's non-executive officer employees. The restricted stock units will vest as to twenty-five percent of the total number of shares awarded annually over a four-year period beginning February 15, 2009.

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

        The number of restricted stock units issued for each exchanged underwater stock option was determined in accordance with a 1-for-3 exchange ratio. All 2.0 million of underwater stock options eligible for the exchange program were exchanged for 0.6 million restricted stock units. All underwater stock options were canceled upon exchange for restricted stock units pursuant to the Company's 2001 Stock Incentive Plan.

        The restricted stock units will vest in quarterly increments over two years measured from February 15, 2009, subject to the executive officer's continued employment with the Company through the vesting date of such restricted stock units. Upon vesting, the Company will issue shares of common stock corresponding to the number of vested restricted stock units awarded to the officer, less the number of shares having an aggregate value equal to the Company's statutory withholding obligations with respect to applicable federal and state income and employment withholding taxes (all as consistent with the Company's current practices with respect to restricted stock units). The grant-date fair value of the 0.6 million restricted stock units totaled $2.5 million.

11. NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income per common share for the quarters and six months ended June 30, 2009 and 2008 (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$19,267	$13,738	$36,320	$26,740
Income allocated to participating securities	(1,580)	(896)	(2,215)	(1,826)

Net income applicable to common stockholders	$17,687	$12,842	$34,105	$24,914

Denominator:
Weighted-average common shares	83,502	68,853	83,038	68,549
Less: weighted-average common shares subject to repurchase rights	—	—	—	(50)

Shares used to calculate basic net income per common share	83,502	68,853	83,038	68,499

Add: Dilutive effect of non-participating securities	373	820	321	782

Shares used to calculate diluted net income per common share	83,875	69,673	83,359	69,281

Basic net income per common share	$0.21	$0.19	$0.41	$0.36

Diluted net income per common share	$0.21	$0.18	$0.41	$0.36

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. NET INCOME PER COMMON SHARE (Continued)

        Basic net income per common share reported prior to the adoption of FSP EITF 03-6-1 for the quarter and six months ended June 30, 2008 was $0.20 and $0.39, respectively. Diluted net income per common share reported prior to the adoption of FSP EITF 03-6-1 for the quarter and six months ended June 30, 2008 was $0.19 and $0.38, respectively.

        The diluted net income per common share computations exclude restricted stock units and stock options which are antidilutive. The number of antidilutive shares at June 30, 2009 and 2008 was 1.8 million and 3.2 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; segment metrics; operating expenses; market trends, including those in the markets in which we compete; operating and marketing efficiencies; revenues; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; impairment charges; stock-based compensation; restructuring charges; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; statements regarding the anticipated impact or benefits associated with the acquisition of FTD Group, Inc. and its subsidiaries; our products and services; pricing; competition; and strategies and initiatives. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Segment Services

FTD

        FTD Group, Inc. (together with its subsidiaries, "FTD") is a leading provider of floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services in the United States of America ("U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland. The business uses the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo. FTD is a floral marketer, which we refer to as FTD's consumer business, and a provider of floral network services, which we refer to as FTD's florist business. These businesses are complementary, as most floral orders generated by the consumer businesses are delivered by FTD's network of florist members. FTD does not own or operate any retail locations.

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

        Online Social Networking.    Our social networking Web sites enable users to locate and interact with acquaintances from their past, with school affiliations as the primary focus. Led by our flagship Classmates Web site (www.classmates.com) that serves the U.S. and Canada, our social networking properties comprise a large and diverse population of users with over 50 million registered accounts at June 30, 2009.

        Our social networking members can choose between free membership and a paid subscription offering additional features. Free accounts constitute the vast majority of our social networking accounts. Revenues from our social networking services are derived from subscription fees and advertising fees.

        Online Loyalty Marketing.    MyPoints connects advertisers with our members by allowing members to earn rewards points for engaging in online activities. MyPoints is a free service and users need only provide their name, zip code, gender, date of birth, and an email address to register. Members register to receive direct email marketing and other online loyalty promotions, and earn points for responding to email offers, taking market research surveys, shopping online, and engaging in other online activities.

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

        Internet Access Services.    Our Internet access services consist of dial-up and, to a much lesser extent, broadband services.

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

        Our broadband Internet access services consist of digital subscriber line services that we purchase from third-parties and resell under our own brands. These services are primarily used as a means to retain users who are leaving our dial-up Internet access services and we have not marketed our broadband Internet access services to the general public.

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures are:

FTD Segment's Metrics

        Consumer Orders.    We monitor the number of consumer orders for floral and gift products during a given period. Consumer orders are orders delivered during the period that originated in the U.S. and Canada, primarily from the www.ftd.com Web site and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily from the www.interflora.co.uk Web site and a toll-free telephone number. Orders originating with a florist or other retail location for delivery to consumers are not included. The number of consumer orders received may fluctuate significantly from period to period due to seasonality resulting from the timing of key holidays; general economic conditions; fluctuations in marketing expenditures on initiatives designed to attract new and retain existing customers; changes in pricing for our floral and specialty gift products or competitive offerings; and changing consumer preferences, among other factors.

        Average Order Value.    We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average U.S. Dollar amount received for consumer orders delivered during a period. This average U.S. Dollar amount is determined after translating the British Pound amounts received for orders delivered in the U.K. and the Republic of Ireland into U.S. Dollars. Average order value includes merchandise revenue and shipping and service fees payable by the consumer, less certain discounts and certain refunds. Average order values may fluctuate from period to period based on the foreign currency exchange rate between the U.S. Dollar and the British Pound; product mix; changes in merchandise pricing; shipping and service fees; levels of certain refunds issued; and discounts, among other factors.

Classmates Media and Communications Segments' Metrics

        Pay Accounts.    We generate a significant portion of our revenues from our pay accounts and they represent one of the most important drivers of our business model. A pay account is defined as a member who has subscribed to, and paid for, our Classmates Media or Communications services, and whose subscription has not expired. A pay account does not equate to a unique subscriber since one subscriber could have several pay accounts. At any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool and a number of accounts that have notified us that they are terminating their service but whose service remains in effect. In general, the key metrics that affect our revenues from our pay accounts base include the number of pay accounts and the average monthly revenue per pay account ("ARPU"). A pay account generally becomes a free account following the expiration or termination of the related subscription.

        ARPU.    We monitor ARPU, which is calculated by dividing Classmates Media or Communications services revenues for a period (after translation into U.S. Dollars) by the average number of pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and end of a period. ARPU may fluctuate from period to period as a result of a variety of factors, including, but not limited to changes in the mix of pay services and the related pricing plans; the use of promotional or retention pricing to attract new, or retain existing, paying subscribers; increases or decreases in the price of our services; the timing of pay accounts being added or removed during a period; and the foreign currency exchange rates between the U.S. Dollar and the Euro and between the U.S. Dollar and the Swedish Krona.

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

        Active Accounts.    We monitor the number of active accounts among our membership base. Classmates Media segment active accounts are defined as the sum of all social networking pay accounts as of the date presented; the monthly average for the period of all free social networking accounts who have visited our domestic or international social networking Web sites (excluding The Names Database) at least once during the period; and the monthly average for the period of all loyalty marketing members who have earned or redeemed points during such period. Communications segment active accounts include all Communications segment pay accounts as of the date presented combined with the number of free Internet access and email accounts that logged on to our services at least once during the preceding 31 days.

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

        The following table sets forth, for the quarterly periods presented, as applicable, our consolidated revenues, pay accounts (at the end of the period), segment revenues, consumer orders, average order value, churn (monthly average for the period), ARPU (monthly average for the period), and active accounts (monthly average for the period).

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

	Quarter Ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Consolidated:
Revenues (in thousands)	$260,789	$263,647	$256,162	$169,157	$122,273
FTD:
Basis of presentation(a)				Combined	Pre- Acquisition
Revenues(a) (in thousands)	$149,216	$147,987	$133,685	$121,427	$174,904
% of Total revenues(a)	57%	56%	52%	N/A	N/A
Consumer orders(a) (in thousands)	1,711	1,691	1,467	1,154	1,933
Average order value(a)	$59.78	$57.70	$58.80	$64.37	$62.67
Currency exchange rate: GBP to USD	1.55	1.43	1.56	1.90	1.97
Classmates Media:
Segment revenues (in thousands)	$58,155	$58,473	$62,592	$58,746	$57,013
% of Total revenues	22%	22%	24%	35%	47%
Pay accounts (in thousands)	4,621	4,563	4,319	4,087	3,809
Segment churn	4.3%	4.1%	4.4%	4.1%	4.2%
ARPU	$2.81	$2.87	$2.98	$3.07	$3.10
Segment active accounts (in millions)	16.4	16.8	16.0	15.5	15.1
Communications:
Segment revenues (in thousands)	$54,147	$57,978	$60,120	$62,131	$65,260
% of Total revenues	21%	22%	23%	37%	53%
Pay accounts (in thousands):
Access	1,203	1,316	1,388	1,468	1,560
Other	329	337	347	353	356

Total pay accounts	1,532	1,653	1,735	1,821	1,916
Segment churn	4.9%	4.8%	4.3%	4.4%	4.5%
ARPU	$9.55	$9.45	$9.31	$9.49	$9.45
Segment active accounts (in millions)	2.4	2.6	2.7	2.8	2.9

(a)
The unaudited combined quarterly results (the "Combined Results") were calculated by adding FTD's unaudited historical results prior to the acquisition date (July 1, 2008 through August 25, 2008) to FTD's unaudited results following the acquisition (August 26, 2008 through September 30, 2008). The unaudited pre-acquisition results (the "Pre-Acquisition Results") reflect results of FTD prior to the acquisition date and were derived from the unaudited pre-acquisition results of FTD. The Combined Results and the Pre-Acquisition Results of FTD set forth in the table above have been included with this Quarterly Report on Form 10-Q for informational purposes only and do not purport to be indicative of the results of future operations of the FTD segment or of the results that would have actually been attained had the acquisition taken place at the beginning of such period. The Pre-Acquisition Results of FTD should be read in conjunction with the historical consolidated financial statements of FTD Group, Inc. and the related notes to those financial statements. Historical public filings of FTD Group, Inc. are available at the SEC's Web site at www.sec.gov.

Financial Statement Presentation

Revenues

Products Revenues

        Products revenues consist of the FTD segment's merchandise revenue and related shipping and service fees for consumer orders, as well as revenues generated from the sale of containers, software and hardware systems, cut flowers, packaging and promotional products and a wide variety of other floral-related supplies to florist members. We do not generate products revenues from our Classmates Media or Communications segments.

Services Revenues

  FTD

        Services revenues consist of fees charged to florist members for access to the FTD and Interflora brands and the Mercury Man logo, access to the florist network, credit card processing services, e-commerce Web sites, online advertising tools, telephone answering, order-taking, transmission, and clearinghouse services.

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

Cost of Revenues

FTD

        FTD cost of revenues includes product costs; shipping and delivery costs; costs associated with taking orders; printing and postage costs; systems installation, training and support costs; data center costs; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; license fees; costs related to providing customer support; costs related to customer billing for our florist members; fees associated with the storage and processing of customer credit cards and associated bank fees; and domain name registration fees.

Classmates Media

        Classmates Media cost of revenues includes costs of points earned by members of our online loyalty marketing service; data center costs; personnel-and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; license fees; costs related to providing customer support; costs related to customer billing and billing support for our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; and domain name registration fees.

Communications

        Communications cost of revenues includes telecommunications and data center costs; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; license fees; costs related to providing customer support; costs related to customer billing and billing support for our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; and domain name registration fees.

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

Technology and Development

        Technology and development expenses include expenses for product development, maintenance of existing software and technology and development of new or improved software and technology,

including personnel-related expenses for our technology departments in various office locations and the costs associated with operating our facility in India. Costs incurred by us to manage and monitor our technology and development activities are expensed as incurred. Costs relating to the acquisition and development of internal-use software are capitalized when appropriate and depreciated over their estimated useful lives, generally three years.

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

Interest Income

        Interest income consists of earnings on our cash, cash equivalents and short-term investments held from time to time, and interest on long-term receivables from FTD's technology system sales.

Interest Expense

        Interest expense consists of interest expense on our credit facilities, including accretion of discounts and amortization of debt issue costs, and interest expense relating to capital leases and our interest rate cap.

Other Income, Net

        Other income, net, generally consists of realized gains and losses recognized in connection with the sale of short-term investments, gains and losses on the sale of assets, equity earnings on investments in subsidiaries, and gains and losses on foreign currency exchange rate transactions. Additionally, other income, net, consists of realized and unrealized gains and losses on foreign currency forward contracts.

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

        Unaudited condensed consolidated financial information was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$260,789	$122,273	$524,436	$244,084
Operating expenses:
Cost of revenues	108,449	26,830	222,783	54,669
Sales and marketing	53,675	35,809	109,438	72,590
Technology and development	16,796	12,521	33,937	25,423
General and administrative	30,107	22,774	60,521	43,658
Amortization of intangible assets	8,648	2,022	17,239	4,858
Restructuring charges	—	357	—	563

Total operating expenses	217,675	100,313	443,918	201,761

Operating income	43,114	21,960	80,518	42,323
Interest income	338	1,384	686	2,984
Interest expense	(8,804)	—	(17,005)	—
Other income, net	93	184	131	226

Income before income taxes	34,741	23,528	64,330	45,533
Provision for income taxes	15,474	9,790	28,010	18,793

Net income	$19,267	$13,738	$36,320	$26,740

        Information for our three reportable segments was as follows (in thousands):

	FTD		Classmates Media		Communications
	Quarter Ended June 30,		Quarter Ended June 30,		Quarter Ended June 30,
	2009	2008	2009	2008	2009	2008
Revenues	$149,216	$—	$58,155	$57,013	$54,147	$65,260
Operating expenses:
Cost of revenues	85,172	—	8,925	10,628	11,801	14,073
Sales and marketing	25,893	—	18,757	20,904	9,291	14,802
Technology and development	3,068	—	6,913	5,245	4,731	5,689
General and administrative	11,174	—	9,437	12,299	8,054	9,208
Restructuring charges	—	—	—	—	—	357

Total operating expenses	125,307	—	44,032	49,076	33,877	44,129

Segment income from operations	$23,909	$—	$14,123	$7,937	$20,270	$21,131

	FTD		Classmates Media		Communications
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Revenues	$297,203	$—	$116,628	$108,897	$112,125	$135,187
Operating expenses:
Cost of revenues	175,023	—	17,903	19,915	24,860	30,276
Sales and marketing	50,732	—	38,786	40,462	20,688	31,915
Technology and development	6,036	—	14,240	10,452	9,539	11,850
General and administrative	22,273	—	19,421	22,178	16,066	18,967
Restructuring charges	—	—	—	—	—	563

Total operating expenses	254,064	—	90,350	93,007	71,153	93,571

Segment income from operations	$43,139	$—	$26,278	$15,890	$40,972	$41,616

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment income from operations:
FTD	$23,909	$—	$43,139	$—
Classmates Media	14,123	7,937	26,278	15,890
Communications	20,270	21,131	40,972	41,616

Total segment income from operations	58,302	29,068	110,389	57,506
Depreciation	(6,540)	(5,086)	(12,632)	(10,325)
Amortization of intangible assets	(8,648)	(2,022)	(17,239)	(4,858)

Consolidated operating income	$43,114	$21,960	$80,518	$42,323

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment revenues:
FTD	$149,216	$—	$297,203	$—
Classmates Media	58,155	57,013	116,628	108,897
Communications	54,147	65,260	112,125	135,187
Intersegment eliminations	(729)	—	(1,520)	—

Consolidated revenues	$260,789	$122,273	$524,436	$244,084

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment operating expenses:
FTD	$125,307	$—	$254,064	$—
Classmates Media	44,032	49,076	90,350	93,007
Communications	33,877	44,129	71,153	93,571

Total segment operating expenses	203,216	93,205	415,567	186,578
Depreciation	6,540	5,086	12,632	10,325
Amortization of intangible assets	8,648	2,022	17,239	4,858
Intersegment eliminations	(729)	—	(1,520)	—

Consolidated operating expenses	$217,675	$100,313	$443,918	$201,761

Quarter and Six Months Ended June 30, 2009 compared to Quarter and Six Months Ended June 30, 2008

        The following table presents our consolidated operating results as a percentage of consolidated revenues for each period presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	41.6	21.9	42.5	22.4
Sales and marketing	20.6	29.3	20.9	29.7
Technology and development	6.4	10.2	6.5	10.4
General and administrative	11.5	18.6	11.5	17.9
Amortization of intangible assets	3.3	1.7	3.3	2.0
Restructuring charges	—	0.3	—	0.2

Total operating expenses	83.4	82.0	84.7	82.6

Operating income	16.6	18.0	15.3	17.4
Interest income	0.1	1.1	0.1	1.2
Interest expense	(3.4)	—	(3.2)	—
Other income, net	—	0.1	—	0.1

Income before income taxes	13.3	19.2	12.2	18.7
Provision for income taxes	5.9	8.0	5.3	7.7

Net income	7.4%	11.2%	6.9%	11.0%

Consolidated Results

        Revenues.    Consolidated revenues increased by $138.5 million, or 113%, to $260.8 million for the quarter ended June 30, 2009, compared to $122.3 million for the quarter ended June 30, 2008. The increase in consolidated revenues was primarily related to $149.2 million of revenues associated with our FTD segment and a slight increase in revenues from our Classmates Media segment, partially offset by a decrease in revenues from our Communications segment. Consolidated revenues related to our FTD, Classmates Media and Communications segments constituted 57.1%, 22.2% and 20.7%, respectively, of our total segment revenues for the quarter ended June 30, 2009, compared to 0%, 46.6% and 53.4%, respectively, for the quarter ended June 30, 2008.

        Consolidated revenues increased by $280.4 million, or 115%, to $524.4 million for the six months ended June 30, 2009, compared to $244.1 million for the six months ended June 30, 2008. The increase in consolidated revenues was primarily related to $297.2 million of revenues associated with our FTD segment and an increase in revenues from our Classmates Media segment, partially offset by a decrease in revenues from our Communications segment. Consolidated revenues related to our FTD, Classmates Media and Communications segments constituted 56.5%, 22.2% and 21.3%, respectively, of our total segment revenues for the six months ended June 30, 2009, compared to 0%, 44.6% and 55.4%, respectively, for the six months ended June 30, 2008.

        Cost of Revenues.    Consolidated cost of revenues increased by $81.6 million, or 304%, to $108.4 million for the quarter ended June 30, 2009, compared to $26.8 million for the quarter ended June 30, 2008. Consolidated cost of revenues as a percentage of consolidated revenues increased to 41.6% for the quarter ended June 30, 2009, compared to 21.9% for the prior-year period. The increase of $81.6 million was primarily related to $85.2 million of cost of revenues associated with our FTD segment, partially offset by decreases in cost of revenues associated with our Communications and Classmates Media segments. The increase as a percentage of revenues was due to the addition of our FTD segment, which has a significantly higher cost of revenues as a percentage of revenues compared to the other segments. Cost of revenues related to our FTD, Classmates Media and Communications segments constituted 80.4%, 8.4% and 11.1%, respectively, of our total segment cost of revenues for the quarter ended June 30, 2009, compared to 0%, 43.0% and 57.0%, respectively, for the quarter ended June 30, 2008.

        Consolidated cost of revenues increased by $168.1 million, or 308%, to $222.8 million for the six months ended June 30, 2009, compared to $54.7 million for the six months ended June 30, 2008. Consolidated cost of revenues as a percentage of consolidated revenues increased to 42.5% for the quarter ended June 30, 2009, compared to 22.4% for the prior-year period. The increase of $168.1 million was primarily related to $175.0 million of cost of revenues associated with our FTD segment, partially offset by decreases in cost of revenues associated with our Communications and Classmates Media segments. The increase as a percentage of revenues was due to the addition of our FTD segment, which has a significantly higher cost of revenues as a percentage of revenues compared to the other segments. Cost of revenues related to our FTD, Classmates Media and Communications segments constituted 80.4%, 8.2% and 11.4%, respectively, of our total segment cost of revenues for the six months ended June 30, 2009, compared to 0%, 39.7% and 60.3%, respectively, for the six months ended June 30, 2008.

        Sales and Marketing Expenses.    Consolidated sales and marketing expenses increased by $17.9 million, or 50%, to $53.7 million for the quarter ended June 30, 2009, compared to $35.8 million for the quarter ended June 30, 2008. Consolidated sales and marketing expenses as a percentage of consolidated revenues decreased to 20.6% for the quarter ended June 30, 2009, compared to 29.3% for the prior-year period. The increase of $17.9 million was primarily related to $25.9 million of sales and marketing expenses associated with our FTD segment, partially offset by decreases in sales and marketing expenses associated with our Communications and Classmates Media segments. The decrease as a percentage of revenues was primarily due to the addition of our FTD segment, which has lower sales and marketing expenses as a percentage of revenues compared to the Classmates Media segment and a similar percentage compared to the Communications segment. Sales and marketing expenses related to our FTD, Classmates Media and Communications segments constituted 48.0%, 34.8% and 17.2%, respectively, of total segment sales and marketing expenses for the quarter ended June 30, 2009, compared to 0%, 58.5% and 41.5%, respectively, for the quarter ended June 30, 2008.

        Consolidated sales and marketing expenses increased by $36.8 million, or 51%, to $109.4 million for the six months ended June 30, 2009, compared to $72.6 million for the six months ended June 30, 2008. Consolidated sales and marketing expenses as a percentage of consolidated revenues decreased to 20.9% for the six months ended June 30, 2009, compared to 29.7% for the prior-year period. The increase of $36.8 million was primarily related to $50.7 million of sales and marketing expenses associated with our FTD segment, offset by decreases in sales and marketing expenses associated with our Communications and Classmates Media segments. The decrease as a percentage of revenues was primarily due to the addition of our FTD segment, which has lower sales and marketing expenses as a percentage of revenues compared to the Classmates Media segment and a similar percentage compared to the Communications segment. Sales and marketing expenses related to our FTD, Classmates Media and Communications segments constituted 46.0%, 35.2% and 18.8%, respectively, of total segment sales and marketing expenses for the six months ended June 30, 2009, compared to 0%, 55.9% and 44.1%, respectively, for the six months ended June 30, 2008.

        Technology and Development Expenses.    Consolidated technology and development expenses increased by $4.3 million, or 34%, to $16.8 million for the quarter ended June 30, 2009, compared to $12.5 million for the quarter ended June 30, 2008. Consolidated technology and development expenses as a percentage of consolidated revenues decreased to 6.4% for the quarter ended June 30, 2009, compared to 10.2% for the prior-year period. The increase of $4.3 million was primarily related to $3.1 million of technology and development expenses associated with our FTD segment and an increase in these expenses related to our Classmates Media segment, partially offset by a decrease in these expenses in our Communications segment. The decrease as a percentage of revenues was primarily due to the addition of our FTD segment, which has lower technology and development expenses as a percentage of revenues compared to the other segments. Technology and development expenses related to our FTD, Classmates Media and Communications segments constituted 20.9%, 47.0% and 32.2%, respectively, of total segment technology and development expenses for the quarter ended June 30, 2009, compared to 0%, 48.0% and 52.0%, respectively, for the quarter ended June 30, 2008.

        Consolidated technology and development expenses increased by $8.5 million, or 33%, to $33.9 million for the six months ended June 30, 2009, compared to $25.4 million for the six months ended June 30, 2008. Consolidated technology and development expenses as a percentage of consolidated revenues decreased to 6.5% for the six months ended June 30, 2009, compared to 10.4% for the prior-year period. The increase of $8.5 million was primarily related to $6.0 million of technology and development expenses associated with our FTD segment and an increase in these expenses related to our Classmates Media segment, partially offset by a decrease in these expenses in our Communications segment. The decrease as a percentage of revenues was primarily due to the addition of our FTD segment, which has lower technology and development expenses as a percentage of revenues compared to the other segments. Technology and development expenses related to our FTD, Classmates Media and Communications segments constituted 20.2%, 47.8% and 32.0%, respectively, of total segment technology and development expenses for the six months ended June 30, 2009, compared to 0%, 46.9% and 53.1%, respectively, for the six months ended June 30, 2008.

        General and Administrative Expenses.    Consolidated general and administrative expenses increased by $7.3 million, or 32%, to $30.1 million for the quarter ended June 30, 2009, compared to $22.8 million for the quarter ended June 30, 2008. Consolidated general and administrative expenses as a percentage of consolidated revenues decreased to 11.5% for the quarter ended June 30, 2009, compared to 18.6% for the prior-year period. The increase of $7.3 million was primarily related to $11.2 million of general and administrative expenses associated with our FTD segment, partially offset by decreases in general and administrative expenses associated with our Classmates Media and Communications segments. The decrease as a percentage of revenues was primarily due to the addition of our FTD segment, which has lower general and administrative expenses as a percentage of revenues compared to the other segments. General and administrative expenses related to our FTD, Classmates

Media and Communications segments constituted 39.0%, 32.9% and 28.1%, respectively, of total segment general and administrative expenses for the quarter ended June 30, 2009, compared to 0%, 57.2% and 42.8%, respectively, for the quarter ended June 30, 2008.

        Consolidated general and administrative expenses increased by $16.9 million, or 39%, to $60.5 million for the six months ended June 30, 2009, compared to $43.7 million for the six months ended June 30, 2008. Consolidated general and administrative expenses as a percentage of consolidated revenues decreased to 11.5% for the six months ended June 30, 2009, compared to 17.9% for the prior-year period. The increase of $16.9 million was primarily related to $22.3 million of general and administrative expenses associated with our FTD segment, partially offset by decreases in general and administrative expenses associated with our Classmates Media and Communications segments. The decrease as a percentage of revenues was primarily due to the addition of our FTD segment, which has lower general and administrative expenses as a percentage of revenues compared to the other segments. General and administrative expenses related to our FTD, Classmates Media and Communications segments constituted 38.6%, 33.6% and 27.8%, respectively, of total segment general and administrative expenses for the six months ended June 30, 2009, compared to 0%, 53.9% and 46.1%, respectively, for the six months ended June 30, 2008.

        Amortization of Intangible Assets.    Consolidated amortization of intangible assets increased by $6.6 million, or 328%, to $8.6 million for the quarter ended June 30, 2009, compared to $2.0 million for the quarter ended June 30, 2008. Consolidated amortization of intangible assets increased by $12.4 million, or 255%, to $17.2 million for the six months ended June 30, 2009, compared to $4.9 million for the six months ended June 30, 2008. The increases were primarily associated with increased amortization related to intangible assets acquired in connection with our FTD acquisition in August 2008.

        Restructuring Charges.    There were no restructuring charges for the quarter and six months ended June 30, 2009, compared to $0.4 million and $0.6 million for the quarter and six months ended June 30, 2008, respectively. The restructuring charges for the quarter and six months ended June 30, 2008 were primarily associated with the closure of our Orem, Utah facility.

        Interest Income.    Interest income decreased by $1.0 million, or 75%, to $0.3 million for the quarter ended June 30, 2009, compared to $1.4 million for the quarter ended June 30, 2008. Interest income decreased by $2.3 million, or 77%, to $0.7 million for the six months ended June 30, 2009, compared to $3.0 million for the six months ended June 30, 2008. The decrease in interest income was primarily due to the liquidation of our short-term investments portfolio partially to fund the FTD acquisition in the third quarter of 2008 as well as a decline in interest rates as a result of the recent interest rate environment. The decrease in interest income was also due to our decision in the fourth quarter of 2008 to pursue more conservative investment strategies.

        Interest Expense.    Interest expense was $8.8 million and $17.0 million for the quarter and six months ended June 30, 2009, respectively. We had no interest expense for the quarter and six months ended June 30, 2008. The increase in interest expense was a result of the indebtedness incurred in connection with the FTD acquisition, which closed in the third quarter of 2008. Interest expense for the quarter and six months ended June 30, 2009 was primarily related to interest on our credit facilities, including accretion of discounts and amortization of debt issue costs.

        Other Income, Net.    Other income, net was $0.1 million for the quarter and six months ended June 30, 2009. Other income, net was $0.2 million for the quarter and six months ended June 30, 2008.

        Provision for Income Taxes.    For the quarter and six months ended June 30, 2009, we recorded a provision for income taxes of $15.5 million and $28.0, respectively, on pre-tax income of $34.7 million and $64.3 million, respectively, resulting in a year-to-date effective income tax rate of 43.5%. For the quarter and six months ended June 30, 2008, we recorded a provision for income taxes of $9.8 million and $18.8 million, respectively, on pre-tax income of $23.5 million and $45.5 million, respectively, resulting in a year-to-date effective income tax rate of 41.3%. The increase in the effective income tax rate compared to the prior-year period was primarily due to (i) an increase in stock-based compensation that is limited under Section 162(m) of the Internal Revenue Code; (ii) an increase in stock-based compensation related to the qualified employee stock purchase plan that is not currently tax deductible; (iii) lower amounts of tax-free interest income; (iv) a reduction in the utilization of foreign net operating losses; and (v) an increase in foreign tax credit limitations. The increase in the effective income tax rate was partially offset by a benefit for foreign income that is taxed at less than the U.S. statutory rate. The effective income tax rate is subject to fluctuation in future periods due to discrete items and other factors.

Classmates Media Segment Results

        The following table presents the Classmates Media segment's operating results as a percentage of Classmates Media revenues for each period presented:

	Classmates Media
	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	15.3	18.6	15.4	18.3
Sales and marketing	32.3	36.7	33.3	37.2
Technology and development	11.9	9.2	12.2	9.6
General and administrative	16.2	21.6	16.7	20.4

Total operating expenses	75.7	86.1	77.6	85.5

Segment income from operations	24.3%	13.9%	22.4%	14.5%

        Classmates Media Revenues.    Classmates Media revenues increased by $1.1 million, or 2%, to $58.2 million for the quarter ended June 30, 2009, compared to $57.0 million for the quarter ended June 30, 2008. The increase in Classmates Media revenues was primarily due to a $4.6 million increase in services revenues as a result of a 25% increase in our average number of pay accounts from 3.7 million for the quarter ended June 30, 2008 to 4.6 million for the quarter ended June 30, 2009, partially offset by a 9% decrease in ARPU from $3.10 for the quarter ended June 30, 2008 to $2.81 for the quarter ended June 30, 2009. The decrease in ARPU was primarily attributable to a greater percentage of our pay accounts being represented by international social networking pay accounts which have lower-priced subscription plans compared to U.S. social networking pay accounts, and to a lesser extent, to discounted pricing plans offered to certain U.S. social networking pay accounts on a promotional basis. The increase in Classmates Media services revenues was partially offset by a $3.4 million decrease in advertising revenues. The decrease in advertising revenues was due to a decrease in revenues generated by our loyalty marketing service, primarily resulting from the challenging market environment for online advertising. In the June 2009 quarter, we experienced a decline in growth in Classmates Media pay accounts and, due to economic and other factors, we anticipate that, at least in the near term, growth, if any, in Classmates Media pay accounts will remain modest. We also anticipate, at least in the near term, a continuing decrease in ARPU due to the offer of discounted pricing plans and longer-term plans to U.S. social networking pay accounts and the expected continuing increase in the percentage of pay accounts being represented by international social networking pay accounts.

        Classmates Media revenues increased by $7.7 million, or 7%, to $116.6 million for the six months ended June 30, 2009, compared to $108.9 million for the six months ended June 30, 2008. The increase in Classmates Media revenues was primarily due to an $11.6 million increase in services revenues as a result of a 28% increase in our average number of pay accounts from 3.5 million for the six months ended June 30, 2008 to 4.5 million for the six months ended June 30, 2009, partially offset by an 8% decrease in ARPU from $3.11 for the six months ended June 30, 2008 to $2.87 for the six months ended June 30, 2009. The decrease in ARPU was primarily attributable to a greater percentage of pay accounts being represented by international social networking pay accounts which have lower-priced subscription plans compared to U.S. social networking pay accounts, and to a lesser extent, discounted pricing plans offered to certain U.S. social networking pay accounts on a promotional basis. The increase in Classmates Media services revenues was partially offset by a $3.8 million decrease in advertising revenues. The decrease in advertising revenues was due to a decrease in revenues generated by our loyalty marketing services, primarily resulting from the challenging market environment for online advertising.

        Classmates Media Cost of Revenues.    Classmates Media cost of revenues decreased by $1.7 million, or 16%, to $8.9 million for the quarter ended June 30, 2009, compared to $10.6 million for the quarter ended June 30, 2008. Classmates Media cost of revenues as a percentage of Classmates Media revenues decreased to 15.3% for the quarter ended June 30, 2009, compared to 18.6% for the prior-year period. The decrease of $1.7 million was primarily related to a $1.4 million decrease in the cost of points earned by members of our loyalty marketing service as a result of a decrease in online advertising revenues due to the challenging market for online advertising. The decrease in cost of revenues as a percentage of Classmates Media revenues was mainly due to a greater percentage of revenues generated from higher margin social networking services.

        Classmates Media cost of revenues decreased by $2.0 million, or 10%, to $17.9 million for the six months ended June 30, 2009, compared to $19.9 million for the six months ended June 30, 2008. Classmates Media cost of revenues as a percentage of Classmates Media revenues decreased to 15.4% for the six months ended June 30, 2009, compared to 18.3% for the prior-year period. The decrease of $2.0 million was primarily related to a $1.8 million decrease in the cost of points earned by members of our loyalty marketing service as a result of a decrease in online advertising revenues due to the challenging market for online advertising. The decrease in cost of revenues as a percentage of Classmates Media revenues was mainly due to a greater percentage of revenues generated from higher margin social networking services.

        Classmates Media Sales and Marketing Expenses.    Classmates Media sales and marketing expenses decreased by $2.1 million, or 10%, to $18.8 million for the quarter ended June 30, 2009, compared to $20.9 million for the quarter ended June 30, 2008. Classmates Media sales and marketing expenses as a percentage of Classmates Media revenues decreased to 32.3% for the quarter ended June 30, 2009, compared to 36.7% for the prior-year period. The decrease of $2.1 million was primarily the result of a $1.8 million net decrease in marketing costs related to acquiring new social networking and loyalty marketing members and a $0.4 million decrease in personnel- and overhead-related expenses. The decrease as a percentage of Classmates Media revenues was mainly due to a reduction in sales commissions as a result of a decline in revenues from our loyalty marketing service and an increase in revenues from our international social networking operations without a corresponding increase in related sales and marketing costs.

        Classmates Media sales and marketing expenses decreased by $1.7 million, or 4%, to $38.8 million for the six months ended June 30, 2009, compared to $40.5 million for the six months ended June 30, 2008. Classmates Media sales and marketing expenses as a percentage of Classmates Media revenues decreased to 33.3% for the six months ended June 30, 2009, compared to 37.2% for the prior-year period. The decrease of $1.7 million was primarily the result of a $2.2 million net decrease in marketing costs related to acquiring new social networking and loyalty marketing members, partially offset by a $0.5 million increase in personnel- and overhead-related expenses. The decrease as a percentage of Classmates Media revenues was mainly due to a reduction in sales commissions as a result of a decline in revenues from our loyalty marketing services and an increase in revenues from our international social networking operations without a corresponding increase in related sales and marketing costs.

        Classmates Media Technology and Development Expenses.    Classmates Media technology and development expenses increased by $1.7 million, or 32%, to $6.9 million for the quarter ended June 30, 2009, compared to $5.2 million for the quarter ended June 30, 2008. Classmates Media technology and development expenses as a percentage of Classmates Media revenues increased to 11.9% for the quarter ended June 30, 2009, compared to 9.2% for the prior-year period. The increase in expenses was primarily due to a $1.2 million increase in personnel-related expenses resulting from increased headcount to develop new features related to our social networking services and a $0.5 million increase in consulting fees and overhead-related expenses. The increase as a percentage of revenues was largely due to increased personnel-related expenses to develop new features related to our social networking services.

        Classmates Media technology and development expenses increased by $3.8 million, or 36%, to $14.2 million for the six months ended June 30, 2009, compared to $10.5 million for the six months ended June 30, 2008. Classmates Media technology and development expenses as a percentage of Classmates Media revenues increased to 12.2% for the six months ended June 30, 2009, compared to 9.6% for the prior-year period. The increase in expenses was primarily due to a $2.5 million increase in personnel-related expenses resulting from increased headcount to develop new features related to our social networking services and a $1.3 million increase in consulting fees and overhead-related expenses. The increase as a percentage of revenues was largely due to increased personnel-related expenses to develop new features related to our social networking services.

        Classmates Media General and Administrative Expenses.    Classmates Media general and administrative expenses decreased by $2.9 million, or 23%, to $9.4 million for the quarter ended June 30, 2009, compared to $12.3 million for the quarter ended June 30, 2008. Classmates Media general and administrative expenses as a percentage of Classmates Media revenues decreased to 16.2%, compared to 21.6% for the prior-year period. The decrease of $2.9 million was primarily due to the expensing of $3.9 million in deferred transaction costs related to the potential Initial Public Offering ("IPO") of Classmates Media Corporation ("CMC") in the quarter ended June 30, 2008 and, to a lesser extent, a $0.5 million decrease in recruiting and relocation-related expenses. The decrease was partially offset by an increase of $0.8 million in personnel-related expenses and an increase of $0.6 million in overhead-related costs as a result of an increase in headcount to accommodate the growth in this segment. The decrease as a percentage of revenues was due to the expensing of IPO-related costs in 2008.

        Classmates Media general and administrative expenses decreased by $2.8 million, or 12%, to $19.4 million for the six months ended June 30, 2009, compared to $22.2 million for the six months ended June 30, 2008. Classmates Media general and administrative expenses as a percentage of Classmates Media revenues decreased to 16.7%, compared to 20.4% for the prior-year period. The decrease of $2.8 million was primarily due to the expensing of $3.9 million in deferred transaction costs related to the potential IPO of CMC in the quarter ended June 30, 2008 and, to a lesser extent, a $0.6 million decrease in recruiting and relocation-related expenses. The decrease was partially offset by an increase in overhead-related costs of $1.2 million as a result of an increase in headcount to accommodate the growth in this segment and a $0.6 million increase in professional services and consulting fees. The decrease as a percentage of revenues was due to the expensing of IPO-related costs in 2008.

Communications Segment Results

        The following table presents the Communications segment's operating results as a percentage of Communications revenues for each period presented:

	Communications
	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	21.8	21.6	22.2	22.4
Sales and marketing	17.2	22.7	18.5	23.6
Technology and development	8.7	8.7	8.5	8.8
General and administrative	14.9	14.1	14.3	14.0
Restructuring charges	—	0.5	—	0.4

Total operating expenses	62.6	67.6	63.5	69.2

Segment income from operations	37.4%	32.4%	36.5%	30.8%

        Communications Revenues.    Communications revenues decreased by $11.1 million, or 17%, to $54.1 million for the quarter ended June 30, 2009, compared to $65.3 million for the quarter ended June 30, 2008. The decrease in Communications revenues was primarily due to a $10.5 million decrease in services revenues as a result of a 23% decrease in our average number of dial-up Internet access pay accounts from 1.6 million for the quarter ended June 30, 2008 to 1.2 million for the quarter ended June 30, 2009. The decrease in Communications revenues was also due to a $0.6 million decrease in advertising revenues largely as a result of the decrease in pay accounts. We anticipate continued declines in our Communications pay accounts, services revenues and advertising revenues, which will result in continued declines in total Communications revenues.

        Communications revenues decreased by $23.1 million, or 17%, to $112.1 million for the six months ended June 30, 2009, compared to $135.2 million for the six months ended June 30, 2008. The decrease in Communications revenues was primarily due to a $21.8 million decrease in services revenues as a result of a 24% decrease in our average number of dial-up Internet access pay accounts from 1.6 million for the six months ended June 30, 2008 to 1.2 million for the six months ended June 30, 2009. The decrease in Communications revenues was also due to a $1.2 million decrease in advertising revenues largely as a result of the decrease in pay accounts.

        Communications Cost of Revenues.    Communications cost of revenues decreased by $2.3 million, or 16%, to $11.8 million for the quarter ended June 30, 2009, compared to $14.1 million for the quarter ended June 30, 2008. Communications cost of revenues as a percentage of Communications revenues increased slightly to 21.8% for the quarter ended June 30, 2009, compared to 21.6% for the prior-year period. The decrease of $2.3 million was primarily due to a $1.9 million decrease in telecommunications costs associated with our dial-up Internet access services due to a decrease in the number of pay accounts, a decrease in hourly usage per pay account, and lower average hourly telecommunications costs. In addition, Communications cost of revenues decreased as a result of a $0.6 million decrease in customer support- and billing-related costs in the quarter ended June 30, 2009, compared to the prior-year period, as a result of a decrease in the number of dial-up Internet access pay accounts and a decrease in the hourly rate charged by our third-party vendor, and a $0.3 million decrease in costs associated with our Web hosting business primarily as a result of the closure of our Orem, Utah facility in 2008. These decreases were partially offset by a $0.3 million increase in costs associated with our broadband services and a $0.2 million increase in overhead-related costs.

        Communications cost of revenues decreased by $5.4 million, or 18%, to $24.9 million for the six months ended June 30, 2009, compared to $30.3 million for the six months ended June 30, 2008. Communications cost of revenues as a percentage of Communications revenues decreased slightly to 22.2% for the six months ended June 30, 2009, compared to 22.4% for the prior-year period. The decrease of $5.4 million was primarily due to a $4.3 million decrease in telecommunications costs associated with our dial-up Internet access services due to a decrease in the number of pay accounts, a decrease in hourly usage per pay account, and lower average hourly telecommunications costs as a result. In addition, Communications cost of revenues decreased as a result of a $1.3 million decrease in customer support- and billing-related costs in the six months ended June 30, 2009, compared to the prior-year period, as a result of a decrease in the number of dial-up Internet access pay accounts, a $0.5 million decrease in costs associated with our Web hosting business primarily as a result of the closure of our Orem, Utah facility in 2008, and a $0.4 million decrease in costs associated with our VoIP service as a result of our decision to exit this business in the third quarter of 2007. These decreases were partially offset by a $1.0 million increase in costs associated with our broadband services.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $5.5 million, or 37%, to $9.3 million for the quarter ended June 30, 2009, compared to $14.8 million for the quarter ended June 30, 2008. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 17.2% for the quarter ended June 30, 2009, compared to 22.7% for the prior-year period. The decrease of $5.5 million was attributable to a $4.1 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services and, to a lesser extent, a $1.5 million decrease in personnel-and overhead-related expenses as a result of reduced headcount.

        Communications sales and marketing expenses decreased by $11.2 million, or 35%, to $20.7 million for the six months ended June 30, 2009, compared to $31.9 million for the six months ended June 30, 2008. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 18.5% for the six months ended June 30, 2009, compared to 23.6% for the prior-year period. The decrease of $11.2 million was attributable to an $8.2 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services and, to a lesser extent, a $3.1 million decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Communications Technology and Development Expenses.    Communications technology and development expenses decreased by $1.0 million, or 17%, to $4.7 million for the quarter ended June 30, 2009, compared to $5.7 million for the quarter ended June 30, 2008. Communications technology and development expenses as a percentage of Communications revenues remained stable at 8.7% for the quarters ended June 30, 2009 and June 30, 2008. The decrease in expenses was primarily the result of a $1.0 million decrease in personnel-related expenses as a result of reduced headcount.

        Communications technology and development expenses decreased by $2.3 million, or 20%, to $9.5 million for the six months ended June 30, 2009, compared to $11.9 million for the six months ended June 30, 2008. Communications technology and development expenses as a percentage of Communications revenues decreased slightly to 8.5% for the quarter ended June 30, 2009, compared to 8.8% for the prior-year period. The decrease in expenses was primarily the result of a $2.5 million decrease in personnel-related expenses as a result of reduced headcount.

        Communications General and Administrative Expenses.    Communications general and administrative expenses decreased by $1.2 million, or 13%, to $8.1 million for the quarter ended June 30, 2009, compared to $9.2 million for the quarter ended June 30, 2008. Communications general and administrative expenses as a percentage of Communications revenues increased to 14.9% for the quarter ended June 30, 2009, compared to 14.1% for the quarter ended June 30, 2008. The decrease of $1.1 million was due to a $0.6 million decrease in personnel-related costs as a result of reduced headcount and a $0.5 million decrease in professional services and consulting fees. The increase as a percentage of revenues was largely attributable to continued declines in revenues as a result of continuing declines in the number of dial-up Internet access pay accounts.

        Communications general and administrative expenses decreased by $2.9 million, or 15%, to $16.1 million for the six months ended June 30, 2009, compared to $19.0 million for the six months ended June 30, 2008. Communications general and administrative expenses as a percentage of Communications revenues increased slightly to 14.3% for the six months ended June 30, 2009, compared to 14.0% for the six months ended June 30, 2008. The decrease of $2.9 million was primarily due to a $2.6 million decrease in personnel-related costs as a result of reduced headcount. The increase as a percentage of revenues was largely attributable to continued declines in revenues as a result of continuing declines in the number of dial-up Internet access pay accounts.

        Communications Restructuring Charges.    There were no restructuring charges for the quarter and six months ended June 30, 2009, compared to $0.4 million and $0.6 million for the quarter and six months ended June 30, 2008, respectively. The restructuring charges for the quarter and six months ended June 30, 2008 were primarily associated with the closure of our Orem, Utah facility.

FTD Segment Results (Actual Results vs. Pre-Acquisition Results Discussion)

        The unaudited results of operations for FTD for the quarter ended June 30, 2009 and unaudited pre-acquisition results of operations for FTD for the quarter ended June 30, 2008 (the "Pre-Acquisition Second Quarter 2008 Results") as well as the unaudited results of operations for FTD for the six months ended June 30, 2009 and unaudited pre-acquisition results of operations for FTD for the six months ended June 30, 2008 (the "Pre-Acquisition Six Months Ended June 30, 2008 Results") are set forth below. The Pre-Acquisition Second Quarter 2008 Results and the Pre-Acquisition Six Months Ended June 30, 2008 Results were derived from the unaudited results of operations of FTD prior to the acquisition. Consistent with our definition of segment income (loss) from operations, the discussions of FTD segment results exclude depreciation and amortization within segment operating expenses.

        The Pre-Acquisition Second Quarter 2008 Results and the Pre-Acquisition Six Months Ended June 30, 2008 Results set forth below have been included with this Quarterly Report on Form 10-Q for informational purposes only and do not purport to be indicative of the results of future operations of the FTD segment or the results that would have actually been attained had the FTD acquisition taken place at the beginning of 2008. The Pre-Acquisition Second Quarter 2008 Results and the Pre-Acquisition Six Months Ended June 30, 2008 Results should be read in conjunction with the historical consolidated financial statements of FTD Group, Inc. and the related notes to those financial statements. The historical information presented below has been revised to exclude depreciation and amortization and reflects certain reclassifications to conform with the Company's financial statement presentation. Historical public filings of FTD Group, Inc. are available at the SEC's Web site at www.sec.gov.

	Quarter Ended June 30,
	2009	2008 (Pre-Acquisition)	% Change
	(in thousands, except Average Order Value and currency exchange rates)
Revenues	$149,216	$174,904	(14.7)%
Operating expenses:
Cost of revenues	85,172	104,952	(18.9)%
Sales and marketing	25,893	27,799	(6.9)%
Technology and development	3,068	3,449	(11.0)%
General and administrative	11,174	10,588	5.5%

Total operating expenses	125,307	146,788	(14.6)%

Segment income from operations	$23,909	$28,116	(15.0)%

Consumer orders	1,711	1,933	(11.5)%
Average order value	$59.78	$62.67	(4.6)%
Average currency exchange rate: GBP to USD	1.55	1.97	(21.2)%

	Six Months Ended June 30,
	2009	2008 (Pre-Acquisition)	% Change
	(in thousands, except Average Order Value and currency exchange rates)
Revenues	$297,203	$366,891	(19.0)%
Operating expenses:
Cost of revenues	175,023	224,500	(22.0)%
Sales and marketing	50,732	61,107	(17.0)%
Technology and development	6,036	7,019	(14.0)%
General and administrative	22,273	23,644	(5.8)%

Total operating expenses	254,064	316,270	(19.7)%

Segment income from operations	$43,139	$50,621	(14.9)%

Consumer orders	3,402	3,927	(13.4)%
Average order value	$58.75	$64.16	(8.4)%
Average currency exchange rate: GBP to USD	1.48	1.98	(25.3)%

        The following table presents the FTD segment's operating results as a percentage of FTD revenues for each period presented:

	FTD
	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008 (Pre-Acquisition)	2009	2008 (Pre-Acquisition)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	57.1	60.0	58.9	61.2
Sales and marketing	17.4	15.9	17.1	16.7
Technology and development	2.1	2.0	2.0	1.9
General and administrative	7.5	6.0	7.5	6.4

Total operating expenses	84.1	83.9	85.5	86.2

Segment income from operations	15.9%	16.1%	14.5%	13.8%

        FTD Revenues.    FTD revenues decreased by $25.7 million, or 15%, to $149.2 million for the quarter ended June 30, 2009, compared to $174.9 million for the quarter ended June 30, 2008. Excluding the foreign currency exchange rate impact of $7.7 million due to a weaker British Pound versus the U.S. Dollar, revenues decreased by $18.0 million, or 10%, primarily due to reduced consumer order volume and a decrease in sales of products and services to our florist members.

        FTD revenues decreased by $69.7 million, or 19%, to $297.2 million for the six months ended June 30, 2009, compared to $366.9 million for the six months ended June 30, 2008. Excluding the foreign currency exchange rate impact of $24.1 million due to a weaker British Pound versus the U.S. Dollar, revenues decreased by $45.5 million, or 12%, primarily due to reduced consumer order volume and a decrease in sales of products and services to our florist members.

        FTD Cost of Revenues.    FTD cost of revenues decreased by $19.8 million, or 19%, to $85.2 million for the quarter ended June 30, 2009, compared to $105.0 million for the quarter ended June 30, 2008. Excluding the impact of foreign currency exchange rates of $5.1 million, cost of revenues decreased by $14.6 million, or 14%, compared to the prior-year period as a result of the decline in products revenues. FTD cost of revenues as a percentage of revenues decreased to 57.1% for the quarter ended June 30, 2009, compared to 60.0% for the prior-year period. Cost of revenues as a percentage of revenues was positively impacted by a shift in the mix of types of products and services sold as well as by cost reductions, primarily related to shipping fees.

        FTD cost of revenues decreased by $49.5 million, or 22%, to $175.0 million for the six months ended June 30, 2009, compared to $224.5 million for the six months ended June 30, 2008. Excluding the impact of foreign currency exchange rates of $16.7 million, cost of revenues decreased by $32.8 million, or 15%, compared to the prior-year period as a result of the decline in products revenues. FTD cost of revenues as a percentage of revenues decreased to 58.9% for the six months ended June 30, 2009, compared to 61.2% for the prior-year period. Cost of revenues as a percentage of revenues was positively impacted by a shift in the mix of types of products and services sold as well as by cost reductions, primarily related to shipping fees.

        FTD Sales and Marketing Expenses.    FTD sales and marketing expenses decreased by $1.9 million, or 7%, to $25.9 million for the quarter ended June 30, 2009, compared to $27.8 million for the quarter ended June 30, 2008. FTD sales and marketing expenses as a percentage of revenues increased to 17.4% for the quarter ended June 30, 2009, compared to 15.9% for the prior-year period. Excluding the impact of foreign currency exchange rates, sales and marketing expenses decreased by $1.0 million, or 4%. The decrease was due to reduced costs in certain programs, including online marketing, lower florist member incentives and a decrease in personnel-related costs, partially offset by an increase in expenses related to television advertising for the Mother's Day holiday. Sales and marketing expenses as a percentage of revenues increased largely due to expenses related to the television advertising for the Mother's Day holiday, partially offset by reduced online marketing costs.

        FTD sales and marketing expenses decreased by $10.4 million, or 17%, to $50.7 million for the six months ended June 30, 2009, compared to $61.1 million for the six months ended June 30, 2008. FTD sales and marketing expenses as a percentage of revenues increased to 17.1% for the six months ended June 30, 2009, compared to 16.7% for the prior-year period. Excluding the impact of foreign currency exchange rates, sales and marketing expenses decreased by $7.9 million, or 13%. The decrease was due to reduced costs in certain programs, including online marketing and print advertising, lower florist member incentives and a decrease in personnel-related costs, partially offset by an increase in expenses related to television advertising for the Mother's Day holiday. Sales and marketing expenses as a percentage of revenues increased due to expenses related to the television advertising for the Mother's Day holiday, partially offset by reduced online marketing costs.

        FTD Technology and Development Expenses.    FTD technology and development expenses decreased by $0.4 million, or 11%, to $3.1 million for the quarter ended June 30, 2009, compared to $3.4 million for the quarter ended June 30, 2008. FTD technology and development expenses as a percentage of revenues increased slightly to 2.1% for the quarter ended June 30, 2009, compared to 2.0% for the prior-year period. Excluding the impact of foreign currency exchange rates, technology and development costs were comparable to the prior-year period.

        FTD technology and development expenses decreased by $1.0 million, or 14%, to $6.0 million for the six months ended June 30, 2009, compared to $7.0 million for the six months ended June 30, 2008. FTD technology and development expenses as a percentage of revenues increased slightly to 2.0% for the six months ended June 30, 2009, compared to 1.9% for the prior-year period. Excluding the impact of foreign currency exchange rates, technology and development costs decreased by $0.1 million compared to the prior-year period.

        FTD General and Administrative Expenses.    FTD general and administrative expenses increased by $0.6 million, or 6%, to $11.2 million for the quarter ended June 30, 2009, compared to $10.6 million for the quarter ended June 30, 2008. FTD general and administrative expenses as a percentage of revenues increased to 7.5% for the quarter ended June 30, 2009, compared to 6.0% for the prior-year period. Excluding the impact of foreign currency exchange rates, general and administrative expenses increased by $0.9 million, or 8%, compared to the prior-year period. The increase was primarily related to allocated stock-based compensation and corporate costs for the quarter ended June 30, 2009, partially offset by $2.1 million of expenses in the quarter ended June 30, 2008 related to the then-pending acquisition of FTD by the Company.

        FTD general and administrative expenses decreased by $1.4 million, or 6%, to $22.3 million for the six months ended June 30, 2009, compared to $23.6 million for the six months ended June 30, 2008. FTD general and administrative expenses as a percentage of revenues increased to 7.5% for the six months ended June 30, 2009, compared to 6.4% for the prior-year period. Excluding the impact of foreign currency exchange rates, general and administrative expenses decreased by $0.9 million, or 4%, compared to the prior-year period. The decrease was primarily due to $3.0 million of expenses in the prior-year period related to the then-pending acquisition of FTD by the Company; $2.0 million of charges in the prior-year period related to acquisition opportunities that were abandoned in light of the then-pending acquisition of FTD by the Company; $0.6 million of advisory costs in the prior-year period related to the resolution of a sales tax audit; and a decrease in personnel-related costs for the six months ended June 30, 2009. The decrease was largely offset by an increase in allocated stock-based compensation and corporate costs for the six months ended June 30, 2009.

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

        Our total cash and cash equivalent balances increased by $12.9 million, or 12.4%, to $117.4 million at June 30, 2009, compared to $104.5 million at December 31, 2008. Our summary cash flows for the six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$76,054	$65,090
Net cash used for investing activities	$(12,418)	$(67,947)
Net cash used for financing activities	$(52,139)	$(32,718)

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

        Net cash provided by operating activities increased by $11.0 million, or 16.8%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Net cash provided by operating activities is driven by our net income adjusted for non-cash items, including, but not limited to, depreciation and amortization, provision for doubtful accounts receivable, stock-based compensation, impairment of intangible assets and long-lived assets, deferred taxes, tax benefits (shortfalls) from equity awards, and changes in operating assets and liabilities. The six months ended June 30, 2009 includes the results of FTD which we acquired in August 2008. The increase in cash provided by operating activities was primarily due to a $13.9 million increase in non-cash items and a $9.6 million increase in net income, partially offset by a $13.0 million unfavorable change in operating assets and liabilities.

        Net cash used for investing activities decreased by $55.5 million, or 81.7%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease was mainly due to our decision to not purchase any short-term investments in the six months ended June 30, 2009 and, to a lesser extent, a $3.2 million decrease in cash paid for acquisitions, partially offset by a $5.2 million increase in capital expenditures.

        Capital expenditures for the six months ended June 30, 2009 were $12.4 million. We currently anticipate that our total capital expenditures for 2009 will be in the range of $27.0 million to $32.0 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, strategic spending decisions, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $19.4 million, or 59.4%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in net cash used for financing activities was primarily due to payments on the UOL Credit Agreement and the FTD Credit Agreement of $33.5 million and a decrease in proceeds from the exercise of stock options and the employee stock purchase plan of $1.0 million in the six months ended June 30, 2009, compared to the six months ended June 30, 2008. These increases were partially offset by an $11.6 million decrease in the payment of dividends resulting from the decrease in our quarterly cash dividend from $0.20 per share of common stock to $0.10 per share of common stock subsequent to the FTD acquisition and a $3.8 million decrease in repurchases of common stock in connection with shares withheld upon the vesting of restricted stock awards and restricted stock units and upon issuance of stock awards to pay applicable employee withholding taxes.

        The payment of dividends negatively impacts our cash flows from financing activities. In January and April 2009, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock, which were paid on February 27, 2009 and May 29, 2009, respectively, and totaled $8.8 million and $9.1 million, respectively. In July 2009, United Online, Inc.'s Board declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is August 14, 2009 and the dividend will be paid on August 31, 2009. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors. In accordance with the terms of the FTD Credit Agreement, cash flows at FTD will, in general, not be available to United Online, Inc. or segments other than the FTD segment. In addition, the UOL Credit Agreement imposes certain limitations on our ability to pay dividends or use cash flows from operations generated by our Communications and Classmates Media segments for the benefit of our FTD segment.

        Future cash flows from financing activities may also be affected by repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From August 2001 through June 30, 2009, we had repurchased a total of $139.2 million of our common stock under the program. We have not repurchased any shares of our common stock under the program since February 2005 and, at June 30, 2009, the remaining amount available under the program was $60.8 million. The UOL Credit Agreement restricts our ability to repurchase shares of our common stock under the program.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units, restricted stock awards and stock awards we award to employees. We currently do not collect the applicable employee withholding taxes upon vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards from employees. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the program. Similar to repurchases of common stock under the program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the six months ended June 30, 2009 and 2008 were $3.4 million and $7.1 million, respectively, for which we withheld 618,000 shares and 627,000 shares of common stock, respectively, that were underlying the restricted stock units and restricted stock awards which vested and stock awards that were issued. The amount we pay in future quarters will vary based on our stock price and the number of restricted stock units and restricted stock awards vesting and stock awards being issued during the quarter.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, both contractual payments and optional prepayments on the outstanding balances under the UOL Credit Agreement and FTD Credit Agreement; dividend payments, if declared by United Online, Inc.'s Board of Directors; the development and acquisition of other services, businesses or technologies; the repurchase of our common stock underlying restricted stock units and stock awards to pay the employee withholding taxes due on vested restricted stock units and stock awards issued; the repurchase of our common stock under the program; and future capital expenditures.

        Under the terms of the UOL Credit Agreement and the FTD Credit Agreement, there are significant limitations on our ability to use cash flows generated by our Communications and Classmates Media segments for the benefit of the FTD segment and, conversely, there are significant limitations on our ability to use cash flows from operations generated by the FTD segment for the benefit of United Online, Inc. or the Communications and Classmates Media segments. Our credit facilities include provisions which may require us to make debt prepayments in the event that we generate excess cash flow, as defined in the UOL Credit Agreement and the FTD Credit Agreement, on a quarterly or annual basis, respectively. The assessments of future excess cash flow for UOL, excluding FTD, and for FTD on a standalone basis require us to forecast our respective cash flows from operations less certain cash outflows, including, but not limited to, those related to capital expenditures and income taxes. Based on our current projections, under the provisions of our credit facilities, we reasonably expect to make excess cash flow debt prepayments of $16.0 million in the next twelve months. Accordingly, this amount has been classified as a current liability on our consolidated balance sheet at June 30, 2009. The determination of excess cash flow requires us to make significant estimates regarding our cash flows from operations, capital expenditures, income taxes, and other items. Actual results could differ from our current projections and we could be required to pay materially different amounts under the excess cash flow provisions of our credit facilities. The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to fulfill our debt service obligations, at least in the next twelve months.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, developing new or enhancing existing services or products; repurchasing our common stock; acquiring other services, businesses or technologies; or funding significant capital expenditures, and have a material adverse effect on our business, financial condition, results of operations, and cash flows as well as impair our ability to pay future dividends. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of common stock owned by the common stockholders could be reduced. Furthermore, such equity or debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock. In addition, the recent extreme volatility and disruption in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

Contractual Obligations

        Contractual obligations at June 30, 2009 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Operating leases(1)	$56,743	$14,776	$18,795	$13,715	$9,457
Services and promotional contracts	6,270	5,171	1,099	—	—
Telecommunications purchases	1,625	1,262	363	—	—
Media purchases	3,483	3,483	—	—	—
Floral-related purchase obligations	2,128	2,012	116	—	—
Debt, including interest	534,424	48,187	97,309	111,742	277,186
Member redemption liability, long-term	4,941	—	4,941	—	—
Other long-term liabilities	2,862	281	1,753	261	567

Total	$612,476	$75,172	$124,376	$125,718	$287,210

(1)
The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $1.0 million. We remain secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. We do not believe that material payments will be required as a result of our secondary responsibilities.

        Commitments under standby letters of credit at June 30, 2009 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Standby letters of credit	$2,654	$2,113	$299	$242	$—

        Standby letters of credit are maintained by FTD to secure credit card processing activity. Additionally, standby letters of credit are maintained pursuant to certain of our lease arrangements and remain in effect at declining levels through the terms of the related leases.

Other Commitments

        In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain directors' and officers' insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain of our officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Off-Balance Sheet Arrangements

        At June 30, 2009, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies—In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This guidance amends and clarifies Statement of Financial Accounting Standards ("SFAS") No. 141(R), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of this FSP on us will depend on, among other factors, the nature, terms and size of any acquisition that we consummate.

        The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—In July 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The objective of this Statement is to replace SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement applies to financial statements of non-governmental entities that are presented in conformity with GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have an impact on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash, cash equivalents, and outstanding balances of the UOL Credit Agreement and the FTD Credit Agreement. The term loan under the UOL Credit Agreement bears interest at either LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 2.00% per annum. The interest rate set forth in the FTD Credit Agreement for loans made under the revolving credit facility and term loan A facility is either LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 2.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The interest rate set forth in the FTD Credit Agreement for loans made under the term loan B facility is either LIBOR plus 4.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 3.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The FTD Credit Agreement also requires that FTD maintain one or more interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, or other similar arrangements to manage risks associated with interest rate fluctuations and exposures on its credit facilities with Wells Fargo Bank, National Association. Accordingly, in November 2008, FTD Group, Inc. entered into a three-year interest rate cap instrument based on LIBOR and a $150 million notional amount of our FTD Credit Agreement. At inception and at December 31, 2008, the interest rate cap instrument was designated as a cash flow hedge against expected future cash flows attributable to future LIBOR interest payments on the outstanding borrowings under the FTD Credit Agreement. However, in January 2009, as economic and capital market conditions continued to deteriorate, we determined that prime rate-based borrowings were more attractive than LIBOR-based borrowings. Therefore, in January 2009, the cash flow hedge was de-designated and cash flow hedge accounting was discontinued prospectively. As a result, subsequent fluctuations in the market value of the interest rate cap are recorded in earnings. If interest rates were to increase 100 basis points on a sustained parallel basis, the result would be an annual increase in our interest expense related to our debt of approximately $3.9 million.

        Prior to 2009, we had interest rate risk related to our short-term investments portfolio. As a result, we were exposed to the impact of interest rate changes and changes in the market values of our investments. While we do not currently maintain any short-term investments, we still maintain deposits which are classified as cash equivalents. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates.

        In the past, we typically have maintained a short-term investments portfolio consisting, at times, of U.S. commercial paper, U.S. corporate notes, U.S. Government or U.S. Government agencies obligations, and municipal securities, including, prior to 2008, auction rate securities. We have not used derivative financial instruments in our short-term investments portfolio. Our principal objective in managing our short-term investments is the preservation of principal and liquidity, while optimizing yield without significantly increasing risk. The minimum long-term credit rating is A, and if a long-term credit rating is not available, we require a minimum short-term credit rating of A1 and P1. Furthermore, by policy, we limit the amount of credit exposure to any one issuer. Our short-term investments, at times in both fixed-rate and variable-rate interest-earning instruments, carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while variable-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, any future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal by selling securities which have declined in market value due to changes in interest rates.

Foreign Currency Risk

        We transact business in foreign currencies and may be exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP"), the Euro ("EUR"), the Indian Rupee ("INR"), and the Canadian Dollar ("CAD"), which may result in gains or losses reported in our earnings. The volatilities in GBP, INR, EUR, and CAD (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates - translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar reported revenues and expenses depending on the trend in currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and expenses. A hypothetical 10% adverse change in overall foreign currency exchange rates over an entire year would result in a reduction of reported annual revenues of approximately $16.8 million and a reduction of reported annual income before income taxes of approximately $2.0 million. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions in our foreign operations denominated in currencies other than the local functional currency are included in other income, net in the consolidated statements of operations.

        In the second quarter of 2009, we entered into foreign currency forward contracts to partially offset the economic effect of fluctuations in the U.S. Dollar against the British Pound. These derivatives are intended to minimize the foreign currency exchange rate impact of intercompany dividend payments in British Pounds. Changes in the fair value of these derivatives are recognized in earnings in the period of change. We may in the future also use other hedging programs, including derivative financial instruments commonly utilized, if it is determined that such hedging activities are appropriate to reduce risk.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. On October 13, 2004, the district court certified a class in six of the other nearly identical actions (the "focus cases"). The United States Court of Appeals for the Second Circuit subsequently vacated the district court's decision granting class certification. On October 10, 2008, the district court granted plaintiffs' motion to withdraw without prejudice their Motion for Class Certification in the six focus cases. The parties in the approximately 300 coordinated class actions, including NetZero, the underwriter defendants in the NetZero class action, and the plaintiff class in the NetZero action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make a settlement payment on behalf of the issuers, including NetZero. The district court preliminarily approved the settlement and scheduled a final approval hearing for September 10, 2009.

        Lawsuits involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of our outstanding legal proceedings, claims and litigation will have a material adverse effect on our business, financial condition, results of operations, or cash flows, the results of legal proceedings, claims and litigation are inherently uncertain and we cannot assure you that we will not be materially and adversely impacted by the results of such proceedings. We are subject to various legal proceedings, claims and litigation that arise in the ordinary course of business. Based on information at this time, we believe the amount, and ultimate liability, if any, with respect to these actions will not materially affect our business, financial condition, results of operations, or cash flows. We cannot assure you, however, that such actions will not materially and adversely affect our business, financial condition, results of operations, or cash flows.

ITEM 1A.    RISK FACTORS

        The risk factors set forth below are substantially the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2008, with the exception of (i) under "Risks Relating to our Business Generally," the addition of a risk factor regarding taxes and certain updates to the risk factor regarding advertising revenues and (ii) under "Additional Risks Relating to Our Communications Segment," certain updates to the risk factor regarding dependence on availability of telecommunications services and compatibility with third-party systems and products.

 RISKS RELATING TO OUR BUSINESS GENERALLY

Current economic conditions may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        Economic conditions in the United States and the European Union have been deteriorating, may continue to deteriorate and may remain depressed for the foreseeable future. Our products and services are discretionary and dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to, among other factors, the general economic climate, the consumers' level of disposable income, consumer debt, and overall consumer confidence. The current economic conditions have adversely impacted certain aspects of our businesses in a number of ways including reduced demand, more aggressive pricing for similar products and services by our competitors, decreased spending by advertisers, increased credit risks, increased credit card failures, a loss of customers, and discounted prices for certain of our products and services, and it is likely that these and other factors will continue to adversely impact our businesses, at least in the near term. The current economic conditions may adversely impact our key vendors. The deteriorating economic conditions and decreased consumer spending are likely to result, and in certain cases, have resulted, in a variety of negative effects such as a reduction in revenues, increased costs, lower gross margin and operating margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, and recognition of impairments of assets, including goodwill and other intangible and long-lived assets. Any of the above factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our business is subject to fluctuations.

        Our results of operations and changes in our key business metrics from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. Each of the risk factors discussed in this Item 1A and the other factors described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC may affect us from period to period and may affect our long-term performance. As a result, you should not rely on period-to-period comparisons as an indication of our future performance. In addition, these factors and the continuing decline in economic conditions create difficulties with respect to our ability to forecast our financial performance and business metrics accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and business metrics. We cannot assure you that we will achieve the expectations of, or projections made by, our management or the financial analysts. In the event we do not achieve such expectations or projections, our financial results and the price of our common stock could be adversely affected.

Changes in exchange rates could adversely affect our operating results.

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, including the British Pound, the Euro, the Indian Rupee, and the Canadian Dollar. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar reported revenues and expenses depending on the trend in currency. Certain of our key business metrics, such as the FTD segment's average order value, are similarly affected by such currency fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the British Pound, has had, and in future periods could have, an adverse effect on our revenues and operating income. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could negatively impact such results.

We may be unable to maintain or grow our advertising revenues. Reduced advertising revenues may reduce our profits.

        Advertising revenues are a key component of our revenues and profitability. Our advertising revenues have in the past declined, and may in the future decline, when compared to prior periods. Factors that have caused, or may cause in the future, our advertising revenues to fluctuate include, without limitation, changes in the online advertising market, changes in the economy, advertisers' budgeting and buying patterns, the effect of key advertising relationships, competition, changes in the number of consumers purchasing our products and services, changes in our business models, changes in our advertising inventory, and changes in usage of our services. Decreases in our advertising revenues are likely to adversely impact our profitability.

        All of our revenues from our loyalty marketing service are derived from advertising and we have experienced, and may continue to experience, significant declines in revenues from this service, primarily as a result of changes in the economy and the online advertising market. We expect our advertising revenues in our Communications segment to continue to decline as a result of the decrease in our dial-up Internet access pay accounts. In addition, our Communications segment derives significant advertising revenues from search, and any changes to our search agreement could have a material adverse effect on our Communications segment's advertising revenues. Our Classmates Media and FTD segments derive significant advertising revenues from post-transaction sales. Post-transaction sales involve the online presentation of a third-party offer following the point where a consumer has purchased our subscription services or floral products. The post-transaction sales practices of certain providers of these third-party services, including the third-parties with which our Classmates Media and FTD businesses have contractual relationships, have been the subject of consumer class action lawsuits as well as governmental inquiries or investigations, including an ongoing U.S. Congressional committee review. Changes to industry business practices, our business practices or the terms of our agreements for post-transaction sales, or a decrease in the number of consumers purchasing our products and services, could cause our advertising revenues from post-transaction sales to decline. Any or all of the above factors could cause our advertising revenues and profits to decline in the future.

Our marketing efforts may not be successful, which could increase our costs and adversely impact our key metrics and financial results.

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

        The systems underlying the operations of each of our business segments are complex and diverse, and must efficiently integrate with third-party systems, such as credit card processors. Key systems include, without limitation, billing; Web site and database management; order transmission, fulfillment and processing including the system for transmitting orders through florist members; customer support; telecommunications network management; advertisement serving and management systems; and

internal financial systems. Some of these systems, such as customer support and FTD's Web site, are outsourced to third-parties, and other systems, such as FTD's order transmission and fulfillment system, are not redundant. We have experienced systems problems in the past, and we or these third-parties may experience problems in the future. In addition, if these third-parties face financial or other difficulties, our business could be adversely impacted. Any significant errors, failures, interruptions, delays, or other problems with our systems or our third-party vendors or their systems could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        Our trade names, trademarks, service marks, patents, copyrights, domain names, and trade secrets are important to the success of our businesses. In particular, we view our primary trademarks as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, and contract laws to protect our proprietary rights, all of which provide only limited protection. We also license some of our intellectual property rights, including the Mercury Man logo, to third-parties. The steps we and such third-parties have taken to protect our proprietary rights may not be adequate, and other third-parties may infringe or misappropriate our proprietary rights. The protection of our proprietary rights may require the expenditure of significant financial and internal resources. We cannot assure you that we have taken adequate steps to prevent misappropriation of our proprietary rights. Our failure to adequately protect our proprietary rights could adversely affect our brands and could harm our business.

We may be unsuccessful at acquiring additional businesses, services or technologies. Even if we complete an acquisition (such as our recent acquisition of FTD), it may not improve our results of operations and may also adversely impact our business, financial condition and cash flows.

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

  •
  potentially dilutive issuance of equity, large write-offs either at the time of the acquisition or in the future, the incurrence of restructuring charges, the incurrence of debt, the amortization of identifiable intangible assets, and the impairment of amounts capitalized as goodwill, intangible assets and other long-lived assets; and

  •
  lack of, or inadequate, controls, policies and procedures appropriate for a public company, and the time, cost and difficulties related to the implementation of such controls, policies and procedures or the remediation of any deficiencies.

        Any of these risks could harm our business, financial condition, results of operations, and cash flows.

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

Legal actions could subject us to substantial liability, require us to change our business practices, and adversely affect our business, financial condition, results of operations, and cash flows.

        We are currently, and have been in the past, party to various legal actions. These actions may include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third-party patents, claims involving unfair competition, claims in connection with employment practices, securities laws claims, breach of contract claims, and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims including, without limitation, claims for defamation, negligence, trademark and copyright infringement, and privacy and security matters. Various governmental agencies have in the past, and may in the future, assert claims, institute legal actions, inquiries or investigations, or impose obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancellation, refund, or disclosure practices. Defending against lawsuits, inquiries and investigations involves significant expense and diversion of management's attention and resources from other matters. We may not prevail in existing or future claims. The failure to successfully defend against certain types of claims, including claims relating to our business practices or alleging infringement of proprietary rights, could result in our incurring significant liabilities related to judgments or settlements or require us to change our business practices. Infringement claims may also result in our being required to obtain licenses from third-parties, which licenses may not be available on acceptable terms, if at all. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

  •
  the credit agreements impose operating and financial covenants and restrictions on us, including limitations on our ability to use FTD cash flow for the benefit of our subsidiaries other than FTD, and on our ability to use the cash flow of our subsidiaries other than FTD for the benefit of FTD, and compliance with such covenants and restrictions may adversely affect our ability to adequately finance our operations or capital needs in the future, to pursue attractive business opportunities that may arise in the future, to redeem or repurchase capital stock, to pay dividends, to sell assets, and to make capital expenditures;

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

  •
  we will experience increased vulnerability to, and limited flexibility in planning for, changes to our businesses and adverse economic and industry conditions;

  •
  we could be placed at a competitive disadvantage relative to other companies with less indebtedness;

  •
  our ability to apply excess cash flow or proceeds from certain types of securities offerings, asset sales and other transactions to purposes other than the repayment of debt could be limited;

  •
  the interest rates under the credit agreements will fluctuate and, accordingly, interest expense may increase; and

  •
  if we make voluntary prepayments on our debt, we will have to accelerate the related discount accretion and debt issuance cost amortization, which would impact interest expense, and certain prepayments may be subject to penalties.

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

        We have capitalized goodwill and identifiable intangible assets in connection with our acquisitions. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill or any such assets might be permanently impaired. If our acquisitions are not commercially successful, we would likely be required to record impairment charges which would negatively impact our financial condition and results of operations. We have experienced impairment charges in the past, and in the fourth quarter of 2008, we recorded material impairment charges related to our FTD segment's goodwill and indefinite-lived intangible assets. Given the current economic environment and the uncertainties regarding the impact on our businesses, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill and indefinite-lived intangible assets impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or growth rates of certain reporting units or other factors are not achieved, we may be required to record additional impairment charges in future periods. In addition, from time to time, we record tangible or intangible assets on our balance sheet that, due to changes in value or in our strategy, may have to be expensed in future periods. Write-downs or impairments of assets, whether tangible or intangible, could adversely and materially impact our financial condition and results of operations.

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

Foreign, state and local governments may attempt to impose additional income taxes, sales and use taxes, value-added taxes or other taxes on our business activities and Internet-based transactions, including our past sales, which could decrease our ability to compete with traditional retailers, reduce our sales, or have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        We are subject to income and various other taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. In addition, our effective income tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher (or determined to be higher by a particular taxing jurisdiction) than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by, among other factors, changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income and other taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions, and our historical recognition of other tax matters. The results of an audit or litigation could have a material effect on our business, financial condition, results of operations, and cash flows in the period or periods for which that determination is made.

        In connection with our Internet-based transactions, a number of states have been considering or adopting legislation or instituting policy initiatives, including those that would facilitate a finding of nexus to exist between Internet companies with the states, aimed at expanding the reach of sales and use taxes or imposing state income or other taxes on various innovative theories, including agency attribution from independent third-party service providers. Such legislation or initiatives could result in the imposition of additional sales and use taxes, or the payment of state income or other taxes, on certain transactions conducted over the Internet. If such legislation is enacted, or such initiatives are instituted, and upheld by the courts, the legislation or initiatives could subject us to substantially increased tax liabilities for past and current sales or state income taxes, require us to collect additional sales and use taxes, cause our future sales to decrease, otherwise negatively impact our businesses, and thus have a material adverse affect on us.

Changes in laws and regulations and new laws and regulations may adversely affect our business, financial condition, results of operations, and cash flows.

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

        The FTC and certain state agencies have investigated Internet companies, including us, in connection with consumer protection and privacy matters. Federal, state and foreign governments have also enacted consumer protection laws, including laws protecting the privacy of consumers' nonpublic personal information. Our failure to comply with existing laws, including those of foreign countries in which we operate, the adoption of new laws or regulations or changes in enforcement policies and procedures could increase the costs of operating our business. To the extent that our services and business practices change as a result of changes in regulations or claims or actions by governmental agencies, such as the FTC, or claims or actions by private parties, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

We face risks relating to operating and doing business internationally that could adversely affect our businesses and results of operations.

        Our businesses operate in a number of countries outside the U.S. Conducting international operations involves risks and uncertainties, including:

  •
  adverse fluctuations in currency exchange rates;

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

  •
  longer accounts receivable collection cycles;

  •
  difficulties in managing and staffing international operations;

  •
  the burdens of complying with a wide variety of foreign laws, regulations and legal and regulatory standards;

  •
  political, social and economic instability abroad, terrorist attacks and security concerns in general; and

  •
  reduced or varied protection for intellectual property rights.

        The occurrence of any one of these risks could negatively affect our international operations, our key business metrics, and our financial results.

Our businesses could be shut down or severely impacted by a catastrophic event.

        Our businesses could be materially and adversely affected by a catastrophic event. A disaster such as a fire, earthquake, flood, power loss, terrorism, or other similar event, affecting any of our facilities, data centers or computer systems could result in a significant and extended disruption of our operations and services. Any prolonged disruption of our services due to these or other events would severely impact our businesses. We do not carry flood insurance for one of our facilities, and the property, business interruption and other insurance we do carry may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions in our services.

We cannot predict our future capital needs and we may not be able to secure additional financing which could adversely impact us.

        We may need to raise additional funds in the future to fund our operations, for acquisitions of businesses, services or technologies or for other purposes. Additional financing may not be available in a timely manner, on terms favorable to us, or at all. We incurred substantial indebtedness, in connection with the acquisition of FTD. The terms of such indebtedness in addition to the degree to which we are leveraged, will adversely affect our ability to obtain additional financing. In addition, the current extreme volatility of, and disruption in, the securities and credit markets may restrict our ability to raise any such additional funds. If adequate funds are not available or not available when required and in sufficient amounts or on acceptable terms, our businesses and future prospects may suffer.

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

        The market price of our common stock has fluctuated significantly and it may continue to be volatile with extreme trading volume fluctuations. In addition, The Nasdaq Global Select Market, where most publicly-held Internet companies are traded, has experienced substantial price and trading volume fluctuations. The broad market and industry factors that influence or affect such fluctuations may harm the market price of our common stock, regardless of our actual operating performance. As a result of these or other reasons, we have experienced and may continue to experience significant volatility in the market price of our common stock.

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

        The consumer market for flowers and specialty gifts is highly competitive, and consumers can purchase the products we offer from numerous sources, including traditional retail florists, supermarkets, specialty gift retailers and nationwide floral marketers, such as those that use Web sites, toll-free telephone numbers and catalogs. The floral network services market is highly competitive as well, and retail florists may choose from a few floral service providers that offer similar products and services. In the U.S., our key competitors in the consumer market include 1-800-FLOWERS.COM, Inc. and Proflowers.com, and our key competitors in the floral services market include Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM. International key competitors include Marks & Spencer, NEXT, John Lewis, Teleflorist, and Flowers Direct.

        We believe competition in the consumer market will likely intensify. Supermarkets and nationwide floral marketers have been gaining market share over retail florists as consumers continue to shift more of their floral purchases to these channels. We expect the sales volumes at supermarkets and other mass market retailers to continue to increase, and that nationwide floral marketers will continue to increase their competition with us. In particular, the nature of the Internet as a marketplace facilitates competitive entry and comparative shopping, and we have experienced increased competition based on price. Some of our competitors may have significant competitive advantages over us, may devote significantly greater resources to marketing campaigns or other aspects of their business or may respond more quickly and effectively than we can to new or changing opportunities or customer requirements.

        We expect competition in the floral network services market to continue to increase as well. We believe we will continue to experience increasing competition from the other floral network services providers. In addition, we expect our customers, the retail florists, likely will continue to lose sales to supermarkets and nationwide floral marketers, which likely will result in a continuing decrease in their revenues and in the number of retail florists. As the number of retail florists and their revenues decrease, competition for the remaining retail florists and their business will intensify.

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

We are dependent on third-parties who fulfill orders and deliver goods and services to our customers and their failure to provide our customers with high quality products and customer service may harm our brands and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        We believe that our success in promoting and enhancing our brands depends on our ability to provide our customers high-quality products and a high level of customer service. Our business depends, in part, on the ability of our network of independent florist members and third-party suppliers who fulfill our orders to do so at high-quality levels. We work with our florist members and third-party suppliers to develop best practices for quality assurance; however, we generally do not directly control or continuously monitor any florist member or third-party supplier. The failure of our network of florist members or third-party suppliers to fulfill orders to our customers' satisfaction, at an acceptable quality level and within the required timeframe, could adversely impact our brands and cause us to lose customers, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        Many factors, such as weather conditions, agricultural limitations and restrictions relating to the management of pests and disease, affect the supply of flowers and the price of our floral products. If the supply of flowers available for sale is limited, the wholesale prices of flowers could rise, which would cause us to increase our prices or reduce our profits. An increase in our prices could result in a decline in customer demand for our floral products, which would decrease our revenues.

        Alternatively, we may not be able to obtain high-quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternative sources may be of lesser quality or more expensive than those currently offered by us. A large portion of our supply of flowers is sourced from countries such as Colombia, Ecuador and Holland.

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

  •
  foreign government regulations, laws and political unrest;

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

        In accordance with current industry practice by domestic floral and specialty gift order gatherers and our interpretation of applicable law, our FTD consumer business collects and remits sales and use taxes on orders that are delivered in states where it has a physical presence or other form of jurisdictional nexus, which is a limited number of states. If states successfully challenge this practice and impose sales and use taxes on orders delivered in states where we do not have physical presence or another form of jurisdictional nexus, we could incur substantial tax liabilities for past sales and lose future sales as a result of the increased tax cost that would be borne by the customer. Also, states may seek to reclassify the status of Internet order gatherers, such as our FTD consumer business, as persons that are deemed to fulfill the underlying order, in which case, a state may seek to impose taxes on the receipts generated by our FTD consumer business for orders fulfilled and delivered by florists outside such state. In addition, future changes in the operation of our online and telephonic sales channels could result in the imposition of additional sales and use tax or other tax obligations.

        Additionally, in accordance with current industry practice by international floral and specialty gift direct marketers and our interpretation of applicable law, we collect and remit value-added taxes on certain consumer orders placed through Interflora. Future changes in the operation of our Interflora business could result in the imposition of additional tax obligations. Moreover, if a foreign taxing authority challenges our current practice or implements new legislative initiatives, additional taxes on consumer sales could be due by us. The imposition of additional tax liabilities for past or future sales could decrease our ability to compete with traditional retailers and reduce our sales, which could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

ADDITIONAL RISKS RELATING TO OUR CLASSMATES MEDIA SEGMENT

We expect to face increasing competition that could result in a loss of members, reduced revenues and decreased profitability.

        Our social networking services compete with a wide variety of social networking Web sites, including broad social networking Web sites such as Facebook and MySpace; a number of specialty Web sites, including LinkedIn and MyLife.com (formerly known as Reunion.com), that offer online social networking services based on school or work communities; and schools, employers and associations that maintain their own Internet-based alumni information services. We also compete with a wide variety of Web sites that provide users with alternative networks and ways of locating and interacting with acquaintances from various affiliations, including Web portals such as Yahoo!, MSN and AOL, online services designed to locate individuals such as White Pages and US Search, and Internet search engines that have the ability to locate individuals, including by finding individuals through their profiles on social networking Web sites. We believe that there are currently only a small number of competitive online social networking services that are focused specifically on our niche of the market, which is to help people find and reconnect with enduring relationships from school. As a result of the growth of the social networking market and minimal barriers to entry, a number of companies have entered or are attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. In addition, many existing social networking services are broadening their service offerings to compete with our services. As we evolve our services and provide more opportunities for our members to meet new people with similar interests or affiliations, we may compete with the increasing number of social networking Web sites for special niches and areas of interest. The increasing competition could result in a loss of members, reduced revenues and decreased profitability.

        The market for loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as loyalty marketing programs grow in popularity. Our MyPoints loyalty marketing service faces competition for members from several other online loyalty marketing programs. We also face competition from offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies.

        Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales, and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do, offer a wider variety of services, have more compelling Web sites with more extensive user-generated content or offer their services free to their users. If our competitors are more successful than we are in attracting members, our ability to maintain a large and growing member base will be adversely affected. If our social networking competitors provide similar services for free, we may not be able to continue to charge for any of our social networking services. Competition could have a material adverse effect on our subscription revenues from social networking services, as well as on advertising revenues from our social networking and loyalty marketing services. More intense competition could also require us to increase our marketing expenditures. As a result of competition, our number of members, revenues and profitability could be adversely affected.

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

        A number of our social networking pay account subscriptions each month are not renewed or are canceled, which, for the Classmates Media segment, we refer to as "churn." The level of churn we experience fluctuates from quarter to quarter due to a variety of factors, including our mix of subscription terms, which affects the timing of subscription expirations. We must continually add new social networking pay accounts both to replace pay accounts who churn and to grow our business beyond our current pay account base. We expect that our churn rate will continue to fluctuate from period to period. A significant majority of our pay accounts are on plans that automatically renew at the end of their subscription period and we have received complaints with respect to our renewal policies and practices. Any change in our renewal policies or practices could have a material impact on our churn rate. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could reduce our revenues and adversely affect our financial results.

Failure to increase or maintain the number of members for our social networking and loyalty marketing services or the activity level of these members could cause our business and financial results to suffer.

        The success of our social networking and loyalty marketing services depends upon our ability to increase or maintain our base of free members and the level of activity of those members. A decline in the number of registered or active free social networking members, or a decline in the activity of those members, could result in decreased pay accounts, decreased content on our Web sites and decreased advertising revenues. A decline in the number of registered or active loyalty marketing service members could result in decreased advertising revenues. The failure to increase or maintain our base of free members, or the failure to convince our free members to actively participate in our Web sites or services, could have a material adverse effect on our business and our financial results.

Our social networking and loyalty marketing businesses rely heavily on email campaigns, and any disruptions or restrictions on the sending of emails or increase in the associated costs could adversely affect our business and results of operations.

        Our emails generate the majority of the traffic on our social networking Web sites and are the most important driver of member activity for our loyalty marketing service. A significant number of our social networking and loyalty marketing service members elect to opt-out of receiving certain types of emails. Without the ability to email these members, we have very limited means of inducing members to return to our Web sites and utilize our services. An increase in the number of members who opt-out of receiving our emails could adversely affect our business and results of operations.

        Each month, a significant number of email addresses for our social networking and loyalty marketing service members become invalid. This disrupts our ability to email these members and prevents social networking members from being able to contact these members, which is a key reason why members use our social networking services. From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our members. Third-parties may also block, impose restrictions on, or start to charge for, the delivery of emails through their email systems. Due to the importance of email to our businesses, any disruption or restriction on the distribution of emails or increase in the associated costs could materially and adversely affect our revenues and profitability.

ADDITIONAL RISKS RELATING TO OUR COMMUNICATIONS SEGMENT

Our business will suffer if we are unable to compete successfully.

        We compete with numerous other dial-up Internet access providers as well as providers of broadband services. Our key dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. Many broadband providers, including cable companies and local exchange carriers, bundle their offerings with telephone, entertainment or other services, which may result in lower prices than standalone services. In addition to competition from broadband providers, competition among dial-up Internet access service providers is intense and neither our pricing nor our features provides us with a significant competitive advantage, if any, over certain of our dial-up Internet access competitors. We expect that competition, particularly with respect to price, both for broadband as well as dial-up Internet access services, will continue, and that our dial-up Internet access subscriber base will continue to decrease, potentially at an increasing rate, and that our broadband services will not experience significant growth.

        In order to compete effectively, we may have to make significant revisions to our services, pricing and marketing strategies, and business model. For example, we may have to lower our introductory rates, offer additional free periods of service, offer additional features at little or no additional cost to the consumer, or reduce the standard pricing of our services. Measures such as these could decrease our revenues and our average revenue per dial-up Internet access pay account. We may also have to allocate more marketing resources toward our dial-up Internet access services than we anticipate. All of the foregoing could adversely affect the profitability of our dial-up Internet access services which could materially and adversely impact our business, financial condition, results of operations, and cash flows.

Revenues and profitability of our Communications segment are expected to decrease.

        Most of our Communications revenues and profits come from our dial-up Internet access services. As a result of expected continued decreases in our dial-up Internet access pay accounts and, potentially, the average monthly revenue per pay account, we expect that our Communications services revenues, advertising revenues, and the profitability of this segment will continue to decline over time. The number of dial-up Internet access pay accounts has been adversely impacted by both a decrease in the number of new pay accounts signing up for our services as well as the impact of subscribers cancelling their accounts, which, for the Communications segment, we refer to as "churn." Churn has increased from time to time and may increase in the future. The rate of decline in Communications services revenues has accelerated in some periods and may continue to accelerate. We also expect that our Communications advertising revenues will continue to decline. Continued declines, particularly if such declines accelerate, in Communications revenues will materially and adversely impact the profitability of this segment.

Our Internet access business is dependent on the availability of telecommunications services and compatibility with third-party systems and products.

        Our Internet access business substantially depends on the availability, capacity, affordability, reliability, and security of our telecommunications networks. Only a limited number of telecommunications providers offer the network and data services we currently require, and we purchase most of our telecommunications services from a few providers. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, some telecommunications providers may cease to offer network services for certain less populated areas, which would reduce the number of providers from which we may purchase services and may entirely eliminate our ability to purchase services for certain areas. If we are unable to maintain, renew or obtain new agreements with telecommunications providers, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

        Our dial-up Internet access services also rely on their compatibility with other third-party systems, products and features, including operating systems. Incompatibility with third-party systems and products could adversely affect our ability to deliver our services or a user's ability to access our services and could also adversely impact the distribution channels for our services. Our services are dependent on dial-up modems and an increasing number of computer manufacturers, including certain manufacturers with whom we have distribution relationships, do not pre-load their new computers with dial-up modems, requiring the user to separately acquire a modem to access our services. There can be no assurance that, as the dial-up access market declines and new technologies emerge, we will be able to continue to effectively distribute and deliver our services.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable

(c)       Repurchases

        Our Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From time to time, our Board of Directors has increased the amount authorized for repurchase under this program and has extended the program. In April 2004, our Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the program, bringing the total amount authorized under the program to $200 million. In January 2009, our Board of Directors again further extended the program through December 31, 2009. From August 2001 through June 30, 2009, we had repurchased $139.2 million of our common stock under the program. We have not repurchased any shares of our common stock under the program since February 2005 and, at June 30, 2009, the remaining amount available under the program was $60.8 million.

        Shares withheld upon the vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards to pay applicable employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the program. Upon vesting of restricted stock units and restricted stock awards or issuance of stock awards, we currently do not collect the applicable employee withholding taxes from employees. Instead, we automatically withhold, from the restricted stock units and restricted stock awards that vest and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. We then pay the applicable withholding taxes in cash.

        Common stock repurchases through June 30, 2009 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
2001 - 2006	11,147	$12.72	10,932	$60,782
February 15, 2007	194	$13.72	—	$60,782
May 15, 2007	71	$15.89	—	$60,782
August 15, 2007	69	$12.82	—	$60,782
November 15, 2007	56	$16.66	—	$60,782
January 27, 2008	142	$10.71	—	$60,782
February 15, 2008	404	$11.49	—	$60,782
May 15, 2008	81	$11.81	—	$60,782
August 15, 2008	104	$11.79	—	$60,782
November 15, 2008	72	$6.62	—	$60,782
November 18, 2008	3	$6.37	—	$60,782
January 2, 2009	1	$6.02	—	$60,782
February 13, 2009	1	$5.19	—	$60,782
February 15, 2009	501	$5.19	—	$60,782
May 15, 2009	115	$6.62	—	$60,782

Total	12,961	$12.32	10,932

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of our stockholders was held on June 15, 2009. Two nominees to the Board of Directors, James T. Armstrong and Dennis Holt, were elected to serve for terms expiring at the third annual meeting following their election or until their successors are duly elected and qualified. The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was also ratified at the meeting.

        The results of voting for the election of Mr. Armstrong were as follows: 73,296,735 votes for and 3,525,120 votes withheld. The results of voting for the election of Mr. Holt were as follows: 27,306,579 votes for and 49,515,276 votes withheld. The remaining members of the Board of Directors who continued in office after the meeting are Mark R. Goldston, Robert Berglass, Kenneth L. Coleman, Howard G. Phanstiel, and Carol A. Scott. The terms of Messrs. Berglass and Coleman will expire at our next annual stockholders' meeting and the terms of Messrs. Goldston and Phanstiel and Ms. Scott will expire at the next annual stockholders' meeting thereafter.

        The results of voting for the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm were as follows: 74,186,073 votes for, 2,576,221 votes against and 59,560 abstentions.

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

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	United Online, Inc. 2009 Management Bonus Plan		10-Q	000-33367	5/8/2009
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/7/2009
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/7/2009
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/7/2009
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/7/2009

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009	UNITED ONLINE, INC. (Registrant)
	By:	/s/ SCOTT H. RAY Scott H. Ray Executive Vice President and Chief Financial Officer
	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Senior Vice President, Finance, Treasurer and Chief Accounting Officer

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	United Online, Inc. 2009 Management Bonus Plan		10-Q	000-33367	5/8/2009
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/7/2009
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/7/2009
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/7/2009
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/7/2009