Form 10-Q
period 2009-09-30
UNITED ONLINE INC
filed 2009-11-06
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

        There were 84,589,164 shares of the Registrant's common stock outstanding at October 30, 2009.

UNITED ONLINE, INC.
INDEX TO FORM 10-Q
For the Quarter Ended September 30, 2009

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$121,424	$104,514
Accounts receivable, net of allowance for doubtful accounts of $7,469 and $4,327 at September 30, 2009 and December 31, 2008, respectively	52,288	58,901
Deferred tax assets, net	14,867	16,170
Other current assets	23,755	30,970

Total current assets	212,334	210,555
Property and equipment, net	60,501	61,822
Goodwill	462,562	459,348
Intangible assets, net	300,344	320,236
Other assets	17,985	21,566

Total assets	$1,053,726	$1,073,527

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$55,230	$83,372
Accrued liabilities	39,011	43,148
Member redemption liability	19,955	20,745
Deferred revenue	76,629	78,498
Long-term debt	34,248	22,219

Total current liabilities	225,073	247,982
Member redemption liability	4,935	5,231
Deferred revenue	4,233	4,763
Long-term debt, net of discounts	339,763	391,258
Deferred tax liabilities, net	48,139	60,834
Other liabilities	19,541	19,342

Total liabilities	641,684	729,410

Commitments and contingencies
Stockholders' equity:
Common stock	8	8
Additional paid-in capital	517,231	520,187
Accumulated other comprehensive loss	(28,613)	(47,019)
Accumulated deficit	(76,584)	(129,059)

Total stockholders' equity	412,042	344,117

Total liabilities and stockholders' equity	$1,053,726	$1,073,527

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Services	$138,337	$133,999	$434,919	$378,083
Products	77,869	35,158	305,723	35,158

Total revenues	216,206	169,157	740,642	413,241
Operating expenses:
Cost of revenues—services (including stock-based compensation, see Note 10)	26,274	28,539	83,879	83,208
Cost of revenues—products (including stock-based compensation, see Note 10)	58,288	26,305	223,466	26,305
Sales and marketing (including stock-based compensation, see Note 10)	46,146	42,376	155,584	114,966
Technology and development (including stock-based compensation, see Note 10)	15,700	14,983	49,637	40,406
General and administrative (including stock-based compensation, see Note 10)	28,111	23,096	88,632	66,754
Amortization of intangible assets	9,013	4,966	26,252	9,824
Restructuring charges	—	93	—	656

Total operating expenses	183,532	140,358	627,450	342,119

Operating income	32,674	28,799	113,192	71,122
Interest income	498	1,053	1,184	4,037
Interest expense	(7,542)	(3,751)	(24,547)	(3,751)
Other income, net	567	492	698	718

Income before income taxes	26,197	26,593	90,527	72,126
Provision for income taxes	10,042	10,427	38,052	29,220

Net income	$16,155	$16,166	$52,475	$42,906

Income allocated to participating securities	(1,222)	(982)	(3,491)	(2,710)

Net income applicable to common stockholders	$14,933	$15,184	$48,984	$40,196

Basic net income per common share	$0.18	$0.20	$0.59	$0.57

Shares used to calculate basic net income per common share	84,028	74,108	83,372	70,382

Diluted net income per common share	$0.18	$0.20	$0.58	$0.56

Shares used to calculate diluted net income per common share	84,688	74,865	83,807	71,156

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$16,155	$16,166	$52,475	$42,906
Change in unrealized gain on short-term investments, net of tax of $(10) and $34 for the quarter and nine months ended September 30, 2008, respectively	—	(366)	—	(293)
Foreign currency translation	(4,804)	(704)	18,406	(907)

Comprehensive income	$11,351	$15,096	$70,881	$41,706

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2009	82,107	$8	$520,187	$(47,019)	$(129,059)	$344,117
Exercises of stock options	118	—	535	—	—	535
Issuance of common stock through employee stock purchase plan	553	—	2,490	—	—	2,490
Vesting of restricted stock units	1,457	—	—	—	—	—
Repurchases of common stock	—	—	(5,217)	—	—	(5,217)
Dividends paid on shares outstanding and restricted stock units	—	—	(27,118)	—	—	(27,118)
Dividends payable on restricted stock units	—	—	(146)	—	—	(146)
Stock-based compensation	—	—	29,204	—	—	29,204
Foreign currency translation	—	—	—	18,406	—	18,406
Tax shortfalls from equity awards	—	—	(2,704)	—	—	(2,704)
Net income	—	—	—	—	52,475	52,475

Balance at September 30, 2009	84,235	$8	$517,231	$(28,613)	$(76,584)	$412,042

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$52,475	$42,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,061	25,497
Stock-based compensation	29,204	28,106
Accretion of discounts and amortization of debt issue costs	3,883	447
Provision for doubtful accounts receivable	4,687	988
Deferred taxes, net	(4,407)	3,924
Tax benefits (shortfalls) from equity awards	(2,704)	386
Excess tax benefits from equity awards	(94)	(339)
Other	318	(17)
Changes in operating assets and liabilities:
Accounts receivable	2,211	4,066
Other assets	10,312	5,073
Accounts payable and accrued liabilities	(33,933)	(20,411)
Member redemption liability	(1,086)	1,787
Deferred revenue	(1,254)	9,916
Other liabilities	(398)	(1,748)

Net cash provided by operating activities	104,275	100,581

Cash flows from investing activities:
Purchases of property and equipment	(17,190)	(11,483)
Purchases of short-term investments	—	(120,378)
Proceeds from maturities of short-term investments	—	82,765
Proceeds from sales of short-term investments	—	106,364
Cash paid for acquisitions, net of cash acquired	—	(307,160)
Proceeds from sales of assets, net	14	45

Net cash used for investing activities	(17,176)	(249,847)

Cash flows from financing activities:
Proceeds from term loans and revolver	—	421,041
Payments on term loans and revolver	(42,930)	(302,280)
Payments on capital leases	—	(13)
Payments for debt issue costs	—	(249)
Proceeds from exercises of stock options	535	1,661
Proceeds from employee stock purchase plan	2,490	2,576
Repurchases of common stock	(5,217)	(8,381)
Payments for dividends	(27,118)	(44,326)
Excess tax benefits from equity awards	94	339

Net cash provided by (used for) financing activities	(72,146)	70,368

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,957	(939)
Change in cash and cash equivalents	16,910	(79,837)
Cash and cash equivalents, beginning of period	104,514	149,507

Cash and cash equivalents, end of period	$121,424	$69,670

Supplemental disclosure of non-cash investing and financing activities:
Dividends payable on restricted stock units	$146	$140
Issuance of common stock in connection with the acquisition of FTD Group, Inc.	$—	$126,151

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

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements for the quarters and nine months ended September 30, 2009 and 2008 include United Online, Inc. and its subsidiaries. The unaudited condensed consolidated balance sheet information at December 31, 2008 is derived from the Company's audited consolidated financial statements, filed on February 27, 2009 with the Securities and Exchange Commission ("SEC") in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The Company's unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

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

        The most significant areas of the unaudited condensed consolidated financial statements that require management judgment include the Company's revenue recognition, allocation of purchase price in business combinations, goodwill and indefinite-lived intangible assets, definite-lived intangible assets and other long-lived assets, member redemption liability, income taxes, and legal contingencies.

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

        Subsequent events—The Company has evaluated subsequent events through November 6, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC.

Accounting Policies

        Earnings Per Share—The Company computes earnings per share in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Certain of the Company's restricted stock units are considered participating securities because they contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. The Company is required to retrospectively adjust earnings per share data to conform to the provisions in this standard. Accordingly, effective January 1, 2009, the Company computed earnings per common share using the two-class method for all periods presented. See Note 11 for additional disclosures.

Recent Accounting Pronouncements

        Fair Value Measurements and Disclosures-Measuring Liabilities at Fair Value—In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value. This update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities, and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the recommended techniques. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this update became effective on October 1, 2009, and will not materially affect the Company's consolidated financial statements.

        Revenue Recognition—Multiple Deliverable Revenue Arrangements—In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements. This update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

beginning January 1, 2011. Early adoption is permitted. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

        Software—Certain Revenue Arrangements That Include Software Elements—In October 2009, the FASB issued ASU No. 2009-14, Software—Certain Revenue Arrangements That Include Software Elements. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality will no longer be within the scope of the software revenue guidance in ASC 985-605, Software—Revenue Recognition. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

2. ACQUISITION

        The results of FTD's operations have been included in the Company's consolidated financial statements since August 26, 2008, the acquisition closing date. The following unaudited pro forma information assumes the FTD acquisition occurred on January 1, 2008 (in thousands, except per share amounts):

	Quarter Ended September 30, 2008	Nine Months Ended September 30, 2008
Revenues	$242,303	$853,279
Net income (loss)	$(1,589)	$33,527
Net income (loss) applicable to common stockholders	$(2,472)	$30,817
Basic net income (loss) per common share	$(0.03)	$0.38
Diluted net income (loss) per common share	$(0.03)	$0.38

3. SEGMENT INFORMATION

        Revenues and segment income from operations by segment were as follows (in thousands):

	Quarter Ended September 30, 2009
	FTD	Classmates Media	Communications	Total
Services	$28,535	$38,283	$42,050	$108,868
Products	77,869	—	—	77,869
Advertising	1,122	20,399	8,629	30,150

Total revenues	$107,526	$58,682	$50,679	$216,887

Segment income from operations	$15,253	$16,998	$15,613	$47,864

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

	Quarter Ended September 30, 2008
	FTD	Classmates Media	Communications	Total
Services	$13,122	$36,386	$53,208	$102,716
Products	35,158	—	—	35,158
Advertising	—	22,360	8,923	31,283

Total revenues	$48,280	$58,746	$62,131	$169,157

Segment income from operations	$8,184	$12,158	$18,771	$39,113

	Nine Months Ended September 30, 2009
	FTD	Classmates Media	Communications	Total
Services	$93,690	$115,222	$135,757	$344,669
Products	305,723	—	—	305,723
Advertising	5,316	60,088	27,047	92,451

Total revenues	$404,729	$175,310	$162,804	$742,843

Segment income from operations	$58,392	$43,276	$56,585	$158,253

	Nine Months Ended September 30, 2008
	FTD	Classmates Media	Communications	Total
Services	$13,122	$101,761	$168,763	$283,646
Products	35,158	—	—	35,158
Advertising	—	65,882	28,555	94,437

Total revenues	$48,280	$167,643	$197,318	$413,241

Segment income from operations	$8,184	$28,048	$60,387	$96,619

        A reconciliation of segment revenues to consolidated revenues is as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment revenues:
FTD	$107,526	$48,280	$404,729	$48,280
Classmates Media	58,682	58,746	175,310	167,643
Communications	50,679	62,131	162,804	197,318
Intersegment eliminations	(681)	—	(2,201)	—

Consolidated revenues	$216,206	$169,157	$740,642	$413,241

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses is as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment operating expenses:
FTD	$92,273	$40,096	$346,337	$40,096
Classmates Media	41,684	46,588	132,034	139,595
Communications	35,066	43,360	106,219	136,931

Total segment operating expenses	169,023	130,044	584,590	316,622
Depreciation	6,177	5,348	18,809	15,673
Amortization of intangible assets	9,013	4,966	26,252	9,824
Intersegment eliminations	(681)	—	(2,201)	—

Consolidated operating expenses	$183,532	$140,358	$627,450	$342,119

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income, is as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment income from operations:
FTD	$15,253	$8,184	$58,392	$8,184
Classmates Media	16,998	12,158	43,276	28,048
Communications	15,613	18,771	56,585	60,387

Total segment income from operations	47,864	39,113	158,253	96,619
Depreciation	(6,177)	(5,348)	(18,809)	(15,673)
Amortization of intangible assets	(9,013)	(4,966)	(26,252)	(9,824)

Consolidated operating income	$32,674	$28,799	$113,192	$71,122

        International revenues are generated from the Company's operations in Europe. International revenues totaled $39.2 million and $123.8 million for the quarter and nine months ended September 30, 2009, respectively. International revenues totaled $18.5 million and $26.3 million for the quarter and nine months ended September 30, 2008, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	September 30, 2009	December 31, 2008
United States	$69,832	$76,434
Europe	8,654	6,952

Total long-lived assets	$78,486	$83,386

        The Company manages its working capital on a consolidated basis. In addition, segment assets are not reported to, or used by, the chief operating decision maker to allocate resources to or assess performance of the segments and, therefore, pursuant to ASC 280, Segment Reporting, total segment assets have not been disclosed.

4. BALANCE SHEET COMPONENTS

Other Current Assets

        Other current assets consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Prepaid expenses	$14,801	$15,751
Income taxes receivable	—	1,810
Gift cards related to member redemption liability	3,042	4,332
Floral-related inventories, net	2,979	5,603
Other	2,933	3,474

Total	$23,755	$30,970

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Computer software and equipment	$154,017	$140,619
Land and buildings	17,474	17,070
Furniture and fixtures	16,317	15,511

	187,808	173,200
Less: accumulated depreciation and amortization	(127,307)	(111,378)

Total	$60,501	$61,822

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BALANCE SHEET COMPONENTS (Continued)

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Employee compensation and related expenses	$22,135	$23,683
Income taxes payable	4,065	1,690
Non-income taxes payable	4,373	4,930
Customer deposits	3,937	4,269
Other	4,501	8,576

Total	$39,011	$43,148

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in goodwill by reportable segment for the nine months ended September 30, 2009 were as follows (in thousands):

	FTD	Classmates Media	Communications	Total
Balance at January 1, 2009	$327,133	$124,726	$7,489	$459,348
Foreign currency translation	12,739	10	—	12,749
Acquisition adjustments(a)	(9,535)	—	—	(9,535)

Balance at September 30, 2009	$330,337	$124,736	$7,489	$462,562

(a)
Represents adjustments to purchase accounting within one year of the acquisition date. The purchase price allocation for FTD is considered final.

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	September 30, 2009
	Cost or Fair Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,836	$(88,168)	$12,668
Customer contracts and relationships	112,353	(26,828)	85,525
Trademarks and trade names	183,495	(14,239)	169,256
Advertising contracts and related relationships	7,229	(7,229)	—
Software and technology	46,655	(14,179)	32,476
Patents, domain names and other	4,607	(4,188)	419

Total	$455,175	$(154,831)	$300,344

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

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

        The Company's acquired trademarks and trade names related to the FTD acquisition are indefinite-lived and, accordingly, there is no associated amortization expense or accumulated amortization. At September 30, 2009 and December 31, 2008, the FTD trademarks and trade names, after foreign currency translation adjustments, totaled $157.7 million and $153.5 million, respectively.

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

        The changes in the Company's debt balances, net of discounts, for the nine months ended September 30, 2009 were as follows (in thousands):

	Balance at January 1, 2009	Repayments of Debt	Accretion of Discounts	Balance at September 30, 2009
UOL Credit Agreement	$54,859	$(21,242)	$669	$34,286
FTD Credit Agreement, term loan A	71,812	(5,676)	548	66,684
FTD Credit Agreement, term loan B	286,806	(16,012)	2,247	273,041
FTD Credit Agreement, revolving credit facility	—	—	—	—

Total	$413,477	$(42,930)	$3,464	$374,011

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. CREDIT AGREEMENTS (Continued)

        Future minimum principal payments based upon United Online, Inc.'s and FTD Group Inc.'s scheduled mandatory debt payments per the credit agreements, excluding required prepayments based on excess cash flow, were as follows at September 30, 2009 (in thousands):

			Year Ending December 31,
	Total Gross Debt	Remaining 2009
			2010	2011	2012	2013	2014
UOL Credit Agreement	$35,008	$3,750	$15,000	$15,000	$1,258	$—	$—
FTD Credit Agreement, term loan A	68,386	—	4,684	7,494	7,963	48,245	—
FTD Credit Agreement, term loan B	283,239	—	2,156	2,876	2,876	2,876	272,455

Total	$386,633	$3,750	$21,840	$25,370	$12,097	$51,121	$272,455

        At September 30, 2009, the borrowing capacity under the FTD revolving credit facility, which was reduced by $1.4 million in outstanding letters of credit, was $48.6 million.

        Subject to certain exceptions, United Online, Inc. is required to make quarterly prepayments under the UOL Credit Agreement based on excess cash flow as defined in the UOL Credit Agreement (commencing in the second quarter of 2009). Subject to certain exceptions, FTD Group, Inc. is required to make annual prepayments of a portion of the term loans under the FTD Credit Agreement based on excess cash flow as defined in the FTD Credit Agreement (commencing in the second quarter of 2010). Based on the Company's current projections, under the provisions of the credit facilities, the Company reasonably expects to make excess cash flow debt prepayments of approximately $15.0 million in the next twelve months. Accordingly, this amount has been classified as a current liability on the condensed consolidated balance sheet at September 30, 2009. In October 2009, FTD Group, Inc. made a voluntary prepayment of $10.0 million on its term loans.

7. DERIVATIVE INSTRUMENTS

Interest Rate Cap

        FTD Group, Inc. is required by the FTD Credit Agreement to maintain one or more interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, or other similar instruments to manage risks associated with interest rate fluctuations and exposures on its credit facilities with Wells Fargo Bank, National Association. Accordingly, in November 2008, FTD Group, Inc. entered into a three-year interest rate cap agreement to manage risks associated with interest rate fluctuations on a $150 million notional amount of the FTD Credit Agreement. This instrument was initially accounted for as a cash flow hedge. In January 2009, FTD Group, Inc. changed the interest rate basis of the hedged item from LIBOR-based to prime rate-based and, as a result, the cash flow hedge was de-designated and accordingly does not currently qualify for hedge accounting treatment. The amount of deferred loss on the interest rate cap reclassified from accumulated other comprehensive loss in the statement of stockholders' equity to interest expense since de-designation of the hedge in the first quarter of 2009 has been immaterial.

        FTD Group, Inc. intends to maintain the interest rate cap in order to comply with the FTD Credit Agreement and does not presently expect to enter into any other interest rate hedging arrangements. The interest rate cap does not contain any credit risk-related contingent features as defined by ASC 815, Derivatives and Hedging.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENTS (Continued)

Foreign Exchange Contracts

        In June 2009, the Company entered into two foreign currency forward contracts between the U.S. Dollar and the British Pound, one of which expired in September and the other of which will expire in December 2009. While these contracts are not designated as hedging instruments for accounting purposes, the Company entered into these derivative contracts to partially offset the economic effect of fluctuations in the currency exchange rate between the U.S. Dollar and the British Pound. These derivatives are intended to minimize the impact of foreign currency exchange rates on intercompany dividend payments in British Pounds. The Company presently anticipates that it may continue to enter into foreign currency forward or other similar contracts to manage foreign currency exchange rate risks. These foreign currency forward contracts do not contain any credit risk-related contingent features as defined by ASC 815.

        At September 30, 2009, foreign currency forward contracts with a notional value of $3.6 million were outstanding.

Summary Information

        The following table presents the fair value of derivatives in the condensed consolidated balance sheet at September 30, 2009 (in thousands):

Derivative Instruments	Balance Sheet Location	Fair Value
Interest rate cap	Other assets	$156
Foreign currency forward contracts	Other current assets	$64

        Changes in the fair value of the derivatives are recognized in earnings in the period of change. The following table presents the effect of these changes on the condensed consolidated statements of operations for the quarter and nine months ended September 30, 2009 (in thousands):

		Amount of Gain (Loss)
Derivative Instruments	Location of Gain (Loss)	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest rate cap	Interest expense	$28	$106
Foreign currency forward contracts	Other income, net	$131	$83

        For additional information regarding the Company's overall risk management strategies, see Part I, Item 3—"Quantitative and Qualitative Disclosures About Market Risk" of this Quarterly Report on Form 10-Q.

8. FAIR VALUE MEASUREMENTS

        The provisions of ASC 820, Fair Value Measurements and Disclosures, related to nonfinancial assets and liabilities became effective for the Company on January 1, 2009 and did not have a material impact on the Company's condensed consolidated financial statements.

        ASC 820 establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE MEASUREMENTS (Continued)

indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets at September 30, 2009 that are required to be measured at fair value on a recurring basis (in thousands):

Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value
Cash equivalents	$88,274	$80,477	$7,797
Derivative assets	220	—	220

Total	$88,494	$80,477	$8,017

        The Company estimated the fair value of its long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit ratings. The Company estimated its credit ratings as A/A– for the long-term debt associated with the UOL Credit Agreement, resulting in a discount rate of 4% and BBB/BB+ for the long-term debt associated with the FTD Credit Agreement, resulting in a discount rate of 6%. The table below summarizes the fair value estimates for long-term debt at September 30, 2009, as defined by ASC 825, Disclosures about Fair Value of Financial Instruments, (in thousands):

	Carrying Amount	Estimated Fair Value
Long-term debt, net of discounts, including current portion	$374,011	$411,888

9. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From August 2001 through September 30, 2009, the Company had repurchased $139.2 million of its common stock under the program. The Company has not repurchased any shares of its common stock under the program since February 2005 and, at September 30, 2009, the remaining amount available under the program was $60.8 million.

        Shares withheld upon the vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards to pay applicable employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the program. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units and restricted stock awards that vest and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the nine months ended September 30, 2009 and 2008 were $5.2 million and $8.4 million, respectively, for which the Company withheld 867,000 and 734,000 shares of common stock, respectively, that were

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

underlying the restricted stock units and restricted stock awards which vested and stock awards that were issued.

Dividends

        Dividends are paid on shares of common stock and, in general, unvested restricted stock units outstanding as of the record date.

        In January, April and July 2009, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 27, 2009, May 29, 2009 and August 31, 2009 and totaled $8.8 million, $9.1 million and $9.2 million, respectively. In October 2009, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is November 13, 2009 and the dividend is payable on November 30, 2009.

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

10. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following captions within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating expenses:
Cost of revenues—services	$201	$381	$728	$775
Cost of revenues—products	20	—	20	—
Sales and marketing	1,421	2,135	4,120	5,528
Technology and development	1,202	2,664	3,713	5,263
General and administrative	6,748	4,775	20,623	16,540

Total stock-based compensation	$9,592	$9,955	$29,204	$28,106

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

        Effective February 15, 2009, the Compensation Committee approved grants of 0.5 million shares of common stock with a grant-date fair value equal to $5.3 million to the Company's executive officers in connection with awards earned under the 2008 Management Bonus Plan.

Stock Option Exchange Program for Three Executive Officers

        In March 2009, the Compensation Committee implemented a stock option exchange program pursuant to which three executive officers were given the opportunity to exchange certain "out-of-the-money," or "underwater," stock options previously granted to them under the Company's 2001 Stock Incentive Plan, for an award of restricted stock units pursuant to which the executive officers will be entitled to receive one share of common stock of United Online, Inc. for each restricted stock unit that is granted under the award on the date that each such unit vests in accordance with its terms and the designated vesting schedule.

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income per common share for the quarters and nine months ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$16,155	$16,166	$52,475	$42,906
Income allocated to participating securities	(1,222)	(982)	(3,491)	(2,710)

Net income applicable to common stockholders	$14,933	$15,184	$48,984	$40,196

Denominator:
Weighted-average common shares	84,028	74,108	83,372	70,415
Less: weighted-average common shares subject to repurchase rights	—	—	—	(33)

Shares used to calculate basic net income per common share	84,028	74,108	83,372	70,382

Add: Dilutive effect of non-participating securities	660	757	435	774

Shares used to calculate diluted net income per common share	84,688	74,865	83,807	71,156

Basic net income per common share	$0.18	$0.20	$0.59	$0.57

Diluted net income per common share	$0.18	$0.20	$0.58	$0.56

        Basic net income per common share reported prior to the adoption of ASC 260-10-45, Earnings Per Share-Other Presentation Matters, for the quarter and nine months ended September 30, 2008 was $0.22 and $0.61, respectively. Diluted net income per common share reported prior to the adoption of ASC 260-10-45 for the quarter and nine months ended September 30, 2008 was $0.21 and $0.60, respectively.

        The diluted net income per common share computations exclude restricted stock units and stock options which are antidilutive. Weighted average antidilutive shares for the quarter and nine months ended September 30, 2009 were 3.4 million and 6.0 million, respectively. Weighted average antidilutive shares for the quarter and nine months ended September 30, 2008 were 5.4 million and 5.4 million, respectively.

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

        Consumer Businesses.    FTD is an Internet and telephone marketer of flowers, plants and specialty gift items to consumers. FTD operates in the U.S. and Canada, primarily through the www.ftd.com Web site and 1-800-SEND-FTD toll-free telephone number, and in the U.K. and the Republic of Ireland through the www.interflora.co.uk Web site and a toll-free telephone number. While floral arrangements and plants are FTD's primary offerings, FTD also markets and sells other specialty gift items, including gourmet food, holiday gifts, bath and beauty products, jewelry, wine and gift baskets, dried flowers, chocolates, and stuffed animals.

        Florist Businesses.    FTD provides a comprehensive suite of products and services that promote revenue growth and enhance the operating efficiencies of its florist members, including services that enable its members to receive, send and deliver floral orders. FTD provides these services to its network of independent florist members, which include traditional retail florists as well as other retailers offering floral and related products and services, that are located primarily in the U.S., Canada, the U.K., and the Republic of Ireland. The large network of our FTD and Interflora florist members provides an order fulfillment vehicle for FTD's consumer businesses and allows FTD to offer same day delivery capability, subject to certain limitations, to nearly 100% of U.S., Canadian, U.K., and Irish populations.

Classmates Media

        Our Classmates Media services include online social networking under the Classmates brand and online loyalty marketing under the MyPoints brand. Our Classmates Media services also include international social networking under the StayFriends and Trombi brands.

        Online Social Networking.    Our social networking Web sites enable users to locate and interact with acquaintances from their past, with school affiliations as the primary focus. Led by our flagship Classmates Web site, www.classmates.com, that serves the U.S. and Canada, our social networking properties comprise a large and diverse population of users with over 60 million registered accounts at September 30, 2009.

        Our social networking members can choose between free membership and a paid subscription offering additional features. Free accounts constitute the vast majority of our social networking accounts. Revenues from our social networking services are derived from subscription fees and advertising fees.

        Online Loyalty Marketing.    MyPoints connects advertisers with our members by allowing members to earn rewards points for engaging in online activities. MyPoints is a free service and users need only provide their name, zip code, gender, date of birth, and an email address to register. Members register to receive direct email marketing and other online loyalty promotions, and earn points for responding to email offers, taking market research surveys, shopping online, and engaging in other online activities. Rewards points are redeemable primarily in the form of third-party gift cards from over 70 merchants, including, but not limited to, retailers, theaters, restaurants, airlines, and hotels.

Communications

        Our principal Communications pay services are dial-up and broadband Internet access services primarily under the NetZero and Juno brands. We also offer Internet security services, Web hosting services and email. Most of our Communications revenues are derived from dial-up Internet access accounts.

        Internet Access Services.    Our Internet access services consist of dial-up and, to a much lesser extent, broadband services.

        Our dial-up Internet access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up Internet access services include Internet access and an email account, although we also offer an enhanced email service as a stand-alone pay service. Our accelerated dial-up Internet access service can significantly reduce the time for certain Web pages to download when compared to our basic dial-up Internet access services and is also bundled with additional benefits including pop-up blocking, antivirus software and enhanced email storage. Our dial-up Internet access services are available in cities across the U.S. and Canada.

        Our broadband Internet access services consist of digital subscriber line services that we purchase from third-parties and resell under our own brands. This service is primarily used as a means to retain users who are leaving our dial-up Internet access service and we have conducted very limited marketing of our broadband Internet access service to the general public.

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures are:

FTD Segment's Metrics

        Consumer Orders.    We monitor the number of consumer orders for floral and gift products during a given period. Consumer orders are orders delivered during the period that originated in the U.S. and Canada, primarily from the www.ftd.com Web site and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily from the www.interflora.co.uk Web site and a toll-free telephone number. Orders originating with a florist or other retail location for delivery to consumers are not included. The number of consumer orders received may fluctuate significantly from period to period due to seasonality resulting from the timing of key holidays; general economic conditions; fluctuations in marketing expenditures on initiatives designed to attract new and retain existing customers; changes in pricing for our floral, plant and specialty gift products or competitive offerings; and changing consumer preferences, among other factors.

        Average Order Value.    We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average U.S. Dollar amount received for consumer orders delivered during a period. This average U.S. Dollar amount is determined after translating the British Pound amounts received for orders delivered in the U.K. and the Republic of Ireland into U.S. Dollars. Average order value includes merchandise revenue and shipping and service fees paid by the consumer, less certain discounts and certain refunds. Average order values may fluctuate from period to period based on the average foreign currency exchange rate between the U.S. Dollar and the British Pound; product mix; changes in merchandise pricing; shipping and service fees; levels of certain refunds issued; and discounts, among other factors.

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

        ARPU.    We monitor ARPU, which is calculated by dividing Classmates Media or Communications services revenues for a period (after translation into U.S. Dollars) by the average number of pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and end of a period. ARPU may fluctuate from period to period as a result of a variety of factors, including, but not limited to, changes in the mix of pay services and the related pricing plans; the use of promotional or retention pricing to attract new, or retain existing, paying subscribers; increases or decreases in the price of our services; the timing of pay accounts being added or removed during a period; and the average foreign currency exchange rate between the U.S. Dollar and the Euro and between the U.S. Dollar and the Swedish Krona.

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

        Active Accounts.    We monitor the number of active accounts among our membership base. Classmates Media segment active accounts are defined as the sum of all social networking pay accounts as of the date presented; the monthly average for the period of all free social networking accounts who have visited our domestic or international social networking Web sites (excluding The Names Database) at least once during the period; and the monthly average for the period of all online loyalty marketing members who have earned or redeemed points during such period. Communications segment active accounts include all Communications segment pay accounts as of the date presented combined with the number of free Internet access and email accounts that logged on to our services at least once during the preceding 31 days.

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

        The table below sets forth, for the quarterly periods presented, as applicable, our consolidated revenues, pay accounts (at the end of the period), segment revenues, consumer orders, average order value, average currency exchange rate, churn (monthly average for the period), ARPU (monthly average for the period), and active accounts (monthly average for the period).

        Revenues and operating results from our FTD segment are impacted by seasonal holiday variations and fluctuations in foreign currency exchange rates. As such, we believe that comparisons of our FTD segment's revenues and operating results for any period with those of the immediately preceding period or, in some instances, the same period of the preceding fiscal year, may be of limited relevance in evaluating its historical financial performance and predicting its future financial performance.

        The pay accounts and ARPU metrics for our Classmates Media segment may fluctuate significantly from period to period due to various factors including, in particular, the extent to which discounted pricing is offered during a period, the percentage of pay accounts being represented by international social networking pay accounts which have lower-priced subscription plans compared to U.S. social networking pay accounts, and the churn rate.

	Quarter Ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Consolidated:
Revenues (in thousands)	$216,206	$260,789	$263,647	$256,162	$169,157
FTD:
Basis of presentation(a)	Combined
Revenues(a) (in thousands)	$107,526	$149,216	$147,987	$133,685	$121,427
% of Total revenues(a)	50%	57%	56%	52%	N/A
Consumer orders(a) (in thousands)	1,075	1,711	1,691	1,467	1,154
Average order value(a)	$61.29	$59.78	$57.70	$58.80	$64.37
Average currency exchange rate: GBP to USD	1.64	1.55	1.43	1.56	1.90
Classmates Media:
Segment revenues (in thousands)	$58,682	$58,155	$58,473	$62,592	$58,746
% of Total revenues	27%	22%	22%	24%	35%
Pay accounts (in thousands)	4,785	4,621	4,563	4,319	4,087
Segment churn	3.8%	4.3%	4.1%	4.4%	4.1%
ARPU	$2.71	$2.81	$2.87	$2.98	$3.07
Segment active accounts (in millions)	16.9	16.4	16.8	16.0	15.5
Communications:
Segment revenues (in thousands)	$50,679	$54,147	$57,978	$60,120	$62,131
% of Total revenues	23%	21%	22%	23%	37%
Pay accounts (in thousands):
Access	1,118	1,203	1,316	1,388	1,468
Other	322	329	337	347	353

Total pay accounts	1,440	1,532	1,653	1,735	1,821
Segment churn	4.6%	4.9%	4.8%	4.3%	4.4%
ARPU	$9.43	$9.55	$9.45	$9.31	$9.49
Segment active accounts (in millions)	2.3	2.4	2.6	2.7	2.8

(a)
The unaudited combined quarterly results and metrics (the "Combined Results") were calculated by combining FTD's unaudited historical results and metrics prior to the acquisition date (July 1, 2008 through August 25, 2008) with FTD's unaudited results and metrics following the acquisition (August 26, 2008 through September 30, 2008). The Combined Results of FTD set forth in the table have been included within this Quarterly Report on Form 10-Q for informational purposes only and do not purport to be indicative of the results of future operations of our FTD segment or of the results that would have actually been attained had the acquisition taken place at the beginning of such period. Historical public filings of FTD Group, Inc. are available at the SEC's Web site at www.sec.gov.

Financial Statement Presentation

Revenues

Services Revenues

  FTD

        FTD services revenues consist of fees charged to florist members for access to the FTD and Interflora brands and the Mercury Man logo, access to the florist networks, credit card processing services, e-commerce Web sites, online advertising tools, telephone answering, order-taking, transmission, and clearinghouse services.

Products Revenues

        Products revenues consist of our FTD segment's merchandise revenue and related shipping and service fees for consumer orders, as well as revenues generated from the sale of containers, software and hardware systems, cut flowers, packaging and promotional products and a wide variety of other floral-related supplies to florist members. We do not generate products revenues from our Classmates Media or Communications segments.

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

Advertising Revenues

        We provide advertising solutions to marketers with both brand and direct response objectives through display, search, email, and text-link opportunities across our various businesses. We also use targeting technologies, Web site sponsorships and Web site integrations in order to provide effective advertising solutions.

  FTD

        FTD advertising revenues consist primarily of post-transaction sales that are generated when FTD and Interflora consumers are provided third-party offers after completing a purchase on the www.ftd.com and www.Interflora.co.uk Web sites.

  Classmates Media

        Our social networking services generate advertising revenues primarily from post-transaction sales and display advertisements. Advertising inventory on our social networking Web sites includes graphic placements on the user home page, profile page, class list page, and most other pages on our Web sites. We sell a portion of our advertising inventory through third-party advertising resellers.

        Our online loyalty marketing service generates advertising revenues from fees, consisting primarily of fees generated when emails are transmitted to members, when members respond to emails, when members complete online transactions, and when members engage in a variety of other activities including Internet searches, games and market research surveys.

  Communications

        Our Communications services generate advertising revenues from search placements, display and text advertisements and online market research. Substantially all of our Communications advertising revenues are generated from our Internet access services.

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

Amortization of Intangible Assets

        Amortization of intangible assets principally includes amortization of: acquired pay accounts and free accounts; certain acquired trademarks and trade names; purchased software and technology; acquired customer and advertising contracts and related relationships; acquired patents and domain names; and other identifiable intangible assets. In accordance with the provisions set forth in ASC 350, Intangibles-Goodwill and Other, goodwill and indefinite-lived intangible assets are not being amortized but are tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would indicate the fair value of a reporting unit is below its carrying value.

Restructuring Charges

        Restructuring charges consist of costs associated with the realignment and reorganization of our operations and generally include reductions in force and closures of facilities.

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

        Unaudited condensed consolidated financial information was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$216,206	$169,157	$740,642	$413,241
Operating expenses:
Cost of revenues	84,562	54,844	307,345	109,513
Sales and marketing	46,146	42,376	155,584	114,966
Technology and development	15,700	14,983	49,637	40,406
General and administrative	28,111	23,096	88,632	66,754
Amortization of intangible assets	9,013	4,966	26,252	9,824
Restructuring charges	—	93	—	656

Total operating expenses	183,532	140,358	627,450	342,119

Operating income	32,674	28,799	113,192	71,122
Interest income	498	1,053	1,184	4,037
Interest expense	(7,542)	(3,751)	(24,547)	(3,751)
Other income, net	567	492	698	718

Income before income taxes	26,197	26,593	90,527	72,126
Provision for income taxes	10,042	10,427	38,052	29,220

Net income	$16,155	$16,166	$52,475	$42,906

        Information for our three reportable segments was as follows (in thousands):

	FTD		Classmates Media		Communications
	Quarter Ended September 30,		Quarter Ended September 30,		Quarter Ended September 30,
	2009	2008	2009	2008	2009	2008
Revenues	$107,526	$48,280	$58,682	$58,746	$50,679	$62,131
Operating expenses:
Cost of revenues	62,581	28,154	7,918	10,364	11,469	14,177
Sales and marketing	16,731	7,224	19,016	21,495	10,745	13,532
Technology and development	2,993	861	5,966	5,837	4,615	6,649
General and administrative	9,968	3,857	8,784	8,892	8,237	8,909
Restructuring charges	—	—	—	—	—	93

Total operating expenses	92,273	40,096	41,684	46,588	35,066	43,360

Segment income from operations	$15,253	$8,184	$16,998	$12,158	$15,613	$18,771

	FTD		Classmates Media		Communications
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Revenues	$404,729	$48,280	$175,310	$167,643	$162,804	$197,318
Operating expenses:
Cost of revenues	237,604	28,154	25,821	30,279	36,328	44,453
Sales and marketing	67,463	7,224	57,802	61,957	31,434	45,447
Technology and development	9,029	861	20,206	16,289	14,154	18,499
General and administrative	32,241	3,857	28,205	31,070	24,303	27,876
Restructuring charges	—	—	—	—	—	656

Total operating expenses	346,337	40,096	132,034	139,595	106,219	136,931

Segment income from operations	$58,392	$8,184	$43,276	$28,048	$56,585	$60,387

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment revenues:
FTD	$107,526	$48,280	$404,729	$48,280
Classmates Media	58,682	58,746	175,310	167,643
Communications	50,679	62,131	162,804	197,318
Intersegment eliminations	(681)	—	(2,201)	—

Consolidated revenues	$216,206	$169,157	$740,642	$413,241

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment operating expenses:
FTD	$92,273	$40,096	$346,337	$40,096
Classmates Media	41,684	46,588	132,034	139,595
Communications	35,066	43,360	106,219	136,931

Total segment operating expenses	169,023	130,044	584,590	316,622
Depreciation	6,177	5,348	18,809	15,673
Amortization of intangible assets	9,013	4,966	26,252	9,824
Intersegment eliminations	(681)	—	(2,201)	—

Consolidated operating expenses	$183,532	$140,358	$627,450	$342,119

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment income from operations:
FTD	$15,253	$8,184	$58,392	$8,184
Classmates Media	16,998	12,158	43,276	28,048
Communications	15,613	18,771	56,585	60,387

Total segment income from operations	47,864	39,113	158,253	96,619
Depreciation	(6,177)	(5,348)	(18,809)	(15,673)
Amortization of intangible assets	(9,013)	(4,966)	(26,252)	(9,824)

Consolidated operating income	$32,674	$28,799	$113,192	$71,122

Quarter and Nine Months Ended September 30, 2009 compared to Quarter and Nine Months Ended September 30, 2008

        The following table presents our consolidated operating results as a percentage of consolidated revenues for each period presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	39.1	32.4	41.5	26.5
Sales and marketing	21.3	25.1	21.0	27.8
Technology and development	7.3	8.9	6.7	9.8
General and administrative	13.0	13.7	12.0	16.2
Amortization of intangible assets	4.2	2.9	3.5	2.4
Restructuring charges	—	0.1	—	0.2

Total operating expenses	84.9	83.0	84.7	82.8

Operating income	15.1	17.0	15.3	17.2
Interest income	0.2	0.6	0.2	1.0
Interest expense	(3.5)	(2.2)	(3.3)	(0.9)
Other income, net	0.3	0.3	0.1	0.2

Income before income taxes	12.1	15.7	12.2	17.5
Provision for income taxes	4.6	6.2	5.1	7.1

Net income	7.5%	9.6%	7.1%	10.4%

Consolidated Results

        Revenues.    Consolidated revenues increased by $47.1 million, or 28%, to $216.2 million for the quarter ended September 30, 2009, compared to $169.2 million for the quarter ended September 30, 2008. The increase in consolidated revenues was primarily due to a $59.2 million increase in revenues associated with our FTD segment as a result of including FTD revenues for the entire period for the quarter ended September 30, 2009 whereas such revenues were included only from August 26, 2008

(date of acquisition) in the prior-year period. This increase was partially offset by a decrease in revenues from our Communications segment. Consolidated revenues related to our FTD, Classmates Media and Communications segments constituted 49.6%, 27.1% and 23.4%, respectively, of our total segment revenues for the quarter ended September 30, 2009, compared to 28.5%, 34.7% and 36.7%, respectively, for the quarter ended September 30, 2008.

        Consolidated revenues increased by $327.4 million, or 79%, to $740.6 million for the nine months ended September 30, 2009, compared to $413.2 million for the nine months ended September 30, 2008. The increase in consolidated revenues was primarily due to a $356.4 million increase in revenues associated with our FTD segment as a result of including FTD revenues for the entire period for the nine months ended September 30, 2009 whereas such revenues were only included from August 26, 2008 (date of acquisition) in the prior-year period. The increase was also due to an increase in revenues from our Classmates Media segment, partially offset by a decrease in revenues from our Communications segment. Consolidated revenues related to our FTD, Classmates Media and Communications segments constituted 54.5%, 23.6% and 21.9%, respectively, of our total segment revenues for the nine months ended September 30, 2009, compared to 11.7%, 40.6% and 47.7%, respectively, for the nine months ended September 30, 2008.

        Cost of Revenues.    Consolidated cost of revenues increased by $29.7 million, or 54%, to $84.6 million for the quarter ended September 30, 2009, compared to $54.8 million for the quarter ended September 30, 2008. Consolidated cost of revenues as a percentage of consolidated revenues increased to 39.1% for the quarter ended September 30, 2009, compared to 32.4% for the prior-year period. The increase of $29.7 million was primarily due to a $34.4 million increase in cost of revenues associated with our FTD segment as a result of including FTD cost of revenues for the entire period for the quarter ended September 30, 2009 whereas such costs were included only from August 26, 2008 (date of acquisition) in the prior-year period. The increase was also due to a $0.5 million increase in depreciation expense for the quarter ended September 30, 2009, compared to the prior-year period. The increase was partially offset by decreases in cost of revenues associated with our Communications and Classmates Media segments. The increase in cost of revenues as a percentage of revenues was due to the addition of our FTD segment, which has a significantly higher cost of revenues as a percentage of revenues compared to the other segments. Cost of revenues related to our FTD, Classmates Media and Communications segments constituted 76.3%, 9.7% and 14.0%, respectively, of our total segment cost of revenues for the quarter ended September 30, 2009, compared to 53.4%, 19.7% and 26.9%, respectively, for the quarter ended September 30, 2008.

        Consolidated cost of revenues increased by $197.8 million, or 181%, to $307.3 million for the nine months ended September 30, 2009, compared to $109.5 million for the nine months ended September 30, 2008. Consolidated cost of revenues as a percentage of consolidated revenues increased to 41.5% for the nine months ended September 30, 2009, compared to 26.5% for the prior-year period. The increase of $197.8 million was primarily due to $209.5 million increase in cost of revenues associated with our FTD segment as a result of including FTD cost of revenues for the entire period for the nine months ended September 30, 2009 whereas such costs were included only from August 26, 2008 (date of acquisition) in the prior-year period. The increase was also due to a $1.1 million increase in depreciation expense for the nine months ended September 30, 2009, compared to the prior-year period. The increase was partially offset by decreases in cost of revenues associated with our Communications and Classmates Media segments. The increase in cost of revenues as a percentage of revenues was due to the addition of our FTD segment, which has a significantly higher cost of revenues as a percentage of revenues compared to the other segments. Cost of revenues related to our FTD, Classmates Media and Communications segments constituted 79.3%, 8.6% and 12.1%, respectively, of our total segment cost of revenues for the nine months ended September 30, 2009, compared to 27.4%, 29.4% and 43.2%, respectively, for the nine months ended September 30, 2008.

        Sales and Marketing Expenses.    Consolidated sales and marketing expenses increased by $3.8 million, or 9%, to $46.1 million for the quarter ended September 30, 2009, compared to $42.4 million for the quarter ended September 30, 2008. Consolidated sales and marketing expenses as a percentage of consolidated revenues decreased to 21.3% for the quarter ended September 30, 2009, compared to 25.1% for the prior-year period. The increase of $3.8 million was primarily due to a $9.5 million increase in sales and marketing expenses associated with our FTD segment as a result of including FTD sales and marketing expenses for the entire period for the quarter ended September 30, 2009 whereas such expenses were included only from August 26, 2008 (date of acquisition) in the prior-year period. The increase was partially offset by decreases in sales and marketing expenses associated with our Communications and Classmates Media segments. The decrease as a percentage of revenues was primarily due to the addition of our FTD segment, which has lower sales and marketing expenses as a percentage of revenues compared to the Classmates Media segment and a similar percentage compared to the Communications segment. Sales and marketing expenses related to our FTD, Classmates Media and Communications segments constituted 36.0%, 40.9% and 23.1%, respectively, of total segment sales and marketing expenses for the quarter ended September 30, 2009, compared to 17.1%, 50.9% and 32.0%, respectively, for the quarter ended September 30, 2008.

        Consolidated sales and marketing expenses increased by $40.6 million, or 35%, to $155.6 million for the nine months ended September 30, 2009, compared to $115.0 million for the nine months ended September 30, 2008. Consolidated sales and marketing expenses as a percentage of consolidated revenues decreased to 21.0% for the nine months ended September 30, 2009, compared to 27.8% for the prior-year period. The increase of $40.6 million was primarily due to a $60.2 million increase in sales and marketing expenses associated with our FTD segment as a result of including FTD sales and marketing expenses for the entire period for the nine months ended September 30, 2009 whereas such expenses were included only from August 26, 2008 (date of acquisition) in the prior-year period. The increase was also due to a $0.6 million increase in depreciation expense for the nine months ended September 30, 2009, compared to the prior-year period. The increase was offset by decreases in sales and marketing expenses associated with our Communications and Classmates Media segments. The decrease as a percentage of revenues was primarily due to the addition of our FTD segment, which has lower sales and marketing expenses as a percentage of revenues compared to the Classmates Media segment and a similar percentage compared to the Communications segment. Sales and marketing expenses related to our FTD, Classmates Media and Communications segments constituted 43.1%, 36.9% and 20.1%, respectively, of total segment sales and marketing expenses for the nine months ended September 30, 2009, compared to 6.3%, 54.1% and 39.6%, respectively, for the nine months ended September 30, 2008.

        Technology and Development Expenses.    Consolidated technology and development expenses increased by $0.7 million, or 5%, to $15.7 million for the quarter ended September 30, 2009, compared to $15.0 million for the quarter ended September 30, 2008. Consolidated technology and development expenses as a percentage of consolidated revenues decreased to 7.3% for the quarter ended September 30, 2009, compared to 8.9% for the prior-year period. The increase of $0.7 million was primarily related to a $2.1 million increase in technology and development expenses associated with our FTD segment as a result of including FTD technology and development expenses for the entire period for the quarter ended September 30, 2009 whereas such expenses were included only from August 26, 2008 (date of acquisition) in the prior-year period. The increase was also due to a slight increase in technology and development expenses related to our Classmates Media segment and an increase in depreciation expense of $0.5 million for the quarter ended September 30, 2009, compared to the prior-year period, partially offset by a decrease in technology and development expenses in our Communications segment. The decrease in technology and development expenses as a percentage of revenues was primarily due to the addition of our FTD segment, which has lower technology and development expenses as a percentage of revenues compared to the other segments. Technology and development expenses related to our FTD, Classmates Media and Communications segments constituted 22.0%, 44.0% and 34.0%, respectively, of total segment technology and development expenses for the quarter ended September 30, 2009, compared to 6.5%, 43.7% and 49.8%, respectively, for the quarter ended September 30, 2008.

        Consolidated technology and development expenses increased by $9.2 million, or 23%, to $49.6 million for the nine months ended September 30, 2009, compared to $40.4 million for the nine months ended September 30, 2008. Consolidated technology and development expenses as a percentage of consolidated revenues decreased to 6.7% for the nine months ended September 30, 2009, compared to 9.8% for the prior-year period. The increase of $9.2 million was primarily due to an $8.2 million increase in technology and development expenses associated with our FTD segment as a result of including FTD technology and development expenses for the entire period for the nine months ended September 30, 2009 whereas such expenses were included only from August 26, 2008 (date of acquisition) in the prior-year period. The increase was also due to an increase in technology and development expenses related to our Classmates Media segment and an increase in depreciation expense of $1.5 million for the nine months ended September 30, 2009, compared to the prior-year period, partially offset by a decrease in technology and development expenses in our Communications segment. The decrease in technology and development expenses as a percentage of revenues was primarily due to the addition of our FTD segment, which has lower technology and development expenses as a percentage of revenues compared to the other segments. Technology and development expenses related to our FTD, Classmates Media and Communications segments constituted 20.8%, 46.6% and 32.6%, respectively, of total segment technology and development expenses for the nine months ended September 30, 2009, compared to 2.4%, 45.7% and 51.9%, respectively, for the nine months ended September 30, 2008.

        General and Administrative Expenses.    Consolidated general and administrative expenses increased by $5.0 million, or 22%, to $28.1 million for the quarter ended September 30, 2009, compared to $23.1 million for the quarter ended September 30, 2008. Consolidated general and administrative expenses as a percentage of consolidated revenues decreased to 13.0% for the quarter ended September 30, 2009, compared to 13.7% for the prior-year period. The increase of $5.0 million was primarily due to a $6.1 million increase in general and administrative expenses associated with our FTD segment as a result of including FTD general and administrative expenses for the entire period for the quarter ended September 30, 2009 whereas such expenses were included only from August 26, 2008 (date of acquisition) in the prior-year period. The increase was partially offset by a decrease in general and administrative expenses associated with our Communications segment and, to a lesser extent, a decrease in general and administrative expenses associated with our Classmates Media segment. The decrease was also due to a $0.3 million decrease in depreciation expense. The decrease in general and administrative expenses as a percentage of revenues was primarily due to the addition of our FTD segment, which has lower general and administrative expenses as a percentage of revenues compared to the other segments. General and administrative expenses related to our FTD, Classmates Media and Communications segments constituted 36.9%, 32.5% and 30.5%, respectively, of total segment general and administrative expenses for the quarter ended September 30, 2009, compared to 17.8%, 41.1% and 41.1%, respectively, for the quarter ended September 30, 2008.

        Consolidated general and administrative expenses increased by $21.9 million, or 33%, to $88.6 million for the nine months ended September 30, 2009, compared to $66.8 million for the nine months ended September 30, 2008. Consolidated general and administrative expenses as a percentage of consolidated revenues decreased to 12.0% for the nine months ended September 30, 2009, compared to 16.2% for the prior-year period. The increase of $21.9 million was primarily due to a $28.4 million increase in general and administrative expenses associated with our FTD segment as a result of including FTD general and administrative expenses for the entire period for the nine months ended September 30, 2009 whereas such expenses were included only from August 26, 2008 (date of acquisition) in the prior-year period. The increase was partially offset by decreases in general and administrative expenses associated with our Communications and Classmates Media segments. The decrease in general and administrative expenses as a percentage of revenues was primarily due to the addition of our FTD segment, which has lower general and administrative expenses as a percentage of revenues compared to the other segments. General and administrative expenses related to our FTD, Classmates Media and Communications segments constituted 38.0%, 33.3% and 28.7%, respectively, of total segment general and administrative expenses for the nine months ended September 30, 2009, compared to 6.1%, 49.5% and 44.4%, respectively, for the nine months ended September 30, 2008.

        Amortization of Intangible Assets.    Consolidated amortization of intangible assets increased by $4.0 million, or 81%, to $9.0 million for the quarter ended September 30, 2009, compared to $5.0 million for the quarter ended September 30, 2008. Consolidated amortization of intangible assets increased by $16.4 million, or 167%, to $26.3 million for the nine months ended September 30, 2009, compared to $9.8 million for the nine months ended September 30, 2008. The increases were primarily due to an increase in amortization of intangible assets associated with our FTD segment as a result of including FTD amortization of intangible assets for the entire period for the quarter and nine months ended September 30, 2009 whereas such expenses were included only from August 26, 2008 (date of acquisition) in the prior-year periods.

        Restructuring Charges.    There were no restructuring charges for the quarter and nine months ended September 30, 2009, compared to $0.1 million and $0.7 million for the quarter and nine months ended September 30, 2008, respectively. The restructuring charges for the quarter and nine months ended September 30, 2008 were primarily associated with the closure of our Orem, Utah facility.

        Interest Income.    Interest income decreased by $0.6 million, or 53%, to $0.5 million for the quarter ended September 30, 2009, compared to $1.1 million for the quarter ended September 30, 2008. Interest income decreased by $2.9 million, or 71%, to $1.2 million for the nine months ended September 30, 2009, compared to $4.0 million for the nine months ended September 30, 2008. The decreases in interest income were primarily due to the liquidation of our short-term investments portfolio to fund the FTD acquisition in August 2008, as well as to a decline in interest rates as a result of the interest rate environment in recent quarterly periods and to our decision in the fourth quarter of 2008 to invest in only cash and cash equivalents.

        Interest Expense.    Interest expense increased by $3.8 million, or 101%, to $7.5 million for the quarter ended September 30, 2009, compared to $3.8 million for the quarter ended September 30, 2008. Interest expense increased by $20.8 million, or 554%, to $24.5 million for the nine months ended September 30, 2009, compared to $3.8 million for the nine months ended September 30, 2008. The increases were primarily due to indebtedness incurred in connection with our FTD acquisition, which closed on August 26, 2008. Interest expense was primarily related to interest on our credit facilities, including accretion of discounts and amortization of debt issue costs.

        Other Income, Net.    Other income, net increased by $0.1 million, or 15%, to $0.6 million for the quarter ended September 30, 2009, compared to $0.5 million for the quarter ended September 30, 2008. Other income, net remained flat at $0.7 million for the nine months ended September 30, 2009 and 2008, respectively.

        Provision for Income Taxes.    For the quarter and nine months ended September 30, 2009, we recorded a provision for income taxes of $10.0 million and $38.1 million, respectively, on pre-tax income of $26.2 million and $90.5 million, respectively, resulting in a year-to-date effective income tax rate of 42.0%. For the quarter and nine months ended September 30, 2008, we recorded a provision for income taxes of $10.4 million and $29.2 million, respectively, on pre-tax income of $26.6 million and $72.1 million, respectively, resulting in a year-to-date effective income tax rate of 40.5%. The increase in the effective income tax rate compared to the prior-year period was primarily due to (i) an increase in stock-based compensation that is limited under Section 162(m) of the Internal Revenue Code; (ii) an increase in stock-based compensation related to the qualified employee stock purchase plan that is not currently tax deductible; (iii) lower amounts of tax-free interest income; (iv) a reduction in the utilization of foreign net operating losses; and (v) an increase in foreign tax credit limitations. The increase in the effective income tax rate was partially offset by a benefit for foreign income that is taxed at less than the U.S. statutory rate. The effective income tax rate is subject to fluctuation in future periods due to discrete items and other factors.

Classmates Media Segment Results

        The following table presents the Classmates Media segment's operating results as a percentage of Classmates Media revenues for each period presented:

	Classmates Media
	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	13.5	17.6	14.7	18.1
Sales and marketing	32.4	36.6	33.0	37.0
Technology and development	10.2	9.9	11.5	9.7
General and administrative	15.0	15.1	16.1	18.5

Total operating expenses	71.0	79.3	75.3	83.3

Segment income from operations	29.0%	20.7%	24.7%	16.7%

        Classmates Media Revenues.    Classmates Media revenues were flat at $58.7 million for each of the quarters ended September 30, 2009 and 2008. An increase in Classmates Media services revenues of $1.9 million was offset by a decrease in advertising revenues of $2.0 million. The increase in services revenues was a result of a 19% increase in our average number of pay accounts from 3.9 million for the quarter ended September 30, 2008 to 4.7 million for the quarter ended September 30, 2009, partially offset by a 12% decrease in ARPU from $3.07 for the quarter ended September 30, 2008 to $2.71 for the quarter ended September 30, 2009. The decrease in ARPU was primarily attributable to discounted pricing offered to certain U.S. social networking pay accounts on a promotional basis and, to a lesser extent, to a greater percentage of our pay accounts being represented by international social networking pay accounts which have lower-priced subscription plans compared to U.S. social networking pay accounts. Although we experienced an increase in growth in net Classmates Media pay accounts in the September 2009 quarter, this increase was primarily due to an increase in our offerings of discounted pricing plans, with a significant number of the new pay accounts generated during the period under this promotional pricing, as well as a decrease in the churn rate. Due to economic and other factors, we anticipate that, at least in the near term, growth in Classmates Media pay accounts will remain modest. In addition, we anticipate, at least in the near term, a continuing decrease in Classmates Media services revenues and ARPU due to the expected continuing use of discounted pricing plans to certain U.S. social networking pay accounts and the expected continuing increase in the percentage of pay accounts being represented by international social networking pay accounts. The decrease in advertising revenues was due to a decrease in revenues generated by our online loyalty marketing service, partially offset by an increase in advertising revenues generated by our social networking services.

        Classmates Media revenues increased by $7.7 million, or 4.6%, to $175.3 million for the nine months ended September 30, 2009, compared to $167.6 million for the nine months ended September 30, 2008. The increase in Classmates Media revenues was primarily due to a $13.5 million increase in services revenues as a result of a 25% increase in our average number of pay accounts from 3.6 million for the nine months ended September 30, 2008 to 4.6 million for the nine months ended September 30, 2009, partially offset by a 9% decrease in ARPU from $3.10 for the nine months ended September 30, 2008 to $2.81 for the nine months ended September 30, 2009. The decrease in ARPU was primarily attributable to a greater percentage of pay accounts being represented by international social networking pay accounts which have lower-priced subscription plans compared to U.S. social networking pay accounts and, to a lesser extent, discounted pricing plans offered to certain U.S. social networking pay accounts on a promotional basis. The increase in Classmates Media services revenues was partially offset by a $5.8 million decrease in advertising revenues due to a decrease in revenues generated by our online loyalty marketing service, partially offset by an increase in advertising revenues generated by our social networking services.

        Classmates Media Cost of Revenues.    Classmates Media cost of revenues decreased by $2.4 million, or 24%, to $7.9 million for the quarter ended September 30, 2009, compared to $10.4 million for the quarter ended September 30, 2008. Classmates Media cost of revenues as a percentage of Classmates Media revenues decreased to 13.5% for the quarter ended September 30, 2009, compared to 17.6% for the prior-year period. The decrease of $2.4 million was largely related to a $1.2 million decrease in the cost of points earned by members of our online loyalty marketing service as a result of a decrease in revenues generated by our online loyalty marketing service. The decrease was also due to a $0.5 million decrease in personnel-related expenses, a $0.4 million decrease in customer support costs and a $0.2 million decrease in overhead-related costs. The decrease in cost of revenues as a percentage of Classmates Media revenues was mainly due to a greater percentage of revenues resulting from higher-margin social networking services.

        Classmates Media cost of revenues decreased by $4.5 million, or 15%, to $25.8 million for the nine months ended September 30, 2009, compared to $30.3 million for the nine months ended September 30, 2008. Classmates Media cost of revenues as a percentage of Classmates Media revenues decreased to 14.7% for the nine months ended September 30, 2009, compared to 18.1% for the prior-year period. The decrease of $4.5 million was largely related to a $3.1 million decrease in the cost of points earned by members of our online loyalty marketing service as a result of a decrease in revenues generated by our online loyalty marketing service. The decrease was also due to a $1.0 million decrease in personnel-related expenses and a decrease of $0.5 million in overhead-related costs, partially offset by a $0.3 million increase in customer support costs. The decrease in cost of revenues as a percentage of Classmates Media revenues was mainly due to a greater percentage of revenues generated from higher-margin social networking services.

        Classmates Media Sales and Marketing Expenses.    Classmates Media sales and marketing expenses decreased by $2.5 million, or 12%, to $19.0 million for the quarter ended September 30, 2009, compared to $21.5 million for the quarter ended September 30, 2008. Classmates Media sales and marketing expenses as a percentage of Classmates Media revenues decreased to 32.4% for the quarter ended September 30, 2009, compared to 36.6% for the prior-year period. The decrease of $2.5 million was primarily the result of a $1.9 million decrease in marketing costs related to acquiring new social networking and online loyalty marketing members and a $0.6 million decrease in personnel-and overhead-related expenses. The decrease as a percentage of Classmates Media revenues was mainly due to a reduction in sales commissions as a result of a decline in revenues from our online loyalty marketing service and an increase in revenues from our international social networking operations without a corresponding increase in related sales and marketing costs. The decrease was also due to our cost-efficient, U.S-based marketing initiatives that helped to reduce sales and marketing spending in the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008.

        Classmates Media sales and marketing expenses decreased by $4.2 million, or 7%, to $57.8 million for the nine months ended September 30, 2009, compared to $62.0 million for the nine months ended September 30, 2008. Classmates Media sales and marketing expenses as a percentage of Classmates

Media revenues decreased to 33.0% for the nine months ended September 30, 2009, compared to 37.0% for the prior-year period. The decrease of $4.2 million was primarily the result of a $4.1 million decrease in marketing costs related to acquiring new social networking and online loyalty marketing members. The decrease as a percentage of Classmates Media revenues was mainly due to a reduction in sales commissions as a result of a decline in revenues from our online loyalty marketing service and an increase in revenues from our international social networking operations without a corresponding increase in related sales and marketing costs. The decrease was also due to our cost-efficient, U.S.-based marketing initiatives that helped reduce sales and marketing spending in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.

        Classmates Media Technology and Development Expenses.    Classmates Media technology and development expenses increased by $0.1 million, or 2%, to $6.0 million for the quarter ended September 30, 2009, compared to $5.8 million for the quarter ended September 30, 2008. Classmates Media technology and development expenses as a percentage of Classmates Media revenues increased to 10.2% for the quarter ended September 30, 2009, compared to 9.9% for the prior-year period. The increase of $0.1 million was primarily due to an increase in overhead-related expenses.

        Classmates Media technology and development expenses increased by $3.9 million, or 24%, to $20.2 million for the nine months ended September 30, 2009, compared to $16.3 million for the nine months ended September 30, 2008. Classmates Media technology and development expenses as a percentage of Classmates Media revenues increased to 11.5% for the nine months ended September 30, 2009, compared to 9.7% for the prior-year period. The increase in expenses was primarily due to a $2.5 million increase in personnel-related expenses and a $1.4 million increase in overhead-related expenses.

        Classmates Media General and Administrative Expenses.    Classmates Media general and administrative expenses decreased by $0.1 million, or 1%, to $8.8 million for the quarter ended September 30, 2009, compared to $8.9 million for the quarter ended September 30, 2008. Classmates Media general and administrative expenses as a percentage of Classmates Media revenues decreased slightly to 15.0%, compared to 15.1% for the prior-year period. The decrease of $0.1 million was primarily due to a $0.4 million decrease in recruiting and relocation-related expenses and a $0.3 million decrease in overhead-related expenses, partially offset by an increase of $0.5 million in professional services and consulting fees.

        Classmates Media general and administrative expenses decreased by $2.9 million, or 9%, to $28.2 million for the nine months ended September 30, 2009, compared to $31.1 million for the nine months ended September 30, 2008. Classmates Media general and administrative expenses as a percentage of Classmates Media revenues decreased to 16.1%, compared to 18.5% for the prior-year period. The decrease of $2.9 million was primarily due to the expensing of $3.9 million in deferred transaction costs related to the potential initial public offering ("IPO") of Classmates Media Corporation ("CMC") in the nine months ended September 30, 2008 and a $1.0 million decrease in recruiting and relocation-related expenses, partially offset by a $1.2 million increase in professional services and consulting fees and a $0.7 million increase in overhead-related expenses.

Communications Segment Results

        The following table presents the Communications segment's operating results as a percentage of Communications revenues for each period presented:

	Communications
	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	22.6	22.8	22.3	22.5
Sales and marketing	21.2	21.8	19.3	23.0
Technology and development	9.1	10.7	8.7	9.4
General and administrative	16.3	14.3	14.9	14.1
Restructuring charges	—	0.1	—	0.3

Total operating expenses	69.2	69.8	65.2	69.4

Segment income from operations	30.8%	30.2%	34.8%	30.6%

        Communications Revenues.    Communications revenues decreased by $11.5 million, or 18%, to $50.7 million for the quarter ended September 30, 2009, compared to $62.1 million for the quarter ended September 30, 2008. The decrease in Communications revenues was primarily due to an $11.2 million decrease in services revenues primarily as a result of a 23% decrease in our average number of dial-up Internet access pay accounts from 1.5 million for the quarter ended September 30, 2008 to 1.2 million for the quarter ended September 30, 2009. The decrease in Communications revenues was also due to a $0.3 million decrease in advertising revenues largely as a result of the decrease in pay accounts. We anticipate continued declines in our Communications pay accounts, services revenues and advertising revenues, which will result in continued declines in total Communications revenues.

        Communications revenues decreased by $34.5 million, or 18%, to $162.8 million for the nine months ended September 30, 2009, compared to $197.3 million for the nine months ended September 30, 2008. The decrease in Communications revenues was primarily due to a $33.0 million decrease in services revenues as a result of a 23% decrease in our average number of dial-up Internet access pay accounts from 1.6 million for the nine months ended September 30, 2008 to 1.3 million for the nine months ended September 30, 2009. The decrease in Communications revenues was also due to a $1.5 million decrease in advertising revenues largely as a result of the decrease in pay accounts.

        Communications Cost of Revenues.    Communications cost of revenues decreased by $2.7 million, or 19%, to $11.5 million for the quarter ended September 30, 2009, compared to $14.2 million for the quarter ended September 30, 2008. Communications cost of revenues as a percentage of Communications revenues decreased to 22.6% for the quarter ended September 30, 2009, compared to 22.8% for the prior-year period. The decrease of $2.7 million was primarily due to a $1.7 million decrease in telecommunications costs associated with our dial-up Internet access services due to a decrease in the number of pay accounts, a decrease in hourly usage per pay account and lower average hourly telecommunications costs. In addition, Communications cost of revenues decreased as a result of a $0.6 million decrease in customer support- and billing-related costs in the quarter ended September 30, 2009, compared to the prior-year period, as a result of a decrease in the number of dial-up Internet access pay accounts and a decrease in the hourly rate charged by our third-party vendor, and a $0.3 million decrease in overhead-related costs.

        Communications cost of revenues decreased by $8.1 million, or 18%, to $36.3 million for the nine months ended September 30, 2009, compared to $44.5 million for the nine months ended September 30, 2008. Communications cost of revenues as a percentage of Communications revenues decreased to 22.3% for the nine months ended September 30, 2009, compared to 22.5% for the prior-year period. The decrease of $8.1 million was largely due to a $6.1 million decrease in telecommunications costs associated with our dial-up Internet access services due to a decrease in the number of pay accounts, a decrease in hourly usage per pay account and lower average hourly telecommunications costs. In addition, Communications cost of revenues decreased as a result of a $1.9 million decrease in customer support- and billing-related costs in the nine months ended September 30, 2009, compared to the prior-year period, as a result of a decrease in the number of dial-up Internet access pay accounts, a $0.7 million decrease in costs associated with our Web hosting business primarily as a result of the closure of our Orem, Utah facility in 2008, and a $0.4 million decrease in costs associated with our VoIP service as a result of our previous decision to exit this business. These decreases were partially offset by a $1.1 million increase in costs associated with our broadband services resulting from the increase in the number of subscribers to such services.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $2.8 million, or 21%, to $10.7 million for the quarter ended September 30, 2009, compared to $13.5 million for the quarter ended September 30, 2008. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 21.2% for the quarter ended September 30, 2009, compared to 21.8% for the prior-year period. The decrease of $2.8 million was attributable to a $1.7 million decrease in personnel- and overhead-related expenses as a result of reduced headcount and a $2.7 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services. The decrease was partially offset by a one-time, out-of-period adjustment of $1.4 million related to marketing expenses and a $0.2 million increase in advertising and promotion costs related to our broadband services.

        Communications sales and marketing expenses decreased by $14.0 million, or 31%, to $31.4 million for the nine months ended September 30, 2009, compared to $45.4 million for the nine months ended September 30, 2008. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 19.3% for the nine months ended September 30, 2009, compared to 23.0% for the prior-year period. The decrease of $14.0 million was attributable to a $10.9 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services and, to a lesser extent and, a $4.8 million decrease in personnel- and overhead-related expenses as a result of reduced headcount. The decrease was partially offset by a one-time, out-of-period adjustment of $1.4 million related to marketing expenses and a $0.3 million increase in advertising and promotion costs related to our broadband services.

        Communications Technology and Development Expenses.    Communications technology and development expenses decreased by $2.0 million, or 31%, to $4.6 million for the quarter ended September 30, 2009, compared to $6.6 million for the quarter ended September 30, 2008. Communications technology and development expenses as a percentage of Communications revenues decreased to 9.1% for the quarter ended September 31, 2009, compared to 10.7% for the quarter ended September 30, 2008. The decrease of $2.0 million was primarily the result of a $2.0 million decrease in personnel-related expenses as a result of reduced headcount.

        Communications technology and development expenses decreased by $4.3 million, or 24%, to $14.2 million for the nine months ended September 30, 2009, compared to $18.5 million for the nine months ended September 30, 2008. Communications technology and development expenses as a percentage of Communications revenues decreased to 8.7% for the quarter ended September 30, 2009, compared to 9.4% for the prior-year period. The decrease of $4.3 million was primarily the result of a $4.5 million decrease in personnel-related expenses as a result of reduced headcount.

        Communications General and Administrative Expenses.    Communications general and administrative expenses decreased by $0.7 million, or 8%, to $8.2 million for the quarter ended September 30, 2009, compared to $8.9 million for the quarter ended September 30, 2008. Communications general and administrative expenses as a percentage of Communications revenues increased to 16.3% for the quarter ended September 30, 2009, compared to 14.3% for the quarter ended September 30, 2008. The decrease of $0.7 million was due to a $0.5 million decrease in personnel-related costs as a result of reduced headcount and a $0.4 million decrease in professional services and consulting fees. The decrease was partially offset by a $0.3 million increase in overhead-related expenses. The increase as a percentage of revenues was largely attributable to continued declines in revenues as a result of continuing declines in the number of dial-up Internet access pay accounts.

        Communications general and administrative expenses decreased by $3.6 million, or 13%, to $24.3 million for the nine months ended September 30, 2009, compared to $27.9 million for the nine months ended September 30, 2008. Communications general and administrative expenses as a percentage of Communications revenues increased to 14.9% for the nine months ended September 30, 2009, compared to 14.1% for the nine months ended September 30, 2008. The decrease of $3.6 million was primarily due to a $3.1 million decrease in personnel-related costs as a result of reduced headcount and, to a lesser extent, a $0.6 million decrease in professional services and consulting fees. The increase as a percentage of revenues was largely attributable to continued declines in revenues as a result of continuing declines in the number of dial-up Internet access pay accounts.

        Communications Restructuring Charges.    There were no restructuring charges for the quarter and nine months ended September 30, 2009, compared to $0.1 million and $0.7 million for the quarter and nine months ended September 30, 2008, respectively. The restructuring charges for the quarter and nine months ended September 30, 2008 were primarily associated with the closure of our Orem, Utah facility.

FTD Segment Results (Actual Results vs. Combined Results Discussion)

        The unaudited results of operations for FTD for the quarter ended September 30, 2009 and unaudited combined results of operations for FTD for the quarter ended September 30, 2008 (the "Combined Third Quarter 2008 Results") as well as the unaudited results of operations for FTD for the nine months ended September 30, 2009 and unaudited combined results of operations for FTD for the nine months ended September 30, 2008 (the "Combined Nine Months Ended September 30, 2008 Results") are set forth below. The unaudited Combined Third Quarter 2008 Results were derived by adding (i) the unaudited pre-acquisition results of operations of FTD for the period from July 1, 2008 through August 25, 2008 and (ii) the unaudited post-acquisition results of operations of FTD for the period from August 26, 2008 through September 30, 2008. The unaudited Combined Nine Months Ended September 30, 2008 Results were derived by adding (i) the unaudited pre-acquisition results of operations of FTD for the period from January 1, 2008 through August 25, 2008 and (ii) the unaudited post-acquisition results of operations of FTD for the period from August 26, 2008 through September 30, 2008. Consistent with our definition of segment income from operations, the discussions of FTD segment results exclude depreciation and amortization within segment operating expenses.

        The Combined Third Quarter 2008 Results and the Combined Nine Months Ended September 30, 2008 Results set forth below have been included in this Quarterly Report on Form 10-Q for informational purposes only and do not purport to be indicative of the results of future operations of our FTD segment or the results that would have actually been attained had the FTD acquisition taken place at the beginning of 2008. The Combined Third Quarter 2008 Results and the Combined Nine Months Ended September 30, 2008 Results should be read in conjunction with the historical consolidated financial statements of FTD Group, Inc. and the related notes to those financial statements. The historical information presented below has been revised to exclude depreciation and amortization and reflects certain reclassifications to conform with the Company's financial statement presentation. Historical public filings of FTD Group, Inc. are available at the SEC's Web site at www.sec.gov.

	Quarter Ended September 30,
	2009	2008 (Combined)	% Change
	(in thousands, except average order value and average currency exchange rates)
Revenues	$107,526	$121,427	(11.4)%
Operating expenses:
Cost of revenues	62,581	70,753	(11.6)%
Sales and marketing	16,731	18,504	(9.6)%
Technology and development	2,993	2,934	2.0%
General and administrative	9,968	22,364	(55.4)%

Total operating expenses	92,273	114,555	(19.5)%

Segment income from operations	$15,253	$6,872	121.9%

Consumer orders	1,075	1,154	(6.8)%
Average order value	$61.29	$64.37	(4.8)%
Average currency exchange rate: GBP to USD	1.64	1.90	(13.7)%

	Nine Months Ended September 30,
	2009	2008 (Combined)	% Change
	(in thousands, except average order value and average currency exchange rates)
Revenues	$404,729	$488,318	(17.1)%
Operating expenses:
Cost of revenues	237,604	295,253	(19.5)%
Sales and marketing	67,463	79,611	(15.3)%
Technology and development	9,029	9,953	(9.3)%
General and administrative	32,241	46,008	(29.9)%

Total operating expenses	346,337	430,825	(19.6)%

Segment income from operations	$58,392	$57,493	1.6%

Consumer orders	4,477	5,082	(11.9)%
Average order value	$59.36	$64.20	(7.5)%
Average currency exchange rate: GBP to USD	1.52	1.96	(22.4)%

        The following table presents the FTD segment's operating results as a percentage of FTD revenues for each period presented:

	FTD
	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008 (Combined)	2009	2008 (Combined)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	58.2	58.3	58.7	60.5
Sales and marketing	15.6	15.2	16.7	16.3
Technology and development	2.8	2.4	2.2	2.0
General and administrative	9.3	18.4	8.0	9.4

Total operating expenses	85.8	94.3	85.6	88.2

Segment income from operations	14.2%	5.7%	14.4%	11.8%

        FTD Revenues.    FTD revenues decreased by $13.9 million, or 11%, to $107.5 million for the quarter ended September 30, 2009, compared to $121.4 million for the quarter ended September 30, 2008. Excluding the foreign currency exchange rate impact of $4.8 million due to a weaker British Pound versus the U.S. Dollar, revenues decreased by $9.1 million, or 7%, primarily due to reduced consumer order volume and a decrease in sales of products and services to our florist members.

        FTD revenues decreased by $83.6 million, or 17%, to $404.7 million for the nine months ended September 30, 2009, compared to $488.3 million for the nine months ended September 30, 2008. Excluding the foreign currency exchange rate impact of $29.0 million due to a weaker British Pound versus the U.S. Dollar, revenues decreased by $54.6 million, or 11%, primarily due to reduced consumer order volume and a decrease in sales of products and services to our florist members.

        FTD Cost of Revenues.    FTD cost of revenues decreased by $8.2 million, or 12%, to $62.6 million for the quarter ended September 30, 2009, compared to $70.8 million for the quarter ended September 30, 2008. Excluding the impact of foreign currency exchange rates of $3.3 million, cost of revenues decreased by $4.9 million, or 7%, compared to the prior-year period primarily as a result of the decline in products revenues. FTD cost of revenues as a percentage of revenues decreased slightly to 58.2% for the quarter ended September 30, 2009, compared to 58.3% for the prior-year period.

        FTD cost of revenues decreased by $57.7 million, or 20%, to $237.6 million for the nine months ended September 30, 2009, compared to $295.3 million for the nine months ended September 30, 2008. Excluding the impact of foreign currency exchange rates of $20.0 million, cost of revenues decreased by $37.7 million, or 13%, compared to the prior-year period primarily as a result of the decline in products revenues. FTD cost of revenues as a percentage of revenues decreased to 58.7% for the nine months ended September 30, 2009, compared to 60.5% for the prior-year period. Cost of revenues as a percentage of revenues was positively impacted by a shift in the mix of products and services sold as well as by cost reductions, primarily related to shipping fees.

        FTD Sales and Marketing Expenses.    FTD sales and marketing expenses decreased by $1.8 million, or 10%, to $16.7 million for the quarter ended September 30, 2009, compared to $18.5 million for the quarter ended September 30, 2008. FTD sales and marketing expenses as a percentage of revenues increased to 15.6% for the quarter ended September 30, 2009, compared to 15.2% for the prior-year period. Excluding the impact of foreign currency exchange rates of $0.5 million, sales and marketing expenses decreased by $1.2 million, or 7%, compared to the prior-year period. The decrease was due to reduced costs in certain programs, including online marketing, print advertising, and lower florist member incentives, and a decrease in personnel-related costs.

        FTD sales and marketing expenses decreased by $12.1 million, or 15%, to $67.5 million for the nine months ended September 30, 2009, compared to $79.6 million for the nine months ended September 30, 2008. FTD sales and marketing expenses as a percentage of revenues increased to 16.7% for the nine months ended September 30, 2009, compared to 16.3% for the prior-year period. Excluding the impact of foreign currency exchange rates of $3.0 million, sales and marketing expenses decreased by $9.1 million, or 11%, compared to the prior-year period. The decrease was due to reduced costs in certain programs, including online marketing, print advertising, and lower florist member incentives, and a decrease in personnel-related costs, partially offset by an increase in expenses related to second quarter 2009 television advertising for the Mother's Day holiday. Sales and marketing expenses as a percentage of revenues increased due to expenses related to our television advertising for the Mother's Day holiday, partially offset by reduced online marketing costs.

        FTD Technology and Development Expenses.    FTD technology and development expenses increased by $0.1 million, or 2%, to $3.0 million for the quarter ended September 30, 2009, compared to $2.9 million for the quarter ended September 30, 2008. FTD technology and development expenses as a percentage of revenues increased to 2.8% for the quarter ended September 30, 2009, compared to 2.4% for the prior-year period. Excluding the impact of foreign currency exchange rates of $0.2 million, technology and development expenses increased by $0.3 million, or 10%, compared to the prior-year period.

        FTD technology and development expenses decreased by $1.0 million, or 9%, to $9.0 million for the nine months ended September 30, 2009, compared to $10.0 million for the nine months ended September 30, 2008. FTD technology and development expenses as a percentage of revenues increased slightly to 2.2% for the nine months ended September 30, 2009, compared to 2.0% for the prior-year period. Excluding the impact of foreign currency exchange rates of $1.1 million, technology and development expenses increased by $0.2 million, or 2%, compared to the prior-year period.

        FTD General and Administrative Expenses.    FTD general and administrative expenses decreased by $12.4 million, or 55%, to $10.0 million for the quarter ended September 30, 2009, compared to $22.4 million for the quarter ended September 30, 2008. FTD general and administrative expenses as a percentage of revenues decreased to 9.3% for the quarter ended September 30, 2009, compared to 18.4% for the prior-year period. Excluding the impact of foreign currency exchange rates of $0.1 million, general and administrative expenses decreased by $12.3 million, or 55%, compared to the prior-year period. The decrease was primarily related to $13.2 million of expenses in the quarter ended September 30, 2008 related to the acquisition of FTD by the Company, partially offset by allocated stock-based compensation and corporate costs for the quarter ended September 30, 2009.

        FTD general and administrative expenses decreased by $13.8 million, or 30%, to $32.2 million for the nine months ended September 30, 2009, compared to $46.0 million for the nine months ended September 30, 2008. FTD general and administrative expenses as a percentage of revenues decreased to 8.0% for the nine months ended September 30, 2009, compared to 9.4% for the prior-year period. Excluding the impact of foreign currency exchange rates of $0.6 million, general and administrative expenses decreased by $13.1 million, or 29%, compared to the prior-year period. The decrease was primarily due to $16.2 million of expenses in the prior-year period related to the acquisition of FTD by the Company, $2.0 million of charges in the prior-year period related to acquisition opportunities that were abandoned in light of the then-pending acquisition of FTD by the Company, $0.6 million of advisory costs in the prior-year period related to the resolution of a sales tax audit, and a decrease in personnel-related costs for the nine months ended September 30, 2009. The decrease was largely offset by an increase in allocated stock-based compensation and corporate costs for the nine months ended September 30, 2009.

Liquidity and Capital Resources

        On August 26, 2008, we completed the acquisition of 100% of the capital stock of FTD Group, Inc. The FTD acquisition was financed, in part, with the net proceeds from (i) a $60 million senior secured credit agreement with Silicon Valley Bank (the "UOL Credit Agreement") and (ii) $375 million of term loan borrowings under senior secured credit facilities with Wells Fargo Bank, National Association, as Administrative Agent (the "FTD Credit Agreement"). In connection with the FTD Credit Agreement, FTD received a $50 million revolving line of credit.

        Our total cash and cash equivalent balances increased by $16.9 million, or 16.2%, to $121.4 million at September 30, 2009, compared to $104.5 million at December 31, 2008. Our summary cash flows for the nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$104,275	$100,581
Net cash used for investing activities	$(17,176)	$(249,847)
Net cash provided by (used for) financing activities	$(72,146)	$70,368

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

        Net cash provided by operating activities increased by $3.7 million, or 3.7%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Net cash provided by operating activities is driven by our net income adjusted for non-cash items, including, but not limited to, depreciation and amortization, provision for doubtful accounts receivable, stock-based compensation, impairment of intangible assets and long-lived assets, deferred taxes, tax benefits (shortfalls) from equity awards, and changes in operating assets and liabilities. The nine months ended September 30, 2009 includes the results of FTD, which we acquired in August 2008. The increase in net cash provided by operating activities was primarily due to a $16.6 million increase in non-cash items and a $9.6 million increase in net income, partially offset by a $22.8 million unfavorable change in operating assets and liabilities.

        Net cash used for investing activities decreased by $232.7 million, or 93.1%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease was primarily due to $307.2 million in cash paid for our FTD acquisition in August 2008. The decrease was partially offset by a $68.8 million decrease in net proceeds from sales and maturities of short-term investments in the nine months ended September 30, 2009, compared to the prior-year period, as a result of our prior decision to liquidate our short-term investments portfolio in 2008 and a $5.7 million increase in capital expenditures in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

        Our total capital expenditures for the nine months ended September 30, 2009 were $17.2 million. We currently anticipate that our total capital expenditures for 2009 will be in the range of $25.0 million to $28.0 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, strategic spending decisions, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $142.5 million, or 202.5%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The increase in net cash used for financing activities was primarily due to $421.0 in proceeds from the UOL Credit Agreement and the FTD Credit Agreement received in the nine months ended September 30, 2008, partially offset by a decrease in payments on term loans of $259.4 million in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The increase in net cash used for financing activities was also offset by a $17.2 million decrease in the payment of dividends resulting from the decrease in our quarterly cash dividend from $0.20 per share of common stock to $0.10 per share of common stock subsequent to the FTD acquisition, and a decrease in repurchases of common stock of $3.2 million related to cash paid for employee tax withholding upon vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards.

        The payment of dividends reduces our cash flows from financing activities. In January, April and July 2009, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock, which were paid on February 27, 2009, May 29, 2009 and August 31, 2009, respectively, and totaled $8.8 million, $9.1 million and $9.2 million, respectively. In October 2009, United Online, Inc.'s Board declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is November 13, 2009 and the dividend will be paid on November 30, 2009. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors. In accordance with the terms of the FTD Credit Agreement, cash flows at FTD will, in general, not be available to United Online, Inc. or segments other than the FTD segment. In addition, the UOL Credit Agreement imposes certain limitations on our ability to pay dividends or use cash flows from operations generated by our Communications and Classmates Media segments for the benefit of our FTD segment.

        Future cash flows from financing activities may also be affected by repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From August 2001 through September 30, 2009, we had repurchased a total of $139.2 million of our common stock under the program. We have not repurchased any shares of our common stock under the program since February 2005 and, at September 30, 2009, the remaining amount available under the program was $60.8 million. The UOL Credit Agreement restricts our ability to repurchase shares of our common stock under the program.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units, restricted stock awards and stock awards we award to employees. We currently do not collect the applicable employee withholding taxes upon vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards from employees. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the program. Similar to repurchases of common stock under the program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the nine months ended September 30, 2009 and 2008 were $5.2 million and $8.4 million, respectively, for which we withheld 867,000 shares and 734,000 shares of common stock, respectively, that were underlying the restricted stock units and restricted stock awards which vested and stock awards that were issued. The amount we pay in future quarters will vary based on our stock price and the number of restricted stock units and restricted stock awards vesting and stock awards being issued during the quarter.

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

        Under the terms of the UOL Credit Agreement and the FTD Credit Agreement, there are significant limitations on our ability to use cash flows generated by our Communications and Classmates Media segments for the benefit of the FTD segment and, conversely, there are significant limitations on our ability to use cash flows from operations generated by the FTD segment for the benefit of United Online, Inc. or the Communications and Classmates Media segments. Our credit facilities include provisions which may require us to make debt prepayments in the event that we generate excess cash flow, as defined in the UOL Credit Agreement and the FTD Credit Agreement, on a quarterly or annual basis, respectively. The assessments of future excess cash flow for UOL, excluding FTD, and for FTD on a standalone basis require us to forecast our respective cash flows from operations less certain cash outflows, including, but not limited to, those related to capital expenditures and income taxes. Based on our current projections, under the provisions of our credit facilities, we reasonably expect to make excess cash flow debt prepayments of approximately $15.0 million in the next twelve months. Accordingly, this amount has been classified as a current liability on our consolidated balance sheet at September 30, 2009. In addition, in October 2009, we made a voluntary prepayment of $10.0 million on the FTD term loans. The determination of excess cash flow obligations requires us to make significant estimates regarding our cash flows from operations, capital expenditures, income taxes, and other items. Actual results could differ from our current projections and we could be required to pay materially different amounts under the excess cash flow provisions of our credit facilities. The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to fulfill our debt service obligations, at least in the next twelve months.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, developing new or enhancing existing services or products; acquiring other services, businesses or technologies; repurchasing our common stock or funding significant capital expenditures, and have a material adverse effect on our business, financial condition, results of operations, and cash flows as well as impair our ability to pay future dividends. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of common stock owned by the common stockholders could be reduced. Furthermore, such equity or debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock. In addition, the recent extreme volatility and disruption in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

Contractual Obligations

        Contractual obligations at September 30, 2009 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Operating leases(1)	$52,304	$13,660	$17,370	$13,357	$7,917
Services and promotional contracts	6,161	5,394	767	—	—
Telecommunications purchases	1,376	1,285	91	—	—
Media purchases	2,564	2,564	—	—	—
Floral-related purchase obligations	3,275	3,217	58	—	—
Debt, including interest	514,095	49,547	87,660	376,888	—
Member redemption liability, long-term	24,890	19,955	4,935	—	—
Other long-term liabilities	2,742	163	1,786	257	536

Total	$607,407	$95,785	$112,667	$390,502	$8,453

(1)
The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $0.7 million. We remain secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. We do not believe that material payments will be required as a result of our secondary responsibilities.

        Commitments under letters of credit at September 30, 2009 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Letters of credit	$2,774	$2,233	$299	$242	$—

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

Off-Balance Sheet Arrangements

        At September 30, 2009, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value —In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, Fair Value Measurements and Disclosures—Measuring Liabilities at Fair Value. This update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the recommended techniques. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this update became effective on October 1, 2009 and will not materially affect our consolidated financial statements.

        Revenue Recognition—Multiple Deliverable Revenue Arrangements—In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements. This update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. We are currently evaluating the impact, if any, of this update on our consolidated financial statements.

        Software—Certain Revenue Arrangements That Include Software Elements—In October 2009, the FASB issued ASU No. 2009-14, Software—Certain Revenue Arrangements That Include Software Elements. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality will no longer be within the scope of the software revenue guidance in ASC 985-605, Software—Revenue Recognition. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Early adoption is permitted. We are currently evaluating the impact, if any, of this update on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash, cash equivalents, and outstanding balances of the UOL Credit Agreement and the FTD Credit Agreement. The UOL Credit Agreement bears interest at either LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 2.00% per annum. The interest rate set forth in the FTD Credit Agreement for loans made under the revolving credit facility and term loan A facility is either LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 2.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The interest rate set forth in the FTD Credit Agreement for loans made under the term loan B facility is either LIBOR plus 4.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 3.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The FTD Credit Agreement also requires that FTD maintain one or more interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, or other similar arrangements to manage risks associated with interest rate fluctuations and exposures on its credit facilities with Wells Fargo Bank, National Association. Accordingly, in November 2008, FTD Group, Inc. entered into a three-year interest rate cap instrument based on LIBOR and a $150 million notional amount of our FTD Credit Agreement. At inception and at December 31, 2008, the interest rate cap instrument was designated as a cash flow hedge against expected future cash flows attributable to future LIBOR interest payments on the outstanding borrowings under the FTD Credit Agreement. However, in January 2009, as economic and capital market conditions continued to deteriorate, we determined that prime rate-based borrowings were more attractive than LIBOR-based borrowings. Therefore, in January 2009, the cash flow hedge was de-designated and cash flow hedge accounting was discontinued prospectively. As a result, subsequent fluctuations in the market value of the interest rate cap are recorded in earnings. For the nine months ended September 30, 2009, we recorded a $0.1 million gain as a result of such fluctuations. If interest rates were to increase 100 basis points on a sustained parallel basis, the result would be an annual increase in our interest expense related to our debt of approximately $3.8 million.

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

Foreign Currency Risk

        We transact business in foreign currencies and are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP"), the Euro ("EUR"), the Indian Rupee ("INR"), and the Canadian Dollar ("CAD"), which may result in gains or losses reported in our earnings. The volatilities in GBP, EUR, INR and CAD (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar reported revenues and expenses depending on the trend in currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and expenses. A hypothetical 10% adverse change in overall foreign currency exchange rates over an entire year would result in a reduction of reported annual revenues of approximately $16.9 million and a reduction of reported annual income before income taxes of approximately $2.0 million. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income, net in the consolidated statements of operations.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. The parties in the approximately 300 coordinated class actions, including NetZero, the underwriter defendants in the NetZero class action, and the plaintiff class in the NetZero action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make a settlement payment on behalf of the issuers, including NetZero. On October 5, 2009, the district court issued an order granting final approval of the settlement and certifying the settlement class. Certain individuals have appealed the October 5, 2009 order.

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

ITEM 1A.    RISK FACTORS

        The risk factors set forth below are substantially the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2008, as modified and restated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

RISKS RELATING TO OUR BUSINESS GENERALLY

Current economic conditions may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        Economic conditions in the United States and the European Union have been depressed and may remain depressed for the foreseeable future. Our products and services are discretionary and dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to, among other factors, the general economic climate, the consumers' level of disposable income, consumer debt, and overall consumer confidence. The current economic conditions have adversely impacted certain aspects of our businesses in a number of ways including reduced demand, more aggressive pricing for similar products and services by our competitors, decreased spending by advertisers, increased credit risks, increased credit card failures, a loss of customers, and discounted prices for certain of our products and services, and it is likely that these and other factors will continue to adversely impact our businesses, at least in the near term. The current economic conditions may adversely impact our key vendors. The depressed economic conditions and decreased consumer spending are likely to result, and in certain cases, have resulted, in a variety of negative effects such as a reduction in revenues, increased costs, lower gross margin and operating margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, and recognition of impairments of assets, including goodwill and other intangible and long-lived assets. Any of the above factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our business is subject to fluctuations.

        Our results of operations and changes in our key business metrics from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. Each of the risk factors discussed in this Item 1A and the other factors described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC may affect us from period to period and may affect our long-term performance. As a result, you should not rely on period-to-period comparisons as an indication of our future performance. In addition, these factors and the decline in economic conditions create difficulties with respect to our ability to forecast our financial performance and business metrics accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and business metrics. We cannot assure you that we will achieve the expectations of, or projections made by, our management or the financial analysts. In the event we do not achieve such expectations or projections, our financial results and the price of our common stock could be adversely affected.

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

        All of our revenues from our online loyalty marketing service are derived from advertising and we have experienced, and may continue to experience, significant declines in revenues from this service. We expect our advertising revenues in our Communications segment to continue to decline primarily as a result of the decrease in our dial-up Internet access pay accounts. In addition, our Communications segment derives significant advertising revenues from search, and any changes to our search agreement could have a material adverse effect on our Communications segment's advertising revenues. Our Classmates Media and FTD segments derive significant advertising revenues from post-transaction sales. Post-transaction sales involve the online presentation of a third-party offer following the point where a consumer has purchased our subscription services or floral products. The post-transaction sales practices of certain providers of these third-party services, including the third-parties with which our Classmates Media and FTD businesses have contractual relationships, have been the subject of consumer class action lawsuits as well as governmental inquiries or investigations, including an ongoing U.S. Congressional committee review. Changes to industry business practices, our business practices or the terms of our agreements for post-transaction sales, or a decrease in the number of consumers purchasing our products and services, could cause our advertising revenues from post-transaction sales to decline. Any or all of the above factors could cause our advertising revenues and profits to decline in the future.

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

        The systems underlying the operations of each of our business segments are complex and diverse, and must efficiently integrate with third-party systems, such as credit card processors. Key systems include, without limitation, billing; Web site and database management; order transmission, fulfillment and processing including the system for transmitting orders through florist members; customer support; telecommunications network management; advertisement serving and management systems; and internal financial systems. Some of these systems, such as customer support and FTD's Web site, are outsourced to third-parties, and other systems, such as FTD's order transmission and fulfillment system and the platform for our international social networking Web sites, are not redundant. We have experienced systems problems in the past, and we or these third-parties may experience problems in the future. In addition, if these third-parties face financial or other difficulties, our business could be adversely impacted. Any significant errors, failures, interruptions, delays, or other problems with our systems or our third-party vendors or their systems could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

  •
  potential impairment of relationships with users, customers or vendors as a result of changes in management of the acquired business or other factors;

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

        We are currently, and have been in the past, party to various legal actions. These actions may include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third-party patents, claims involving unfair competition, claims in connection with employment practices, securities laws claims, breach of contract claims, and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims including, without limitation, claims for defamation, right of publicity, negligence, trademark and copyright infringement, and privacy and security matters. Various governmental agencies have in the past, and may in the future, assert claims, institute legal actions, inquiries or investigations, or impose obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancelation, refund, or disclosure practices. Defending against lawsuits, inquiries and investigations involves significant expense and diversion of management's attention and resources from other matters. We may not prevail in existing or future claims. The failure to successfully defend against certain types of claims, including claims relating to our business practices or alleging infringement of proprietary rights, could result in our incurring significant liabilities related to judgments or settlements or require us to change our business practices. Infringement claims may also result in our being required to obtain licenses from third-parties, which licenses may not be available on acceptable terms, if at all. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

  •
  our ability to apply excess cash flow or proceeds from certain types of securities offerings, asset sales and other transactions to purposes other than the repayment of debt, as well as servicing of the debt, could be limited;

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

        We have capitalized goodwill and identifiable intangible assets in connection with our acquisitions. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill or any such assets might be permanently impaired. If our acquisitions are not commercially successful, we would likely be required to record impairment charges which would negatively impact our financial condition and results of operations. We have experienced impairment charges in the past, and in the fourth quarter of 2008, we recorded material impairment charges related to our FTD segment's goodwill and indefinite-lived intangible assets. Given the current economic environment and the uncertainties regarding the impact on our businesses, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill and identifiable intangible assets impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or growth rates of certain reporting units or other factors are not achieved or are revised downward, we may be required to record additional impairment charges in future periods. In addition, from time to time, we record tangible or intangible assets on our balance sheet that, due to changes in value or in our strategy, may have to be expensed in future periods. Write-downs or impairments of assets, whether tangible or intangible, could adversely and materially impact our financial condition and results of operations.

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

        We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, user privacy and data protection, consumer protection, and unclaimed property. Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. Any changes in such laws and regulations, the enactment of any additional laws or regulations, failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our products and services, our costs, or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

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

        Our businesses could be materially and adversely affected by a catastrophic event. A disaster such as a fire, earthquake, flood, power loss, terrorism, or other similar event, affecting any of our facilities, data centers or computer systems, or those of our third-party vendors, could result in a significant and extended disruption of our operations and services. Any prolonged disruption of our services due to these or other events would severely impact our businesses. We do not carry flood insurance for one of our facilities, and the property, business interruption and other insurance we do carry may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions in our services.

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

        The market price of our common stock has fluctuated significantly and it may continue to be volatile with extreme trading volume fluctuations. In addition, The Nasdaq Global Select Market has experienced substantial price and trading volume fluctuations. The broad market and industry factors that influence or affect such fluctuations may harm the market price of our common stock, regardless of our actual operating performance. As a result of these or other reasons, we have experienced and may continue to experience significant volatility in the market price of our common stock.

ADDITIONAL RISKS RELATING TO OUR FTD SEGMENT

Competition could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        We compete in the market for flowers and, to a lesser degree, specialty gifts. In the consumer market, consumers are our customers for direct sales of floral and specialty gifts through our Web sites and toll-free telephone numbers. In the floral network services market, retail florists are our customers for memberships and subscriptions to our various floral network services including, among other things, access to the FTD and Interflora brands and the Mercury Man logo, access to the florist network, credit card processing services, e-commerce Web sites, online advertising tools, and telephone answering and order-taking services.

        The consumer market for flowers and specialty gifts is highly competitive, and consumers can purchase the products we offer from numerous sources, including traditional retail florists, supermarkets, specialty gift retailers and nationwide floral marketers, such as those that use Web sites, toll-free telephone numbers and catalogs. The floral network services market is highly competitive as well, and retail florists may choose from a few floral network service providers that offer similar products and services. In the U.S., our key competitors in the consumer market include 1-800-FLOWERS.COM, Inc. and Proflowers.com, and our key competitors in the floral services market include Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM. International key competitors include Marks & Spencer, NEXT, John Lewis, Teleflorist, and Flowers Direct.

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

        We believe that our success in promoting and enhancing our brands depends on our ability to provide our customers high-quality products and a high level of customer service. Our business depends, in part, on the ability of our network of independent florist members and third-party suppliers who fulfill our orders to do so at high-quality levels. We work with our florist members and third-party suppliers to develop best practices for quality assurance; however, we generally do not directly control or continuously monitor any florist member or third-party supplier. The failure of our network of florist members or third-party suppliers to fulfill orders to our customers' satisfaction, at an acceptable level of quality and within the required timeframe, could adversely impact our brands and cause us to lose customers, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        The market for loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as loyalty marketing programs grow in popularity. Our MyPoints online loyalty marketing service faces competition for members from several other online loyalty marketing programs. We also face competition from offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies.

        Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales, and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do, offer a wider variety of services, have more compelling Web sites with more extensive user-generated content or offer their services free to their users. If our competitors are more successful than we are in attracting and retaining members, our ability to maintain a large and growing member base will be adversely affected. If our social networking competitors provide similar services for free, we may not be able to continue to charge for any of our social networking services. Competition could have a material adverse effect on our subscription revenues from social networking services, as well as on advertising revenues from our social networking and online loyalty marketing services. More intense competition could also require us to increase our marketing or other expenditures. As a result of competition, our number of members, revenues and profitability could be adversely affected.

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

        A number of our social networking pay account subscriptions each month are not renewed or are canceled, which, for the Classmates Media segment, we refer to as "churn." The level of churn we experience fluctuates from quarter to quarter due to a variety of factors, including our mix of subscription terms, which affects the timing of subscription expirations, as well as the degree of credit card failures. We must continually add new social networking pay accounts both to replace pay accounts who churn and to grow our business beyond our current pay account base. We expect that our churn rate will continue to fluctuate from period to period. A significant majority of our pay accounts are on plans that automatically renew at the end of their subscription period and we have received complaints with respect to our renewal policies and practices. Any change in our renewal policies or practices, or in the degree of credit card failures, could have a material impact on our churn rate. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could reduce our revenues and adversely affect our financial results.

Failure to increase or maintain the number of members for our social networking and online loyalty marketing services or the activity level of these members could cause our business and financial results to suffer.

        The success of our social networking and online loyalty marketing services depends upon our ability to increase or maintain our base of free members and the level of activity of those members. A decline in the number of registered or active free social networking members, or a decline in the activity of those members, could result in decreased pay accounts, decreased content on our Web sites and decreased advertising revenues. A decline in the number of registered or active online loyalty marketing service members could result in decreased advertising revenues. The failure to increase or maintain our base of free members, or the failure to convince our free members to actively participate in our Web sites or services, could have a material adverse effect on our business and our financial results.

Our social networking and online loyalty marketing services rely heavily on email campaigns, and any disruptions or restrictions on the sending of emails or increase in the associated costs could adversely affect our business and results of operations.

        Our emails generate the majority of the traffic on our social networking Web sites and are the most important driver of member activity for our online loyalty marketing service. A significant number of members of our social networking and online loyalty marketing services elect to opt-out of receiving certain types of emails. Without the ability to email these members, we have very limited means of inducing members to return to our Web sites and utilize our services. An increase in the number of members who opt-out of receiving our emails could adversely affect our business and results of operations.

        Each month, a significant number of email addresses for members of our social networking and online loyalty marketing services become invalid. This disrupts our ability to email these members and prevents social networking members from being able to contact these members, which is a key reason why members use our social networking services. From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our members. Third-parties may also block, impose restrictions on, or start to charge for, the delivery of emails through their email systems. Due to the importance of email to our businesses, any disruption or restriction on the distribution of emails or increase in the associated costs could materially and adversely affect our revenues and profitability.

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

        Most of our Communications revenues and profits come from our dial-up Internet access services. As a result of expected continued decreases in our dial-up Internet access pay accounts and, potentially, the average monthly revenue per pay account, we expect that our Communications services revenues, advertising revenues, and the profitability of this segment will continue to decline over time. The number of dial-up Internet access pay accounts has been adversely impacted by both a decrease in the number of new pay accounts signing up for our services as well as the impact of subscribers canceling their accounts, which, for the Communications segment, we refer to as "churn." Churn has increased from time to time and may increase in the future. The rate of decline in Communications services revenues has accelerated in some periods and may continue to accelerate. We also expect that our Communications advertising revenues will continue to decline. Continued declines, particularly if such declines accelerate, in Communications revenues will materially and adversely impact the profitability of this segment.

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

        Our dial-up Internet access services also rely on their compatibility with other third-party systems, products and features, including operating systems. Incompatibility with third-party systems and products could adversely affect our ability to deliver our services or a user's ability to access our services and could also adversely impact the distribution channels for our services. Our services are dependent on dial-up modems and an increasing number of computer manufacturers, including certain manufacturers with whom we have distribution relationships, do not pre-load their new computers with dial-up modems, requiring the user to separately acquire a modem to access our services. There can be no assurance that, as the dial-up Internet access market declines and new technologies emerge, we will be able to continue to effectively distribute and deliver our services.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable

(c)   Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program and has extended the program. In April 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the program, bringing the total amount authorized under the program to $200 million. In January 2009, the Board of Directors again further extended the program through December 31, 2009. From August 2001 through September 30, 2009, we had repurchased $139.2 million of our common stock under the program. We have not repurchased any shares of our common stock under the program since February 2005 and, at September 30, 2009, the remaining amount available under the program was $60.8 million.

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

        Common stock repurchases through September 30, 2009 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
2001 - 2006	11,147	$12.72	10,932	$60,782
February 15, 2007	194	$13.72	—	$60,782
May 15, 2007	71	$15.89	—	$60,782
August 15, 2007	69	$12.82	—	$60,782
November 15, 2007	56	$16.66	—	$60,782
January 27, 2008	142	$10.71	—	$60,782
February 15, 2008	404	$11.49	—	$60,782
May 15, 2008	81	$11.81	—	$60,782
August 15, 2008	104	$11.79	—	$60,782
November 15, 2008	72	$6.62	—	$60,782
November 18, 2008	3	$6.37	—	$60,782
January 2, 2009	1	$6.02	—	$60,782
February 13, 2009	1	$5.19	—	$60,782
February 15, 2009	501	$5.19	—	$60,782
May 15, 2009	115	$6.62	—	$60,782
August 15, 2009	249	$7.41	—	$60,782

Total	13,210	$12.23	10,932

ITEM 6.    EXHIBITS

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Employment Agreement between the Registrant and Charles B. Ammann	X		000-33367	11/6/2009
10.2	First Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.	X		000-33367	11/6/2009
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/6/2009
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/6/2009
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/6/2009
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/6/2009

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2009	UNITED ONLINE, INC. (Registrant)
	By:	/s/ SCOTT H. RAY Scott H. Ray Executive Vice President and Chief Financial Officer
	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Senior Vice President, Finance, Treasurer and Chief Accounting Officer

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Employment Agreement between the Registrant and Charles B. Ammann	X		000-33367	11/6/2009
10.2	First Amendment to Employment Agreement between the Registrant and Frederic A. Randall, Jr.	X		000-33367	11/6/2009
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/6/2009
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/6/2009
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/6/2009
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/6/2009