Form 10-Q
period 2010-03-31
UNITED ONLINE INC
filed 2010-05-07
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

        There were 87,133,658 shares of the Registrant's common stock outstanding at April 30, 2010.

UNITED ONLINE, INC.

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2010

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$120,923	$115,509
Accounts receivable, net of allowance for doubtful accounts	48,410	55,874
Deferred tax assets, net	15,652	15,797
Other current assets	20,105	25,599

Total current assets	205,090	212,779
Property and equipment, net	61,676	63,547
Goodwill	455,783	464,151
Intangible assets, net	280,409	292,520
Other assets	16,006	16,937

Total assets	$1,018,964	$1,049,934

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$75,250	$71,668
Accrued liabilities	48,122	50,428
Member redemption liability	19,852	20,666
Deferred revenue	75,651	74,294
Long-term debt	14,552	24,383

Total current liabilities	233,427	241,439
Member redemption liability	4,878	5,089
Deferred revenue	3,313	3,340
Long-term debt, net of discounts	290,593	304,563
Deferred tax liabilities, net	43,580	44,788
Other liabilities	18,143	18,064

Total liabilities	593,934	617,283

Commitments and contingencies
Stockholders' equity:
Common stock	9	8
Additional paid-in capital	510,896	518,580
Accumulated other comprehensive loss	(38,122)	(26,963)
Accumulated deficit	(47,753)	(58,974)

Total stockholders' equity	425,030	432,651

Total liabilities and stockholders' equity	$1,018,964	$1,049,934

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2010	2009
Revenues:
Services	$127,238	$150,382
Products	124,487	113,265

Total revenues	251,725	263,647
Operating expenses:
Cost of revenues—services	26,013	29,642
Cost of revenues—products	95,185	84,692
Sales and marketing	50,130	55,763
Technology and development	14,349	17,141
General and administrative	30,984	30,414
Amortization of intangible assets	8,163	8,591
Restructuring charges	1,069	—

Total operating expenses	225,893	226,243

Operating income	25,832	37,404
Interest income	465	348
Interest expense	(7,149)	(8,201)
Other income, net	82	38

Income before income taxes	19,230	29,589
Provision for income taxes	8,009	12,536

Net income	$11,221	$17,053

Income allocated to participating securities	(727)	(671)

Net income applicable to common stockholders	$10,494	$16,382

Basic net income per common share	$0.12	$0.20

Shares used to calculate basic net income per common share	85,759	82,570

Diluted net income per common share	$0.12	$0.20

Shares used to calculate diluted net income per common share	86,545	82,837

Dividends paid per common share	$0.10	$0.10

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended March 31,
	2010	2009
Net income	$11,221	$17,053
Foreign currency translation	(11,159)	(2,265)

Comprehensive income	$62	$14,788

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2010	84,958	$8	$518,580	$(26,963)	$(58,974)	$432,651
Exercises of stock options	1	—	4	—	—	4
Vesting of restricted stock units	1,599	1	(1)	—	—	—
Repurchases of common stock	—	—	(6,047)	—	—	(6,047)
Dividends paid on shares outstanding and restricted stock units	—	—	(9,108)	—	—	(9,108)
Change in dividends payable on restricted stock units	—	—	243	—	—	243
Stock-based compensation	—	—	7,860	—	—	7,860
Foreign currency translation	—	—	—	(11,159)	—	(11,159)
Tax shortfalls from equity awards	—	—	(635)	—	—	(635)
Net income	—	—	—	—	11,221	11,221

Balance at March 31, 2010	86,558	$9	$510,896	$(38,122)	$(47,753)	$425,030

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$11,221	$17,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,830	14,683
Stock-based compensation	7,860	9,366
Provision for doubtful accounts receivable	1,235	1,161
Accretion of discounts and amortization of debt issue costs	1,427	1,013
Deferred taxes, net	(525)	(2,180)
Tax shortfalls from equity awards	(109)	(492)
Excess tax benefits from equity awards	(326)	(227)
Other	201	162
Changes in operating assets and liabilities:
Accounts receivable	5,909	2,803
Other assets	6,045	9,859
Accounts payable and accrued liabilities	2,931	(12,007)
Member redemption liability	(1,026)	(1,050)
Deferred revenue	1,364	3,476
Other liabilities	450	(41)

Net cash provided by operating activities	51,487	43,579

Cash flows from investing activities:
Purchases of property and equipment	(5,162)	(6,347)

Net cash used for investing activities	(5,162)	(6,347)

Cash flows from financing activities:
Payments on term loans	(25,082)	(5,438)
Proceeds from exercises of stock options	4	109
Repurchases of common stock	(6,047)	(2,611)
Payments for dividends	(9,108)	(8,770)
Excess tax benefits from equity awards	326	227

Net cash used for financing activities	(39,907)	(16,483)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,004)	(512)
Change in cash and cash equivalents	5,414	20,237
Cash and cash equivalents, beginning of period	115,509	104,514

Cash and cash equivalents, end of period	$120,923	$124,751

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in dividends payable on restricted stock units	$(243)	$77

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. (together with its subsidiaries, "United Online", "UOL" or the "Company") is a leading provider of consumer products and services over the Internet through a number of brands, including FTD, Interflora, Classmates, StayFriends, NetZero, and MyPoints. The Company reports its business in three reportable segments: FTD, Classmates Media and Communications. The Company's FTD segment provides floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services. The Company's Classmates Media services are online social networking and online loyalty marketing. The Company's primary Communications services are Internet access and email. On a combined basis, the Company's Web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements for the quarters ended March 31, 2010 and 2009 include United Online. The unaudited condensed consolidated balance sheet information at December 31, 2009 is derived from the Company's audited consolidated financial statements, filed on February 23, 2010 with the Securities and Exchange Commission ("SEC") in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The Company's unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2009 included in the Company's Annual Report on Form 10-K.

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Quarter Ended March 31, 2010
	FTD	Classmates Media	Communications	Total
Services	$31,731	$33,952	$37,018	$102,701
Products	124,487	—	—	124,487
Advertising	469	16,550	8,223	25,242

Total segment revenues	$156,687	$50,502	$45,241	$252,430

Segment income from operations	$14,046	$10,095	$16,521	$40,662

	Quarter Ended March 31, 2009
	FTD	Classmates Media	Communications	Total
Services	$32,798	$38,221	$48,049	$119,068
Products	113,265	—	—	113,265
Advertising	1,924	20,252	9,929	32,105

Total segment revenues	$147,987	$58,473	$57,978	$264,438

Segment income from operations	$19,230	$12,155	$20,702	$52,087

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2010	2009
Segment revenues:
FTD	$156,687	$147,987
Classmates Media	50,502	58,473
Communications	45,241	57,978
Intersegment eliminations	(705)	(791)

Consolidated revenues	$251,725	$263,647

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2010	2009
Segment operating expenses:
FTD	$142,641	$128,757
Classmates Media	40,407	46,318
Communications	28,720	37,276

Total segment operating expenses	211,768	212,351
Depreciation	6,667	6,092
Amortization of intangible assets	8,163	8,591
Intersegment eliminations	(705)	(791)

Consolidated operating expenses	$225,893	$226,243

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2010	2009
Segment income from operations:
FTD	$14,046	$19,230
Classmates Media	10,095	12,155
Communications	16,521	20,702

Total segment income from operations	40,662	52,087
Depreciation	(6,667)	(6,092)
Amortization of intangible assets	(8,163)	(8,591)

Consolidated operating income	$25,832	$37,404

        International revenues are generated by the Company's operations in Europe. International revenues totaled $56.9 million and $49.2 million for the quarters ended March 31, 2010 and 2009, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	March 31, 2010	December 31, 2009
United States	$68,773	$71,280
Europe	8,909	9,204

Total long-lived assets	$77,682	$80,484

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to or assess performance of the segments and, therefore, pursuant to ASC 280, Segment Reporting, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Other Current Assets

        Other current assets consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Prepaid expenses	$11,820	$14,112
Gift cards related to member redemption liability	2,847	4,017
Floral-related inventories, net	2,468	4,035
Other	2,970	3,435

Total	$20,105	$25,599

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Computer software and equipment	$163,421	$159,359
Land and buildings	17,173	17,671
Furniture and fixtures	16,648	16,485

	197,242	193,515
Less: accumulated depreciation and amortization	(135,566)	(129,968)

Total	$61,676	$63,547

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Employee compensation and related expenses	$15,971	$22,475
Income taxes payable	12,288	8,565
Non-income taxes payable	5,801	5,325
Customer deposits	3,854	3,636
Reserve for pending lawsuit	2,567	2,200
Other	7,641	8,227

Total	$48,122	$50,428

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the quarter ended March 31, 2010 were as follows (in thousands):

	FTD	Classmates Media	Communications	Total
Balance at January 1, 2010:
Goodwill (excluding impairment charges)	$445,931	$124,731	$13,227	$583,889
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill	331,931	124,731	7,489	464,151
Foreign currency translation	(8,357)	(11)	—	(8,368)

Balance at March 31, 2010:
Goodwill (excluding impairment charges)	437,574	124,720	13,227	575,521
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill	$323,574	$124,720	$7,489	$455,783

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	March 31, 2010
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,780	$(89,507)	$11,273
Customer contracts and relationships	111,406	(36,342)	75,064
Trademarks and trade names	181,268	(15,584)	165,684
Software and technology	46,335	(18,241)	28,094
Patents, domain names and other	4,596	(4,302)	294

Total	$444,385	$(163,976)	$280,409

	December 31, 2009
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,825	$(88,935)	$11,890
Customer contracts and relationships	112,575	(31,856)	80,719
Trademarks and trade names	184,020	(14,912)	169,108
Software and technology	46,726	(16,279)	30,447
Patents, domain names and other	4,602	(4,246)	356

Total	$448,748	$(156,228)	$292,520

        The Company's acquired trademarks and trade names related to the FTD acquisition of $229.8 million, prior to impairment charges, are indefinite-lived and, accordingly, there is no associated amortization expense or accumulated amortization. At March 31, 2010 and December 31, 2009, the FTD trademarks and trade names after impairment and foreign currency translation adjustments totaled $155.5 million and $158.2 million, respectively.

5. CREDIT AGREEMENTS

UOL Credit Agreement

        In connection with the acquisition by the Company of FTD Group, Inc. (together with its subsidiaries, "FTD") in August 2008, United Online, Inc. entered into a $60 million senior secured credit agreement with Silicon Valley Bank (the "UOL Credit Agreement") and borrowed $60 million thereunder. The net proceeds of the term loan under the UOL Credit Agreement were used to finance, in part, the acquisition of FTD. In April 2010, United Online, Inc. made a voluntary prepayment of $14.7 million plus accrued interest for a total of payment of $14.8 million, under the UOL Credit Agreement to retire the credit facility.

FTD Credit Agreement

        In connection with the FTD acquisition in August 2008, UNOLA Corp., then an indirect wholly-owned subsidiary of United Online, Inc., which subsequently merged into FTD Group, Inc., entered

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT AGREEMENTS (Continued)

into a $425 million senior secured credit agreement with Wells Fargo Bank National Association, as Administrative Agent (the "FTD Credit Agreement"), consisting of (i) a term loan A facility of up to $75 million, (ii) a term loan B facility of up to $300 million, and (iii) a revolving credit facility of up to $50 million. In April 2010, FTD Group, Inc. made a voluntary prepayment of $15.0 million under the FTD Credit Agreement.

        The changes in the Company's debt balances, net of discounts, for the quarter ended March 31, 2010 were as follows (in thousands):

	Balance at January 1, 2010	Repayments of Debt	Accretion of Discounts	Balance at March 31, 2010
UOL Credit Agreement	$24,383	$(10,082)	$251	$14,552
FTD Credit Agreement, term loan A	59,779	(2,917)	170	57,032
FTD Credit Agreement, term loan B	244,784	(12,083)	860	233,561
FTD Credit Agreement, revolving credit facility	—	—	—	—

Total	$328,946	$(25,082)	$1,281	$305,145

        Future minimum principal payments based upon the outstanding and scheduled mandatory debt payments under the UOL Credit Agreement and FTD Credit Agreement, excluding required prepayments based on excess cash flows, were as follows at March 31, 2010 (in thousands):

			Year Ending December 31,
	Total Gross Debt	April - December 2010
			2011	2012	2013	2014
UOL Credit Agreement	$14,737	$11,250	$3,487	$—	$—	$—
FTD Credit Agreement, term loan A	58,273	—	5,298	7,505	45,470	—
FTD Credit Agreement, term loan B	241,352	—	1,857	2,475	2,475	234,545

Total	$314,362	$11,250	$10,642	$9,980	$47,945	$234,545

        At March 31, 2010, the borrowing capacity under the FTD revolving credit facility, which was reduced by $1.1 million in outstanding letters of credit, was $48.9 million.

        Subject to certain exceptions, FTD Group, Inc. is required to make annual prepayments of a portion of the term loans under the FTD Credit Agreement based on excess cash flow as defined in the FTD Credit Agreement (commencing in the second quarter of 2010).

6. FAIR VALUE MEASUREMENTS

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

information about assets at March 31, 2010 that are required to be measured at fair value on a recurring basis (in thousands):

Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value
Money market funds	$83,961	$83,961	$—
Time deposits	7,306	—	7,306

Total	$91,267	$83,961	$7,306

        The Company estimated the fair value of its long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimate of its credit ratings. The Company estimated its credit ratings as A/A– for the long-term debt associated with the UOL Credit Agreement resulting in a discount rate of 3%, and BBB/BB+ for the long-term debt associated with the FTD Credit Agreement resulting in a discount rate of 5%. The table below summarizes the fair value estimates for long-term debt at March 31, 2010, as defined by ASC 825, Disclosures about Fair Value of Financial Instruments, (in thousands):

	Carrying Amount	Estimated Fair Value
Long-term debt, net of discounts, including current portion	$305,145	$340,730

7. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2010. From August 2001 through March 31, 2010, the Company had repurchased $139.2 million of its common stock under the program, leaving $60.8 million of authorization remaining under the program. The Company has not repurchased any shares of its common stock under the program since February 2005.

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay applicable employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the program. Upon vesting of restricted stock units or issuance of stock awards, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the quarter ended March 31, 2010 and 2009 were $6.0 million and $2.6 million, respectively, for which the Company withheld 964,000 and 503,000 shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY (Continued)

Dividends

        Dividends are paid on shares of common stock and, in general, unvested restricted stock units outstanding as of the record date.

        In February 2010, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The dividend was paid on February 26, 2010 and totaled $9.1 million.

        In April 2010, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is May 14, 2010 and the dividend will be paid on May 28, 2010.

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

8. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following captions within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended March 31,
	2010	2009
Operating expenses:
Cost of revenues—services	$181	$256
Cost of revenues—products	19	—
Sales and marketing	1,217	1,248
Technology and development	973	1,193
General and administrative	5,470	6,669

Total stock-based compensation	$7,860	$9,366

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

9. NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income per common share for the quarters ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	Quarter Ended March 31,
	2010	2009
Numerator:
Net income	$11,221	$17,053
Income allocated to participating securities	(727)	(671)

Net income applicable to common stockholders	$10,494	$16,382

Denominator:
Weighted-average common shares	85,759	82,570

Shares used to calculate basic net income per common share	85,759	82,570

Add: Dilutive effect of non-participating securities	786	267

Shares used to calculate diluted net income per common share	86,545	82,837

Basic net income per common share	$0.12	$0.20

Diluted net income per common share	$0.12	$0.20

        The diluted net income per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the quarters ended March 31, 2010 and 2009 were 2.8 million and 10.0 million, respectively.

10. RESTRUCTURING CHARGES

        For the quarter ended March 31, 2010, the Company recorded restructuring charges totaling $1.1 million related to the closure of certain FTD call center facilities in the United States and the United Kingdom. Restructuring charges primarily included lease termination costs and employee termination benefits.

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

Overview

        We are a leading provider of consumer products and services over the Internet through a number of brands including FTD, Interflora, Classmates, StayFriends, NetZero, and MyPoints. Our FTD segment provides floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services. Our Classmates Media segment services are online social networking and online loyalty marketing. Our primary Communications segment services are Internet access and email. On a combined basis, our Web properties attract a significant number of Internet users, and we offer a broad range of Internet marketing services for advertisers.

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

        Consumer Business.    FTD is a leading marketer of flowers and specialty gift items to consumers. FTD operates in the U.S. and Canada, primarily through the www.ftd.com Web site and 1-800-SEND-FTD toll-free telephone number, and in the U.K. and the Republic of Ireland through the www.interflora.co.uk and www.interflora.ie Web sites and various telephone numbers. FTD also operates mobile Web sites that are optimized for mobile phones with Internet connections. While floral arrangements and plants are FTD's primary offerings, FTD also markets and sells other specialty gift items including gourmet food, special occasion gifts, bath and beauty products, jewelry, wine and gift baskets, chocolates, and stuffed animals.

        Floral Network Business.    FTD provides a comprehensive suite of products and services that promote revenue growth and enhance the operating efficiencies of its floral network members, including services that enable such members to receive, send and deliver floral orders. Floral network members include traditional retail florists, as well as other retailers offering floral and related products and services, that are located primarily in the U.S., Canada, the U.K., and the Republic of Ireland. The large network of floral network members provides an order fulfillment vehicle for our consumer business and allows FTD to offer same-day delivery capability (subject to certain limitations) to populations throughout the U.S., Canada, the U.K., and Ireland.

Classmates Media

        Our Classmates Media services include online social networking under the Classmates brand and online loyalty marketing under the MyPoints brand. Our Classmates Media services also include international online social networking under the StayFriends and Trombi brands.

        Online Social Networking.    Our social networking Web sites enable users to locate and interact with acquaintances from their past, with school affiliations as the primary focus. Led by our flagship Classmates Web site (www.classmates.com) that serves the U.S. and Canada, our social networking services have a large and diverse population of users, with over 60 million registered accounts at March 31, 2010.

        Our social networking members can choose between free membership and a paid subscription offering additional features. Free accounts constitute the vast majority of our social networking accounts. Revenues from our social networking services are derived from subscription fees and advertising fees.

        Online Loyalty Marketing.    MyPoints connects advertisers with its members by allowing members to earn rewards points for engaging in online activities. MyPoints is a free service for consumers who need only provide their name, zip code, gender, date of birth, and an email address to register. Members register to receive direct email marketing and other online loyalty promotions, and earn points for responding to email offers, taking market research companies' surveys, shopping online at the MyPoints Web site which serves as a shopping portal, searching the Internet through a MyPoints branded toolbar, playing MyPoints branded online games, and engaging in other online activities. Rewards points are redeemable primarily in the form of third-party gift cards from over 75 merchants, including, among others, retailers, theaters, restaurants, airlines, and hotels. Participating merchants include, among others, Amazon.com, iTunes, Marriott, Macy's, and Target.

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

        Our broadband Internet access services consist of digital subscriber lines (also known as "DSL") services that we purchase from third parties and resell under our own brands. These services are primarily used as a means to retain users who are leaving our dial-up Internet access services and we have conducted very limited marketing of our broadband Internet access services to the general public.

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures are:

FTD Segment Metrics

        Consumer Orders.    We monitor the number of consumer orders for floral and gift products during a given period. Consumer orders are orders delivered during the period that originated in the U.S. and Canada primarily from the www.ftd.com Web site and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily from the www.interflora.co.uk and www.interflora.ie Web sites and various telephone numbers. Orders originating with a florist or other retail location for delivery to consumers are not included. The number of consumer orders received may fluctuate significantly from period to period due to seasonality resulting from the timing of key holidays; general economic conditions; fluctuations in marketing expenditures on initiatives designed to attract new and retain existing customers; changes in pricing for our floral, plant and specialty gift products or competitive offerings; and changing consumer preferences, among other factors.

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

        ARPU.    We monitor ARPU, which is calculated by dividing services revenues generated from the pay accounts of our Classmates Media or Communications segment, as applicable, for a period (after translation into U.S. Dollars) by the average number of segment pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and end of a period. ARPU may fluctuate significantly from period to period as a result of a variety of factors, including, but not limited to, the extent to which promotional, discounted or retention pricing is used to attract new, or retain existing, paying subscribers; changes in the mix of pay services and the related pricing plans; increases or decreases in the price of our services; the timing of pay accounts being added or removed during a period; and the average foreign currency exchange rate between the U.S. Dollar and the Euro.

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

        The table below sets forth, for the quarterly periods presented, as applicable, our consolidated revenues, segment revenues, consumer orders, average order value, average currency exchange rate, pay accounts (at the end of the period), segment churn (monthly average for the period), ARPU (monthly average for the period), and segment active accounts (monthly average for the period).

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

	Quarter Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Consolidated:
Revenues (in thousands)	$251,725	$249,490	$216,206	$260,789	$263,647
FTD:
Segment revenues (in thousands)	$156,687	$141,116	$107,526	$149,216	$147,987
% of consolidated revenues	62%	57%	50%	57%	56%
Consumer orders (in thousands)	1,813	1,594	1,075	1,711	1,691
Average order value	$59.42	$60.14	$61.29	$59.78	$57.70
Average currency exchange rate: GBP to USD	1.54	1.63	1.64	1.55	1.43
Classmates Media:
Segment revenues (in thousands)	$50,502	$60,712	$58,682	$58,155	$58,473
% of consolidated revenues	20%	24%	27%	22%	22%
Pay accounts (in thousands)	4,988	4,886	4,785	4,621	4,563
Segment churn	3.2%	3.8%	3.8%	4.3%	4.1%
ARPU	$2.29	$2.53	$2.71	$2.81	$2.87
Segment active accounts (in millions)	17.5	19.4	16.9	16.4	16.8
Communications:
Segment revenues (in thousands)	$45,241	$48,429	$50,679	$54,147	$57,978
% of consolidated revenues	18%	19%	23%	21%	22%
Pay accounts (in thousands):
Access	967	1,036	1,118	1,203	1,316
Other	306	314	322	329	337

Total pay accounts	1,273	1,350	1,440	1,532	1,653
Segment churn	4.3%	4.4%	4.6%	4.9%	4.8%
ARPU	$9.41	$9.43	$9.43	$9.55	$9.45
Segment active accounts (in millions)	2.1	2.2	2.3	2.4	2.6

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

Advertising Revenues

        We provide advertising opportunities to marketers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities across our various properties. We also offer targeting technologies, Web site sponsorships and Web site integrations.

  FTD

        FTD advertising revenues consist primarily of post-transaction sales that are generated when FTD and Interflora consumers are presented with third-party offers immediately after completing a purchase on the www.ftd.com and www.interflora.co.uk Web sites.

  Classmates Media

        Our online social networking services have historically generated advertising revenues primarily from post-transaction sales occurring after Classmates members have completed the pay account registration process and, to a lesser extent, from display advertisements. Advertising inventory on our social networking Web sites includes text and graphic placements on the user home page, profile page, class list page, and most other pages on our Web sites. We also sell a portion of our advertising inventory through third-party advertising resellers.

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

  Communications

        Our Communications services generate advertising revenues from search placements, display advertisements and online market research. Substantially all of our Communications advertising revenues are generated from our Internet access services. Advertising revenues also include intercompany commissions from our Classmates Media segment which are included in reported segment results and are eliminated upon consolidation.

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

Technology and Development

        Technology and development expenses include expenses for product development, maintenance of existing software and technology and development of new or improved software and technology, including personnel-related expenses for our technology group in various office locations. Costs incurred by us to manage and monitor our technology and development activities are expensed as incurred. Costs relating to the acquisition and development of internal-use software are capitalized when appropriate and depreciated over their estimated useful lives, generally three years.

General and Administrative

        General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources, facilities, internal audit, investor relations, and internal customer support personnel. In addition, general and administrative expenses include, among other costs, professional fees for legal, accounting and financial services; insurance; occupancy and other overhead-related costs; office relocation costs; non-income taxes; and expenses incurred and credits received as a result of settlements, judgments, fines, penalties, assessments, or other resolutions related to litigation, arbitration, investigations, disputes, or similar matters, or reserves for any of the foregoing. General and administrative expenses also include expenses resulting from actual or proposed transactions such as business combinations, mergers, acquisitions, and financing transactions, including expenses for advisors and representatives such as investment bankers, consultants, attorneys, and accounting firms.

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

Restructuring Charges

        Restructuring charges consist of costs associated with the realignment and reorganization of our operations and generally include severance expenses and facility closure and relocation costs.

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

        Unaudited condensed consolidated financial information was as follows (in thousands):

	Quarter Ended March 31,
	2010	2009
Revenues	$251,725	$263,647
Operating expenses:
Cost of revenues	121,198	114,334
Sales and marketing	50,130	55,763
Technology and development	14,349	17,141
General and administrative	30,984	30,414
Amortization of intangible assets	8,163	8,591
Restructuring charges	1,069	—

Total operating expenses	225,893	226,243

Operating income	25,832	37,404
Interest income	465	348
Interest expense	(7,149)	(8,201)
Other income, net	82	38

Income before income taxes	19,230	29,589
Provision for income taxes	8,009	12,536

Net income	$11,221	$17,053

        Information for our three reportable segments was as follows (in thousands):

	FTD		Classmates Media		Communications
	Quarter Ended March 31,		Quarter Ended March 31,		Quarter Ended March 31,
	2010	2009	2010	2009	2010	2009
Revenues	$156,687	$147,987	$50,502	$58,473	$45,241	$57,978
Operating expenses:
Cost of revenues	99,613	89,851	8,289	8,978	10,645	13,059
Sales and marketing	26,584	24,839	17,217	20,029	6,403	11,397
Technology and development	3,226	2,968	5,488	7,327	3,346	4,808
General and administrative	12,149	11,099	9,413	9,984	8,326	8,012
Restructuring charges	1,069	—	—	—	—	—

Total operating expenses	142,641	128,757	40,407	46,318	28,720	37,276

Segment income from operations	$14,046	$19,230	$10,095	$12,155	$16,521	$20,702

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2010	2009
Segment revenues:
FTD	$156,687	$147,987
Classmates Media	50,502	58,473
Communications	45,241	57,978
Intersegment eliminations	(705)	(791)

Consolidated revenues	$251,725	$263,647

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2010	2009
Segment operating expenses:
FTD	$142,641	$128,757
Classmates Media	40,407	46,318
Communications	28,720	37,276

Total segment operating expenses	211,768	212,351
Depreciation	6,667	6,092
Amortization of intangible assets	8,163	8,591
Intersegment eliminations	(705)	(791)

Consolidated operating expenses	$225,893	$226,243

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2010	2009
Segment income from operations:
FTD	$14,046	$19,230
Classmates Media	10,095	12,155
Communications	16,521	20,702

Total segment income from operations	40,662	52,087
Depreciation	(6,667)	(6,092)
Amortization of intangible assets	(8,163)	(8,591)

Consolidated operating income	$25,832	$37,404

Quarter Ended March 31, 2010 compared to Quarter Ended March 31, 2009

        The following table presents our consolidated operating results as a percentage of consolidated revenues for the quarters ended March 31, 2010 and 2009.

	Quarter Ended March 31,
	2010	2009
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	48.1	43.4
Sales and marketing	19.9	21.2
Technology and development	5.7	6.5
General and administrative	12.3	11.5
Amortization of intangible assets	3.2	3.3
Restructuring charges	0.4	—

Total operating expenses	89.7	85.8

Operating income	10.3	14.2
Interest income	0.2	0.1
Interest expense	(2.8)	(3.1)
Other income, net	—	—

Income before income taxes	7.6	11.2
Provision for income taxes	3.2	4.8

Net income	4.5%	6.5%

Consolidated Results

        Revenues.    Consolidated revenues decreased by $11.9 million, or 5%, to $251.7 million for the quarter ended March 31, 2010, compared to $263.6 million for the quarter ended March 31, 2009. The decrease in consolidated revenues was primarily due to a $12.7 million decrease in revenues from our Communications segment and an $8.0 million decrease in revenues from our Classmates Media segment, partially offset by an $8.7 million increase in revenues from our FTD segment. Consolidated revenues related to our FTD, Classmates Media and Communications segments constituted 62.1%,

20.0% and 17.9%, respectively, of our total segment revenues for the quarter ended March 31, 2010, compared to 56.0%, 22.1% and 21.9%, respectively, for the quarter ended March 31, 2009. As previously disclosed, in January 2010, we terminated our domestic post-transaction sales agreements. For the quarter ended March 31, 2010, these agreements, which have minimal costs of revenues, contributed $0.1 million, or less than 1%, of our FTD segment revenues, and $1.1 million, or 2%, of our Classmates Media segment revenues, compared to $1.7 million, or 1%, of our FTD segment revenues and $4.5 million, or 8%, of our Classmates Media segment revenues for the quarter ended March 31, 2009. We expect to be able to replace only a limited portion of the advertising revenues previously generated through these agreements. As a result of a number of factors, including those discussed throughout the results of operations discussion, we anticipate consolidated revenues and operating income will decrease in 2010 as compared to 2009.

        Cost of Revenues.    Consolidated cost of revenues increased by $6.9 million, or 6%, to $121.2 million for the quarter ended March 31, 2010, compared to $114.3 million for the quarter ended March 31, 2009. Consolidated cost of revenues as a percentage of consolidated revenues increased to 48.1% for the quarter ended March 31, 2010, compared to 43.4% for the prior-year period. The increase of $6.9 million was primarily due to a $9.8 million increase in cost of revenues associated with our FTD segment. The increase was partially offset by a $2.4 million decrease in cost of revenues associated with our Communications segment and a $0.7 million decrease associated with our Classmates Media segment. Cost of revenues related to our FTD, Classmates Media and Communications segments constituted 84.0%, 7.0% and 9.0%, respectively, of our total segment cost of revenues for the quarter ended March 31, 2010, compared to 80.3%, 8.0% and 11.7%, respectively, for the quarter ended March 31, 2009.

        Sales and Marketing Expenses.    Consolidated sales and marketing expenses decreased by $5.6 million, or 10%, to $50.1 million for the quarter ended March 31, 2010, compared to $55.8 million for the quarter ended March 31, 2009. Consolidated sales and marketing expenses as a percentage of consolidated revenues decreased to 19.9% for the quarter ended March 31, 2010, compared to 21.2% for the prior-year period. The decrease of $5.6 million was primarily due to a $5.0 million decrease in sales and marketing expenses associated with our Communications segment and a $2.8 million decrease associated with our Classmates Media segment. The decrease was partially offset by a $1.7 million increase in sales and marketing expenses associated with our FTD segment and a $0.4 million increase in depreciation expense. The decrease as a percentage of revenues was primarily due to a reduction in marketing spending by our Classmates Media and Communications segments, partially offset by an increase in marketing spending by our FTD segment. Sales and marketing expenses related to our FTD, Classmates Media and Communications segments constituted 53.0%, 34.3% and 12.8%, respectively, of total segment sales and marketing expenses for the quarter ended March 31, 2010, compared to 44.1%, 35.6% and 20.3%, respectively, for the quarter ended March 31, 2009.

        Technology and Development Expenses.    Consolidated technology and development expenses decreased by $2.8 million, or 16%, to $14.3 million for the quarter ended March 31, 2010, compared to $17.1 million for the quarter ended March 31, 2009. Consolidated technology and development expenses as a percentage of consolidated revenues decreased to 5.7% for the quarter ended March 31, 2010, compared to 6.5% for the prior-year period. The decrease of $2.8 million was primarily related to a $1.8 million decrease in technology and development expenses associated with our Classmates Media segment and a $1.5 million decrease associated with our Communications segment. The decrease was partially offset by a $0.3 million increase in technology and development expenses associated with our FTD segment and a $0.3 million increase in depreciation expense. The decrease in technology and development expenses as a percentage of revenues was primarily due a greater portion of revenues being derived from our FTD segment, which has lower technology and development expenses as a percentage of revenues compared to the other segments. Technology and development expenses related to our FTD, Classmates Media and Communications segments constituted 26.7%, 45.5% and 27.7%, respectively, of total segment technology and development expenses for the quarter ended March 31, 2010, compared to 19.7%, 48.5% and 31.8%, respectively, for the quarter ended March 31, 2009.

        General and Administrative Expenses.    Consolidated general and administrative expenses increased by $0.6 million, or 2%, to $31.0 million for the quarter ended March 31, 2010, compared to $30.4 million for the quarter ended March 31, 2009. Consolidated general and administrative expenses as a percentage of consolidated revenues increased to 12.3% for the quarter ended March 31, 2010, compared to 11.5% for the prior-year period. The increase of $0.6 million was primarily due a $1.1 million increase in general and administrative expenses associated with our FTD segment and a $0.3 million increase associated with our Communications segment. The increase was partially offset by a $0.6 million decrease in general and administrative expenses associated with our Classmates Media segment and a $0.2 million decrease in depreciation expense. The increase in general and administrative expenses was also due to $2.0 million of expenses incurred in connection with a potential transaction that failed to consummate. Such expenses were allocated to the FTD, Classmates Media and Communications segments equally and are reflected in the aforementioned results. The increase in general and administrative expenses as a percentage of revenues was primarily due to the continued declines in revenues from our Communications segment. General and administrative expenses related to our FTD, Classmates Media and Communications segments constituted 40.6%, 31.5% and 27.9%, respectively, of total segment general and administrative expenses for the quarter ended March 31, 2010, compared to 38.1%, 34.3% and 27.5%, respectively, for the quarter ended March 31, 2009.

        Amortization of Intangible Assets.    Consolidated amortization of intangible assets decreased by $0.4 million, or 5%, to $8.2 million for the quarter ended March 31, 2010, compared to $8.6 million for the quarter ended March 31, 2009. The decrease was primarily due to certain intangible assets related to our acquisition of Classmates Online becoming fully amortized in prior periods.

        Restructuring Charges.    Consolidated restructuring charges increased by $1.1 million for the quarter ended March 31, 2010. There were no restructuring charges for the quarter ended March 31, 2009. Restructuring charges for the quarter ended March 31, 2010 were related to the closure of certain FTD call center facilities in the United States and the United Kingdom.

        Interest Income.    Interest income increased by $0.1 million, or 34%, to $0.5 million for the quarter ended March 31, 2010, compared to $0.3 million for the quarter ended March 31, 2009.

        Interest Expense.    Interest expense decreased by $1.1 million, or 13%, to $7.1 million for the quarter ended March 31, 2010, compared to $8.2 million for the quarter ended March 31, 2009. Interest expense was primarily related to interest on our credit facilities, including accretion of discounts and amortization of debt issue costs. The decrease was primarily due to declining debt balances as a result of repayments on our term loans.

        Other Income, Net.    Other income, net increased by $44,000, or 116%, to $82,000 for the quarter ended March 31, 2010, compared to $38,000 for the quarter ended March 31, 2009.

        Provision for Income Taxes.    For the quarter ended March 31, 2010, we recorded a provision for income taxes of $8.0 million on pre-tax income of $19.2 million, resulting in a year-to-date effective income tax rate of 41.6%. For the quarter ended March 31, 2009, we recorded a provision for income taxes of $12.5 million on pre-tax income of $29.6 million, resulting in a year-to-date effective income tax rate of 42.4%. The year-over-year rate has declined primarily due to the benefits resulting from statute expirations of uncertain tax positions.

FTD Segment Results

        The following table presents FTD segment's operating expenses and income from operations as a percentage of FTD revenues for the quarters ended March 31, 2010 and 2009.

	Quarter Ended March 31,
	2010	2009
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	63.6	60.7
Sales and marketing	17.0	16.8
Technology and development	2.1	2.0
General and administrative	7.8	7.5
Restructuring charges	0.7	—

Total operating expenses	91.0	87.0

Segment income from operations	9.0%	13.0%

        FTD Revenues.    FTD revenues increased by $8.7 million, or 6%, to $156.7 million for the quarter ended March 31, 2010, compared to $148.0 million for the quarter ended March 31, 2009. Excluding the foreign currency exchange rate impact of $3.5 million due to a stronger British Pound versus the U.S. Dollar, revenues increased by $5.2 million, or 4%, compared to the prior-year period, primarily due to increased consumer order volume. The increase was partially offset by a decrease in advertising revenues generated from post-transaction sales.

        FTD Cost of Revenues.    FTD cost of revenues increased by $9.8 million, or 11%, to $99.6 million for the quarter ended March 31, 2010, compared to $89.9 million for the quarter ended March 31, 2009. Excluding the impact of foreign currency exchange rates of $2.5 million, cost of revenues increased by $7.3 million, or 8%, compared to the prior-year period, primarily as a result of the increase in consumer order volume noted above. FTD cost of revenues as a percentage of revenues increased to 63.6% for the quarter ended March 31, 2010, compared to 60.7% for the prior-year period. Cost of revenues as a percentage of revenues was negatively impacted by a shift in the mix of products and services sold and a reduction in post-transaction sales revenues, which have minimal cost of revenues, as a result of the termination of the company's domestic post-transaction sales agreements.

        FTD Sales and Marketing Expenses.    FTD sales and marketing expenses increased by $1.7 million, or 7%, to $26.6 million for the quarter ended March 31, 2010, compared to $24.8 million for the quarter ended March 31, 2009. FTD sales and marketing expenses as a percentage of revenues increased to 17.0% for the quarter ended March 31, 2010, compared to 16.8% for the prior-year period. Excluding the impact of foreign currency exchange rates of $0.4 million, sales and marketing expenses increased by $1.4 million, or 6%, compared to the prior-year period. The increase was largely due to higher marketing expenditures related to television advertising for the Valentine's Day holiday in 2010, partially offset by a decrease in expenses related to online marketing and print advertising.

        FTD Technology and Development Expenses.    FTD technology and development expenses increased by $0.3 million, or 9%, to $3.2 million for the quarter ended March 31, 2010, compared to $3.0 million for the quarter ended March 31, 2009. FTD technology and development expenses as a percentage of revenues remained relatively constant with the prior-year period at 2.1%. Excluding the impact of foreign currency exchange rates of $0.1 million, technology and development expenses increased by $0.2 million, or 5%, compared to the prior-year period.

        FTD General and Administrative Expenses.    FTD general and administrative expenses increased by $1.1 million, or 9%, to $12.1 million for the quarter ended March 31, 2010, compared to $11.1 million for the quarter ended March 31, 2009. FTD general and administrative expenses as a percentage of revenues increased to 7.8% for the quarter ended March 31, 2010, compared to 7.5% for the prior-year period. Excluding the impact of foreign currency exchange rates of $0.1 million, general and administrative expenses increased by $0.9 million, or 8%, compared to the prior-year period. The increase was largely attributable to an increase in allocated corporate costs, including $0.7 million of allocated expenses related to the potential transaction that failed to consummate, and allocated stock-based compensation. The increase was partially offset by a decrease in personnel-related costs as a result of reduced headcount.

        FTD Restructuring Charges.    FTD recorded restructuring charges of $1.1 million for the quarter ended March 31, 2010 related to the closure of certain call center facilities in the United States and the United Kingdom. There were no restructuring charges in the quarter ended March 31, 2009.

Classmates Media Segment Results

        The following table presents the Classmates Media segment's operating expenses and income from operations as a percentage of Classmates Media revenues for the quarters ended March 31, 2010 and 2009.

	Quarter Ended March 31,
	2010	2009
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	16.4	15.4
Sales and marketing	34.1	34.3
Technology and development	10.9	12.5
General and administrative	18.6	17.1

Total operating expenses	80.0	79.2

Segment income from operations	20.0%	20.8%

        Classmates Media Revenues.    Classmates Media revenues decreased by $8.0 million, or 14%, to $50.5 million for the quarter ended March 31, 2010, compared to $58.5 million for the quarter ended March 31, 2009. The decrease in Classmates Media revenues was partially due to a $4.3 million decrease in services revenues. Services revenues decreased, despite an 11% increase in our average number of pay accounts from 4.4 million for the quarter ended March 31, 2009 to 4.9 million for the quarter ended March 31, 2010, as a result of a 20% decrease in ARPU from $2.87 for the quarter ended March 31, 2009 to $2.29 for the quarter ended March 31, 2010. The decrease in ARPU was primarily attributable to the increased use of discounted pricing plans offered to certain U.S. online social networking pay accounts on a promotional basis in recent quarters. In addition, Classmates Media advertising revenues decreased by $3.7 million primarily due to a decrease in revenues generated from post-transaction sales, compared to the quarter ended March 31, 2009. As a result of the termination of Classmates Media's post-transaction sales agreements in January 2010, we expect decreased advertising revenues in 2010 as compared to 2009. Although we intend to enter into new post-transaction sales agreements, there are no assurances that we will enter into any such agreements.

        Classmates Media Cost of Revenues.    Classmates Media cost of revenues decreased by $0.7 million, or 8%, to $8.3 million for the quarter ended March 31, 2010, compared to $9.0 million for the quarter ended March 31, 2009. Classmates Media cost of revenues as a percentage of Classmates Media revenues increased to 16.4% for the quarter ended March 31, 2010, compared to 15.4% for the prior-year period. The decrease of $0.7 million was primarily related to a decrease in customer support and billing-related costs. The increase in cost of revenues as a percentage of Classmates Media revenues was primarily due to a smaller portion of revenues being generated from post-transaction sales, which have minimal costs of revenues.

        Classmates Media Sales and Marketing Expenses.    Classmates Media sales and marketing expenses decreased by $2.8 million, or 14%, to $17.2 million for the quarter ended March 31, 2010, compared to $20.0 million for the quarter ended March 31, 2009. Classmates Media sales and marketing expenses as a percentage of Classmates Media revenues decreased slightly to 34.1% for the quarter ended March 31, 2010, compared to 34.3% for the prior-year period. The decrease of $2.8 million was largely the result of a $1.7 million net decrease in marketing costs as a result of decreased costs to acquire new online social networking members, partially offset by an increase in costs to acquire new online loyalty marketing members. The decrease was also due to a $1.1 million decrease in personnel-and overhead-related expenses as a result of reduced headcount.

        Classmates Media Technology and Development Expenses.    Classmates Media technology and development expenses decreased by $1.8 million, or 25%, to $5.5 million for the quarter ended March 31, 2010, compared to $7.3 million for the quarter ended March 31, 2009. Classmates Media technology and development expenses as a percentage of Classmates Media revenues decreased to 10.9% for the quarter ended March 31, 2010, compared to 12.5% for the prior-year period. The decrease in expenses was primarily due to a $1.6 million decrease in personnel-related expenses as a result of reduced headcount.

        Classmates Media General and Administrative Expenses.    Classmates Media general and administrative expenses decreased by $0.6 million, or 6%, to $9.4 million for the quarter ended March 31, 2010, compared to $10.0 million for the quarter ended March 31, 2009. Classmates Media general and administrative expenses as a percentage of Classmates Media revenues increased to 18.6% for the quarter ended March 31, 2010, compared to 17.1% for the prior-year period. The decrease of $0.6 million was primarily due to a $1.4 million decrease in personnel-related costs and a $0.9 million decrease in overhead-related expenses. The decrease was partially offset by a $0.7 million increase in professional services and consulting fees, $0.7 million of allocated expenses related to the potential transaction that failed to consummate and a $0.4 million increase in litigation settlement charges related to an increase in administrative costs expected to be incurred in connection with the settlement of a pending lawsuit.

Communications Segment Results

        The following table presents the Communications segment's operating expenses and income from operations as a percentage of Communications revenues for the quarters ended March 31, 2010 and 2009.

	Quarter Ended March 31,
	2010	2009
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	23.5	22.5
Sales and marketing	14.2	19.7
Technology and development	7.4	8.3
General and administrative	18.4	13.8

Total operating expenses	63.5	64.3

Segment income from operations	36.5%	35.7%

        Communications Revenues.    Communications revenues decreased by $12.7 million, or 22%, to $45.2 million for the quarter ended March 31, 2010, compared to $58.0 million for the quarter ended March 31, 2009. The decrease in Communications revenues was primarily due to an $11.0 million decrease in services revenues as a result of a 27% decrease in our average number of dial-up Internet access pay accounts from 1.3 million for the quarter ended March 31, 2009 to 0.9 million for the quarter ended March 31, 2010, and a slight decrease in ARPU from $9.45 for the quarter ended March 31, 2009 to $9.41 for the quarter ended March 31, 2010. The decrease in Communications revenues was also due to a $1.7 million decrease in advertising revenues resulting from the decrease in pay accounts and a decrease in search revenues following our transition to a new search provider. In 2010, we expect that Communications pay accounts, services revenues, and advertising revenues will continue to decline as compared to the year-ago period.

        Communications Cost of Revenues.    Communications cost of revenues decreased by $2.4 million, or 18%, to $10.6 million for the quarter ended March 31, 2010, compared to $13.1 million for the quarter ended March 31, 2009. Communications cost of revenues as a percentage of Communications revenues increased to 23.5% for the quarter ended March 31, 2010, compared to 22.5% for the prior-year period. The decrease of $2.4 million was largely due to a $1.0 million decrease in telecommunications costs associated with our dial-up Internet access services primarily due to a decrease in the number of pay accounts, a decrease in hourly usage per pay account and lower average hourly telecommunications costs. In addition, Communications cost of revenues decreased as a result of a $0.8 million decrease in customer support and billing-related costs due to a decrease in the number of dial-up Internet access pay accounts and a $0.6 million decrease in personnel-related costs as a result of reduced headcount.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $5.0 million, or 44%, to $6.4 million for the quarter ended March 31, 2010, compared to $11.4 million for the quarter ended March 31, 2009. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 14.2% for the quarter ended March 31, 2010, compared to 19.7% for the prior-year period. The decrease in expenses reflect the Company's ongoing efforts to reduce sales and marketing expenses and focus on more cost-efficient spending as a result of the continued decline in dial-up Internet access pay accounts and revenues. The decrease of $5.0 million was attributable to a $4.5 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services and, to a lesser extent, a $0.6 million decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Communications Technology and Development Expenses.    Communications technology and development expenses decreased by $1.5 million, or 30%, to $3.3 million for the quarter ended March 31, 2010, compared to $4.8 million for the quarter ended March 31, 2009. Communications technology and development expenses as a percentage of Communications revenues decreased to 7.4% for the quarter ended March 31, 2010, compared to 8.3% for the prior-year period. The decrease in expenses was primarily the result of a $1.3 million decrease in personnel-related expenses as a result of reduced headcount.

        Communications General and Administrative Expenses.    Communications general and administrative expenses increased by $0.3 million, or 4%, to $8.3 million, for the quarter ended March 31, 2010, compared to $8.0 million for the quarter ended March 31, 2009. Communications general and administrative expenses as a percentage of Communications revenues increased to 18.4% for the quarter ended March 31, 2010, compared to 13.8% for the prior-year period. The increase of $0.3 million was primarily due to $0.7 million of allocated expenses related to the potential transaction that failed to consummate and a $0.3 million increase in bad debt expense, partially offset by a $0.6 million decrease in professional services and consulting fees. The increase as a percentage of revenues was largely attributable to continued declines in revenues as a result of continuing declines in the number of dial-up Internet access pay accounts.

Liquidity and Capital Resources

        On August 26, 2008, we completed the acquisition of 100% of the capital stock of FTD Group, Inc. The FTD acquisition was funded, in part, with the net proceeds from (i) a $60 million senior secured credit agreement with Silicon Valley Bank (the "UOL Credit Agreement") and (ii) $375 million of term loan borrowings under senior secured credit facilities with Wells Fargo Bank, National Association, as Administrative Agent (the "FTD Credit Agreement"). In connection with the FTD Credit Agreement, FTD Group, Inc. received a $50 million revolving line of credit. In April 2010, we made a voluntary prepayment of $14.7 million plus accrued interest for a total payment of $14.8 million, under the UOL Credit Agreement to retire our credit facility with Silicon Valley Bank. In April 2010, we also made a voluntary prepayment of $15.0 million under the FTD Credit Agreement.

        Our total cash and cash equivalent balances increased by $5.4 million, or 4.7%, to $120.9 million at March 31, 2010, compared to $115.5 million at December 31, 2009. Our summary cash flows for the quarters ended March 31, 2010 and 2009 were as follows (in thousands):

	Quarter Ended March 31,
	2010	2009
Net cash provided by operating activities	$51,487	$43,579
Net cash used for investing activities	$(5,162)	$(6,347)
Net cash used for financing activities	$(39,907)	$(16,483)

Quarter Ended March 31, 2010 compared to Quarter Ended March 31, 2009

        Net cash provided by operating activities increased by $7.9 million, or 18.1%, for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. Net cash provided by operating activities is driven by our net income adjusted for non-cash items, including, but not limited to, depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, deferred taxes, tax benefits from equity awards, and changes in operating assets and liabilities. Net income, adjusted for non-cash items, decreased by $4.7 million to $35.8 million for the quarter ended March 31, 2010 compared to the prior-year period. The decrease was offset by a $12.6 million increase in the change in working capital, primarily due to a favorable change in accounts payable and accrued expenses for the quarter ended March 31, 2010 compared to the prior-year period.

Changes in working capital can cause variation in our cash flows provided by operating activities from quarter to quarter due to seasonality, timing and other factors.

        Net cash used for investing activities decreased by $1.2 million, or 18.7%, for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. The decrease was due to a decrease in capital expenditures.

        Capital expenditures for the quarter ended March 31, 2010 were $5.2 million. We currently anticipate that our total capital expenditures for 2010 will be in the range of $26 million to $31 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $23.4 million, or 142.1%, for the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009. The increase in net cash used for financing activities was primarily due to an increase in payments on term loans of $19.6 million, an increase in common stock repurchases of $3.4 million and an increase in payment of dividends of $0.3 million for the quarter ended March 31, 2010, compared to the prior-year period.

        The payment of dividends reduces our cash flows from financing activities. In February 2010, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The dividend was paid on February 26, 2010 and totaled $9.1 million. In April 2010, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is May 14, 2010 and the dividend will be paid on May 28, 2010. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors. In accordance with the terms of the FTD Credit Agreement, cash flows at FTD will, in general, not be available to United Online, Inc. or our segments other than the FTD segment.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2010. From August 2001 through March 31, 2010, we repurchased a total of $139.2 million of our common stock under the program. We have not repurchased any shares of our common stock under the program since February 2005 and, at March 31, 2010, the remaining amount available under the program was $60.8 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units, restricted stock awards and stock awards we award to employees. We currently do not collect the applicable employee withholding taxes from employees upon vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the program. Similar to repurchases of common stock under the program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the quarters ended March 31, 2010 and 2009 were $6.0 million and $2.6 million, respectively, for which we withheld 964,000 shares and 503,000 shares of common stock, respectively, that were underlying the restricted stock units and restricted stock awards which vested and stock awards that were issued. The amount we pay in future quarters will vary based on our stock price and the number of restricted stock units vesting and stock awards being issued during the quarter.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, both contractual payments and optional prepayments on the outstanding balance under the FTD Credit Agreement; dividend payments, if declared by United Online, Inc.'s Board of Directors; the development and/or acquisition of other services, businesses or technologies; the repurchase of our common stock underlying restricted stock units and stock awards to pay the employee withholding taxes due on vested restricted stock units and stock awards issued; the repurchase of our common stock under the program; and future capital expenditures.

        Under the terms of the FTD Credit Agreement, there are significant limitations on our ability to use cash flows generated by the FTD segment for the benefit of United Online, Inc. or the Communications and Classmates Media segments. The FTD Credit Agreement also includes provisions which may require us to make debt prepayments in the event that we generate excess cash flow, as defined in the FTD Credit Agreement, on an annual basis. The assessments of future excess cash flow for FTD, on a standalone basis, require us to forecast its respective cash flows from operations less certain cash outflows, including, but not limited to, those related to capital expenditures and income taxes. The determination of excess cash flow obligations requires us to make significant estimates regarding our cash flows from operations, capital expenditures, income taxes, and other items. Actual results could differ from our current projections and we could be required to pay materially different amounts under the excess cash flow provisions of the FTD Credit Agreement. The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital as well as the terms at which such capital might be offered to us. With respect to the UOL Credit Agreement, in April 2010, we made a voluntary prepayment which retired such credit facility. Prior to doing so, the terms of the UOL Credit Agreement included significant limitations on our ability to use cash flows generated by our Communications and Classmates Media segments for the benefit of the FTD segment. The UOL Credit Agreement also included excess cash flow obligations similar to the obligations described above for the FTD Credit Agreement but determined on a quarterly basis. We currently expect to have sufficient liquidity to fulfill our debt service obligations, at least in the next twelve months.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, developing new or enhancing existing services or products, repurchasing our common stock, acquiring other services, businesses or technologies or funding significant capital expenditures, and have a material adverse effect on our business, financial position, results of operations, and cash flows as well as impair our ability to pay future dividends. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

Contractual Obligations

        Contractual obligations at March 31, 2010 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest	$413,738	$36,424	$64,406	$312,908	$—
Member redemption liability, long-term	24,730	19,852	4,878	—	—
Operating leases(1)	49,849	14,968	17,110	11,088	6,683
Services and promotional contracts	4,703	3,913	790	—	—
Telecommunications purchases	879	879	—	—	—
Media purchases	809	809	—	—	—
Floral-related purchases	5,563	4,613	950	—	—
Other long-term liabilities	2,839	240	1,871	255	473

Total	$503,110	$81,698	$90,005	$324,251	$7,156

(1)
The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating $0.1 million. We remain secondarily liable under these leases in the event that any sublessee defaults under the sublease terms. We do not believe that material payments will be required as a result of our secondary responsibilities.

        Commitments under letters of credit at March 31, 2010 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Letters of credit	$2,217	$1,676	$299	$242	$—

        Letters of credit are maintained pursuant to certain of our lease arrangements. The letters of credit remain in effect at declining levels through the terms of the related leases. In addition, standby letters of credit are maintained by FTD to secure credit card processing activity.

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

Off-Balance Sheet Arrangements

        At March 31, 2010, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash, cash equivalents, and the outstanding balance of the FTD Credit Agreement. The interest rate set forth in the FTD Credit Agreement for loans made under the revolving credit facility and term loan A facility is either LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 2.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The interest rate set forth in the FTD Credit Agreement for loans made under the term loan B facility is either LIBOR plus 4.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 3.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The FTD Credit Agreement also requires that FTD Group, Inc. maintain one or more interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, or other similar arrangements to manage risks associated with interest rate fluctuations and exposures on its credit facilities with Wells Fargo Bank, National Association. Accordingly, in November 2008, FTD Group, Inc. entered into a three-year interest rate cap instrument based on LIBOR and a $150 million notional amount of our FTD Credit Agreement. At inception and at December 31, 2008, the interest rate cap instrument was designated as a cash flow hedge against expected future cash flows attributable to future LIBOR interest payments on the outstanding borrowings under the FTD Credit Agreement. However, in January 2009, as economic and capital market conditions continued to deteriorate, we determined that prime rate-based borrowings were more attractive than LIBOR-based borrowings. Therefore, in January 2009, the cash flow hedge was de-designated and accordingly does not currently qualify for hedge accounting treatment. As a result, subsequent fluctuations in the market value of the interest rate cap are recorded in earnings. For the quarter ended March 31, 2010, the amount recorded in earnings as a result of such fluctuations was immaterial. A 100 basis point increase in interest rates would result in an estimated annual increase in our interest expense related to our debt of approximately $3.1 million. With respect to the UOL Credit Agreement, prior to our retirement of such credit facility in April 2010, it provided for interest at either LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 2.00% per annum.

        While we do not currently maintain any short-term investments, we still maintain deposits which are classified as cash equivalents. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates.

Foreign Currency Risk

        We transact business in foreign currencies and are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP"), the Euro ("EUR"), the Indian Rupee ("INR"), and the Canadian Dollar ("CAD"), which may result in gains or losses reported in our earnings. The volatilities in GBP, EUR, INR, and CAD (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the trend in currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and expenses. A 10% adverse change in overall foreign currency exchange rates over an entire year would result in a material reduction in estimated annual revenues and estimated annual income before income taxes. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income, net in the unaudited condensed consolidated statements of operations.

        In the second quarter of 2009, we entered into foreign currency forward contracts to partially offset the economic effect of fluctuations in the U.S. Dollar against the British Pound. These derivatives were intended to minimize the foreign currency exchange rate impact of intercompany dividend payments in British Pounds. Changes in the fair value of these derivatives were recognized in earnings in the period of change. We may in the future also use other hedging programs, including derivative financial instruments commonly utilized, if it is determined that such hedging activities are appropriate to reduce risk. At March 31, 2010, we had no foreign currency forward contracts outstanding.

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

        In 2009, a committee of the U.S. Senate commenced an investigation of post-transaction sales practices and the companies that have engaged in such practices. As part of such investigation, we received a request for information from the committee, and we have cooperated with, and have responded to, such request. In addition, we have received a civil investigative demand from the Attorney General of the State of Washington and subpoenas from the Attorney General of the State of New York regarding their respective investigations into such practices and the companies that have engaged in them, including us. We have been cooperating with the investigations, but we cannot predict their outcome or their potential implications for our business. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices.

        Lawsuits and investigations involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of our outstanding legal proceedings, investigations, claims, and litigation will have a material adverse effect on our business, financial condition, results of operations, or cash flows, the results of legal proceedings, investigations, claims, and litigation are inherently uncertain and we cannot provide assurance that we will not be materially and adversely impacted by the results of such proceedings or investigations. At March 31, 2010, we had not established any reserves for legal proceedings and investigations except for a $2.6 million reserve for a pending lawsuit.

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

ITEM 1A.    RISK FACTORS

        The risk factors set forth below are substantially the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

        Our advertising revenues have in the past declined, and may in the future decline, when compared to prior periods. For 2010, we expect that our advertising revenues will decrease as compared to 2009. We anticipate advertising revenues generated by our Communications segment to continue to decline primarily as a result of the decrease in our dial-up Internet access pay accounts. In addition, our Communications segment has derived significant advertising revenues from search, and we recently changed Internet search providers. Changes to the terms of our search agreement or the inability of the new search provider's service to monetize as well as the prior service, could have a material adverse effect on our Communications segment's advertising revenues. Also, all of our revenues from our online loyalty marketing service are derived from advertising, and we have experienced from time to time, and may continue to experience, significant declines in revenues from this service. In addition, prior to 2010, our Classmates Media and FTD segments have collectively derived significant advertising revenues from domestic post-transaction sales agreements. Post-transaction sales involve the online presentation of a third-party offer immediately following the point where a consumer has purchased our subscription services or floral products, as applicable. In January 2010, we terminated our domestic post-transaction sales agreements. As discussed in greater detail in the risk factor related to changes in laws and regulations, certain governmental agencies have been investigating post-transaction sales practices and the companies that have engaged in such practices, including us. Although we expect to continue to offer our members and customers complementary services or products at the end of our registration or sale processes, including third-party offers as well as our own offers, there are no assurances that we will enter into any such third-party arrangements or that such offers will be well received by our members or customers. Even if we do enter into third-party arrangements, we anticipate that the revenues generated from such arrangements will be significantly less than the post-transaction sales revenues generated in 2009. Any or all of the above factors could cause our advertising revenues and profits to significantly decline in the future.

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

        The systems underlying the operations of each of our business segments are complex and diverse, and must efficiently integrate with third-party systems, such as credit card processors. Key systems include, without limitation, order transmission, fulfillment and processing including the system for transmitting orders through the floral network; billing; Web site and database management; customer support; telecommunications network management; advertisement serving and management systems; and internal financial systems. Some of these systems, such as customer support, are outsourced to third parties, and other systems, such as FTD's order transmission and fulfillment system and the platform for our international social networking Web sites, are not redundant. We have experienced systems problems in the past, and we or these third parties may experience problems in the future. In addition, if these third parties face financial or other difficulties, our business could be adversely impacted. Any significant errors, failures, interruptions, delays, or other problems with our systems or our third-party vendors or their systems could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        One of our strategic objectives is to acquire businesses, services or technologies that will provide us with an opportunity to diversify the products and services we offer, leverage our assets and core competencies, or expand our geographic reach, or that otherwise may be complementary to our existing businesses. However, acquiring companies is a difficult process with many factors outside of our control. In addition, the FTD Credit Agreement imposes certain restrictions on our ability to complete acquisitions and there is no assurance that we will be successful in completing additional acquisitions.

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

        An increase in the number of members or customers who elect to not receive, or are unable to receive, our emails could adversely affect our business and results of operations. From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our members or customers. Third parties may also block, impose restrictions on, or start to charge for, the delivery of emails through their email systems. Due to the importance of email to our businesses, any disruption or restriction on the distribution of emails or increase in the associated costs could materially and adversely affect our revenues and profitability.

FTD has a substantial amount of indebtedness which could adversely affect our ability to raise additional capital to fund operations, our flexibility in operating our business and our ability to react to changes in the economy or our industry, and prevent us from satisfying our debt obligations.

        FTD has a substantial amount of indebtedness which could have important consequences for our business and financial condition. For example:

  •
  if we fail to meet payment obligations or otherwise default under the FTD Credit Agreement, the lenders will have the right to accelerate the indebtedness and exercise other rights and remedies against us;

  •
  we will be required to dedicate a substantial portion of FTD's cash flow from operations to payments on the debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions, and other purposes;

  •
  our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions, and other general corporate requirements could be limited;

  •
  the FTD Credit Agreement imposes operating and financial covenants and restrictions on FTD, including limitations on our ability to use FTD cash flow for the benefit of our subsidiaries other than FTD, and compliance with such covenants and restrictions may adversely affect our ability to adequately finance our operations or capital needs in the future, to pursue attractive business opportunities that may arise in the future, to redeem or repurchase capital stock, to pay dividends, to sell assets, and to make capital expenditures;

  •
  our failure to comply with the covenants in the FTD Credit Agreement, including failure as a result of events beyond our control, could result in an event of default under the credit agreement, which could cause all amounts outstanding with respect to that debt to become immediately due and payable and could materially and adversely affect our operating results, financial condition and liquidity;

  •
  we will experience increased vulnerability to, and limited flexibility in planning for, changes to our businesses and adverse economic and industry conditions;

  •
  we could be placed at a competitive disadvantage relative to other companies with less indebtedness;

  •
  our ability to apply excess FTD cash flow or proceeds from certain types of securities offerings, asset sales and other transactions to purposes other than the repayment of debt, as well as servicing of the debt, could be limited;

  •
  the interest rates under the FTD Credit Agreement will fluctuate and, accordingly, interest expense may increase; and

  •
  if we make voluntary prepayments on our debt, we will have to accelerate the related discount accretion and debt issuance cost amortization, which would impact interest expense, and certain prepayments may be subject to penalties.

        Under the terms of the FTD Credit Agreement, we will be permitted to incur additional indebtedness subject to certain conditions, and the risks described above may be increased if we incur additional indebtedness.

        The FTD Credit Agreement includes guarantees on a joint and several basis by FTD Group, Inc.'s existing and future, direct and indirect domestic subsidiaries and is secured by first priority security interests in, and mortgages on, substantially all of FTD Group, Inc.'s direct and indirect subsidiaries' tangible and intangible assets and first priority pledges of all the equity interests owned by FTD in its existing and future direct and indirect subsidiaries (except with respect to foreign subsidiaries in which case such pledges are limited to 66% of the outstanding capital stock). The occurrence of an event of default under the FTD Credit Agreement could permit the lenders to terminate the commitments of such lenders to make further extensions of credit under the FTD Credit Agreement, to call and enforce the guarantees, and to foreclose on the collateral securing such debt.

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

        The Federal Trade Commission and certain state agencies have investigated Internet companies, including us, in connection with consumer protection and privacy matters. Federal, state and foreign governments have also enacted consumer protection laws, including laws protecting the privacy of consumers' nonpublic personal information. In 2009, a committee of the U.S. Senate commenced an investigation of post-transaction sales practices and the companies that have engaged in such practices. As part of such investigation, we received a request for information from the committee, and we have cooperated with, and have responded to, such request. In addition, we have received a civil investigative demand from the Attorney General of the State of Washington and subpoenas from the Attorney General of the State of New York regarding their respective investigations into such practices and the companies that have engaged in them, including us. We have been cooperating with the investigations, but we cannot predict their outcome or their potential implications for our business. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures, the adoption of new laws or regulations, or our failure to comply with existing laws, including those of foreign countries in which we operate, could decrease our revenues and increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies, changes in laws and regulations, or claims or actions by private parties, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

        Our businesses could be materially and adversely affected by a catastrophic event. A disaster such as a fire, earthquake, flood, power loss, terrorism, or other similar event, affecting any of our facilities, data centers or computer systems, or those of our third-party vendors, or a system interruption or delay that slows down the Internet or makes the Internet or our Web sites temporarily unavailable, could result in a significant and extended disruption of our operations and services. Any prolonged disruption of our services due to these or other events would severely impact our businesses. We do not carry flood insurance for one of our facilities, and the property, business interruption and other insurance we do carry may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions in our services.

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

        We compete in the market for flowers and, to a lesser degree, specialty gifts. In the consumer market, consumers are our customers for direct sales of floral and specialty gifts through our Web sites and various telephone numbers. In the floral network services market, retail florists and supermarkets are our principal customers for memberships and subscriptions to our various floral network services including, among other things, access to the FTD and Interflora brands and the Mercury Man logo, access to the floral network, credit card processing services, e-commerce Web sites, online advertising tools, and telephone answering, order-taking, transmission and clearing-house services.

        The consumer market for flowers and specialty gifts is highly competitive, and consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, specialty gift retailers, and nationwide floral marketers, such as those that use Web sites, toll-free telephone numbers and catalogs. The floral network services market is highly competitive as well, and retail florists and supermarkets may choose from a few floral network service providers that offer similar products and services. In the U.S., our key competitors in the consumer market include 1-800-FLOWERS.COM, Inc., Proflowers.com and Teleflora, and our key competitors in the floral network services market include Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM. International key competitors include Marks & Spencer, NEXT, Flying Flowers, John Lewis, eFlorist (also known as Teleflorist), and Flowers Direct.

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

  •
  governmental bans or quarantines;

  •
  trade restrictions, including U.S. retaliation against foreign trade practices; and

  •
  transportation availability and costs.

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

        Due to the economic conditions in the U.S. and for competitive and other reasons, we recently have been offering a greater percentage of discounted plans on a promotional basis than we typically have offered in the past. In general, these discounted plans offer a one-year subscription term for $9.95, which is a significant discount compared to the current standard pricing for a one-year subscription term of $39.00. The increase in the percentage of pay accounts under a discounted plan has resulted, and may in the future result, in a decrease in subscription revenues and ARPU, at least in the near term. Although these discounted plans will renew at the then-current standard pricing for such subscription term upon the expiration of the initial term, there are no assurances as to the number of pay accounts that will renew at the standard pricing. We intend to continue offering discounted plans in the future, and there are no assurances that the percentage of discounted plans offered during a period will not be higher than anticipated. Our continued use of discounted plans may result in our becoming dependent on offering such plans in order to obtain new pay accounts and retain existing pay accounts and may result in our having to reduce our standard pricing, which would adversely impact our financial results.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable

(c)   Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From time to time, the Board of Directors has increased the amount authorized for repurchase under this program and has extended the program. In April 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the program, bringing the total amount authorized under the program to $200 million. In December 2009, the Board of Directors again further extended the program through December 31, 2010. From August 2001 through March 31, 2010, we repurchased $139.2 million of our common stock under the program, leaving $60.8 million of authorization remaining under the program. We have not repurchased any shares of our common stock under the program since February 2005.

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

        Common stock repurchases during the quarter ended March 31, 2010 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
February 2010	964	$6.27	—	$60,782

ITEM 6.    EXHIBITS

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	United Online, Inc. 2010 Management Bonus Plan	X		000-33367	5/7/2010
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/7/2010
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/7/2010
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/7/2010
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/7/2010

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010	UNITED ONLINE, INC. (Registrant)
	By:	/s/ SCOTT H. RAY Scott H. Ray Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	United Online, Inc. 2010 Management Bonus Plan	X		000-33367	5/7/2010
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/7/2010
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/7/2010
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/7/2010
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/7/2010