Form 10-Q
period 2010-06-30
UNITED ONLINE INC
filed 2010-08-06
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

        There were 87,342,828 shares of the Registrant's common stock outstanding at July 30, 2010.

UNITED ONLINE, INC.

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2010

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$94,929	$115,509
Accounts receivable, net of allowance for doubtful accounts	41,933	55,874
Deferred tax assets, net	14,887	15,797
Other current assets	20,209	25,599

Total current assets	171,958	212,779
Property and equipment, net	63,347	63,547
Goodwill	453,740	464,151
Intangible assets, net	272,471	292,520
Other assets	14,767	16,937

Total assets	$976,283	$1,049,934

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$68,324	$71,668
Accrued liabilities	40,740	50,428
Member redemption liability	19,237	20,666
Deferred revenue	70,661	74,294
Current portion of long-term debt	2,265	24,383

Total current liabilities	201,227	241,439
Member redemption liability	4,760	5,089
Deferred revenue	3,398	3,340
Long-term debt, net of discounts	274,299	304,563
Deferred tax liabilities, net	39,950	44,788
Other liabilities	18,129	18,064

Total liabilities	541,763	617,283

Commitments and contingencies
Stockholders' equity:
Common stock	9	8
Additional paid-in capital	509,837	518,580
Accumulated other comprehensive loss	(41,530)	(26,963)
Accumulated deficit	(33,796)	(58,974)

Total stockholders' equity	434,520	432,651

Total liabilities and stockholders' equity	$976,283	$1,049,934

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Services	$120,715	$146,200	$247,953	$296,582
Products	121,971	114,589	246,458	227,854

Total revenues	242,686	260,789	494,411	524,436
Operating expenses:
Cost of revenues—services	24,667	27,963	50,680	57,605
Cost of revenues—products	90,228	80,486	185,413	165,178
Sales and marketing	49,013	53,675	99,143	109,438
Technology and development	13,646	16,796	27,995	33,937
General and administrative	27,259	30,107	58,243	60,521
Amortization of intangible assets	8,115	8,648	16,278	17,239
Restructuring charges	(78)	—	991	—

Total operating expenses	212,850	217,675	438,743	443,918

Operating income	29,836	43,114	55,668	80,518
Interest income	412	338	877	686
Interest expense	(6,314)	(8,804)	(13,463)	(17,005)
Other income, net	53	93	135	131

Income before income taxes	23,987	34,741	43,217	64,330
Provision for income taxes	10,030	15,474	18,039	28,010

Net income	$13,957	$19,267	$25,178	$36,320

Income allocated to participating securities	(859)	(1,580)	(1,590)	(2,215)

Net income applicable to common stockholders	$13,098	$17,687	$23,588	$34,105

Basic net income per common share	$0.15	$0.21	$0.27	$0.41

Shares used to calculate basic net income per common share	87,021	83,502	86,393	83,038

Diluted net income per common share	$0.15	$0.21	$0.27	$0.41

Shares used to calculate diluted net income per common share	87,782	83,875	87,167	83,359

Dividends paid per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$13,957	$19,267	$25,178	$36,320
Foreign currency translation	(3,408)	25,475	(14,567)	23,210

Comprehensive income	$10,549	$44,742	$10,611	$59,530

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2010	84,958	$8	$518,580	$(26,963)	$(58,974)	$432,651
Exercises of stock options	4	—	11	—	—	11
Issuance of common stock through employee stock purchase plan	573	—	2,612	—	—	2,612
Vesting of restricted stock units	1,735	1	(1)	—	—	—
Repurchases of common stock	—	—	(6,695)	—	—	(6,695)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(18,462)	—	—	(18,462)
Change in dividend equivalents payable on restricted stock units	—	—	208	—	—	208
Stock-based compensation	—	—	14,221	—	—	14,221
Foreign currency translation	—	—	—	(14,567)	—	(14,567)
Tax shortfalls from equity awards	—	—	(637)	—	—	(637)
Net income	—	—	—	—	25,178	25,178

Balance at June 30, 2010	87,270	$9	$509,837	$(41,530)	$(33,796)	$434,520

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$25,178	$36,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,845	29,871
Stock-based compensation	14,221	19,612
Provision for doubtful accounts receivable	2,545	2,876
Accretion of discounts and amortization of debt issue costs	2,720	2,822
Deferred taxes, net	(3,149)	(5,707)
Tax shortfalls from equity awards	(98)	(1,626)
Excess tax benefits from equity awards	(349)	(13)
Other	420	488
Changes in operating assets and liabilities:
Accounts receivable	10,667	6,849
Other assets	6,850	7,846
Accounts payable and accrued liabilities	(10,240)	(24,028)
Member redemption liability	(1,759)	(1,160)
Deferred revenue	(984)	1,795
Other liabilities	422	109

Net cash provided by operating activities	76,289	76,054

Cash flows from investing activities:
Purchases of property and equipment	(14,146)	(12,432)
Purchases of rights, content and intellectual property	(1,170)	—
Proceeds from sales of assets, net	49	14

Net cash used for investing activities	(15,267)	(12,418)

Cash flows from financing activities:
Payments on term loans	(54,819)	(33,478)
Proceeds from exercises of stock options	11	125
Proceeds from employee stock purchase plan	2,612	2,490
Repurchases of common stock	(6,695)	(3,374)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	(18,462)	(17,915)
Excess tax benefits from equity awards	349	13

Net cash used for financing activities	(77,004)	(52,139)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,598)	1,411
Change in cash and cash equivalents	(20,580)	12,908
Cash and cash equivalents, beginning of period	115,509	104,514

Cash and cash equivalents, end of period	$94,929	$117,422

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in dividend equivalents payable on restricted stock units	$(208)	$147

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

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet information at December 31, 2009 is derived from the Company's audited consolidated financial statements, filed on February 23, 2010 with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, but does not include all of the disclosures required by GAAP.

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Recent Accounting Pronouncements

        Credit Quality of Financing Receivables and the Allowance for Credit Losses—In July 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, as codified in Accounting Standards Codification ("ASC") 310. This update enhances the disclosures about the credit quality of financing receivables and the allowance for credit losses, including required disclosures related to credit quality indicators, past due information and modifications of financing receivables. The amendments in this update will be effective in the quarter ending December 31, 2010. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

2. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Quarter Ended June 30, 2010
	FTD	Classmates Media	Communications	Total
Services	$30,545	$33,213	$35,265	$99,023
Products	121,971	—	—	121,971
Advertising	153	15,571	6,774	22,498

Total segment revenues	$152,669	$48,784	$42,039	$243,492

Segment income from operations	$17,576	$10,959	$16,316	$44,851

	Quarter Ended June 30, 2009
	FTD	Classmates Media	Communications	Total
Services	$32,357	$38,718	$45,658	$116,733
Products	114,589	—	—	114,589
Advertising	2,270	19,437	8,489	30,196

Total segment revenues	$149,216	$58,155	$54,147	$261,518

Segment income from operations	$23,909	$14,123	$20,270	$58,302

	Six Months Ended June 30, 2010
	FTD	Classmates Media	Communications	Total
Services	$62,276	$67,165	$72,283	$201,724
Products	246,458	—	—	246,458
Advertising	622	32,121	14,997	47,740

Total segment revenues	$309,356	$99,286	$87,280	$495,922

Segment income from operations	$31,622	$21,054	$32,837	$85,513

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

	Six Months Ended June 30, 2009
	FTD	Classmates Media	Communications	Total
Services	$65,155	$76,939	$93,707	$235,801
Products	227,854	—	—	227,854
Advertising	4,194	39,689	18,418	62,301

Total segment revenues	$297,203	$116,628	$112,125	$525,956

Segment income from operations	$43,139	$26,278	$40,972	$110,389

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment revenues:
FTD	$152,669	$149,216	$309,356	$297,203
Classmates Media	48,784	58,155	99,286	116,628
Communications	42,039	54,147	87,280	112,125
Intersegment eliminations	(806)	(729)	(1,511)	(1,520)

Consolidated revenues	$242,686	$260,789	$494,411	$524,436

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment operating expenses:
FTD	$135,093	$125,307	$277,734	$254,064
Classmates Media	37,825	44,032	78,232	90,350
Communications	25,723	33,877	54,443	71,153

Total segment operating expenses	198,641	203,216	410,409	415,567
Depreciation	6,897	6,540	13,564	12,632
Amortization of intangible assets	8,118	8,648	16,281	17,239
Intersegment eliminations	(806)	(729)	(1,511)	(1,520)

Consolidated operating expenses	$212,850	$217,675	$438,743	$443,918

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment income from operations:
FTD	$17,576	$23,909	$31,622	$43,139
Classmates Media	10,959	14,123	21,054	26,278
Communications	16,316	20,270	32,837	40,972

Total segment income from operations	44,851	58,302	85,513	110,389
Depreciation	(6,897)	(6,540)	(13,564)	(12,632)
Amortization of intangible assets	(8,118)	(8,648)	(16,281)	(17,239)

Consolidated operating income	$29,836	$43,114	$55,668	$80,518

        International revenues are generated by the Company's operations in Europe. International revenues totaled $36.3 million and $93.3 million for the quarter and six months ended June 30, 2010, respectively. International revenues totaled $35.4 million and $84.6 million for the quarter and six months ended June 30, 2009, respectively.

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	June 30, 2010	December 31, 2009
United States	$69,509	$71,280
Europe	8,605	9,204

Total long-lived assets	$78,114	$80,484

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to or assess performance of the segments and, therefore, pursuant to ASC 280, Segment Reporting, total segment assets have not been disclosed.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS

Other Current Assets

        Other current assets consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Prepaid expenses	$12,326	$14,112
Gift cards related to member redemption liability	2,890	4,017
Floral-related inventories, net	2,848	4,035
Other	2,145	3,435

Total	$20,209	$25,599

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Computer software and equipment	$171,429	$159,359
Land and buildings	17,176	17,671
Furniture and fixtures	16,725	16,485

	205,330	193,515
Less: accumulated depreciation and amortization	(141,983)	(129,968)

Total	$63,347	$63,547

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Employee compensation and related expenses	$15,822	$22,475
Income taxes payable	5,742	8,565
Non-income taxes payable	5,431	5,325
Customer deposits	3,300	3,636
Reserves for pending legal matters	4,167	2,200
Other	6,278	8,227

Total	$40,740	$50,428

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the six months ended June 30, 2010 were as follows (in thousands):

	FTD	Classmates Media	Communications	Total
Balance at January 1, 2010:
Goodwill (excluding impairment charges)	$445,931	$124,731	$13,227	$583,889
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill	331,931	124,731	7,489	464,151
Foreign currency translation	(10,383)	(28)	—	(10,411)

Balance at June 30, 2010:
Goodwill (excluding impairment charges)	435,548	124,703	13,227	573,478
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill	$321,548	$124,703	$7,489	$453,740

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	June 30, 2010
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,715	$(90,068)	$10,647
Customer contracts and relationships	111,122	(41,004)	70,118
Trademarks and trade names	180,601	(16,256)	164,345
Software and technology	46,232	(20,266)	25,966
Rights, content and intellectual property	5,753	(4,358)	1,395

Total	$444,423	$(171,952)	$272,471

	December 31, 2009
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,825	$(88,935)	$11,890
Customer contracts and relationships	112,575	(31,856)	80,719
Trademarks and trade names	184,020	(14,912)	169,108
Software and technology	46,726	(16,279)	30,447
Rights, content and intellectual property	4,602	(4,246)	356

Total	$448,748	$(156,228)	$292,520

        The Company's acquired trademarks and trade names of $229.8 million related to the acquisition by the Company of FTD Group, Inc. (together with its subsidiaries, "FTD") in August 2008, prior to impairment charges, are indefinite-lived and, accordingly, there is no associated amortization expense

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

or accumulated amortization. At June 30, 2010 and December 31, 2009, the FTD trademarks and trade names after impairment and foreign currency translation adjustments totaled $154.8 million and $158.2 million, respectively.

5. CREDIT AGREEMENTS

UOL Credit Agreement

        In connection with the acquisition by the Company of FTD in August 2008, United Online, Inc. entered into a $60 million senior secured credit agreement with Silicon Valley Bank (the "UOL Credit Agreement") and borrowed $60 million thereunder. The net proceeds of the term loan under the UOL Credit Agreement were used to finance, in part, the acquisition of FTD. In April 2010, United Online, Inc. paid $14.7 million to retire this credit facility.

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

        The changes in the Company's debt balances, net of discounts, for the six months ended June 30, 2010 were as follows (in thousands):

	Balance at January 1, 2010	Repayments of Debt	Accretion of Discounts	Balance at June 30, 2010
UOL Credit Agreement	$24,383	$(24,819)	$436	$—
FTD Credit Agreement, term loan A	59,779	(5,835)	327	54,271
FTD Credit Agreement, term loan B	244,784	(24,165)	1,674	222,293
FTD Credit Agreement, revolving credit facility	—	—	—	—

Total	$328,946	$(54,819)	$2,437	$276,564

        Future minimum principal payments based upon scheduled mandatory debt payments under the FTD Credit Agreement, excluding required prepayments based on excess cash flows, were as follows at June 30, 2010 (in thousands):

		Year Ending December 31,
	Total Gross Debt
		2011	2012	2013	2014
FTD Credit Agreement, term loan A	$55,356	$5,032	$7,129	$43,195	$—
FTD Credit Agreement, term loan B	229,269	1,764	2,351	2,351	222,803

Total	$284,625	$6,796	$9,480	$45,546	$222,803

        At June 30, 2010, the borrowing capacity under the FTD revolving credit facility, which was reduced by $1.6 million in outstanding letters of credit, was $48.4 million.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT AGREEMENTS (Continued)

        Subject to certain exceptions, FTD Group, Inc. is required to make annual prepayments of a portion of the term loans under the FTD Credit Agreement based on excess cash flow as defined in the FTD Credit Agreement.

6. FAIR VALUE MEASUREMENTS

        ASC 820 establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets at June 30, 2010 that are required to be measured at fair value on a recurring basis (in thousands):

Description	Level 1 Fair Value
Money market funds	$64,975

        The Company estimated the fair value of its long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimate of its credit rating. The Company estimated its credit rating as BBB/BB+ for the long-term debt associated with the FTD Credit Agreement resulting in a discount rate of 5%. The table below summarizes the fair value estimates for long-term debt, net of discounts, including current portion, at June 30, 2010, as defined by ASC 825, Disclosures about Fair Value of Financial Instruments, (in thousands):

	Carrying Amount	Estimated Fair Value
Long-term debt, net of discounts, including current portion	$276,564	$305,543

7. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2010. From August 2001 through June 30, 2010, the Company had repurchased $139.2 million of its common stock under the Program, leaving $60.8 million of authorization remaining under the Program. The Company has not repurchased any shares of its common stock under the Program since February 2005.

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay applicable required employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units or issuance of stock awards, the Company currently does not collect the applicable required employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY (Continued)

that vest, and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the six months ended June 30, 2010 and 2009 were $6.7 million and $3.4 million, respectively, for which the Company withheld 1,054,000 and 618,000 shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued.

Dividends

        Dividends are paid on shares of common stock outstanding as of the record date. In addition, dividend equivalents are generally paid on unvested restricted stock units outstanding as of the record date.

        In February and April 2010, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 26, 2010 and May 28, 2010 and totaled $9.1 million and $9.4 million, respectively, including dividend equivalents paid on outstanding restricted stock units.

        In July 2010, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is August 14, 2010 and the dividend will be paid on August 31, 2010.

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

8. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following captions within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating expenses:
Cost of revenues—services	$133	$271	$314	$527
Cost of revenues—products	11	—	30	—
Sales and marketing	986	1,451	2,203	2,699
Technology and development	855	1,318	1,828	2,511
General and administrative	4,376	7,206	9,846	13,875

Total stock-based compensation	$6,361	$10,246	$14,221	$19,612

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

9. NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income per common share for the quarters and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$13,957	$19,267	$25,178	$36,320
Income allocated to participating securities	(859)	(1,580)	(1,590)	(2,215)

Net income applicable to common stockholders	$13,098	$17,687	$23,588	$34,105

Denominator:
Shares used to calculate basic net income per common share	87,021	83,502	86,393	83,038

Add: Dilutive effect of non-participating securities	761	373	774	321

Shares used to calculate diluted net income per common share	87,782	83,875	87,167	83,359

Basic net income per common share	$0.15	$0.21	$0.27	$0.41

Diluted net income per common share	$0.15	$0.21	$0.27	$0.41

        The diluted net income per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the quarter and six months ended June 30, 2010 were 2.0 million and 2.4 million, respectively. Weighted-average antidilutive shares for the quarter and six months ended June 30, 2009 were 4.6 million and 7.3 million, respectively.

10. RESTRUCTURING CHARGES

        For the six months ended June 30, 2010, the Company recorded restructuring charges totaling $1.0 million primarily related to the closure of certain FTD call center facilities in the United States and the United Kingdom. These restructuring charges primarily included lease termination costs and employee termination benefits.

11. LEGAL CONTINGENCIES

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

        In 2009, a committee of the U.S. Senate commenced an investigation of post-transaction sales practices and the companies that have engaged in such practices. As part of such investigation, the Company received a request for information from the committee and has cooperated with, and responded to, such request. In addition, Classmates Online, Inc. received a civil investigative demand from the Attorney General of the State of Washington, and Classmates Online, Inc. and FTD, Inc. received subpoenas from the Attorney General of the State of New York, regarding their respective investigations into such practices and the companies that have engaged in them, including these subsidiaries. The Company has been cooperating with the investigations and has established reserves in the quarter ended June 30, 2010 for a potential resolution of one of the investigations. However, the Company cannot predict the outcome of any other governmental investigations or their potential implications for the Company's business. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with the Company's former post-transaction sales practices or other current or former business practices.

        Lawsuits and investigations involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although the Company does not believe the outcome of its outstanding legal proceedings, investigations, claims, and litigation will have a material adverse effect on its business, financial condition, results of operations, or cash flows, the results of legal proceedings, investigations, claims, and litigation are inherently uncertain and the Company cannot provide assurance that it will not be materially and adversely impacted by the

11. LEGAL CONTINGENCIES (Continued)

results of such proceedings or investigations. At June 30, 2010, the Company had established reserves in the aggregate amount of $4.2 million for a pending legal settlement and for the potential resolution of the investigation discussed in the preceding paragraph.

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

Segment Services

FTD

        FTD Group, Inc. (together with its subsidiaries, "FTD") is a leading provider of floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services, in the U.S., Canada, the United Kingdom ("U.K."), and the Republic of Ireland. The business uses the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo. FTD is a nationwide floral marketer, which we refer to as FTD's consumer business, and a provider of floral network services, which we refer to as FTD's floral network business. These businesses are complementary, as the majority of floral orders generated by the consumer business are fulfilled and hand-delivered by the members of the FTD floral network. FTD does not own or operate any retail locations.

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

        Online Social Networking.    Our social networking Web sites enable users to locate and interact with acquaintances from their past, with school affiliations as the primary focus. Led by our flagship Classmates Web site (www.classmates.com) that serves the U.S. and Canada, our social networking services have a large and diverse population of users, with over 60 million registered accounts at June 30, 2010.

        Our social networking members can choose between free membership and a paid subscription offering additional features. Free accounts constitute the vast majority of our social networking accounts. Revenues from our social networking services are derived from subscription fees and advertising fees.

        Online Loyalty Marketing.    MyPoints connects advertisers with its members by allowing members to earn rewards points for engaging in online activities. MyPoints is a free service for consumers who need only provide their name, zip code, gender, date of birth, and an email address to register. Members register to receive direct email marketing and other online loyalty promotions, and earn points for responding to email offers, taking market research companies' surveys, shopping online at the MyPoints Web site (www.mypoints.com) which serves as a shopping portal, searching the Internet through a MyPoints branded toolbar, playing MyPoints branded online games, and engaging in other online activities. Rewards points are redeemable primarily in the form of third-party gift cards from over

75 merchants, including, among others, retailers, theaters, restaurants, airlines, and hotels. Participating merchants include, among others, Amazon.com, iTunes, Marriott, Macy's, and Target.

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

        Average Order Value.    We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average U.S. Dollar amount received for consumer orders delivered during a period. This average U.S. Dollar amount is determined after translating local currency amounts received for orders principally delivered in the U.K. and the Republic of Ireland into U.S. Dollars. Average order value includes merchandise revenue and shipping and service fees paid by the consumer, less certain discounts and certain refunds. Average order values may fluctuate from period to period based on the average foreign currency exchange rates; product mix; changes in merchandise pricing, shipping and service fees; levels of certain refunds issued; and discounts, among other factors.

Classmates Media and Communications Segment Metrics

        Pay Accounts.    We generate a significant portion of our revenues from our pay accounts and they represent one of the most important drivers of our business model. A pay account is defined as a member who has subscribed to, and paid for, our Classmates Media or Communications services, and whose subscription has not terminated or expired. A pay account does not equate to a unique subscriber since one subscriber could have several pay accounts. At any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool and a number of accounts that have notified us that they are terminating their service but whose service remains in effect. In general, the key metrics that affect our revenues from our pay accounts base include the number of pay accounts and the average monthly revenue per pay account ("ARPU"). A pay account generally becomes a free account following the expiration or termination of the related subscription.

        ARPU.    We monitor ARPU, which is a monthly measure calculated by dividing services revenues generated from the pay accounts of our Classmates Media or Communications segment, as applicable, for a period (after translation into U.S. Dollars) by the average number of segment pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and end of a period. ARPU may fluctuate significantly from period to period as a result of a variety of factors, including, but not limited to, the extent to which promotional, discounted or retention pricing is used to attract new, or retain existing, paying subscribers; changes in the mix of pay services and the related pricing plans; increases or decreases in the price of our services; the timing of pay accounts being added or removed during a period; and the average foreign currency exchange rate between the U.S. Dollar and the Euro.

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

	Quarter Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Consolidated:
Revenues (in thousands)	$242,686	$251,725	$249,490	$216,206	$260,789
FTD:
Segment revenues (in thousands)	$152,669	$156,687	$141,116	$107,526	$149,216
% of consolidated revenues	63%	62%	57%	50%	57%
Consumer orders (in thousands)	1,851	1,813	1,594	1,075	1,711
Average order value	$58.76	$59.42	$60.14	$61.29	$59.78
Average currency exchange rate: GBP to USD	1.49	1.54	1.63	1.64	1.55
Classmates Media:
Segment revenues (in thousands)	$48,784	$50,502	$60,712	$58,682	$58,155
% of consolidated revenues	20%	20%	24%	27%	22%
Pay accounts (in thousands)	4,982	4,988	4,886	4,785	4,621
Segment churn	3.1%	3.2%	3.8%	3.8%	4.3%
ARPU	$2.22	$2.29	$2.53	$2.71	$2.81
Segment active accounts (in millions)	16.1	17.5	19.4	16.9	16.4
Communications:
Segment revenues (in thousands)	$42,039	$45,241	$48,429	$50,679	$54,147
% of consolidated revenues	17%	18%	19%	23%	21%
Pay accounts (in thousands):
Access	880	967	1,036	1,118	1,203
Other	300	306	314	322	329

Total pay accounts	1,180	1,273	1,350	1,440	1,532
Segment churn	4.2%	4.3%	4.4%	4.6%	4.9%
ARPU	$9.57	$9.41	$9.43	$9.43	$9.55
Segment active accounts (in millions)	2.0	2.1	2.2	2.3	2.4

Critical Accounting Policies, Estimates and Assumptions

Goodwill

        During the quarter ended June 30, 2010, we performed an interim impairment assessment of goodwill for our MyPoints reporting unit. We determined that an interim impairment assessment for the MyPoints reporting unit was appropriate as a result of updated projections for 2010 results of operations, which indicated significant expected underperformance compared to previously-forecasted results for 2010. Goodwill allocated to the MyPoints reporting unit was $49.1 million at June 30, 2010. Our interim assessment analysis did not result in any impairment charges during the second quarter of 2010 as the fair value of our MyPoints reporting unit exceeded its carrying value by approximately 20%. The estimated fair value for the MyPoints reporting unit was determined using a combination of the income approach and the market approach. The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approaches used to determine the estimated fair value of the MyPoints reporting unit, including judgments about appropriate discount rates and revenue growth. Our analysis included sufficient tolerance for sensitivity in key assumptions.

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

  FTD

        FTD advertising revenues consist primarily of post-transaction sales that are generated when FTD consumers are presented with third-party offers immediately after completing a purchase on the www.ftd.com and www.interflora.co.uk Web sites.

  Classmates Media

        Our online social networking services generate advertising revenues from display advertisements and from post-transaction sales occurring after Classmates members have completed the pay account registration process. Advertising inventory on our social networking Web sites includes text and graphic placements on the user home page, profile page, class list page, and most other pages on our Web sites. We also sell a portion of our advertising inventory through third-party advertising resellers.

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

General and Administrative

        General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources, facilities, internal audit, investor relations, and internal customer support personnel. In addition, general and administrative expenses include, among other costs, professional fees for legal, accounting and financial services; insurance; occupancy and other overhead-related costs; office relocation costs; non-income taxes; and expenses incurred as a result of settlements, judgments, fines, penalties, assessments, or other resolutions related to litigation, arbitration, investigations, disputes, or similar matters, or reserves for any of the foregoing. General and administrative expenses also include expenses resulting from actual or proposed transactions such as business combinations, mergers, acquisitions, and financing transactions, including expenses for advisors and representatives such as investment bankers, consultants, attorneys, and accounting firms.

Amortization of Intangible Assets

        Amortization of intangible assets principally includes amortization of: acquired pay accounts and free accounts; certain acquired trademarks and trade names; purchased software and technology; acquired customer and advertising contracts and related relationships; acquired rights, content and intellectual property; and other acquired identifiable intangible assets. In accordance with the provisions set forth in ASC 350, goodwill and indefinite-lived intangible assets are not being amortized but are tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would indicate the fair value of a reporting unit is below its carrying value.

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

Interest Expense

        Interest expense consists of interest expense on our credit facilities, including accretion of discounts and amortization of debt issue costs, and interest expense relating to our interest rate cap.

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

Results of Operations

        The following tables set forth, for the periods presented, selected historical statements of operations data. The information contained in the tables below should be read in conjunction with Liquidity and Capital Resources, Contractual Obligations, and Other Commitments included in this Item 2 as well as "Quantitative and Qualitative Disclosures About Market Risk" included in Part I, Item 3 of this Quarterly Report on Form 10-Q, and the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

        Unaudited condensed consolidated financial information was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$242,686	$260,789	$494,411	$524,436
Operating expenses:
Cost of revenues	114,895	108,449	236,093	222,783
Sales and marketing	49,013	53,675	99,143	109,438
Technology and development	13,646	16,796	27,995	33,937
General and administrative	27,259	30,107	58,243	60,521
Amortization of intangible assets	8,115	8,648	16,278	17,239
Restructuring charges	(78)	—	991	—

Total operating expenses	212,850	217,675	438,743	443,918

Operating income	29,836	43,114	55,668	80,518
Interest income	412	338	877	686
Interest expense	(6,314)	(8,804)	(13,463)	(17,005)
Other income, net	53	93	135	131

Income before income taxes	23,987	34,741	43,217	64,330
Provision for income taxes	10,030	15,474	18,039	28,010

Net income	$13,957	$19,267	$25,178	$36,320

        Information for our three reportable segments was as follows (in thousands):

	FTD		Classmates Media		Communications
	Quarter Ended June 30,		Quarter Ended June 30,		Quarter Ended June 30,
	2010	2009	2010	2009	2010	2009
Revenues	$152,669	$149,216	$48,784	$58,155	$42,039	$54,147
Operating expenses:
Cost of revenues	94,246	85,172	7,752	8,925	9,904	11,801
Sales and marketing	28,091	25,893	15,501	18,757	5,759	9,291
Technology and development	2,671	3,068	5,650	6,913	3,072	4,731
General and administrative	10,072	11,174	9,013	9,437	6,988	8,054
Restructuring charges	13	—	(91)	—	—	—

Total operating expenses	135,093	125,307	37,825	44,032	25,723	33,877

Segment income from operations	$17,576	$23,909	$10,959	$14,123	$16,316	$20,270

	FTD		Classmates Media		Communications
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Revenues	$309,356	$297,203	$99,286	$116,628	$87,280	$112,125
Operating expenses:
Cost of revenues	193,859	175,023	16,041	17,903	20,549	24,860
Sales and marketing	54,675	50,732	32,718	38,786	12,162	20,688
Technology and development	5,897	6,036	11,138	14,240	6,418	9,539
General and administrative	22,221	22,273	18,426	19,421	15,314	16,066
Restructuring charges	1,082	—	(91)	—	—	—

Total operating expenses	277,734	254,064	78,232	90,350	54,443	71,153

Segment income from operations	$31,622	$43,139	$21,054	$26,278	$32,837	$40,972

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment revenues:
FTD	$152,669	$149,216	$309,356	$297,203
Classmates Media	48,784	58,155	99,286	116,628
Communications	42,039	54,147	87,280	112,125
Intersegment eliminations	(806)	(729)	(1,511)	(1,520)

Consolidated revenues	$242,686	$260,789	$494,411	$524,436

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment operating expenses:
FTD	$135,093	$125,307	$277,734	$254,064
Classmates Media	37,825	44,032	78,232	90,350
Communications	25,723	33,877	54,443	71,153

Total segment operating expenses	198,641	203,216	410,409	415,567
Depreciation	6,897	6,540	13,564	12,632
Amortization of intangible assets	8,118	8,648	16,281	17,239
Intersegment eliminations	(806)	(729)	(1,511)	(1,520)

Consolidated operating expenses	$212,850	$217,675	$438,743	$443,918

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment income from operations:
FTD	$17,576	$23,909	$31,622	$43,139
Classmates Media	10,959	14,123	21,054	26,278
Communications	16,316	20,270	32,837	40,972

Total segment income from operations	44,851	58,302	85,513	110,389
Depreciation	(6,897)	(6,540)	(13,564)	(12,632)
Amortization of intangible assets	(8,118)	(8,648)	(16,281)	(17,239)

Consolidated operating income	$29,836	$43,114	$55,668	$80,518

Quarter and Six Months Ended June 30, 2010 compared to Quarter and Six Months Ended June 30, 2009

        The following table presents our consolidated operating results as a percentage of consolidated revenues for the quarters and six months ended June 30, 2010 and 2009.

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	47.3	41.6	47.8	42.5
Sales and marketing	20.2	20.6	20.1	20.9
Technology and development	5.6	6.4	5.7	6.5
General and administrative	11.2	11.5	11.8	11.5
Amortization of intangible assets	3.3	3.3	3.3	3.3
Restructuring charges	—	—	0.2	—

Total operating expenses	87.7	83.4	88.7	84.7

Operating income	12.3	16.6	11.3	15.3
Interest income	0.2	0.1	0.2	0.1
Interest expense	(2.6)	(3.4)	(2.7)	(3.2)
Other income, net	—	—	—	—

Income before income taxes	9.9	13.3	8.7	12.2
Provision for income taxes	4.1	5.9	3.6	5.3

Net income	5.8%	7.4%	5.1%	6.9%

Consolidated Results

        Revenues.    Consolidated revenues decreased by $18.1 million, or 7%, to $242.7 million for the quarter ended June 30, 2010, compared to $260.8 million for the quarter ended June 30, 2009. The decrease was due to a $12.1 million decrease in revenues from our Communications segment and a $9.4 million decrease in revenues from our Classmates Media segment, partially offset by a $3.5 million increase in revenues from our FTD segment. Consolidated revenues related to our FTD, Classmates Media and Communications segments constituted 62.7%, 20.0% and 17.3%, respectively, of our total segment revenues for the quarter ended June 30, 2010, compared to 57.1%, 22.2% and 20.7%, respectively, for the quarter ended June 30, 2009. As previously disclosed, in January 2010, we terminated our then-existing domestic post-transaction sales agreements. As a result, we did not generate any revenues from these agreements for the quarter ended June 30, 2010. For the quarter ended June 30, 2009, these agreements, which have minimal costs of revenues, contributed $2.2 million, or 1%, of our FTD segment revenues and $4.6 million, or 8%, of our Classmates Media segment revenues. We expect to be able to replace only a limited portion of the advertising revenues previously generated through these agreements. As a result of a number of factors, including those discussed throughout the results of operations discussion, we anticipate consolidated revenues and operating income will decrease in 2010 as compared to 2009.

        Consolidated revenues decreased by $30.0 million, or 6%, to $494.4 million for the six months ended June 30, 2010, compared to $524.4 million for the six months ended June 30, 2009. The decrease was due to a $24.8 million decrease in revenues from our Communications segment and a $17.3 million decrease in revenues from our Classmates Media segment, partially offset by a $12.2 million increase in revenues from our FTD segment. Consolidated revenues related to our FTD, Classmates Media and Communications segments constituted 62.4%, 20.0% and 17.6%, respectively, of our total segment revenues for the six months ended June 30, 2010, compared to 56.5%, 22.2% and 21.3%, respectively, for the six months ended June 30, 2009. For the six months ended June 30, 2010, our domestic post-transaction sales agreements, which have minimal costs of revenues, contributed $0.1 million, or less than 1%, of our FTD segment revenues, and $1.1 million, or 1%, of our Classmates Media segment revenues, compared to $3.9 million, or 1%, of our FTD segment revenues and $9.1 million, or 8%, of our Classmates Media segment revenues for the six months ended June 30, 2009.

        Cost of Revenues.    Consolidated cost of revenues increased by $6.4 million, or 6%, to $114.9 million for the quarter ended June 30, 2010, compared to $108.4 million for the quarter ended June 30, 2009. Consolidated cost of revenues as a percentage of consolidated revenues increased to 47.3% for the quarter ended June 30, 2010, compared to 41.6% for the prior-year period. The increase of $6.4 million was due to a $9.1 million increase in cost of revenues associated with our FTD segment and a $0.5 million increase in depreciation expense. The increase was partially offset by a $1.9 million decrease in cost of revenues associated with our Communications segment and a $1.2 million decrease associated with our Classmates Media segment. Cost of revenues related to our FTD, Classmates Media and Communications segments constituted 84.2%, 6.9% and 8.9%, respectively, of our total segment cost of revenues for the quarter ended June 30, 2010, compared to 80.4%, 8.4% and 11.1%, respectively, for the quarter ended June 30, 2009.

        Consolidated cost of revenues increased by $13.3 million, or 6%, to $236.1 million for the six months ended June 30, 2010, compared to $222.8 million for the six months ended June 30, 2009. Consolidated cost of revenues as a percentage of consolidated revenues increased to 47.8% for the six months ended June 30, 2010, compared to 42.5% for the prior-year period. The increase of $13.3 million was due to an $18.8 million increase in cost of revenues associated with our FTD segment and a $0.7 million increase in depreciation expense. The increase was partially offset by a $4.3 million decrease in cost of revenues associated with our Communications segment and a $1.9 million decrease associated with our Classmates Media segment. Cost of revenues related to our FTD, Classmates Media and Communications segments constituted 84.1%, 7.0% and 8.9%, respectively, of our total segment cost of revenues for the six months ended June 30, 2010, compared to 80.4%, 8.2% and 11.4%, respectively, for the six months ended June 30, 2009.

        Sales and Marketing Expenses.    Consolidated sales and marketing expenses decreased by $4.7 million, or 9%, to $49.0 million for the quarter ended June 30, 2010, compared to $53.7 million for the quarter ended June 30, 2009. Consolidated sales and marketing expenses as a percentage of consolidated revenues decreased to 20.2% for the quarter ended June 30, 2010, compared to 20.6% for the prior-year period. The decrease of $4.7 million was due to a $3.5 million decrease in sales and marketing expenses associated with our Communications segment and a $3.3 million decrease associated with our Classmates Media segment. The decrease was partially offset by a $2.2 million increase in sales and marketing expenses associated with our FTD segment. Sales and marketing expenses related to our FTD, Classmates Media and Communications segments constituted 56.9%, 31.4% and 11.7%, respectively, of total segment sales and marketing expenses for the quarter ended June 30, 2010, compared to 48.0%, 34.8% and 17.2%, respectively, for the quarter ended June 30, 2009.

        Consolidated sales and marketing expenses decreased by $10.3 million, or 9%, to $99.1 million for the six months ended June 30, 2010, compared to $109.4 million for the six months ended June 30, 2009. Consolidated sales and marketing expenses as a percentage of consolidated revenues decreased to 20.1% for the six months ended June 30, 2010, compared to 20.9% for the prior-year period. The decrease of $10.3 million was due to an $8.5 million decrease in sales and marketing expenses associated with our Communications segment and a $6.1 million decrease associated with our Classmates Media segment. The decrease was partially offset by a $3.9 million increase in sales and marketing expenses associated with our FTD segment and a $0.3 million increase in depreciation expense. Sales and marketing expenses related to our FTD, Classmates Media and Communications segments constituted 54.9%, 32.9% and 12.2%, respectively, of total segment sales and marketing expenses for the six months ended June 30, 2010, compared to 46.0%, 35.2% and 18.8%, respectively, for the six months ended June 30, 2009.

        Technology and Development Expenses.    Consolidated technology and development expenses decreased by $3.2 million, or 19%, to $13.6 million for the quarter ended June 30, 2010, compared to $16.8 million for the quarter ended June 30, 2009. Consolidated technology and development expenses as a percentage of consolidated revenues decreased to 5.6% for the quarter ended June 30, 2010, compared to 6.4% for the prior-year period. The decrease of $3.2 million was related to a $1.7 million decrease in technology and development expenses associated with our Communications segment, a $1.3 million decrease associated with our Classmates Media segment, and a $0.4 million decrease associated with our FTD segment. The decrease in technology and development expenses as a percentage of revenues was primarily due a greater portion of revenues being derived from our FTD segment, which has lower technology and development expenses as a percentage of revenues compared to the other segments. Technology and development expenses related to our FTD, Classmates Media and Communications segments constituted 23.4%, 49.6% and 27.0%, respectively, of total segment technology and development expenses for the quarter ended June 30, 2010, compared to 20.9%, 47.0% and 32.2%, respectively, for the quarter ended June 30, 2009.

        Consolidated technology and development expenses decreased by $5.9 million, or 18%, to $28.0 million for the six months ended June 30, 2010, compared to $33.9 million for the six months ended June 30, 2009. Consolidated technology and development expenses as a percentage of consolidated revenues decreased to 5.7% for the six months ended June 30, 2010, compared to 6.5% for the prior-year period. The decrease of $5.9 million was primarily related to a $3.1 million decrease in technology and development expenses associated with our Communications segment and a $3.1 million decrease associated with our Classmates Media segment. The decrease in technology and development expenses as a percentage of revenues was primarily due a greater portion of revenues being derived from our FTD segment, which has lower technology and development expenses as a percentage of revenues compared to the other segments. Technology and development expenses related to our FTD, Classmates Media and Communications segments constituted 25.1%, 47.5% and 27.4%, respectively, of total segment technology and development expenses for the six months ended June 30, 2010, compared to 20.2%, 47.8% and 32.0%, respectively, for the six months ended June 30, 2009.

        General and Administrative Expenses.    Consolidated general and administrative expenses decreased by $2.8 million, or 9%, to $27.3 million for the quarter ended June 30, 2010, compared to $30.1 million for the quarter ended June 30, 2009. Consolidated general and administrative expenses as a percentage of consolidated revenues decreased to 11.2% for the quarter ended June 30, 2010, compared to 11.5% for the prior-year period. The decrease of $2.8 million was primarily due to a $1.1 million decrease in general and administrative expenses associated with our FTD segment, a $1.1 million decrease associated with our Communications segment, and a $0.4 million decrease associated with our Classmates Media segment. General and administrative expenses related to our FTD, Classmates Media and Communications segments constituted 38.6%, 34.6% and 26.8%, respectively, of total segment general and administrative expenses for the quarter ended June 30, 2010, compared to 39.0%, 32.9% and 28.1%, respectively, for the quarter ended June 30, 2009.

        Consolidated general and administrative expenses decreased by $2.3 million, or 4%, to $58.2 million for the six months ended June 30, 2010, compared to $60.5 million for the six months ended June 30, 2009. Consolidated general and administrative expenses as a percentage of consolidated revenues increased to 11.8% for the six months ended June 30, 2010, compared to 11.5% for the prior-year period. The decrease of $2.3 million was primarily due to a $1.0 million decrease in general and administrative expenses associated with our Classmates Media segment, a $0.8 million decrease associated with our Communications segment and a $0.5 million decrease in depreciation expense. Consolidated general and administrative expenses for the six months ended June 30, 2010 included $2.0 million of expenses incurred in the first quarter of this year in connection with a potential transaction that failed to consummate. Such expenses were allocated to the FTD, Classmates Media and Communications segments equally and are reflected in the aforementioned results. General and administrative expenses related to our FTD, Classmates Media and Communications segments constituted 39.7%, 32.9% and 27.4%, respectively, of total segment general and administrative expenses for the six months ended June 30, 2010, compared to 38.6%, 33.6% and 27.8%, respectively, for the six months ended June 30, 2009.

        Amortization of Intangible Assets.    Consolidated amortization of intangible assets decreased by $0.5 million, or 6%, to $8.1 million for the quarter ended June 30, 2010, compared to $8.6 million for the quarter ended June 30, 2009. Consolidated amortization of intangible assets decreased by $1.0 million, or 6%, to $16.3 million for the six months ended June 30, 2010, compared to $17.2 million for the six months ended June 30, 2009. The decreases were primarily due to certain intangible assets related to our acquisition of Classmates Online, Inc. and its subsidiaries in 2004 becoming fully amortized in prior periods.

        Restructuring Charges.    Consolidated restructuring charges were $1.0 million for the six months ended June 30, 2010. There were no restructuring charges for the quarter and six months ended June 30, 2009. Restructuring charges for the six months ended June 30, 2010 were primarily related to the closure of certain FTD call center facilities in the United States and the United Kingdom.

        Interest Income.    Interest income increased by $0.1 million, or 22%, to $0.4 million for the quarter ended June 30, 2010, compared to $0.3 million for the quarter ended June 30, 2009. Interest income increased by $0.2 million, or 28%, to $0.9 million for the six months ended June 30, 2010, compared to $0.7 million for the six months ended June 30, 2009.

        Interest Expense.    Interest expense decreased by $2.5 million, or 28%, to $6.3 million for the quarter ended June 30, 2010, compared to $8.8 million for the quarter ended June 30, 2009. Interest expense decreased by $3.5 million, or 21%, to $13.5 million for the six months ended June 30, 2010, compared to $17.0 million for the six months ended June 30, 2009. Interest expense was primarily related to interest on our credit facilities, including accretion of discounts and amortization of debt issue costs. The decrease was primarily due to declining debt balances as a result of repayments on our credit facilities.

        Other Income, Net.    Other income, net, was $0.1 million for the quarter and six months ended June 30, 2010, respectively, compared to $0.1 million for the quarter and six months ended June 30, 2009, respectively.

        Provision for Income Taxes.    For the quarter and six months ended June 30, 2010, we recorded a provision for income taxes of $10.0 million and $18.0 million, respectively, on pre-tax income of $24.0 million and $43.2 million, respectively, resulting in a year-to-date effective income tax rate of 41.7%. For the quarter and six months ended June 30, 2009, we recorded a provision for income taxes of $15.5 million and $28.0 million, respectively, on pre-tax income of $34.7 million and $64.3 million, respectively, resulting in a year-to-date effective income tax rate of 43.5%. The year-over-year rate has declined primarily due to the benefit from the decrease in non-deductible executive stock-based compensation and employee stock plan purchases, partially offset by an increase in the year-to-date effective income tax rate as a result of a higher percentage of permanent differences relative to pre-tax income in the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

FTD Segment Results

        The following table presents FTD segment's operating expenses and income from operations as a percentage of FTD revenues for the quarters and six months ended June 30, 2010 and 2009.

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	61.7	57.1	62.7	58.9
Sales and marketing	18.4	17.4	17.7	17.1
Technology and development	1.7	2.1	1.9	2.0
General and administrative	6.6	7.5	7.2	7.5
Restructuring charges	—	—	0.3	—

Total operating expenses	88.5	84.1	89.8	85.5

Segment income from operations	11.5%	15.9%	10.2%	14.5%

        FTD Revenues.    FTD revenues increased by $3.5 million, or 2%, to $152.7 million for the quarter ended June 30, 2010, compared to $149.2 million for the quarter ended June 30, 2009. Excluding the foreign currency exchange rate impact of $1.1 million due to a weaker British Pound versus the U.S. Dollar, revenues increased by $4.6 million, or 3%, compared to the prior-year period, primarily due to increased consumer order volume. The increase was partially offset by a decrease in advertising revenues generated from post-transaction sales in the quarter.

        FTD revenues increased by $12.2 million, or 4%, to $309.4 million for the six months ended June 30, 2010, compared to $297.2 million for the six months ended June 30, 2009. Excluding the foreign currency exchange rate impact of $2.3 million due to a stronger British Pound versus the U.S. Dollar, revenues increased by $9.8 million, or 3%, compared to the prior-year period, primarily due to increased consumer order volume. The increase was partially offset by a decrease in advertising revenues generated from post-transaction sales.

        FTD Cost of Revenues.    FTD cost of revenues increased by $9.1 million, or 11%, to $94.2 million for the quarter ended June 30, 2010, compared to $85.2 million for the quarter ended June 30, 2009. Excluding the impact of foreign currency exchange rates of $0.8 million, cost of revenues increased by $9.8 million, or 12%, compared to the prior-year period, primarily as a result of an increase in consumer order volume. FTD cost of revenues as a percentage of revenues increased to 61.7% for the quarter ended June 30, 2010, compared to 57.1% for the prior-year period. Cost of revenues as a percentage of revenues was negatively impacted by an increase in the level of discounts offered on our products, a shift in the mix of products and services sold, and a decrease in post-transaction sales revenues, which have minimal cost of revenues.

        FTD cost of revenues increased by $18.8 million, or 11%, to $193.9 million for the six months ended June 30, 2010, compared to $175.0 million for the six months ended June 30, 2009. Excluding the impact of foreign currency exchange rates of $1.7 million, cost of revenues increased by $17.2 million, or 10%, compared to the prior-year period, primarily as a result of an increase in consumer order volume. FTD cost of revenues as a percentage of revenues increased to 62.7% for the six months ended June 30, 2010, compared to 58.9% for the prior-year period. Cost of revenues as a percentage of revenues was negatively impacted by an increase in the level of discounts offered on our products, a shift in the mix of products and services sold, and a decrease in post-transaction sales revenues, which have minimal cost of revenues.

        FTD Sales and Marketing Expenses.    FTD sales and marketing expenses increased by $2.2 million, or 8%, to $28.1 million for the quarter ended June 30, 2010, compared to $25.9 million for the quarter ended June 30, 2009. FTD sales and marketing expenses as a percentage of revenues increased to 18.4% for the quarter ended June 30, 2010, compared to 17.4% for the prior-year period. The increase was primarily due to higher marketing expenditures primarily related to television advertising for the Mother's Day holiday in 2010 and higher customer service costs, partially offset by a decrease in expenses related to print advertising.

        FTD sales and marketing expenses increased by $3.9 million, or 8%, to $54.7 million for the six months ended June 30, 2010, compared to $50.7 million for the six months ended June 30, 2009. FTD sales and marketing expenses as a percentage of revenues increased to 17.7% for the six months ended June 30, 2010, compared to 17.1% for the prior-year period. The increase was primarily due to higher marketing expenditures primarily related to television advertising for the Valentine's and Mother's Day holidays in 2010 and higher customer service costs, partially offset by a decrease in expense related to print advertising.

        FTD Technology and Development Expenses.    FTD technology and development expenses decreased by $0.4 million, or 13%, to $2.7 million for the quarter ended June 30, 2010, compared to $3.1 million for the quarter ended June 30, 2009. FTD technology and development expenses as a percentage of revenues decreased to 1.7% for the quarter ended June 30, 2010, compared to 2.1% for the prior-year period.

        FTD technology and development expenses decreased by $0.1 million, or 2%, to $5.9 million for the six months ended June 30, 2010, compared to $6.0 million for the six months ended June 30, 2009. FTD technology and development expenses as a percentage of revenues decreased slightly to 1.9% for the six months ended June 30, 2010, compared to 2.0% for the prior-year period.

        FTD General and Administrative Expenses.    FTD general and administrative expenses decreased by $1.1 million, or 10%, to $10.1 million for the quarter ended June 30, 2010, compared to $11.2 million for the quarter ended June 30, 2009. FTD general and administrative expenses as a percentage of revenues decreased to 6.6% for the quarter ended June 30, 2010, compared to 7.5% for the prior-year period. The decrease in general and administrative expense was largely attributable to a decrease in allocated stock-based compensation, lower bad debt expense and lower personnel-related costs. The decrease was partially offset by a $0.6 million charge related to a reserve for a pending legal matter.

        FTD general and administrative expenses decreased by $0.1 million to $22.2 million for the six months ended June 30, 2010, compared to $22.3 million for the six months ended June 30, 2009. FTD general and administrative expenses as a percentage of revenues decreased to 7.2% for the six months ended June 30, 2010, compared to 7.5% for the prior-year period. The decrease was largely attributable to lower personnel-related costs and bad debt expense and a decrease in allocated stock-based compensation. The decrease was partially offset by an increase in allocated corporate costs, including expenses of $0.7 million related to a potential transaction in the first quarter of this year that failed to consummate and a $0.6 million charge related to a reserve for a pending legal matter.

        FTD Restructuring Charges.    FTD recorded restructuring charges of $1.1 million for the six months ended June 30, 2010 primarily related to the closure of certain call center facilities in the U.S. and the U.K. There were no restructuring charges for the six months ended June 30, 2009.

Classmates Media Segment Results

        The following table presents the Classmates Media segment's operating expenses and income from operations as a percentage of Classmates Media revenues for the quarters and six months ended June 30, 2010 and 2009.

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	15.9	15.3	16.2	15.4
Sales and marketing	31.8	32.3	33.0	33.3
Technology and development	11.6	11.9	11.2	12.2
General and administrative	18.5	16.2	18.6	16.7
Restructuring charges	(0.2)	—	(0.1)	—

Total operating expenses	77.5	75.7	78.8	77.6

Segment income from operations	22.5%	24.3%	21.2%	22.4%

        Classmates Media Revenues.    Classmates Media revenues decreased by $9.4 million, or 16%, to $48.8 million for the quarter ended June 30, 2010, compared to $58.2 million for the quarter ended June 30, 2009. The decrease was partially due to a $5.5 million decrease in services revenues. Services revenues decreased, despite a 9% increase in our average number of pay accounts from 4.6 million for the quarter ended June 30, 2009 to 5.0 million for the quarter ended June 30, 2010, as a result of a 21% decrease in ARPU from $2.81 for the quarter ended June 30, 2009 to $2.22 for the quarter ended June 30, 2010. The decrease in ARPU was primarily attributable to the greater percentage of discounted pricing plans offered primarily to certain domestic online social networking pay accounts on a promotional basis in the last half of 2009. At June 30, 2010, the number of pay accounts decreased by 6,000 when compared to March 31, 2010. We anticipate that the decrease in the number of pay accounts will be substantially greater than 6,000 in the third and fourth quarters of 2010. We expect ARPU to stabilize further during the third quarter and expect churn to increase sequentially in the third quarter, as a number of our domestic online social networking pay accounts on promotional discounted pricing plans face renewals during the third quarter, at the standard pricing for such plans, upon the expiration of their initial 12-month term. In addition, Classmates Media advertising revenues decreased by $3.9 million in the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009, primarily due to a decrease in revenues generated from post-transaction sales. We expect continuing decreases in revenues generated from post-transaction sales, which will result in decreased advertising revenues in 2010 compared to the comparable periods in 2009.

        Classmates Media revenues decreased by $17.3 million, or 15%, to $99.3 million for the six months ended June 30, 2010, compared to $116.6 million for the six months ended June 30, 2009. The decrease was partially due to a $9.8 million decrease in services revenues. Services revenues decreased, despite a 10% increase in our average number of pay accounts from 4.5 million for the six months ended June 30, 2009 to 4.9 million for the six months ended June 30, 2010, as a result of a 21% decrease in ARPU from $2.87 for the six months ended June 30, 2009 to $2.27 for the six months ended June 30, 2010. The decrease in ARPU was primarily attributable to the greater percentage of discounted pricing plans offered primarily to certain domestic online social networking pay accounts on a promotional basis in the last half of 2009. In addition, Classmates Media advertising revenues decreased by $7.6 million primarily due to a decrease in revenues generated from post-transaction sales in the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

        Classmates Media Cost of Revenues.    Classmates Media cost of revenues decreased by $1.2 million, or 13%, to $7.8 million for the quarter ended June 30, 2010, compared to $8.9 million for the quarter ended June 30, 2009. Classmates Media cost of revenues as a percentage of Classmates Media revenues increased to 15.9% for the quarter ended June 30, 2010, compared to 15.3% for the prior-year period. The decrease of $1.2 million was primarily due to a $0.5 million decrease in credit card processing fees and a $0.4 million decrease in the cost of points earned by members of our online loyalty marketing service. The increase in cost of revenues as a percentage of Classmates Media revenues was primarily due to the absence of revenues from post-transaction sales, which have minimal costs of revenues.

        Classmates Media cost of revenues decreased by $1.9 million, or 10%, to $16.0 million for the six months ended June 30, 2010, compared to $17.9 million for the six months ended June 30, 2009. Classmates Media cost of revenues as a percentage of Classmates Media revenues increased to 16.2% for the six months ended June 30, 2010, compared to 15.4% for the prior-year period. The decrease of $1.9 million was primarily due to a $1.2 million decrease in credit card processing fees and a $0.3 million decrease in overhead-related costs. The increase in cost of revenues as a percentage of Classmates Media revenues was primarily due to a smaller percentage of revenues from post-transaction sales, which have minimal costs of revenues.

        Classmates Media Sales and Marketing Expenses.    Classmates Media sales and marketing expenses decreased by $3.3 million, or 17%, to $15.5 million for the quarter ended June 30, 2010, compared to $18.8 million for the quarter ended June 30, 2009. Classmates Media sales and marketing expenses as a percentage of Classmates Media revenues decreased to 31.8% for the quarter ended June 30, 2010, compared to 32.3% for the prior-year period. The decrease of $3.3 million was largely the result of a $2.7 million decrease in marketing costs to acquire new online social networking members. The decrease was also due to a $0.7 million decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Classmates Media sales and marketing expenses decreased by $6.1 million, or 16%, to $32.7 million for the six months ended June 30, 2010, compared to $38.8 million for the six months ended June 30, 2009. Classmates Media sales and marketing expenses as a percentage of Classmates Media revenues decreased to 33.0% for the six months ended June 30, 2010, compared to 33.3% for the prior-year period. The decrease of $6.1 million was largely the result of a $5.9 million decrease in marketing costs to acquire new online social networking members, partially offset by a $1.7 million increase in costs to acquire new online loyalty marketing members. The decrease was also due to a $1.8 million decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Classmates Media Technology and Development Expenses.    Classmates Media technology and development expenses decreased by $1.3 million, or 18%, to $5.7 million for the quarter ended June 30, 2010, compared to $6.9 million for the quarter ended June 30, 2009. Classmates Media technology and development expenses as a percentage of Classmates Media revenues decreased to 11.6% for the quarter ended June 30, 2010, compared to 11.9% for the prior-year period. The $1.3 million decrease was primarily due to a decrease in personnel-related expenses as a result of reduced headcount.

        Classmates Media technology and development expenses decreased by $3.1 million, or 22%, to $11.1 million for the six months ended June 30, 2010, compared to $14.2 million for the six months ended June 30, 2009. Classmates Media technology and development expenses as a percentage of Classmates Media revenues decreased to 11.2% for the six months ended June 30, 2010, compared to 12.2% for the prior-year period. The $3.1 million decrease was primarily due to a decrease in personnel-related expenses as a result of reduced headcount.

        Classmates Media General and Administrative Expenses.    Classmates Media general and administrative expenses decreased by $0.4 million, or 4%, to $9.0 million for the quarter ended June 30, 2010, compared to $9.4 million for the quarter ended June 30, 2009. Classmates Media general and administrative expenses as a percentage of Classmates Media revenues increased to 18.5% for the quarter ended June 30, 2010, compared to 16.2% for the prior-year period. The decrease of $0.4 million was primarily due to a $1.1 million decrease in personnel-related costs and a $0.7 million decrease in overhead-related costs. The decrease was partially offset by a $1.0 million reserve for a pending legal matter and a $0.3 million increase in professional services and consulting fees.

        Classmates Media general and administrative expenses decreased by $1.0 million, or 5%, to $18.4 million for the six months ended June 30, 2010, compared to $19.4 million for the six months ended June 30, 2009. Classmates Media general and administrative expenses as a percentage of Classmates Media revenues increased to 18.6% for the six months ended June 30, 2010, compared to 16.7% for the prior-year period. The decrease of $1.0 million was primarily due to a $2.5 million decrease in personnel-related costs and a $1.6 million decrease in overhead-related expenses. The decrease was partially offset by $1.3 million in reserves for pending legal matters recorded in the six months ended June 30, 2010, a $1.0 million increase in professional services and consulting fees and $0.7 million of expenses related to a potential transaction in the first quarter of the year that failed to consummate.

Communications Segment Results

        The following table presents the Communications segment's operating expenses and income from operations as a percentage of Communications revenues for the quarters and six months ended June 30, 2010 and 2009.

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	23.6	21.8	23.5	22.2
Sales and marketing	13.7	17.2	13.9	18.5
Technology and development	7.3	8.7	7.4	8.5
General and administrative	16.6	14.9	17.5	14.3

Total operating expenses	61.2	62.6	62.4	63.5

Segment income from operations	38.8%	37.4%	37.6%	36.5%

        Communications Revenues.    Communications revenues decreased by $12.1 million, or 22%, to $42.0 million for the quarter ended June 30, 2010, compared to $54.1 million for the quarter ended June 30, 2009. The decrease was primarily due to a $10.4 million decrease in services revenues as a result of a 28% decrease in our average number of dial-up Internet access pay accounts from 1.2 million for the quarter ended June 30, 2009 to 0.9 million for the quarter ended June 30, 2010, partially offset by a slight increase in ARPU from $9.55 for the quarter ended June 30, 2009 to $9.57 for the quarter ended June 30, 2010. The decrease in Communications revenues was also due to a $1.7 million decrease in advertising revenues resulting from the decrease in pay accounts and a decrease in search revenues following our transition to a new search provider in the first quarter of this year. In 2010, we expect that Communications pay accounts, services revenues and advertising revenues will continue to decline as compared to the year-ago period.

        Communications revenues decreased by $24.8 million, or 22%, to $87.3 million for the six months ended June 30, 2010, compared to $112.1 million for the six months ended June 30, 2009. The decrease was primarily due to a $21.4 million decrease in services revenues as a result of a 27% decrease in our average number of dial-up Internet access pay accounts from 1.2 million for the six months ended June 30, 2009 to 0.9 million for the six months ended June 30, 2010, and a decrease in ARPU from $9.56 for the six months ended June 30, 2009 to $9.52 for the six months ended June 30, 2010. The decrease in Communications revenues was also due to a $3.4 million decrease in advertising revenues resulting from the decrease in pay accounts and a decrease in search revenues following our transition to a new search provider in the first quarter of this year.

        Communications Cost of Revenues.    Communications cost of revenues decreased by $1.9 million, or 16%, to $9.9 million for the quarter ended June 30, 2010, compared to $11.8 million for the quarter ended June 30, 2009. Communications cost of revenues as a percentage of Communications revenues increased to 23.6% for the quarter ended June 30, 2010, compared to 21.8% for the prior-year period. The decrease of $1.9 million was primarily related to a $0.8 million decrease in customer support and billing-related costs. In addition, Communications cost of revenues decreased as a result of a $0.4 million decrease in personnel-related costs as a result of reduced headcount, a $0.4 million decrease in costs associated with our broadband services, and a $0.3 million decrease in telecommunications costs associated with our dial-up Internet access services primarily due to a decrease in the number of dial-up Internet access pay accounts and a decrease in hourly usage per pay account.

        Communications cost of revenues decreased by $4.3 million, or 17%, to $20.5 million for the six months ended June 30, 2010, compared to $24.9 million for the six months ended June 30, 2009. Communications cost of revenues as a percentage of Communications revenues increased to 23.5% for the six months ended June 30, 2010, compared to 22.2% for the prior-year period. The decrease of $4.3 million was primarily due to a $1.6 million decrease in customer support and billing-related costs due to a decrease in the number of dial-up Internet access pay accounts and a $1.3 million decrease in telecommunications costs associated with our dial-up Internet access services primarily due to a decrease in the number of pay accounts and a decrease in hourly usage per pay account. In addition, Communications cost of revenues decreased as a result of a $0.9 million decrease in personnel-related costs as a result of reduced headcount and a $0.4 million decrease in costs associated with our broadband services.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $3.5 million, or 38%, to $5.8 million for the quarter ended June 30, 2010, compared to $9.3 million for the quarter ended June 30, 2009. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 13.7% for the quarter ended June 30, 2010, compared to 17.2% for the prior-year period. The decrease in expenses reflects the Company's ongoing efforts to reduce sales and marketing expenses with a focus on more cost-efficient spending as a result of the continued decline in dial-up Internet access pay accounts and revenues. The decrease of $3.5 million was primarily attributable to a $1.9 million decline in advertising and promotion costs, a $1.0 million decrease in distribution costs and a $0.6 million decrease in customer service costs related to our dial-up Internet access services.

        Communications sales and marketing expenses decreased by $8.5 million, or 41%, to $12.2 million for the six months ended June 30, 2010, compared to $20.7 million for the six months ended June 30, 2009. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 13.9% for the six months ended June 30, 2010, compared to 18.5% for the prior-year period. The decrease in expenses reflects the Company's ongoing efforts to reduce sales and marketing expenses with a focus on more cost-efficient spending as a result of the continued decline in dial-up Internet access pay accounts and revenues. The decrease of $8.5 million was primarily attributable to a $4.3 million decline in advertising and promotion costs, a $2.5 million decrease in distribution costs, a $1.2 million decrease in customer service costs related to our dial-up Internet access services, and a $0.7 million decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Communications Technology and Development Expenses.    Communications technology and development expenses decreased by $1.7 million, or 35%, to $3.1 million for the quarter ended June 30, 2010, compared to $4.7 million for the quarter ended June 30, 2009. Communications technology and development expenses as a percentage of Communications revenues decreased to 7.3% for the quarter ended June 30, 2010, compared to 8.7% for the prior-year period. The decrease in expenses was primarily the result of a $1.4 million decrease in personnel-related expenses as a result of reduced headcount and a $0.3 million decrease in overhead-related costs.

        Communications technology and development expenses decreased by $3.1 million, or 33%, to $6.4 million for the six months ended June 30, 2010, compared to $9.5 million for the six months ended June 30, 2009. Communications technology and development expenses as a percentage of Communications revenues decreased to 7.4% for the six months ended June 30, 2010, compared to 8.5% for the prior-year period. The decrease in expenses was the result of a $2.6 million decrease in personnel-related expenses as a result of reduced headcount and a $0.5 million decrease in overhead-related costs.

        Communications General and Administrative Expenses.    Communications general and administrative expenses decreased by $1.1 million, or 13%, to $7.0 million for the quarter ended June 30, 2010, compared to $8.1 million for the quarter ended June 30, 2009. Communications general and administrative expenses as a percentage of Communications revenues increased to 16.6% for the quarter ended June 30, 2010, compared to 14.9% for the prior-year period. The decrease of $1.1 million was primarily due to a decrease in personnel-related costs. The increase as a percentage of revenues was largely attributable to continued declines in revenues due to continuing declines in the number of dial-up Internet access pay accounts.

        Communications general and administrative expenses decreased by $0.8 million, or 5%, to $15.3 million for the six months ended June 30, 2010, compared to $16.1 million for the six months ended June 30, 2009. Communications general and administrative expenses as a percentage of Communications revenues increased to 17.5% for the six months ended June 30, 2010, compared to 14.3% for the prior-year period. The decrease of $0.8 million was due a $1.3 million decrease in personnel-related costs and a $ 0.7 million decrease in professional services and consulting fees. The decrease was partially offset by $0.7 million of expenses related to a potential transaction in the first quarter of 2010 that failed to consummate and a $0.3 million increase in overhead-related expenses. The increase as a percentage of revenues was largely attributable to continued declines in revenues due to continuing declines in the number of dial-up Internet access pay accounts.

Liquidity and Capital Resources

        On August 26, 2008, we completed the acquisition of 100% of the capital stock of FTD Group, Inc. The FTD acquisition was funded, in part, with the net proceeds from (i) a $60 million senior secured credit agreement with Silicon Valley Bank (the "UOL Credit Agreement") and (ii) $375 million of term loan borrowings under senior secured credit facilities with Wells Fargo Bank, National Association, as Administrative Agent (the "FTD Credit Agreement"). In connection with the FTD Credit Agreement, FTD Group, Inc. received a $50 million revolving line of credit. In April 2010, we paid $14.7 million to retire our credit facility with Silicon Valley Bank.

        Our total cash and cash equivalent balances decreased by $20.6 million, or 17.8%, to $94.9 million at June 30, 2010, compared to $115.5 million at December 31, 2009. Our summary cash flows for the six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$76,289	$76,054
Net cash used for investing activities	$(15,267)	$(12,418)
Net cash used for financing activities	$(77,004)	$(52,139)

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

        Net cash provided by operating activities increased by $0.2 million, or less than 1%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Net cash provided by operating activities is driven by our net income adjusted for non-cash items, including, but not limited to, depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, deferred taxes, tax benefits from equity awards, and changes in operating assets and liabilities. Net income, adjusted for non-cash items, decreased by $13.3 million to $71.3 million for the six months ended June 30, 2010, compared to the prior-year period. The decrease was offset by a $13.5 million increase in the change in working capital, primarily due to an increase in accounts payable and accrued expenses for the six months ended June 30, 2010, compared to the prior-year period. Changes in working capital can cause variation in our cash flows provided by operating activities from quarter to quarter due to seasonality, timing and other factors.

        Net cash used for investing activities increased by $2.8 million, or 23%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was due to a $1.7 million increase in capital expenditures and $1.2 million in purchases of rights, content and intellectual property related to acquiring and developing new features for our domestic social networking business. We currently anticipate expending between $6 million to $8 million on purchases of rights, content and intellectual property in 2010, primarily for the purpose of acquiring and developing such new features.

        Capital expenditures for the six months ended June 30, 2010 were $14.1 million. We currently anticipate that our total capital expenditures for 2010 will be in the range of $31 million to $35 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $24.9 million, or 48%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The increase in net cash used for financing activities was primarily due to an increase in payments on term loans of $21.3 million and an increase in common stock repurchases of $3.3 million for the six months ended June 30, 2010, compared to the prior-year period.

        The payment of dividends and dividend equivalents is a cash outflow from financing activities. In February and April 2010, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 26, 2010 and May 28, 2010, respectively, and totaled $9.1 million and $9.4 million, respectively, including dividend equivalents paid on outstanding restricted stock units. In July 2010, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is August 14, 2010 and the dividend will be paid on August 31, 2010. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors. In accordance with the terms of the FTD Credit Agreement, cash flows at FTD will, in general, not be available to United Online, Inc. or our segments other than the FTD segment.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2010. From August 2001 through June 30, 2010, we repurchased a total of $139.2 million of our common stock under the Program. We have not repurchased any shares of our common stock under the Program since February 2005 and, at June 30, 2010, the remaining amount available under the Program was $60.8 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units and stock awards we award to employees. We currently do not collect the applicable required employee withholding taxes from employees upon vesting of restricted stock units and upon the issuance of stock awards. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the

Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the six months ended June 30, 2010 and 2009 were $6.7 million and $3.4 million, respectively, for which we withheld 1,054,000 shares and 618,000 shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued. The amount we pay in future quarters will vary based on our stock price and the number of restricted stock units vesting and stock awards being issued during the quarter.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, both contractual payments and optional prepayments on the outstanding balance under the FTD Credit Agreement; dividend payments, if declared by United Online, Inc.'s Board of Directors; the development and/or acquisition of other services, businesses or technologies; the repurchase of our common stock underlying restricted stock units and stock awards to pay the required employee withholding taxes due on vested restricted stock units and stock awards issued; the repurchase of our common stock under the Program; future capital expenditures and future acquisitions of intangible assets, including rights, content and intellectual property.

        Under the terms of the FTD Credit Agreement, there are significant limitations on our ability to use cash flows generated by the FTD segment for the benefit of United Online, Inc. or the Communications and Classmates Media segments. The FTD Credit Agreement also includes provisions which may require us to make debt prepayments in the event that we generate excess cash flow, as defined in the FTD Credit Agreement, on an annual basis. The assessments of future excess cash flow for FTD, on a standalone basis, require us to forecast its respective cash flows from operations less certain cash outflows, including, but not limited to, those related to capital expenditures and income taxes. The determination of excess cash flow obligations requires us to make significant estimates regarding our cash flows from operations, capital expenditures, income taxes, and other items. Actual results could differ from our current projections and we could be required to pay materially different amounts under the excess cash flow provisions of the FTD Credit Agreement. The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital as well as the terms at which such capital might be offered to us. With respect to the UOL Credit Agreement, in April 2010, we paid $14.7 million to retire such credit facility. We currently expect to have sufficient liquidity to fulfill our debt service obligations, at least in the next twelve months.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, developing new or enhancing existing services or products, repurchasing our common stock, acquiring other services, businesses or technologies or funding significant capital expenditures and/or purchases of intangible assets, and have a material adverse effect on our business, financial position, results of operations, and cash flows as well as impair our ability to pay future dividends and our ability to service our debt obligations. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or any debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

Contractual Obligations

        Contractual obligations at June 30, 2010 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest	$367,137	$21,734	$60,128	$285,275	$—
Member redemption liability, long-term	23,997	19,237	4,760	—	—
Operating leases	46,088	13,969	16,088	9,893	6,138
Services and promotional contracts	3,981	3,785	196	—	—
Telecommunications purchases	5,184	2,760	2,424	—	—
Media purchases	40	40	—	—	—
Floral-related purchases	4,503	3,653	850	—	—
Other long-term liabilities	2,824	1,864	265	254	441

Total	$453,754	$67,042	$84,711	$295,422	$6,579

        Commitments under letters of credit at June 30, 2010 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years
Letters of credit	$2,118	$1,860	$178	$80

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

Off-Balance Sheet Arrangements

        At June 30, 2010, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        Credit Quality of Financing Receivables and the Allowance for Credit Losses—In July 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, as codified in Accounting Standards Codification ("ASC") 310. This update enhances the disclosures about the credit quality of financing receivables and the allowance for credit losses, including required disclosures related to credit quality indicators, past due information and modifications of financing receivables. The amendments in this update will be effective in the quarter ending December 31, 2010. We are currently evaluating the impact, if any, of this update on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash, cash equivalents, and the outstanding balance of the FTD Credit Agreement. The interest rate set forth in the FTD Credit Agreement for loans made under the revolving credit facility and term loan A facility is either LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 2.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The interest rate set forth in the FTD Credit Agreement for loans made under the term loan B facility is either LIBOR plus 4.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 3.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The FTD Credit Agreement also requires that FTD Group, Inc. maintain one or more interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, or other similar arrangements to manage risks associated with interest rate fluctuations and exposures on its credit facilities with Wells Fargo Bank, National Association. Accordingly, in November 2008, FTD Group, Inc. entered into a three-year interest rate cap instrument based on LIBOR and a $150 million notional amount of our FTD Credit Agreement. At inception and at December 31, 2008, the interest rate cap instrument was designated as a cash flow hedge against expected future cash flows attributable to future LIBOR interest payments on the outstanding borrowings under the FTD Credit Agreement. However, in January 2009, as economic and capital market conditions continued to deteriorate, we determined that prime rate-based borrowings were more attractive than LIBOR-based borrowings. Therefore, in January 2009, the cash flow hedge was, and continues to be, de-designated and accordingly does not currently qualify for hedge accounting treatment. As a result, subsequent fluctuations in the market value of the interest rate cap are recorded in our results of operations. For the six months ended June 30, 2010, the amount recorded in our results of operations was immaterial. A 100 basis point increase in interest rates would result in an estimated annual increase in our interest expense related to the outstanding debt under the FTD Credit Agreement of approximately $2.9 million.

        While we do not currently maintain any short-term investments, we still maintain deposits which are classified as cash equivalents. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates.

Foreign Currency Risk

        We transact business in foreign currencies and are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP") and the Euro ("EUR") and, to a much lesser extent, the Indian Rupee ("INR") and the Canadian Dollar ("CAD"), which may result in gains or losses reported in our results of operations. The volatilities in GBP, EUR, INR, and CAD (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the trend in currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and expenses. A 1% adverse change in overall foreign currency exchange rates over an entire year would not have a material impact on estimated annual revenues and estimated annual income before income taxes. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income, net in the unaudited condensed consolidated statements of operations.

        In the second quarter of 2009, we entered into foreign currency forward contracts to partially offset the economic effect of fluctuations in the U.S. Dollar against the GBP. These derivatives were intended to minimize the foreign currency exchange rate impact of intercompany dividend payments in British Pounds. Changes in the fair value of these derivatives were recognized in earnings in the period of change. We may in the future also use other hedging programs, including derivative financial instruments commonly utilized, if it is determined that such hedging activities are appropriate to reduce risk. At June 30, 2010, we had no foreign currency forward contracts outstanding.

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

        In 2009, a committee of the U.S. Senate commenced an investigation of post-transaction sales practices and the companies that have engaged in such practices. As part of such investigation, we received a request for information from the committee and have cooperated with, and responded to, such request. In addition, Classmates Online, Inc. received a civil investigative demand from the Attorney General of the State of Washington, and Classmates Online, Inc. and FTD, Inc. received subpoenas from the Attorney General of the State of New York, regarding their respective investigations into such practices and the companies that have engaged in them, including these subsidiaries. We have been cooperating with the investigations and have established reserves in the quarter ended June 30, 2010 for a potential resolution of one of the investigations. However, we cannot predict the outcome of any other governmental investigations or their potential implications for our business. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices.

        Lawsuits and investigations involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. Although we do not believe the outcome of our outstanding legal proceedings, investigations, claims, and litigation will have a material adverse effect on our business, financial condition, results of operations, or cash flows, the results of legal proceedings, investigations, claims, and litigation are inherently uncertain and we cannot provide assurance that we will not be materially and adversely impacted by the results of such proceedings or investigations. At June 30, 2010, we had established reserves in the aggregate amount of $4.2 million for a pending legal settlement and for the potential resolution of the investigation discussed in the preceding paragraph.

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

ITEM 1A.    RISK FACTORS

        The risk factors set forth below are substantially the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2009, with the exception of, under "Additional Risks Relating to our FTD Segment," the addition of a risk factor regarding failure to maintain standard pricing.

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

        Our advertising revenues have in the past declined, and may in the future decline, when compared to prior periods. For 2010, we expect that our advertising revenues will decrease as compared to 2009. We anticipate advertising revenues generated by our Communications segment to continue to decline primarily as a result of the decrease in our dial-up Internet access pay accounts. In addition, our Communications segment has derived significant advertising revenues from search, and we recently changed Internet search providers. Changes to the terms of our search agreement or the inability of the new search provider's service to monetize as well as the prior service, could have a material adverse effect on our Communications segment's advertising revenues. Also, all of our revenues from our online loyalty marketing service are derived from advertising, and we have experienced from time to time, and may continue to experience, significant declines in revenues from this service. In addition, prior to 2010, our Classmates Media and FTD segments have collectively derived significant advertising revenues from domestic post-transaction sales agreements. Post-transaction sales involve the online presentation of a third-party offer immediately following the point where a consumer has purchased our subscription services or floral products, as applicable. In January 2010, we terminated our then-existing domestic post-transaction sales agreements. As discussed in greater detail in the risk factor related to changes in laws and regulations, certain governmental agencies have been investigating post-transaction sales practices and the companies that have engaged in such practices, including us. Although we expect to continue to offer our members and customers services or products at the end of our registration or sale processes, including third-party offers as well as our own offers, there are no assurances that any post-transaction offers will be well received by our members or customers. We anticipate that the revenues generated from post-transaction sales will be significantly less than the post-transaction sales revenues generated in 2009. Any or all of the above factors have caused, and could continue to cause, our advertising revenues and profits to significantly decline in the future.

Changes in exchange rates could adversely affect comparisons of our operating results.

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, including the British Pound, the Euro, the Indian Rupee, and the Canadian Dollar. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the trend in currency exchange rates. Certain of our key business metrics, such as the FTD segment's average order value, are similarly affected by such currency fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the British Pound and the Euro, has had, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could negatively impact the comparisons of such results against prior periods.

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

        We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, user privacy and data protection, consumer protection, antitrust, and unclaimed property. Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states related to automatic-renewal practices, will impact certain of our business practices. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our products and services, our costs, or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

        The Federal Trade Commission and certain state agencies have investigated Internet companies, including us, in connection with consumer protection and privacy matters. Federal, state and foreign governments have also enacted consumer protection laws, including laws protecting the privacy of consumers' nonpublic personal information. In 2009, a committee of the U.S. Senate commenced an investigation of post-transaction sales practices and the companies that have engaged in such practices. As part of such investigation, we received a request for information from the committee, and we have cooperated with, and have responded to, such request. In addition, we have received a civil investigative demand from the Attorney General of the State of Washington and subpoenas from the Attorney General of the State of New York regarding their respective investigations into such practices and the companies that have engaged in them, including us. We have been cooperating with the investigations; however, the outcome of any governmental investigations or their potential implications for our business are uncertain. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures, the adoption of new laws or regulations, or our failure to comply with existing laws, including those of foreign countries in which we operate, could decrease our revenues and increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies, changes in laws and regulations, or claims or actions by private parties, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

        Our businesses could be materially and adversely affected by a catastrophic event. A disaster such as a fire, earthquake, flood, power loss, terrorism, or other similar event, affecting any of our facilities, data centers or computer systems, or those of our third-party vendors, or a system interruption or delay that slows down the Internet or makes the Internet or our Web sites temporarily unavailable, could result in a significant and extended disruption of our operations and services. Any prolonged disruption of our services due to these or other events would severely impact our businesses. We do not carry flood insurance for certain of our facilities, and the property, business interruption and other insurance we do carry may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions in our services.

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

        A significant portion of our profitability is dependent on our floral network members. We have lost, and may continue to lose, floral network members as a result of both our members choosing not to do business with us as well as declines in the number of local retail florists as a result of economic factors and competition. If we lose a significant number of floral network members, or if we are not able to maintain or increase revenues from our floral network members, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Failure to maintain our standard pricing for products and services could have adverse effects on our financial results.

        Due to economic conditions and for competitive and other reasons, in recent quarters, we have chosen to offer broader discounts to the consumer. We also offer discounts on our floral network service fees from time to time on a promotional basis. The increase in the portion of products and services sold at a discount has resulted, or may in the future result, in reduced revenues, an increase in cost of revenues as a percentage of revenues, and a decrease in segment income from operations. We currently intend to continue selling products and services at a discount, including through distribution channels that may have a higher level of discounting, and there are no assurances that the portion of products and services sold at a discount will not continue to increase. The continued use of discounts for our products and services may result in our becoming more reliant upon offering discounts in order to sell our products and services, which could result in our having to reduce our standard pricing, which may adversely impact our financial results.

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

        A number of our social networking pay account subscriptions each month are not renewed or are canceled, which, for the Classmates Media segment, we refer to as "churn." The level of churn we experience fluctuates from quarter to quarter due to a variety of factors, including our mix of subscription terms, which affects the timing of subscription expirations, as well as the degree of credit card failures. We must continually add new social networking pay accounts both to replace pay accounts who churn and to grow our business beyond our current pay account base. We expect that our churn rate will continue to fluctuate from period to period. A significant majority of our pay accounts are on plans that automatically renew at the end of their subscription period and we have received complaints with respect to our renewal policies and practices. As discussed in the risk factor related to changes in laws and regulations, the laws being considered or recently enacted by certain states regarding automatic-renewal practices will impact certain of our business practices. We also experienced an increase in the percentage of credit card failures in 2009. Any change in our renewal policies or practices, or in the degree of credit card failures, could have a material impact on our churn rate. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could reduce our revenues and adversely affect our financial results.

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

        In addition, our online social networking services have expended, and may in the future expend, significant resources in developing and implementing new business initiatives, products, services, and features. The development of new business initiatives, products, services, and features involves a number of uncertainties, including unanticipated delays and expenses and technological problems. They also may not be accepted by our members. We cannot assure you that we will be successful in developing or implementing new or enhanced business initiatives, products, services, or features, or that any new products or services will be commercially successful.

Failure to maintain our standard pricing could have adverse effects on our financial results.

        Due to economic conditions and for competitive and other reasons, we have been offering a greater percentage of discounted plans on a promotional basis than we typically have offered in the past. In general, these discounted plans offer a one-year subscription term for $9.95, which is a significant discount compared to the current standard pricing for a one-year subscription term of $39.00. The increase in the percentage of pay accounts under a discounted plan has resulted, and may in the future result, in a decrease in subscription revenues and ARPU, at least in the near term. Although these discounted plans will renew at the then-current standard pricing for such subscription term upon the expiration of the initial term, there are no assurances as to the number of pay accounts that will renew at the standard pricing. We intend to continue offering discounted plans in the future, and there are no assurances that the percentage of discounted plans offered during a period will not be higher than anticipated. Our continued use of discounted plans may result in our becoming dependent on offering such plans in order to obtain new pay accounts and retain existing pay accounts and may result in our having to reduce our standard pricing, which would adversely impact our financial results.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable

(c)   Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From time to time, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. In April 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the Program, bringing the total amount authorized under the Program to $200 million. In December 2009, the Board of Directors again further extended the Program through December 31, 2010. From August 2001 through June 30, 2010, we repurchased $139.2 million of our common stock under the Program, leaving $60.8 million of authorization remaining under the Program. We have not repurchased any shares of our common stock under the Program since February 2005.

        Shares withheld upon the vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards to pay applicable required employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units or issuance of stock awards, we currently do not collect the applicable required employee withholding taxes from employees. Instead, we automatically withhold, from the restricted stock units that vest and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due, which is accounted for as a repurchase of common stock. We then pay the applicable withholding taxes in cash.

        Common stock repurchases during the quarter ended June 30, 2010 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
May 2010	90	$7.22	—	$60,782

ITEM 6.    EXHIBITS

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2010 Incentive Compensation Plan	X		000-33367	8/6/2010
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/6/2010
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/6/2010
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/6/2010
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/6/2010
101.INS	XBRL Instance Document	X		000-33367	8/6/2010
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	8/6/2010
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	8/6/2010
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	8/6/2010
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	8/6/2010
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	8/6/2010

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2010	UNITED ONLINE, INC. (Registrant)
	By:	/s/ SCOTT H. RAY Scott H. Ray Executive Vice President and Chief Financial Officer
	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Senior Vice President, Finance, Treasurer and Chief Accounting Officer

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	2010 Incentive Compensation Plan	X		000-33367	8/6/2010
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/6/2010
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/6/2010
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/6/2010
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/6/2010
101.INS	XBRL Instance Document	X		000-33367	8/6/2010
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	8/6/2010
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	8/6/2010
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	8/6/2010
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	8/6/2010
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	8/6/2010