Form 10-Q
period 2010-09-30
UNITED ONLINE INC
filed 2010-11-05
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

        There were 85,970,433 shares of the Registrant's common stock outstanding at October 29, 2010.

UNITED ONLINE, INC.

INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2010

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; operating and marketing efficiencies; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; strategies; and new business initiatives, products, services, and features. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$89,680	$115,509
Accounts receivable, net of allowance for doubtful accounts	45,096	55,874
Deferred tax assets, net	15,711	15,797
Other current assets	20,344	25,599

Total current assets	170,831	212,779
Property and equipment, net	62,092	63,547
Goodwill	460,293	464,151
Intangible assets, net	268,511	292,520
Other assets	14,074	16,937

Total assets	$975,801	$1,049,934

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$53,214	$71,668
Accrued liabilities	47,322	50,428
Member redemption liability	19,278	20,666
Deferred revenue	72,067	74,294
Current portion of long-term debt	4,531	24,383

Total current liabilities	196,412	241,439
Member redemption liability	4,796	5,089
Deferred revenue	3,293	3,340
Long-term debt, net of discounts	272,554	304,563
Deferred tax liabilities, net	40,477	44,788
Other liabilities	18,280	18,064

Total liabilities	535,812	617,283

Commitments and contingencies
Stockholders' equity:
Common stock	9	8
Additional paid-in capital	494,285	518,580
Accumulated other comprehensive loss	(32,668)	(26,963)
Accumulated deficit	(21,637)	(58,974)

Total stockholders' equity	439,989	432,651

Total liabilities and stockholders' equity	$975,801	$1,049,934

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Services	$115,781	$138,337	$363,734	$434,919
Products	77,760	77,869	324,218	305,723

Total revenues	193,541	216,206	687,952	740,642
Operating expenses:
Cost of revenues—services	25,008	26,274	75,688	83,879
Cost of revenues—products	59,386	58,288	244,799	223,466
Sales and marketing	34,783	46,146	133,926	155,584
Technology and development	14,334	15,700	42,329	49,637
General and administrative	26,333	28,111	84,576	88,632
Amortization of intangible assets	8,020	9,013	24,298	26,252
Restructuring charges	70	—	1,061	—

Total operating expenses	167,934	183,532	606,677	627,450

Operating income	25,607	32,674	81,275	113,192
Interest income	382	498	1,259	1,184
Interest expense	(5,471)	(7,542)	(18,934)	(24,547)
Other income (expense), net	(40)	567	95	698

Income before income taxes	20,478	26,197	63,695	90,527
Provision for income taxes	8,319	10,042	26,358	38,052

Net income	$12,159	$16,155	$37,337	$52,475

Income allocated to participating securities	(747)	(1,222)	(2,334)	(3,491)

Net income applicable to common stockholders	$11,412	$14,933	$35,003	$48,984

Basic net income per common share	$0.13	$0.18	$0.40	$0.59

Shares used to calculate basic net income per common share	86,649	84,028	86,479	83,372

Diluted net income per common share	$0.13	$0.18	$0.40	$0.58

Shares used to calculate diluted net income per common share	87,069	84,688	87,134	83,807

Dividends paid per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$12,159	$16,155	$37,337	$52,475
Foreign currency translation	8,862	(4,804)	(5,705)	18,406

Comprehensive income	$21,021	$11,351	$31,632	$70,881

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2010	84,958	$8	$518,580	$(26,963)	$(58,974)	$432,651
Exercises of stock options	77	—	254	—	—	254
Issuance of common stock through employee stock purchase plan	573	—	2,612	—	—	2,612
Vesting of restricted stock units	2,119	1	(1)	—	—	—
Repurchases of common stock	(2,162)	—	(19,125)	—	—	(19,125)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(27,804)	—	—	(27,804)
Change in dividend equivalents payable on restricted stock units	—	—	173	—	—	173
Stock-based compensation	—	—	20,913	—	—	20,913
Foreign currency translation	—	—	—	(5,705)	—	(5,705)
Tax shortfalls from equity awards	—	—	(1,317)	—	—	(1,317)
Net income	—	—	—	—	37,337	37,337

Balance at September 30, 2010	85,565	$9	$494,285	$(32,668)	$(21,637)	$439,989

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$37,337	$52,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,503	45,061
Stock-based compensation	20,913	29,204
Provision for doubtful accounts receivable	4,070	4,687
Accretion of discounts and amortization of debt issue costs	3,337	3,883
Deferred taxes, net	(4,513)	(4,407)
Tax shortfalls from equity awards	(521)	(2,704)
Excess tax benefits from equity awards	(442)	(94)
Other	399	318
Changes in operating assets and liabilities:
Accounts receivable	6,414	2,211
Other assets	7,280	10,312
Accounts payable and accrued liabilities	(20,504)	(33,933)
Member redemption liability	(1,681)	(1,086)
Deferred revenue	(1,624)	(1,254)
Other liabilities	453	(398)

Net cash provided by operating activities	95,421	104,275

Cash flows from investing activities:
Purchases of property and equipment	(19,064)	(17,190)
Purchases of rights, content and intellectual property	(2,205)	—
Proceeds from sales of assets, net	219	14

Net cash used for investing activities	(21,050)	(17,176)

Cash flows from financing activities:
Payments on term loans	(54,819)	(42,930)
Proceeds from exercises of stock options	254	535
Proceeds from employee stock purchase plan	2,612	2,490
Repurchases of common stock	(19,125)	(5,217)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	(27,804)	(27,118)
Excess tax benefits from equity awards	442	94

Net cash used for financing activities	(98,440)	(72,146)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,760)	1,957
Change in cash and cash equivalents	(25,829)	16,910
Cash and cash equivalents, beginning of period	115,509	104,514

Cash and cash equivalents, end of period	$89,680	$121,424

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in dividend equivalents payable on restricted stock units	$(173)	$146

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

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet information at December 31, 2009 is derived from the Company's audited consolidated financial statements, filed on February 23, 2010 with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, but does not include all of the disclosures required by GAAP.

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Recent Accounting Pronouncements

        Credit Quality of Financing Receivables and the Allowance for Credit Losses—In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, as codified in Accounting Standards Codification ("ASC") 310. This update enhances the disclosures about the credit quality of financing receivables and the allowance for credit losses, including required disclosures related to credit quality indicators, past due information and modifications of financing receivables. This update will be effective in the quarter ending December 31, 2010 and will affect the disclosures in the Company's Annual Report on Form 10-K for the year ending December 31, 2010.

2. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Quarter Ended September 30, 2010
	FTD	Classmates Media	Communications	Total
Services	$27,145	$33,203	$32,896	$93,244
Products	77,760	—	—	77,760
Advertising	141	15,902	7,269	23,312

Total segment revenues	$105,046	$49,105	$40,165	$194,316

Segment income from operations	$12,680	$11,790	$15,795	$40,265

	Quarter Ended September 30, 2009
	FTD	Classmates Media	Communications	Total
Services	$28,535	$38,283	$42,050	$108,868
Products	77,869	—	—	77,869
Advertising	1,122	20,399	8,629	30,150

Total segment revenues	$107,526	$58,682	$50,679	$216,887

Segment income from operations	$15,253	$16,998	$15,613	$47,864

	Nine Months Ended September 30, 2010
	FTD	Classmates Media	Communications	Total
Services	$89,421	$100,368	$105,179	$294,968
Products	324,218	—	—	324,218
Advertising	763	48,023	22,266	71,052

Total segment revenues	$414,402	$148,391	$127,445	$690,238

Segment income from operations	$44,302	$32,844	$48,632	$125,778

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

	Nine Months Ended September 30, 2009
	FTD	Classmates Media	Communications	Total
Services	$93,690	$115,222	$135,757	$344,669
Products	305,723	—	—	305,723
Advertising	5,316	60,088	27,047	92,451

Total segment revenues	$404,729	$175,310	$162,804	$742,843

Segment income from operations	$58,392	$43,276	$56,585	$158,253

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment revenues:
FTD	$105,046	$107,526	$414,402	$404,729
Classmates Media	49,105	58,682	148,391	175,310
Communications	40,165	50,679	127,445	162,804
Intersegment eliminations	(775)	(681)	(2,286)	(2,201)

Consolidated revenues	$193,541	$216,206	$687,952	$740,642

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment operating expenses:
FTD	$92,366	$92,273	$370,100	$346,337
Classmates Media	37,315	41,684	115,547	132,034
Communications	24,370	35,066	78,813	106,219

Total segment operating expenses	154,051	169,023	564,460	584,590
Depreciation	6,604	6,177	20,168	18,809
Amortization of intangible assets	8,054	9,013	24,335	26,252
Intersegment eliminations	(775)	(681)	(2,286)	(2,201)

Consolidated operating expenses	$167,934	$183,532	$606,677	$627,450

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment income from operations:
FTD	$12,680	$15,253	$44,302	$58,392
Classmates Media	11,790	16,998	32,844	43,276
Communications	15,795	15,613	48,632	56,585

Total segment income from operations	40,265	47,864	125,778	158,253
Depreciation	(6,604)	(6,177)	(20,168)	(18,809)
Amortization of intangible assets	(8,054)	(9,013)	(24,335)	(26,252)

Consolidated operating income	$25,607	$32,674	$81,275	$113,192

        International revenues are generated by the Company's operations in Europe. International revenues totaled $39.1 million and $132.4 million for the quarter and nine months ended September 30, 2010, respectively. International revenues totaled $39.2 million and $123.8 million for the quarter and nine months ended September 30, 2009, respectively.

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	September 30, 2010	December 31, 2009
United States	$66,740	$71,280
Europe	9,426	9,204

Total long-lived assets	$76,166	$80,484

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to or assess performance of the segments and, therefore, pursuant to ASC 280, Segment Reporting, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Other Current Assets

        Other current assets consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Prepaid expenses	$13,222	$14,112
Gift cards related to member redemption liability	2,164	4,017
Floral-related inventories, net	3,109	4,035
Other	1,849	3,435

Total	$20,344	$25,599

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Computer software and equipment	$176,008	$159,359
Land and buildings	17,388	17,671
Furniture and fixtures	14,323	16,485

	207,719	193,515
Less: accumulated depreciation and amortization	(145,627)	(129,968)

Total	$62,092	$63,547

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Employee compensation and related expenses	$21,727	$22,475
Income taxes payable	9,119	8,565
Non-income taxes payable	5,146	5,325
Customer deposits	3,030	3,636
Reserve for pending legal settlement	2,298	2,200
Other	6,002	8,227

Total	$47,322	$50,428

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the nine months ended September 30, 2010 were as follows (in thousands):

	FTD	Classmates Media	Communications	Total
Balance at January 1, 2010:
Goodwill (excluding impairment charges)	$445,931	$124,731	$13,227	$583,889
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at January 1, 2010	331,931	124,731	7,489	464,151
Foreign currency translation	(3,849)	(9)	—	(3,858)

Balance at September 30, 2010:
Goodwill (excluding impairment charges)	442,082	124,722	13,227	580,031
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at September 30, 2010	$328,082	$124,722	$7,489	$460,293

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	September 30, 2010
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,840	$(90,688)	$10,152
Customer contracts and relationships	112,037	(45,919)	66,118
Trademarks and trade names	182,753	(16,930)	165,823
Software and technology	46,554	(22,468)	24,086
Rights, content and intellectual property	6,804	(4,472)	2,332

Total	$448,988	$(180,477)	$268,511

	December 31, 2009
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,825	$(88,935)	$11,890
Customer contracts and relationships	112,575	(31,856)	80,719
Trademarks and trade names	184,020	(14,912)	169,108
Software and technology	46,726	(16,279)	30,447
Rights, content and intellectual property	4,602	(4,246)	356

Total	$448,748	$(156,228)	$292,520

        The Company's acquired trademarks and trade names of $229.8 million related to the acquisition by the Company of FTD Group, Inc. (together with its subsidiaries, "FTD") in August 2008, prior to impairment charges, are indefinite-lived and, accordingly, there is no associated amortization expense or accumulated amortization. At September 30, 2010 and December 31, 2009, the FTD trademarks and trade names after impairment and foreign currency translation adjustments totaled $157.0 million and $158.2 million, respectively.

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT AGREEMENTS (Continued)

$75 million, (ii) a term loan B facility of up to $300 million, and (iii) a revolving credit facility of up to $50 million.

        The changes in the Company's debt balances, net of discounts, for the nine months ended September 30, 2010 were as follows (in thousands):

	Balance at January 1, 2010	Repayments of Debt	Accretion of Discounts	Balance at September 30, 2010
UOL Credit Agreement	$24,383	$(24,819)	$436	$—
FTD Credit Agreement, term loan A	59,779	(5,835)	423	54,367
FTD Credit Agreement, term loan B	244,784	(24,165)	2,099	222,718
FTD Credit Agreement, revolving credit facility	—	—	—	—

Total	$328,946	$(54,819)	$2,958	$277,085

        Future minimum principal payments based upon scheduled mandatory debt payments under the FTD Credit Agreement, excluding required prepayments based on excess cash flows, were as follows at September 30, 2010 (in thousands):

		Year Ending December 31,
	Total Gross Debt
		2011	2012	2013	2014
FTD Credit Agreement, term loan A	$55,356	$5,032	$7,129	$43,195	$—
FTD Credit Agreement, term loan B	229,269	1,764	2,351	2,351	222,803

Total	$284,625	$6,796	$9,480	$45,546	$222,803

        At September 30, 2010, the borrowing capacity under the FTD revolving credit facility, which was reduced by $1.1 million in outstanding letters of credit, was $48.9 million.

        Subject to certain exceptions, FTD Group, Inc. is required to make annual prepayments of a portion of the term loans under the FTD Credit Agreement based on excess cash flow as defined in the FTD Credit Agreement.

6. FAIR VALUE MEASUREMENTS

        ASC 820, Fair Value Measurements and Disclosures, establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets at September 30, 2010 that are required to be measured at fair value on a recurring basis (in thousands):

Description	Level 1 Fair Value
Money market funds	$55,841

        The Company estimated the fair value of its long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile. In

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

determining the market interest yield curve, the Company considered, among other factors, its estimate of its credit rating. The Company estimated its credit rating as BBB/BB+ for the long-term debt associated with the FTD Credit Agreement, resulting in a discount rate of 4%. The table below summarizes the fair value estimates for long-term debt, net of discounts, including current portion, at September 30, 2010, as defined by ASC 825, Disclosures about Fair Value of Financial Instruments (in thousands):

	Carrying Amount	Estimated Fair Value
Long-term debt, net of discounts, including current portion	$277,085	$311,035

7. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2010. The Company repurchased 2.2 million shares of common stock under the Program for $11.0 million in the quarter ended September 30, 2010. From August 2001 through September 30, 2010, the Company had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program.

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay applicable required employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units or issuance of stock awards, the Company currently does not collect the applicable required employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the nine months ended September 30, 2010 and 2009 were $8.2 million and $5.2 million, respectively, for which the Company withheld 1.4 million and 0.9 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued. For information regarding the common stock repurchases consummated during the quarter ended September 30, 2010, see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds," which appears elsewhere in this Quarterly Report on Form 10-Q.

Dividends

        Dividends are paid on shares of common stock outstanding as of the record date. In addition, dividend equivalents are generally paid on unvested restricted stock units outstanding as of the record date.

        In February, April and July 2010, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 26, 2010, May 28, 2010 and August 31, 2010 and totaled $9.1 million, $9.4 million and $9.3 million, respectively, including dividend equivalents paid on outstanding restricted stock units.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY (Continued)

        In October 2010, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is November 12, 2010 and the dividend will be paid on November 30, 2010.

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

8. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following captions within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating expenses:
Cost of revenues—services	$112	$201	$426	$728
Cost of revenues—products	7	20	37	20
Sales and marketing	976	1,421	3,179	4,120
Technology and development	722	1,202	2,550	3,713
General and administrative	4,875	6,748	14,721	20,623

Total stock-based compensation	$6,692	$9,592	$20,913	$29,204

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income per common share for the quarters and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$12,159	$16,155	$37,337	$52,475
Income allocated to participating securities	(747)	(1,222)	(2,334)	(3,491)

Net income applicable to common stockholders	$11,412	$14,933	$35,003	$48,984

Denominator:
Shares used to calculate basic net income per common share	86,649	84,028	86,479	83,372

Add: Dilutive effect of non-participating securities	420	660	655	435

Shares used to calculate diluted net income per common share	87,069	84,688	87,134	83,807

Basic net income per common share	$0.13	$0.18	$0.40	$0.59

Diluted net income per common share	$0.13	$0.18	$0.40	$0.58

        The diluted net income per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the quarter and nine months ended September 30, 2010 were 3.0 million and 2.6 million, respectively. Weighted-average antidilutive shares for the quarter and nine months ended September 30, 2009 were 3.4 million and 6.0 million, respectively.

10. RESTRUCTURING CHARGES

        For the nine months ended September 30, 2010, the Company recorded restructuring charges totaling $1.1 million primarily related to the closure of certain FTD call center facilities in the United States and the United Kingdom. These restructuring charges primarily included lease termination costs and employee termination benefits.

11. LEGAL CONTINGENCIES

        In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LEGAL CONTINGENCIES (Continued)

undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. The parties in the approximately 300 coordinated class actions, including NetZero, the underwriter defendants in the NetZero class action, and the plaintiff class in the NetZero action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make a settlement payment on behalf of the issuers, including NetZero. On October 5, 2009, the district court issued an order granting final approval of the settlement and certifying the settlement class. Certain individuals have appealed the October 5, 2009 order and one objector has filed a brief in support of his appeal of the judgment approving the settlement. The schedule for filing an opposition to the appeal has not yet been determined.

        In 2009, a committee of the United States Senate commenced an investigation of post-transaction sales practices and the companies that have engaged in such practices. As part of such investigation, the Company received a request for information from the committee and has cooperated with, and responded to, such request. In addition, Classmates Online, Inc. received a civil investigative demand from the Attorney General for the State of Washington, and Classmates Online, Inc. and FTD, Inc. received subpoenas from the Attorney General for the State of New York, regarding their respective investigations into such practices and the companies that have engaged in them, including these subsidiaries. The Company has been cooperating with the investigations and in August 2010, each of Classmates Online, Inc. and FTD, Inc. entered into an Assurance of Discontinuance with the Attorney General for the State of New York to resolve its investigation. As part of such resolution, Classmates Online, Inc. and FTD, Inc. paid $960,000 and $640,000, respectively, to a fund that will pay for consumer education, refunds and the costs of the investigation of the Attorney General for the State of New York. FTD.com Inc. and Classmates Online, Inc. have also received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, Texas, and Vermont. Based on the subpoenas, the Company believes the primary focus of the inquiries concerns certain post-transaction sales practices in which these subsidiaries previously engaged with certain third-party vendors. In addition, Classmates Online, Inc. has received a subpoena from the Attorney General for the District of Columbia regarding its marketing, billing, and renewal practices, including, without limitation, its post-transaction sales practices. The Company is cooperating with these investigations. However, the Company cannot predict the outcome of these or any other governmental investigations or other legal actions or their potential implications for the Company's business. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with the Company's former post-transaction sales practices or other current or former business practices.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LEGAL CONTINGENCIES (Continued)

        The Company is subject to various legal proceedings, investigations, claims, and litigation that can involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. There can be no assurance that such legal proceedings, investigations, claims, and litigation, which are inherently uncertain, will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows. At September 30, 2010, the Company had a reserve of $2.3 million for a pending legal settlement.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; operating and marketing efficiencies; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; strategies; and new business initiatives, products, services, and features. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Segment Services

FTD

        FTD Group, Inc. (together with its subsidiaries, "FTD") is a leading provider of floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services, in the United States ("U.S."), Canada, the United Kingdom ("U.K."), and the Republic of Ireland. The business uses the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo. FTD is a nationwide floral marketer, which we refer to as FTD's consumer business, and a provider of floral network services, which we refer to as FTD's floral network business. These businesses are complementary, as the majority of floral orders generated by the consumer business are fulfilled and hand-delivered by the members of the FTD floral network. FTD does not own or operate any retail locations.

        Consumer Business.    FTD is a leading marketer of flowers and specialty gift items to consumers. FTD operates in the U.S. and Canada, primarily through the www.ftd.com website and 1-800-SEND-FTD toll-free telephone number, and in the U.K. and the Republic of Ireland through the www.interflora.co.uk and www.interflora.ie websites and various telephone numbers. FTD also operates mobile websites that are optimized for mobile phones with Internet connections. While floral arrangements and plants are FTD's primary offerings, FTD also markets and sells other specialty gift items including gourmet food, special occasion gifts, bath and beauty products, jewelry, wine and gift baskets, chocolates, and stuffed animals.

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

        Online Social Networking.    Our social networking websites enable users to locate and interact with acquaintances from their past, with school affiliations as the primary focus. Led by our flagship Classmates website (www.classmates.com) that serves the U.S. and Canada, our social networking services have a large and diverse population of users, with over 60 million registered accounts at September 30, 2010.

        Our social networking members can choose between free membership and a paid subscription offering additional features. Free accounts constitute the vast majority of our social networking accounts. Revenues from our social networking services are derived from subscription fees and advertising fees.

        Online Loyalty Marketing.    MyPoints connects advertisers with its members by allowing members to earn rewards points for engaging in online activities. MyPoints is a free service for consumers who need only provide their name, zip code, gender, date of birth, and an email address to register. Members register to receive direct email marketing and other online loyalty promotions, and earn points for responding to email offers, taking market research companies' surveys, shopping online at the MyPoints website (www.mypoints.com) which serves as a shopping portal, searching the Internet through a MyPoints branded toolbar, playing MyPoints branded online games, and engaging in other online activities. Rewards points are redeemable primarily in the form of third-party gift cards from over 75 merchants, including, among others, retailers, theaters, restaurants, airlines, and hotels. Participating merchants include, among others, iTunes, Marriott, and Target.

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

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures are:

FTD Segment Metrics

        Consumer Orders.    We monitor the number of consumer orders for floral and gift products during a given period. Consumer orders are orders delivered during the period that originated in the U.S. and Canada, primarily from the www.ftd.com website and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily from the www.interflora.co.uk and www.interflora.ie websites and various telephone numbers. Orders originating with a florist or other retail location for delivery to consumers are not included. The number of consumer orders received may fluctuate significantly from period to period due to seasonality resulting from the timing of key holidays; general economic conditions; fluctuations in marketing expenditures on initiatives designed to attract new and retain existing customers; changes in pricing for our floral, plant and specialty gift products or competitive offerings; and changing consumer preferences, among other factors.

        Average Order Value.    We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average U.S. Dollar amount received for consumer orders delivered during a period. This average U.S. Dollar amount is determined after translating local currency amounts received for orders delivered principally in the U.K. and the Republic of Ireland into U.S. Dollars. Average order value includes merchandise revenue and shipping and service fees paid by the consumer, less certain discounts and certain refunds. Average order values may fluctuate from period to period based on the average foreign currency exchange rates; product mix; changes in merchandise pricing, shipping and service fees; levels of certain refunds issued; and discounts, among other factors.

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

        Churn.    To evaluate the retention characteristics of our membership base, we also monitor the percentage of pay accounts that terminate or expire, which we refer to as our average monthly churn rate. Our average monthly churn rate is calculated as the total number of pay accounts that terminated or expired in a period divided by the average number of pay accounts for that period, divided by the number of months in that period. Our average monthly churn percentage may fluctuate from period to period due to our mix of subscription terms, which affects the timing of subscription expirations, and other factors. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. For our Communications segment pay accounts, we do not include in our churn calculation those accounts canceled during the first 30 days of service unless the accounts have upgraded from free accounts, although a number of such accounts will be included in our account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not necessarily considered to have canceled a pay account depending on the services and, as such, our segment churn rates are not necessarily indicative of the percentage of subscribers canceling any particular service.

        Active Accounts.    We monitor the number of active accounts among our membership base. Classmates Media segment active accounts are defined as the sum of all social networking pay accounts as of the date presented; the monthly average for the period of all free social networking accounts who have visited our domestic or international social networking websites (excluding The Names Database) at least once during the period; and the monthly average for the period of all online loyalty marketing members who have earned or redeemed points during such period. Communications segment active accounts include all Communications segment pay accounts as of the date presented combined with the number of free Internet access and email accounts that logged on to our services at least once during the preceding 31 days.

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

Key Metrics

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

	Quarter Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Consolidated:
Revenues (in thousands)	$193,541	$242,686	$251,725	$249,490	$216,206
FTD:
Segment revenues (in thousands)	$105,046	$152,669	$156,687	$141,116	$107,526
% of consolidated revenues	54%	63%	62%	57%	50%
Consumer orders (in thousands)	1,085	1,851	1,813	1,594	1,075
Average order value	$60.77	$58.76	$59.42	$60.14	$61.29
Average currency exchange rate: GBP to USD	1.55	1.49	1.54	1.63	1.64
Classmates Media:
Segment revenues (in thousands)	$49,105	$48,784	$50,502	$60,712	$58,682
% of consolidated revenues	25%	20%	20%	24%	27%
Pay accounts (in thousands)	4,795	4,982	4,988	4,886	4,785
Segment churn	3.5%	3.1%	3.2%	3.8%	3.8%
ARPU	$2.26	$2.22	$2.29	$2.53	$2.71
Segment active accounts (in millions)	15.0	16.1	17.5	19.4	16.9
Communications:
Segment revenues (in thousands)	$40,165	$42,039	$45,241	$48,429	$50,679
% of consolidated revenues	21%	17%	18%	19%	23%
Pay accounts (in thousands):
Access	801	880	967	1,036	1,118
Other	295	300	306	314	322

Total pay accounts	1,096	1,180	1,273	1,350	1,440
Segment churn	4.0%	4.2%	4.3%	4.4%	4.6%
ARPU	$9.58	$9.57	$9.41	$9.43	$9.43
Segment active accounts (in millions)	1.9	2.0	2.1	2.2	2.3

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

Financial Statement Presentation

Revenues

Services Revenues

  FTD

        FTD services revenues consist of fees charged to its floral network members for access to the FTD and Interflora brands and the Mercury Man logo, access to the floral networks, credit card processing services, e-commerce websites services, online advertising tools, and telephone answering, order-taking, transmission, and clearing-house services.

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

Advertising Revenues

        We provide advertising opportunities to marketers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities across our various properties. We also offer targeting technologies, website sponsorships and website integrations.

  FTD

        FTD advertising revenues consist primarily of post-transaction sales that are generated when FTD consumers are presented with third-party offers immediately after completing a purchase on the www.ftd.com and www.interflora.co.uk websites.

  Classmates Media

        Our online social networking services generate advertising revenues primarily from display advertisements and from post-transaction sales occurring after Classmates members have completed the pay account registration process. Advertising inventory on our social networking websites includes text and graphic placements on the user home page, profile page, class list page, and most other pages on our websites. We also sell a portion of our advertising inventory through third-party advertising resellers.

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

        Unaudited condensed consolidated financial information was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$193,541	$216,206	$687,952	$740,642
Operating expenses:
Cost of revenues	84,394	84,562	320,487	307,345
Sales and marketing	34,783	46,146	133,926	155,584
Technology and development	14,334	15,700	42,329	49,637
General and administrative	26,333	28,111	84,576	88,632
Amortization of intangible assets	8,020	9,013	24,298	26,252
Restructuring charges	70	—	1,061	—

Total operating expenses	167,934	183,532	606,677	627,450

Operating income	25,607	32,674	81,275	113,192
Interest income	382	498	1,259	1,184
Interest expense	(5,471)	(7,542)	(18,934)	(24,547)
Other income (expense), net	(40)	567	95	698

Income before income taxes	20,478	26,197	63,695	90,527
Provision for income taxes	8,319	10,042	26,358	38,052

Net income	$12,159	$16,155	$37,337	$52,475

        Information for our three reportable segments was as follows (in thousands):

	FTD		Classmates Media		Communications
	Quarter Ended September 30,		Quarter Ended September 30,		Quarter Ended September 30,
	2010	2009	2010	2009	2010	2009
Revenues	$105,046	$107,526	$49,105	$58,682	$40,165	$50,679
Operating expenses:
Cost of revenues	63,197	62,581	8,794	7,918	9,867	11,469
Sales and marketing	16,451	16,731	14,371	19,016	4,201	10,745
Technology and development	2,608	2,993	6,070	5,966	3,382	4,615
General and administrative	10,040	9,968	8,080	8,784	6,920	8,237
Restructuring charges	70	—	—	—	—	—

Total operating expenses	92,366	92,273	37,315	41,684	24,370	35,066

Segment income from operations	$12,680	$15,253	$11,790	$16,998	$15,795	$15,613

	FTD		Classmates Media		Communications
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Revenues	$414,402	$404,729	$148,391	$175,310	$127,445	$162,804
Operating expenses:
Cost of revenues	257,056	237,604	24,835	25,821	30,416	36,328
Sales and marketing	71,126	67,463	47,089	57,802	16,363	31,434
Technology and development	8,505	9,029	17,208	20,206	9,800	14,154
General and administrative	32,261	32,241	26,506	28,205	22,234	24,303
Restructuring charges	1,152	—	(91)	—	—	—

Total operating expenses	370,100	346,337	115,547	132,034	78,813	106,219

Segment income from operations	$44,302	$58,392	$32,844	$43,276	$48,632	$56,585

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment revenues:
FTD	$105,046	$107,526	$414,402	$404,729
Classmates Media	49,105	58,682	148,391	175,310
Communications	40,165	50,679	127,445	162,804
Intersegment eliminations	(775)	(681)	(2,286)	(2,201)

Consolidated revenues	$193,541	$216,206	$687,952	$740,642

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment operating expenses:
FTD	$92,366	$92,273	$370,100	$346,337
Classmates Media	37,315	41,684	115,547	132,034
Communications	24,370	35,066	78,813	106,219

Total segment operating expenses	154,051	169,023	564,460	584,590
Depreciation	6,604	6,177	20,168	18,809
Amortization of intangible assets	8,054	9,013	24,335	26,252
Intersegment eliminations	(775)	(681)	(2,286)	(2,201)

Consolidated operating expenses	$167,934	$183,532	$606,677	$627,450

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment income from operations:
FTD	$12,680	$15,253	$44,302	$58,392
Classmates Media	11,790	16,998	32,844	43,276
Communications	15,795	15,613	48,632	56,585

Total segment income from operations	40,265	47,864	125,778	158,253
Depreciation	(6,604)	(6,177)	(20,168)	(18,809)
Amortization of intangible assets	(8,054)	(9,013)	(24,335)	(26,252)

Consolidated operating income	$25,607	$32,674	$81,275	$113,192

Quarter and Nine Months Ended September 30, 2010 compared to Quarter and Nine Months
Ended September 30, 2009

        The following table presents our consolidated operating results as a percentage of consolidated revenues for the quarters and nine months ended September 30, 2010 and 2009.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	43.6	39.1	46.6	41.5
Sales and marketing	18.0	21.3	19.5	21.0
Technology and development	7.4	7.3	6.2	6.7
General and administrative	13.6	13.0	12.3	12.0
Amortization of intangible assets	4.1	4.2	3.5	3.5
Restructuring charges	—	—	0.2	—

Total operating expenses	86.8	84.9	88.2	84.7

Operating income	13.2	15.1	11.8	15.3
Interest income	0.2	0.2	0.2	0.2
Interest expense	(2.8)	(3.5)	(2.8)	(3.3)
Other income (expense), net	—	0.3	—	0.1

Income before income taxes	10.6	12.1	9.3	12.2
Provision for income taxes	4.3	4.6	3.8	5.1

Net income	6.3%	7.5%	5.4%	7.1%

Consolidated Results

        Revenues.    Consolidated revenues decreased by $22.7 million, or 10%, to $193.5 million for the quarter ended September 30, 2010, compared to $216.2 million for the quarter ended September 30, 2009. The decrease was due to a $10.5 million decrease in revenues from our Communications segment, a $9.6 million decrease in revenues from our Classmates Media segment and a $2.5 million decrease in revenues from our FTD segment. Consolidated revenues related to our FTD, Classmates Media and Communications segments constituted 54.1%, 25.3% and 20.7%, respectively, of our total segment revenues for the quarter ended September 30, 2010, compared to 49.6%, 27.1% and 23.4%, respectively, for the quarter ended September 30, 2009. As a result of a number of factors, including those discussed throughout the results of operations discussion, we anticipate consolidated revenues and operating income will decrease in 2010 as compared to 2009.

        Consolidated revenues decreased by $52.7 million, or 7%, to $688.0 million for the nine months ended September 30, 2010, compared to $740.6 million for the nine months ended September 30, 2009. The decrease was due to a $35.4 million decrease in revenues from our Communications segment and a $26.9 million decrease in revenues from our Classmates Media segment, partially offset by a $9.7 million increase in revenues from our FTD segment. Consolidated revenues related to our FTD, Classmates Media and Communications segments constituted 60.0%, 21.5% and 18.5%, respectively, of our total segment revenues for the nine months ended September 30, 2010, compared to 54.5%, 23.6% and 21.9%, respectively, for the nine months ended September 30, 2009.

        Cost of Revenues.    Consolidated cost of revenues decreased by $0.2 million, or less than 1%, to $84.4 million for the quarter ended September 30, 2010, compared to $84.6 million for the quarter ended September 30, 2009. Consolidated cost of revenues as a percentage of consolidated revenues increased to 43.6% for the quarter ended September 30, 2010, compared to 39.1% for the prior-year period. The decrease of $0.2 million was due to a $1.6 million decrease in cost of revenues associated with our Communications segment. The decrease was partially offset by a $0.9 million increase in cost of revenues associated with our Classmates Media segment and a $0.6 million increase in cost of revenues associated with our FTD segment. Cost of revenues related to our FTD, Classmates Media and Communications segments constituted 77.2%, 10.7% and 12.1%, respectively, of our total segment cost of revenues for the quarter ended September 30, 2010, compared to 76.3%, 9.7% and 14.0%, respectively, for the quarter ended September 30, 2009.

        Consolidated cost of revenues increased by $13.1 million, or 4%, to $320.5 million for the nine months ended September 30, 2010, compared to $307.3 million for the nine months ended September 30, 2009. Consolidated cost of revenues as a percentage of consolidated revenues increased to 46.6% for the nine months ended September 30, 2010, compared to 41.5% for the prior-year period. The increase of $13.1 million was due to a $19.5 million increase in cost of revenues associated with our FTD segment and a $0.8 million increase in depreciation expense. These increases were partially offset by a $5.9 million decrease in cost of revenues associated with our Communications segment and a $1.0 million decrease associated with our Classmates Media segment. Cost of revenues related to our FTD, Classmates Media and Communications segments constituted 82.3%, 8.0% and 9.7%, respectively, of our total segment cost of revenues for the nine months ended September 30, 2010, compared to 79.3%, 8.6% and 12.1%, respectively, for the nine months ended September 30, 2009.

        Sales and Marketing Expenses.    Consolidated sales and marketing expenses decreased by $11.4 million, or 25%, to $34.8 million for the quarter ended September 30, 2010, compared to $46.1 million for the quarter ended September 30, 2009. Consolidated sales and marketing expenses as a percentage of consolidated revenues decreased to 18.0% for the quarter ended September 30, 2010, compared to 21.3% for the prior-year period. The decrease of $11.4 million was due to a $6.5 million decrease in sales and marketing expenses associated with our Communications segment, a $4.6 million decrease in sales and marketing expenses associated with our Classmates Media segment and a $0.3 million decrease in sales and marketing expenses associated with our FTD segment. Sales and marketing expenses related to our FTD, Classmates Media and Communications segments constituted 47.0%, 41.0% and 12.0%, respectively, of total segment sales and marketing expenses for the quarter ended September 30, 2010, compared to 36.0%, 40.9% and 23.1%, respectively, for the quarter ended September 30, 2009.

        Consolidated sales and marketing expenses decreased by $21.7 million, or 14%, to $133.9 million for the nine months ended September 30, 2010, compared to $155.6 million for the nine months ended September 30, 2009. Consolidated sales and marketing expenses as a percentage of consolidated revenues decreased to 19.5% for the nine months ended September 30, 2010, compared to 21.0% for the prior-year period. The decrease of $21.7 million was due to a $15.1 million decrease in sales and marketing expenses associated with our Communications segment and a $10.7 million decrease in sales and marketing expenses associated with our Classmates Media segment. These decreases were partially offset by a $3.7 million increase in sales and marketing expenses associated with our FTD segment and a $0.3 million increase in depreciation expense. Sales and marketing expenses related to our FTD, Classmates Media and Communications segments constituted 52.9%, 35.0% and 12.2%, respectively, of total segment sales and marketing expenses for the nine months ended September 30, 2010, compared to 43.1%, 36.9% and 20.1%, respectively, for the nine months ended September 30, 2009.

        Technology and Development Expenses.    Consolidated technology and development expenses decreased by $1.4 million, or 9%, to $14.3 million for the quarter ended September 30, 2010, compared to $15.7 million for the quarter ended September 30, 2009. Consolidated technology and development expenses as a percentage of consolidated revenues were 7.4% for the quarter ended September 30, 2010, compared to 7.3% for the prior-year period. The decrease of $1.4 million was primarily related to a $1.2 million decrease in technology and development expenses associated with our Communications segment and a $0.4 million decrease in technology and development expenses associated with our FTD segment. Technology and development expenses related to our FTD, Classmates Media and Communications segments constituted 21.6%, 50.3% and 28.0%, respectively, of total segment technology and development expenses for the quarter ended September 30, 2010, compared to 22.0%, 44.0% and 34.0%, respectively, for the quarter ended September 30, 2009.

        Consolidated technology and development expenses decreased by $7.3 million, or 15%, to $42.3 million for the nine months ended September 30, 2010, compared to $49.6 million for the nine months ended September 30, 2009. Consolidated technology and development expenses as a percentage of consolidated revenues decreased to 6.2% for the nine months ended September 30, 2010, compared to 6.7% for the prior-year period. The decrease of $7.3 million was primarily related to a $4.4 million decrease in technology and development expenses associated with our Communications segment, a $3.0 million decrease associated with our Classmates Media segment and a $0.5 million decrease associated with our FTD segment. These decreases were partially offset by a $0.6 million increase in depreciation expense. Technology and development expenses related to our FTD, Classmates Media and Communications segments constituted 23.9%, 48.5% and 27.6%, respectively, of total segment technology and development expenses for the nine months ended September 30, 2010, compared to 20.8%, 46.6% and 32.6%, respectively, for the nine months ended September 30, 2009.

        General and Administrative Expenses.    Consolidated general and administrative expenses decreased by $1.8 million, or 6%, to $26.3 million for the quarter ended September 30, 2010, compared to $28.1 million for the quarter ended September 30, 2009. Consolidated general and administrative expenses as a percentage of consolidated revenues increased to 13.6% for the quarter ended September 30, 2010, compared to 13.0% for the prior-year period. The decrease of $1.8 million was primarily due to a $1.3 million decrease associated with our Communications segment and a $0.7 million decrease associated with our Classmates Media segment. General and administrative expenses related to our FTD, Classmates Media and Communications segments constituted 40.1%, 32.3% and 27.6%, respectively, of total segment general and administrative expenses for the quarter ended September 30, 2010, compared to 36.9%, 32.5% and 30.5%, respectively, for the quarter ended September 30, 2009.

        Consolidated general and administrative expenses decreased by $4.1 million, or 5%, to $84.6 million for the nine months ended September 30, 2010, compared to $88.6 million for the nine months ended September 30, 2009. Consolidated general and administrative expenses as a percentage of consolidated revenues increased to 12.3% for the nine months ended September 30, 2010, compared to 12.0% for the prior-year period. The decrease of $4.1 million was primarily due to a $2.1 million decrease in general and administrative expenses associated with our Communications segment, a $1.7 million decrease in general and administrative expenses associated with our Classmates Media segment and a $0.3 million decrease in depreciation expense. Consolidated general and administrative expenses for the nine months ended September 30, 2010 included $2.0 million of expenses incurred in the first quarter of this year in connection with a potential transaction that failed to consummate. Such expenses were allocated to the FTD, Classmates Media and Communications segments equally and are reflected in the aforementioned results. General and administrative expenses related to our FTD, Classmates Media and Communications segments constituted 39.8%, 32.7% and 27.4%, respectively, of total segment general and administrative expenses for the nine months ended September 30, 2010, compared to 38.0%, 33.3% and 28.7%, respectively, for the nine months ended September 30, 2009.

        Amortization of Intangible Assets.    Consolidated amortization of intangible assets decreased by $1.0 million, or 11%, to $8.0 million for the quarter ended September 30, 2010, compared to $9.0 million for the quarter ended September 30, 2009. Consolidated amortization of intangible assets decreased by $2.0 million, or 7%, to $24.3 million for the nine months ended September 30, 2010, compared to $26.3 million for the nine months ended September 30, 2009. The decreases were primarily due to certain intangible assets related to our acquisition of Classmates Online, Inc. and its subsidiaries in 2004 becoming fully amortized in 2009 and 2010.

        Restructuring Charges.    Consolidated restructuring charges were $0.1 million and $1.1 million for the quarter and nine months ended September 30, 2010, respectively. There were no restructuring charges for the quarter and nine months ended September 30, 2009. Restructuring charges for the quarter and nine months ended September 30, 2010 were primarily related to the closure of certain FTD call center facilities in the U.S. and the U.K.

        Interest Income.    Interest income decreased by $0.1 million, or 23%, to $0.4 million for the quarter ended September 30, 2010, compared to $0.5 million for the quarter ended September 30, 2009. Interest income increased by $0.1 million, or 6%, to $1.3 million for the nine months ended September 30, 2010, compared to $1.2 million for the nine months ended September 30, 2009.

        Interest Expense.    Interest expense decreased by $2.1 million, or 27%, to $5.5 million for the quarter ended September 30, 2010, compared to $7.5 million for the quarter ended September 30, 2009. Interest expense decreased by $5.6 million, or 23%, to $18.9 million for the nine months ended September 30, 2010, compared to $24.5 million for the nine months ended September 30, 2009. The decrease was primarily due to declining debt balances as a result of repayments on our credit facilities.

        Other Income (Expense), Net.    Other income (expense), net, was $(40,000) and $0.1 million for the quarter and nine months ended September 30, 2010, respectively, compared to $0.6 million and $0.7 million for the quarter and nine months ended September 30, 2009, respectively.

        Provision for Income Taxes.    For the quarter and nine months ended September 30, 2010, we recorded a provision for income taxes of $8.3 million and $26.4 million, respectively, on pre-tax income of $20.5 million and $63.7 million, respectively, resulting in a year-to-date effective income tax rate of 41.4%. For the quarter and nine months ended September 30, 2009, we recorded a provision for income taxes of $10.0 million and $38.1 million, respectively, on pre-tax income of $26.2 million and $90.5 million, respectively, resulting in a year-to-date effective income tax rate of 42.0%. The year-over-year rate has declined primarily due to the benefit from the decrease in non-deductible stock-based compensation, partially offset by an increase in the year-to-date effective income tax rate as a result of both a higher percentage of permanent differences relative to pre-tax income in the nine months ended September 30, 2010 and a year-over-year decrease in discrete benefits, compared to the nine months ended September 30, 2009.

FTD Segment Results

        The following table presents FTD segment's operating expenses and income from operations as a percentage of FTD revenues for the quarters and nine months ended September 30, 2010 and 2009.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	60.2	58.2	62.0	58.7
Sales and marketing	15.7	15.6	17.2	16.7
Technology and development	2.5	2.8	2.1	2.2
General and administrative	9.6	9.3	7.8	8.0
Restructuring charges	0.1	—	0.3	—

Total operating expenses	87.9	85.8	89.3	85.6

Segment income from operations	12.1%	14.2%	10.7%	14.4%

        FTD Revenues.    FTD revenues decreased by $2.5 million, or 2%, to $105.0 million for the quarter ended September 30, 2010, compared to $107.5 million for the quarter ended September 30, 2009. Excluding the impact of foreign currency exchange rates of $1.7 million due to a weaker British Pound versus the U.S. Dollar, revenues decreased by $0.8 million, or 1%, compared to the prior-year period, due to a $1.0 million decrease in advertising revenues generated from post-transaction sales. The decrease was partially offset by an increase in consumer order volume.

        FTD revenues increased by $9.7 million, or 2%, to $414.4 million for the nine months ended September 30, 2010, compared to $404.7 million for the nine months ended September 30, 2009. Excluding the impact of foreign currency exchange rates of $0.6 million due to a stronger British Pound versus the U.S. Dollar, revenues increased by $9.0 million, or 2%, compared to the prior-year period, due to increased consumer order volume. The increase was partially offset by a decrease in advertising revenues generated from post-transaction sales.

        FTD Cost of Revenues.    FTD cost of revenues increased by $0.6 million, or 1%, to $63.2 million for the quarter ended September 30, 2010, compared to $62.6 million for the quarter ended September 30, 2009. Excluding the impact of foreign currency exchange rates of $1.1 million, cost of revenues increased by $1.8 million, or 3%, compared to the prior-year period, primarily as a result of an increase in consumer order volume as well as a shift in the mix of products and services sold and increased shipping costs. FTD cost of revenues as a percentage of revenues increased to 60.2% for the quarter ended September 30, 2010, compared to 58.2% for the prior-year period. Cost of revenues as a percentage of revenues was negatively impacted by an increased level of discounts on products sold to consumers, increased shipping costs, a shift in the mix of products and services sold, and a decrease in post-transaction sales, which have minimal cost of revenues.

        FTD cost of revenues increased by $19.5 million, or 8%, to $257.1 million for the nine months ended September 30, 2010, compared to $237.6 million for the nine months ended September 30, 2009. Excluding the impact of foreign currency exchange rates of $0.5 million, cost of revenues increased by $18.9 million, or 8%, compared to the prior-year period, primarily as a result of an increase in consumer order volume as well a shift in the mix of products and services sold and increased shipping costs. FTD cost of revenues as a percentage of revenues increased to 62.0% for the nine months ended September 30, 2010, compared to 58.7% for the prior-year period. Cost of revenues as a percentage of revenues was negatively impacted by an increased level of discounts on products sold to consumers, increased shipping costs, a shift in the mix of products and services sold, and a decrease in post-transaction sales, which have minimal cost of revenues.

        FTD Sales and Marketing Expenses.    FTD sales and marketing expenses decreased by $0.3 million, or 2%, to $16.5 million for the quarter ended September 30, 2010, compared to $16.7 million for the quarter ended September 30, 2009. FTD sales and marketing expenses as a percentage of revenues increased slightly to 15.7% for the quarter ended September 30, 2010, compared to 15.6% for the prior-year period.

        FTD sales and marketing expenses increased by $3.7 million, or 5%, to $71.1 million for the nine months ended September 30, 2010, compared to $67.5 million for the nine months ended September 30, 2009. FTD sales and marketing expenses as a percentage of revenues increased to 17.2% for the nine months ended September 30, 2010, compared to 16.7% for the prior-year period. The increase was primarily due to higher marketing expenditures related to television advertising for the Valentine's Day and Mother's Day holidays in 2010 and higher customer service costs, partially offset by a decrease in print advertising expenses.

        FTD Technology and Development Expenses.    FTD technology and development expenses decreased by $0.4 million, or 13%, to $2.6 million for the quarter ended September 30, 2010, compared to $3.0 million for the quarter ended September 30, 2009. FTD technology and development expenses as a percentage of revenues decreased to 2.5% for the quarter ended September 30, 2010, compared to 2.8% for the prior-year period. The decrease was primarily due to lower web hosting costs.

        FTD technology and development expenses decreased by $0.5 million, or 6%, to $8.5 million for the nine months ended September 30, 2010, compared to $9.0 million for the nine months ended September 30, 2009. FTD technology and development expenses as a percentage of revenues decreased slightly to 2.1% for the nine months ended September 30, 2010, compared to 2.2% for the prior-year period. The decrease was primarily due to lower web hosting costs and lower personnel-related costs.

        FTD General and Administrative Expenses.    FTD general and administrative expenses remained flat at $10.0 million for the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009. FTD general and administrative expenses as a percentage of revenues increased to 9.6% for the quarter ended September 30, 2010, compared to 9.3% for the prior-year period.

        FTD general and administrative expenses increased by $0.1 million to $32.3 million for the nine months ended September 30, 2010, compared to $32.2 million for the nine months ended September 30, 2009. FTD general and administrative expenses as a percentage of revenues decreased to 7.8% for the nine months ended September 30, 2010, compared to 8.0% for the prior-year period. The increase in general and administrative expenses was largely attributable to expenses of $0.7 million related to a potential transaction in the first quarter of this year that failed to consummate and a $0.4 million charge, net of an insurance reimbursement, related to the resolution of the investigation of the Attorney General for New York, as well as an increase in professional fees associated with such matter. These increases were partially offset by a decrease in bad debt expense and a decrease in stock-based compensation.

        FTD Restructuring Charges.    FTD recorded restructuring charges of $0.1 million and $1.2 million, respectively, for the quarter and the nine months ended September 30, 2010. These charges were primarily related to the closure of certain call center facilities in the U.S. and the U.K. There were no restructuring charges for the quarter and nine months ended September 30, 2009.

Classmates Media Segment Results

        The following table presents the Classmates Media segment's operating expenses and income from operations as a percentage of Classmates Media revenues for the quarters and nine months ended September 30, 2010 and 2009.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	17.9	13.5	16.7	14.7
Sales and marketing	29.3	32.4	31.7	33.0
Technology and development	12.4	10.2	11.6	11.5
General and administrative	16.5	15.0	17.9	16.1
Restructuring charges	—	—	(0.1)	—

Total operating expenses	76.0	71.0	77.9	75.3

Segment income from operations	24.0%	29.0%	22.1%	24.7%

        Classmates Media Revenues.    Classmates Media revenues decreased by $9.6 million, or 16%, to $49.1 million for the quarter ended September 30, 2010, compared to $58.7 million for the quarter ended September 30, 2009. The decrease was partially due to a $5.1 million decrease in services revenues. Services revenues decreased, despite a 4% increase in our average number of pay accounts from 4.7 million for the quarter ended September 30, 2009 to 4.9 million for the quarter ended September 30, 2010, as a result of a 17% decrease in ARPU from $2.71 for the quarter ended September 30, 2009 to $2.26 for the quarter ended September 30, 2010. The decrease in ARPU was primarily attributable to a greater percentage of discounted pricing plans offered primarily to certain domestic online social networking pay accounts on a promotional basis. At September 30, 2010, the number of pay accounts decreased by 187,000 when compared to June 30, 2010. We anticipate that the number of pay accounts will decline in the fourth quarter of this year by a greater amount than the decline experienced in the quarter ended September 30, 2010. We expect ARPU to increase during the fourth quarter as a large number of pay accounts on discounted pricing plans renew at full price on their anniversary dates; however, we will continue to offer various levels of discounted pricing plans and have no assurance that ARPU will increase in the future. We expect churn to increase further in the fourth quarter primarily because a larger number of pay accounts on discounted pricing plans will have subscription terms expire during the fourth quarter as compared to the third quarter. In addition, Classmates Media advertising revenues decreased by $4.5 million in the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009, primarily due to a decrease in revenues generated from post-transaction sales, partially offset by an increase in revenues generated from our online loyalty marketing service.

        Classmates Media revenues decreased by $26.9 million, or 15%, to $148.4 million for the nine months ended September 30, 2010, compared to $175.3 million for the nine months ended September 30, 2009. The decrease was partially due to a $14.9 million decrease in services revenues. Services revenues decreased, despite a 6% increase in our average number of pay accounts from 4.6 million for the nine months ended September 30, 2009 to 4.8 million for the nine months ended September 30, 2010, as a result of an 18% decrease in ARPU from $2.81 for the nine months ended September 30, 2009 to $2.30 for the nine months ended September 30, 2010. The decrease in ARPU was primarily attributable to a greater percentage of discounted pricing plans offered primarily to certain domestic online social networking pay accounts on a promotional basis. In addition, Classmates Media advertising revenues decreased by $12.1 million primarily due to a decrease in revenues generated from post-transaction sales in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, partially offset by an increase in revenues generated from our online loyalty marketing services.

        Classmates Media Cost of Revenues.    Classmates Media cost of revenues increased by $0.9 million, or 11%, to $8.8 million for the quarter ended September 30, 2010, compared to $7.9 million for the quarter ended September 30, 2009. Classmates Media cost of revenues as a percentage of Classmates Media revenues increased to 17.9% for the quarter ended September 30, 2010, compared to 13.5% for the prior-year period. The increase of $0.9 million was primarily due to a $0.7 million increase in overhead-related costs and a $0.5 million increase in the cost of points earned by members of our online loyalty marketing service, partially offset by a decrease in credit card processing fees. The increase in cost of revenues as a percentage of Classmates Media revenues was primarily due to the absence of revenues from post-transaction sales, which have minimal costs of revenues.

        Classmates Media cost of revenues decreased by $1.0 million, or 4% to $24.8 million for the nine months ended September 30, 2010, compared to $25.8 million for the nine months ended September 30, 2009. Classmates Media cost of revenues as a percentage of Classmates Media revenues increased to 16.7% for the nine months ended September 30, 2010, compared to 14.7% for the prior-year period. The decrease of $1.0 million was primarily due to a $1.4 million decrease in credit card processing fees, partially offset by a $0.3 million increase in overhead-related costs and a $0.3 million increase in the cost of points earned by members of our online loyalty marketing service. The increase in cost of revenues as a percentage of Classmates Media revenues was primarily due to significantly lower revenues from post-transaction sales, which have minimal costs of revenues.

        Classmates Media Sales and Marketing Expenses.    Classmates Media sales and marketing expenses decreased by $4.6 million, or 24%, to $14.4 million for the quarter ended September 30, 2010, compared to $19.0 million for the quarter ended September 30, 2009. Classmates Media sales and marketing expenses as a percentage of Classmates Media revenues decreased to 29.3% for the quarter ended September 30, 2010, compared to 32.4% for the prior-year period. The decrease of $4.6 million was largely the result of a $3.8 million decrease in marketing costs to acquire new online social networking members and a $0.7 million decrease in personnel- and overhead-related costs as a result of reduced headcount.

        Classmates Media sales and marketing expenses decreased by $10.7 million, or 19%, to $47.1 million for the nine months ended September 30, 2010, compared to $57.8 million for the nine months ended September 30, 2009. Classmates Media sales and marketing expenses as a percentage of Classmates Media revenues decreased to 31.7% for the nine months ended September 30, 2010, compared to 33.0% for the prior-year period. The decrease of $10.7 million was largely the result of a $9.7 million decrease in marketing costs to acquire new online social networking members and a $2.5 million decrease in personnel- and overhead-related costs as a result of reduced headcount, partially offset by a $1.5 million increase in costs to acquire new online loyalty marketing members.

        Classmates Media Technology and Development Expenses.    Classmates Media technology and development expenses increased by $0.1 million, or 2%, to $6.1 million for the quarter ended September 30, 2010, compared to $6.0 million for the quarter ended September 30, 2009. Classmates Media technology and development expenses as a percentage of Classmates Media revenues increased to 12.4% for the quarter ended September 30, 2010, compared to 10.2% for the prior-year period.

        Classmates Media technology and development expenses decreased by $3.0 million, or 15%, to $17.2 million for the nine months ended September 30, 2010, compared to $20.2 million for the nine months ended September 30, 2009. Classmates Media technology and development expenses as a percentage of Classmates Media revenues increased slightly to 11.6% for the nine months ended September 30, 2010, compared to 11.5% for the prior-year period. The $3.0 million decrease was primarily due to a $3.3 million decrease in personnel- and overhead-related costs as a result of reduced headcount.

        Classmates Media General and Administrative Expenses.    Classmates Media general and administrative expenses decreased by $0.7 million, or 8%, to $8.1 million for the quarter ended September 30, 2010, compared to $8.8 million for the quarter ended September 30, 2009. Classmates Media general and administrative expenses as a percentage of Classmates Media revenues increased to 16.5% for the quarter ended September 30, 2010, compared to 15.0% for the prior-year period. The decrease of $0.7 million was primarily due to a $0.4 million insurance reimbursement related to the resolution of the investigation of the Attorney General for New York and a $0.3 million favorable non-income tax settlement.

        Classmates Media general and administrative expenses decreased by $1.7 million, or 6%, to $26.5 million for the nine months ended September 30, 2010, compared to $28.2 million for the nine months ended September 30, 2009. Classmates Media general and administrative expenses as a percentage of Classmates Media revenues increased to 17.9% for the nine months ended September 30, 2010, compared to 16.1% for the prior-year period. The decrease of $1.7 million was primarily due to a $4.2 million decrease in personnel- and overhead-related costs and a $0.3 million favorable non-income tax settlement in the third quarter of this year. These decreases were partially offset by a $1.0 million increase in professional services and consulting fees, $0.7 million of expenses related to a potential transaction in the first quarter of the year that failed to consummate, a $0.6 million charge, net of insurance reimbursement, related to the resolution of the investigation of the Attorney General for New York, and a $0.4 million increase in a reserve for a pending legal settlement.

Communications Segment Results

        The following table presents the Communications segment's operating expenses and income from operations as a percentage of Communications revenues for the quarters and nine months ended September 30, 2010 and 2009.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	24.6	22.6	23.9	22.3
Sales and marketing	10.5	21.2	12.8	19.3
Technology and development	8.4	9.1	7.7	8.7
General and administrative	17.2	16.3	17.4	14.9

Total operating expenses	60.7	69.2	61.8	65.2

Segment income from operations	39.3%	30.8%	38.2%	34.8%

        Communications Revenues.    Communications revenues decreased by $10.5 million, or 21%, to $40.2 million for the quarter ended September 30, 2010, compared to $50.7 million for the quarter ended September 30, 2009. The decrease was primarily due to a $9.2 million decrease in services revenues as a result of a 29% decrease in our average number of dial-up Internet access pay accounts from 1.1 million for the quarter ended September 30, 2009 to 0.8 million for the quarter ended September 30, 2010, partially offset by an increase in ARPU from $9.43 for the quarter ended September 30, 2009 to $9.58 for the quarter ended September 30, 2010. The decrease in Communications revenues was also due to a $1.4 million decrease in advertising revenues resulting from the decrease in pay accounts and a decrease in search revenues following our transition to a new search provider in the first quarter of this year. We expect that Communications pay accounts and services revenues will continue to decline.

        Communications revenues decreased by $35.4 million, or 22%, to $127.4 million for the nine months ended September 30, 2010, compared to $162.8 million for the nine months ended September 30, 2009. The decrease was primarily due to a $30.6 million decrease in services revenues as a result of a 28% decrease in our average number of dial-up Internet access pay accounts from 1.2 million for the nine months ended September 30, 2009 to 0.9 million for the nine months ended September 30, 2010, partially offset by an increase in ARPU from $9.50 for the nine months ended September 30, 2009 to $9.55 for the nine months ended September 30, 2010. The decrease in Communications revenues was also due to a $4.8 million decrease in advertising revenues resulting from the decrease in pay accounts and a decrease in search revenues following our transition to a new search provider in the first quarter of this year.

        Communications Cost of Revenues.    Communications cost of revenues decreased by $1.6 million, or 14%, to $9.9 million for the quarter ended September 30, 2010, compared to $11.5 million for the quarter ended September 30, 2009. Communications cost of revenues as a percentage of Communications revenues increased to 24.6% for the quarter ended September 30, 2010, compared to 22.6% for the prior-year period due to a higher percentage of revenues being generated from our broadband services which have higher costs of revenues than our dial-up services. The decrease of $1.6 million was primarily related to a $0.8 million decrease in customer support and billing-related costs. In addition, Communications cost of revenues decreased as a result of a $0.4 million decrease in telecommunications costs associated with our dial-up Internet access services primarily due to a decrease in the number of dial-up Internet access pay accounts and a decrease in hourly usage per pay account and a $0.3 million decrease in costs associated with our broadband services. We expect cost of revenues as a percentage of revenues to continue to increase as revenues continue to decrease.

        Communications cost of revenues decreased by $5.9 million, or 16%, to $30.4 million for the nine months ended September 30, 2010, compared to $36.3 million for the nine months ended September 30, 2009. Communications cost of revenues as a percentage of Communications revenues increased to 23.9% for the nine months ended September 30, 2010, compared to 22.3% for the prior-year period due to a higher percentage of revenues being generated from our broadband services which have higher costs of revenues than our dial-up services. The decrease of $5.9 million was primarily due to a $2.4 million decrease in customer support and billing-related costs due to a decrease in the number of dial-up Internet access pay accounts and a $1.7 million decrease in telecommunications costs associated with our dial-up Internet access services primarily due to a decrease in the number of dial-up Internet access pay accounts and a decrease in hourly usage per pay account. In addition, Communications cost of revenues decreased as a result of a $1.0 million decrease in personnel-related costs as a result of reduced headcount and a $0.6 million decrease in costs associated with our broadband services.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $6.5 million, or 61%, to $4.2 million for the quarter ended September 30, 2010, compared to $10.7 million for the quarter ended September 30, 2009. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 10.5% for the quarter ended September 30, 2010, compared to 21.2% for the prior-year period. The decrease in expenses reflects the Company's decision to reduce sales and marketing expenses. The decrease of $6.5 million was primarily attributable to a $3.5 million decline in advertising and promotion costs related to our dial-up Internet access services, a $1.7 million decrease in distribution costs, a $0.5 million decrease in customer service costs related to our dial-up Internet access services, a $0.5 million decrease in personnel- and overhead-related costs as a result of reduced headcount, and a $0.4 million decrease in advertising and promotion costs related to our broadband services.

        Communications sales and marketing expenses decreased by $15.1 million, or 48%, to $16.4 million for the nine months ended September 30, 2010, compared to $31.4 million for the nine months ended September 30, 2009. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 12.8% for the nine months ended September 30, 2010, compared to 19.3% for the prior-year period. The decrease in expenses reflects the Company's decision to reduce sales and marketing expenses. The decrease of $15.1 million was primarily attributable to a $7.8 million decline in advertising and promotion costs related to our dial-up Internet access services, a $4.2 million decrease in distribution costs, a $1.7 million decrease in customer service costs related to our dial-up Internet access services, and a $1.2 million decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Communications Technology and Development Expenses.    Communications technology and development expenses decreased by $1.2 million, or 27%, to $3.4 million for the quarter ended September 30, 2010, compared to $4.6 million for the quarter ended September 30, 2009. Communications technology and development expenses as a percentage of Communications revenues decreased to 8.4% for the quarter ended September 30, 2010, compared to 9.1% for the prior-year period. The decrease in expenses was the result of a decrease in personnel- and overhead-related costs as a result of reduced headcount.

        Communications technology and development expenses decreased by $4.4 million, or 31%, to $9.8 million for the nine months ended September 30, 2010, compared to $14.2 million for the nine months ended September 30, 2009. Communications technology and development expenses as a percentage of Communications revenues decreased to 7.7% for the nine months ended September 30, 2010, compared to 8.7% for the prior-year period. The decrease of $4.4 million was the result of a decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Communications General and Administrative Expenses.    Communications general and administrative expenses decreased by $1.3 million, or 16%, to $6.9 million for the quarter ended September 30, 2010, compared to $8.2 million for the quarter ended September 30, 2009. Communications general and administrative expenses as a percentage of Communications revenues increased to 17.2% for the quarter ended September 30, 2010, compared to 16.3% for the prior-year period. The decrease of $1.3 million was primarily due to a $1.0 million decrease in personnel- and overhead-related costs as a result of reduced headcount and a $0.2 million decrease in bad debt expense. The increase as a percentage of revenues was largely attributable to continued declines in revenues due to continuing declines in the number of dial-up Internet access pay accounts.

        Communications general and administrative expenses decreased by $2.1 million, or 9%, to $22.2 million for the nine months ended September 30, 2010, compared to $24.3 million for the nine months ended September 30, 2009. Communications general and administrative expenses as a percentage of Communications revenues increased to 17.4% for the nine months ended September 30, 2010, compared to 14.9% for the prior-year period. The decrease of $2.1 million was due a $2.0 million decrease in personnel- and overhead-related costs as a result of reduced headcount and a $0.8 million decrease in professional services and consulting fees. The decrease was partially offset by $0.7 million of expenses related to a potential transaction in the first quarter of 2010 that failed to consummate. The increase as a percentage of revenues was largely attributable to continued declines in revenues due to continuing declines in the number of dial-up Internet access pay accounts.

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

        Our total cash and cash equivalent balances decreased by $25.8 million, or 22.4%, to $89.7 million at September 30, 2010, compared to $115.5 million at December 31, 2009. Our summary cash flows for the nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$95,421	$104,275
Net cash used for investing activities	$(21,050)	$(17,176)
Net cash used for financing activities	$(98,440)	$(72,146)

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

        Net cash provided by operating activities decreased by $8.9 million, or 9%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. Net cash provided by operating activities is driven by our net income adjusted for changes in working capital and non-cash items, including, but not limited to, depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, deferred taxes, and tax benefits (shortfalls) from equity awards. Net income, adjusted for non-cash items, decreased by $23.3 million to $105.1 million for the nine months ended September 30, 2010, compared to the prior-year period. The decrease was offset by a $14.5 million increase in the change in working capital for the nine months ended September 30, 2010, compared to the prior-year period. Changes in working capital can cause variation in our cash flows provided by operating activities from quarter to quarter due to seasonality, timing and other factors.

        Net cash used for investing activities increased by $3.9 million, or 23%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase was due to $2.2 million in purchases of rights, content and intellectual property related to acquiring and developing new features for our domestic social networking business and a $1.9 million increase in capital expenditures. We currently anticipate expending between $6 million to $8 million on purchases of rights, content and intellectual property in 2010, primarily for the purpose of acquiring and developing such new features.

        Capital expenditures for the nine months ended September 30, 2010 were $19.1 million. We currently anticipate that our total capital expenditures for 2010 will be in the range of $30 million to $32 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $26.3 million, or 36%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase in net cash used for financing activities was primarily due to an increase in common stock repurchases of

$13.9 million, including $11.0 million under our common stock repurchase program, in the quarter ended September 30, 2010, an increase in payments on term loans of $11.9 million and an increase in the payment of dividends and dividend equivalents of $0.7 million for the nine months ended September 30, 2010, compared to the prior-year period.

        The payment of dividends and dividend equivalents is a cash outflow from financing activities. In February, April and July 2010, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 26, 2010, May 28, 2010 and August 31, 2010, respectively, and totaled $9.1 million, $9.4 million and $9.3 million, respectively, including dividend equivalents paid on outstanding restricted stock units. In October 2010, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is November 12, 2010 and the dividend will be paid on November 30, 2010. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors. In accordance with the terms of the FTD Credit Agreement, cash flows at FTD will, in general, not be available to United Online, Inc. or our segments other than the FTD segment.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2010. From August 2001 through September 30, 2010, we repurchased a total of $150.2 million of our common stock under the Program and at September 30, 2010, the remaining amount available under the Program was $49.8 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units and stock awards we award to employees. We currently do not collect the applicable required employee withholding taxes from employees upon vesting of restricted stock units and upon the issuance of stock awards. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the nine months ended September 30, 2010 and 2009 were $8.2 million and $5.2 million, respectively, for which we withheld 1.4 million shares and 0.9 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued. The amount we pay in future quarters will vary based on our stock price and the number of restricted stock units vesting and stock awards being issued during the quarter.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, both contractual payments and optional prepayments on the outstanding balances under the FTD Credit Agreement; dividend payments, if declared by United Online, Inc.'s Board of Directors; the development and/or acquisition of other services, businesses or technologies; the repurchase of our common stock underlying restricted stock units and stock awards to pay the required employee withholding taxes due on vested restricted stock units and stock awards issued; the repurchase of our common stock under the Program; future capital expenditures and future acquisitions of intangible assets, including rights, content and intellectual property.

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

Contractual Obligations

        Contractual obligations at September 30, 2010 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest	$360,783	$23,615	$96,807	$240,361	$—
Member redemption liability	24,074	19,278	4,796	—	—
Operating leases	42,147	12,350	15,342	8,854	5,601
Services and promotional contracts	5,420	3,986	1,434	—	—
Telecommunications purchases	10,883	5,837	5,046	—	—
Media purchases	48	48	—	—	—
Floral-related purchases	5,578	4,828	750	—	—
Other long-term liabilities	2,903	1,977	263	253	410

Total	$451,836	$71,919	$124,438	$249,468	$6,011

        Commitments under letters of credit at September 30, 2010 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years
Letters of credit	$1,677	$1,420	$177	$80

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

Off-Balance Sheet Arrangements

        At September 30, 2010, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        Credit Quality of Financing Receivables and the Allowance for Credit Losses—In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, as codified in Accounting Standards Codification ("ASC") 310. This update enhances the disclosures about the credit quality of financing receivables and the allowance for credit losses, including required disclosures related to credit quality indicators, past due information and modifications of financing receivables. This update will be effective in the quarter ending December 31, 2010 and will affect the disclosures in our Annual Report on Form 10-K for the year ending December 31, 2010.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash, cash equivalents, and the outstanding balance of the FTD Credit Agreement. The interest rate set forth in the FTD Credit Agreement for loans made under the revolving credit facility and term loan A facility is either LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 2.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The interest rate set forth in the FTD Credit Agreement for loans made under the term loan B facility is either LIBOR plus 4.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 3.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The FTD Credit Agreement also requires that FTD Group, Inc. maintain one or more interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, or other similar arrangements to manage risks associated with interest rate fluctuations and exposures on its credit facilities with Wells Fargo Bank, National Association. Accordingly, in November 2008, FTD Group, Inc. entered into a three-year interest rate cap instrument based on LIBOR and a $150 million notional amount of our FTD Credit Agreement. At inception and at December 31, 2008, the interest rate cap instrument was designated as a cash flow hedge against expected future cash flows attributable to future LIBOR interest payments on the outstanding borrowings under the FTD Credit Agreement. However, in January 2009, as economic and capital market conditions continued to deteriorate, we determined that prime rate-based borrowings were more attractive than LIBOR-based borrowings. Therefore, in January 2009, the cash flow hedge was, and continues to be, de-designated and accordingly does not currently qualify for hedge accounting treatment. As a result, subsequent fluctuations in the market value of the interest rate cap are recorded in our results of operations. For the nine months ended September 30, 2010, the amount recorded in our results of operations was immaterial. A 100 basis point increase in interest rates would result in an estimated annual increase in our interest expense related to the outstanding debt under the FTD Credit Agreement of approximately $2.7 million.

        While we do not currently maintain any short-term investments, we still maintain deposits which are classified as cash equivalents. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates.

Foreign Currency Risk

        We transact business in foreign currencies and are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP") and the Euro ("EUR") and, to a much lesser extent, the Indian Rupee ("INR") and the Canadian Dollar ("CAD"), which may result in gains or losses reported in our results of operations. The volatilities in GBP, EUR, INR, and CAD (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the trend in currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and net income. A 1% adverse change in overall foreign currency exchange rates over an entire year would not have a material impact on estimated annual revenues and estimated annual income before income taxes. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income (expense), net in the unaudited condensed consolidated statements of operations.

        In the second quarter of 2009, we entered into foreign currency forward contracts to partially offset the economic effect of fluctuations in the U.S. Dollar against the GBP. These derivatives were intended to minimize the foreign currency exchange rate impact of intercompany dividend payments in British Pounds. Changes in the fair value of these derivatives were recognized in earnings in the period of change. We may in the future also use other hedging programs, including derivative financial instruments commonly utilized, if it is determined that such hedging activities are appropriate to reduce risk. At September 30, 2010, we had no foreign currency forward contracts outstanding.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. The parties in the approximately 300 coordinated class actions, including NetZero, the underwriter defendants in the NetZero class action, and the plaintiff class in the NetZero action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make a settlement payment on behalf of the issuers, including NetZero. On October 5, 2009, the district court issued an order granting final approval of the settlement and certifying the settlement class. Certain individuals have appealed the October 5, 2009 order and one objector has filed a brief in support of his appeal of the judgment approving the settlement. The schedule for filing an opposition to the appeal has not yet been determined.

        In 2009, a committee of the United States Senate commenced an investigation of post-transaction sales practices and the companies that have engaged in such practices. As part of such investigation, we received a request for information from the committee and have cooperated with, and responded to, such request. In addition, Classmates Online, Inc. received a civil investigative demand from the Attorney General for the State of Washington, and Classmates Online, Inc. and FTD, Inc. received subpoenas from the Attorney General for the State of New York, regarding their respective investigations into such practices and the companies that have engaged in them, including these subsidiaries. We have been cooperating with the investigations and in August 2010, each of Classmates Online, Inc. and FTD, Inc. entered into an Assurance of Discontinuance with the Attorney General for the State of New York to resolve its investigation. As part of such resolution, Classmates Online, Inc. and FTD, Inc. paid $960,000 and $640,000, respectively, to a fund that will pay for consumer education, refunds and the costs of the investigation of the Attorney General for the State of New York. FTD.com Inc. and Classmates Online, Inc. have also received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, Texas, and Vermont. Based on the subpoenas, we believe the primary focus of the inquiries concerns certain post-transaction sales practices in which these subsidiaries previously engaged with certain third-party vendors. In addition, Classmates Online, Inc. has received a subpoena from the Attorney General for the District of Columbia regarding its marketing, billing, and renewal practices, including, without limitation, its post-transaction sales practices. We are cooperating with these investigations. However, we cannot predict the outcome of these or any other governmental investigations or other legal actions or their potential implications for our business. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices.

        We are subject to various legal proceedings, investigations, claims, and litigation that can involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. There can be no assurance, however, that such legal proceedings, investigations, claims, and litigation, which are inherently uncertain, will not materially and adversely affect our business, financial condition, results of operations, or cash flows. At September 30, 2010, we had a reserve of $2.3 million for a pending legal settlement.

ITEM 1A.    RISK FACTORS

        The risk factors set forth below are substantially the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, with the exception of (i) under "Risks Relating to our Business Generally," the addition of a risk factor regarding new business initiatives, products, services, or features, and (ii) under "Risks Relating to our Classmates Media Segment," modifications made to the risk factor regarding declines in the number of pay accounts.

RISKS RELATING TO OUR BUSINESS GENERALLY

Current or future economic conditions may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        Economic conditions in the U.S. and the European Union have been depressed and may remain depressed for the foreseeable future. Our products and services are discretionary and dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to, among other factors, the general economic climate, the consumers' level of disposable income, consumer debt, and overall consumer confidence. The current economic conditions have adversely impacted certain aspects of our businesses in a number of ways including reduced demand, more aggressive pricing for similar products and services by our competitors, decreased spending by advertisers, increased credit risks, increased credit card failures, a loss of customers, and increased use of discounted pricing plans for certain of our products and services. It is likely that these and other factors will continue to adversely impact our businesses, at least in the near term. The current economic conditions may adversely impact our key vendors. The depressed economic conditions and decreased consumer spending have, in certain cases, resulted in, and may in the future result in, a variety of negative effects such as a reduction in revenues, increased costs, lower gross margin and operating margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, and recognition of impairments of assets, including goodwill and other intangible and long-lived assets. Any of the above factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

New business initiatives, products, services, or features, such as those related to our planned transition of the Classmates.com business, may not be successful, which could adversely impact our key metrics and financial results.

        We have expended, and will continue to expend, significant resources in developing and implementing new business initiatives, products, services and features, such as those related to our planned transition of Classmates.com to become a premier provider of nostalgic content on the Internet offering new products, services, and features in addition to the social networking services currently being offered. Such development and implementation involves a number of uncertainties, including unanticipated delays and expenses and technological problems. The new business initiatives, products, services, and features also may not be accepted by users or commercially successful. We cannot assure you that we will be successful in such development and implementation efforts, including the planned transition of the Classmates.com website, or that any new business initiatives, products, services, or features will be accepted by users or commercially successful. If our development and implementation efforts are not successful, or such new initiatives, products, services, or features are not accepted by users or commercially successful, our key metrics and financial results could be materially and adversely impacted.

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

        The systems underlying the operations of each of our business segments are complex and diverse, and must efficiently integrate with third-party systems, such as credit card processors. Key systems include, without limitation, order transmission, fulfillment and processing including the system for transmitting orders through the floral network; billing; website and database management; customer support; telecommunications network management; advertisement serving and management systems; and internal financial systems. Some of these systems, such as customer support, are outsourced to third parties, and other systems, such as FTD's order transmission and fulfillment system and the platform for our international social networking websites, are not redundant. We have experienced systems problems in the past, and we or these third parties may experience problems in the future. In addition, if these third parties face financial or other difficulties, our business could be adversely impacted. Any significant errors, failures, interruptions, delays, or other problems with our systems or our third-party vendors or their systems could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, including, without limitation, targeted or behavioral advertising, user privacy and data protection, consumer protection, antitrust, and unclaimed property. Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states related to automatic-renewal practices, will impact certain of our business practices. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our products and services, our costs, or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

        The Federal Trade Commission and certain state agencies have investigated Internet companies, including us, in connection with consumer protection and privacy matters. Federal, state and foreign governments have also enacted consumer protection laws, including laws protecting the privacy of consumers' nonpublic personal information. In 2009, a committee of the U.S. Senate commenced an investigation of post-transaction sales practices and the companies that have engaged in such practices. As part of such investigation, we received a request for information from the committee, and we have cooperated with, and have responded to, such request. In addition, we have received a civil investigative demand or subpoena, as applicable, from the Attorneys General for the States of Washington and New York, as well as subpoenas from the Attorneys General for the States of Kansas and Maryland issued on behalf of a Multistate Work Group consisting of the Attorneys General for the following states: Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, Texas, and Vermont, in each case, primarily regarding their respective investigations into post-transaction sales practices and the companies that have engaged in them, including us. We also received a subpoena from the Attorney General for the District of Columbia regarding its investigation of certain of our marketing, billing and renewal practices, including, without limitation, post-transaction sales practices. We have been cooperating with these investigations and recently resolved the investigation of the Attorney General for New York. However, the outcome of these or any other governmental investigations or their potential implications for our business are uncertain. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures, the adoption of new laws or regulations, or our failure to comply with existing laws, including those of foreign countries in which we operate, could decrease our revenues and increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies, changes in laws and regulations, or claims or actions by private parties, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Legal actions or investigations could subject us to substantial liability, require us to change our business practices, and adversely affect our business, financial condition, results of operations, and cash flows.

        We are currently, and have been in the past, party to various legal actions and investigations. These actions may include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third-party patents, claims involving unfair competition, claims in connection with employment practices, securities laws claims, breach of contract claims, and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims including, without limitation, claims for defamation, right of publicity, negligence, trademark and copyright infringement, and privacy and security matters. Various governmental agencies have in the past, and may in the future, assert claims, institute legal actions, inquiries or investigations, or impose obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancelation, refund, or disclosure practices. As discussed in the risk factor related to changes in laws and regulations, certain governmental agencies have been investigating marketing, billing, renewal and other business practices, including post-transaction sales practices, and the companies that engage in such practices, including us. Defending against lawsuits, inquiries and investigations involves significant expense and diversion of management's attention and resources from other matters. We may not prevail in existing or future claims. The failure to successfully defend against certain types of claims, including claims relating to our business practices or alleging infringement of proprietary rights, could result in our incurring significant liabilities related to judgments or settlements or require us to change our business practices. Infringement claims may also result in our being required to obtain licenses from third parties, which licenses may not be available on acceptable terms, if at all. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our online social networking and online loyalty marketing services, as well as our FTD segment's consumer business, rely heavily on email campaigns, and any disruptions or restrictions on the sending of emails or increase in the associated costs could adversely affect our business and results of operations.

        Our emails generate the majority of the traffic on our social networking websites and are the most important driver of member activity for our online loyalty marketing service. A significant number of members of our online social networking and online loyalty marketing services elect to opt-out of receiving certain types of emails. Without the ability to email these members, we have very limited means of inducing members to return to our websites and utilize our services. In addition, each month, a significant number of email addresses for members of our online social networking and online loyalty marketing services become invalid. This disrupts our ability to email these members and prevents social networking members from being able to contact these members, which is a key reason why members use our online social networking services.

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

        We are subject to income and various other taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. In addition, our effective income tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher (or determined to be higher by a particular taxing jurisdiction) than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by, among other factors, changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income and other taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions, and our historical recognition of other tax matters. The results of an audit or litigation could have a material effect on our business, financial condition, results of operations, and cash flows.

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

        Our businesses could be materially and adversely affected by a catastrophic event. A disaster such as a fire, earthquake, flood, power loss, terrorism, or other similar event, affecting any of our facilities, data centers or computer systems, or those of our third-party vendors, or a system interruption or delay that slows down the Internet or makes the Internet or our websites temporarily unavailable, could result in a significant and extended disruption of our operations and services. Any prolonged disruption of our services due to these or other events would severely impact our businesses. We do not carry flood insurance for certain of our facilities, and the property, business interruption and other insurance we do carry may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions in our services.

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

        We compete in the market for flowers and, to a lesser degree, specialty gifts. In the consumer market, consumers are our customers for direct sales of floral and specialty gifts through our websites and various telephone numbers. In the floral network services market, retail florists and supermarkets are our principal customers for memberships and subscriptions to our various floral network services including, among other things, access to the FTD and Interflora brands and the Mercury Man logo, access to the floral network, credit card processing services, e-commerce websites, online advertising tools, and telephone answering, order-taking, transmission and clearing-house services.

        The consumer market for flowers and specialty gifts is highly competitive, and consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, specialty gift retailers, and nationwide floral marketers, such as those that use websites, toll-free telephone numbers and catalogs. The floral network services market is highly competitive as well, and retail florists and supermarkets may choose from a few floral network service providers that offer similar products and services. In the U.S., our key competitors in the consumer market include 1-800-FLOWERS.COM, Inc., Proflowers.com and Teleflora, and our key competitors in the floral network services market include Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM. International key competitors include Marks & Spencer, NEXT, Flying Flowers, John Lewis, eFlorist (also known as Teleflorist), and Flowers Direct.

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

        Due to economic conditions and for competitive and other reasons, in recent quarters, we have chosen to offer broader and greater discounts to the consumer, both on a promotional basis to consumers generally as well as through strategic arrangements with various marketing channels. We also offer discounts on our floral network service fees from time to time on a promotional basis. The increase in the portion of products and services sold at a discount has resulted, or may in the future result, in reduced revenues, an increase in cost of revenues as a percentage of revenues, and a decrease in segment income from operations. We currently intend to continue selling products and services at a discount, including through distribution channels that may have a higher level of discounting, and there are no assurances that the portion of products and services sold at a discount will not continue to increase. The continued use of discounts for our products and services may result in our becoming more reliant upon offering discounts in order to sell our products and services, which could result in our having to reduce our standard pricing, which may adversely impact our financial results.

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

        Our online social networking services compete with a wide variety of social networking websites, including broad social networking websites such as Facebook; a number of specialty niche websites, including LinkedIn and MyLife.com, that offer online social networking services focused on particular affiliations such as school or work communities; and schools, employers and associations that maintain their own Internet-based alumni information services. We also compete with a wide variety of websites that provide users with alternative networks and ways of locating and interacting with acquaintances from various affiliations, including online services designed to locate individuals such as White Pages and US Search, Internet search engines that have the ability to locate individuals, including by finding individuals through their profiles on social networking websites, and web portals such as Yahoo!, MSN and AOL. We believe that there are currently only a small number of competitive online social networking services that are focused specifically on our niche of the market, which is to help people find and reconnect with enduring relationships and important memories from school. However, as the membership bases of broad social networking websites continue to grow, users may be able to locate individuals from their past, free of charge in certain cases, without having to use a niche website or other online search service. As a result of the growth of the social networking market and minimal barriers to entry, a number of companies have entered or are attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. In addition, many existing online social networking services are broadening their service offerings to compete with our services.

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

        Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales, and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do, offer a wider variety of services, have more compelling websites with more extensive user-generated content or offer their services free to their users. If our competitors are more successful than we are in attracting and retaining members, our ability to maintain a large and growing member base will be adversely affected. If our social networking competitors provide similar services for free, we may not be able to continue to charge for any of our online social networking services. Competition could have a material adverse effect on our subscription revenues from online social networking services, as well as on advertising revenues from our online social networking and online loyalty marketing services. More intense competition could also require us to increase our marketing or other expenditures. As a result of competition, our number of members, revenues, cash flows, and profitability could be adversely affected.

Continued declines in the number of pay accounts for our online social networking services could cause our business and financial results to suffer.

        Pay accounts are critical to our business model. Only a small percentage of users initially registering for our online social networking services sign up for a paid subscription at the time of registration. As a result, our ability to generate subscription revenue is highly dependent on our ability to attract users to our websites and register them as free members, to encourage them to return to our websites, and to convince them to become pay accounts in order to access the pay features of our websites. The number of pay accounts has been decreasing, and there are no assurances that such trend will not continue. If we are not able to attract users to our websites and convert a significant portion to pay accounts, the number of pay accounts for our online social networking services will continue to decline and our business and financial results would be adversely affected.

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

        The success of our online social networking and online loyalty marketing services depends upon our ability to increase or maintain our base of free members and the level of activity of those members. A decline in the number of registered or active free social networking members, or a decline in the activity of those members, could result in decreased pay accounts, decreased content on our websites and decreased advertising revenues. A decline in the number of registered or active online loyalty marketing service members could result in decreased advertising revenues. We have been experiencing a decline in the number of active members, and there are no assurances that this trend will not continue. The failure to increase or maintain our base of free members, or the failure to convince our free members to actively participate in our websites or services, could have a material adverse effect on our business and our financial results.

Failure to maintain our standard pricing could have adverse effects on our financial results.

        Due to economic conditions and for competitive and other reasons, we have been offering a greater percentage of discounted pricing plans on a promotional basis than we typically have offered in the past. In general, these discounted pricing plans offer a subscription term at a significant discount compared to the standard pricing for such subscription term. The increase in the percentage of pay accounts under a discounted pricing plan has resulted, and may in the future result, in a decrease in subscription revenues and ARPU, at least in the near term. Although these discounted pricing plans, by their terms, renew at the then-current standard pricing for such subscription term upon the expiration of the initial term, there are no assurances as to the number of pay accounts that will renew at the standard pricing. We intend to continue offering discounted pricing plans in the future, and there are no assurances that the percentage of discounted pricing plans offered during a period will not be higher than anticipated. Our continued use of discounted pricing plans may result in our becoming dependent on offering such plans in order to obtain new pay accounts and retain existing pay accounts and may result in our having to reduce our standard pricing, which would adversely impact our financial results.

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

        Most of our Communications revenues and profits come from our dial-up Internet access services. Our dial-up Internet access pay accounts and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for dial-up Internet access. Consumers continue to migrate to broadband access, primarily due to the faster connection and download speeds provided by broadband access. Advanced applications such as online gaming, music downloads and videos require greater bandwidth for optimal performance, which adds to the demand for broadband access. The pricing for basic broadband services has been declining as well, making it a more viable option for consumers. We expect our dial-up Internet access pay accounts to continue to decline. As a result of expected continued decreases in our dial-up Internet access pay accounts and, potentially, the average monthly revenue per pay account, we expect that our Communications services revenues, advertising revenues, and the profitability of this segment will continue to decline over time. The number of dial-up Internet access pay accounts has been adversely impacted by both a decrease in the number of new pay accounts signing up for our services as well as the impact of subscribers canceling their accounts, which we refer to as "churn." Churn has increased from time to time and may increase in the future. The rate of decline in Communications services revenues has accelerated in some periods and may continue to accelerate. Although we have been reducing our expenses in order to manage the profitability of our Communications segment, we will not be able to continue making the same level of expense reductions in the future, which will adversely impact our profitability as our Communications services revenues continue to decline. Continued declines, particularly if such declines accelerate, in Communications revenues will materially and adversely impact the profitability of this segment.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)-(b) Not applicable

(c)   Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From time to time, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. In April 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the Program, bringing the total amount authorized under the Program to $200 million. In December 2009, the Board of Directors again further extended the Program through December 31, 2010. From August 2001 through September 30, 2010, we repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program.

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

        Common stock repurchases during the quarter ended September 30, 2010 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
August 2010	2,118	$5.02	1,822	$51,618
September 2010	340	$5.28	340	$49,821

ITEM 6.    EXHIBITS

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors – initial grant)	X		000-33367	11/5/2010
10.2	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors – annual grant)	X		000-33367	11/5/2010
10.3	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (officers)	X		000-33367	11/5/2010
10.4	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (employees)	X		000-33367	11/5/2010
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/5/2010
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/5/2010
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/5/2010
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/5/2010
101.INS	XBRL Instance Document	X		000-33367	11/5/2010
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	11/5/2010

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	11/5/2010
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	11/5/2010
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	11/5/2010
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	11/5/2010

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2010	UNITED ONLINE, INC. (Registrant)
	By:	/s/ SCOTT H. RAY Scott H. Ray Executive Vice President and Chief Financial Officer
	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Senior Vice President, Finance, Treasurer and Chief Accounting Officer

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
3.3	Certificate of Designation for Series A Junior Participating Preferred Stock (included in Exhibit 4.1 below)		10-K	000-33367	3/1/2007
4.1

Rights Agreement, dated as of November 15, 2001, between the Company and U.S. Stock Transfer Corporation, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, and the form of Rights Certificate as Exhibit B

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors – initial grant)	X		000-33367	11/5/2010
10.2	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors – annual grant)	X		000-33367	11/5/2010
10.3	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (officers)	X		000-33367	11/5/2010
10.4	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (employees)	X		000-33367	11/5/2010
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/5/2010
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/5/2010
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/5/2010
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/5/2010
101.INS	XBRL Instance Document	X		000-33367	11/5/2010
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	11/5/2010
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	11/5/2010
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	11/5/2010

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	11/5/2010
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	11/5/2010