Form 10-K
period 2010-12-31
UNITED ONLINE INC
filed 2011-02-28
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Act). Yes ☐    No ☒

         At June 30, 2010, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant's common stock on such date reported by The Nasdaq Global Select Market, was $483,097,369 (calculated by excluding shares directly or indirectly held by directors and officers).

         At February 18, 2011, there were 88,010,399 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive proxy statement relating to the 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year.

UNITED ONLINE, INC.

INDEX TO FORM 10-K

For the Year Ended December 31, 2010

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing and revenue streams; competition; strategies; and new business initiatives, products, services, features, and functionality. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Annual Report on Form 10-K and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.    BUSINESS

Overview

        United Online is a leading provider of consumer products and services over the Internet through a number of brands including FTD, Interflora, Memory Lane, Classmates, StayFriends, NetZero, and MyPoints.

        United Online, Inc. is a Delaware corporation, headquartered in Woodland Hills, California, that commenced operations in 2001 following the merger of dial-up Internet access providers NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno"). In 2004, our Internet access revenues began to decline and we began diversifying our business to include other consumer Internet offerings in an effort to provide new growth opportunities for the Company. In November 2004, we acquired Classmates Online, Inc. (whose name was recently changed to Memory Lane, Inc.), a provider of online nostalgia services, and in April 2006, we acquired MyPoints.com, Inc. ("MyPoints"), a provider of online loyalty marketing services. In August 2008, we acquired FTD Group, Inc. (together with its subsidiaries, "FTD"), a provider of floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services under the FTD and Interflora brands.

        We report our businesses in three reportable operating segments:

Segment	Products and Services
FTD	Floral and related products and services for consumers, retail florists and other retail locations
Content & Media	Online nostalgia services and online loyalty marketing services
Communications	Internet access, email, Internet security, and web hosting services

        Prior to this Annual Report on Form 10-K, our Content & Media segment was referred to as the Classmates Media segment.

        Our diversification efforts in recent years, primarily through acquisitions, have significantly reduced our exposure to the mature Communications segment that has been experiencing declining revenues. In the past three years, revenue contributions from the Communications segment have decreased from 38% of consolidated revenues in 2008, to 21% of consolidated revenues in 2009, to 18% of consolidated revenues in 2010. In 2010, the FTD segment, the Content & Media segment and the Communications segment accounted for 60%, 22% and 18% of consolidated revenues, respectively.

        We generate revenues from three primary sources:

  •
  Services revenues.  Services revenues in our FTD segment are derived from membership fees, order-related fees and services, and subscription and other fees generated from independent members of the FTD and Interflora networks, which we also refer to as our floral network members. Our floral network members include independent traditional retail florists and other retailers. Services revenues in our Content & Media and Communications segments are derived from selling subscriptions to consumers who are typically billed in advance for the entire subscription term.

  •
  Products revenues.  Products revenues in our FTD segment are derived primarily from selling floral and related products to consumers via our Internet websites and telephone numbers and, to a lesser extent, to our floral network members. We generally do not maintain physical inventory or bear the cost of warehousing our consumer product offerings, and we generally receive payment from consumers before paying florists or other third parties to fulfill product orders. Our Communications segment does not generate products revenues and our Content & Media segment does not currently generate products revenues.

  •
  Advertising revenues.  Advertising revenues are derived from a wide variety of advertising, marketing and media-related initiatives in each of our operating segments.

Industry Background

FTD Segment—Floral and Related Products and Services

Consumers

        Floral industry retail purchases in the United States ("U.S."), including flowers, potted plants and seeds were approximately $35.2 billion in 2010, according to the U.S. Department of Commerce. Floral industry retail purchases in the United Kingdom ("U.K."), including fresh cut flowers and indoor plants, were approximately £2.2 billion in 2008, according to Mintel, a market research company. Both the U.S. and U.K. markets are highly fragmented with thousands of floral industry participants. The floral retail marketplace has evolved considerably in recent years. The following sets forth some of the key market trends:

  •
  The increasing role of floral mass marketers, particularly those marketing floral products over the Internet and servicing a national or international consumer base, has resulted in a growing percentage of floral orders being placed through floral mass marketers versus traditional retail florists;

  •
  Consumer purchases of "cash and carry" flowers for every-day occasions have continued to shift away from traditional retail florists and increasingly occur at supermarket and mass merchant retail locations;

  •
  Traditional retail florists have become increasingly dependent on floral network services to provide incoming order volume to offset business lost to the Internet, supermarket and mass merchant channels; and

  •
  Traditional retail florists and floral mass marketers have expanded their product offerings to include a larger selection of gift items.

        Floral mass marketers, such as FTD and Interflora, generate floral orders from consumers via the Internet and telephone. Floral mass marketers typically partner with third parties, including retail florists and direct ship merchants, to fulfill and deliver the marketers' floral product orders. The floral mass marketers' share of retail floral purchases has expanded due to shifting consumer preferences towards purchasing floral products online and the emergence of prominent brands with national or international exposure. Growing consumer interest in floral arrangements shipped directly to the consumer via common carrier has also benefited floral mass marketers in recent years.

Traditional Retail Florists and Other Retailers

        There were approximately 18,500 retail florists in the U.S. in 2008, according to the U.S. Census Bureau. The total number of retail florists has declined in recent years, primarily due to floral products becoming increasingly available for purchase on the Internet and in other retail channels as well as recent economic factors. Supermarkets, mass merchants and other retailers have established or increased their presence in the floral products retail market in recent years by adding a variety of floral and related products to their merchandise assortments. The emergence of supermarkets and mass merchants as increasingly important distribution channels within the floral products retail market has led many traditional retail florists to expand their merchandise offerings to include giftware, indoor plants, outdoor nursery stock, and seasonal decorations, among other items.

        Floral wire services, which we also refer to as floral network services, utilize proprietary network communications systems to facilitate the transmission and fulfillment of orders among their floral network members. Services provided by floral wire services typically include order transmission, clearing-house, marketing, and other services in support of the floral network. Order clearing-house services play an important role by ensuring the flow of payment between a floral network member sending an order received from a consumer and the member receiving and fulfilling the order, thereby eliminating counterparty credit risk for the floral network members. The growth of floral mass marketers and the Internet channel has led traditional retail florists to increasingly rely on floral networks to augment their order volumes. Access to incremental consumer orders represents one of the principal benefits a member receives from membership in a floral network.

        Providers of floral network services typically offer a broad range of services that are designed to promote revenue growth and facilitate the efficient operation of a retail florist's business, including the ability to send, receive and deliver floral orders. Additional products and services offered by providers of floral network services include: point-of-sale and related technology systems and services, credit card processing services, e-commerce website services, online advertising tools, telephone answering, order taking, order transmission, and clearing-house services. Certain providers of floral network services have recently broadened their focus and developed new product and service offerings to appeal to supermarkets and mass merchants.

Content & Media Segment—Online Nostalgia Services

        The Internet continues to evolve and grow as a platform to enable, among other things, social interaction, consumer engagement including with content, the sale of goods and services, and advertising. We believe that as people age, they develop a strong interest in reconnecting with people and events from their past.

        The number of Internet users age 35 and older is expected to increase significantly from 108.3 million in 2009 to 132.7 million in 2014, according to eMarketer, a market research firm. Community affiliations based on schools attended encompass a particularly large population of individuals. According to the U.S. Census Bureau, as of 2009, there were approximately 195 million high school graduates living in the U.S. and approximately 125 million people living in the U.S. who had attended college. We believe that the occurrence of class reunions among this large population frequently strengthens an individual's curiosity and nostalgic feelings about school memories, friends and acquaintances, and popular culture during such individual's years in high school and college.

        Our domestic Classmates service, which launched in 1995 as one of the first social networking services, was originally designed to assist members in finding friends and acquaintances primarily from high school. Consumers could register for free accounts or pay for premium accounts that gave the members access to more information. As the Internet has matured, a number of other websites and services, such as Facebook and Google, have provided alternative means for individuals to find and interact with people from their past. Facebook, in particular, has become a dominant platform for finding and interacting with people online, including acquaintances from the past as well as the present. While our services continue to serve as platforms for online nostalgia activities and communications, especially related to the high school experience, the market has evolved, however, so that certain of the core historical value propositions of our services, particularly our domestic Classmates service, are being increasingly fulfilled by alternative services that are free to the consumer. Our international services have been affected by these alternative services to a significantly lesser extent to date than our Classmates service.

        During 2010, partially in response to competitive issues created by alternative services, we made the strategic decision to expand upon the historical value proposition of our domestic Classmates service, which has recently been rebranded as Memory Lane. Our objective is for Memory Lane to be the premier U.S. website to access, acquire, interact with, and share nostalgic content.

        We are not aware of another major website that has established, as a primary operating objective, providing consumers with access to a wide range of online nostalgic content—an objective that has become the primary operating focus of our Memory Lane website. As a result, we believe an opportunity exists for a website to establish a leadership position as a premier U.S. online resource for nostalgic content.

Content & Media Segment—Online Loyalty Marketing

        The Internet has been a growing channel for advertising and for consumers to find and purchase goods and services. According to eMarketer, total advertising spending on the Internet in the U.S. is expected to grow from $22.7 billion in 2009 to $40.5 billion in 2014 and the number of online shoppers in the U.S. using the Internet to purchase goods or services is expected to grow from 153.3 million to 190.3 million during the same period. As a result of both existing activity and expected growth, advertisers continue to seek effective ways to target and reach online consumers.

        Online loyalty marketing programs are generally designed to reward consumers with points that accumulate based on their activities and which may be redeemed for products and services from participating vendors. Some online loyalty marketing programs use points as an incentive for members to opt in to receiving certain email offers or to update their personal interest profiles, which provide useful information that helps advertisers target consumer segments interested in purchasing the advertisers' products and services. While these programs have long been popular with airlines, credit card vendors, hotels, and retailers, in recent years, online loyalty marketing programs have expanded into a comprehensive direct marketing and targeted advertising strategy for companies in a wide range of industries.

        Online loyalty marketing programs and similar services that rely primarily on email marketing enable advertisers to target consumers in ways that are generally impractical with traditional offline direct marketing channels. Online loyalty marketing programs can also easily measure click-through rates on display advertising and response rates to email campaigns, providing rapid feedback for advertisers that can be used to identify potential customers and create new targeted offers. In addition, an online loyalty marketing program that has attracted a large, responsive and loyal member base helps to improve returns on the advertisers' marketing investments. Furthermore, advertisers may prefer to work with online loyalty marketing programs that offer performance-based pricing, which helps the advertisers achieve their specific performance objectives within budget.

Communications Segment

        The U.S. market for consumer Internet access services has evolved significantly, primarily due to increased availability and consumer adoption of high-speed, or broadband, connections. As a result, the percentage of Americans who access the Internet via dial-up has declined each year since 2002, according to Pew Internet & American Life Project. We anticipate that such percentage will continue to decline.

        Broadband Internet access services are now available to most of the U.S. population at competitive prices, although market pricing varies based on the geographic region and speed of the broadband service, among other factors. Broadband continues to have a much lower penetration in rural areas when compared to urban and suburban areas and according to a July 2010 estimate from the Federal Communications Commission, 14 million to 24 million Americans lacked access to broadband in 2010. Many broadband providers, including cable companies such as Comcast and local exchange carriers such as AT&T, market broadband Internet access offerings that are "bundled" with telephone, entertainment or other services, which generally results in lower prices than stand-alone services. At the same time, the maturity of the dial-up Internet access market has led the largest dial-up service providers in the U.S., including AOL, EarthLink, NetZero, and Juno, to significantly reduce marketing spending and operate their dial-up Internet access businesses primarily for profitability and cash flow contributions.

        There are numerous dial-up Internet access providers in the U.S., although a small number of national providers account for a significant majority of the U.S. dial-up market. AOL, EarthLink and our Internet access businesses, NetZero and Juno, on a combined basis reported approximately 5.5 million dial-up Internet access pay accounts at December 31, 2010. As the industry has matured, the average tenure of dial-up Internet access pay accounts has increased significantly which has generally resulted in a reduction in subscriber churn since longer tenured pay accounts, on average, exhibit greater retention characteristics than new pay accounts.

Segment Services

FTD

        FTD Group, Inc. (together with its subsidiaries, "FTD") is a leading provider of floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services, in the U.S., Canada, the U.K., and the Republic of Ireland. The business uses the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo. FTD is a floral mass marketer, which we refer to as FTD's consumer business, and a provider of floral network services, which we refer to as FTD's floral network business. These businesses are complementary, as the majority of floral orders generated by the consumer business are fulfilled and hand-delivered by the members of the FTD floral network, with the remaining orders delivered via direct shipment. FTD does not own or operate any retail locations. For additional information regarding our FTD segment, see Note 2—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

        Consumer Business.    FTD is a leading marketer of flowers and gift items to consumers. FTD operates in the U.S. and Canada, primarily through the www.ftd.com website and 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland through the www.interflora.co.uk and www.interflora.ie websites and various telephone numbers. FTD also operates mobile websites that are optimized for mobile phones with Internet connections. While floral arrangements and plants are FTD's primary offerings, FTD also markets and sells gift items including: special occasion gifts, bath and beauty products, jewelry, wine, fruit and other gift baskets, chocolates, and stuffed animals.

        Consumers place orders at FTD's websites and, to a much lesser extent, over the telephone. Internet orders represented 87.1% of consumer order volume during the year ended December 31, 2010. Orders are transmitted to floral network members or third-party suppliers for processing and delivery. The majority of consumer orders are hand-delivered by FTD's floral network members, offering same-day delivery. The other consumer orders are fulfilled and shipped by third parties direct to the consumer in an elegant gift box, principally offering next-day delivery.

        Consumers typically pay for floral and gift orders before FTD pays its floral network members or third-party suppliers to fulfill and deliver them. In general, FTD does not maintain physical inventory or bear the cost of warehousing and distribution facilities because its floral network members and third-party suppliers maintain substantially all floral and gift physical inventory and facilities, and therefore bear the cost of warehousing and distribution. FTD's distribution networks also allow its consumer businesses to process peak order flow substantially above that of its average daily order flow.

        Floral Network Business.    FTD provides a comprehensive suite of products and services that promote revenue growth and enhance the operating efficiencies of its floral network members, including services that enable such members to receive, send and deliver floral orders. Floral network members include traditional retail florists, as well as other retailers offering floral and related products and services, that are located primarily in the U.S., Canada, the U.K., and the Republic of Ireland. The

large networks of floral network members provide an order fulfillment vehicle for our consumer business and allows FTD to offer same-day delivery capability (subject to certain limitations) to populations throughout the U.S., Canada, the U.K., and the Republic of Ireland. Additionally, FTD is part of a large international network of floral retailers that enables FTD to market consumer products for delivery in more than 150 countries.

        FTD products and services available to floral network members include: access to the FTD and Interflora brands and the Mercury Man logo, supported by various marketing campaigns; access to the floral networks; credit card processing services; e-commerce website services; online advertising tools; and telephone answering, order taking, order transmission, and clearing-house services. FTD also provides point-of-sale and related technology services and systems that enable its floral network members to transmit and receive orders and manage several back office functions of a floral retailer's business, including accounting, customer relationship management, direct marketing campaigns, and delivery route management. FTD also acts as a national wholesaler to its floral network members, providing branded and non-branded hard goods and cut flowers as well as packaging, promotional products and a wide variety of other floral-related supplies. Wholesaling vases and other hard goods to floral network members helps to ensure consistency between the consumer orders fulfilled by floral network members and the product imagery displayed on the FTD and Interflora websites.

Content & Media

        Our Content & Media services include online nostalgia services under the Memory Lane, Classmates, StayFriends, and Trombi brands. Our Content & Media services also include online loyalty marketing under the MyPoints brand. For additional information regarding our Content & Media segment, see Note 2—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Online Nostalgia Services

        We have historically operated our nostalgia services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Led by our Classmates.com website that serves the U.S. and Canada, our nostalgia services comprise a large and diverse population of users, with over 60 million registered accounts at December 31, 2010.

        Over the years, Classmates members have contributed a substantial amount of distinct, relevant pieces of user-generated content, such as names, high school affiliations, biographies, interests, and photos. We believe our large membership base and the user-generated content posted on the Classmates section of the newly-branded Memory Lane website assist us in attracting new members and bringing existing members back to the website on a recurring basis. Until mid-2010, we pursued a strategy of primarily obtaining and featuring user-generated content on the Classmates website.

        During 2010, partially in response to changing industry dynamics, we began the process of evolving the Classmates.com website to significantly broaden our focus on nostalgia. We now feature nostalgic content including digitized versions of high school yearbooks, photographic images, premium video content, historic newsreels, vintage music samples, classic movie trailers, and iconic magazines. Visitors to the website now can engage with a significantly broader range of available content, which can facilitate new forms of social interaction, such as sharing memorable content with friends and acquaintances or posting comments on the website after viewing the nostalgic content.

        In February 2011, we re-branded the Classmates website as Memory Lane to reflect the significant broadening of the website's value proposition to increasingly feature nostalgic content. Our objective is to create the premier U.S. online website for accessing, acquiring, interacting, and sharing nostalgic content, supported by ongoing efforts to augment the existing content and to add new forms of nostalgic content and social interaction features to the website. We plan to add newspaper archives, exclusive video content and classic television commercials, among other forms of new content, to the website.

        Our intent is to leverage our large base of registered consumers age 35 and over who joined Classmates to reconnect with important memories from their past, by offering these and other consumers a broader value proposition. The historical features of the Classmates service remain available within a dedicated Classmates section of the new Memory Lane website. In addition, concurrent with the website's rebranding to Memory Lane, pay accounts of the historical Classmates website received access to new premium features, such as viewing high school yearbooks, at no additional cost.

        The first category of nostalgic content added to the website in June 2010 was the high school yearbook. As of December 31, 2010, we had approximately 60,000 digitized high school yearbooks available on the Memory Lane website, representing the largest collection available anywhere on the Internet. During 2011, we intend to both increase the number of yearbooks on the website as well as enhance the functionality of our digital yearbooks, including adding search and other features to facilitate engagement and sharing of yearbook content. All visitors to the website currently may view the first several pages of each yearbook for free, but are required to purchase an All-Access Pass to view, in full size, the entire yearbook on the website.

        The nostalgic content on the Memory Lane website is chronicled using navigation features that are intended to drive engagement and exploration. Website visitors simply choose any individual year or decade from the 1940s through the 1990s to relive the sights, sounds and memories of that time period. After choosing the desired time period, visitors can select from various categories of nostalgic content including movies, music, television, headlines, sports, lifestyle, magazines, videos, and yearbooks. Visitors can also search for a specific type of nostalgic content, such as a popular recording artist or historical event, through a search toolbar on the website.

        Visitors to the Memory Lane website can purchase a broad range of nostalgic products that are primarily made available through third parties. Content currently marketed on Memory Lane and available for purchase from third-party websites includes music, movies, posters, and reprints of high school yearbooks.

  Business Model

        Domestic.    While visitors to the Memory Lane website can experience a substantial amount of nostalgic content free of charge, accessing certain types or amounts of content and using certain features requires them to register for membership and purchase an All-Access Pass that is available for terms ranging from one day to two years. Revenues from our Memory Lane website are derived primarily from the sale of All-Access Passes and, to a lesser extent, from advertising fees and other transactions on our website.

        All-Access Pass holders have access to a variety of premium features. We expect the features available to free users and All-Access Pass holders to continue to change from time to time. Premium features currently include, among others:

  •
  Unlimited viewing of the largest online collection of digitized high school yearbooks.

  •
  Unlimited viewing of premium video content that includes video newsreels from the 1940s through the 1960s and vintage sports videos covering U.S. professional and college sports from the 1940s through the 1990s.

  •
  Unlimited viewing of iconic magazines.

  •
  Access to our Classmates® Guestbook, which alerts members when another member visits his or her Classmates profile, unless the visiting member makes the profile selection not to leave his or her name. Only All-Access Pass holders are able to see the names of the members who visited their Classmates profile.

  •
  Access to our Classmates maps feature which can generate a map showing the geographic locations, based on zip codes, of the members in the All-Access Pass holder's high school or other community affiliation.

        International.    In addition to our Memory Lane website that includes the Classmates service, we operate five international websites that offer nostalgia services, primarily as a social networking platform to reconnect friends and acquaintances from high school. We operate StayFriends in Sweden, Germany, Austria, and Switzerland (www.stayfriends.se, www.stayfriends.de, www.stayfriends.at, and www.stayfriends.ch, respectively), and Trombi in France (www.trombi.com). Similar to the Memory Lane website, each international website includes free and pay memberships, although the features of our international pay services differ from those of the Memory Lane pay services.

  Online Loyalty Marketing

        Our online loyalty marketing service, MyPoints, connects advertisers with its members by allowing members to earn rewards points for engaging in online activities. MyPoints is a free service for consumers who register and provide certain identifying information to receive direct email marketing and other online loyalty promotions. Members earn points for responding to email offers, taking market research companies' surveys, shopping online at the MyPoints website (www.mypoints.com) which serves as a shopping portal, searching the Internet through a MyPoints branded toolbar, playing MyPoints branded online games, and engaging in other online activities. Rewards points are redeemable primarily in the form of third-party gift cards from over 75 merchants, including, among others, leading retailers, theaters, restaurants, airlines, and hotels.

        MyPoints provides advertisers with an effective means to reach a large online audience. MyPoints uses a variety of criteria, including personal interests, purchasing behavior and demographic profiles, to create targeted promotions for advertisers. These marketing campaigns are tailored to meet the goals of the specific advertiser, which are most commonly to generate incremental sales of an advertiser's products or services, but may also include objectives that do not involve purchase transactions such as generating sales leads or increased traffic on an advertiser's website. In many cases, MyPoints sends personalized email marketing messages, called Bonusmail, that are directed specifically to individual MyPoints members to showcase a single advertiser or offer. MyPoints members benefit not only from attractive discounts and other benefits featured in Bonusmail offers, but also generally receive points for purchases and for clicking through the media links in Bonusmail to the advertiser's website as well as for other actions taken within a limited time period. We believe the limited-time nature of the Bonusmail offers adds a sense of urgency to the promotion for the consumer.

        All of our online loyalty marketing service revenues are classified as advertising revenues. Advertisers pay us primarily based on performance measures that include when our MyPoints emails are transmitted to members, when members respond to emails and when members complete online transactions.

Communications

        Our principal Communications pay service is dial-up Internet access, offered under the NetZero and Juno brands. We also offer broadband services, email, Internet security services, and web hosting services. In total, we had 1.0 million Communications pay accounts at December 31, 2010, of which 0.7 million were dial-up Internet access accounts. Most of our Communications revenues are derived from dial-up Internet access pay accounts. For additional information regarding our Communications segment, see Note 2—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Internet Access Services

        Our Internet access services consist of dial-up and, to a much lesser extent, broadband services. Our dial-up Internet access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up Internet access services include Internet access and an email account. In addition, we offer accelerated dial-up Internet access services which can significantly reduce the time required for certain web pages to load during Internet browsing when compared to our basic dial-up Internet access services. Our accelerated dial-up Internet access services are also bundled with additional benefits including pop-up blocking, antivirus software and enhanced email storage, although we also offer each of these features and certain other value-added features as stand-alone pay services. Our dial-up Internet access services are available in more than 12,000 cities across the U.S. and Canada.

        Our broadband Internet access services consist of digital subscriber lines (also known as "DSL") services that we purchase from third parties and resell under our own brands. These services are primarily used as a means to retain members who are leaving our dial-up Internet access services. Since we have conducted very limited marketing of our broadband Internet access services to the general public, we have experienced limited adoption of our broadband services.

Sources of Revenue

        We generate revenue from the sale of services, products and online advertising.

Services Revenues

  FTD

        FTD services revenues consist of fees charged to its floral network members for access to the FTD and Interflora brands and the Mercury Man logo, access to the floral networks, credit card processing services, e-commerce website services, online advertising tools, telephone answering, order taking, order transmission, and clearing-house services.

  Content & Media and Communications

        Content & Media and Communications services revenues consist of amounts charged for our pay services. Our Content & Media and Communications services revenues are primarily dependent on two factors: the average number of pay accounts for a period and the average monthly revenue per pay account ("ARPU"). The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period.

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

Products Revenues

        Products revenues consist of the FTD segment's merchandise revenue and related shipping and service fees, less discounts and refunds, for FTD consumer orders, as well as revenues generated from sales of containers, software and hardware systems, cut flowers, packaging and promotional products, and a wide variety of other floral-related supplies to floral network members. We do not generate products revenues from our Communications segment and we do not currently generate products revenues from our Content & Media segment.

Advertising Revenues

        We provide advertising opportunities to marketers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities across our various properties and the Internet. We also offer audience-based media solutions, targeting technologies, website sponsorships, and website integrations in order to provide effective solutions. Our audience-based media solutions give advertisers the ability to more accurately market across the Internet to millions of registered accounts by combining demographic registration data with contextual, offline purchasing, behavioral, and psychographic data.

  FTD

        FTD has historically generated advertising revenues primarily from post-transaction sales generated when FTD and Interflora consumers were presented with third-party offers immediately after completing a purchase on the www.ftd.com and www.interflora.co.uk websites. FTD has not had a domestic post-transaction sales agreement since January 2010 and terminated its international post-transaction sales agreement in January 2011.

  Content & Media

        Our online nostalgia services generate advertising revenues primarily from display advertisements on our websites. Prior to 2010, advertising revenues were generated primarily from post-transaction sales occurring after members completed the pay account registration process. Advertising inventory on our nostalgia websites includes graphic placements across most pages of our websites. We are able to target the advertising delivered to most of our members while they are on our websites based on a wide variety of factors, including age, gender, demographic data, affiliations, profile data, and postal code. We sell a significant portion of our advertising inventory through third-party advertising resellers.

        Our online loyalty marketing service revenues are derived from advertising fees, consisting primarily of fees based on performance measures, that are generated when emails are transmitted to members, when members respond to emails, when members complete online transactions, and when members engage in a variety of other activities including, but not limited to, games, Internet searches and market research surveys. We sell marketing solutions to advertisers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities. We also use targeting technologies and website integrations in order to provide effective solutions for advertisers.

  Communications

        Our Communications services generate advertising revenues from search placements, display advertisements and online market research associated with our Internet access and email services. We host and customize the initial website displayed to our users. This website, or "start page," displays sponsored links to a variety of content, products and services, including Internet search as well as text and display advertising placements. We also display a toolbar on users' screens throughout their online access sessions that is generally visible regardless of the particular website they visit. The toolbar contains Internet search functionality and a variety of buttons, icons and drop-down menus.

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

        Our marketing efforts for our consumer business include: online advertising, primarily related to search engine marketing and optimization; co-marketing and affiliate partnerships, retailers, and loyalty programs such as airlines, credit card companies and hotel chains; database marketing to existing consumer customers featuring email promotions; direct mail and other forms of print advertising; an email-based reminder service that provides consumers with personalized reminders of occasions such as birthdays, anniversaries and key gift-giving holidays; television advertising; Internet marketing, including the use of social media and social gaming properties; and cross-marketing to the large base of members registered for United Online services, including Memory Lane, Classmates, MyPoints, NetZero, and Juno.

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

Content & Media

        Historically, our marketing efforts were comprised almost entirely of Internet advertising designed to increase our free member base, with most payments to third parties determined based on fees per free member registration acquired through the campaign. Going forward, we plan to market our new Memory Lane services through various media, including television, print and Internet advertising as well as other distribution channels. We intend to focus our marketing efforts to drive traffic to the Memory Lane website, with users visiting the website not being required to register for our services unless they desire to engage in certain activities. We currently intend to continue to focus our marketing efforts for our international online nostalgia services on acquiring free member registrations. Our marketing efforts to obtain members for our online loyalty marketing service are primarily based on co-registration with third-party services.

Communications

        Our Communications segment's marketing efforts are focused primarily on attracting pay accounts, primarily dial-up Internet access accounts; building our NetZero brand; and cross-selling our other services to existing accounts. These marketing efforts include distribution arrangements with retailers and personal computer manufacturers; advertising on the Internet and television; and direct marketing campaigns. These activities are designed to drive prospective members to call our toll-free telephone numbers to purchase our services, or to visit our websites and download our software. In most distribution arrangements, we pay a fee for each new pay account referred to us by the retailer or personal computer manufacturer.

Sales of Advertising Inventory

        We have an internal sales organization dedicated to selling our Internet advertising products and services. This group works with internal media operations personnel dedicated to serving and monitoring the performance of our advertising initiatives. While we derive a portion of our advertising revenues from transactions entered into directly with advertisers and their agencies, particularly within our online loyalty marketing service, we also sell a significant portion of our advertising inventory through third-party advertising resellers.

Competition

        The industries in which we offer products and services are highly competitive. A summary of competitive factors is set forth below and in "Risk Factors," which appears in Item 1A of this Annual Report on Form 10-K.

Floral and Related Products and Services

        We compete in the market for flowers and, to a lesser degree, gifts. In the consumer market, consumers are our customers for direct sales of floral products and gifts through our websites and telephone numbers. In the floral network services market, retail florists and supermarkets are our principal customers for memberships and subscriptions to our various floral network services, including access to the FTD and Interflora brands and the Mercury Man logo, access to the floral networks, credit card processing services, e-commerce website services, online advertising tools, telephone answering, order taking, order transmission, and clearing-house services.

        The consumer market for flowers and gifts is highly competitive as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, and floral mass marketers, such as those that use websites, telephone numbers and catalogs. We believe the primary competitive factors in the consumer market are price, quality of products, selection, customer service, ordering convenience, and strength of brand. The floral network services market is highly competitive as well, and retail florists and supermarkets may choose from a few floral service providers that offer similar products and services. We believe the primary competitive factors in this market are price, order volume, customer service, services offered, strength of brand, number of members in the network, and fulfillment capabilities. In the U.S., our key competitors in the consumer market include 1-800-FLOWERS.COM, Inc., Proflowers.com and Teleflora, and our key competitors in the floral network services market include Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM, Inc. International key competitors include Marks & Spencer, NEXT, John Lewis, Teleflorist (also known as eFlorist), Flowers Direct, and Flying Flowers. Although we believe that we compare favorably with respect to many competitive factors, some of our competitors have an advantage over us with respect to certain factors.

        We believe competition in the consumer market will likely continue to intensify. Supermarkets, mass merchants and floral mass marketers have been gaining market share over retail florists as consumers continue to shift more of their floral purchases to these channels. We expect the sales volumes at supermarkets and mass merchants to continue to increase, and other floral mass marketers will continue to increase their competition with us. In particular, the nature of the Internet as a marketplace facilitates competitive entry and comparative shopping, and we have experienced increased competition based on price. Some of our competitors may have significant competitive advantages over us, may engage in more significant discounting, may devote significantly greater resources to marketing campaigns or other aspects of their business or may respond more quickly and effectively than we can to new or changing opportunities or customer requirements.

        We expect competition in the floral network services market to continue to increase as well. We believe we will continue to experience increasing competition from the other floral network services providers. In addition, we expect retail florists likely will continue to lose sales to supermarkets, mass merchants and floral mass marketers, which likely will result in a continuing decrease in their revenues and in the number of retail florists. As the number of retail florists and their revenues decrease, competition for the business of the remaining retail florists is expected to intensify.

Online Nostalgia Services

        As consumers continue to spend more time and money online, the competition for their time and engagement has continued to intensify. Consumers have a great number of options for online content and entertainment, including, by way of example, websites offering news and current events, movies, television shows, videos, information about any and virtually every topic, and the opportunity to communicate, socialize and interact with acquaintances and others. The historical value proposition of our Classmates service competes with major social networking websites such as Facebook as well as Internet search engines such as Google. Our expanded online nostalgia service continues to compete with these types of websites, as well as other websites that offer online content and entertainment, such as, by way of example, YouTube with respect to videos, Hulu with respect to television shows, websites offering games, and websites offering other forms of social media, such as Twitter. Many of our competitors offer their content and services free of charge. We believe the primary competitive factors are price, features, functionality, size and engagement of the user base, and quality and scope of the content. We believe we compete favorably with respect to certain of these areas, although many competitors have a significant advantage over us in certain other areas.

Internet Access Services

        We compete with numerous other dial-up Internet access providers as well as providers of broadband services. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. We believe the primary competitive factors in the dial-up Internet access industry are price, features, coverage area, scope of services, speed, and quality of service. While we believe our dial-up Internet access services compete favorably based on these factors when compared to many other dial-up Internet access services, we are at a competitive disadvantage relative to some or all of these factors with respect to the services of certain of our competitors. Our dial-up Internet access services do not compete favorably with broadband services with respect to certain of these factors, including, but not limited to, speed and, in certain cases, price.

Online Loyalty Marketing

        The market for online loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as online loyalty marketing programs continue to grow in popularity. Our MyPoints online loyalty marketing business faces competition for members from other online loyalty marketing programs as well as offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies. In addition, we also face competition for members from online providers of discounted offerings and coupons. We believe the primary competitive factors in the online loyalty marketing industry are the number, type and popularity of the participating merchants, the attractiveness of the rewards offered, the number of points awarded for various actions, the ease and speed of earning rewards, and the ability to offer members a robust, user-friendly shopping experience. We believe that we compete favorably in certain of these areas, although some of our competitors have an advantage over us in some or all of these areas. We also believe that the time, effort and expenses required to successfully develop certain of these areas serve as effective barriers to entry.

Seasonality and Cyclicality

        Revenues and operating results from our FTD segment typically exhibit seasonality. Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift-giving holidays, which include Mother's Day in the U.S. and the U.K., Valentine's Day, Christmas, Easter, and Thanksgiving, fall within that quarter. In addition, depending on the year, Easter and the U.K. Mother's Day sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30. Furthermore, depending on the year, certain of the most popular and gift-giving holidays, such as Valentine's Day, may occur on a weekend or government holiday. As a result of these variations, we believe that comparisons of the FTD segment's revenues and operating results for any period with those of the immediately preceding period, or in some instances, the same period of the preceding fiscal year, may be of limited relevance in evaluating its historical performance and predicting its future financial performance. Our working capital, cash and any short-term borrowings may also fluctuate during the year as a result of the factors described above.

        Online loyalty marketing advertising revenues and operating results tend to be higher in the quarter ending December 31 when compared to other quarters. Our Internet access services have typically experienced a lower rate of new member registrations during the quarter ending June 30 when compared to other quarters. Seasonality has not had a material impact on our online nostalgia services revenues. There can be no assurance that these seasonal trends will continue in the future.

Billing

        Orders placed through FTD's consumer websites or telephone numbers typically are paid for using a credit, debit or payment card; therefore, consumers generally pay for floral and gift orders before FTD pays the floral network members and third-party providers to fulfill and deliver them. FTD's floral network members are generally billed for products and services and are billed or credited for net order activity on a monthly basis.

        The vast majority of the pay accounts for our Content & Media and Communications segments pay us in advance with a credit card. Other payment options for some of our pay services include automated clearing-house ("ACH"), personal check, money order, or via a customer's local telephone bill. Internet access pay accounts that elect to pay with a personal check or money order are not provisioned until their payment is received and they are required to subscribe for one of our prepaid multi-month billing plans.

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

San Francisco, California; Downers Grove, Illinois; Centerbrook, Connecticut; Medford, Oregon; and Sleaford, England. We also outsource to a third party substantially all of our telephone customer support and some of our email customer support for our Content & Media and Communications services, and certain of our telephone customer support for FTD. We monitor the effectiveness of our customer support functions and measure performance metrics such as average hold time and first call resolution and abandonment rates. Communications with our customers are logged and categorized to enable us to recognize and act on trends. An internal quality assurance team monitors the performance of our customer support vendor and provides feedback to improve their skills and establish consistency throughout our customer support functions.

Technology

        Each of our services, including our floral network services, our online nostalgia services, our Internet access services, and our online loyalty marketing service operates on a separate and distinct technology platform. Each of our services is generally provided through a combination of internally-developed and third-party software, industry standard hardware and outsourced network services. We have internally-developed order processing, order transmission, and customer service systems which provide communication to our floral network members and third-party suppliers. We also have developed software to enhance the functionality of certain components of our services, including connectivity, web services, billing, email, customer support, customer loyalty applications, and targeted advertising. We maintain data centers in multiple locations in the U.S. and Europe. In some cases, we have redundant systems to provide high levels of service availability and connectivity. We host or outsource the majority of our data center services in third-party, co-location facilities and we outsource all of our bandwidth and managed modem services.

        We license from third parties a number of our software applications and components, including applications for our billing, customer support, advertising, and database systems, our client and server applications, and portions of our dial-up Internet access accelerator services. These licenses generally have terms ranging from several years to perpetual.

Government Regulations

        We are subject to a number of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, user privacy, data protection, and consumer protection. In addition, proposed laws and regulations relating to some or all of the foregoing are continuously debated and considered for adoption in the U.S. and other countries, and such laws and regulations could be passed in the future. For additional information, see "Risk Factors," which appears in Item 1A of this Annual Report on Form 10-K.

Proprietary Rights

        Our trade names, trademarks, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our business. In particular, we view our primary trademarks as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, domain name laws, and contract laws to protect our intellectual property and proprietary rights. We also license some of our intellectual property rights, including the Mercury Man logo, to third parties. We continuously assess whether to seek patent and other intellectual property protections for those aspects of our businesses and technologies that we believe constitute innovations providing competitive advantages. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and distribution of, our technologies, documentation and other proprietary information. We consider our United Online, FTD, Interflora, Memory Lane, Classmates, NetZero, Juno, StayFriends, and MyPoints trademarks to be very valuable assets, and most of these trademarks have been registered in the U.S. or, in certain cases, in other countries.

International Operations

        We have international operations in the U.K., India and Germany. Our operations in the U.K. provide floral and related products and services to consumers and floral network members in the U.K. and the Republic of Ireland. Our operations in India primarily handle email customer support, product development and quality assurance. Our operations in Germany provide online nostalgia services in Sweden, Germany, France, Austria, and Switzerland. We do not generate revenues directly from our operations in India. Our U.S. revenues totaled $740.5 million, $818.9 million and $602.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. International revenues totaled $180.0 million, $171.2 million and $66.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Revenues from our Interflora operations in the U.K. and the Republic of Ireland totaled $141.4 million, $141.2 million and $48.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Revenues from our international online nostalgia services totaled $38.6 million, $30.0 million and $18.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. For information regarding risks associated with our international operations, see "Risk Factors," which appears in Item 1A of this Annual Report on Form 10-K. For information regarding long-lived assets, see Note 2—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

        At December 31, 2010, we had 1,606 employees, 1,056 of which were located in the U.S., 274 of which were located in India, 268 of which were located in Europe, and 8 of which were located in Canada. None of these employees are subject to a collective bargaining agreement, and we consider our relationship with our employees to be good.

Executive Officers

        See Part III, Item 10 "Directors, Executive Officers and Corporate Governance" of this Annual Report on Form 10-K for information about executive officers of the Registrant.

Available Information

        Our corporate website is www.unitedonline.com. On this website, we make available, free of charge, our annual, quarterly and current reports (including all amendments to such reports), changes in the stock ownership of our directors and executive officers, our code of ethics, and other documents filed with, or furnished to, the Securities and Exchange Commission ("SEC"), as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC.

        The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding the Company that we file electronically with the SEC at www.sec.gov.

        By referring to our websites, including, without limitation, www.unitedonline.com, www.ftd.com, www.interflora.co.uk, www.interflora.ie, www.memorylane.com, www.classmates.com, www.stayfriends.se, www.stayfriends.de, www.stayfriends.at, www.stayfriends.ch, www.trombi.com, and www.mypoints.com, we do not incorporate these websites or their contents into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

RISKS RELATING TO OUR BUSINESS GENERALLY

Current or future economic conditions may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        Economic conditions in the U.S. and the European Union have been depressed and may remain challenging for the foreseeable future. Our products and services are discretionary and dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to, among other factors, the general economic climate, the consumers' level of disposable income, consumer debt, and overall consumer confidence. The continuing economic conditions have adversely impacted certain aspects of our businesses in a number of ways including reduced demand, more aggressive pricing for similar products and services by our competitors, decreased spending by advertisers, increased credit risks, increased credit card failures, a loss of customers, and increased use of discounted pricing plans for certain of our products and services. It is likely that these and other factors will continue to adversely impact our businesses, at least in the near term. The continuing economic conditions may adversely impact our key vendors. Such economic conditions and decreased consumer spending have, in certain cases, resulted in, and may in the future result in, a variety of negative effects such as a reduction in revenues, increased costs, lower gross margin and operating margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, and recognition of impairments of assets, including goodwill and other intangible and long-lived assets. Any of the above factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our business is subject to fluctuations.

        Our results of operations and changes in our key business metrics from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. Each of the risk factors discussed in this Item 1A and the other factors described elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC may affect us from period to period and may affect our long-term performance. As a result, you should not rely on period-to-period comparisons as an indication of our future performance. In addition, these factors and the challenging economic conditions create difficulties with respect to our ability to forecast our financial performance and business metrics accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and business metrics. We cannot assure you that we will achieve the expectations of, or projections made by, our management or the financial analysts. In the event we do not achieve such expectations or projections, our financial results and the price of our common stock could be adversely affected.

New business initiatives, products, services, or features may not be successful, which could adversely impact our key metrics and financial results.

        We have expended, and will continue to expend, significant resources in developing and implementing new business initiatives, products, services, and features, such as those related to our ongoing transition of Classmates, now Memory Lane, to become the premier U.S. website for nostalgic content. Such development and implementation involves a number of uncertainties, including unanticipated delays and expenses and technological problems. New business initiatives, products, services, or features also may not be accepted by consumers or commercially successful. We cannot assure you that we will be successful in such development and implementation efforts, including the transition of the Classmates business, or that any new business initiatives, products, services, or features will be accepted by consumers or commercially successful. If our development and implementation efforts are not successful, or such new initiatives, products, services, or features are not accepted by consumers or commercially successful, our key metrics and financial results could be materially and adversely impacted.

We may be unable to maintain or grow our advertising revenues. Reduced advertising revenues may reduce our profits.

        Advertising revenues are a key component of our revenues and profitability. Factors that have caused, or may cause in the future, our advertising revenues to fluctuate include, without limitation, the effect of, changes to, or terminations of key advertising relationships, changes in applicable laws, regulations or business practices, including those related to behavioral or targeted advertising and user privacy, changes in business models, changes in the online advertising market, changes in the economy, advertisers' budgeting and buying patterns, competition, changes in the number of active accounts or consumers purchasing our products and services, changes in our advertising inventory, and changes in usage of our services. Decreases in our advertising revenues are likely to adversely impact our profitability.

        Our advertising revenues have in the past declined, and may in the future decline, when compared to prior periods. Advertising revenues generated by our Communications segment generally have been declining primarily as a result of the decrease in our dial-up Internet access pay accounts. In addition, prior to 2010, our Content & Media and FTD segments collectively derived significant advertising revenues from domestic post-transaction sales agreements. Post-transaction sales involve the online presentation of a third-party offer immediately following the point where a consumer has purchased our subscription services or floral products, as applicable. Although we expect to offer our members and customers services or products at the end of our registration or sale processes, including third-party offers as well as our own offers, we do not expect the revenues from such offers to be significant. Any or all of the above factors have caused, and could continue to cause, our advertising revenues and profits to significantly decline in the future.

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

        We spend significant resources marketing our brands, products and services. We rely on relationships with a wide variety of third parties, including Internet search providers, Internet advertising networks, co-registration partners, retailers, distributers and direct marketers, to promote or distribute our products and services. In addition, in connection with the launch of Memory Lane, we expect to spend a significant amount on its marketing, including through television advertising. If our marketing activities are inefficient or unsuccessful, or if important third-party relationships become more expensive or unavailable, our key metrics and financial results could be materially and adversely impacted.

Significant problems with our key systems or those of our third-party vendors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        The systems underlying the operations of each of our business segments are complex and diverse, and must efficiently integrate with third-party systems, such as credit card processors. Key systems include, without limitation, order transmission, fulfillment and processing including the system for transmitting orders through the floral network; billing; website and database management; customer support; telecommunications network management; advertisement serving and management systems; and internal financial systems. Some of these systems, such as customer support, are outsourced to third parties, and other systems, such as FTD's order transmission and fulfillment system and the platform for our international online nostalgia websites, are not redundant. We have experienced systems problems in the past, and we or these third parties may experience problems in the future. In addition, if these third parties face financial or other difficulties, our business could be adversely impacted. Any significant errors, failures, interruptions, delays, or other problems with our systems or our third-party vendors or their systems could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        In addition, our Content & Media and Communications businesses outsource a majority of their live technical and billing support functions. These businesses rely on one customer support vendor, and we maintain only a small number of internal customer support personnel for these businesses. Our internal customer support personnel are not equipped to provide the necessary range of customer support functions in the event that this vendor unexpectedly becomes unable or unwilling to provide these services to us.

Legal actions or investigations could subject us to substantial liability, require us to change our business practices, and adversely affect our business, financial condition, results of operations, and cash flows.

        We are currently, and have been in the past, party to various legal actions and investigations. These actions may include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third-party patents, securities laws claims, claims involving unfair competition, claims in connection with employment practices, breach of contract claims, and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims including, without limitation, claims for defamation, right of publicity, negligence, trademark and copyright infringement, misappropriation of intellectual property or proprietary rights, and privacy and security matters. The failure to successfully defend against these and other types of claims, including claims relating to our business practices or alleging infringement of intellectual property or proprietary rights, could result in our incurring significant liabilities related to judgments or settlements or require us to change our business practices. Infringement claims may also result in our being required to obtain licenses from third parties, which licenses may not be available on acceptable terms, if at all. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        Various governmental agencies have in the past, and may in the future, assert claims, institute legal actions, inquiries or investigations, or impose obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancelation, refund, or disclosure practices. The Federal Trade Commission and certain state agencies have investigated Internet companies, including us, in connection with consumer protection and privacy matters. In addition, we have received civil investigative demands and subpoenas, as applicable, from the Attorneys General of various states, primarily regarding their respective investigations into certain post-transaction sales practices and certain of our marketing, billing and renewal practices. We have been cooperating with these investigations and have resolved one of the investigations. However, the outcome of these or any other governmental investigations or their potential implications for our business are uncertain. We may not prevail in existing or future claims and any judgment against us or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices. Defending against lawsuits, inquiries and investigations involves significant expense and diversion of management's attention and resources from other matters. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures could result in changes to our business practices as well as significant fines, penalties or assessments, which could decrease our revenues or increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies or private parties, or we are required to pay significant sums, including damages, fines, penalties, or assessments, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our failure to enforce and protect our intellectual property and proprietary rights could harm our business.

        Our trade names, trademarks, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our businesses. In particular, we view our primary trademarks as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, and domain name laws in the U.S. and similar laws in other countries, as well as licenses and other agreements with our employees, members, consumers, suppliers and other parties, to establish and maintain our intellectual property and proprietary rights in the technology, products, services and content used in our operations. These laws and agreements may not guarantee that our proprietary rights will be protected and our intellectual property and proprietary rights could be challenged or invalidated. We also license some of our intellectual property rights, including the Mercury Man logo, to third parties. The steps we and such third parties have taken to protect our intellectual property and proprietary rights may not be adequate, and other third parties may infringe or misappropriate our intellectual property and proprietary rights. The protection of our intellectual property and proprietary rights may require the expenditure of significant financial and internal resources. We cannot assure you that we have taken adequate steps to prevent infringement or misappropriation of our intellectual property and proprietary rights. Our failure to adequately protect our intellectual property and proprietary rights could adversely affect our brands and could harm our business.

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

        We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, including, without limitation, targeted or behavioral advertising, user privacy and data protection, consumer protection, antitrust, and unclaimed property. Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states related to automatic-renewal practices, could impact certain of our business practices. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our products and services, our costs, or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

Our online nostalgia and online loyalty marketing services, as well as our FTD segment's consumer business, rely heavily on email campaigns, and any disruptions or restrictions on the sending of emails or increase in the associated costs could adversely affect our business and results of operations.

        Our emails have historically generated the majority of the traffic on our online nostalgia websites and are the most important driver of member activity for our online loyalty marketing service. A significant number of members of our online nostalgia and online loyalty marketing services elect to opt-out of receiving certain types of emails. Without the ability to email these members, we have very limited means of inducing members to return to our websites and utilize our services. In addition, each month, a significant number of email addresses for members of our online nostalgia and online loyalty marketing services become invalid. This disrupts our ability to email these members and also prevents our online nostalgia members from being able to contact these members, which is one of the reasons why members use our online nostalgia services.

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

        The FTD Credit Agreement includes guarantees on a joint and several basis by FTD Group, Inc.'s existing and future, direct and indirect domestic subsidiaries and is secured by first priority security interests in, and mortgages on, substantially all of FTD Group, Inc.'s direct and indirect subsidiaries' tangible and intangible assets and first priority pledges of all the equity interests owned by FTD Group, Inc. in its existing and future direct and indirect subsidiaries (except with respect to foreign subsidiaries in which case such pledges are limited to 66% of the outstanding capital stock). The occurrence of an event of default under the FTD Credit Agreement could permit the lenders to terminate the commitments of such lenders to make further extensions of credit under the FTD Credit Agreement, to call and enforce the guarantees, and to foreclose on the collateral securing such debt.

We may not realize the benefits associated with our assets and may be required to record a significant charge to earnings if we are required to expense certain costs or impair our assets.

        We have capitalized goodwill and identifiable intangible assets in connection with our acquisitions and certain business initiatives such as the content archives on the Memory Lane website. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill or any such assets might be permanently impaired. If our acquisitions or business initiatives are not commercially successful or, if due to economic or other conditions, our assumptions regarding the performance of such businesses or business initiatives are not achieved, we would likely be required to record impairment charges which would negatively impact our financial condition and results of operations. We have experienced impairment charges in the past. Given the current economic environment and the uncertainties regarding the impact on our businesses, there can be no assurance that our estimates and assumptions regarding the duration of the challenging economic conditions, or the period or strength of recovery, made for purposes of our goodwill and identifiable intangible assets impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or growth rates of certain reporting units or other factors are not achieved or are revised downward, we may be required to record additional impairment charges in future periods. In addition, from time to time, we record tangible or intangible assets on our balance sheet that, due to changes in value or in our strategy, may have to be expensed in future periods. Write-downs or impairments of assets, whether tangible or intangible, could adversely and materially impact our financial condition and results of operations.

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

        We are subject to income and various other taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. In addition, our effective income tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher (or determined to be higher by a particular taxing jurisdiction) than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by, among other factors, changes in the relevant tax, accounting and other laws, regulations, principles, and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income and other taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions, and our historical recognition of other tax matters. The results of an audit or litigation could have a material effect on our business, financial condition, results of operations, and cash flows.

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

  •
  political, social and economic instability abroad, terrorist attacks and security concerns in general; and

  •
  reduced or varied protection for intellectual property and proprietary rights.

        The occurrence of any one of these risks could negatively affect our international operations, our key business metrics, and our financial results.

We may stop paying, or reduce, quarterly cash dividends on our common stock.

        The payment of future dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations and cash flows and such other factors as are deemed relevant by our Board of Directors. Commencing with the third quarter of 2008, we have decreased our quarterly cash dividend from $0.20 per share of common stock to $0.10 per share of common stock. A decline in our cash flows, changes in our business needs, including working capital and funding for business initiatives or acquisitions, or a change in tax laws relating to dividends, among other factors, could cause our Board of Directors to decide to cease the payment of, or further reduce, dividends in the future. We cannot assure you that we will not decrease or discontinue quarterly cash dividends, and if we do, our stock price could be negatively impacted.

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

        Provisions of our certificate of incorporation, our bylaws and Delaware law could make it difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders because of a premium price offered by a potential acquirer. We have a stockholder rights plan, which is an anti-takeover measure that is intended to cause substantial dilution to any third party who attempts to acquire our Company on terms not approved by our Board of Directors. Our Board of Directors recently voted to terminate such stockholder rights plan as of February 28, 2011. However, there are no assurances that our Board of Directors will not implement a new stockholder rights plan in the future.

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

        We compete in the market for flowers and, to a lesser degree, gifts. In the consumer market, consumers are our customers for direct sales of floral products and gifts through our websites and telephone numbers. In the floral network services market, retail florists and supermarkets are our principal customers for memberships and subscriptions to our various floral network services, including access to the FTD and Interflora brands and the Mercury Man logo, access to the floral networks, credit card processing services, e-commerce website services, online advertising tools, telephone answering, order taking, order transmission, and clearing-house services.

        The consumer market for flowers and gifts is highly competitive as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, and floral mass marketers, such as those that use websites, telephone numbers and catalogs. The floral network services market is highly competitive as well, and retail florists and supermarkets may choose from a few floral network service providers that offer similar products and services. In the U.S., our key competitors in the consumer market include 1-800-FLOWERS.COM, Inc., Proflowers.com and Teleflora, and our key competitors in the floral network services market include Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM, Inc. International key competitors include Marks & Spencer, NEXT, John Lewis, Teleflorist (also known as eFlorist), Flowers Direct, and Flying Flowers.

        We believe competition in the consumer market will likely continue to intensify. Supermarkets, mass merchants and floral mass marketers have been gaining market share over retail florists as consumers continue to shift more of their floral purchases to these channels. We expect the sales volumes at supermarkets and mass merchants to continue to increase, and other floral mass marketers will continue to increase their competition with us. In particular, the nature of the Internet as a marketplace facilitates competitive entry and comparative shopping, and we have experienced increased competition based on price. Some of our competitors may have significant competitive advantages over us, may engage in more significant discounting, may devote significantly greater resources to marketing campaigns or other aspects of their business or may respond more quickly and effectively than we can to new or changing opportunities or customer requirements.

        We expect competition in the floral network services market to continue to increase as well. We believe we will continue to experience increasing competition from the other floral network services providers. In addition, we expect retail florists likely will continue to lose sales to supermarkets and floral mass marketers, which likely will result in a continuing decrease in their revenues and in the number of retail florists. As the number of retail florists and their revenues decrease, competition for the business of the remaining retail florists will intensify.

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

Shifts in the mix of products and services sold may adversely affect our financial results.

        The cost of revenues associated with our products revenues is generally higher than that associated with our services revenues. As a result, changes in the proportion of FTD segment revenues that is represented by products revenues versus services revenues may adversely affect our revenues, cost of revenues, cost of revenues as a percentage of revenues, and segment income from operations.

Failure to maintain our standard pricing for products and services could have adverse effects on our financial results.

        Due to economic conditions and for competitive and other reasons, we have been offering broader and greater discounts to the consumer, both on a promotional basis to consumers generally as well as through strategic arrangements with third parties that have a fixed, and in certain cases greater, discount or other associated costs. We also offer discounts on our floral network service fees from time to time on a promotional basis. Increases in the portion of products and services sold at a discount, including through such strategic arrangements, has resulted, and may in the future result, in reduced revenues, an increase in cost of revenues as a percentage of revenues, and a decrease in segment income from operations. We currently intend to continue selling a portion of our products and services at a discount, including through such strategic arrangements, and there are no assurances that the portion of products and services sold at a discount, including through such strategic arrangements, will not continue to increase. The continued use of discounts for our products and services may result in our becoming more reliant upon offering discounts, including through such strategic arrangements, in order to sell our products and services, which could result in our having to reduce our standard pricing, which may adversely impact our financial results.

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

  •
  severe weather;

  •
  disease, infestation and other biological problems;

  •
  import duties and quotas;

  •
  time-consuming import regulations or controls at airports;

  •
  changes in trading status;

  •
  economic uncertainties and currency fluctuations, including as a result of the recent volatility and disruptions in the credit markets and general economy;

  •
  foreign government laws and regulations;

  •
  political, social and economic instability, terrorist attacks and security concerns in general;

  •
  governmental bans or quarantines;

  •
  disruption in transportation and delivery;

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

        In accordance with current industry practice by domestic floral and gift order gatherers and our interpretation of applicable law, our FTD consumer business collects and remits sales and use taxes on orders that are delivered in states where it has a physical presence or other form of jurisdictional nexus, which is a limited number of states. If states successfully challenge this practice and impose sales and use taxes on orders delivered in states where we do not have physical presence or another form of jurisdictional nexus, we could incur substantial tax liabilities for past sales and lose future sales as a result of the increased tax cost that would be borne by the customer. Also, states may seek to reclassify the status of Internet order gatherers, such as our FTD consumer business, as persons that are deemed to fulfill the underlying order, in which case, a state may seek to impose taxes on the receipts generated by our FTD consumer business for orders fulfilled and delivered by florists outside such state. In addition, future changes in the operation of our online and telephonic sales channels could result in the imposition of additional sales and use tax or other tax obligations.

        Additionally, in accordance with current industry practice by international floral and gift direct marketers and our interpretation of applicable law, we collect and remit value-added taxes on certain consumer orders placed through Interflora. Future changes in the operation of our business could result in the imposition of additional tax obligations. Moreover, if a foreign taxing authority challenges our current practice or implements new legislative initiatives, additional taxes on consumer sales could be due by us. The imposition of additional tax liabilities for past or future sales could decrease our ability to compete with traditional retailers and reduce our sales, which could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

ADDITIONAL RISKS RELATING TO OUR CONTENT & MEDIA SEGMENT

The transition of our historical Classmates business to the new Memory Lane business may not be successful.

        In 2010, we made the strategic decision to expand upon the historical value proposition of our Classmates service and transition the website to be the premier U.S. website to access, acquire, interact with, and share nostalgic content under the new Memory Lane brand. There are many risks associated with such transition. We plan to market the new website and brand through a significant marketing campaign, and our efforts may not be successful. In addition, we plan to charge for certain premium content and other products, and there are no assurances that consumers will find such content and products to be compelling and be willing to pay for them, which could result in our having to reduce our standard pricing or change our pricing structure or business model. We also have altered, and will continue to evaluate and evolve, the ways in which we bring Internet traffic to the website and in which visitors navigate the website. Such changes may not be successful and could adversely affect Internet traffic to the website, the visitor's experience, as well as our key metrics, including the number of free accounts, pay accounts, active accounts, and visitors to the website generally. We intend to add new forms of content and social interaction features to the website, but we may experience delays or technical issues in connection with the implementation of such new content and features. Technology is also constantly evolving and the website may not be compatible with the latest mobile and other devices used by consumers. There are no assurances that the Memory Lane initiative will be successful. If this initiative is not successful, our business, key metrics and financial results will be adversely affected.

We face intense competition that could result in the failure of our online nostalgia services to be commercially successful.

        As consumers continue to spend more time and money online, the competition for their time and engagement has continued to intensify. Consumers have a great number of options for online content and entertainment, including, by way of example, websites offering news and current events, movies, television shows, videos, information about any and virtually every topic, and the opportunity to communicate, socialize and interact with acquaintances and others. The historical value proposition of our Classmates service competes with major social networking websites such as Facebook as well as Internet search engines such as Google. Our expanded online nostalgia service continues to compete with these types of websites, as well as other websites that offer online content and entertainment, such as, by way of example, YouTube with respect to videos, Hulu with respect to television shows, websites offering games, and websites offering other forms of social media, such as Twitter. Many of our competitors offer their content and services free of charge.

        The market for online loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as loyalty marketing programs continue to grow in popularity. Our MyPoints online loyalty marketing service faces competition for members from other online loyalty marketing programs as well as offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies.

        Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales, and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do, offer a wider variety of services, have more compelling websites with more extensive user-generated or third-party content or offer their services or content free to their users. Some of our competitors have been more successful than we have been in attracting and retaining visitors and members, and our ability to attract visitors to our websites and maintain a large and growing member base has been adversely affected by such competition. If our competitors provide services similar to our online nostalgia services for free, we may not be able to charge for our online nostalgia services. Competition could have a material adverse effect on our subscription revenues from online nostalgia services, as well as on advertising revenues from our online nostalgia services and online loyalty marketing services. More intense competition could also require us to increase our marketing or other expenditures. As a result of competition, our key business metrics, revenues, cash flows, and profitability could be adversely affected.

Continued declines in the number of pay accounts for our online nostalgia services could cause our business and financial results to suffer.

        Pay accounts are critical to our business model. Only a small percentage of users initially registering for our online nostalgia services sign up for a paid subscription at the time of registration. As a result, our ability to generate subscription revenue is highly dependent on our ability to attract visitors to our websites, register them as free members, encourage them to return to our websites, and convince them to become pay accounts in order to access the pay features of our websites. The number of pay accounts has been decreasing, and there are no assurances that such trend will not continue. If we are not able to attract visitors to our websites and convert a significant portion to pay accounts, the number of pay accounts for our online nostalgia services will continue to decline and our business and financial results would be adversely affected.

        A number of our pay account subscriptions each month are not renewed or are canceled, which, for the Content & Media segment, we refer to as "churn." The level of churn we experience fluctuates from quarter to quarter due to a variety of factors, including our mix of subscription terms, which affects the timing of subscription expirations, as well as the degree of credit card failures. We must continually add new pay accounts both to replace pay accounts who churn and to grow our business beyond our current pay account base. We expect that our churn rate will continue to fluctuate from period to period. A significant majority of our pay accounts are on plans that automatically renew at the end of their subscription period and we have received complaints with respect to our renewal policies and practices. As discussed in the risk factor related to changes in laws and regulations, the laws being considered or recently enacted by certain states regarding automatic-renewal practices will impact certain of our business practices. We also experience an increase in the percentage of credit card failures from time to time. Any change in our renewal policies or practices, or in the degree of credit card failures, could have a material impact on our churn rate. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could reduce our revenues and adversely affect our financial results.

Failure to increase or maintain the number of visitors to our websites and members for our online nostalgia and online loyalty marketing services or the activity level of these visitors and members could cause our business and financial results to suffer.

        The success of our online nostalgia and online loyalty marketing services depends upon our ability to increase or maintain the number of visitors to our websites, our base of free members and the level of activity of those visitors and members. A decline in the number of visitors, registered or active free online nostalgia members, or a decline in the activity of those members, could result in decreased pay accounts, decreased content on our websites and decreased advertising revenues. A decline in the number of registered or active online loyalty marketing service members could result in decreased advertising revenues. We have been experiencing a decline in the number of active members, and there are no assurances that this trend will not continue. The failure to increase or maintain the number of visitors to our websites, our base of free members, or the failure to convince our free members to actively participate in our websites or services, could have a material adverse effect on our business and our financial results.

Failure to maintain our standard pricing could have adverse effects on our financial results.

        Due to economic conditions and for competitive and other reasons, from time to time, we have offered a greater percentage of discounted pricing plans on a promotional basis than we typically have offered. In general, these discounted pricing plans offer a subscription term at a significant discount compared to the standard pricing for such subscription term. Any such increases in the percentage of pay accounts under a discounted pricing plan and any increases in the level of the discounts will likely result in a decrease in subscription revenues and ARPU, at least in the near term. Although these discounted pricing plans, by their terms, renew at the then-current standard pricing for such subscription term upon the expiration of the initial term, there are no assurances as to the number of pay accounts that will renew at the standard pricing. We intend to continue offering discounted pricing plans in the future, and there are no assurances that the volume or level of the discounts offered during a period will not be higher than anticipated. Our continued use of discounted pricing plans may result in our becoming dependent on offering such plans in order to obtain new pay accounts and retain existing pay accounts and may result in our having to reduce our standard pricing, which would adversely impact our financial results.

ADDITIONAL RISKS RELATING TO OUR COMMUNICATIONS SEGMENT

Our business will suffer if we are unable to compete successfully.

        We compete with numerous other dial-up Internet access providers as well as providers of broadband services. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. Many broadband providers, including cable companies and local exchange carriers, bundle their offerings with telephone, entertainment or other services, which may result in lower prices than standalone services. Certain portions of the U.S., primarily rural areas, currently have limited or no access to broadband services. However, the U.S. government has indicated its intention to provide broadband services to such rural areas. Such expansion of the availability of broadband services will increase the competition for Internet access subscribers in such areas and will likely adversely affect our business. In addition to competition from broadband providers, competition among dial-up Internet access service providers is intense and neither our pricing nor our features provides us with a significant competitive advantage, if any, over certain of our dial-up Internet access competitors. We expect that competition, particularly with respect to price, both for broadband as well as dial-up Internet access services, will continue. We also expect that our dial-up Internet access subscriber base will continue to decrease, potentially at an increasing rate, and that our broadband services will not experience significant growth.

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

        Most of our Communications revenues and profits come from our dial-up Internet access services. Our dial-up Internet access pay accounts and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for dial-up Internet access. Consumers continue to migrate to broadband access, primarily due to the faster connection and download speeds provided by broadband access. Advanced applications such as online gaming, music downloads and videos require greater bandwidth for optimal performance, which adds to the demand for broadband access. The pricing for basic broadband services has been declining as well, making it a more viable option for consumers. We expect our dial-up Internet access pay accounts to continue to decline. As a result of expected continued decreases in our dial-up Internet access pay accounts and, potentially, the average monthly revenue per pay account, we expect that our Communications services revenues, advertising revenues, and the profitability of this segment will continue to decline over time. The number of dial-up Internet access pay accounts has been adversely impacted by both a decrease in the number of new pay accounts signing up for our services as well as the impact of subscribers canceling their accounts, which we refer to as "churn." Churn has increased from time to time and may increase in the future. The rate of decline in Communications services revenues has accelerated in some periods and may continue to accelerate. Although we have been reducing our expenses in order to manage the profitability of our Communications segment, we will not be able to continue making the same level of expense reductions in the future, and we anticipate our profitability will decrease as our Communications services revenues continue to decline. Continued declines, particularly if such declines accelerate, in Communications revenues will materially and adversely impact the profitability of this segment.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in Woodland Hills, California and consist of leased space of approximately 110,000 square feet. We also lease office space in Fort Lee, New Jersey and Hyderabad, India, which is generally used by our Communications segment. Additionally, we lease office space in Seattle, Washington; San Francisco, California; Schaumburg, Illinois; Erlangen, Germany; and Berlin, Germany, which is generally used by our Content & Media segment. Our FTD segment also leases space for call center facilities in Centerbrook, Connecticut and Medford, Oregon. We also lease warehouse space in a distribution center in Aurora, Illinois, which is used by our FTD segment.

        We own office space in Downers Grove, Illinois and Sleaford, England, which is occupied by our FTD segment. We entered into a credit agreement in conjunction with the acquisition of FTD, which includes a security interest in substantially all of its assets, including a mortgage on the owned real property at the Downers Grove, Illinois location.

        We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed to accommodate any physical expansion of our corporate and operations facilities. For additional information regarding our obligations under leases, see Note 14—"Commitments and Contingencies" to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. The parties in the approximately 300 coordinated class actions, including NetZero, the underwriter defendants in the NetZero class action, and the plaintiff class in the NetZero action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make a settlement payment on behalf of the issuers, including NetZero. On October 5, 2009, the district court issued an order granting final approval of the settlement and certifying the settlement class. Two individuals have appealed the October 5, 2009 order and plaintiffs have filed motions to dismiss the appeals. The appellate court has not ruled on either the appeals or the motions to dismiss.

        On October 30, 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. On December 19, 2008, Xavier Vasquez filed a purported class action complaint against Classmates Online, Inc., Classmates Media Corporation and United Online in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs are seeking injunctive relief and damages. On April 30, 2009, the United States District Court of the Western District of Washington consolidated the Michaels and the Vasquez actions and designated the Michaels action as the lead case. On March 12, 2010, the parties entered into a comprehensive class action settlement agreement. On December 16, 2010, the court conducted a final approval hearing on the settlement. On February 22, 2011, the court issued an Order formally denying final approval of the settlement. Discovery has not recommenced and no trial date has been set.

        In 2009, Classmates Online, Inc., now known as Memory Lane, Inc., received a civil investigative demand from the Attorney General for the State of Washington. In 2010, FTD.com Inc. and Classmates Online, Inc. received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, Texas, and Vermont. Based on the demand and the subpoenas, we believe that the primary focus of the inquiries concerns certain post-transaction sales practices in which these subsidiaries previously engaged with certain third-party vendors. In addition, in 2010, Classmates Online, Inc. received a subpoena from the Attorney General for the District of Columbia regarding its marketing, billing, and renewal practices, including, without limitation, its post-transaction sales practices. We have been cooperating with these investigations. However, we cannot predict the outcome of these or any other governmental investigations or other legal actions or their potential implications for our business. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices.

        We are subject to various legal proceedings, investigations, claims, and litigation that can involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. There can be no assurance, however, that such legal proceedings, investigations, claims, and litigation, which are inherently uncertain, will not materially and adversely affect our business, financial condition, results of operations, or cash flows. At December 31, 2010, we had a reserve of $2.2 million for a pending lawsuit.

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

	2009		2010
	High	Low	High	Low
First Quarter	$6.39	$3.76	$7.95	$5.87
Second Quarter	$7.74	$4.26	$8.72	$5.75
Third Quarter	$9.46	$5.99	$6.83	$4.75
Fourth Quarter	$9.28	$6.69	$7.33	$5.58

        On February 18, 2011, there were 524 holders of record of our common stock.

Dividends

        United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock in January, April, July, and October 2009. The dividends were paid on February 27, May 29, August 31, and November 30, 2009 and totaled $8.8 million, $9.1 million, $9.2 million, and $9.1 million, respectively, including dividend equivalents paid on nonvested restricted stock units.

        United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock in February, April, July, and October 2010. The dividends were paid on February 26, May 28, August 31, and November 30, 2010 and totaled $9.1 million, $9.4 million, $9.3 million, and $9.2 million, respectively, including dividend equivalents paid on nonvested restricted stock units.

        In January 2011, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date was February 14, 2011 and the dividend will be paid on February 28, 2011.

        The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors. Dividends are declared and paid out of our surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware. For information regarding restrictions on the payment of dividends, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allowed us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From time to time, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. In April 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the Program, bringing the total amount authorized under the Program to $200 million. In December 2009, the Board of Directors again further extended the Program through December 31, 2010. From August 2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In

February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million.

        Shares withheld upon the vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards to pay applicable required employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of most restricted stock units or issuance of stock awards, we currently do not collect the applicable required employee withholding taxes from employees. Instead, we automatically withhold, from the restricted stock units that vest and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. We then pay the applicable required employee withholding taxes.

        Common stock repurchases during the quarter ended December 31, 2010 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
November 2010	213	$6.66	—	$49,821
December 2010	3	$6.65	—	$49,821

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

        The following graph compares, for the five-year period ended December 31, 2010, the cumulative total stockholder return for the Company's common stock, The Nasdaq Global Select Market (U.S. companies) Index (the "Nasdaq Composite") and the Morgan Stanley Internet Index ("MS Internet Index"). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2005, 2006, 2007, 2008, 2009, and 2010. The graph assumes that $100 was invested on December 31, 2005 in the common stock of the Company, the Nasdaq Composite and the MS Internet Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10
United Online, Inc.	$100.00	$99.27	$92.66	$50.46	$62.97	$58.77
Nasdaq Composite	$100.00	$109.52	$120.27	$71.51	$102.89	$120.29
MS Internet Index	$100.00	$109.43	$145.05	$78.48	$153.54	$201.88

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

        The following table presents the consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008, and the consolidated balance sheet data at December 31, 2010 and 2009. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statements of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data at December 31, 2008, 2007 and 2006 which are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K except for net income (loss) applicable to common stockholders and net income (loss) per common share information, which has been updated in connection with the adoption of Accounting Standards Codification ("ASC") 260-10-45, Earnings Per Share-Other Presentation Matters.

        The following amounts are in thousands, except per share data:

	Year Ended December 31,
	2010	2009	2008(2)	2007	2006(1)
Consolidated Statements of Operations Data:
Revenues	$920,553	$990,132	$669,403	$513,503	$522,654
Cost of revenues	$429,651	$417,359	$214,887	$117,203	$119,990
Operating income (loss)	$112,690	$145,993	$(62,679)	$92,301	$74,019
Net income (loss)	$53,687	$70,085	$(94,657)	$57,777	$42,272
Net income (loss) applicable to common stockholders	$50,454	$65,438	$(97,722)	$54,698	$40,110
Net income (loss) per common share—basic	$0.58	$0.78	$(1.33)	$0.82	$0.63
Net income (loss) per common share—diluted	$0.58	$0.78	$(1.33)	$0.81	$0.61

	December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Total assets	$992,158	$1,049,934	$1,073,527	$552,393	$503,019
Non-current liabilities	$325,565	$375,844	$481,428	$20,486	$10,983
Cash dividends declared and paid per common share	$0.40	$0.40	$0.70	$0.80	$0.80

(1)
In April 2006, we acquired MyPoints. The results of MyPoints are included in our consolidated statements of operations from the date of acquisition. Additionally, in the December 2006 quarter, we recorded a $13.3 million ($8.0 million, net of tax) impairment of goodwill, intangible assets and long-lived assets related to our Communications segment.

(2)
In August 2008, we acquired FTD. The results of FTD are included in our consolidated statements of operations from the date of acquisition. For additional information regarding our acquisitions, see Note 12—"Acquisitions" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K. During the quarter ended December 31, 2008, we recorded an impairment of goodwill, intangible assets and long-lived assets of $176.2 million ($153.9 million, net of tax) primarily related to our FTD segment.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing and revenue streams; competition; strategies; and new business initiatives, products, services, features, and functionality. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Annual Report on Form 10-K and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        We are a leading provider of consumer products and services over the Internet through a number of brands including FTD, Interflora, Memory Lane, Classmates, NetZero, and MyPoints. Our FTD segment provides floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services. Our Content & Media segment services are online nostalgia services and online loyalty marketing. Our primary Communications segment service is Internet access. On a combined basis, our web properties attract a significant number of Internet users, and we offer a broad range of Internet marketing services for advertisers.

Segment Definitions

        We report our businesses in three reportable segments:

Segment	Products and Services
FTD	Floral and related products and services for consumers, retail florists and other retail locations
Content & Media	Online nostalgia services and online loyalty marketing services
Communications	Internet access, email, Internet security, and web hosting services

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures are:

FTD Segment Metrics

        Consumer Orders.    We monitor the number of consumer orders for floral and gift products during a given period. Consumer orders are orders delivered during the period that originated in the U.S. and Canada, primarily from the www.ftd.com website and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily from the www.interflora.co.uk and www.interflora.ie websites and various telephone numbers. Orders originating with a florist or other retail location for delivery to consumers are not included. The number of consumer orders received may fluctuate significantly from period to period due to seasonality resulting from the timing of key holidays; general economic conditions; fluctuations in marketing expenditures on initiatives designed to attract new and retain existing customers; changes in pricing for our floral, plant and specialty gift products or competitive offerings; new or terminated partnerships; and changing consumer preferences, among other factors.

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

Content & Media and Communications Segment Metrics

        Pay Accounts.    We generate a significant portion of our revenues from our pay accounts and they represent one of the most important drivers of our business model. A pay account is defined as a member who has subscribed to, and paid for, our Content & Media or Communications services, and whose subscription has not terminated or expired. A pay account does not equate to a unique subscriber since one subscriber could have several pay accounts. At any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool and a number of accounts that have notified us that they are terminating their service but whose service remains in effect. In general, the key metrics that affect our revenues from our pay accounts base include the number of pay accounts and the average monthly revenue per pay account ("ARPU"). A pay account generally becomes a free account following the expiration or termination of the related subscription.

        ARPU.    We monitor ARPU, which is a monthly measure calculated by dividing services revenues generated from the pay accounts of our Content & Media or Communications segment, as applicable, for a period (after translation into U.S. Dollars) by the average number of segment pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and end of a period. ARPU may fluctuate significantly from period to period as a result of a variety of factors, including, but not limited to, the extent to which promotional, discounted or retention pricing is used to attract new, or retain existing, paying subscribers; changes in the mix of pay services and the related pricing plans; increases or decreases in the price of our services; the timing of pay accounts being added or removed during a period; and the average foreign currency exchange rate between the U.S. Dollar and the Euro.

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

        Active Accounts.    We monitor the number of active accounts among our membership base. Content & Media segment active accounts are defined as the sum of all pay accounts as of the date presented; the monthly average for the period of all free accounts who have visited our domestic or international online nostalgia websites (excluding The Names Database) at least once during the period; and the monthly average for the period of all online loyalty marketing members who have earned or redeemed points during such period. Communications segment active accounts include all Communications segment pay accounts as of the date presented combined with the number of free Internet access and email accounts that logged on to our services at least once during the preceding 31 days.

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

        The pay accounts and ARPU metrics for our Content & Media segment may fluctuate significantly from period to period due to various factors including, but not limited to, the extent to which discounted pricing is offered in prior and current periods, the percentage of pay accounts being represented by international pay accounts which, on average, have lower-priced subscription plans compared to U.S. pay accounts, and the churn rate.

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Consolidated:
Revenues (in thousands)	$232,601	$193,541	$242,686	$251,725	$249,490
FTD:
Segment revenues (in thousands)	$140,174	$105,046	$152,669	$156,687	$141,116
% of consolidated revenues	60%	54%	63%	62%	57%
Consumer orders (in thousands)	1,612	1,085	1,851	1,813	1,594
Average order value	$60.43	$60.77	$58.76	$59.42	$60.14
Average currency exchange rate: GBP to USD	1.58	1.55	1.49	1.54	1.63
Content & Media:
Segment revenues (in thousands)	$53,253	$49,105	$48,784	$50,502	$60,712
% of consolidated revenues	23%	25%	20%	20%	24%
Pay accounts (in thousands)	4,499	4,795	4,982	4,988	4,886
Segment churn	4.1%	3.5%	3.1%	3.2%	3.8%
ARPU	$2.42	$2.26	$2.22	$2.29	$2.53
Segment active accounts (in millions)	13.7	15.0	16.1	17.5	19.4
Communications:
Segment revenues (in thousands)	$39,708	$40,165	$42,039	$45,241	$48,429
% of consolidated revenues	17%	21%	17%	18%	19%
Pay accounts (in thousands):
Access	732	801	880	967	1,036
Other	288	295	300	306	314

Total pay accounts	1,020	1,096	1,180	1,273	1,350
Segment churn	3.8%	4.0%	4.2%	4.3%	4.4%
ARPU	$9.46	$9.58	$9.57	$9.41	$9.43
Segment active accounts (in millions)	1.8	1.9	2.0	2.1	2.2

Critical Accounting Policies, Estimates and Assumptions

General

        Our discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions for Form 10-K and Article 10 of Regulation S-X issued by the SEC. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates and assumptions. The results of operations for interim or transition periods are not necessarily indicative of the operating results for a full year. Management believes that the following accounting policies, estimates, and assumptions made by management thereunder are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates and assumptions require management's most difficult, subjective or complex judgment and may be based on matters the effect of which are inherently uncertain.

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

        FTD also sells computer systems to its floral network members and recognizes revenue in accordance with Accounting Standards Codification ("ASC") 985, Software. FTD recognizes revenue on hardware which is sold without software at the time of delivery. For hardware sales that include software, revenue is recognized when delivery, installation and customer acceptance have all occurred.

        Services revenues based on enabling the delivery of orders by floral network members are generally recognized in the period in which the orders are delivered. Monthly, recurring fees and other floral network service-based fees are recognized in the period in which the service has been provided.

        Content & Media Segment and Communications Segment Revenue Recognition—Revenues are comprised of services revenues, which are derived primarily from fees charged to pay accounts, and advertising revenues. We apply the provisions of ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, no significant Company obligations remain, and collectibility is reasonably assured.

        Services revenues for our online nostalgia services and Communications services are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. Our pay accounts generally pay in advance for their service by credit card, and revenue is then recognized ratably over the service period. Advance payments from pay accounts are recorded on the consolidated balance sheets as deferred revenue. We offer alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include use of ACH, payment by personal check or money order, or payment through a local telephone company. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

        Advertising revenues from our online nostalgia services and Communications services consist primarily of amounts from our Internet search partner that are generated as a result of users utilizing the search partner's services, amounts generated from display advertisements, and amounts generated from referring members to third-party websites or services. We recognize such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, we ensure that a written contract is in place, such as a standard insertion order or a customer-specific agreement. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of internally-tracked performance data to the contractual performance obligation and, when available, to third-party or customer-provided performance data.

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

        Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. This deferred revenue also represents invoiced services that have not yet been performed.

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

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired. Indefinite-lived intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. We account for goodwill and indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and indefinite-lived intangible assets. ASC 350 prohibits the amortization of goodwill and indefinite-lived intangible assets and requires us to test goodwill and indefinite-lived intangible assets for impairment at least annually at the reporting unit level.

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

        We performed step one of our annual goodwill impairment test in the fourth quarter of 2010 and determined that the fair value of our FTD, Interflora, Classmates Online, MyPoints, and Communications reporting units exceeded their net book values, including goodwill. Accordingly, step two was not required.

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

        The estimated fair values for our FTD, Interflora and MyPoints reporting units were determined using a combination of the income approach and the market approach. The estimated fair values of our Classmates Online and Communications reporting units were determined using the income approach. Under the income approach, a reporting unit's fair value is estimated based on the discounted cash flow method. The discounted cash flow method is dependent upon a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions. Under the market approach, using the guideline company method, a reporting unit's fair value is estimated based on multiples of the cash-free market value of invested capital to revenue and adjusted EBITDA of the guideline companies. Adjusted EBITDA amounts excluded stock-based compensation expense for the reporting units and guideline companies. The revenue and adjusted EBITDA multiples of our reporting units were selected based on a comparison of each reporting unit's operating performance and margins, among other factors, to those of the guideline companies.

        Based on our impairment testing in the fourth quarter of 2010, an increase or decrease of 100 basis points in the discount rate or the terminal growth rate for each of our reporting units would not have resulted in any goodwill impairment. We believe the assumptions and rates used in our impairment assessment are reasonable, but they are judgmental, and variations in any assumptions could result in a materially different calculation of the impairment amount, if any.

Intangible Assets and Other Long-Lived Assets

        We account for identifiable intangible assets and other long-lived assets in accordance with ASC 360, Property, Plant and Equipment, which addresses financial accounting and reporting for the impairment and disposition of identifiable intangible assets and other long-lived assets. Intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. We evaluate the recoverability of identifiable intangible assets and other long-lived assets for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or other personnel, significant negative industry or economic trends, changes in our operating model or strategy, and competitive forces. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Definite-lived intangible assets are amortized on either a straight-line basis or an accelerated basis over their estimated useful lives, ranging from two to ten years. Our identifiable intangible assets were acquired primarily in connection with business combinations. We did not record any impairment charges related to our intangible assets in the year ended December 31, 2010.

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

Member Redemption Liability

        Member redemption liability for online loyalty marketing points represents the estimated costs associated with the obligation of MyPoints to redeem outstanding points accumulated by its online loyalty marketing members as well as those points purchased by its advertisers for use in such advertisers' promotional campaigns, less an allowance for points expected to expire prior to redemption. The estimated cost of points is primarily presented in cost of revenues, except for the portion related to member acquisition activities, internal marketing surveys and other non-revenue generating activities, which are presented in sales and marketing expenses. The member redemption liability is recognized when members earn points, less an allowance for points expected to expire, and is reduced when members redeem accumulated points upon reaching required redemption thresholds or when points expire prior to redemption.

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

        On a monthly basis, MyPoints accounts for and reduces the gross points issued by an estimate of points that will never be redeemed by its members. This reduction is calculated based on an analysis of historical point-earning trends, redemption activities and individual member account activity. MyPoints' historical analysis takes into consideration the total points in members' accounts that have been inactive for six months or longer, less an estimated reactivation rate, plus an estimate of future inactive points. Changes in, among other factors, the net number of points issued, redemption activities and members' activity levels could materially impact the member redemption liability. A 100 basis point increase or decrease in the estimate of points that will never be redeemed would increase or decrease our member redemption liability at December 31, 2010 by approximately $43,000.

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

        The following table sets forth, for the periods presented, a reconciliation of the changes in the member redemption liability (in thousands):

	Year Ended December 31,
	2010	2009
Beginning balance	$25,755	$25,976
Accruals for points earned	19,271	18,684
Reduction for redeemed points	(19,030)	(17,465)
Changes in allowance for points expected to expire and weighted-average cost of points	(1,130)	(1,440)

Ending balance	$24,866	$25,755

Income Taxes

        We account for income taxes under ASC 740, Income Taxes. Under ASC 740, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Under ASC 740, we recognize, in our consolidated financial statements, the impact of our tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions.

Legal Contingencies

        We are currently involved in certain legal proceedings and investigations. We record liabilities related to pending matters when an unfavorable outcome is deemed probable and management can reasonably estimate the amount of loss. We do not record liabilities for a pending matter when there are uncertainties related to assessing either the amount or the probable outcome of the claims asserted in the matter. As additional information becomes available, we continually assess the potential liability related to such pending matter.

Financial Statement Presentation

Revenues

Services Revenues

  FTD

        FTD services revenues consist of fees charged to its floral network members for access to the FTD and Interflora brands and the Mercury Man logo, access to the floral networks, credit card processing services, e-commerce website services, online advertising tools, telephone answering, order taking, order transmission, and clearing-house services.

  Content & Media and Communications

        Content & Media services revenues consist of amounts charged to pay accounts for online nostalgia services. Communications services revenues consist of amounts charged to pay accounts for Internet access, email, web hosting, Internet security, and other services, with substantially all of such revenues associated with Internet access. Our Content & Media and Communications services revenues are primarily dependent on two factors: the average number of pay accounts for a period and the ARPU. In general, we charge our pay accounts in advance of providing a service, which results in the deferral of services revenue to the period in which the services are provided.

Products Revenues

        Products revenues consist of merchandise revenue and related shipping and service fees, less discounts and refunds, for FTD consumer orders as well as revenues generated from sales of containers, software and hardware systems, cut flowers, packaging and promotional products, and a wide variety of other floral-related supplies to floral network members. We do not generate products revenues from our Communications segment and we do not currently generate products revenues from our Content & Media segment.

Advertising Revenues

        We provide advertising opportunities to marketers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities across our various properties. We also offer targeting technologies, website sponsorships and website integrations.

  FTD

        FTD has historically generated advertising revenues primarily from post-transaction sales generated when FTD and Interflora consumers were presented with third-party offers immediately after completing a purchase on the www.ftd.com and www.interflora.co.uk websites. FTD has not had a domestic post-transaction sales agreement since January 2010 and terminated its international post-transaction sales agreement in January 2011.

  Content & Media

        Our online nostalgia services generate advertising revenues primarily from display advertisements. Advertising inventory on our online nostalgia websites includes text and graphic placements on the user home page, profile page, class list page, and most other pages on our websites. We also sell a portion of our advertising inventory through third-party advertising resellers.

        Our online loyalty marketing service revenues are derived from advertising fees, consisting primarily of fees based on performance measures, that are generated when emails are transmitted to members, when members respond to emails, when members complete online transactions, and when members engage in a variety of other online activities including, but not limited to, games, Internet searches and market research surveys.

  Communications

        Our Communications services generate advertising revenues from search placements, display advertisements and online market research associated with our Internet access and email services. Advertising revenues also include intercompany commissions from our Content & Media segment which are included in reported segment results and are eliminated upon consolidation.

Cost of Revenues

FTD

        FTD cost of revenues includes product costs; shipping and delivery costs; costs associated with taking orders; printing and postage costs; costs related to FTD's product quality guarantee; systems installation, training and support costs; data center costs; depreciation of network computers and equipment; license fees; costs related to providing customer support; costs related to customer billing and billing support for floral network members; fees associated with the storage and processing of customer credit cards and associated bank fees; and domain name registration fees.

Content & Media

        Content & Media cost of revenues includes costs of points earned by members of our online loyalty marketing service; data center costs; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; amortization of content purchases; license fees; costs related to providing customer support; costs related to customer billing and billing support for our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; and domain name registration fees.

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

Sales and Marketing

        Sales and marketing expenses include expenses associated with promoting our brands, products and services and with generating advertising revenues. Expenses associated with promoting our brands, products and services include advertising and promotion expenses; fees paid to distribution partners, third-party advertising networks and co-registration partners to acquire new pay and free accounts; personnel and overhead-related expenses for marketing, merchandising, customer service, and sales personnel; and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. We have expended significant amounts on sales and marketing, including branding and customer acquisition campaigns consisting of television, Internet, sponsorships, print, and outdoor advertising, and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote our products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs.

Technology and Development

        Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites, and development of new or improved software and technology, including personnel-related expenses for our technology group in various office locations. Costs incurred by us to manage and monitor our technology and development activities are expensed as incurred. Costs relating to the acquisition and development of internal-use software are capitalized when appropriate and depreciated over their estimated useful lives, generally three years.

General and Administrative

        General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources, facilities, internal audit, investor relations, internal customer support personnel and personnel associated with operating our corporate network systems. In addition, general and administrative expenses include, among other costs, professional fees for legal, accounting and financial services; insurance; occupancy and other overhead-related costs; office relocation costs; non-income taxes; gains and losses on the sale of assets; and expenses incurred as a result of settlements, judgments, fines, penalties, assessment, or other resolutions related to litigation, arbitration, investigations, disputes, or similar matters, or reserves for any of the foregoing. General and administrative expenses also include expenses resulting from actual or potential transactions such as business combinations, mergers, acquisitions, and financing transactions, including expenses for advisors and representatives such as investment bankers, consultants, attorneys, and accounting firms.

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

Other Income (Expense), Net

        Other income (expense), net, generally consists of realized gains and losses recognized in connection with the sale of short-term investments, equity earnings on investments in subsidiaries, and gains and losses on foreign currency exchange rate transactions. Additionally, other income (expense), net, consists of realized and unrealized gains and losses on foreign currency forward contracts and other non-operating income and expenses.

Results of Operations

        The following tables set forth for the periods presented selected historical statements of operations data. The information contained in the tables below should be read in conjunction with Critical Accounting Policies, Estimates and Assumptions, Liquidity and Capital Resources, Contractual Obligations, and Other Commitments included in this Item 7 as well as "Quantitative and Qualitative Disclosures About Market Risk" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. As a result of the FTD acquisition, the results of operations of FTD have been included in the consolidated statements of operations and cash flows from August 26, 2008, the date of acquisition. Combined information for FTD for the full-year ended December 31, 2008 is set forth below under "FTD Segment Results (Actual Results vs. Combined Results Discussion)".

        Consolidated information was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenues	$920,553	$990,132	$669,403
Operating expenses:
Cost of revenues	429,651	417,359	214,887
Sales and marketing	175,865	202,810	172,207
Technology and development	55,381	64,158	56,512
General and administrative	112,041	121,474	92,219
Amortization of intangible assets	32,110	34,844	18,415
Restructuring charges	2,815	3,494	1,692
Impairment of goodwill, intangible assets and long-lived assets	—	—	176,150

Total operating expenses	807,863	844,139	732,082

Operating income (loss)	$112,690	145,993	(62,679)
Interest income	1,673	1,545	4,527
Interest expense	(24,900)	(33,524)	(13,170)
Other income (expense), net	452	4,215	(48)

Income (loss) before income taxes	89,915	118,229	(71,370)
Provision for income taxes	36,228	48,144	23,287

Net income (loss)	$53,687	$70,085	$(94,657)

        Information for our three reportable segments was as follows (in thousands):

	FTD
			Period from August 26, 2008 (date of acquisition) to December 31, 2008	Content & Media			Communications
	Year Ended December 31,
				Year Ended December 31,			Year Ended December 31,
	2010	2009		2010	2009	2008	2010	2009	2008
Revenues:
Services	$119,641	$125,430	$47,277	$134,055	$151,902	$139,386	$135,342	$175,207	$218,414
Products	434,035	414,127	132,983	—	—	—	—	—	—
Advertising	900	6,288	1,705	67,589	84,120	90,849	31,811	36,026	39,024

Total revenues	554,576	545,845	181,965	201,644	236,022	230,235	167,153	211,233	257,438

Operating expenses:
Cost of revenues	343,988	323,581	107,131	35,514	35,014	41,113	39,573	48,671	57,905
Sales and marketing	93,782	89,720	30,640	62,226	74,819	81,818	20,521	39,802	59,445
Technology and development	11,190	11,868	3,677	22,803	25,535	21,969	12,284	18,468	24,036
General and administrative	43,474	43,748	14,055	34,767	39,740	37,986	29,101	32,974	34,927
Restructuring charges	1,574	—	—	(91)	2,121	40	1,332	1,373	1,652
Impairment of goodwill, intangible assets and long-lived assets	—	—	175,867	—	—	—	—	—	283

Total operating expenses	494,008	468,917	331,370	155,219	177,229	182,926	102,811	141,288	178,248

Segment income (loss) from operations	$60,568	$76,928	$(149,405)	$46,425	$58,793	$47,309	$64,342	$69,945	$79,190

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Year Ended December 31,
	2010	2009	2008
Segment revenues:
FTD	$554,576	$545,845	$181,965
Content & Media	201,644	236,022	230,235
Communications	167,153	211,233	257,438
Intersegment eliminations	(2,820)	(2,968)	(235)

Consolidated revenues	$920,553	$990,132	$669,403

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Year Ended December 31,
	2010	2009	2008
Segment operating expenses:
FTD	$494,008	$468,917	$331,370
Content & Media	155,219	177,229	182,926
Communications	102,811	141,288	178,248

Total segment operating expenses	752,038	787,434	692,544
Depreciation	26,412	24,829	21,358
Amortization of intangible assets	32,233	34,844	18,415
Intersegment eliminations	(2,820)	(2,968)	(235)

Consolidated operating expenses	$807,863	$844,139	$732,082

        A reconciliation of segment income (loss) from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income (loss) was as follows for each period presented (in thousands):

	Year Ended December 31,
	2010	2009	2008
Segment income (loss) from operations:
FTD	$60,568	$76,928	$(149,405)
Content & Media	46,425	58,793	47,309
Communications	64,342	69,945	79,190

Total segment income (loss) from operations	171,335	205,666	(22,906)
Depreciation	(26,412)	(24,829)	(21,358)
Amortization of intangible assets	(32,233)	(34,844)	(18,415)

Consolidated operating income (loss)	$112,690	$145,993	$(62,679)

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

        The following table presents our consolidated operating results as a percentage of consolidated revenues for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	46.7	42.2
Sales and marketing	19.1	20.5
Technology and development	6.0	6.5
General and administrative	12.2	12.3
Amortization of intangible assets	3.5	3.5
Restructuring charges	0.3	0.4

Total operating expenses	87.8	85.3

Operating income	12.2	14.7
Interest income	0.2	0.2
Interest expense	(2.7)	(3.4)
Other income, net	—	0.4

Income before income taxes	9.8	11.9
Provision for income taxes	3.9	4.9

Net income	5.8%	7.1%

Consolidated Results

        Revenues.    Consolidated revenues decreased by $69.6 million, or 7%, to $920.6 million for the year ended December 31, 2010, compared to $990.1 million for the year ended December 31, 2009. The decrease was due to a $44.1 million decrease in revenues from our Communications segment and a $34.4 million decrease in revenues from our Content & Media segment, partially offset by an $8.7 million increase in revenues from our FTD segment. Consolidated revenues related to our FTD, Content & Media and Communications segments constituted 60.1%, 21.8% and 18.1%, respectively, of our total segment revenues for the year ended December 31, 2010, compared to 55.0%, 23.8% and 21.3%, respectively, for the year ended December 31, 2009.

        Cost of Revenues.    Consolidated cost of revenues increased by $12.3 million, or 3%, to $429.7 million for the year ended December 31, 2010, compared to $417.4 million for the year ended December 31, 2009. Consolidated cost of revenues as a percentage of consolidated revenues increased to 46.7% for the year ended December 31, 2010, compared to 42.2% for the prior-year period. The increase of $12.3 million was due to a $20.4 million increase in cost of revenues associated with our FTD segment, a $0.8 million increase in depreciation expense and a $0.5 million increase in cost of revenues associated with our Content & Media segment. These increases were partially offset by a $9.1 million decrease in cost of revenues associated with our Communications segment. Cost of revenues related to our FTD, Content & Media and Communications segments constituted 82.1%, 8.5% and 9.4%, respectively, of our total segment cost of revenues for the year ended December 31, 2010, compared to 79.5%, 8.6% and 12.0%, respectively, for the year ended December 31, 2009.

        Sales and Marketing Expenses.    Consolidated sales and marketing expenses decreased by $26.9 million, or 13%, to $175.9 million for the year ended December 31, 2010, compared to $202.8 million for the year ended December 31, 2009. Consolidated sales and marketing expenses as a percentage of consolidated revenues decreased to 19.1% for the year ended December 31, 2010, compared to 20.5% for the prior-year period. The decrease of $26.9 million was due to a $19.3 million decrease in sales and marketing expenses associated with our Communications segment and a $12.6 million decrease in sales and marketing expenses associated with our Content & Media segment. These decreases were partially offset by a $4.1 million increase in sales and marketing expenses associated with our FTD segment and a $0.3 million increase in depreciation expense. Sales and marketing expenses related to our FTD, Content & Media and Communications segments constituted 53.1%, 35.2% and 11.6%, respectively, of total segment sales and marketing expenses for the year ended December 31, 2010, compared to 43.9%, 36.6% and 19.5%, respectively, for the year ended December 31, 2009.

        Technology and Development Expenses.    Consolidated technology and development expenses decreased by $8.8 million, or 14%, to $55.4 million for the year ended December 31, 2010, compared to $64.2 million for the year ended December 31, 2009. Consolidated technology and development expenses as a percentage of consolidated revenues decreased to 6.0% for the year ended December 31, 2010, compared to 6.5% for the prior-year period. The decrease of $8.8 million was primarily related to a $6.2 million decrease in technology and development expenses associated with our Communications segment, a $2.7 million decrease in technology and development expenses associated with our Content & Media segment and a $0.7 million decrease in technology and development expenses associated with our FTD segment. These decreases were partially offset by a $0.8 million increase in depreciation expense. Technology and development expenses related to our FTD, Content & Media and Communications segments constituted 24.2%, 49.3% and 26.5%, respectively, of total segment technology and development expenses for the year ended December 31, 2010, compared to 21.2%, 45.7% and 33.1%, respectively, for the year ended December 31, 2009.

        General and Administrative Expenses.    Consolidated general and administrative expenses decreased by $9.4 million, or 8%, to $112.0 million for the year ended December 31, 2010, compared to $121.5 million for the year ended December 31, 2009. Consolidated general and administrative expenses as a percentage of consolidated revenues decreased slightly to 12.2% for the year ended December 31, 2010, compared to 12.3% for the prior-year period. The decrease of $9.4 million was primarily due to a $5.0 million decrease in general and administrative expenses associated with our Content & Media segment, a $3.9 million decrease in general and administrative expenses associated with our Communications segment, a $0.3 million decrease in general and administrative expenses associated with our FTD segment, and a $0.3 million decrease in depreciation expense. Consolidated general and administrative expenses for the year ended December 31, 2010 included $2.0 million of expenses incurred in the first quarter of the year in connection with a potential transaction that failed to consummate. Such expenses were allocated to the FTD, Content & Media and Communications segments equally and are reflected in the aforementioned financial results. General and administrative expenses related to our FTD, Content & Media and Communications segments constituted 40.5%, 32.4% and 27.1%, respectively, of total segment general and administrative expenses for the year ended December 31, 2010, compared to 37.6%, 34.1% and 28.3%, respectively, for the year ended December 31, 2009.

        Amortization of Intangible Assets.    Consolidated amortization of intangible assets decreased by $2.7 million, or 8%, to $32.1 million for the year ended December 31, 2010, compared to $34.8 million for the year ended December 31, 2009. The decrease was primarily due to certain intangible assets related to our acquisition of Classmates Online, Inc. and its subsidiaries in 2004 becoming fully amortized in 2009 and 2010.

        Restructuring Charges.    Consolidated restructuring charges decreased by $0.7 million, or 19%, to $2.8 million for the year ended December 31, 2010, compared to $3.5 million for the year ended December 31, 2009. In December 2010, our Communications segment recorded restructuring charges of

$1.3 million related to employee termination benefits. In addition, in the year ended December 31, 2010, our FTD segment recorded $1.6 million of restructuring charges primarily related to the closure of certain call center facilities in the U.S. and the U.K. These restructuring charges primarily included lease termination costs and employee termination benefits. In the year ended December 31, 2009, we recorded restructuring charges of $3.5 million associated with a reduction in headcount in our Content & Media and Communications segments.

        Interest Income.    Interest income increased by $0.1 million, or 8%, to $1.7 million for the year ended December 31, 2010, compared to $1.5 million for the year ended December 31, 2009.

        Interest Expense.    Interest expense decreased by $8.6 million, or 26%, to $24.9 million for the year ended December 31, 2010, compared to $33.5 million for the year ended December 31, 2009. The decrease was primarily due to declining debt balances as a result of repayments on our credit facilities.

        Other Income (Expense), Net.    Other income, net, decreased by $3.8 million, or 89%, to $0.5 million for the year ended December 31, 2010, compared to $4.2 million for the year ended December 31, 2009. Other income, net, for the year ended December 31, 2009 included non-operating income related to a non-income tax refund and a favorable legal settlement.

        Provision for Income Taxes.    For the year ended December 31, 2010, we recorded a provision for income taxes of $36.2 million on pre-tax income of $89.9 million, resulting in an effective income tax rate of 40.3%. For the year ended December 31, 2009, we recorded a provision for income taxes of $48.1 on pre-tax income of $118.2 million, resulting in an effective income tax rate of 40.7%. The year-over-year effective income tax rate declined primarily due to the benefit from lower non-deductible stock-based compensation, offset by a year-over-year decrease in discrete income tax benefits.

FTD Segment Results

        The following table presents the FTD segment's operating expenses and income from operations as a percentage of FTD revenues for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	62.0	59.3
Sales and marketing	16.9	16.4
Technology and development	2.0	2.2
General and administrative	7.8	8.0
Restructuring charges	0.3	—

Total operating expenses	89.1	85.9

Segment income from operations	10.9%	14.1%

        FTD Revenues.    FTD revenues increased by $8.7 million, or 2%, to $554.6 million for year ended December 31, 2010, compared to $545.8 million for the year ended December 31, 2009. Excluding the impact of foreign currency exchange rates of $0.6 million due to a weaker British Pound versus the U.S. Dollar, revenues increased by $9.4 million, or 2%, compared to the prior-year period, primarily due to increased consumer order volume. The increase was partially offset by a decrease in advertising revenues generated from post-transaction sales.

        FTD Cost of Revenues.    FTD cost of revenues increased by $20.4 million, or 6%, to $344.0 million for the year ended December 31, 2010, compared to $323.6 million for the year ended December 31, 2009. Excluding the impact of foreign currency exchange rates of $0.3 million, cost of revenues increased by $20.7 million, or 6%, compared to the prior-year period, primarily as a result of an increase in consumer order volume and increased shipping costs. FTD cost of revenues as a percentage of revenues increased to 62.0% for the year ended December 31, 2010, compared to 59.3% for the prior-year period. Cost of revenues as a percentage of revenues was negatively impacted by an increase in the volume and level of discounts on products sold to consumers, increased shipping costs, a shift in the mix of products and services sold, and a decrease in post-transaction sales, which have minimal cost of revenues.

        FTD Sales and Marketing Expenses.    FTD sales and marketing expenses increased by $4.1 million, or 5%, to $93.8 million for the year ended December 31, 2010, compared to $89.7 million for the year ended December 31, 2009. FTD sales and marketing expenses as a percentage of revenues increased to 16.9% for the year ended December 31, 2010, compared to 16.4% for the prior-year period. The increase was primarily due to higher marketing expenditures related to television advertising for the Valentine's Day and U.S. Mother's Day holidays in 2010 and higher customer service costs, partially offset by a decrease in print and other advertising expenses.

        FTD Technology and Development Expenses.    FTD technology and development expenses decreased by $0.7 million, or 6%, to $11.2 million for the year ended December 31, 2010, compared to $11.9 million for the year ended December 31, 2009. FTD technology and development expenses as a percentage of revenues decreased to 2.0% for the year ended December 31, 2010, compared to 2.2% for the prior-year period. The decrease was primarily due to lower web hosting costs.

        FTD General and Administrative Expenses.    FTD general and administrative expenses decreased by $0.3 million, or 1%, to $43.5 million for the year ended December 31, 2010, compared to $43.7 million for the year ended December 31, 2009. FTD general and administrative expenses as a percentage of revenues decreased to 7.8% for the year ended December 31, 2010, compared to 8.0% for the prior-year period. The decrease in general and administrative expenses was largely attributable to decreases in bad debt expense and stock-based compensation. These decreases were partially offset by higher personnel-related costs, a $0.7 million charge related to a potential transaction in the first quarter of 2010 that failed to consummate and a $0.4 million charge, net of an insurance reimbursement, related to the resolution of the investigation of the Attorney General for New York in the third quarter of 2010, as well as an increase in professional fees associated with such matter.

        FTD Restructuring Charges.    FTD recorded restructuring charges of $1.6 million for the year ended December 31, 2010. These charges were primarily related to the closure of certain call center facilities in the U.S. and the U.K. and primarily included lease termination costs and employee termination benefits. There were no restructuring charges for FTD for the year ended December 31, 2009.

Content & Media Segment Results

        The following table presents the Content & Media segment's operating expenses and income from operations as a percentage of Content & Media revenues for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	17.6	14.8
Sales and marketing	30.9	31.7
Technology and development	11.3	10.8
General and administrative	17.2	16.8
Restructuring charges	—	0.9

Total operating expenses	77.0	75.1

Segment income from operations	23.0%	24.9%

        Content & Media Revenues.    Content & Media revenues decreased by $34.4 million, or 15%, to $201.6 million for the year ended December 31, 2010, compared to $236.0 million for the year ended December 31, 2009. The decrease was partially due to a $17.8 million decrease in services revenues. Services revenues decreased, despite a 2% increase in our average number of pay accounts from 4.6 million for the year ended December 31, 2009 to 4.7 million for the year ended December 31, 2010, as a result of a 13% decrease in ARPU from $2.75 for the year ended December 31, 2009 to $2.38 for the year ended December 31, 2010. The decrease in ARPU was primarily attributable to a greater percentage of total pay accounts being represented by domestic discounted pricing plans and lower-priced international subscription plans. At December 31, 2010, the number of pay accounts decreased by 296,000 when compared to September 30, 2010. In addition, Content & Media advertising revenues decreased by $16.5 million for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to minimal revenues generated from post-transaction sales in the year ended December 31, 2010, partially offset by an increase in revenues generated from our online loyalty marketing service.

        Content & Media Cost of Revenues.    Content & Media cost of revenues increased by $0.5 million, or 1%, to $35.5 million for the year ended December 31, 2010, compared to $35.0 million for the year ended December 31, 2009. Content & Media cost of revenues as a percentage of Content & Media revenues increased to 17.6% for the year ended December 31, 2010, compared to 14.8% for the prior-year period. The increase of $0.5 million was primarily due to a $1.5 million increase in the cost of points earned by members of our online loyalty marketing service and a $0.7 million increase in overhead-related costs, partially offset by a $1.3 million decrease in credit card processing fees and a $0.4 million decrease in personnel-related costs. The increase in cost of revenues as a percentage of Content & Media revenues was primarily due to significantly lower revenues from post-transaction sales, which have minimal cost of revenues.

        Content & Media Sales and Marketing Expenses.    Content & Media sales and marketing expenses decreased by $12.6 million, or 17%, to $62.2 million for the year ended December 31, 2010, compared to $74.8 million for the year ended December 31, 2009. Content & Media sales and marketing expenses as a percentage of Content & Media revenues decreased to 30.9% for the year ended December 31, 2010, compared to 31.7% for the prior-year period. The decrease of $12.6 million was largely the result of an $11.8 million decrease in marketing costs to acquire new online nostalgia services members and a

$2.2 million decrease in personnel- and overhead-related costs as a result of reduced headcount, partially offset by a $1.4 million increase in costs to acquire online loyalty marketing members and other sales and marketing costs.

        Content & Media Technology and Development Expenses.    Content & Media technology and development expenses decreased by $2.7 million, or 11%, to $22.8 million for the year ended December 31, 2010, compared to $25.5 million for the year ended December 31, 2009. Content & Media technology and development expenses as a percentage of Content & Media revenues increased to 11.3% for the year ended December 31, 2010, compared to 10.8% for the prior-year period. The $2.7 million decrease was primarily due to a decrease in personnel- and overhead-related costs as a result of reduced headcount.

        Content & Media General and Administrative Expenses.    Content & Media general and administrative expenses decreased by $5.0 million, or 13%, to $34.8 million for the year ended December 31, 2010, compared to $39.7 million for the year ended December 31, 2009. Content & Media general and administrative expenses as a percentage of Content & Media revenues increased to 17.2% for the year ended December 31, 2010, compared to 16.8% for the prior-year period. The decrease of $5.0 million was primarily due to a $7.2 million decrease in personnel- and overhead-related costs and a $0.3 million favorable non-income tax settlement in the third quarter of this year. These items were partially offset by a $0.7 million increase in professional services and consulting fees, $0.7 million of expenses related to a potential transaction in the first quarter of 2010 that failed to consummate, a $0.6 million charge, net of insurance reimbursement, related to the resolution of the investigation of the Attorney General for New York in the third quarter of 2010, and a $0.4 million increase in a reserve for a pending lawsuit.

        Content & Media Restructuring Charges.    Content & Media restructuring charges totaled $(0.1) million for the year ended December 31, 2010, compared to $2.1 million for the year ended December 31, 2009 associated with a reduction in headcount in the fourth quarter of 2009.

Communications Segment Results

        The following table presents the Communications segment's operating expenses and income from operations as a percentage of Communications revenues for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	23.7	23.0
Sales and marketing	12.3	18.8
Technology and development	7.3	8.7
General and administrative	17.4	15.6
Restructuring charges	0.8	0.6

Total operating expenses	61.5	66.9

Segment income from operations	38.5%	33.1%

        Communications Revenues.    Communications revenues decreased by $44.1 million, or 21%, to $167.2 million for the year ended December 31, 2010, compared to $211.2 million for the year ended December 31, 2009. The decrease was primarily due to a $39.9 million decrease in services revenues as a result of a 27% decrease in our average number of dial-up Internet access pay accounts from

1.2 million for the year ended December 31, 2009 to 0.9 million for the year ended December 31, 2010, partially offset by an increase in ARPU from $9.47 for the year ended December 31, 2009 to $9.49 for the year ended December 31, 2010. The decrease in Communications revenues was also due to a $4.2 million decrease in advertising revenues resulting from the decrease in pay accounts and a decrease in search revenues following our transition to a new search provider in the first quarter of 2010. We expect that Communications pay accounts and services revenues will continue to decline.

        Communications Cost of Revenues.    Communications cost of revenues decreased by $9.1 million, or 19%, to $39.6 million for the year ended December 31, 2010, compared to $48.7 million for the year ended December 31, 2009. Communications cost of revenues as a percentage of Communications revenues increased to 23.7% for the year ended December 31, 2010, compared to 23.0% for the prior-year period due to a higher percentage of revenues being generated from our broadband services which have a higher cost of revenues than our dial-up Internet access services. The decrease of $9.1 million was primarily due to a $3.9 million decrease in telecommunications costs associated with our dial-up Internet access services due to a decrease in the number of dial-up Internet access pay accounts and a decrease in hourly usage per pay account and a $3.1 million decrease in customer support and billing-related costs due to a decrease in the number of dial-up Internet access pay accounts. In addition, Communications cost of revenues decreased due to a $0.9 million decrease in personnel-related costs as a result of reduced headcount, a $0.9 million decrease in costs associated with our broadband services and a $0.3 million decrease in costs associated with our web hosting services. We expect cost of revenues as a percentage of revenues to continue to increase as revenues continue to decrease without a corresponding decrease in cost of revenues as a result of a higher percentage of fixed costs as compared to variable costs.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $19.3 million, or 48%, to $20.5 million for the year ended December 31, 2010, compared to $39.8 million for the year ended December 31, 2009. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 12.3% for the year ended December 31, 2010, compared to 18.8% for the prior-year period. The decrease in expenses reflects the Company's decision to reduce sales and marketing expenses. The decrease of $19.3 million was primarily attributable to a $15.1 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services, a $2.1 million decrease in customer service costs related to our dial-up Internet access services, and a $1.8 million decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Communications Technology and Development Expenses.    Communications technology and development expenses decreased by $6.2 million, or 34%, to $12.3 million for the year ended December 31, 2010, compared to $18.5 million for the year ended December 31, 2009. Communications technology and development expenses as a percentage of Communications revenues decreased to 7.3% for the year ended December 31, 2010, compared to 8.7% for the prior-year period. The decrease of $6.2 million was the result of a decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Communications General and Administrative Expenses.    Communications general and administrative expenses decreased by $3.9 million, or 12%, to $29.1 million for the year ended December 31, 2010, compared to $33.0 million for the year ended December 31, 2009. Communications general and administrative expenses as a percentage of Communications revenues increased to 17.4% for the year ended December 31, 2010, compared to 15.6% for the prior-year period. The decrease of $3.9 million was due to a $3.5 million decrease in personnel- and overhead-related costs as a result of reduced headcount, a $0.8 million decrease in professional services and consulting fees and a $0.4 million decrease in bad debt expense. The decrease was partially offset by $0.7 million of expenses related to a potential transaction in the first quarter of 2010 that failed to consummate. The increase as a percentage of revenues was largely attributable to continued declines in revenues due to continuing declines in the number of dial-up Internet access pay accounts.

        Communications Restructuring Charges.    Communications restructuring charges decreased by $41,000, or 3%, to $1.3 million for the year ended December 31, 2010, compared to $1.4 million for the year ended December 31, 2009. Restructuring charges for the year ended December 31, 2010 and 2009 were associated with reductions in headcount. In connection with the reductions in headcount, we eliminated 22 positions and 25 positions in the years ended December 31, 2010 and 2009, respectively.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

        The following table presents our consolidated results of operations as a percentage of consolidated revenues for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	42.2	32.1
Sales and marketing	20.5	25.7
Technology and development	6.5	8.4
General and administrative	12.3	13.8
Amortization of intangible assets	3.5	2.8
Restructuring charges	0.4	0.3
Impairment of goodwill, intangible assets and long-lived assets	—	26.3

Total operating expenses	85.3	109.4

Operating income	14.7	(9.4)
Interest income	0.2	0.7
Interest expense	(3.4)	(2.0)
Other income, net	0.4	—

Income (loss) before income taxes	11.9	(10.7)
Provision for income taxes	4.9	3.5

Net income (loss)	7.1%	(14.1)%

Consolidated Results

        Revenues.    Consolidated revenues increased by $320.7 million, or 48%, to $990.1 million for the year ended December 31, 2009, compared to $669.4 million for the year ended December 31, 2008. The increase of $320.7 million was primarily due to a $363.9 million increase in revenues associated with our FTD segment as a result of including FTD revenues for the entire period for the year ended December 31, 2009 whereas such revenues were included only from August 26, 2008 (date of acquisition) in the prior-year period. The increase was also due to an increase in revenues from our Content & Media segment, partially offset by a decrease in revenues from our Communications segment. Revenues related to our FTD, Content & Media and Communications segments constituted 55.0%, 23.8% and 21.3%, respectively, of our consolidated revenues for the year ended December 31, 2009, compared to 27.2%, 34.4% and 38.4%, respectively, for the year ended December 31, 2008. In January 2010, we terminated our then-existing domestic post-transaction sales agreements. In 2009, these domestic agreements, which have minimal costs of revenues, contributed $5.7 million, or 1%, of our FTD segment revenues and $20.8 million, or 9%, of our Content & Media segment revenues.

        Cost of Revenues.    Consolidated cost of revenues increased by $202.5 million, or 94%, to $417.4 million for the year ended December 31, 2009, compared to $214.9 million for the year ended December 31, 2008. The increase of $202.5 million was primarily due to a $216.5 million increase in cost of revenues associated with our FTD segment as a result of including FTD cost of revenues for the entire period for the year ended December 31, 2009 whereas such costs were included only from August 26, 2008 (date of acquisition) in the prior-year period. The increase was also due to a $1.6 million increase in depreciation expense for the year ended December 31, 2009, compared to the prior-year period. The increase was partially offset by decreases in cost of revenues associated with our Communications and Content & Media segments. Consolidated cost of revenues increased to 42.2% of consolidated revenues for the year ended December 31, 2009, compared to 32.1% for the prior-year period primarily as a result of including FTD for the entire period for the year ended December 31, 2009 since our FTD segment has a higher cost of revenues as a percentage of its revenues compared to the other segments. Cost of revenues related to our FTD, Content & Media and Communications segments constituted 79.5%, 8.6% and 12.0%, respectively, of our total segment cost of revenues for the year ended December 31, 2009, compared to 52.0%, 19.9% and 28.1%, respectively, for the year ended December 31, 2008.

        Sales and Marketing Expenses.    Consolidated sales and marketing expenses increased by $30.6 million, or 18%, to $202.8 million for the year ended December 31, 2009, compared to $172.2 million for the year ended December 31, 2008. The increase of $30.6 million was primarily due to a $59.1 million increase in sales and marketing expenses associated with our FTD segment as a result of including FTD sales and marketing expenses for the entire period for the year ended December 31, 2009 whereas such expenses were included only from August 26, 2008 (date of acquisition) in the prior-year period. The increase was also due to a $0.7 million increase in depreciation expense for the year ended December 31, 2009, compared to the prior-year period. The increase was partially offset by decreases in sales and marketing expenses associated with our Communications and Content & Media segments. Consolidated sales and marketing expenses as a percentage of consolidated revenues decreased to 20.5% for the year ended December 31, 2009, compared to 25.7% for the prior-year period primarily as a result of including FTD for the entire period for the year ended December 31, 2009 since our FTD segment has lower sales and marketing expenses as a percentage of its revenues compared to the other segments. Sales and marketing expenses related to our FTD, Content & Media and Communications segments constituted 43.9%, 36.6% and 19.5%, respectively, of total segment sales and marketing expenses for the year ended December 31, 2009, compared to 17.8%, 47.6% and 34.6%, respectively, for the year ended December 31, 2008.

        Technology and Development Expenses.    Consolidated technology and development expenses increased by $7.6 million, or 14%, to $64.2 million for the year ended December 31, 2009, compared to $56.5 million for the year ended December 31, 2008. The increase of $7.6 million was primarily due to an $8.2 million increase in technology and development expenses associated with our FTD segment as a result of including FTD technology and development expenses for the entire period for the year ended December 31, 2009 whereas such expenses were included only from August 26, 2008 (date of acquisition) in the prior-year period. The increase was also due to an increase in technology and development expenses related to our Content & Media segment and an increase of $1.5 million in depreciation expense, partially offset by a decrease in technology and development expenses in our Communications segment. Consolidated technology and development expenses as a percentage of consolidated revenues decreased to 6.5% for the year ended December 31, 2009, compared to 8.4% for the prior-year period primarily as a result of including FTD for the entire period for the year ended December 31, 2009 since our FTD segment has lower technology and development expenses as a percentage of its revenues compared to the other segments. Technology and development expenses related to our FTD, Content & Media and Communications segments constituted 21.2%, 45.7% and 33.1%, respectively, of total segment technology and development expenses for the year ended

December 31, 2009, compared to 7.4%, 44.2% and 48.4%, respectively, for the year ended December 31, 2008.

        General and Administrative Expenses.    Consolidated general and administrative expenses increased by $29.3 million, or 32%, to $121.5 million, for the year ended December 31, 2009, compared to $92.2 million for the year ended December 31, 2008. The increase of $29.3 million was primarily due to a $29.7 million increase in general and administrative expenses associated with our FTD segment as a result of including FTD general and administrative expenses for the entire period in the year ended December 31, 2009 whereas such expenses were included only from August 26, 2008 (date of acquisition) in the prior-year period and, to a lesser extent, an increase in general and administrative expenses associated with our Content & Media segment. The increase was partially offset by a decrease in general and administrative expenses associated with our Communications segment. Consolidated general and administrative expenses as a percentage of consolidated revenues decreased to 12.3% for the year ended December 31, 2009, compared to 13.8% for the prior-year period primarily as a result of including FTD for the entire period for the year ended December 31, 2009 since our FTD segment has lower general and administrative expenses as a percentage of its revenues compared to the other segments. General and administrative expenses related to our FTD, Content & Media and Communications segments constituted 37.6%, 34.1% and 28.3%, respectively, of total segment general and administrative expenses for the year ended December 31, 2009, compared to 16.2%, 43.7% and 40.2%, respectively, for the year ended December 31, 2008.

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

        Restructuring Charges.    Consolidated restructuring charges increased by $1.8 million, or 107%, to $3.5 million for the year ended December 31, 2009, compared to $1.7 million for the year ended December 31, 2008. Restructuring charges for the year ended December 31, 2009 were primarily associated with a reduction in headcount in the fourth quarter in our Content & Media and Communications segments. We eliminated 71 positions within our Content & Media segment, and 25 positions within our Communications segment. Restructuring charges for the year ended December 31, 2008 were primarily associated with the closure of our Orem, Utah facility and a reduction in headcount in our Communications segment.

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

        Other Income (Expense), net.    Other income, net, increased by $4.3 million to $4.2 million for the year ended December 31, 2009, compared to other expense, net, of $48,000 for the year ended December 31, 2008. Other income for the year ended December 31, 2009 included non-operating income related to a non-income tax refund recovery and a favorable legal settlement.

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

        The Combined Year Ended December 31, 2008 Results set forth below have been included for informational purposes only and do not purport to be indicative of the results of future operations of our FTD segment or the results that would have actually been attained had the FTD acquisition taken place at the beginning of 2008. The Combined Year Ended December 31, 2008 Results should be read in conjunction with the historical consolidated financial statements of FTD Group, Inc. and the related notes to those financial statements. The historical information presented below has been revised to exclude depreciation and amortization from segment operating expenses and reflects certain reclassifications to conform with the Company's financial statement presentation. Historical public filings of FTD Group, Inc. are available at the SEC's website at www.sec.gov.

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

        The following table presents the FTD segment's operating expenses and income (loss) from operations as a percentage of FTD revenues for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008 (Combined)
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	59.3	60.2
Sales and marketing	16.4	16.6
Technology and development	2.2	2.1
General and administrative	8.0	9.0
Impairment of goodwill, intangible assets and long-lived assets	—	28.3

Total operating expenses	85.9	116.1

Segment income (loss) from operations	14.1%	(16.1)%

        FTD Revenues.    FTD revenues decreased by $76.2 million, or 12%, to $545.8 million for the year ended December 31, 2009, compared to $622.0 million for the year ended December 31, 2008. Excluding the foreign currency exchange rate impact of $27.3 million due to a weaker British Pound versus the U.S. Dollar, revenues decreased by $48.9 million, or 8%, compared to the prior-year period, primarily due to reduced consumer order volume and a decrease in sales of products and services to our floral network members. In the fourth quarter of 2009, the FTD segment achieved a year-over-year increase in revenues for the first time since the acquisition.

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

Content & Media Segment Results

        The following table presents the Content & Media segment's operating expenses and income from operations as a percentage of Content & Media revenues for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	14.8	17.9
Sales and marketing	31.7	35.5
Technology and development	10.8	9.5
General and administrative	16.8	16.5
Restructuring charges	0.9	—

Total operating expenses	75.1	79.5

Segment income from operations	24.9%	20.5%

        Content & Media Revenues.    Content & Media revenues increased by $5.8 million, or 3%, to $236.0 million for the year ended December 31, 2009, compared to $230.2 million for the year ended December 31, 2008. The increase in Content & Media revenues was primarily due to a $12.5 million increase in services revenues as a result of a 22% increase in our average number of pay accounts from 3.8 million for the year ended December 31, 2008 to 4.6 million for the year ended December 31, 2009, partially offset by an 11% decrease in ARPU from $3.09 for the year ended December 31, 2008 to $2.75 for the year ended December 31, 2009. The decrease in ARPU was primarily attributable to the increased use of discounted pricing plans offered to certain U.S. pay accounts on a promotional basis and, to a lesser extent, a greater percentage of total pay accounts being represented by international pay accounts which have, on average, lower-priced subscription plans compared to U.S. pay accounts. Although we experienced a net increase in Content & Media pay accounts in the year ended December 31, 2009, this increase was largely due to an increase in our offerings of discounted pricing plans, with a significant number of the new pay accounts generated during the period under this promotional pricing, resulting in a decrease in the churn rate. The increase in Content & Media services revenues was partially offset by a $6.7 million decrease in advertising revenues due to a decrease in revenues generated by our online loyalty marketing service, partially offset by an increase in advertising revenues generated by our online nostalgia services, primarily from post-transaction sales. Due to economic and other factors, we engaged in significant discounting of our pricing plans during the latter half of 2009 which adversely impacted ARPU and resulted in declining services revenues at the end of 2009.

        Content & Media Cost of Revenues.    Content & Media cost of revenues decreased by $6.1 million, or 15%, to $35.0 million for the year ended December 31, 2009, compared to $41.1 million for the year ended December 31, 2008. Content & Media cost of revenues as a percentage of Content & Media revenues decreased to 14.8% for the year ended December 31, 2009, compared to 17.9% for the prior-year period. The decrease of $6.1 million was largely related to a $3.8 million decrease in the cost of points earned by members of our online loyalty marketing service as a result of a decrease in revenues generated by our online loyalty marketing service. The decrease was also due to a $1.4 million decrease in personnel-related expenses associated with our online nostalgia services and a $0.7 million decrease in overhead-related costs. The decrease in cost of revenues as a percentage of Content & Media revenues was mainly due to a greater percentage of revenues having been generated from higher-margin online nostalgia services.

        Content & Media Sales and Marketing Expenses.    Content & Media sales and marketing expenses decreased by $7.0 million, or 9%, to $74.8 million for the year ended December 31, 2009, compared to $81.8 million for the year ended December 31, 2008. Content & Media sales and marketing expenses as a percentage of Content & Media revenues decreased to 31.7% for the year ended December 31, 2009, compared to 35.5% for the prior-year period. The decrease of $7.0 million was largely the result of a $5.8 million decrease in marketing costs related to acquiring new online nostalgia services members and online loyalty marketing members. The decrease was also due to a $1.2 million decrease in personnel-and overhead-related expenses. The decrease in Content & Media sales and marketing expenses as a percentage of Content & Media revenues was mainly due to a reduction in sales commissions as a result of a decline in revenues from our online loyalty marketing service and an increase in revenues from our international online nostalgia services without a corresponding increase in related sales and marketing costs.

        Content & Media Technology and Development Expenses.    Content & Media technology and development expenses increased by $3.6 million, or 16%, to $25.5 million, for the year ended December 31, 2009, compared to $22.0 million for the year ended December 31, 2008. Content & Media technology and development expenses as a percentage of Content & Media revenues increased to 10.8% for the year ended December 31, 2009, compared to 9.5% for the prior-year period. The increase in expenses was primarily due to a $1.8 million increase in overhead-related expenses and a $1.6 million increase in personnel-related expenses.

        Content & Media General and Administrative Expenses.    Content & Media general and administrative expenses increased by $1.8 million, or 5%, to $39.7 million for the year ended December 31, 2009, compared to $38.0 million for the year ended December 31, 2008. Content & Media general and administrative expenses as a percentage of Content & Media revenues increased to 16.8% for the year ended December 31, 2009, compared to 16.5% for the prior-year period. The increase of $1.8 million was primarily due to a $3.3 million non-income tax favorable settlement in 2008, a $2.2 million charge in the quarter ended December 31, 2009 related to a reserve for a pending lawsuit, a $1.0 million increase in professional services and consulting fees and a $0.9 million increase in personnel-related expenses. The increase was partially offset by the expensing of $3.9 million in deferred transaction costs related to the potential initial public offering of Classmates Media Corporation in the year ended December 31, 2008, a $1.5 million decrease in 2009 in recruiting and relocation-related expenses and a $0.4 million decrease in overhead-related expenses.

        Content & Media Restructuring Charges.    Content & Media restructuring charges totaled $2.1 million for the year ended December 31, 2009. Content & Media restructuring charges totaled $40,000 for the year ended December 31, 2008. Restructuring charges for the year ended December 31, 2009 were associated with a reduction in headcount in the fourth quarter of 2009. In connection with this reduction in headcount, we eliminated 71 positions.

Communications Segment Results

        The following table presents the Communications segment's operating expenses and income from operations as a percentage of Communications revenues for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	23.0	22.5
Sales and marketing	18.8	23.1
Technology and development	8.7	9.3
General and administrative	15.6	13.6
Restructuring charges	0.6	0.6
Impairment of goodwill, intangible assets and long lived assets	—	0.1

Total operating expenses	66.9	69.2

Segment income from operations	33.1%	30.8%

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

        Communications Cost of Revenues.    Communications cost of revenues decreased by $9.2 million, or 16%, to $48.7 million for the year ended December 31, 2009, compared to $57.9 million for the year ended December 31, 2008. Communications cost of revenues as a percentage of Communications revenues increased to 23.0% for the year ended December 31, 2009, compared to 22.5% for the prior-year period. The decrease of $9.2 million was largely due to a $6.0 million decrease in telecommunications costs associated with our dial-up Internet access services primarily due to a decrease in the number of pay accounts, a decrease in hourly usage per pay account and lower average hourly telecommunications costs. In addition, Communications cost of revenues decreased as a result of a $2.8 million decrease in customer support- and billing-related costs due to a decrease in the number of dial-up Internet access pay accounts, a $0.7 million decrease in costs associated with our web hosting business primarily as a result of the closure of our Orem, Utah facility in 2008, a $0.6 million decrease in personnel-related costs as a result of reduced headcount and a $0.4 million decrease in costs associated with our VoIP service as a result of our previous decision to exit this business. These decreases were partially offset by a $1.4 million increase in costs associated with our broadband services due to the increase in the number of subscribers to our services.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $19.6 million, or 33%, to $39.8 million for the year ended December 31, 2009, compared to $59.4 million for the year ended December 31, 2008. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 18.8% for the year ended December 31, 2009, compared to 23.1% for the prior-year period. The decrease in expenses reflected the continued decline in dial-up Internet access pay accounts and revenues. The decrease of $19.6 million was attributable to a $15.1 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services and, to a lesser extent, a $6.1 million decrease in personnel- and overhead-related expenses as a result of reduced headcount. The decrease was partially offset by a one-time, out-of-period adjustment of $1.4 million related to marketing expenses.

        Communications Technology and Development Expenses.    Communications technology and development expenses decreased by $5.6 million, or 23%, to $18.5 million for the year ended December 31, 2009, compared to $24.0 million for the year ended December 31, 2008. Communications technology and development expenses as a percentage of Communications revenues decreased to 8.7% for the year ended December 31, 2009, compared to 9.3% for the prior-year period. The decrease in expenses was primarily the result of a $6.9 million decrease in personnel-related expenses as a result of reduced headcount, partially offset by a $1.2 million increase in overhead-related expenses.

        Communications General and Administrative Expenses.    Communications general and administrative expenses decreased by $2.0 million, or 6%, to $33.0 million for the year ended December 31, 2009, compared to $34.9 million for the year ended December 31, 2008. Communications general and administrative expenses as a percentage of Communications revenues increased to 15.6% for the year ended December 31, 2009, compared to 13.6% for the prior-year period. The decrease of $2.0 million was primarily due to a $2.2 million decrease in personnel-related costs as a result of reduced headcount and a $1.3 million decrease in professional services and consulting fees, partially offset by a $0.9 million increase in bad debt expense. The increase as a percentage of revenues was largely attributable to continued declines in revenues as a result of continuing declines in the number of dial-up Internet access pay accounts.

        Communications Restructuring Charges.    Communications restructuring charges decreased by $0.3 million, or 17%, to $1.4 million for the year ended December 31, 2009, compared to $1.7 million for the year ended December 31, 2008. Restructuring charges for the year ended December 31, 2009 were primarily associated with a reduction in headcount in the fourth quarter of 2009. Restructuring charges for the year ended December 31, 2008 were primarily associated with the closure of our Orem, Utah facility and a reduction in headcount.

Liquidity and Capital Resources

        On August 26, 2008, we completed the acquisition of 100% of the capital stock of FTD Group, Inc. We paid a combination of (i) $10.15 in cash and (ii) 0.4087 of a share of United Online, Inc. common stock for each outstanding share of FTD Group, Inc. common stock. The total merger consideration was approximately $307 million in cash and approximately 12.3 million shares of United Online, Inc. common stock, subject to the payment of cash in lieu of fractional shares of United Online, Inc. common stock.

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

        In connection with the closing of the FTD acquisition, all of the approximately $122.1 million of outstanding borrowings under FTD's existing credit facilities were repaid. In addition, FTD, Inc. ("FTDI"), a Delaware corporation and wholly-owned subsidiary of FTD Group, Inc., repurchased approximately $170.0 million aggregate principal amount of its 7.75% Senior Subordinated Notes due 2014 (the "FTDI Notes") tendered pursuant to its offer to repurchase all of the approximately $170.1 million outstanding principal amount of FTDI Notes, which purchased FTDI Notes were then canceled. Substantially concurrently with the closing of the FTD acquisition, we effected a covenant defeasance with respect to the balance of the FTDI Notes pursuant to the terms of the indenture governing the FTDI Notes.

        Our total cash and cash equivalents balance decreased by $15.2 million, or 13.2%, to $100.3 million at December 31, 2010, compared to $115.5 million at December 31, 2009. Our summary cash flows for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$143,803	$163,526	$164,049
Net cash used for investing activities	$(31,756)	$(26,160)	$(258,586)
Net cash provided by (used for) financing activities	$(125,113)	$(128,019)	$51,824

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

        Net cash provided by operating activities decreased by $19.7 million, or 12%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. Net cash provided by operating activities is driven by our net income adjusted for changes in working capital and non-cash items, including, but not limited to, depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, deferred taxes, and tax benefits (shortfalls) from equity awards. Net income, adjusted for non-cash items, decreased by $22.1 million to $148.4 million for the year ended December 31, 2010, compared to the prior-year period. The decrease was offset by a $2.4 million increase in the change in working capital for the year ended December 31, 2010, compared to the prior-year period. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities increased by $5.6 million, or 21%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase was due to $4.7 million in purchases of rights, content and intellectual property related to acquiring new content for our domestic online nostalgia services business and a $1.1 million increase in capital expenditures. We currently anticipate expending between $4 million to $6 million on additional purchases of rights, content and intellectual property in 2011, primarily for the purpose of adding new content.

        Capital expenditures for the year ended December 31, 2010 were $27.3 million. We currently anticipate that our total capital expenditures for 2011 will be in the range of $25 million to $30 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities decreased by $2.9 million, or 2%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. The decrease in net cash used for financing activities was primarily due to a decrease in debt payments of $15.3 million, an increase in proceeds from the exercise of stock options and proceeds from the employee stock purchase plans of $1.5 million, and an increase in excess tax benefits from equity awards of $0.5 million. The decrease was partially offset by an increase in common stock repurchases of $13.7 million, including $11.0 million under our common stock repurchase program, and an increase in the payment of dividends and dividend equivalents of $0.7 million for the year ended December 31, 2010, compared to the prior-year period.

        The payment of dividends and dividend equivalents is a cash outflow from financing activities. In February, April, July and October 2010, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 26, 2010, May 28, 2010, August 31, 2010, and November 30, 2010, respectively, and totaled $9.1 million, $9.4 million, $9.3 million, and $9.2 million, respectively, including dividend equivalents paid on nonvested restricted stock units. In January 2011, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend was February 14, 2011 and the dividend will be paid on February 28, 2011. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors. In accordance with the terms of the FTD Credit Agreement, cash flows at FTD will, in general, not be available to United Online, Inc. or our segments other than the FTD segment.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allowed us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2010. From August 2001 through December 31, 2010, we repurchased a total of $150.2 million of our common stock under the Program and at December 31, 2010, the remaining amount available under the Program was $49.8 million. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units and stock awards we grant to employees. In general, we currently do not collect the applicable required employee withholding taxes from employees upon vesting of restricted stock units and upon the issuance of stock awards. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the years ended December 31, 2010 and 2009 were $9.6 million and $6.8 million, respectively, for which we withheld 1.6 million shares and 1.1 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued. The amount we pay in future years will vary based on our stock price and the number of applicable restricted stock units vesting and stock awards being issued during the year.

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

        Under the terms of the FTD Credit Agreement, there are significant limitations on our ability to use cash flows generated by the FTD segment for the benefit of United Online, Inc. or the Communications and Content & Media segments. The FTD Credit Agreement also includes provisions which may require us to make debt prepayments in the event that we generate excess cash flow, as defined in the FTD Credit Agreement, on an annual basis. The assessments of future excess cash flow for FTD, on a standalone basis, require us to forecast its respective cash flows from operations less certain cash outflows, including, but not limited to, those related to capital expenditures and income taxes. The determination of excess cash flow obligations requires us to make significant estimates regarding our cash flows from operations, capital expenditures, income taxes, and other items. Actual results could differ from our current projections and we could be required to pay materially different amounts under the excess cash flow provisions of the FTD Credit Agreement. The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital as well as the terms at which such capital might be offered to us. With respect to the UOL Credit Agreement, in April 2010, we paid $14.7 million to retire such credit facility. We currently expect to have sufficient liquidity to fulfill our debt service obligations, at least in the next twelve months.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, developing new or enhancing existing services or products, repurchasing our common stock, acquiring other services, businesses or technologies or funding significant capital expenditures and/or purchases of intangible assets, including rights, content and intellectual property, and have a material adverse effect on our business, financial position, results of operations, and cash flows as well as impair our ability to pay future dividends and our ability to service our debt obligations. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or any debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

        Net cash provided by operating activities decreased by $0.5 million, or 0.3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. Net cash provided by operating activities is driven by our net income adjusted for non-cash items, including, but not limited to, depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, deferred taxes, tax benefits from equity awards and changes in operating assets and liabilities. The year ended December 31, 2009 includes the results of FTD, which we acquired in August 2008. Net income, adjusted for non-cash items, increased by $26.2 million, or 19%, to $170.5 million. This increase was offset by a $26.7 million decrease in working capital, primarily related to a decrease in deferred revenue in 2009, compared to the prior-year period, resulting from an increase in the number of pay accounts with discounted promotional pricing plans in our Content & Media segment as well as a reduction in the number of pay accounts with longer-term plans in our Communications segment.

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

        Net cash used for financing activities increased by $179.8 million, or 347.0%, for the year ended December 31, 2009, compared to the year ended December 31, 2008. The increase in net cash used for financing activities was primarily due to $422.0 million in net proceeds from the UOL Credit Agreement and the FTD Credit Agreement received for the year ended December 31, 2008, partially offset by a decrease in payments on term loans of $223.6 million for the year ended December 31, 2009, compared to the year ended December 31, 2008. The increase in net cash used for financing activities was also partially offset by a $16.8 million decrease in the payment of dividends and dividend equivalents resulting from the decrease in our quarterly cash dividend from $0.20 per share of common stock to $0.10 per share of common stock subsequent to the FTD acquisition and a decrease in repurchases of common stock of $2.0 million related to cash paid for employee tax withholding upon vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards.

Contractual Obligations

        Contractual obligations at December 31, 2010 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest	$332,197	$17,809	$92,044	$222,344	$—
Member redemption liability	24,866	19,899	4,967	—	—
Operating leases	41,533	12,636	15,679	8,158	5,060
Services and promotional contracts	6,944	4,930	2,014	—	—
Telecommunications purchases	10,245	6,416	3,829	—	—
Media purchases	50	50	—	—	—
Floral-related purchases	3,542	3,542	—	—	—
Other long-term liabilities	3,372	268	2,090	261	753

Total	$422,749	$65,550	$120,623	$230,763	$5,813

        At December 31, 2010, we had gross unrealized tax benefits of approximately $8.5 million, all of which, if recognized, would have an impact on our effective income tax rate.

        Commitments under letters of credit at December 31, 2010 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years
Letters of credit	$1,594	$1,336	$258

        Letters of credit are maintained pursuant to certain of our lease arrangements. The letters of credit remain in effect at declining levels through the terms of the related leases. In addition, standby letters of credit are maintained by FTD to secure credit card processing activity.

Other Commitments

        In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, sureties and insurance companies, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain of our officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Off-Balance Sheet Arrangements

        At December 31, 2010, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        Business Combinations—In December 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, as codified in ASC 805. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. ASU No. 2010-29 will impact the pro forma disclosures presented in our consolidated financial statements for acquisitions consummated after the effective date.

        Receivables—In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, as codified in ASC 310. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow time to determine what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral in this amendment is effective upon issuance. We are continuing to monitor updates to the troubled debt restructuring guidance and will evaluate the impact on our consolidated financial statements upon the issuance of additional updates.

Inflation

        Inflation did not have a material impact on our consolidated revenues and results of operations during the years ended December 31, 2010, 2009 and 2008, and we do not currently anticipate that inflation will have a material impact on our consolidated revenues and results of operations for the year ending December 31, 2011.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash, cash equivalents, and the outstanding balance of the FTD Credit Agreement. The interest rate set forth in the FTD Credit Agreement for loans made under the revolving credit facility and term loan A facility is either LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 2.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The interest rate set forth in the FTD Credit Agreement for loans made under the term loan B facility is either LIBOR plus 4.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 3.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The FTD Credit Agreement also requires that FTD Group, Inc. maintain one or more interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, or other similar arrangements to manage risks associated with interest rate fluctuations and exposures on its credit facilities with Wells Fargo Bank, National Association. Accordingly, in November 2008, FTD Group, Inc. entered into a three-year interest rate cap instrument based on LIBOR and a $150 million notional amount of our FTD Credit Agreement. At inception and at December 31, 2008, the interest rate cap instrument was designated as a cash flow hedge against expected future cash flows attributable to future LIBOR interest payments on the outstanding borrowings under the FTD Credit Agreement. However, in January 2009, as economic and capital market conditions continued to deteriorate, we determined that prime rate-based borrowings were more attractive than LIBOR-based borrowings. Therefore, in January 2009, the cash flow hedge was, and continues to be, de-designated and accordingly does not currently qualify for hedge accounting treatment. As a result, subsequent fluctuations in the market value of the interest rate cap are recorded in our results of operations. For the year ended December 31, 2010, the amount recorded in our results of operations was immaterial. A 100 basis point increase in interest rates would result in an estimated annual increase in our interest expense related to the outstanding debt under the FTD Credit Agreement of approximately $2.6 million.

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

        Periodically, we enter into foreign currency forward contracts to partially offset the economic effect of fluctuations in the U.S. Dollar against the GBP. These derivatives are intended to minimize the foreign currency exchange rate impact of intercompany dividend payments in British Pounds. We may in the future also use other hedging programs, including derivative financial instruments commonly utilized, if it is determined that such hedging activities are appropriate to reduce risk. At December 31, 2010, we had no foreign currency forward contracts outstanding.

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

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2010, the Company's internal control over financial reporting was effective.

        The Company's internal control over financial reporting at December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is included under the following captions in our definitive proxy statement relating to our 2011 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference: "Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors"; "Executive Compensation and Other Information"; and "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is included under the following captions in our definitive proxy statement relating to our 2011 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference: "Compensation Discussion and Analysis"; "Summary Compensation Table"; "Grants of Plan-Based Awards"; "Outstanding Equity Awards at Fiscal Year-End"; "Option Exercises and Stock Vested"; "Director Summary Compensation Table"; "Compensation Committee Interlocks and Insider Participation"; and "Compensation Committee Report".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is included under the following captions in our definitive proxy statement relating to our 2011 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference: "Equity Compensation Plan Information" and "Ownership of Securities".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is included under the following captions in our definitive proxy statement relating to our 2011 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference: "Board Committees and Meetings" and "Related-Party Transactions".

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is included under the caption "Proposal Two: Ratification of Independent Registered Public Accounting Firm" in our definitive proxy statement relating to our 2011 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference.

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

        The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report on Form 10-K not misleading.

        Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and in the Company's other public filings, which are available without charge through the SEC's website at www.sec.gov.

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

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Form of Indemnification Agreement		10-Q	000-33367	11/10/2008
10.2	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008		10-Q	000-33367	11/10/2008
10.4	2010 Incentive Compensation Plan		10-Q	000-33367	8/6/2010
10.5	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/8/2005

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
10.6

Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan, 2001 Supplemental Stock Incentive Plan and FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008

			10-K	000-33367	2/27/2009
10.7

Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan, 2001 Supplemental Stock Incentive Plan and FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008

			10-K	000-33367	2/27/2009
10.8	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	5/12/2008
10.9	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.10	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—initial grant)	X		000-33367	2/28/2011
10.11	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—annual grant)	X		000-33367	2/28/2011
10.12	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (officers)	X		000-33367	2/28/2011
10.13	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (employees)	X		000-33367	2/28/2011
10.14	Form of Stock Option Agreement for 2010 Incentive Compensation Plan (officers version I)	X		000-33367	2/28/2011
10.15	Form of Stock Option Agreement for 2010 Incentive Compensation Plan (officers version II)	X		000-33367	2/28/2011
10.16	Amended and Restated United Online, Inc. Severance Benefit Plan	X		000-33367	2/28/2011
10.17	Employment Agreement between the Registrant and Mark R. Goldston	X		000-33367	2/28/2011
10.18	Employment Agreement between the Registrant and Paul E. Jordan	X		000-33367	2/28/2011
10.19	Employment Agreement between the Registrant and Frederic A. Randall, Jr.	X		000-33367	2/28/2011

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
10.20	Employment Agreement between the Registrant and Scott H. Ray	X		000-33367	2/28/2011
10.21	Employment Agreement between the Registrant and Robert J. Taragan	X		000-33367	2/28/2011
10.22	Employment Agreement between FTD Group, Inc. and Robert S. Apatoff	X		000-33367	2/28/2011
10.23	Employment Agreement between the Registrant and Charles B. Ammann	X		000-33367	2/28/2011
10.24	Employment Agreement between Memory Lane, Inc. (f/k/a Classmates Online, Inc.) and Harold A. Zeitz	X		000-33367	2/28/2011
10.25	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Mark R. Goldston		8-K	000-33367	12/30/2008
10.26	Restricted Stock Unit Issuance Agreement Amendment Agreement between United Online, Inc. and Mark R. Goldston		8-K	000-33367	12/30/2008
10.27	Restricted Stock Unit Issuance Agreement Amendment Agreement between United Online, Inc. and Scott H. Ray		8-K	000-33367	12/30/2008
10.28	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Frederic A. Randall, Jr.		8-K	000-33367	12/30/2008
10.29	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Paul E. Jordan		10-K	000-33367	2/27/2009
10.30	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Robert J. Taragan		10-K	000-33367	2/27/2009
10.31	United Online, Inc. 2010 Management Bonus Plan		10-Q	000-33367	5/7/2010
10.32	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.33

Credit Agreement, dated as of August 4, 2008, among UNOLA Corp., the financial institutions party thereto from time to time and Wells Fargo Bank, National Association, as sole lead arranger, sole book manager and administrative agent

			8-K/A	000-33367	8/6/2009

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
10.34	Credit Agreement, dated as of August 11, 2008, among United Online, Inc., the lenders party thereto from time to time and Silicon Valley Bank, as administrative agent		8-K/A	000-33367	8/6/2009
21.1	List of Subsidiaries	X		000-33367	2/28/2011
23.1	Consent of Independent Registered Public Accounting Firm	X		000-33367	2/28/2011
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)	X		000-33367	2/28/2011
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/28/2011
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/28/2011
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/28/2011
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/28/2011
101.INS	XBRL Instance Document	X		000-33367	2/28/2011
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	2/28/2011
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	2/28/2011
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	2/28/2011
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	2/28/2011
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	2/28/2011
  (b)
  Exhibits

        The exhibits filed as part of this report are listed in Item 15(a)(3) of this Annual Report on Form 10-K.

  (c)
  Financial Statement Schedules

        The financial statement schedules required by Regulation S-X and Item 8 of this Annual Report on Form 10-K are listed in Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2011.

UNITED ONLINE, INC.
By:	/s/ MARK R. GOLDSTON Mark R. Goldston Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Mark R. Goldston and Scott H. Ray, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ MARK R. GOLDSTON Mark R. Goldston	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer and Director)	February 28, 2011
/s/ SCOTT H. RAY Scott H. Ray	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2011
/s/ NEIL P. EDWARDS Neil P. Edwards	Senior Vice President, Finance, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2011
/s/ JAMES T. ARMSTRONG James T. Armstrong	Director	February 28, 2011
/s/ ROBERT BERGLASS Robert Berglass	Director	February 28, 2011
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	February 28, 2011

Signature	Title	Date

/s/ DENNIS HOLT Dennis Holt	Director	February 28, 2011
/s/ HOWARD G. PHANSTIEL Howard G. Phanstiel	Director	February 28, 2011
/s/ CAROL A. SCOTT Carol A. Scott	Director	February 28, 2011

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

        The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report on Form 10-K not misleading.

        Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and in the Company's other public filings, which are available without charge through the SEC's website at www.sec.gov.

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

			10-K	000-33367	3/1/2007
4.2	Amendment No. 1 to Rights Agreement, dated as of April 29, 2003, between the Registrant and U.S. Stock Transfer Corporation		10-Q	000-33367	5/1/2003
10.1	Form of Indemnification Agreement		10-Q	000-33367	11/10/2008
10.2	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008		10-Q	000-33367	11/10/2008
10.4	2010 Incentive Compensation Plan		10-Q	000-33367	8/6/2010
10.5	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.6

Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan, 2001 Supplemental Stock Incentive Plan and FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008

			10-K	000-33367	2/27/2009
10.7

Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan, 2001 Supplemental Stock Incentive Plan and FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008

			10-K	000-33367	2/27/2009
10.8	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	5/12/2008
10.9	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.10	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—initial grant)	X		000-33367	2/28/2011

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
10.11	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—annual grant)	X		000-33367	2/28/2011
10.12	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (officers)	X		000-33367	2/28/2011
10.13	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (employees)	X		000-33367	2/28/2011
10.14	Form of Stock Option Agreement for 2010 Incentive Compensation Plan (officers version I)	X		000-33367	2/28/2011
10.15	Form of Stock Option Agreement for 2010 Incentive Compensation Plan (officers version II)	X		000-33367	2/28/2011
10.16	Amended and Restated United Online, Inc. Severance Benefit Plan	X		000-33367	2/28/2011
10.17	Employment Agreement between the Registrant and Mark R. Goldston	X		000-33367	2/28/2011
10.18	Employment Agreement between the Registrant and Paul E. Jordan	X		000-33367	2/28/2011
10.19	Employment Agreement between the Registrant and Frederic A. Randall, Jr.	X		000-33367	2/28/2011
10.20	Employment Agreement between the Registrant and Scott H. Ray	X		000-33367	2/28/2011
10.21	Employment Agreement between the Registrant and Robert J. Taragan	X		000-33367	2/28/2011
10.22	Employment Agreement between FTD Group, Inc. and Robert S. Apatoff	X		000-33367	2/28/2011
10.23	Employment Agreement between the Registrant and Charles B. Ammann	X		000-33367	2/28/2011
10.24	Employment Agreement between Memory Lane, Inc. (f/k/a Classmates Online, Inc.) and Harold A. Zeitz	X		000-33367	2/28/2011
10.25	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Mark R. Goldston		8-K	000-33367	12/30/2008
10.26	Restricted Stock Unit Issuance Agreement Amendment Agreement between United Online, Inc. and Mark R. Goldston		8-K	000-33367	12/30/2008

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
10.27	Restricted Stock Unit Issuance Agreement Amendment Agreement between United Online, Inc. and Scott H. Ray		8-K	000-33367	12/30/2008
10.28	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Frederic A. Randall, Jr.		8-K	000-33367	12/30/2008
10.29	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Paul E. Jordan		10-K	000-33367	2/27/2009
10.30	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Robert J. Taragan		10-K	000-33367	2/27/2009
10.31	United Online, Inc. 2010 Management Bonus Plan		10-Q	000-33367	5/7/2010
10.32	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.33

Credit Agreement, dated as of August 4, 2008, among UNOLA Corp., the financial institutions party thereto from time to time and Wells Fargo Bank, National Association, as sole lead arranger, sole book manager and administrative agent

			8-K/A	000-33367	8/6/2009
10.34	Credit Agreement, dated as of August 11, 2008, among United Online, Inc., the lenders party thereto from time to time and Silicon Valley Bank, as administrative agent		8-K/A	000-33367	8/6/2009
21.1	List of Subsidiaries	X		000-33367	2/28/2011
23.1	Consent of Independent Registered Public Accounting Firm	X		000-33367	2/28/2011
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)	X		000-33367	2/28/2011
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/28/2011
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/28/2011
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/28/2011

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/28/2011
101.INS	XBRL Instance Document	X		000-33367	2/28/2011
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	2/28/2011
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	2/28/2011
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	2/28/2011
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	2/28/2011
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	2/28/2011

UNITED ONLINE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of United Online, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of United Online, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
February 25, 2011

UNITED ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$100,264	$115,509
Accounts receivable, net of allowance for doubtful accounts of $10,431 and $8,777 at December 31, 2010 and 2009, respectively	49,797	55,874
Deferred tax assets, net	14,200	15,797
Other current assets	28,494	25,599

Total current assets	192,755	212,779
Property and equipment, net	63,893	63,547
Goodwill	459,409	464,151
Intangible assets, net	262,775	292,520
Other assets	13,326	16,937

Total assets	$992,158	$1,049,934

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$71,659	$71,668
Accrued liabilities	48,881	50,428
Member redemption liability	19,899	20,666
Deferred revenue	71,673	74,294
Current portion of long-term debt	—	24,383

Total current liabilities	212,112	241,439
Member redemption liability	4,967	5,089
Deferred revenue	3,021	3,340
Long-term debt, net of discounts	258,084	304,563
Deferred tax liabilities, net	42,677	44,788
Other liabilities	16,816	18,064

Total liabilities	537,677	617,283

Commitments and contingencies (see Note 14)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 86,745 and 84,958 shares issued and outstanding at December 31, 2010 and 2009, respectively	9	8
Additional paid-in capital	493,387	518,580
Accumulated other comprehensive loss	(33,628)	(26,963)
Accumulated deficit	(5,287)	(58,974)

Total stockholders' equity	454,481	432,651

Total liabilities and stockholders' equity	$992,158	$1,049,934

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Services	$486,518	$576,005	$536,420
Products	434,035	414,127	132,983

Total revenues	920,553	990,132	669,403
Operating expenses:
Cost of revenues—services	101,688	112,491	114,818
Cost of revenues—products	327,963	304,868	100,069
Sales and marketing	175,865	202,810	172,207
Technology and development	55,381	64,158	56,512
General and administrative	112,041	121,474	92,219
Amortization of intangible assets	32,110	34,844	18,415
Restructuring charges	2,815	3,494	1,692
Impairment of goodwill, intangible assets and long-lived assets	—	—	176,150

Total operating expenses	807,863	844,139	732,082

Operating income (loss)	112,690	145,993	(62,679)
Interest income	1,673	1,545	4,527
Interest expense	(24,900)	(33,524)	(13,170)
Other income (expense), net	452	4,215	(48)

Income (loss) before income taxes	89,915	118,229	(71,370)
Provision for income taxes	36,228	48,144	23,287

Net income (loss)	$53,687	$70,085	$(94,657)

Income allocated to participating securities	(3,233)	(4,647)	(3,065)

Net income (loss) applicable to common stockholders	$50,454	$65,438	$(97,722)

Basic net income (loss) per common share	$0.58	$0.78	$(1.33)

Shares used to calculate basic net income (loss) per common share	86,429	83,698	73,236

Diluted net income (loss) per common share	$0.58	$0.78	$(1.33)

Shares used to calculate diluted net income (loss) per common share	87,062	84,386	73,236

Dividends paid per common share	$0.40	$0.40	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$53,687	$70,085	$(94,657)
Change in unrealized loss on short-term investments, net of tax of $0, $0 and $(102) for the years ended December 31, 2010, 2009 and 2008, respectively	—	—	(157)
Foreign currency translation	(6,665)	20,056	(47,044)

Comprehensive income (loss)	$47,022	$90,141	$(141,858)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2008	68,019	$7	$414,841	$182	$(34,402)	$380,628
Exercises of stock options	220	—	1,668	—	—	1,668
Issuance of common stock through employee stock purchase plan	471	—	3,754	—	—	3,754
Vesting of restricted stock units	1,137	—	—	—	—	—
Repurchases of common stock	—	—	(8,841)	—	—	(8,841)
Issuance of common stock in connection with acquisition	12,260	1	126,150	—	—	126,151
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(53,060)	—	—	(53,060)
Change in dividend equivalents payable on restricted stock units	—	—	(385)	—	—	(385)
Stock-based compensation	—	—	36,527	—	—	36,527
Change in unrealized loss on short-term investments, net of tax	—	—	—	(157)	—	(157)
Foreign currency translation	—	—	—	(47,044)	—	(47,044)
Tax shortfalls from equity awards	—	—	(467)	—	—	(467)
Net loss	—	—	—	—	(94,657)	(94,657)

Balance at December 31, 2008	82,107	8	520,187	(47,019)	(129,059)	344,117
Exercises of stock options	120	—	546	—	—	546
Issuance of common stock through employee stock purchase plan	907	—	4,069	—	—	4,069
Vesting of restricted stock units	1,824	—	—	—	—	—
Repurchases of common stock	—	—	(6,842)	—	—	(6,842)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(36,257)	—	—	(36,257)
Change in dividend equivalents payable on restricted stock units	—	—	(207)	—	—	(207)
Stock-based compensation	—	—	40,080	—	—	40,080
Foreign currency translation	—	—	—	20,056	—	20,056
Tax shortfalls from equity awards	—	—	(2,996)	—	—	(2,996)
Net income	—	—	—	—	70,085	70,085

Balance at December 31, 2009	84,958	8	518,580	(26,963)	(58,974)	432,651
Exercises of stock options	528	—	1,698	—	—	1,698
Issuance of common stock through employee stock purchase plans	976	—	4,440	—	—	4,440
Vesting of restricted stock units	2,445	1	(1)	—	—	—
Repurchases of common stock	(2,162)	—	(20,565)	—	—	(20,565)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(36,966)	—	—	(36,966)
Change in dividend equivalents payable on restricted stock units	—	—	138	—	—	138
Stock-based compensation	—	—	27,043	—	—	27,043
Foreign currency translation	—	—	—	(6,665)	—	(6,665)
Tax shortfalls from equity awards	—	—	(980)	—	—	(980)
Net income	—	—	—	—	53,687	53,687

Balance at December 31, 2010	86,745	$9	$493,387	$(33,628)	$(5,287)	$454,481

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$53,687	$70,085	$(94,657)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation and amortization	58,645	59,673	39,773
Stock-based compensation	27,043	40,080	36,527
Provision for doubtful accounts receivable	5,449	6,481	2,322
Impairment of goodwill, intangible assets and long-lived assets	—	—	176,150
Accretion of discounts and amortization of debt issue costs	4,446	6,179	1,470
Deferred taxes, net	77	(8,902)	(16,557)
Tax shortfalls from equity awards	(390)	(2,996)	(467)
Excess tax benefits from equity awards	(1,099)	(584)	(295)
Other	551	474	15
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	286	(3,073)	1,242
Other assets	(871)	9,258	4,194
Accounts payable and accrued liabilities	(82)	(6,496)	(2,688)
Member redemption liability	(890)	(220)	1,415
Deferred revenue	(1,969)	(4,475)	12,201
Other liabilities	(1,080)	(1,958)	3,404

Net cash provided by operating activities	143,803	163,526	164,049

Cash flows from investing activities:
Purchases of property and equipment	(27,269)	(26,196)	(19,886)
Purchases of rights, content and intellectual property	(4,722)	—	—
Purchases of short-term investments	—	—	(120,378)
Proceeds from maturities of short-term investments	—	—	82,765
Proceeds from sales of short-term investments	—	—	106,364
Cash paid for acquisitions, net of cash acquired	—	—	(307,496)
Proceeds from sales of assets, net	235	36	45

Net cash used for investing activities	(31,756)	(26,160)	(258,586)

Cash flows from financing activities:
Proceeds from term loans and revolver	—	—	421,988
Payments on term loans and revolver	(74,819)	(90,119)	(313,718)
Payments on capital leases	—	—	(13)
Payments for debt issue costs	—	—	(249)
Proceeds from exercises of stock options	1,698	546	1,668
Proceeds from employee stock purchase plans	4,440	4,069	3,754
Repurchases of common stock	(20,565)	(6,842)	(8,841)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	(36,966)	(36,257)	(53,060)
Excess tax benefits from equity awards	1,099	584	295

Net cash provided by (used for) financing activities	(125,113)	(128,019)	51,824

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,179)	1,648	(2,280)
Change in cash and cash equivalents	(15,245)	10,995	(44,993)
Cash and cash equivalents, beginning of period	115,509	104,514	149,507

Cash and cash equivalents, end of period	$100,264	$115,509	$104,514

Supplemental disclosure of cash flows:
Cash paid for interest	$20,273	$29,204	$9,587
Cash paid for income taxes	$43,703	$53,228	$36,350
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in dividend equivalents payable on restricted stock units	$(138)	$207	$385
Reduction in goodwill in connection with a release of a portion of the valuation allowance for deferred tax assets	$—	$—	$128
Issuance of common stock in connection with the acquisition of FTD (see Note 12)	$—	$—	$126,151

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. (together with its subsidiaries, "United Online", "UOL" or the "Company") is a leading provider of consumer products and services over the Internet through a number of brands, including FTD, Interflora, Memory Lane, Classmates, StayFriends, NetZero, and MyPoints. On August 26, 2008, the Company completed its acquisition of 100% of the capital stock of FTD Group, Inc. (together with its subsidiaries, "FTD"). The Company reports its business in three reportable segments: FTD, Content & Media and Communications. The Company's FTD segment provides floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services. The Company's Content & Media services are online nostalgia services and online loyalty marketing. Prior to this Annual Report on Form 10-K, the Company's Content & Media segment was referred to as the Classmates Media segment. The Company's primary Communications service is Internet access. On a combined basis, the Company's web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

        The Company's corporate headquarters are located in Woodland Hills, California, and the Company also maintains offices in Fort Lee, New Jersey; Seattle, Washington; San Francisco, California; Schaumburg, Illinois; Downers Grove, Illinois; Sleaford, England; Erlangen, Germany; Berlin, Germany; and Hyderabad, India.

Basis of Presentation

        The Company's consolidated financial statements for the years ended December 31, 2010, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions.

        The most significant areas of the consolidated financial statements that require management judgment include the Company's revenue recognition, allocation of purchase price in business combinations, goodwill and indefinite-lived intangible assets, definite-lived intangible assets and other long-lived assets, member redemption liability, income taxes, and legal contingencies. The accounting policies for these areas are discussed elsewhere in these consolidated financial statements.

        The Company believes that its existing cash and cash equivalents and cash generated from operations will be sufficient to service its debt obligations and fund its working capital requirements, capital expenditures, dividend payments, and other obligations through at least the next twelve months.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        Reclassifications—Certain prior-period amounts have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations or stockholders' equity.

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

        At December 31, 2010 and 2009, the Company's cash and cash equivalents were maintained primarily with major financial institutions and brokerage firms in the United States ("U.S.") and the United Kingdom ("U.K."). Deposits with these institutions and firms generally exceed the amount of insurance provided on such deposits.

        Accounts Receivable, including Financing Receivables—The Company's accounts receivable are derived primarily from revenue earned from advertising customers and floral network members located in the U.S. and the U.K., and pay accounts. The Company extends credit based upon an evaluation of the customer's financial condition and, generally, collateral is not required. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable and, to date, such losses have been within management's expectations.

        The Company evaluates specific accounts receivable where information exists that the customer may have an inability to meet its financial obligations. In these cases, based on the best available facts and circumstances, a specific allowance is recorded for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received that impacts the amount of the allowance. Also, an allowance is established for all customers based on the aging of the receivables. If circumstances change (i.e., higher than expected delinquencies or an unexpected material adverse change in a customer's ability to meet its financial obligations), the estimates of the recoverability of amounts due to the Company are adjusted.

        The Company has financing receivables related to FTD equipment sales. The Company records all financing receivables at fair value and amortizes such receivables to stated value. The Company recognizes interest income as earned. The Company assesses credit quality indicators based on whether financing receivables are current or past due. Financing receivables are placed on nonaccrual status, with interest no longer accruing, when an FTD floral network member ceases to be a member. The Company would not expect to resume the accrual of interest income unless a member became active again and such member's receivable balance was current. A financing receivable is considered to be

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

impaired when the Company determines that it is probable that it will not be able to collect amounts due under the contractual terms. We do not record interest income for impaired receivables. If cash is received, the receivable balance is reduced and related credit allowance adjusted accordingly. Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market.

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

        Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired. Indefinite-lived intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and indefinite-lived intangible assets. ASC 350 prohibits the amortization of goodwill and indefinite-lived intangible assets and requires the Company to test goodwill and indefinite-lived intangible assets for impairment at least annually at the reporting unit level.

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

        Member Redemption Liability—Member redemption liability for online loyalty marketing points represents the estimated costs associated with the obligation of MyPoints to redeem outstanding points accumulated by its online loyalty marketing members as well as those points purchased by its advertisers for use in such advertisers' promotional campaigns, less an allowance for points expected to expire prior to redemption. The estimated cost of points is primarily presented in cost of revenues, except for the portion related to member acquisition activities, internal marketing surveys and other non-revenue generating activities which are presented in sales and marketing expenses. The member redemption liability is recognized when members earn points, less an allowance for points expected to expire, and is reduced when members redeem accumulated points upon reaching required redemption thresholds or when points expire prior to redemption.

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

        Points in active MyPoints accounts do not expire; however, unredeemed points expire after twelve consecutive months of inactivity. For purposes of the member redemption liability, "inactive" means a lack of all of the following: email response; survey completion; profile update; or any point-earning or point-redeeming transaction. The canceling or disabling of inactive accounts would have no impact on

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

the Company's consolidated financial statements, as the Company fully considers MyPoints inactive accounts when establishing the member redemption liability, as discussed above.

        FTD Segment Revenue Recognition—Products revenues and the related cost of revenues are generally recognized when products are delivered to the customers. Shipping and service fees charged to customers are recognized at the time the products revenue is recognized and are included in products revenue. Shipping and delivery costs are included in cost of revenues. FTD's consumer businesses generally recognize revenue on a gross basis because FTD bears the risks and rewards associated with the revenue-generating activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order by the floral network members and third-party suppliers; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing the products and services.

        FTD also sells computer systems to its floral network members and recognizes revenue in accordance with ASC 985, Software. FTD recognizes revenue on hardware which is sold without software at the time of delivery. For hardware sales that include software, revenue is recognized when delivery, installation and customer acceptance have all occurred.

        Services revenues based on enabling the delivery of orders by floral network members are recognized in the period in which the orders are delivered. Monthly fees, recurring fees and other floral network service-based fees are recognized in the period in which the related service has been provided.

        Content & Media Segment and Communications Segment Revenue Recognition—The Company's online nostalgia services revenues and Communications revenues are comprised of services revenues, which are derived primarily from fees charged to pay accounts, and advertising revenues. The Company applies the provisions of ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission ("SEC"). ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, no significant Company obligations remain, and collectibility is reasonably assured.

        Services revenues for the Company's online nostalgia services and for its Communications services are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. The Company's pay accounts generally pay in advance for their services by credit card, and revenue is then recognized ratably over the service period. Advance payments from pay accounts are recorded on the consolidated balance sheets as deferred revenue. The Company offers alternative payment methods to credit cards for certain Communications pay service plans. These alternative payment methods currently include use of automated clearing-house ("ACH"), payment by personal check or money order, or payment through a local telephone company. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is also reasonably assured.

        Advertising revenues from the Company's online nostalgia services and from its Communications services consist primarily of amounts from its Internet search partner that are generated as a result of

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

users utilizing partner Internet search services, amounts generated from display advertisements, and amounts generated from referring members to third-party websites or services. The Company recognizes such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, the Company ensures that a written contract is in place, such as a standard insertion order or a customer-specific agreement. The Company assesses whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of the Company's internally-tracked performance data to the contractual performance obligation and, when available, to third-party or customer-provided performance data.

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

        Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. This deferred revenue also represents invoiced services that have not yet been performed.

        Cost of Revenues—Cost of revenues primarily includes product costs; shipping and delivery costs; costs associated with taking orders; printing and postage costs; costs related to FTD's product quality guarantee; systems installation, training and support costs; costs of points earned by members of the Company's online loyalty marketing service; telecommunications and data center costs; depreciation of network computers and equipment; license fees; costs related to providing customer support; costs related to customer billing and billing support for the Company's pay accounts and floral network members; fees associated with the storage and processing of customer credit cards and associated bank fees; and domain name registration fees.

        Sales and Marketing—Sales and marketing expenses include expenses associated with promoting the Company's brands, products and services and with generating advertising revenues. Expenses associated with promoting the Company's brands, products and services include advertising and promotion expenses; fees paid to distribution partners, third-party advertising networks and co-registration partners to acquire new pay and free accounts; personnel and overhead-related expenses for marketing, merchandising, customer service and sales personnel; and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. The Company has expended significant amounts on sales and marketing, including branding and customer acquisition campaigns consisting of television, Internet, sponsorships, print, and outdoor advertising, and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred. Advertising and promotion

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expenses for the years ended December 31, 2010, 2009 and 2008 were $96.9 million, $120.0 million and $104.5 million, respectively. At December 31, 2010 and 2009, $1.9 million and $3.0 million, respectively, of prepaid advertising and promotion expenses were included in other current assets in the consolidated balance sheets.

        Technology and Development—Technology and development expenses include expenses for product development, maintenance of existing software and technology and the development of new or improved software and technology, including personnel-related expenses for the Company's technology group in various office locations. Costs incurred by the Company to manage and monitor the Company's technology and development activities are expensed as incurred. Costs relating to the acquisition and development of internal-use software are capitalized when appropriate and depreciated over their estimated useful lives, generally three years.

        Software Development Costs—The Company accounts for costs incurred to develop software for internal use in accordance with ASC 350, which requires such costs be capitalized and amortized over the estimated useful life of the software. The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company capitalized costs associated with internal-use software of $9.2 million and $10.6 million in the years ended December 31, 2010 and 2009, respectively, which are being depreciated on a straight-line basis over each project's estimated useful life which is generally three years. Capitalized internal-use software is included in the computer software and equipment category within property and equipment, net, in the consolidated balance sheets.

        Software to be Sold, Leased or Marketed—The Company follows the provisions of ASC 985, which requires that all costs relating to the purchase or internal development and production of computer software products to be sold, leased or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible computer software costs incurred once technological feasibility is established. The Company amortizes these costs using the greater of the straight-line method over a period of three to five years or the revenue method prescribed by ASC 985. At December 31, 2010 and 2009, the net book value of capitalized computer software costs related to the internal development and production of computer software to be sold, leased or otherwise marketed was $9.5 million and $12.0 million, respectively. During the years ended December 31, 2010, 2009 and 2008, the Company amortized and recognized the associated depreciation expense of $7.1 million, $3.7 million and $0.9 million, respectively, related to these capitalized computer software costs.

        General and Administrative—General and administrative expenses include personnel-related expenses for executive, finance, legal, human resources, facilities, internal audit, investor relations, internal customer support personnel, and personnel associated with operating our corporate network

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

systems. In addition, general and administrative expenses include, among other costs, professional fees for legal, accounting and financial services; insurance; occupancy and other overhead-related costs; office relocation costs; non-income taxes; gains and losses on sales of assets; and expenses incurred as a result of settlements, judgments, fines, penalties, assessments, or other resolutions related to litigation, arbitration, investigations, disputes, or similar matters. General and administrative expenses also include expenses resulting from actual or potential transactions such as business combinations, mergers, acquisitions, and financing transactions, including expenses for advisors and representatives such as investment bankers, consultants, attorneys, and accounting firms.

        Stock-Based Compensation—The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including restricted stock units, stock awards, stock options, and employee stock purchases. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The Company values its restricted stock units based on the grant-date closing price of the Company's common stock. The Company uses the Black-Scholes option-pricing model for valuing stock options. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on a straight-line basis in the Company's consolidated statements of operations. ASC 718 also requires forfeitures to be estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. The Company uses the "with and without" approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from share-based payment awards in additional paid-in capital in the consolidated balance sheets if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company accounts for the indirect effects of share-based payment awards on other tax attributes in the consolidated statements of operations.

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

that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In evaluating the Company's ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In accordance with ASC 740, the Company recognizes, in its consolidated financial statements, the impact of the Company's tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.

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

        Legal Contingencies—The Company is currently involved in certain legal proceedings and investigations. The Company records liabilities related to pending matters when an unfavorable outcome is deemed probable and management can reasonably estimate the amount of loss. As additional information becomes available, the Company continually assesses the potential liability related to such pending litigation.

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

Recent Accounting Pronouncements

        Business Combinations—In December 2010, the FASB issued Accounting Standards Updates ("ASU") No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, as codified in ASC 805. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. ASU

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

No. 2010-29 will impact pro forma disclosures presented in the Company's consolidated financial statements for acquisitions consummated after the effective date.

        Receivables—In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, as codified in ASC 310. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow time to determine what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral in this amendment is effective upon issuance. The Company is continuing to monitor updates to the troubled debt restructuring guidance and will evaluate the impact on its consolidated financial statements upon the issuance of additional updates.

2. SEGMENT INFORMATION

        Segment revenues and segment income (loss) from operations were as follows (in thousands):

	Year Ended December 31, 2010
	FTD	Content & Media	Communications	Total
Services	$119,641	$134,055	$135,342	$389,038
Products	434,035	—	—	434,035
Advertising	900	67,589	31,811	100,300

Total segment revenues	$554,576	$201,644	$167,153	$923,373

Segment income from operations	$60,568	$46,425	$64,342	$171,335

	Year Ended December 31, 2009
	FTD	Content & Media	Communications	Total
Services	$125,430	$151,902	$175,207	$452,539
Products	414,127	—	—	414,127
Advertising	6,288	84,120	36,026	126,434

Total segment revenues	$545,845	$236,022	$211,233	$993,100

Segment income from operations	$76,928	$58,793	$69,945	$205,666

	Year Ended December 31, 2008
	FTD	Content & Media	Communications	Total
Services	$47,277	$139,386	$218,414	$405,077
Products	132,983	—	—	132,983
Advertising	1,705	90,849	39,024	131,578

Total segment revenues	$181,965	$230,235	$257,438	$669,638

Segment income (loss) from operations	$(149,405)	$47,309	$79,190	$(22,906)

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Year Ended December 31,
	2010	2009	2008
Segment revenues:
FTD	$554,576	$545,845	$181,965
Content & Media	201,644	236,022	230,235
Communications	167,153	211,233	257,438
Intersegment eliminations	(2,820)	(2,968)	(235)

Consolidated revenues	$920,553	$990,132	$669,403

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Year Ended December 31,
	2010	2009	2008
Segment operating expenses:
FTD	$494,008	$468,917	$331,370
Content & Media	155,219	177,229	182,926
Communications	102,811	141,288	178,248

Total segment operating expenses	752,038	787,434	692,544
Depreciation	26,412	24,829	21,358
Amortization of intangible assets	32,233	34,844	18,415
Intersegment eliminations	(2,820)	(2,968)	(235)

Consolidated operating expenses	$807,863	$844,139	$732,082

        A reconciliation of segment income (loss) from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income (loss), was as follows for each period presented (in thousands):

	Year Ended December 31,
	2010	2009	2008
Segment income (loss) from operations:
FTD	$60,568	$76,928	$(149,405)
Content & Media	46,425	58,793	47,309
Communications	64,342	69,945	79,190

Total segment income (loss) from operations	171,335	205,666	(22,906)
Depreciation	(26,412)	(24,829)	(21,358)
Amortization of intangible assets	(32,233)	(34,844)	(18,415)

Consolidated operating income (loss)	$112,690	$145,993	$(62,679)

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        International revenues are generated by the Company's operations in Europe. International revenues totaled $180.0 million, $171.2 million and $66.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	December 31,
	2010	2009	2008
United States	$68,222	$71,280	$76,436
Europe	8,997	9,204	6,952

Total long-lived assets	$77,219	$80,484	$83,388

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, pursuant to ASC 280, Segment Reporting, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Financing Receivables

        Credit quality of financing receivables at December 31, 2010 was as follows (in thousands):

Current	$16,625
Past due	3,705

Total	$20,330

        A significant majority of the past due financing receivables at December 31, 2010 were 120 days or more past due. Financing receivables on nonaccrual status at December 31, 2010 totaled $4.0 million.

Other Current Assets

        Other current assets consisted of the following (in thousands):

	December 31,
	2010	2009
Prepaid expenses—other	$9,185	$7,785
Floral-related inventories	5,321	4,035
Income taxes receivable	3,962	—
Gift cards related to member redemption liability	2,973	4,017
Prepaid advertising and promotions	1,855	2,994
Prepaid floral catalog expenses	1,305	2,051
Prepaid insurance	1,248	1,282
Other	2,645	3,435

Total	$28,494	$25,599

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Computer software and equipment	$165,178	$159,359
Land and buildings	17,478	17,671
Furniture and fixtures	14,296	16,485

	196,952	193,515
Less: accumulated depreciation and amortization	(133,059)	(129,968)

Total	$63,893	$63,547

        Depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2010, 2009 and 2008 was $26.4 million, $24.8 million and $21.4 million, respectively.

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Employee compensation and related expenses	$23,411	$22,475
Income taxes payable	5,987	8,565
Non-income taxes payable	5,527	5,325
Customer deposits	2,608	3,636
Reserve for pending lawsuit	2,161	2,200
Other	9,187	8,227

Total	$48,881	$50,428

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the years ended December 31, 2009 and 2010 were as follows (in thousands):

	FTD	Content & Media	Communications	Total
Balance at January 1, 2009:
Goodwill (excluding impairment charges)	$441,133	$124,726	$13,227	$579,086
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at January 1, 2009	327,133	124,726	7,489	459,348
Acquisition adjustments(a)	(9,535)	—	—	(9,535)
Foreign currency translation	14,333	5	—	14,338

Balance at December 31, 2009:
Goodwill (excluding impairment charges)	445,931	124,731	13,227	583,889
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at December 31, 2009	331,931	124,731	7,489	464,151
Foreign currency translation	(4,729)	(13)	—	(4,742)

Balance at December 31, 2010:
Goodwill (excluding impairment charges)	441,202	124,718	13,227	579,147
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at December 31, 2010	$327,202	$124,718	$7,489	$459,409

(a)
Represents adjustments to purchase accounting and/or adjustments to acquired deferred tax assets within one year of acquisition.

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	December 31, 2010
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,873	$(91,278)	$9,595
Customer contracts and relationships	111,913	(50,273)	61,640
Trademarks and trade names	182,463	(17,603)	164,860
Software and technology	46,513	(24,527)	21,986
Rights, content and intellectual property	7,735	(3,041)	4,694

Total	$449,497	$(186,722)	$262,775

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

        The Company's acquired trademarks and trade names related to the acquisition by the Company of FTD in August 2008, prior to impairment charges, are indefinite-lived and, accordingly, there is no associated amortization expense or accumulated amortization. At December 31, 2010 and 2009, the FTD trademarks and trade names after impairment and foreign currency translation adjustments totaled $156.7 million and $158.2 million, respectively.

        Amortization expense related to intangible assets for the years ended December 31, 2010, 2009 and 2008 was $32.2 million, $34.8 million and $18.4 million, respectively.

        Estimated future intangible asset amortization expense at December 31, 2010 was as follows (in thousands):

		Year Ending December 31,
	Total	2011	2012	2013	2014	2015	Thereafter
Estimated amortization of intangible assets	$106,099	$31,082	$30,056	$27,321	$15,236	$1,071	$1,333

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

interest rate depending on FTD's leverage ratio. The interest rate set forth in the FTD Credit Agreement for loans made under the term loan B facility is either the prime rate plus 3.50% per annum, or LIBOR plus 4.50% per annum (with a LIBOR floor of 3.00%), in each case, with a step-down in the interest rate depending on FTD's leverage ratio. In addition, there is a commitment fee equal to 0.50% per annum (with step-downs in the commitment fee depending on FTD's leverage ratio) on the unused portion of the revolving credit facility. The FTD Credit Agreement is guaranteed by UNOL Intermediate, Inc. and substantially all of the domestic subsidiaries of FTD Group, Inc. and is secured by substantially all of the assets of FTD Group, Inc. and such subsidiaries, including a pledge of all of the outstanding capital stock owned by FTD Group, Inc. and such guarantors (provided that no more than 66% of the capital stock of any foreign subsidiary is pledged or otherwise secures the FTD Credit Agreement). On the date of the FTD acquisition, term loan A and term loan B under the FTD Credit Agreement were funded and FTD Group, Inc. and such guarantors undertook UNOLA Corp.'s obligations under the FTD Credit Agreement. The FTD Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants that, among other things, require FTD not to exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio and imposes restrictions and limitations on, among other things, capital expenditures, investments, dividends, asset sales, and the incurrence of additional debt and liens. Impairment charges recorded by the Company do not impact covenants contained in the FTD Credit Agreement.

        The changes in the Company's debt balances, net of discounts, for the years ended December 31, 2009 and 2010 were as follows (in thousands):

	Balance at January 1, 2009	Repayments of Debt	Accretion of Discounts	Balance at December 31, 2009
UOL Credit Agreement	$54,859	$(31,431)	$955	$24,383
FTD Credit Agreement, term loan A	71,812	(12,872)	839	59,779
FTD Credit Agreement, term loan B	286,806	(45,816)	3,794	244,784
FTD Credit Agreement, revolving credit facility	—	—	—	—

Total	$413,477	$(90,119)	$5,588	$328,946

	Balance at January 1, 2010	Repayments of Debt	Accretion of Discounts	Balance at December 31, 2010
UOL Credit Agreement	$24,383	$(24,819)	$436	$—
FTD Credit Agreement, term loan A	59,779	(10,933)	600	49,446
FTD Credit Agreement, term loan B	244,784	(39,067)	2,921	208,638
FTD Credit Agreement, revolving credit facility	—	—	—	—

Total	$328,946	$(74,819)	$3,957	$258,084

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. CREDIT AGREEMENTS (Continued)

        Future minimum principal payments based upon scheduled mandatory debt payments under the FTD Credit Agreement, excluding required prepayments based on excess cash flows, were as follows at December 31, 2010 (in thousands):

		Year Ending December 31,
	Total Gross Debt
		2011	2012	2013	2014
FTD Credit Agreement, term loan A	$50,258	$—	$7,120	$43,138	$—
FTD Credit Agreement, term loan B	214,367	—	2,216	2,216	209,935

Total	$264,625	$—	$9,336	$45,354	$209,935

        At December 31, 2010, the borrowing capacity under the FTD revolving credit facility, which was reduced by $1.1 million in outstanding standby letters of credit, was $48.9 million.

        At December 31, 2010, the interest rate on the FTD Credit Agreement term loan A was 5.75% and the interest rate on the FTD Credit Agreement term loan B was 6.75%.

        Subject to certain exceptions, FTD Group, Inc. is required to make annual prepayments of a portion of the term loans under the FTD Credit Agreement based on excess cash flow as defined in the FTD Credit Agreement. Based on the Company's current projections, under the provisions of the credit facilities, the Company does not expect to make excess cash flow debt prepayments in the next twelve months.

        Under the terms of the FTD Credit Agreement, FTD Group, Inc. is significantly restricted from making dividend payments, loans or advances to United Online, Inc. and its subsidiaries. These restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD exceeding 25% of the consolidated net assets of the Company. FTD's restricted net assets at December 31, 2010 and 2009 were $256.4 million and $250.5 million, respectively.

6. FAIR VALUE MEASUREMENTS

        The provisions of ASC 820, Fair Value Measurements and Disclosures, related to nonfinancial assets and liabilities became effective for the Company on January 1, 2009, and did not have a material impact on the Company's consolidated financial statements.

        ASC 820 establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents information about assets at December 31, 2010 that are required to be measured at fair value on a recurring basis (in thousands):

Description	Level 1 Fair Value
Money market funds	$67,150

        The Company estimated the fair value of its long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile. In

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

determining the market interest yield curve, the Company considered, among other factors, its estimate of its credit rating. The Company estimated its credit rating as BBB/BB+ for the long-term debt associated with the FTD Credit Agreement, resulting in a discount rate of 5%. The table below summarizes the fair value estimates for long-term debt, net of discounts, including the current portion, at December 31, 2010, as defined by ASC 825, Disclosures about Fair Value of Financial Instruments (in thousands):

	Carrying Amount	Estimated Fair Value
Long-term debt, net of discounts	$258,084	$284,682

7. STOCKHOLDERS' EQUITY

Stockholder Rights Plan

        On November 15, 2001, United Online, Inc.'s Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of the Company's common stock. The dividend was paid on November 26, 2001 to the stockholders of record at the close of business on that date. Each right entitles the registered holder to purchase from the Company one unit consisting of one one-thousandth of a share of its Series A junior participating preferred stock at a price of $25 per unit. On April 29, 2003, the Board of Directors voted to amend the purchase price per unit from $25 to $140. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer which would result in a person or group owning 15% or more of the Company's common stock. The Company generally will be entitled to redeem the rights at $0.0007 per right at any time until 10 days after a public announcement that a 15% position in the Company's common stock has been acquired or that a tender or exchange offer which would result in a person or group owning 15% or more of the Company's common stock has commenced. In February 2011, the Board of Directors voted to accelerate the expiration date of the stockholder rights plan described above to February 28, 2011. Accordingly, on February 28, 2011, such stockholder rights plan shall expire.

Preferred Stock

        The Company has 5.0 million shares of preferred stock authorized with a par value of $0.0001, of which 300,000 shares are designated as Series A junior participating preferred stock. At December 31, 2010 and 2009, the Company had no preferred shares issued or outstanding.

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allowed the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2010. The Company repurchased 2.2 million shares of common stock under the Program for $11.0 million in the year ended December 31, 2010. From August 2001 through December 31, 2010, the Company had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY (Continued)

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay applicable required employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units or issuance of stock awards, the Company currently does not collect the applicable required employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the years ended December 31, 2010, 2009 and 2008 were $9.6 million, $6.8 million and $8.8 million, respectively, for which the Company withheld 1.6 million, 1.1 million and 0.8 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued. For information regarding the common stock repurchases consummated during the year ended December 31, 2010, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," which appears elsewhere in this Annual Report on Form 10-K.

Dividends

        Dividends are paid on shares of common stock outstanding as of the record date. In addition, dividend equivalents are generally paid on nonvested restricted stock units as of the record date.

        In January, April and July 2008, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.20 per share of common stock. The dividends were paid on February 29, 2008, May 30, 2008, and August 29, 2008 and totaled $14.6 million, $14.9 million, and $14.9 million, respectively, including dividend equivalents paid on nonvested restricted stock units. Following the closing of the FTD acquisition, the Board of Directors decreased the cash dividend from $0.20 per share of common stock to $0.10 per share of common stock. In October 2008, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The dividend was paid on November 28, 2008 and totaled $8.7 million.

        In January, April, July, and October 2009, the Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 27, 2009, May 29, 2009, August 31, 2009, and November 30, 2009 and totaled $8.8 million, $9.1 million, $9.2 million, and $9.1 million, respectively, including dividend equivalents paid on nonvested restricted stock units.

        In February, April, July, and October 2010, the Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 26, 2010, May 28, 2010, August 31, 2010, and November 30, 2010 and totaled $9.1 million, $9.4 million, $9.3 million, and $9.2 million, respectively, including dividend equivalents paid on nonvested restricted stock units.

        In January 2011, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date was February 14, 2011 and the dividend will be paid on February 28, 2011.

        The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of the Company's financial performance and other factors. Dividends are declared and paid out of the Company's surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY (Continued)

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) was as follows (in thousands):

	Change in Unrealized Loss on Short-Term Investments, Net of Tax	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2008	$157	$25	$182
Current period change	(157)	(47,044)	(47,201)

Balance at December 31, 2008	—	(47,019)	(47,019)
Current period change	—	20,056	20,056

Balance at December 31, 2009	—	(26,963)	(26,963)
Current period change	—	(6,665)	(6,665)

Balance at December 31, 2010	$—	$(33,628)	$(33,628)

8. STOCK-BASED COMPENSATION PLANS

        The Company has one active equity plan, the 2010 Incentive Compensation Plan (the "Plan"), under which, in general, the Company is authorized to grant restricted stock units, stock awards and stock options.

        Restricted stock units granted to employees generally vest over a one- to four-year period under a variety of vesting schedules and are canceled upon termination of employment. Restricted stock units granted to non-employee members of United Online, Inc.'s Board of Directors generally vest annually over a one-year period.

        Stock options granted to employees generally vest over a three- or four-year period under a variety of vesting schedules and are canceled upon termination of employment. Stock option grants expire after ten years unless canceled earlier due to termination of employment.

        Upon the exercise of a stock option award, the vesting of a restricted stock unit or the award of common stock or restricted stock, shares of common stock are issued from authorized but unissued shares. Pursuant to the Plan, each restricted stock unit and stock award granted decreases shares available for grant by 2.5 shares and cancellations of such shares increases the shares available for grant by 2.5 shares.

        At December 31, 2010, there were 18.0 million aggregate shares reserved for issuance and 17.9 million shares available for grant under the Plan.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following captions within the consolidated statements of operations for each of the periods presented (in thousands):

	Year Ended December 31,
	2010	2009	2008
Operating expenses:
Cost of revenues-services	$502	$943	$1,049
Cost of revenues-products	41	43	—
Sales and marketing	3,957	5,472	7,250
Technology and development	3,109	4,856	6,410
General and administrative	19,434	28,766	21,818

Total stock-based compensation	$27,043	$40,080	$36,527

Tax benefit recognized	$5,262	$7,890	$8,952

Restricted Stock Units

        The following table summarizes activity for restricted stock units during the years ended December 31, 2008, 2009 and 2010:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
	(in thousands)
Nonvested at January 1, 2008	4,978	$12.65
Granted	4,639	$10.18
Vested	(1,942)	$12.49
Canceled	(760)	$12.44

Nonvested at December 31, 2008	6,915	$11.49
Granted	3,356	$6.09
Vested	(2,890)	$10.72
Canceled	(500)	$9.86

Nonvested at December 31, 2009	6,881	$8.84
Granted	3,245	$6.08
Vested	(4,011)	$7.83
Canceled	(578)	$7.19

Nonvested at December 31, 2010	5,537	$8.13

        At December 31, 2010, the intrinsic value of nonvested restricted stock units was approximately $36.5 million. The fair value of restricted stock units that vested during the year ended December 31, 2010 was approximately $24.7 million. Total unrecognized compensation cost related to nonvested restricted stock units at December 31, 2010, net of expected forfeitures, was approximately $21.7 million and was expected to be recognized over a weighted-average period of one year.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

        At December 31, 2009, the intrinsic value of nonvested restricted stock units was approximately $49.5 million. The fair value of restricted stock units that vested during the year ended December 31, 2009 was approximately $18.5 million. Total unrecognized compensation cost related to nonvested restricted stock units at December 31, 2009, net of expected forfeitures, was approximately $35.6 million and was expected to be recognized over a weighted-average period of one year.

Recent Awards

        Effective February 15, 2011, the Secondary Compensation Committee of the Board of Directors of United Online, Inc. approved grants of 1.3 million restricted stock units with a grant-date fair value equal to $9.3 million to certain of the Company's non-executive officer employees. The restricted stock units will vest as to twenty-five percent of the total number of shares awarded annually over a four-year period beginning February 15, 2011.

Stock Option Exchange Program for Three Executive Officers

        In March 2009, the Compensation Committee implemented a stock option exchange program pursuant to which three executive officers were given the opportunity to exchange certain "out-of-the-money," or "underwater," stock options previously granted to them under the Company's 2001 Stock Incentive Plan, for an award of restricted stock units pursuant to which the executive officers were entitled to receive one share of common stock of United Online, Inc. for each restricted stock unit that is granted under the award on the date that each such unit vests in accordance with its terms and the designated vesting schedule.

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

        The restricted stock units vested in quarterly increments over the two-year period measured from February 15, 2009. Upon vesting, the Company issued shares of common stock corresponding to the number of vested restricted stock units awarded to the officer, less the number of shares having an aggregate value equal to the Company's statutory withholding obligations with respect to applicable employee withholding taxes (all as consistent with the Company's current practices with respect to restricted stock units). The grant-date fair value of the 0.6 million restricted stock units totaled $2.5 million.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

Stock Options

        The following table summarizes stock option activity during the years ended December 31, 2008, 2009 and 2010:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2008	5,263	$12.83
Exercised	(220)	$7.57
Canceled	(139)	$12.53

Outstanding at December 31, 2008	4,904	$13.08
Exercised	(121)	$4.53
Canceled	(2,348)	$13.36

Outstanding at December 31, 2009	2,435	$7.88
Exercised	(528)	$3.21
Canceled	(193)	$12.30

Outstanding at December 31, 2010	1,714	$8.82	2.3	$895

Exercisable at December 31, 2010	1,714	$8.82	2.3	$895

        There was no unrecognized compensation cost related to nonvested stock options at December 31, 2010.

        The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $2.0 million, $0.3 million, and $0.7 million, respectively. Cash received from the exercise of stock options was $1.7 million, $0.5 million and $1.7 million, respectively, for the years ended December 31, 2010, 2009 and 2008. Tax benefits realized from stock options exercised in the years ended December 31, 2010, 2009 and 2008 were approximately $0.8 million, $0.1 million and $0.2 million, respectively.

Recent Awards

        Effective February 15, 2011, the Compensation Committee of the Board of Directors of United Online, Inc. (the "Compensation Committee") approved grants of 2.4 million stock options with a grant-date fair value equal to $4.7 million to certain members of the Company's senior management. Each stock option entitles the recipient to receive one share of United Online Inc.'s common stock upon exercise of the vested award. The stock options will vest as to one-third of the total number of options awarded annually over a three-year period beginning February 15, 2011.

Employee Stock Purchase Plans

        The Company's 2001 Employee Stock Purchase Plan had 9.7 million shares of the Company's common stock reserved for issuance at December 31, 2010. At December 31, 2010, 3.6 million shares were available for issuance. The 2001 Employee Stock Purchase Plan will expire in 2011 following the completion of the final purchase thereunder.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

        In 2010, the Company adopted the 2010 Employee Stock Purchase Plan to replace the 2001 Employee Stock Purchase Plan. The 2010 Employee Stock Purchase Plan had 4.5 million shares of the Company's common stock reserved and available for issuance at December 31, 2010.

        Under the employee stock purchase plans, each eligible employee may authorize payroll deductions of up to 15% of his or her compensation to purchase shares of common stock on two purchase dates each year at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of the Company's common stock on the employee's entry date into the two-year offering period in which the purchase date occurs or (ii) the closing market price per share of the Company's common stock on the purchase date. Each offering period has a 24-month duration and purchase intervals of six months.

        The fair value of employee stock purchase plan shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	0.7%	0.8%	2.4%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Dividend yield	7.3%	6.9%	6.3%
Volatility	57.6%	58.5%	43.8%

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

        For the years ended December 31, 2010, 2009 and 2008, the Company recognized $1.4 million, $2.8 million and $1.1 million, respectively, of stock-based compensation related to the employee stock purchase plans. Total unrecognized compensation cost related to the employee stock purchase plans at December 31, 2010 was approximately $0.6 million and was expected to be recognized over a weighted-average period of 0.6 years.

9. INCOME TAXES

        Income (loss) before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$63,059	$94,973	$(60,061)
Foreign	26,856	23,256	(11,309)

Income (loss) before income taxes	$89,915	$118,229	$(71,370)

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The provision for income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$25,144	$41,987	$37,784
State	2,743	6,617	4,513
Foreign	8,264	8,442	(2,453)

	36,151	57,046	39,844

Deferred:
Federal	2,530	(5,822)	(15,359)
State	(981)	(1,533)	(9)
Foreign	(1,472)	(1,547)	(1,189)

	77	(8,902)	(16,557)

Provision for income taxes	$36,228	$48,144	$23,287

        The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate (in thousands):

	Year Ended December 31,
	2010	2009	2008
Federal taxes at statutory rate of 35%	$31,470	$41,380	$(24,980)
State taxes, net	2,846	3,493	912
Nondeductible executive compensation	3,873	6,377	4,743
Goodwill impairment	—	—	39,900
Effects of foreign income	(3,321)	(2,706)	(104)
Foreign distribution	9,636	8,127	828
Foreign tax credit	(6,807)	(5,871)	(294)
Changes in uncertain tax positions	(1,448)	(2,669)	1,942
Benefits of tax exempt income	—	—	(726)
Other differences, net	(21)	13	1,066

Provision for income taxes	$36,228	$48,144	$23,287

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss and foreign tax credit carryforwards	$54,051	$58,227
Stock-based compensation	3,156	4,949
Other, net	11,447	13,356

Total gross deferred tax assets	68,654	76,532
Less: valuation allowance	(7,510)	(6,541)

Total deferred tax assets after valuation allowance	61,144	69,991

Deferred tax liabilities:
Amortization of acquired intangible assets	(87,954)	(94,905)
Depreciation and amortization	(1,667)	(4,077)

Total deferred tax liabilities	(89,621)	(98,982)

Net deferred tax liabilities	$(28,477)	$(28,991)

	December 31,
	2010	2009
Current portion of deferred tax assets, net	$14,200	$15,797
Long-term portion of deferred tax liabilities, net	(42,677)	(44,788)

Net deferred tax liabilities	$(28,477)	$(28,991)

        The Company had a valuation allowance of $7.5 million and $6.5 million at December 31, 2010 and 2009, respectively, to reduce deferred tax assets to an amount that is more likely than not to be realized in future periods. The valuation allowance relates primarily to foreign net operating losses and foreign tax credits.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        At December 31, 2010 and 2009, the Company had gross unrecognized tax benefits of $8.5 million and $9.7 million, respectively, all of which, if recognized, would have an impact on the Company's effective income tax rate. The changes in gross unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 were as follows, excluding interest and penalties (in thousands):

Balance at January 1, 2008	$10,301
Additions due to FTD acquisition	1,508
Additions related to current year positions	72
Reductions due to lapse of statute of limitations	(1,142)
Additions related to prior year positions	1,068

Balance at December 31, 2008	11,807
Lapse of statute of limitations	(3,354)
Additions related to prior year positions	1,276

Balance at December 31, 2009	9,729
Lapse of statute of limitations	(2,417)
Additions related to current year positions	743
Additions related to prior year positions	475

Balance at December 31, 2010	$8,530

        During the year ending December 31, 2011, $3.1 million of gross unrecognized tax benefits will lapse due to the statute of limitations expiring and the Company does not anticipate a material increase in gross unrecognized tax benefits during this period. However, the Company is currently under audit by certain taxing jurisdictions in the U.S. Some audits may conclude in the next twelve months and any unrecognized tax benefits we have recorded in relation to the audits may differ from actual settlement amounts. It is not possible to estimate the effect, if any, of any such settlements. The Company files income tax returns in the U.S., various state and local jurisdictions, the U.K., and in certain other foreign jurisdictions. With few exceptions, the Company is not subject to federal, foreign, state or local examination for years prior to fiscal 2006.

        The Company had $3.2 million and $3.0 million accrued for interest and penalties relating to uncertain tax positions at December 31, 2010 and 2009, respectively, all of which is included in income taxes payable. The Company recognized net interest and penalties totaling $0.1 million, $(0.7) million and $2.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        At December 31, 2010, U.S. income taxes have not been provided on $4.3 million of undistributable earnings of the Company's India subsidiary because such earnings have been permanently reinvested in foreign operations. The determination of taxes associated with the undistributed earnings is not practicable.

        For the years ended December 31, 2010, 2009 and 2008, income tax shortfalls, net, attributable to equity-based compensation that were allocated to stockholders' equity amounted to $1.0 million, $3.0 million and $0.5 million, respectively.

        At December 31, 2010, the Company had federal, state and foreign net operating loss carryforwards of $125.0 million, $42.4 million and $7.3 million, respectively. The federal and state net operating loss carryforwards will begin and have begun to expire in 2018 and 2009, respectively, and the

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

foreign net operating loss carryforwards have an indefinite life. With respect to the state net operating loss carryforwards, certain amounts will be further reduced pursuant to the state allocation and apportionment laws. These carryforwards have been adjusted to reflect the Company's estimate of limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

10. NET INCOME (LOSS) PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income (loss)	$53,687	$70,085	$(94,657)
Income allocated to participating securities	(3,233)	(4,647)	(3,065)

Net income (loss) applicable to common stockholders	$50,454	$65,438	$(97,722)

Denominator:
Weighted-average common shares	86,429	83,698	73,261
Less: weighted-average common shares subject to repurchase rights	—	—	(25)

Shares used to calculate basic net income (loss) per common share	86,429	83,698	73,236

Add: Dilutive effect of non-participating securities	633	688	—

Shares used to calculate diluted net income (loss) per common share	87,062	84,386	73,236

Basic net income (loss) per common share	$0.58	$0.78	$(1.33)

Diluted net income (loss) per common share	$0.58	$0.78	$(1.33)

        The diluted net income (loss) per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the years ended December 31, 2010, 2009 and 2008 were 2.5 million, 5.2 million and 7.1 million, respectively.

11. RESTRUCTURING CHARGES

        In the year ended December 31, 2010, the Company recorded restructuring charges totaling $2.8 million. In the December 2010 quarter, the Communications segment eliminated 22 positions and the Company recorded restructuring charges totaling $1.3 million related to employee termination benefits. All costs related to the elimination of these positions were recognized and incurred in the December 2010 quarter. In addition, in the year ended December 31, 2010, the FTD segment recorded $1.6 million of restructuring charges primarily related to the closure of certain call center facilities in the U.S. and the U.K. These restructuring charges primarily included lease termination costs and employee termination benefits.

        In the year ended December 31, 2009, the Company recorded restructuring charges totaling $3.5 million primarily associated with a reduction in headcount in its Content & Media and Communications segments. In November 2009, the Content & Media segment eliminated 71 positions and the Company recorded restructuring charges related to employee termination benefits, and the

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING CHARGES (Continued)

Communications segment eliminated 25 positions. All costs related to the elimination of these positions were recognized and incurred in the December 2009 quarter.

        In the year ended December 31, 2008, the Company recorded restructuring charges totaling $1.7 million primarily associated with the closure of its Orem, Utah facility and a reduction in headcount in its Communications segment.

12. ACQUISITIONS

FTD Group, Inc.

        On August 26, 2008 (the "Closing Date"), the Company completed the acquisition of FTD. Since the acquisition occurred prior to the effective date of ASC 805, it was accounted for under the purchase method in accordance with SFAS No. 141. The primary reasons for the acquisition were significant increase in scale, diversification of revenue and cash flow streams, expansion into an attractive market segment and FTD's market position, and expanded marketing opportunities and efficiencies.

        The Company believed that certain of these primary factors supported the amount of goodwill recorded as a result of the purchase price paid for FTD, in relation to other acquired tangible and intangible assets. In the fourth quarter of 2008, the Company determined that significant adverse changes in the business climate had occurred and subsequently determined that an impairment charge was necessary (see Note 13).

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

        The FTD acquisition was financed in part with the net proceeds of term loan borrowings under a $425 million credit facility, which included up to $50 million in a revolving credit facility that was undrawn at the closing of the transaction, with Wells Fargo Bank, National Association, as lead arranger, and a $60 million credit facility with Silicon Valley Bank. The remaining cash consideration in the transaction was paid from the Company's and FTD's existing cash on hand.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. ACQUISITIONS (Continued)

        United Online, Inc.'s common stock was valued at $10.29 for purposes of determining the total purchase price, based on the average of United Online, Inc.'s closing stock price for the period from two days prior through two days after the announcement of the receipt of the commitment from Silicon Valley Bank for the $60 million credit facility, and in connection with that commitment, United Online, Inc.'s election to substitute additional cash in lieu of seller notes as merger consideration.

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

        The weighted-average amortizable life of the definite-lived acquired intangible assets is 5.6 years. The goodwill is not deductible for federal income tax purposes.

13. IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND LONG-LIVED ASSETS

        During the latter half of the December 2008 quarter, there was deterioration in the general business environment, weakening consumer spending, a significant decline in the market capitalization of the Company and its competitors, and a decline in the Company's business outlook primarily due to adverse macroeconomic factors. In accordance with ASC 350, the Company performed an interim impairment assessment of the fair values of the FTD and Interflora trademarks and trade names. As a

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND LONG-LIVED ASSETS (Continued)

result of the December 31, 2008 valuation, the Company recorded a $44.0 million and $17.9 million impairment charge for the trademarks and trade names of FTD and Interflora, respectively. Additionally, the Company recorded a goodwill impairment charge of $114.0 million related to the FTD reporting unit.

        Impairment charges of goodwill, intangible assets and long-lived assets consisted of the following (in thousands):

Year Ended December 31, 2008
Goodwill at FTD segment	$114,000
Intangible assets at FTD segment	61,867
Long-lived assets at Communications segment	283

Total impairment of goodwill, intangible assets and long-lived assets	$176,150

14. COMMITMENTS AND CONTINGENCIES

Leases

        Future minimum lease payments at December 31, 2010 under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

		Year Ending December 31,
	Total	2011	2012	2013	2014	2015	Thereafter
Operating leases	$41,533	$12,636	$8,306	$7,373	$5,953	$2,205	$5,060

        Operating leases consist primarily of facility leases. The Company leases its facilities and certain operating equipment under operating leases expiring at various periods through 2014. Certain of the Company's operating leases include rent holidays as well as escalation clauses that periodically adjust rent expense. The Company records rent expense on a straight-line basis over the lease term. Rent expense under operating leases for the years ended December 31, 2010, 2009 and 2008 was $16.7 million, $11.1 million and $8.6 million, respectively.

        In December 2010, the Company's MyPoints subsidiary entered into a sublease agreement with Blackrock, Inc., a related party, and Blackrock Realty Advisors, Inc., whereby MyPoints will rent approximately 18,000 square feet of office space in San Francisco, California. In connection with the sublease agreement, United Online, Inc. entered into a parent guaranty of all obligations under the sublease. The term of the sublease will expire in 2014.

Letters of Credit

        Letters of credit are maintained pursuant to certain of the Company's lease arrangements. The letters of credit remain in effect, generally, at declining levels through the terms of the related leases. In addition, standby letters of credit are maintained by FTD to secure credit card processing activity. Certificates of deposit of $0.5 million and $1.1 million maintained by the Company in connection with certain of these letters of credit are included in other current assets and other assets in the

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

consolidated balance sheets at December 31, 2010 and 2009, respectively. Commitments under letters of credit at December 31, 2010 were scheduled to expire as follows (in thousands):

		Year Ending December 31,
	Total	2011	2012	2013
Letters of credit	$1,594	$1,336	$16	$242

Debt Obligations

        Debt obligations, including interest, at December 31, 2010 were as follows:

		Year Ending December 31,
	Total	2011	2012	2013	2014
Debt, including interest	$332,197	$17,809	$28,558	$63,486	$222,344

Other Long-Term Liabilities

        Other long-term liabilities at December 31, 2010 were as follows:

		Year Ending December 31,
	Total	2011	2012	2013	2014	2015	Thereafter
Other long-term liabilities	$3,372	$268	$135	$1,955	$131	$130	$753

Other Commitments

        In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, sureties and insurance companies, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Legal Contingencies

        In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. The parties in the approximately 300 coordinated class actions, including NetZero, the underwriter defendants in the NetZero class action, and the plaintiff class in the NetZero action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make a settlement payment on behalf of the issuers, including NetZero. On October 5, 2009, the district court issued an order granting final approval of the settlement and certifying the settlement class. Two individuals have appealed the October 5, 2009 order and plaintiffs have filed a motion to dismiss the appeals. The appellate court has not ruled on either the appeals or the motions to dismiss.

        On October 30, 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. On December 19, 2008, Xavier Vasquez filed a purported class action complaint against Classmates Online, Inc., Classmates Media Corporation and United Online in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs are seeking injunctive relief and damages. On April 30, 2009, the United States District Court of the Western District of Washington consolidated the Michaels and the Vasquez actions and designated the Michaels action as the lead case. On March 12, 2010, the parties entered into a comprehensive class action settlement agreement. On December 16, 2010, the court conducted a final approval hearing on the settlement. On February 22, 2011, the court issued an Order formally denying final approval of the settlement. Discovery has not recommenced and no trial date has been set.

        In 2009, Classmates Online, Inc., now known as Memory Lane, Inc. received a civil investigative demand from the Attorney General for the State of Washington. In 2010, FTD.com Inc. and Classmates Online, Inc. received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Multistate Work Group that consists of the Attorneys General for the following states: Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, Texas, and Vermont. Based on the demand and the subpoenas, the Company believes that the primary focus of the inquiries concerns certain post-transaction sales practices in which these subsidiaries previously engaged with certain third-party vendors. In addition, in 2010, Classmates Online, Inc. received a subpoena from the Attorney General for the District of Columbia regarding its marketing, billing, and renewal practices, including, without limitation, its post-transaction sales practices. The Company has been cooperating with these investigations. However, the Company cannot predict the outcome of these or any other governmental investigations or other legal actions or their potential implications for its business. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with the Company's former post-transaction sales practices or other current or former business practices.

        The Company is subject to various legal proceedings, investigations, claims, and litigation that can involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. There can be no assurance that such legal proceedings, investigations, claims, and litigation, which are inherently uncertain, will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows. At December 31, 2010, the Company had a reserve of $2.2 million for a pending lawsuit.

15. QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Year ended December 31, 2010:
Revenues	$232,601	$193,541	$242,686	$251,725
Cost of revenues	$109,164	$84,394	$114,895	$121,198
Operating income	$31,415	$25,607	$29,836	$25,832
Net income	$16,350	$12,159	$13,957	$11,221
Net income applicable to common stockholders	$15,487	$11,412	$13,098	$10,494
Basic net income per common share	$0.18	$0.13	$0.15	$0.12
Diluted net income per common share	$0.18	$0.13	$0.15	$0.12

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Year ended December 31, 2009:
Revenues	$249,490	$216,206	$260,789	$263,647
Cost of revenues	$110,015	$84,561	$108,449	$114,334
Operating income	$32,801	$32,674	$43,114	$37,404
Net income	$17,610	$16,155	$19,267	$17,053
Net income applicable to common stockholders	$16,456	$14,933	$17,687	$16,382
Basic net income per common share	$0.19	$0.18	$0.21	$0.20
Diluted net income per common share	$0.19	$0.18	$0.21	$0.20

UNITED ONLINE, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY BALANCE SHEETS

(in thousands)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$45,632	$58,821
Other current assets	—	1,203

Total current assets	45,632	60,024
Investments in subsidiaries	1,092,908	1,023,759
Other assets	50,000	50,065

Total assets	$1,188,540	$1,133,848

Liabilities and Stockholders' Equity
Current liabilities:
Accrued liabilities	$454	$145
Intercompany payables	733,605	584,534
Long-term debt	—	24,383

Total current liabilities	734,059	609,062

Total liabilities	734,059	609,062

Total stockholders' equity	454,481	524,786

Total liabilities and stockholders' equity	$1,188,540	$1,133,848

The accompanying notes are an integral part of these financial statements.

 UNITED ONLINE, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Revenues	$—	$—	$—
Operating expenses:
General and administrative	—	22	1

Total operating expenses	—	22	1

Operating loss	—	(22)	(1)
Interest income	75	85	3,701
Intercompany interest income	4,813	4,813	4,813
Interest expense	(931)	(3,782)	(1,863)
Other expense, net	—	(10)	(171)

Income before income taxes	3,957	1,084	6,479
Provision for income taxes	1,583	455	2,824

Income before income in equity investees	2,374	629	3,655
Income (loss) in equity investees	51,313	69,456	(98,312)

Net income (loss)	$53,687	$70,085	$(94,657)

The accompanying notes are an integral part of these financial statements.

 UNITED ONLINE, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$6,107	$1,674	$2,854

Cash flows from investing activities:
Purchases of short-term investments	—	—	(108,499)
Proceeds from maturities of short-term investments	—	—	78,265
Proceeds from sales of short-term investments	—	—	98,907
Cash paid for acquisitions, net of cash acquired	—	—	(307,141)

Net cash used for investing activities	—	—	(238,468)

Cash flows from financing activities:
Proceeds from term loan	—	—	58,318
Payments on term loan	(24,819)	(31,431)	(3,750)
Payments for debt issue costs	—	—	(249)
Proceeds from exercises of stock options	1,698	546	1,668
Proceeds from employee stock purchase plans	4,440	4,069	3,754
Repurchases of common stock	(20,565)	(6,842)	(8,841)
Payments for dividends	(36,966)	(36,257)	(53,060)
Net contributions of capital	56,916	67,326	163,935

Net cash provided by (used for) financing activities	(19,296)	(2,589)	161,775

Change in cash and cash equivalents	(13,189)	(915)	(73,839)
Cash and cash equivalents, beginning of period	58,821	59,736	133,575

Cash and cash equivalents, end of period	$45,632	$58,821	$59,736

The accompanying notes are an integral part of these financial statements.

 UNITED ONLINE, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The financial statements for United Online, Inc. (the "Parent Company") summarize the results of operations and cash flows of the Parent Company for the years ended December 31, 2010, 2009 and 2008 and its financial position at December 31, 2010 and 2009.

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

2. DIVIDENDS RECEIVED FROM SUBSIDIARIES

        During the years ended December 31, 2010, 2009 and 2008, no dividends were paid to the Parent Company by its subsidiaries.

UNITED ONLINE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charged (Credited) to Other Accounts	Charges Utilized (Write-offs)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2010	$8,777	$5,445	$389	$(4,180)	$10,431
Year ended December 31, 2009	$4,327	$6,476	$393	$(2,419)	$8,777
Year ended December 31, 2008	$2,378	$2,651	$(126)	$(576)	$4,327

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision		Charged to Other Accounts		Tax Valuation Allowance Credited to Income Tax Provision		Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2010	$6,541	$1,194	(a)	$—		$(225	)(b)	$7,510
Year ended December 31, 2009	$5,485	$2,475	(a)	$—		$(1,419	)(b)	$6,541
Year ended December 31, 2008	$2,946	$—		$2,752	(c)	$(213	)(b)	$5,485

(a)
Includes the increase in valuation allowance due to foreign losses and foreign tax credits, the benefit of which is not currently recognizable due to uncertainty regarding realization.

(b)
Includes the release of valuation allowance for the utilization of foreign losses and other adjustments.

(c)
Includes the increase in valuation allowance acquired in connection with the FTD acquisition.