Form 10-Q
period 2011-03-31
UNITED ONLINE INC
filed 2011-05-09
CIK 1142701

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There were 88,638,360 shares of the Registrant's common stock outstanding at April 29, 2011.

UNITED ONLINE, INC.

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2011

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$106,370	$100,264
Accounts receivable, net of allowance for doubtful accounts	46,249	49,797
Deferred tax assets, net	14,064	14,200
Other current assets	23,027	28,494

Total current assets	189,710	192,755
Property and equipment, net	65,074	63,893
Goodwill	462,945	459,409
Intangible assets, net	257,667	262,775
Other assets	12,896	13,326

Total assets	$988,292	$992,158

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$53,463	$71,659
Accrued liabilities	42,938	48,881
Member redemption liability	19,503	19,899
Deferred revenue	83,007	71,673
Current portion of long-term debt	2,229	—

Total current liabilities	201,140	212,112
Member redemption liability	4,872	4,967
Deferred revenue	2,727	3,021
Long-term debt, net of discounts	256,330	258,084
Deferred tax liabilities, net	45,472	42,677
Other liabilities	16,377	16,816

Total liabilities	526,918	537,677

Commitments and contingencies
Stockholders' equity:
Common stock	9	9
Additional paid-in capital	482,954	493,387
Accumulated other comprehensive loss	(28,483)	(33,628)
Retained earnings (accumulated deficit)	6,894	(5,287)

Total stockholders' equity	461,374	454,481

Total liabilities and stockholders' equity	$988,292	$992,158

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2011	2010
Revenues:
Services	$112,419	$127,238
Products	129,086	124,487

Total revenues	241,505	251,725
Operating expenses:
Cost of revenues—services	24,671	26,013
Cost of revenues—products	96,155	95,185
Sales and marketing	48,135	50,130
Technology and development	12,775	14,349
General and administrative	28,874	30,984
Amortization of intangible assets	7,745	8,163
Restructuring charges	534	1,069

Total operating expenses	218,889	225,893

Operating income	22,616	25,832
Interest income	549	465
Interest expense	(5,041)	(7,149)
Other income, net	1,539	82

Income before income taxes	19,663	19,230
Provision for income taxes	7,482	8,009

Net income	$12,181	$11,221

Income allocated to participating securities	(555)	(727)

Net income attributable to common stockholders	$11,626	$10,494

Basic net income per common share	$0.13	$0.12

Shares used to calculate basic net income per common share	87,417	85,759

Diluted net income per common share	$0.13	$0.12

Shares used to calculate diluted net income per common share	87,820	86,545

Dividends paid per common share	$0.10	$0.10

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended March 31,
	2011	2010
Net income	$12,181	$11,221
Foreign currency translation	5,072	(11,159)
Change in unrealized gain on derivative securities, net of tax of $47 for the quarter ended March 31, 2011	73	—

Comprehensive income	$17,326	$62

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2011	86,745	$9	$493,387	$(33,628)	$(5,287)	$454,481
Exercises of stock options	8	—	17	—	—	17
Vesting of restricted stock units	1,365	—	—	—	—	—
Repurchases of common stock	—	—	(6,163)	—	—	(6,163)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(9,141)	—	—	(9,141)
Change in dividend equivalents payable on restricted stock units	—	—	174	—	—	174
Stock-based compensation	—	—	4,726	—	—	4,726
Change in unrealized gain on derivative securities, net of tax	—	—	—	73	—	73
Foreign currency translation	—	—	—	5,072	—	5,072
Tax shortfalls from equity awards	—	—	(46)	—	—	(46)
Net income	—	—	—	—	12,181	12,181

Balance at March 31, 2011	88,118	$9	$482,954	$(28,483)	$6,894	$461,374

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$12,181	$11,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,052	14,830
Stock-based compensation	4,726	7,860
Provision for doubtful accounts receivable	705	1,235
Accretion of discounts and amortization of debt issue costs	572	1,427
Deferred taxes, net	2,384	(525)
Tax benefits (shortfalls) from equity awards	41	(109)
Excess tax benefits from equity awards	(251)	(326)
Other	23	201
Changes in operating assets and liabilities:
Accounts receivable, net	3,079	5,909
Other assets	6,029	6,045
Accounts payable and accrued liabilities	(24,719)	2,931
Member redemption liability	(490)	(1,026)
Deferred revenue	9,896	1,364
Other liabilities	(489)	450

Net cash provided by operating activities	27,739	51,487

Cash flows from investing activities:
Purchases of property and equipment	(7,079)	(5,162)
Purchases of rights, content and intellectual property	(1,222)	—

Net cash used for investing activities	(8,301)	(5,162)

Cash flows from financing activities:
Payments on term loans	—	(25,082)
Proceeds from exercises of stock options	17	4
Repurchases of common stock	(6,163)	(6,047)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	(9,421)	(9,108)
Excess tax benefits from equity awards	251	326

Net cash used for financing activities	(15,316)	(39,907)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,984	(1,004)
Change in cash and cash equivalents	6,106	5,414
Cash and cash equivalents, beginning of period	100,264	115,509

Cash and cash equivalents, end of period	$106,370	$120,923

Supplemental disclosure of non-cash investing and financing activities:
Decrease in dividend equivalents payable on restricted stock units	$(174)	$(243)

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

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet information at December 31, 2010 is derived from the Company's audited consolidated financial statements, filed on February 28, 2011 with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, but does not include all of the disclosures required by GAAP.

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K.

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

Accounting Policies

        Segments—The operating segments identified in Note 2 below are the segments of the Company for which separate financial information is available and for which segment results are regularly reviewed by the Company's chief operating decision maker in deciding how to allocate resources and assess performance. Effective in the first quarter of 2011, the Company modified how it reports segment information to the chief operating decision maker. The Company's segment reporting now separately reports unallocated corporate expenses. Historically, such expenses were fully allocated to the Company's reportable segments. The Company has revised prior period results to conform to the current year presentation.

        Derivative instruments—From time to time, the Company utilizes forward foreign currency exchange contracts to protect the value of its net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in accumulated other comprehensive income in the condensed consolidated statement of stockholders' equity to the extent it is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. The Company utilizes the forward-rate method of assessing hedge effectiveness. Gains or losses related to any ineffective portions of net investment hedges are recognized in the consolidated statements of operations. There was no ineffectiveness related to the Company's foreign currency net investment hedges for the quarter ended March 31, 2011. These forward foreign currency exchange contracts do not contain any credit risk-related contingent features as defined by Accounting Standards Codification ("ASC") 815, Derivatives and Hedging.

Recent Accounting Pronouncements

        Receivables—In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, as codified in ASC 310. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this update are effective for the period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company is currently evaluating the impact, if any, of this update on its consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Quarter Ended March 31, 2011
	FTD	Content & Media	Communications	Total
Services	$29,791	$32,529	$27,879	$90,199
Products	129,086	—	—	129,086
Advertising	22	15,784	6,819	22,625

Total segment revenues	$158,899	$48,313	$34,698	$241,910

Segment income from operations	$18,573	$10,123	$16,625	$45,321

	Quarter Ended March 31, 2010
	FTD	Content & Media	Communications	Total
Services	$31,731	$33,952	$37,018	$102,701
Products	124,487	—	—	124,487
Advertising	469	16,550	8,223	25,242

Total segment revenues	$156,687	$50,502	$45,241	$252,430

Segment income from operations	$17,425	$13,531	$20,595	$51,551

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2011	2010
Segment revenues:
FTD	$158,899	$156,687
Content & Media	48,313	50,502
Communications	34,698	45,241

Total segment revenues	241,910	252,430
Intersegment eliminations	(405)	(705)

Consolidated revenues	$241,505	$251,725

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2011	2010
Segment operating expenses:
FTD	$140,326	$139,262
Content & Media	38,190	36,971
Communications	18,073	24,646

Total segment operating expenses	196,589	200,879
Depreciation	6,145	6,667
Amortization of intangible assets	7,907	8,163
Unallocated corporate expenses	8,653	10,889
Intersegment eliminations	(405)	(705)

Consolidated operating expenses	$218,889	$225,893

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2011	2010
Segment income from operations:
FTD	$18,573	$17,425
Content & Media	10,123	13,531
Communications	16,625	20,595

Total segment income from operations	45,321	51,551
Depreciation	(6,145)	(6,667)
Amortization of intangible assets	(7,907)	(8,163)
Unallocated corporate expenses	(8,653)	(10,889)

Consolidated operating income	$22,616	$25,832

        International revenues are generated by the Company's operations in Europe. International revenues totaled $49.8 million and $56.9 million for the quarters ended March 31, 2011 and 2010, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	March 31, 2011	December 31, 2010
United States	$68,146	$68,222
Europe	9,824	8,997

Total long-lived assets	$77,970	$77,219

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, pursuant to ASC 280, Segment Reporting, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Financing Receivables

        Credit quality of financing receivables was as follows (in thousands):

	March 31, 2011	December 31, 2010
Current	$15,355	$16,625
Past due	3,937	3,705

Total	$19,292	$20,330

        A significant majority of the past due financing receivables at March 31, 2011 and December 31, 2010 were 120 days or more past due. Financing receivables on nonaccrual status at March 31, 2011 and December 31, 2010 totaled $3.9 million and $4.0 million, respectively.

        The changes in allowance for credit losses related to financing receivables for the quarter ended March 31, 2011 were as follows (in thousands):

Balance at January 1, 2011:	$3,597
Current period provision	267
Write-offs charged against allowance	(168)

Balance at March 31, 2011	$3,696

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Other Current Assets

        Other current assets consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Prepaid expenses—other	$9,739	$9,185
Floral-related inventories	3,144	5,321
Income taxes receivable	975	3,962
Gift cards related to member redemption liability	2,955	2,973
Prepaid advertising and promotions	1,537	1,855
Prepaid floral catalog expenses	1,644	1,305
Prepaid insurance	582	1,248
Other	2,451	2,645

Total	$23,027	$28,494

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Employee compensation and related expenses	$19,202	$23,411
Income taxes payable	5,070	5,987
Non-income taxes payable	4,952	5,527
Customer deposits	2,182	2,608
Reserve for pending lawsuit	4,420	2,161
Other	7,112	9,187

Total	$42,938	$48,881

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the quarter ended March 31, 2011 were as follows (in thousands):

	FTD	Content & Media	Communications	Total
Balance at January 1, 2011:
Goodwill (excluding impairment charges)	$441,202	$124,718	$13,227	$579,147
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at January 1, 2011	327,202	124,718	7,489	459,409
Foreign currency translation	3,525	11	—	3,536

Balance at March 31, 2011:
Goodwill (excluding impairment charges)	444,727	124,729	13,227	582,683
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at March 31, 2011	$330,727	$124,729	$7,489	$462,945

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	March 31, 2011
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,917	$(91,883)	$9,034
Customer contracts and relationships	112,407	(54,818)	57,589
Trademarks and trade names	183,624	(18,274)	165,350
Software and technology	46,685	(26,692)	19,993
Rights, content and intellectual property	8,967	(3,266)	5,701

Total	$452,600	$(194,933)	$257,667

	December 31, 2010
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,873	$(91,278)	$9,595
Customer contracts and relationships	111,913	(50,273)	61,640
Trademarks and trade names	182,463	(17,603)	164,860
Software and technology	46,513	(24,527)	21,986
Rights, content and intellectual property	7,735	(3,041)	4,694

Total	$449,497	$(186,722)	$262,775

        The Company's acquired trademarks and trade names related to the acquisition by the Company of FTD in August 2008, prior to impairment charges, are indefinite-lived and, accordingly, there is no associated amortization expense or accumulated amortization. At March 31, 2011 and December 31,

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

2010, the FTD trademarks and trade names after impairment and foreign currency translation adjustments totaled $157.8 million and $156.7 million, respectively.

5. FTD CREDIT AGREEMENT

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

        The changes in the Company's debt balances, net of discounts, for the quarter ended March 31, 2011 were as follows (in thousands):

	Balance at January 1, 2011	Repayments of Debt	Accretion of Discounts	Balance at March 31, 2011
FTD Credit Agreement, term loan A	$49,446	$—	$81	$49,527
FTD Credit Agreement, term loan B	208,638	—	394	209,032
FTD Credit Agreement, revolving credit facility	—	—	—	—

Total	$258,084	$—	$475	$258,559

        Future minimum principal payments based upon scheduled mandatory debt payments under the FTD Credit Agreement, excluding required prepayments based on excess cash flows, were as follows at March 31, 2011 (in thousands):

		Year Ending December 31,
	Total Gross Debt
		2011	2012	2013	2014
FTD Credit Agreement, term loan A	$50,258	$—	$7,120	$43,138	$—
FTD Credit Agreement, term loan B	214,367	—	2,216	2,216	209,935

Total	$264,625	$—	$9,336	$45,354	$209,935

        At March 31, 2011, the borrowing capacity under the FTD revolving credit facility, which was reduced by $1.0 million in outstanding letters of credit, was $49.0 million.

        Subject to certain exceptions, FTD Group, Inc. is required to make annual prepayments of a portion of the term loans under the FTD Credit Agreement based on excess cash flow as defined in the FTD Credit Agreement. FTD Group, Inc. is not required to make excess cash flow debt prepayments under the FTD Credit Agreement in the next twelve months.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE INSTRUMENTS

        The following table presents the notional and fair values of derivative instruments in the condensed consolidated balance sheet at March 31, 2011 (in thousands):

Derivative Instruments	Balance Sheet Location	Notional Value	Fair Value
Forward foreign currency exchange contracts	Other current assets	$10,193	$105

        There were no open forward foreign currency exchange contracts at December 31, 2010.

        The following table presents the effect of changes in fair value of derivative instruments for the quarter ended March 31, 2011 (in thousands):

Derivative Instruments	Location of Unrealized Gain	Amount of Unrealized Gain
Forward foreign currency exchange contracts	Other comprehensive loss	$120

7. FAIR VALUE MEASUREMENTS

        The following table presents information about assets at March 31, 2011 that are required to be measured at fair value on a recurring basis (in thousands):

Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value
Money market funds	$78,456	$78,456	$—
Derivative assets	105	—	105

	$78,561	$78,456	$105

        The following table presents information about assets at December 31, 2010 that are required to be measured at fair value on a recurring basis (in thousands):

Description	Total Fair Value	Level 1 Fair Value
Money market funds	$67,150	$67,150

        The Company estimated the fair value of its long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimate of its credit rating. The Company estimated its credit rating as BBB/BB+ for the long-term debt associated with the FTD Credit Agreement, resulting in a discount rate of 5%. The table below summarizes the fair value estimates for long-term debt, net of discounts, including the current portion, at March 31, 2011, as defined by ASC 825, Disclosures about Fair Value of Financial Instruments (in thousands):

	Carrying Amount	Estimated Fair Value
Long-term debt, net of discounts, including current portion	$258,559	$278,951

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, the Company had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80.0 million. There were no repurchases under the Program in the quarter ended March 31, 2011.

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay applicable required employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units or issuance of stock awards, the Company currently does not collect the applicable required employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the quarters ended March 31, 2011 and 2010 were $6.2 million and $6.0 million, respectively, for which the Company withheld 0.9 million and 1.0 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued. For information regarding the common stock repurchases consummated during the quarter ended March 31, 2011, see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds," which appears elsewhere in this Quarterly Report on Form 10-Q.

Dividends

        Dividends are paid on shares of common stock outstanding as of the record date. In addition, dividend equivalents are generally paid on nonvested restricted stock units as of the record date.

        In January 2011, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The dividend was paid on February 28, 2011 and totaled $9.4 million, including dividend equivalents paid on nonvested restricted stock units.

        In April 2011, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is May 12, 2011 and the dividend will be paid on May 31, 2011.

        The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of the Company's financial performance and other factors. Dividends are declared and paid out of the Company's surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following captions within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended March 31,
	2011	2010
Operating expenses:
Cost of revenues-services	$82	$181
Cost of revenues-products	8	19
Sales and marketing	470	1,217
Technology and development	553	973
General and administrative	3,613	5,470

Total stock-based compensation	$4,726	$7,860

Recent Awards

        Effective February 15, 2011, the Secondary Compensation Committee of the Board of Directors of United Online, Inc. approved grants of 1.3 million restricted stock units with a grant-date fair value equal to $9.3 million to certain of the Company's non-executive officer employees. The restricted stock units will vest as to twenty-five percent of the total number of units awarded annually over a four-year period beginning February 15, 2011.

        Effective February 15, 2011, the Compensation Committee of the Board of Directors of United Online, Inc. approved grants of 2.4 million stock options with a grant-date fair value equal to $4.7 million to certain members of the Company's senior management. Each stock option entitles the recipient to receive one share of United Online, Inc.'s common stock upon exercise of the vested award. The stock options will vest as to one-third of the total number of options awarded annually over a three-year period beginning February 15, 2011.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2011	2010
Numerator:
Net income	$12,181	$11,221
Income allocated to participating securities	(555)	(727)

Net income attributable to common stockholders	$11,626	$10,494

Denominator:
Weighted-average common shares	87,417	85,759

Shares used to calculate basic net income per common share	87,417	85,759

Add: Dilutive effect of non-participating securities	403	786

Shares used to calculate diluted net income per common share	87,820	86,545

Basic net income per common share	$0.13	$0.12

Diluted net income per common share	$0.13	$0.12

        The diluted net income per common share computations exclude restricted stock units and stock options that were antidilutive. Weighted-average antidilutive shares for the quarters ended March 31, 2011 and 2010 were 3.2 million and 2.8 million, respectively.

11. RESTRUCTURING CHARGES

        For the quarter ended March 31, 2011, the Company recorded restructuring charges related to its Communications segment totaling $0.5 million related to employee termination benefits. For the quarter ended March 31, 2010, the Company recorded restructuring charges totaling $1.1 million related to the closure of certain FTD call center facilities in the United States and the United Kingdom. These restructuring charges primarily included lease termination costs and employee termination benefits.

12. LEGAL CONTINGENCIES

        In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LEGAL CONTINGENCIES (Continued)

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

        On October 30, 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. On December 19, 2008, Xavier Vasquez filed a purported class action complaint against Classmates Online, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs are seeking injunctive relief and damages. On April 30, 2009, the United States District Court of the Western District of Washington consolidated the Michaels and the Vasquez actions and designated the Michaels action as the lead case. On March 12, 2010, the parties entered into a comprehensive class action settlement agreement. On December 16, 2010, the court conducted a final approval hearing on the settlement. On February 22, 2011, the court issued an Order formally denying final approval of the settlement. On March 24, 2011, the parties entered into a revised settlement agreement, and on March 25, 2011, plaintiffs filed a motion for preliminary approval of the revised settlement. The court has not yet ruled on the motion.

        In 2009, Classmates Online, Inc., now known as Memory Lane, Inc. received a civil investigative demand from the Attorney General for the State of Washington. In 2010, FTD.com Inc. and Classmates Online, Inc. received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, Texas, and Vermont. Based on the demand and the subpoenas, the Company believes that the primary focus of the inquiries concerns certain post-transaction sales practices in which these subsidiaries previously engaged with certain third-party vendors. In addition, in 2010, Classmates Online, Inc. received a subpoena from the Attorney General for the District of Columbia regarding its marketing, billing, and renewal practices, including, without limitation, its post-transaction sales practices. The Company has been cooperating with these investigations. However, the Company cannot predict the outcome of these or any other governmental investigations or other

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LEGAL CONTINGENCIES (Continued)

legal actions or their potential implications for its business. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with the Company's former post-transaction sales practices or other current or former business practices.

        The Company is subject to various legal proceedings, investigations, claims, and litigation that can involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. There can be no assurance that such legal proceedings, investigations, claims, and litigation, which are inherently uncertain, will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows. At March 31, 2011, the Company had a reserve of $4.4 million for a pending lawsuit.

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

        Online Nostalgia Services.    We have historically operated our nostalgia services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Led by our Classmates.com website that serves the U.S. and Canada, our nostalgia services comprise a large and diverse population of users.

        In February 2011, we re-branded the Classmates.com website as Memory Lane to reflect the significant broadening of the website's value proposition to increasingly feature nostalgic content. Our objective is to be the premier U.S. online website for accessing, acquiring, interacting, and sharing nostalgic content, supported by ongoing efforts to augment the existing content and to add new forms of nostalgic content and social interaction features to the website. We now feature nostalgic content including digitized versions of high school yearbooks, photographic images, premium video content, historic newsreels, vintage music samples, classic movie trailers, and iconic magazines. Visitors to the website can engage with a significantly broader range of available content, which can facilitate new forms of social interaction, such as sharing memorable content with friends and acquaintances or posting comments on the website after viewing the nostalgic content. We plan to add other forms of new content to the website.

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

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures are:

FTD Segment Metrics

        Consumer Orders.    We monitor the number of consumer orders for floral and gift products during a given period. Consumer orders are orders delivered during the period that originated in the U.S. and Canada, primarily from the www.ftd.com website and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily from the www.interflora.co.uk and www.interflora.ie websites and various telephone numbers. The number of consumer orders is not adjusted for non-delivered orders that are refunded after the scheduled delivery. Orders originating with a florist or other retail location for delivery to consumers are not included. The number of consumer orders received may fluctuate significantly from period to period due to seasonality resulting from the timing of key holidays; general economic conditions; fluctuations in marketing expenditures on initiatives designed to attract new and retain existing customers; changes in pricing for our floral, plant and gift products or competitive offerings; new or terminated partnerships; and changing consumer preferences, among other factors.

        Average Order Value.    We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average U.S. Dollar amount received for consumer orders delivered during a period. This average U.S. Dollar amount is determined after translating local currency amounts received for orders delivered principally in the U.K. and the Republic of Ireland into U.S. Dollars. Average order value includes merchandise revenue and shipping and service fees paid by the consumer, less discounts and refunds. Average order values may fluctuate from period to period based on the average foreign currency exchange rates; product mix; changes in merchandise pricing, shipping and service fees; levels of refunds issued; and discounts, among other factors.

Content & Media and Communications Segment Metrics

        Pay Accounts.    We generate a significant portion of our revenues from our pay accounts and they represent one of the most important drivers of our business model. A pay account is defined as a member who has paid for a subscription to a Content & Media or Communications service, and whose subscription has not terminated or expired. A subscription provides the member with access to our service for a specific term (for example, a month or a year) and may be renewed upon the expiration of each term. One-time purchases of our services, such as Memory Lane's one-day All-Access Pass, are not considered subscriptions and thus, are not included in the pay accounts metric. A pay account does not equate to a unique subscriber since one subscriber could have several pay accounts. At any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool and a number of accounts that have notified us that they are terminating their service but whose service remains in effect. In general, the key metrics that affect our revenues from our pay accounts base include the number of pay accounts and the average monthly revenue per pay account ("ARPU"). A pay account generally becomes a free account following the expiration or termination of the related subscription.

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

	Quarter Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Consolidated:
Revenues (in thousands)	$241,505	$232,601	$193,541	$242,686	$251,725
FTD:
Segment revenues (in thousands)	$158,899	$140,174	$105,046	$152,669	$156,687
% of consolidated revenues	66%	60%	54%	63%	62%
Consumer orders (in thousands)	1,742	1,612	1,085	1,851	1,813
Average order value	$63.28	$60.43	$60.77	$58.76	$59.42
Average currency exchange rate: GBP to USD	1.61	1.58	1.55	1.49	1.54
Content & Media:
Segment revenues (in thousands)	$48,313	$53,253	$49,105	$48,784	$50,502
% of consolidated revenues	20%	23%	25%	20%	20%
Pay accounts (in thousands)	4,260	4,499	4,795	4,982	4,988
Segment churn	3.9%	4.1%	3.5%	3.1%	3.2%
ARPU	$2.47	$2.42	$2.26	$2.22	$2.29
Segment active accounts (in millions)	13.6	13.7	15.0	16.1	17.5
Communications:
Segment revenues (in thousands)	$34,698	$39,708	$40,165	$42,039	$45,241
% of consolidated revenues	14%	17%	21%	17%	18%
Pay accounts (in thousands):
Access	675	732	801	880	967
Other	279	288	295	300	306

Total pay accounts	954	1,020	1,096	1,180	1,273
Segment churn	3.8%	3.8%	4.0%	4.2%	4.3%
ARPU	$9.33	$9.46	$9.58	$9.57	$9.41
Segment active accounts (in millions)	1.7	1.8	1.9	2.0	2.1

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

  Content & Media and Communications

        Content & Media services revenues consist of amounts charged to pay accounts for online nostalgia services. Communications services revenues consist of amounts charged to pay accounts for Internet access, email, web hosting, Internet security, and other services, with substantially all of such revenues associated with Internet access. Our Content & Media and Communications services revenues are primarily dependent on two factors: the average number of pay accounts for a period and the

ARPU. In general, we charge our pay accounts in advance of providing a service, which results in the deferral of services revenue to the period in which the services are provided. Communications services revenues also include revenues generated from the resale of telecommunications to third parties.

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

  FTD

        FTD has historically generated advertising revenues primarily from post-transaction sales generated when FTD and Interflora consumers were presented with third-party offers immediately after completing a purchase on the www.ftd.com and www.interflora.co.uk websites. FTD has not had a domestic post-transaction sales agreement since January 2010 and terminated its U.K. post-transaction sales agreement in January 2011.

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

Technology and Development

        Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites, and development of new or improved software and technology, including personnel-related expenses for our technology group in various office locations. Costs incurred by us to manage and monitor our technology and development activities are expensed as incurred. Costs relating to the acquisition and development of internal-use software are capitalized when appropriate and depreciated over their estimated useful lives, generally three to five years.

General and Administrative

        General and administrative expenses, which include unallocated corporate expenses, consist of personnel-related expenses for executive, finance, legal, human resources, facilities, internal audit, investor relations, internal customer support personnel and personnel associated with operating our corporate network systems. In addition, general and administrative expenses include, among other costs, professional fees for legal, accounting and financial services; insurance; occupancy and other overhead-

related costs; office relocation costs; non-income taxes; gains and losses on the sale of assets; and expenses incurred as a result of settlements, judgments, fines, penalties, assessment, or other resolutions related to litigation, arbitration, investigations, disputes, or similar matters, or reserves for any of the foregoing. General and administrative expenses also include expenses resulting from actual or potential transactions such as business combinations, mergers, acquisitions, and financing transactions, including expenses for advisors and representatives such as investment bankers, consultants, attorneys, and accounting firms.

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

Interest Income

        Interest income consists primarily of earnings on our cash, cash equivalents and short-term investments held from time to time, and interest on long-term receivables from FTD's technology system sales.

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

        Unaudited condensed consolidated financial information was as follows (in thousands):

	Quarter Ended March 31,
	2011	2010
Revenues	$241,505	$251,725
Operating expenses:
Cost of revenues	120,826	121,198
Sales and marketing	48,135	50,130
Technology and development	12,775	14,349
General and administrative	28,874	30,984
Amortization of intangible assets	7,745	8,163
Restructuring charges	534	1,069

Total operating expenses	218,889	225,893

Operating income	22,616	25,832
Interest income	549	465
Interest expense	(5,041)	(7,149)
Other income, net	1,539	82

Income before income taxes	19,663	19,230
Provision for income taxes	7,482	8,009

Net income	$12,181	$11,221

        Information for our three reportable segments was as follows (in thousands):

	FTD		Content & Media		Communications
	Quarter Ended March 31,		Quarter Ended March 31,		Quarter Ended March 31,
	2011	2010	2011	2010	2011	2010
Revenues	$158,899	$156,687	$48,313	$50,502	$34,698	$45,241
Operating expenses:
Cost of revenues	100,370	99,613	8,806	8,289	9,172	10,645
Sales and marketing	29,352	26,584	15,406	17,217	3,333	6,403
Technology and development	2,889	3,226	5,825	5,488	1,843	3,346
General and administrative	7,715	8,770	8,153	5,977	3,191	4,252
Restructuring charges	—	1,069	—	—	534	—

Total operating expenses	140,326	139,262	38,190	36,971	18,073	24,646

Segment income from operations	$18,573	$17,425	$10,123	$13,531	$16,625	$20,595

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2011	2010
Segment revenues:
FTD	$158,899	$156,687
Content & Media	48,313	50,502
Communications	34,698	45,241
Intersegment eliminations	(405)	(705)

Consolidated revenues	$241,505	$251,725

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2011	2010
Segment operating expenses:
FTD	$140,326	$139,262
Content & Media	38,190	36,971
Communications	18,073	24,646

Total segment operating expenses	196,589	200,879
Depreciation	6,145	6,667
Amortization of intangible assets	7,907	8,163
Unallocated corporate expenses	8,653	10,889
Intersegment eliminations	(405)	(705)

Consolidated operating expenses	$218,889	$225,893

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2011	2010
Segment income from operations:
FTD	$18,573	$17,425
Content & Media	10,123	13,531
Communications	16,625	20,595

Total segment income from operations	45,321	51,551
Depreciation	(6,145)	(6,667)
Amortization of intangible assets	(7,907)	(8,163)
Unallocated corporate expenses	(8,653)	(10,889)

Consolidated operating income	$22,616	$25,832

Quarter Ended March 31, 2011 compared to Quarter Ended March 31, 2010

        The following table presents our consolidated operating results as a percentage of consolidated revenues for the quarters ended March 31, 2011 and 2010.

	Quarter Ended March 31,
	2011	2010
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	50.0	48.1
Sales and marketing	19.9	19.9
Technology and development	5.3	5.7
General and administrative	12.0	12.3
Amortization of intangible assets	3.2	3.2
Restructuring charges	0.2	0.4

Total operating expenses	90.6	89.7

Operating income	9.4	10.3
Interest income	0.2	0.2
Interest expense	(2.1)	(2.8)
Other income, net	0.6	—

Income before income taxes	8.1	7.6
Provision for income taxes	3.1	3.2

Net income	5.0%	4.5%

Consolidated Results

        Revenues.    Consolidated revenues decreased by $10.2 million, or 4%, to $241.5 million for the quarter ended March 31, 2011, compared to $251.7 million for the quarter ended March 31, 2010. The decrease in consolidated revenues was primarily due to a $10.5 million decrease in revenues from our Communications segment and a $2.2 million decrease in revenues from our Content & Media segment, partially offset by a $2.2 million increase in revenues from our FTD segment. Consolidated revenues related to our FTD, Content & Media and Communications segments constituted 65.7%, 20.0% and 14.3%, respectively, of our total segment revenues for the quarter ended March 31, 2011, compared to 62.1%, 20.0% and 17.9%, respectively, for the quarter ended March 31, 2010.

        Cost of Revenues.    Consolidated cost of revenues decreased by $0.4 million, or less than 1%, to $120.8 million for the quarter ended March 31, 2011, compared to $121.2 million for the quarter ended March 31, 2010. Consolidated cost of revenues as a percentage of consolidated revenues increased to 50.0% for the quarter ended March 31, 2011, compared to 48.1% for the prior-year period. The decrease of $0.4 million was primarily due to a $1.5 million decrease in cost of revenues associated with our Communications segment and a $0.2 million decrease in depreciation expense. The decrease was partially offset by a $0.8 million increase in cost of revenues associated with our FTD segment and a $0.5 million increase associated with our Content & Media segment. Cost of revenues related to our FTD, Content & Media and Communications segments constituted 84.8%, 7.4% and 7.8%, respectively, of our total segment cost of revenues for the quarter ended March 31, 2011, compared to 84.0%, 7.0% and 9.0%, respectively, for the quarter ended March 31, 2010.

        Sales and Marketing Expenses.    Consolidated sales and marketing expenses decreased by $2.0 million, or 4%, to $48.1 million for the quarter ended March 31, 2011, compared to $50.1 million for the quarter ended March 31, 2010. Consolidated sales and marketing expenses as a percentage of consolidated revenues remained flat at 19.9% for the quarter ended March 31, 2011, compared to the prior-year period. The decrease of $2.0 million was primarily due to a $3.1 million decrease in sales and marketing expenses associated with our Communications segment, a $1.8 million decrease associated with our Content & Media segment and a $0.3 million decrease in depreciation expense. The decrease was partially offset by a $2.8 million increase in sales and marketing expenses associated with our FTD segment. Sales and marketing expenses related to our FTD, Content & Media and Communications segments constituted 61.0%, 32.0% and 6.9%, respectively, of total segment sales and marketing expenses for the quarter ended March 31, 2011, compared to 53.0%, 34.3% and 12.8%, respectively, for the quarter ended March 31, 2010.

        Technology and Development Expenses.    Consolidated technology and development expenses decreased by $1.6 million, or 11%, to $12.8 million for the quarter ended March 31, 2011, compared to $14.3 million for the quarter ended March 31, 2010. Consolidated technology and development expenses as a percentage of consolidated revenues decreased to 5.3% for the quarter ended March 31, 2011, compared to 5.7% for the prior-year period. The decrease of $1.6 million was primarily related to a $1.5 million decrease in technology and development expenses associated with our Communications segment and a $0.3 million decrease associated with our FTD segment. The decrease was partially offset by a $0.3 million increase in technology and development expenses associated with our Content & Media segment. Technology and development expenses related to our FTD, Content & Media and Communications segments constituted 27.4%, 55.2% and 17.5%, respectively, of total segment technology and development expenses for the quarter ended March 31, 2011, compared to 26.7%, 45.5% and 27.7%, respectively, for the quarter ended March 31, 2010.

        General and Administrative Expenses.    Consolidated general and administrative expenses decreased by $2.1 million, or 7%, to $28.9 million for the quarter ended March 31, 2011, compared to $31.0 million for the quarter ended March 31, 2010. Consolidated general and administrative expenses as a percentage of consolidated revenues decreased to 12.0% for the quarter ended March 31, 2011, compared to 12.3% for the prior-year period. The decrease of $2.1 million was primarily due to a $2.2 million decrease in unallocated corporate expenses, a $1.1 million decrease in general and administrative expenses associated with our Communications segment and a $1.1 million decrease associated with our FTD segment. The decrease was partially offset by a $2.2 million increase in general and administrative expenses associated with our Content & Media segment. General and administrative expenses related to our FTD, Content & Media and Communications segments constituted 40.5%, 42.8% and 16.7%, respectively, of total segment general and administrative expenses for the quarter ended March 31, 2011, compared to 46.2%, 31.5% and 22.4%, respectively, for the quarter ended March 31, 2010.

        Amortization of Intangible Assets.    Consolidated amortization of intangible assets decreased by $0.4 million, or 5%, to $7.7 million for the quarter ended March 31, 2011, compared to $8.2 million for the quarter ended March 31, 2010. The decrease was primarily due to decrease in amortization of intangible assets related to our FTD segment.

        Restructuring Charges.    Consolidated restructuring charges decreased by $0.5 million, or 50%, to $0.5 million for the quarter ended March 31, 2011, compared to $1.1 million for the quarter ended March 31, 2010. For the quarter ended March 31, 2011, the Communications segment eliminated five positions and the Company recorded restructuring charges related to employee termination benefits. Restructuring charges for the quarter ended March 31, 2010 were related to the closure of certain FTD call center facilities in the U.S. and the U.K. These restructuring charges primarily included lease termination costs and employee termination benefits.

        Interest Income.    Interest income remained flat at $0.5 million for the quarter ended March 31, 2011, compared to $0.5 million for the quarter ended March 31, 2010.

        Interest Expense.    Interest expense decreased by $2.1 million, or 29%, to $5.0 million for the quarter ended March 31, 2011, compared to $7.1 million for the quarter ended March 31, 2010. The decrease was primarily due to declining debt balances as a result of repayments on our credit facilities.

        Other Income (Expense), Net.    Other income, net increased by $1.5 million to $1.5 million for the quarter ended March 31, 2011, compared to $0.1 million for the quarter ended March 31, 2010. The increase in other income, net for the quarter ended March 31, 2011 was primarily related to a non-income tax refund at our FTD segment.

        Provision for Income Taxes.    For the quarter ended March 31, 2011, we recorded a provision for income taxes of $7.5 million on pre-tax income of $19.7 million, resulting in a year-to-date effective income tax rate of 38.1%. For the quarter ended March 31, 2010, we recorded a provision for income taxes of $8.0 million on pre-tax income of $19.2 million, resulting in a year-to-date effective income tax rate of 41.6%. The year-over-year effective income tax rate declined primarily due to a decrease in non-deductible stock-based compensation.

FTD Segment Results

        The following table presents the FTD segment's operating expenses and income from operations as a percentage of FTD revenues for the quarters ended March 31, 2011 and 2010.

	Quarter Ended March 31,
	2011	2010
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	63.2	63.6
Sales and marketing	18.5	17.0
Technology and development	1.8	2.1
General and administrative	4.9	5.6
Restructuring charges	—	0.7

Total operating expenses	88.3	88.9

Segment income from operations	11.7%	11.1%

        FTD Revenues.    FTD revenues increased by $2.2 million, or 1%, to $158.9 million for the quarter ended March 31, 2011, compared to $156.7 million for the quarter ended March 31, 2010. Excluding the impact of foreign currency exchange rates of $1.1 million due to a stronger British Pound versus the U.S. Dollar, revenues increased by $1.1 million, or 1%, compared to the prior-year period. Revenues increased in the period primarily due to increased consumer order volumes in the U.S. and the U.K. for the Valentine's Day holiday, higher non-holiday consumer order volume in the U.S. and higher average order values. These increases were partially offset by a decrease in order volume in the U.K. related to the shift in timing of the Mother's Day holiday to the second quarter of 2011 rather than the first quarter, which shifted approximately $14 million in revenues into the second quarter, and a decrease in advertising revenues due to the termination of the U.K. post-transaction sales agreement in January 2011.

        FTD Cost of Revenues.    FTD cost of revenues increased by $0.8 million, or 1%, to $100.4 million for the quarter ended March 31, 2011, compared to $99.6 million for the quarter ended March 31, 2010. Excluding the impact of foreign currency exchange rates of $0.8 million, cost of revenues was flat compared to the prior-year period. FTD cost of revenues as a percentage of revenues decreased to 63.2% for the quarter ended March 31, 2011, compared to 63.6% for the prior-year period. Cost of revenues as a percentage of revenues was positively impacted by a shift in the mix of products and services sold. This was partially offset by increased shipping costs and a decrease in post-transaction sales, which have minimal cost of revenues.

        FTD Sales and Marketing Expenses.    FTD sales and marketing expenses increased by $2.8 million, or 10%, to $29.4 million for the quarter ended March 31, 2011, compared to $26.6 million for the quarter ended March 31, 2010. FTD sales and marketing expenses as a percentage of revenues increased to 18.5% for the quarter ended March 31, 2011, compared to 17.0% for the prior-year period. Excluding the impact of foreign currency exchange rates of $0.3 million, sales and marketing expenses increased by $2.5 million, or 9%, compared to the prior-year period. The increase was primarily due to higher marketing expenditures related to television advertising in the U.K. leading up to the 2011 Mother's Day holiday and higher direct marketing costs.

        FTD Technology and Development Expenses.    FTD technology and development expenses decreased by $0.3 million, or 10%, to $2.9 million for the quarter ended March 31, 2011, compared to $3.2 million for the quarter ended March 31, 2010. FTD technology and development expenses as a percentage of revenues decreased to 1.8% for the quarter ended March 31, 2011, compared to 2.1% for the prior-year period. The decrease was primarily due to lower web hosting costs.

        FTD General and Administrative Expenses.    FTD general and administrative expenses decreased by $1.1 million, or 12%, to $7.7 million for the quarter ended March 31, 2011, compared to $8.8 million for the quarter ended March 31, 2010. FTD general and administrative expenses as a percentage of revenues decreased to 4.9% for the quarter ended March 31, 2011, compared to 5.6% for the prior-year period. The decrease in general and administrative expenses was largely attributable to decreases in bad debt and legal expenses.

        FTD Restructuring Charges.    The FTD segment recorded restructuring charges of $1.1 million for the quarter ended March 31, 2010. These charges were primarily related to the closure of certain call center facilities in the U.S. and the U.K. There were no restructuring charges for the FTD segment for the quarter ended March 31, 2011.

Content & Media Segment Results

        The following table presents the Content & Media segment's operating expenses and income from operations as a percentage of Content & Media revenues for the quarters ended March 31, 2011 and 2010.

	Quarter Ended March 31,
	2011	2010
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	18.2	16.4
Sales and marketing	31.9	34.1
Technology and development	12.1	10.9
General and administrative	16.9	11.8

Total operating expenses	79.0	73.2

Segment income from operations	21.0%	26.8%

        Content & Media Revenues.    Content & Media revenues decreased by $2.2 million, or 4%, to $48.3 million for the quarter ended March 31, 2011, compared to $50.5 million for the quarter ended March 31, 2010. The decrease was partially due to a $1.4 million decrease in services revenues. Services revenues decreased primarily as a result of an 11% decrease in our average number of pay accounts from 4.9 million for the quarter ended March 31, 2010 to 4.4 million for the quarter ended March 31, 2011, partially offset by an 8% increase in ARPU from $2.29 for the quarter ended March 31, 2010 to $2.47 for the quarter ended March 31, 2011. The increase in ARPU was primarily attributable to a lower percentage of domestic pay accounts on discounted pricing plans, partially offset by a higher percentage of lower-priced international subscription plans. At March 31, 2011, the number of pay accounts decreased by 239,000 when compared to December 31, 2010. In addition, Content & Media advertising revenues decreased by $0.8 million for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010, primarily due to a decrease in revenues generated from post-transaction sales, partially offset by an increase in revenues generated from our online loyalty marketing service. We expect that Content & Media pay accounts will continue to decline, at least in the near term.

        Content & Media Cost of Revenues.    Content & Media cost of revenues increased by $0.5 million, or 6%, to $8.8 million for the quarter ended March 31, 2011, compared to $8.3 million for the quarter ended March 31, 2010. Content & Media cost of revenues as a percentage of Content & Media revenues increased to 18.2% for the quarter ended March 31, 2011, compared to 16.4% for the prior-year period. The increase of $0.5 million was primarily due to a $0.6 million increase in the cost of points earned by members of our online loyalty marketing service.

        Content & Media Sales and Marketing Expenses.    Content & Media sales and marketing expenses decreased by $1.8 million, or 11%, to $15.4 million for the quarter ended March 31, 2011, compared to $17.2 million for the quarter ended March 31, 2010. Content & Media sales and marketing expenses as a percentage of Content & Media revenues decreased to 31.9% for the quarter ended March 31, 2011, compared to 34.1% for the prior-year period. The decrease of $1.8 million was largely the result of a $1.2 million decrease in costs to acquire online loyalty marketing members and other sales and marketing costs, a $0.3 million decrease in marketing costs to acquire new online nostalgia services members and a $0.3 million decrease in personnel- and overhead-related costs as a result of reduced headcount. We expect sales and marketing expenses to increase in the second quarter of 2011 when compared to the first quarter of 2011 due to higher media spend related to Memory Lane.

        Content & Media Technology and Development Expenses.    Content & Media technology and development expenses increased by $0.3 million, or 6%, to $5.8 million for the quarter ended March 31, 2011, compared to $5.5 million for the quarter ended March 31, 2010. Content & Media technology and development expenses as a percentage of Content & Media revenues increased to 12.1% for the quarter ended March 31, 2011, compared to 10.9% for the prior-year period. The $0.3 million increase was primarily due to an increase in personnel- and overhead-related costs.

        Content & Media General and Administrative Expenses.    Content & Media general and administrative expenses increased by $2.2 million, or 36%, to $8.2 million for the quarter ended March 31, 2011, compared to $6.0 million for the quarter ended March 31, 2010. Content & Media general and administrative expenses as a percentage of Content & Media revenues increased to 16.9% for the quarter ended March 31, 2011, compared to 11.8% for the prior-year period. The increase of $2.2 million was primarily due to a $1.9 million increase in the reserve for a pending lawsuit and a $1.2 million increase in personnel- and overhead-related costs, partially offset by a $1.0 million decrease in professional and consulting fees.

Communications Segment Results

        The following table presents the Communications segment's operating expenses and income from operations as a percentage of Communications revenues for the quarters ended March 31, 2011 and 2010.

	Quarter Ended March 31,
	2011	2010
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	26.4	23.5
Sales and marketing	9.6	14.2
Technology and development	5.3	7.4
General and administrative	9.2	9.4
Restructuring charges	1.5	—

Total operating expenses	52.1	54.5

Segment income from operations	47.9%	45.5%

        Communications Revenues.    Communications revenues decreased by $10.5 million, or 23%, to $34.7 million for the quarter ended March 31, 2011, compared to $45.2 million for the quarter ended March 31, 2010. The decrease was primarily due to a $9.1 million decrease in services revenues primarily as a result of a 30% decrease in our average number of dial-up Internet access pay accounts from 1.0 million for the quarter ended March 31, 2010 to 0.7 million for the quarter ended March 31, 2011, as well as a decrease in ARPU from $9.41 for the quarter ended March 31, 2010 to $9.33 for the quarter ended March 31, 2011. The decrease in Communications revenues was also due to a $1.4 million decrease in advertising revenues resulting from the decrease in pay accounts. We expect that Communications pay accounts and services revenues will continue to decline.

        Communications Cost of Revenues.    Communications cost of revenues decreased by $1.5 million, or 14%, to $9.2 million for the quarter ended March 31, 2011, compared to $10.6 million for the quarter ended March 31, 2010. Communications cost of revenues as a percentage of Communications revenues increased to 26.4% for the quarter ended March 31, 2011, compared to 23.5% for the prior-year period due to a higher percentage of revenues being generated from our broadband services which have a higher cost of revenues than our dial-up Internet access services. The decrease of $1.5 million was primarily due to a $0.7 million decrease in customer support and billing-related costs due to the decrease in the number of dial-up Internet access pay accounts and a $0.4 million decrease in telecommunications costs associated with our dial-up Internet access services due to the decrease in the number of dial-up Internet access pay accounts and a decrease in hourly usage per pay account. In addition, Communications cost of revenues decreased due to a $0.2 million decrease in costs associated with our broadband services. We expect cost of revenues as a percentage of revenues to continue to increase as revenues continue to decrease as a result of a higher percentage of fixed costs compared to variable costs, and a higher percentage of pay accounts being represented by broadband pay accounts, which have higher cost of revenues as compared to dial-up pay accounts.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $3.1 million, or 48%, to $3.3 million for the quarter ended March 31, 2011, compared to $6.4 million for the quarter ended March 31, 2010. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 9.6% for the quarter ended March 31, 2011, compared to 14.2% for the prior-year period. The decrease in expenses reflects the Company's decision to reduce sales and marketing expenses. The decrease of $3.1 million was primarily attributable to a

$1.8 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services, a $0.8 million decrease in personnel-and overhead-related expenses as a result of reduced headcount and a $0.4 million decrease in customer service costs related to our dial-up Internet access services.

        Communications Technology and Development Expenses.    Communications technology and development expenses decreased by $1.5 million, or 45%, to $1.8 million for the quarter ended March 31, 2011, compared to $3.3 million for the quarter ended March 31, 2010. Communications technology and development expenses as a percentage of Communications revenues decreased to 5.3% for the quarter ended March 31, 2011, compared to 7.4% for the prior-year period. The decrease of $1.5 million was the result of a decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Communications General and Administrative Expenses.    Communications general and administrative expenses decreased by $1.1 million, or 25%, to $3.2 million for the quarter ended March 31, 2011, compared to $4.3 million for the quarter ended March 31, 2010. Communications general and administrative expenses as a percentage of Communications revenues decreased to 9.2% for the quarter ended March 31, 2011, compared to 9.4% for the prior-year period. The decrease of $1.1 million was primarily due to a decrease in personnel- and overhead-related costs as a result of reduced headcount.

        Communications Restructuring Charges.    Communications restructuring charges related to employee termination benefits were $0.5 million for the quarter ended March 31, 2011. There were no restructuring charges for the quarter ended March 31, 2010.

Unallocated Corporate Expenses

        Unallocated corporate expenses decreased by $2.2 million, or 21%, to $8.7 million for the quarter ended March 31, 2011, compared to $10.9 million for the quarter ended March 31, 2010. The decrease was primarily due to $2.0 million of expenses recorded in the first quarter of 2010 related to a potential transaction that failed to consummate.

Liquidity and Capital Resources

        Our total cash and cash equivalents balances increased by $6.1 million, or 6%, to $106.4 million at March 31, 2011, compared to $100.3 million at December 31, 2010. Our summary cash flows for the quarters ended March 31, 2011 and 2010 were as follows (in thousands):

	Quarter Ended March 31,
	2011	2010
Net cash provided by operating activities	$27,739	$51,487
Net cash used for investing activities	$(8,301)	$(5,162)
Net cash used for financing activities	$(15,316)	$(39,907)

Quarter Ended March 31, 2011 compared to Quarter Ended March 31, 2010

        Net cash provided by operating activities decreased by $23.7 million, or 46%, for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in working capital including, but not limited to, depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, deferred taxes, and tax benefits (shortfalls) from equity awards. The decrease in net cash provided by operating activities was due to a $22.4 million increase in working capital requirements primarily related to the timing of payments to vendors and the shift in timing of the U.K. Mother's Day from March to April as well as a $1.4 million decrease in net income, adjusted for non-cash items. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities increased by $3.1 million, or 61%, for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010. The increase was due to a $1.9 million increase in capital expenditures and $1.2 million in purchases of rights, content and intellectual property related to acquiring new content for our domestic online nostalgia services business. We currently anticipate expending between $4 million to $6 million on purchases of rights, content and intellectual property in 2011, primarily for the purpose of adding new content.

        Capital expenditures for the quarter ended March 31, 2011 were $7.1 million. We currently anticipate that our total capital expenditures for 2011 will be in the range of $25 million to $30 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities decreased by $24.6 million, or 62%, for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010. The decrease in net cash used for financing activities was primarily due to a decrease in debt payments of $25.1 million for the quarter ended March 31, 2011, compared to the prior-year period.

        The payment of dividends and dividend equivalents is a cash outflow from financing activities. In January 2011, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The dividend was paid on February 28, 2011 and totaled $9.4 million, including dividend equivalents paid on nonvested restricted stock units. In April 2011, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is May 12, 2011 and the dividend will be paid on May 31, 2011. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors. In accordance with the terms of the credit agreement between FTD Group, Inc. and Wells Fargo Bank, National Association (the "FTD Credit Agreement"), cash flows generated by FTD will, in general, not be available to United Online, Inc. or our segments other than the FTD segment.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, we repurchased a total of $150.2 million of our common stock under the Program and at December 31, 2010, the remaining amount available under the Program was $49.8 million. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million. At March 31, 2011, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units and stock awards we grant to employees. In general, we currently do not collect the applicable required employee withholding taxes from employees upon vesting of restricted stock units and upon the issuance of stock awards. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the quarters ended March 31, 2011 and 2010 were $6.2 million and $6.0 million, respectively, for which we withheld 0.9 million shares and 1.0 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting and stock awards being issued during the period.

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

Contractual Obligations

        Contractual obligations at March 31, 2011 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest	$327,596	$20,084	$89,704	$217,808	$—
Member redemption liability	24,375	19,503	4,872	—	—
Operating leases	42,128	13,486	17,085	7,026	4,531
Services and promotional contracts	5,163	3,797	1,366	—	—
Telecommunications purchases	7,779	5,246	2,533	—	—
Media purchases	7,224	7,224	—	—	—
Floral-related purchases	5,342	5,342	—	—	—
Other long-term liabilities	3,374	235	2,158	266	715

Total	$422,981	$74,917	$117,718	$225,100	$5,246

        Commitments under letters of credit at March 31, 2011 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years
Letters of credit	$1,541	$1,299	$242

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

Off-Balance Sheet Arrangements

        At March 31, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        Receivables—In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, as codified in Accounting Standards Codification ("ASC") 310. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this update are effective for the period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We are currently evaluating the impact, if any, of this update on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash, cash equivalents, and the outstanding balance of the FTD Credit Agreement. The interest rate set forth in the FTD Credit Agreement for loans made under the revolving credit facility and term loan A facility is either LIBOR plus 3.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 2.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The interest rate set forth in the FTD Credit Agreement for loans made under the term loan B facility is either LIBOR plus 4.50% per annum (with a LIBOR floor of 3.00%) or the prime rate plus 3.50% per annum, in each case, with step-downs in the interest rate depending on FTD's leverage ratio. The FTD Credit Agreement also requires that FTD Group, Inc. maintain one or more interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, or other similar arrangements to manage risks associated with interest rate fluctuations and exposures on its credit facilities with Wells Fargo Bank, National Association. Accordingly, in November 2008, FTD Group, Inc. entered into a three-year interest rate cap instrument based on LIBOR and a $150 million notional amount of our FTD Credit Agreement. At inception and at December 31, 2008, the interest rate cap instrument was designated as a cash flow hedge against expected future cash flows attributable to future LIBOR interest payments on the outstanding borrowings under the FTD Credit Agreement. However, in January 2009, as economic and capital market conditions continued to deteriorate, we determined that prime rate-based borrowings were more attractive than LIBOR-based borrowings. Therefore, in January 2009, the cash flow hedge was, and continues to be, de-designated and accordingly does not currently qualify for hedge accounting treatment. As a result, subsequent fluctuations in the market value of the interest rate cap are recorded in our results of operations. For the quarter ended March 31, 2011, the amount recorded in our results of operations was immaterial. A 100 basis point increase in interest rates would result in an estimated annual increase in our interest expense related to the outstanding debt under the FTD Credit Agreement of approximately $2.7 million.

        While we do not currently maintain any short-term investments, we still maintain deposits which are classified as cash equivalents. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates.

Foreign Currency Risk

        We transact business in foreign currencies and are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP") and the Euro ("EUR") and, to a much lesser extent, the Indian Rupee ("INR"), the Swedish Krona ("SEK"), the Swiss Franc ("CHF"), and the Canadian Dollar ("CAD"), which may result in gains or losses reported in our results of operations. The volatilities in GBP, EUR, INR, SEK, CHF, and CAD (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the trend in currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and net income. A 1% adverse change in overall foreign currency exchange rates over an entire year would not have a material impact on estimated annual revenues and estimated annual income before income taxes. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income (expense), net in the unaudited condensed consolidated statements of operations.

        We utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries. These contracts are designated as hedges of net investments in foreign entities, and the gains or losses are reported in other comprehensive income to the extent that they are effective. At March 31, 2011, the notional value of open forward foreign currency contracts accounted for as foreign net investment hedges totaled $10.2 million.

        Periodically, we enter into forward foreign currency exchange contracts which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to partially offset the economic effect of fluctuations in the foreign currency exchange rates. We may in the future also use other derivative financial instruments, if it is determined that such hedging activities are appropriate to reduce risk.

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

        On October 30, 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. On December 19, 2008, Xavier Vasquez filed a purported class action complaint against Classmates Online, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs are seeking injunctive relief and damages. On April 30, 2009, the United States District Court of the Western District of Washington consolidated the Michaels and the Vasquez actions and designated the Michaels action as the lead case. On March 12, 2010, the parties entered into a comprehensive class action settlement agreement. On December 16, 2010, the court conducted a final approval hearing on the settlement. On February 22, 2011, the court issued an Order formally denying final approval of the settlement. On March 24, 2011, the parties entered into a revised settlement agreement, and on March 25, 2011, plaintiffs filed a motion for preliminary approval of the revised settlement. The court has not yet ruled on the motion.

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

        We are subject to various legal proceedings, investigations, claims, and litigation that can involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. There can be no assurance, however, that such legal proceedings, investigations, claims, and litigation, which are inherently uncertain, will not materially and adversely affect our business, financial condition, results of operations, or cash flows. At March 31, 2011, we had a reserve of $4.4 million for a pending lawsuit.

ITEM 1A.    RISK FACTORS

        The risk factors set forth below are substantially the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

        Our results of operations and changes in our key business metrics from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. Each of the risk factors discussed in this Item 1A and the other factors described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the "SEC") may affect us from period to period and may affect our long-term performance. As a result, you should not rely on period-to-period comparisons as an indication of our future performance. In addition, these factors and the challenging economic conditions create difficulties with respect to our ability to forecast our financial performance and business metrics accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and business metrics. We cannot assure you that we will achieve the expectations of, or projections made by, our management or the financial analysts. In the event we do not achieve such expectations or projections, our financial results and the price of our common stock could be adversely affected.

New business initiatives, products, services, or features may not be successful, which could adversely impact our key metrics and financial results.

        We have expended, and will continue to expend, significant resources in developing and implementing new business initiatives, products, services, and features, such as those related to our ongoing transition of Memory Lane to be the premier U.S. website for nostalgic content. Such development and implementation involves a number of uncertainties, including unanticipated delays and expenses and technological problems. New business initiatives, products, services, or features also may not be accepted by consumers or commercially successful. We cannot assure you that we will be successful in such development and implementation efforts, including those related to the Memory Lane business, or that any new business initiatives, products, services, or features will be accepted by consumers or commercially successful. If our development and implementation efforts are not successful, or such new initiatives, products, services, or features are not accepted by consumers or commercially successful, our key metrics and financial results could be materially and adversely impacted.

We may be unable to maintain or grow our advertising revenues. Reduced advertising revenues may reduce our profits.

        Advertising revenues are a key component of our revenues and profitability. Factors that have caused, or may cause in the future, our advertising revenues to fluctuate include, without limitation, the effect of, changes to, or terminations of key advertising relationships, changes to our websites and advertising inventory, changes in applicable laws, regulations or business practices, including those related to behavioral or targeted advertising and user privacy, changes in business models, changes in the online advertising market, changes in the economy, advertisers' budgeting and buying patterns, competition, changes in the number of visitors to our websites, active accounts or consumers purchasing our products and services, and changes in usage of our services. Decreases in our advertising revenues are likely to adversely impact our profitability.

        Our advertising revenues have in the past declined, and may in the future decline, when compared to prior periods. Advertising revenues generated by our Communications segment generally have been declining primarily as a result of the decrease in our dial-up Internet access pay accounts. In addition, prior to 2010, our Content & Media and FTD segments collectively derived significant advertising revenues from domestic post-transaction sales agreements. Post-transaction sales involve the online presentation of a third-party offer immediately following the point where a consumer has purchased our subscription services or floral products, as applicable. Although we expect to offer our members and customers services or products at the end of our registration or sale processes, including third-party offers as well as our own offers, we do not expect the revenues from such offers to be significant. The layout of the Memory Lane website also has fewer prime advertisement placement locations than the historical Classmates.com website. Any or all of the above factors have caused, and could continue to cause, our advertising revenues and profits to significantly decline in the future.

Changes in exchange rates could adversely affect comparisons of our operating results.

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, including the British Pound, the Euro, the Indian Rupee, the Swedish Krona, the Swiss Franc, and the Canadian Dollar. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the trend in currency exchange rates. Certain of our key business metrics, such as the FTD segment's average order value, are similarly affected by such currency fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the British Pound and the Euro, has had, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could negatively impact the comparisons of such results against prior periods.

Our marketing efforts may not be successful, which could increase our costs and adversely impact our key metrics and financial results.

        We spend significant resources marketing our brands, products and services. We rely on relationships with a wide variety of third parties, including Internet search providers, Internet advertising networks, co-registration partners, retailers, distributers and direct marketers, to promote or distribute our products and services. In addition, in connection with the launch of the Memory Lane website, we have spent, and may continue to spend, a significant amount on its marketing, including through television advertising. If our marketing activities are inefficient or unsuccessful, or if important third-party relationships become more expensive or unavailable, our key metrics and financial results could be materially and adversely impacted.

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

Foreign, state and local governments may attempt to impose additional income taxes, sales and use taxes, value added taxes or other taxes on our business activities and Internet-based transactions, including our past sales, which could decrease our ability to compete, reduce our sales, or have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        We are subject to income and various other taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. In addition, our effective income tax rates could be adversely affected by earnings being less than anticipated in countries where we have lower statutory rates and more (or determined to be more by a particular taxing jurisdiction) than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by, among other factors, changes in the relevant tax, accounting and other laws, regulations, principles, and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income and other taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions, and our historical recognition of other tax matters. The results of an audit or litigation could have a material effect on our business, financial condition, results of operations, and cash flows.

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

  •
  potentially adverse tax consequences, including the complexities of foreign value added taxes and restrictions on the repatriation of earnings;

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

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could delay or discourage takeover attempts that stockholders may consider favorable or beneficial.

        Provisions of our certificate of incorporation, our bylaws and Delaware law could make it difficult for our stockholders to elect directors and take other corporate actions. These provisions could have the effect of delaying or discouraging takeover attempts that our stockholders may consider favorable or beneficial because of the premium price that would be offered by a potential acquirer. In addition, although our previous stockholder rights plan expired in February 2011, there are no assurances that our Board of Directors will not implement a new stockholder rights plan in the future.

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

        Due to economic conditions and for competitive and other reasons, we have been offering broader and greater discounts to the consumer, both on a promotional basis to consumers generally as well as through strategic arrangements with third parties that have a fixed, and in certain cases greater, discount or other associated costs. We also offer discounts on our floral network service fees from time to time on a promotional basis. Increases in the portion of products and services sold at a discount, including through such strategic arrangements, has resulted, and may in the future result, in reduced revenues, an increase in cost of revenues as a percentage of revenues, and a decrease in segment income from operations. We currently intend to continue selling a portion of our products and services at a discount, including through such strategic arrangements, and there are no assurances that the portion of products and services sold at a discount, including through such strategic arrangements, will not continue to increase. The continued use of discounts for our products and services may result in our becoming more reliant upon offering discounts, including through such strategic arrangements, in order to sell our products and services, which could result in our having to reduce our standard pricing, and may adversely impact our financial results.

If the supply of flowers becomes limited, the price of these products could rise or these products may become unavailable, which could result in our not being able to meet consumer demand and could cause an adverse effect on our business, financial condition, results of operations, and cash flows.

        Many factors, such as weather conditions, agricultural limitations, restrictions relating to the management of pests and disease, and fair trade and other social or environmental issues, affect the supply of flowers and the price of our floral products. If the supply of flowers available for sale is limited, the wholesale prices of flowers could rise, which would cause us to increase our prices or reduce our profits. An increase in our prices could result in a decline in customer demand for our floral products, which would decrease our revenues.

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

  •
  fair trade and other social or environmental certifications, requirements or practices;

  •
  governmental bans or quarantines;

  •
  disruption in transportation and delivery;

  •
  trade restrictions, including U.S. retaliation against foreign trade practices; and

  •
  transportation availability and costs.

Foreign, state and local governments may attempt to impose additional sales and use taxes, value added taxes or other taxes on our business activities, including our past sales, which could decrease our ability to compete, reduce our sales, and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        Additionally, in accordance with current industry practice by international floral and gift direct marketers and our interpretation of applicable law, we collect and remit value added taxes on certain consumer orders placed through Interflora. Future changes in the operation of our business could result in the imposition of additional tax obligations. Moreover, if a foreign taxing authority challenges our current practice or implements new legislative initiatives, additional taxes on consumer sales could be due by us. The imposition of additional tax liabilities for past or future sales could decrease our ability to compete with traditional retailers and reduce our sales, which could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

        In 2010, we made the strategic decision to expand upon the historical value proposition of our Classmates service and transition the website to be the premier U.S. website to access, acquire, interact with, and share nostalgic content under the new Memory Lane brand. There are many risks associated with such transition. We have marketed, and plan to continue marketing, the new website and brand through a significant marketing campaign, and our efforts may not be successful. In addition, we charge for certain premium content and other products, and there are no assurances that consumers will find such content and products to be compelling and be willing to pay for them, which could result in our having to reduce our standard pricing or change our pricing structure or business model. We also have altered, and will continue to evaluate and evolve, the ways in which we bring Internet traffic to the website and in which visitors navigate the website. Such changes may not be successful and could adversely affect Internet traffic to the website, the visitor's experience, as well as our key metrics, including the number of free accounts, pay accounts, active accounts, and visitors to the website generally. We intend to add new forms of content and social interaction features to the website, but we may experience delays or technical issues in connection with the implementation of such new content and features. Technology is also constantly evolving and the website may not be compatible with the latest mobile and other devices used by consumers. There are no assurances that the Memory Lane initiative will be successful. If this initiative is not successful, our business, key metrics and financial results will be adversely affected.

We face intense competition that could result in the failure of our online nostalgia services to be commercially successful.

        As consumers continue to spend more time and money online, the competition for their time and engagement has continued to intensify. Consumers have a great number of options for online content and entertainment, including, by way of example, websites offering news and current events, movies, television shows, videos, information about any and virtually every topic, and the opportunity to communicate, socialize and interact with acquaintances and others. The value proposition of our historical Classmates service as well as that of our international services competes with major social networking websites such as Facebook and Internet search engines such as Google. Our expanded online nostalgia service continues to compete with these types of websites, as well as other websites that offer online content and entertainment, such as, by way of example, YouTube with respect to videos, Hulu with respect to television shows, websites offering games, and websites offering other forms of social media, such as Twitter. Many of our competitors offer their content and services free of charge.

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

        Pay accounts are critical to our business model. Only a small percentage of users visiting our websites or initially registering for our online nostalgia services sign up for a paid subscription at the time of registration. As a result, our ability to generate subscription revenue is highly dependent on our ability to attract visitors to our websites, register them as free members, encourage them to return to our websites, and convince them to become pay accounts in order to access the pay features of our websites. The number of pay accounts has been decreasing, and there are no assurances that such trend will not continue. If we are not able to attract visitors to our websites and convert a significant portion to pay accounts, the number of pay accounts for our online nostalgia services will continue to decline and our business and financial results would be adversely affected.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (b) Not applicable

(c)   Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allowed us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From time to time, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. In April 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the Program, bringing the total amount authorized under the Program to $200 million. In December 2009, the Board of Directors again further extended the Program through December 31, 2010. From August 2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million. At March 31, 2011, the authorization remaining under the Program was $80 million.

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

        Common stock repurchases during the quarter ended March 31, 2011 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
February 2011	888	$6.94	—	$80,000

ITEM 6.    EXHIBITS

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
4.1	Amendment No. 2 to Rights Agreement, dated as of February 28, 2011, between the Registrant and Computershare Trust Company, N.A.		8-K	000-33367	3/1/2011
4.2	Certificate of Elimination of Series A Junior Participating Preferred Stock		8-K	000-33367	3/1/2011
10.1	2011 Management Bonus Plan	X		000-33367	5/9/2011
10.2	2011 Special Bonus Plan	X		000-33367	5/9/2011
10.3	Amended and Restated United Online, Inc. Severance Benefit Plan	X		000-33367	5/9/2011
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/9/2011
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/9/2011
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/9/2011
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/9/2011
101.INS	XBRL Instance Document	X		000-33367	5/9/2011
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	5/9/2011
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	5/9/2011
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	5/9/2011
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	5/9/2011
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	5/9/2011

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2011	UNITED ONLINE, INC. (Registrant)
	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
4.1	Amendment No. 2 to Rights Agreement, dated as of February 28, 2011, between the Registrant and Computershare Trust Company, N.A.		8-K	000-33367	3/1/2011
4.2	Certificate of Elimination of Series A Junior Participating Preferred Stock		8-K	000-33367	3/1/2011
10.1	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—initial grant)	X		000-33367	5/9/2011
10.2	2011 Special Bonus Plan	X		000-33367	5/9/2011
10.3	Amended and Restated United Online, Inc. Severance Benefit Plan	X		000-33367	5/9/2011
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/9/2011
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/9/2011
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/9/2011
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/9/2011
101.INS	XBRL Instance Document	X		000-33367	5/9/2011
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	5/9/2011
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	5/9/2011
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	5/9/2011
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	5/9/2011
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	5/9/2011