Form 10-Q
period 2011-06-30
UNITED ONLINE INC
filed 2011-08-08
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
(Do not check if a smaller reporting company)

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        There were 88,692,654 shares of the Registrant's common stock outstanding at July 29, 2011.

UNITED ONLINE, INC.
INDEX TO FORM 10-Q
For the Quarter Ended June 30, 2011

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$111,444	$100,264
Accounts receivable, net of allowance for doubtful accounts	38,818	49,797
Deferred tax assets, net	15,114	14,200
Other current assets	22,924	28,494

Total current assets	188,300	192,755
Property and equipment, net	65,299	63,893
Goodwill	463,162	459,409
Intangible assets, net	250,868	262,775
Other assets	13,313	13,326

Total assets	$980,942	$992,158

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$53,518	$71,659
Accrued liabilities	41,739	48,881
Member redemption liability	19,309	19,899
Deferred revenue	68,272	71,673
Current portion of long-term debt	2,650	—

Total current liabilities	185,488	212,112
Member redemption liability	4,859	4,967
Deferred revenue	2,518	3,021
Long-term debt, net of discounts	259,577	258,084
Deferred tax liabilities, net	43,604	42,677
Other liabilities	11,052	16,816

Total liabilities	507,098	537,677

Commitments and contingencies
Stockholders' equity:
Common stock	9	9
Additional paid-in capital	489,584	493,387
Accumulated other comprehensive loss	(28,148)	(33,628)
Retained earnings (accumulated deficit)	12,399	(5,287)

Total stockholders' equity	473,844	454,481

Total liabilities and stockholders' equity	$980,942	$992,158

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Products	$145,832	$121,971	$274,918	$246,458
Services	109,733	120,715	222,152	247,953

Total revenues	255,565	242,686	497,070	494,411
Operating expenses:
Cost of revenues—products	108,637	90,228	204,792	185,413
Cost of revenues—services	23,305	24,667	47,976	50,680
Sales and marketing	48,811	49,013	96,946	99,143
Technology and development	13,243	13,646	26,018	27,995
General and administrative	26,039	27,259	54,913	58,243
Amortization of intangible assets	7,598	8,115	15,343	16,278
Restructuring charges	143	(78)	677	991

Total operating expenses	227,776	212,850	446,665	438,743

Operating income	27,789	29,836	50,405	55,668
Interest income	283	412	832	877
Interest expense	(10,776)	(6,314)	(15,817)	(13,463)
Other income, net	166	53	1,705	135

Income before income taxes	17,462	23,987	37,125	43,217
Provision for income taxes	2,694	10,030	10,176	18,039

Net income	$14,768	$13,957	$26,949	$25,178

Income allocated to participating securities	(577)	(859)	(1,142)	(1,590)

Net income attributable to common stockholders	$14,191	$13,098	$25,807	$23,588

Basic net income per common share	$0.16	$0.15	$0.29	$0.27

Shares used to calculate basic net income per common share	88,507	87,021	87,965	86,393

Diluted net income per common share	$0.16	$0.15	$0.29	$0.27

Shares used to calculate diluted net income per common share	88,625	87,782	88,225	87,167

Dividends paid per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$14,768	$13,957	$26,949	$25,178
Change in losses on derivative instruments, net of tax of $(44) and $(12) for the quarter and six months ended June 30, 2011	(108)	—	(20)	—
Foreign currency translation	443	(3,408)	5,500	(14,567)

Comprehensive income	$15,103	$10,549	$32,429	$10,611

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2011	86,745	$9	$493,387	$(33,628)	$(5,287)	$454,481
Exercises of stock options	13	—	24	—	—	24
Issuance of common stock through employee stock purchase plan	517	—	2,349	—	—	2,349
Vesting of restricted stock units	1,418	—	—	—	—	—
Repurchases of common stock	—	—	(6,330)	—	—	(6,330)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(9,141)	—	(9,263)	(18,404)
Change in dividend equivalents payable on restricted stock units	—	—	174	—	—	174
Stock-based compensation	—	—	9,221	—	—	9,221
Change in losses on derivative instruments, net of tax	—	—	—	(20)	—	(20)
Foreign currency translation	—	—	—	5,500	—	5,500
Tax shortfalls from equity awards	—	—	(100)	—	—	(100)
Net income	—	—	—	—	26,949	26,949

Balance at June 30, 2011	88,693	$9	$489,584	$(28,148)	$12,399	$473,844

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$26,949	$25,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,330	29,845
Stock-based compensation	9,221	14,221
Provision for doubtful accounts receivable	1,366	2,545
Accretion of discounts and amortization of debt issue costs	1,052	2,720
Loss on extinguishment of debt	6,078	—
Deferred taxes, net	(538)	(3,149)
Tax benefits (shortfalls) from equity awards	13	(98)
Excess tax benefits from equity awards	(251)	(349)
Other	161	420
Changes in operating assets and liabilities:
Accounts receivable, net	9,943	10,667
Other assets	6,832	6,850
Accounts payable and accrued liabilities	(26,889)	(10,240)
Member redemption liability	(697)	(1,759)
Deferred revenue	(5,476)	(984)
Other liabilities	(5,817)	422

Net cash provided by operating activities	50,277	76,289

Cash flows from investing activities:
Purchases of property and equipment	(13,662)	(14,146)
Purchases of rights, content and intellectual property	(2,114)	(1,170)
Proceeds from sales of assets, net	—	49

Net cash used for investing activities	(15,776)	(15,267)

Cash flows from financing activities:
Proceeds from term loan	261,325	—
Payments on term loans	(264,625)	(54,819)
Payments for debt issuance costs	(30)	—
Proceeds from exercises of stock options	24	11
Proceeds from employee stock purchase plan	2,349	2,612
Repurchases of common stock	(6,330)	(6,695)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	(18,684)	(18,462)
Excess tax benefits from equity awards	251	349

Net cash used for financing activities	(25,720)	(77,004)

Effect of foreign currency exchange rate changes on cash and cash equivalents	2,399	(4,598)
Change in cash and cash equivalents	11,180	(20,580)
Cash and cash equivalents, beginning of period	100,264	115,509

Cash and cash equivalents, end of period	$111,444	$94,929

Supplemental disclosure of non-cash investing and financing activities:
Decrease in dividend equivalents payable on restricted stock units	$(174)	$(208)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. (together with its subsidiaries, "United Online" or the "Company") is a leading provider of consumer products and services over the Internet through a number of brands, including FTD, Interflora, Memory Lane, Classmates, StayFriends, MyPoints, and NetZero. On August 26, 2008, the Company completed its acquisition of 100% of the capital stock of FTD Group, Inc. (together with its subsidiaries, "FTD"). The Company reports its business in three reportable segments: FTD, Content & Media and Communications. The Company's FTD segment provides floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services. The Company's Content & Media services are online nostalgia services and online loyalty marketing. The Company's primary Communications service is Internet access. On a combined basis, the Company's web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet information at December 31, 2010 is derived from the Company's audited consolidated financial statements, filed on February 28, 2011 with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, but does not include all of the disclosures required by GAAP.

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

        Derivative Instruments—From time to time, the Company utilizes forward foreign currency exchange contracts to protect the value of its net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment, the gain or loss is reported in accumulated other comprehensive income in the unaudited condensed consolidated statement of stockholders' equity to the extent the hedge is effective, with the related amounts due to or from counterparties included in other liabilities or other assets. The Company utilizes the forward-rate method of assessing hedge effectiveness. Gains or losses related to any ineffective portions of net investment hedges are recognized in the unaudited condensed consolidated statements of operations. There was no ineffectiveness related to the Company's foreign currency net investment hedges for the quarter and six months ended June 30, 2011. These forward foreign currency exchange contracts do not contain any credit risk-related contingent features as defined by Accounting Standards Codification ("ASC") 815, Derivatives and Hedging.

        In addition, the Company periodically enters into forward foreign currency exchange contracts which are not designated as hedging instruments for accounting purposes. The Company enters into these derivative instruments to partially offset the economic effect of fluctuations in foreign currency exchange rates.

Recent Accounting Pronouncements

        Receivables—In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, as codified in ASC 310, Receivables. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this update are effective for the period beginning on or after June 15, 2011, and should be applied retrospectively to

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

the beginning of the annual period of adoption. The Company does not expect this update to have a material impact on its consolidated financial statements.

        Comprehensive Income—In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, as codified in ASC 220, Comprehensive Income. The amendments in this update require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this update to have a material impact on its consolidated financial statements.

2. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Quarter Ended June 30, 2011
	FTD	Content & Media	Communications	Total
Products	$145,832	$—	$—	$145,832
Services	30,467	32,249	26,112	88,828
Advertising	—	15,178	6,167	21,345

Total segment revenues	$176,299	$47,427	$32,279	$256,005

Segment income from operations	$24,682	$9,208	$15,865	$49,755

	Quarter Ended June 30, 2010
	FTD	Content & Media	Communications	Total
Products	$121,971	$—	$—	$121,971
Services	30,545	33,213	35,265	99,023
Advertising	153	15,571	6,774	22,498

Total segment revenues	$152,669	$48,784	$42,039	$243,492

Segment income from operations	$19,568	$13,123	$19,102	$51,793

	Six Months Ended June 30, 2011
	FTD	Content & Media	Communications	Total
Products	$274,918	$—	$—	$274,918
Services	60,258	64,778	53,991	179,027
Advertising	22	30,962	12,986	43,970

Total segment revenues	$335,198	$95,740	$66,977	$497,915

Segment income from operations	$43,255	$19,331	$32,490	$95,076

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

	Six Months Ended June 30, 2010
	FTD	Content & Media	Communications	Total
Products	$246,458	$—	$—	$246,458
Services	62,276	67,165	72,283	201,724
Advertising	622	32,121	14,997	47,740

Total segment revenues	$309,356	$99,286	$87,280	$495,922

Segment income from operations	$36,993	$26,654	$39,697	$103,344

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment revenues:
FTD	$176,299	$152,669	$335,198	$309,356
Content & Media	47,427	48,784	95,740	99,286
Communications	32,279	42,039	66,977	87,280

Total segment revenues	256,005	243,492	497,915	495,922
Intersegment eliminations	(440)	(806)	(845)	(1,511)

Consolidated revenues	$255,565	$242,686	$497,070	$494,411

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment operating expenses:
FTD	$151,617	$133,101	$291,943	$272,363
Content & Media	38,219	35,661	76,409	72,632
Communications	16,414	22,937	34,487	47,583

Total segment operating expenses	206,250	191,699	402,839	392,578
Depreciation	6,409	6,897	12,554	13,564
Amortization of intangible assets	7,869	8,118	15,776	16,281
Unallocated corporate expenses	7,688	6,942	16,341	17,831
Intersegment eliminations	(440)	(806)	(845)	(1,511)

Consolidated operating expenses	$227,776	$212,850	$446,665	$438,743

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment income from operations:
FTD	$24,682	$19,568	$43,255	$36,993
Content & Media	9,208	13,123	19,331	26,654
Communications	15,865	19,102	32,490	39,697

Total segment income from operations	49,755	51,793	95,076	103,344
Depreciation	(6,409)	(6,897)	(12,554)	(13,564)
Amortization of intangible assets	(7,869)	(8,118)	(15,776)	(16,281)
Unallocated corporate expenses	(7,688)	(6,942)	(16,341)	(17,831)

Consolidated operating income	$27,789	$29,836	$50,405	$55,668

        International revenues are generated by the Company's operations in Europe. International revenues totaled $55.6 million and $105.4 million for the quarter and six months ended June 30, 2011, respectively. International revenues totaled $36.3 million and $93.3 million for the quarter and six months ended June 30, 2010, respectively.

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	June 30, 2011	December 31, 2010
United States	$68,885	$68,222
Europe	9,727	8,997

Total long-lived assets	$78,612	$77,219

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, pursuant to ASC 280, Segment Reporting, total segment assets have not been disclosed.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS

Financing Receivables

        Credit quality of financing receivables was as follows (in thousands):

	June 30, 2011	December 31, 2010
Current	$14,522	$16,625
Past due	3,795	3,705

Total	$18,317	$20,330

        A significant majority of the past due financing receivables at June 30, 2011 and December 31, 2010 were 120 days or more past due. Financing receivables on nonaccrual status at June 30, 2011 and December 31, 2010 totaled $3.8 million and $4.0 million, respectively.

        The changes in allowance for credit losses related to financing receivables for the six months ended June 30, 2011 were as follows (in thousands):

Balance at January 1, 2011:	$3,597
Current period provision	377
Write-offs charged against allowance	(337)

Balance at June 30, 2011	$3,637

Other Current Assets

        Other current assets consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Prepaid expenses—other	$10,324	$9,185
Floral-related inventories	3,265	5,321
Income taxes receivable	1,376	3,962
Gift cards related to member redemption liability	2,698	2,973
Prepaid advertising and promotions	1,290	1,855
Prepaid floral catalog expenses	1,327	1,305
Prepaid insurance	146	1,248
Other	2,498	2,645

Total	$22,924	$28,494

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Employee compensation and related expenses	$19,786	$23,411
Income taxes payable	3,831	5,987
Non-income taxes payable	4,853	5,527
Customer deposits	2,111	2,608
Reserve for pending legal settlement	4,417	2,161
Other	6,741	9,187

Total	$41,739	$48,881

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the six months ended June 30, 2011 were as follows (in thousands):

	FTD	Content & Media	Communications	Total
Balance at January 1, 2011:
Goodwill (excluding impairment charges)	$441,202	$124,718	$13,227	$579,147
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at January 1, 2011	327,202	124,718	7,489	459,409
Foreign currency translation	3,737	16	—	3,753

Balance at June 30, 2011:
Goodwill (excluding impairment charges)	444,939	124,734	13,227	582,900
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at June 30, 2011	$330,939	$124,734	$7,489	$463,162

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	June 30, 2011
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$101,012	$(92,498)	$8,514
Customer contracts and relationships	112,436	(59,075)	53,361
Trademarks and trade names	183,694	(18,925)	164,769
Software and technology	46,695	(28,769)	17,926
Rights, content and intellectual property	9,861	(3,563)	6,298

Total	$453,698	$(202,830)	$250,868

	December 31, 2010
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,873	$(91,278)	$9,595
Customer contracts and relationships	111,913	(50,273)	61,640
Trademarks and trade names	182,463	(17,603)	164,860
Software and technology	46,513	(24,527)	21,986
Rights, content and intellectual property	7,735	(3,041)	4,694

Total	$449,497	$(186,722)	$262,775

        The Company's acquired trademarks and trade names related to the acquisition by the Company of FTD in August 2008, are indefinite-lived and, accordingly, there is no associated amortization expense or accumulated amortization. At June 30, 2011 and December 31, 2010, the FTD trademarks and trade names after impairment and foreign currency translation adjustments totaled $157.9 million and $156.7 million, respectively.

5. LONG-TERM DEBT

        In connection with the FTD acquisition in August 2008, UNOLA Corp., which was then an indirect wholly-owned subsidiary of United Online, Inc., and which subsequently merged into FTD Group, Inc., entered into a $425 million senior secured credit agreement with Wells Fargo Bank, National Association, as Administrative Agent (the "2008 Credit Agreement"), consisting of (i) a term loan A facility of $75 million, (ii) a term loan B facility of $300 million, and (iii) a revolving credit facility of up to $50 million. On June 10, 2011, FTD Group, Inc. entered into a new credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent for the lenders, to refinance the 2008 Credit Agreement. The Credit Agreement provides FTD Group, Inc. with a $315 million senior secured credit facility consisting of (i) a $265 million seven-year term loan (the "Term Loan") and (ii) a $50 million five-year revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"), and certain other financial accommodations, including letters of credit.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT (Continued)

        On June 10, 2011, FTD Group, Inc. repaid in full all outstanding indebtedness under the 2008 Credit Agreement. No penalties were paid in connection with such repayment. The repayment of obligations under the 2008 Credit Agreement was financed with the proceeds of the $265 million of term loan borrowings under the Credit Agreement and FTD's available cash. No funds were borrowed under the Revolving Credit Facility at closing.

        The obligations under the Credit Agreement are guaranteed by the parent of FTD Group, Inc., UNOL Intermediate, Inc. ("Holdings"), and certain of the wholly-owned domestic subsidiaries of FTD Group, Inc. (the "Subsidiary Guarantors"). In addition, the obligations under the Credit Agreement are secured by a lien on substantially all of the assets of FTD Group, Inc., Holdings and the Subsidiary Guarantors (collectively, the "Loan Parties"), including a pledge of all (except with respect to foreign subsidiaries, in which case such pledge shall be limited to 66%) of the outstanding capital stock of certain direct subsidiaries of the Loan Parties.

        The interest rates on both the Term Loan and the Revolving Credit Facility are either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the Term Loan). In addition, there is a commitment fee equal to 0.50% per annum (with step-downs in the commitment fee depending on FTD's net leverage ratio) on the unused portion of the Revolving Credit Facility. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that require, among other things, FTD to maintain compliance with a maximum net leverage ratio and a minimum fixed-charge coverage ratio, and impose restrictions and limitations on, among other things, capital expenditures, investments, dividends, asset sales, and incurrence of additional debt or liens by Holdings, FTD Group, Inc. and their subsidiaries. The Credit Agreement also provides for an additional $100 million in borrowing, subject to certain conditions, including compliance with covenants and approval by the lender group.

        The refinancing of the Credit Facilities was accounted for in accordance with ASC 470, Debt. A significant portion of the debt under the 2008 Credit Agreement was considered to be extinguished, and the Company recorded a $6.1 million loss on extinguishment of debt in connection with the refinancing, which was recorded in interest expense for the quarter ended June 30, 2011.

        The changes in the Company's debt balances, net of discounts, for the six months ended June 30, 2011 under the 2008 Credit Agreement were as follows (in thousands):

	Balance at January 1, 2011	Repayments of Debt	Accretion of Discounts	Write-Off of Discounts	Balance at June 30, 2011
2008 Credit Agreement, term loan A	$49,446	$(50,258)	$143	$669	$—
2008 Credit Agreement, term loan B	208,638	(214,367)	697	5,032	—
2008 Credit Agreement, revolving credit facility	—	—	—	—	—

Total	$258,084	$(264,625)	$840	$5,701	$—

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT (Continued)

        The changes in the Company's debt balances, net of discounts, for the six months ended June 30, 2011 under the Credit Agreement were as follows (in thousands):

	Balance at January 1, 2011	Draw Down of Debt	Discounts	Accretion of Discounts	Balance at June 30, 2011
Credit Agreement, Term Loan	$—	$265,000	$(2,797)	$24	$262,227
Credit Agreement, Revolving Credit Facility	—	—	—	—	—

Total	$—	$265,000	$(2,797)	$24	$262,227

        Future minimum principal payments based upon scheduled mandatory debt payments under the Credit Agreement, excluding required repayments based on excess cash flows, were as follows at June 30, 2011 (in thousands):

			Year Ending December 31,
	Total Gross Debt	Jul-Dec 2011
			2012	2013	2014	2015	2016	Thereafter
Credit Agreement, Term Loan	$265,000	$1,325	$2,650	$2,650	$2,650	$2,650	$2,650	$250,425

        At June 30, 2011, the borrowing capacity under the Revolving Credit Facility, which was reduced by $2.0 million in outstanding letters of credit, was $48.0 million.

        Commencing in April 2013 for fiscal year 2012, subject to certain exceptions, FTD Group, Inc. will be required to make annual repayments of a portion of the Term Loan under the Credit Agreement based on excess cash flow as defined in the Credit Agreement.

6. DERIVATIVE FINANCIAL INSTRUMENTS

        The fair value of outstanding derivative instruments was as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
Derivative Instruments	Balance Sheet Location	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Derivative assets designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$28	$—	$2,670	$—
Derivative liabilities not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current liabilities	$91	$—	$5,398	$—

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The effect of derivatives designated as net investment hedging instruments on other comprehensive income was as follows (in thousands):

	Change in Losses Recognized in Accumulated Other Comprehensive Income on Derivatives Before Tax Effect
Derivatives Designated as Net Investment Hedging Instruments	Quarter Ended June 30, 2011	Six Months Ended June 30, 2011
Forward foreign currency exchange contracts	$(152)	$(32)

        The effect of derivative instruments not designated as hedging instruments on income was as follows (in thousands):

	Losses Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location	Quarter Ended June 30, 2011	Six Months Ended June 30, 2011
Forward foreign currency exchange contracts	Other income (expense), net	$(111)	$(111)

7. FAIR VALUE MEASUREMENTS

        The following table presents information about assets and liabilities at June 30, 2011 that are required to be measured at fair value on a recurring basis (in thousands):

Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value
Money market funds	$82,086	$82,086	$—
Derivative assets	28	—	28
Derivative liabilities	(91)	—	(91)

	$82,023	$82,086	$(63)

        The following table presents information about assets at December 31, 2010 that are required to be measured at fair value on a recurring basis (in thousands):

Description	Total Fair Value	Level 1 Fair Value
Money market funds	$67,150	$67,150

        The Company estimated the fair value of its long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimate of its credit rating. The Company estimated its credit rating as BB+/BB- for the long-term debt associated with the Credit Agreement, resulting in a discount rate of 6%. The table below summarizes

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

the fair value estimates for long-term debt, net of discounts, including the current portion, at June 30, 2011, as defined by ASC 825, Disclosures about Fair Value of Financial Instruments (in thousands):

	Carrying Amount	Estimated Fair Value
Long-term debt, net of discounts, including current portion	$262,227	$270,104

8. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, the Company had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program at December 31, 2010. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80.0 million. There were no repurchases under the Program in the six months ended June 30, 2011.

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay applicable required employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units or issuance of stock awards, the Company currently does not collect the applicable required employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the six months ended June 30, 2011 and 2010 were $6.3 million and $6.7 million, respectively, for which the Company withheld 0.9 million and 1.1 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued. For information regarding the common stock repurchases consummated during the quarter ended June 30, 2011, see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds," which appears elsewhere in this Quarterly Report on Form 10-Q.

Dividends

        Dividends are paid on shares of common stock outstanding as of the record date. In addition, dividend equivalents are generally paid on nonvested restricted stock units as of the record date.

        In January and April 2011, the Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 28, 2011 and May 31, 2011 and totaled $9.4 million and $9.3 million respectively, including dividend equivalents paid on nonvested restricted stock units.

        In July 2011, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is August 12, 2011 and the dividend will be paid on August 31, 2011.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

        The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of the Company's financial performance and other factors. Dividends that are declared by the Board of Directors are currently paid out of the Company's surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware.

9. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following captions within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating expenses:
Cost of revenues-products	$13	$11	$21	$30
Cost of revenues-services	100	133	182	314
Sales and marketing	637	986	1,107	2,203
Technology and development	577	855	1,130	1,828
General and administrative	3,168	4,376	6,781	9,846

Total stock-based compensation	$4,495	$6,361	$9,221	$14,221

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$14,768	$13,957	$26,949	$25,178
Income allocated to participating securities	(577)	(859)	(1,142)	(1,590)

Net income attributable to common stockholders	$14,191	$13,098	$25,807	$23,588

Denominator:
Shares used to calculate basic net income per common share	88,507	87,021	87,965	86,393

Add: Dilutive effect of non-participating securities	118	761	260	774

Shares used to calculate diluted net income per common share	88,625	87,782	88,225	87,167

Basic net income per common share	$0.16	$0.15	$0.29	$0.27

Diluted net income per common share	$0.16	$0.15	$0.29	$0.27

        The diluted net income per common share computations exclude restricted stock units and stock options that were antidilutive. Weighted-average antidilutive shares for the quarter and six months ended June 30, 2011 were 4.7 million and 3.9 million, respectively. Weighted-average antidilutive shares for the quarter and six months ended June 30, 2010 were 2.0 million and 2.4 million, respectively.

11. RESTRUCTURING CHARGES

        For the quarter and six months ended June 30, 2011, the Company recorded restructuring charges related to its Communications segment totaling $0.1 million and $0.7 million, respectively, related to employee termination benefits. For the quarter and six months ended June 30, 2010, the Company recorded a restructuring benefit of $0.1 million and restructuring charges of $1.0 million, respectively, primarily related to the closure of certain FTD call center facilities in the United States and the United Kingdom, which included lease termination costs and employee termination benefits.

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

        On October 30, 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. On December 19, 2008, Xavier Vasquez filed a purported class action complaint against Classmates Online, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs are seeking injunctive relief and damages. On April 30, 2009, the United States District Court of the Western District of Washington consolidated the Michaels and the Vasquez actions and designated the Michaels action as the lead case. On March 12, 2010, the parties entered into a comprehensive class action settlement agreement. On December 16, 2010, the court conducted a final approval hearing on the settlement. On February 22, 2011, the court issued an order formally denying final approval of the settlement. On March 24, 2011, the parties entered into a revised settlement agreement, and on March 25, 2011, plaintiffs filed a motion for preliminary approval of the revised settlement. On July 8, 2011, the court issued an order granting preliminary approval of the revised settlement agreement, establishing a schedule for providing notice to class members and setting December 15, 2011 as the date for the hearing to determine the final approval of the settlement. On July 27, 2011, the court entered an order approving a revised individual notice to the settlement class and, thereafter, the parties entered into a revised settlement agreement effective as of August 1, 2011 that included the revised notice and minor court-approved changes.

        The Company has been cooperating with certain governmental authorities in connection with their respective investigations of the Company's former post-transaction sales practices and certain other current or former business practices:

  •
  In 2010, FTD.com Inc. and Classmates Online, Inc. received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon,

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LEGAL CONTINGENCIES (Continued)

    Pennsylvania, South Dakota, Texas, and Vermont. Based on the subpoenas, the Company believes that the primary focus of the inquiry concerns certain post-transaction sales practices in which these subsidiaries previously engaged with certain third-party vendors.

  •
  In 2010, Classmates Online, Inc. received a subpoena from the Attorney General for the District of Columbia regarding the subsidiary's marketing, billing, and renewal practices, including, without limitation, its former post-transaction sales practices.

  •
  In July 2011, United Online, Inc. received a civil investigative demand from the Federal Trade Commission regarding certain post-transaction sales practices in which the Company previously engaged with a certain third-party vendor.

  •
  In July 2011, Classmates Online, Inc. received a civil investigative demand from the Attorney General for the State of Washington regarding its marketing, refund, cancelation and renewal practices. In 2009, Classmates Online, Inc. had received a civil investigative demand from the Attorney General for the State of Washington regarding certain post-transaction sales practices in which it had previously engaged with certain third-party vendors.

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

        The Company is subject to various legal proceedings, investigations, claims, and litigation that can involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. There can be no assurance that such legal proceedings, investigations, claims, and litigation, which are inherently uncertain, will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows. At June 30, 2011, the Company had a reserve of $4.4 million for a pending legal settlement.

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

Overview

        We are a leading provider of consumer products and services over the Internet through a number of brands including FTD, Interflora, Memory Lane, Classmates, MyPoints, and NetZero. Our FTD segment provides floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services. Our Content & Media segment services are online nostalgia services and online loyalty marketing. Our primary Communications segment service is Internet access. On a combined basis, our web properties attract a significant number of Internet users, and we offer a broad range of Internet marketing services for advertisers.

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

        Online Nostalgia Services.    Our nostalgia services are led by our Memory Lane website, which includes our Classmates service and serves the U.S. and Canada. We have historically operated our nostalgia services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Our Memory Lane website now also features nostalgic content including digitized versions of high school yearbooks, photographic images, vintage music samples, iconic magazines, and video content such as historic newsreels, classic movie trailers, sports clips, and television commercials. Visitors to the website can engage with a significantly broader range of available content than before, and members can further engage in new forms of social interaction, such as sharing memorable content with friends and acquaintances or posting comments on the website after viewing the nostalgic content.

        In addition to our Memory Lane website, we operate five international websites that offer nostalgia services, primarily as a social networking platform to reconnect friends and acquaintances from high school. We operate StayFriends in Sweden, Germany, Austria, and Switzerland (www.stayfriends.se, www.stayfriends.de, www.stayfriends.at, and www.stayfriends.ch, respectively), and Trombi in France (www.trombi.com). Similar to the Memory Lane website, each international website includes free and pay memberships, although the features of our international pay services differ from those of the Memory Lane pay services.

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

	Quarter Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Consolidated:
Revenues (in thousands)	$255,565	$241,505	$232,601	$193,541	$242,686
FTD:
Segment revenues (in thousands)	$176,299	$158,899	$140,174	$105,046	$152,669
% of consolidated revenues	69%	66%	60%	54%	63%
Consumer orders (in thousands)	2,167	1,742	1,612	1,085	1,851
Average order value	$60.45	$63.28	$60.43	$60.77	$58.76
Average currency exchange rate: GBP to USD	1.63	1.61	1.58	1.55	1.49
Content & Media:
Segment revenues (in thousands)	$47,427	$48,313	$53,253	$49,105	$48,784
% of consolidated revenues	19%	20%	23%	25%	20%
Pay accounts (in thousands)	4,007	4,260	4,499	4,795	4,982
Segment churn	3.8%	3.9%	4.1%	3.5%	3.1%
ARPU	$2.60	$2.47	$2.42	$2.26	$2.22
Segment active accounts (in millions)	12.5	13.6	13.7	15.0	16.1
Communications:
Segment revenues (in thousands)	$32,279	$34,698	$39,708	$40,165	$42,039
% of consolidated revenues	13%	14%	17%	21%	17%
Pay accounts (in thousands):
Access	622	675	732	801	880
Other	272	279	288	295	300

Total pay accounts	894	954	1,020	1,096	1,180
Segment churn	3.5%	3.8%	3.8%	4.0%	4.2%
ARPU	$9.28	$9.33	$9.46	$9.58	$9.57
Segment active accounts (in millions)	1.7	1.7	1.8	1.9	2.0

Financial Statement Presentation

Revenues

Products Revenues

        Products revenues consist of merchandise revenue and related shipping and service fees, less discounts and refunds, for FTD consumer orders as well as revenues generated from sales of containers, software and hardware systems, cut flowers, packaging and promotional products, and a wide variety of other floral-related supplies to floral network members. We do not generate products revenues from our Communications segment and we did not generate products revenues from our Content & Media segment through June 30, 2010.

Services Revenues

  FTD

        FTD services revenues consist of fees charged to its floral network members for access to the FTD and Interflora brands and the Mercury Man logo, access to the floral networks, credit card processing services, e-commerce website services, online advertising tools, and telephone answering, order taking, order transmission, and clearing-house services.

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

Amortization of Intangible Assets

        Amortization of intangible assets principally includes amortization of: acquired pay accounts and free accounts; certain acquired trademarks and trade names; purchased software and technology; acquired customer and advertising contracts and related relationships; acquired rights, content and intellectual property; and other acquired identifiable intangible assets. In accordance with the provisions set forth in Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets are not being amortized but are tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would indicate the fair value of a reporting unit is below its carrying value.

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

Interest Expense

        Interest expense consists of interest expense on our credit facilities, including accretion of discounts and amortization of debt issue costs, loss on extinguishment of debt and interest expense relating to capital leases and our interest rate cap.

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

        Unaudited condensed consolidated financial information was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$255,565	$242,686	$497,070	$494,411
Operating expenses:
Cost of revenues	131,942	114,895	252,768	236,093
Sales and marketing	48,811	49,013	96,946	99,143
Technology and development	13,243	13,646	26,018	27,995
General and administrative	26,039	27,259	54,913	58,243
Amortization of intangible assets	7,598	8,115	15,343	16,278
Restructuring charges	143	(78)	677	991

Total operating expenses	227,776	212,850	446,665	438,743

Operating income	27,789	29,836	50,405	55,668
Interest income	283	412	832	877
Interest expense	(10,776)	(6,314)	(15,817)	(13,463)
Other income, net	166	53	1,705	135

Income before income taxes	17,462	23,987	37,125	43,217
Provision for income taxes	2,694	10,030	10,176	18,039

Net income	$14,768	$13,957	$26,949	$25,178

        Information for our three reportable segments was as follows (in thousands):

	FTD		Content & Media		Communications
	Quarter Ended June 30,		Quarter Ended June 30,		Quarter Ended June 30,
	2011	2010	2011	2010	2011	2010
Revenues	$176,299	$152,669	$47,427	$48,784	$32,279	$42,039
Operating expenses:
Cost of revenues	112,809	94,246	7,949	7,752	8,562	9,904
Sales and marketing	27,885	28,091	18,323	15,501	2,551	5,759
Technology and development	2,898	2,671	6,097	5,650	1,995	3,072
General and administrative	8,025	8,080	5,850	6,849	3,163	4,202
Restructuring charges	—	13	—	(91)	143	—

Total operating expenses	151,617	133,101	38,219	35,661	16,414	22,937

Segment income from operations	$24,682	$19,568	$9,208	$13,123	$15,865	$19,102

	FTD		Content & Media		Communications
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Revenues	$335,198	$309,356	$95,740	$99,286	$66,977	$87,280
Operating expenses:
Cost of revenues	213,179	193,859	16,755	16,041	17,734	20,549
Sales and marketing	57,237	54,675	33,729	32,718	5,884	12,162
Technology and development	5,787	5,897	11,922	11,138	3,838	6,418
General and administrative	15,740	16,850	14,003	12,826	6,354	8,454
Restructuring charges	—	1,082	—	(91)	677	—

Total operating expenses	291,943	272,363	76,409	72,632	34,487	47,583

Segment income from operations	$43,255	$36,993	$19,331	$26,654	$32,490	$39,697

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment revenues:
FTD	$176,299	$152,669	$335,198	$309,356
Content & Media	47,427	48,784	95,740	99,286
Communications	32,279	42,039	66,977	87,280

Total segment revenues	256,005	243,492	497,915	495,922
Intersegment eliminations	(440)	(806)	(845)	(1,511)

Consolidated revenues	$255,565	$242,686	$497,070	$494,411

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment operating expenses:
FTD	$151,617	$133,101	$291,943	$272,363
Content & Media	38,219	35,661	76,409	72,632
Communications	16,414	22,937	34,487	47,583

Total segment operating expenses	206,250	191,699	402,839	392,578
Depreciation	6,409	6,897	12,554	13,564
Amortization of intangible assets	7,869	8,118	15,776	16,281
Unallocated corporate expenses	7,688	6,942	16,341	17,831
Intersegment eliminations	(440)	(806)	(845)	(1,511)

Consolidated operating expenses	$227,776	$212,850	$446,665	$438,743

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment income from operations:
FTD	$24,682	$19,568	$43,255	$36,993
Content & Media	9,208	13,123	19,331	26,654
Communications	15,865	19,102	32,490	39,697

Total segment income from operations	49,755	51,793	95,076	103,344
Depreciation	(6,409)	(6,897)	(12,554)	(13,564)
Amortization of intangible assets	(7,869)	(8,118)	(15,776)	(16,281)
Unallocated corporate expenses	(7,688)	(6,942)	(16,341)	(17,831)

Consolidated operating income	$27,789	$29,836	$50,405	$55,668

Quarter and Six Months Ended June 30, 2011 compared to Quarter and Six Months Ended June 30, 2010

        The following table presents our consolidated operating results as a percentage of consolidated revenues for the quarters and six months ended June 30, 2011 and 2010.

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	51.6	47.3	50.9	47.8
Sales and marketing	19.1	20.2	19.5	20.1
Technology and development	5.2	5.6	5.2	5.7
General and administrative	10.2	11.2	11.0	11.8
Amortization of intangible assets	3.0	3.3	3.1	3.3
Restructuring charges	0.1	—	0.1	0.2

Total operating expenses	89.1	87.7	89.9	88.7

Operating income	10.9	12.3	10.1	11.3
Interest income	0.1	0.2	0.2	0.2
Interest expense	(4.2)	(2.6)	(3.2)	(2.7)
Other income, net	0.1	—	0.3	—

Income before income taxes	6.8	9.9	7.5	8.7
Provision for income taxes	1.1	4.1	2.0	3.6

Net income	5.8%	5.8%	5.4%	5.1%

Consolidated Results

        Revenues.    Consolidated revenues increased by $12.9 million, or 5%, to $255.6 million for the quarter ended June 30, 2011, compared to $242.7 million for the quarter ended June 30, 2010. The increase in consolidated revenues was due to a $23.6 million increase in revenues from our FTD segment, partially offset by a $9.8 million decrease in revenues from our Communications segment and a $1.4 million decrease in revenues from our Content & Media segment. Consolidated revenues related to our FTD, Content & Media and Communications segments constituted 68.9%, 18.5% and 12.6%, respectively, of our total segment revenues for the quarter ended June 30, 2011, compared to 62.7%, 20.0% and 17.3%, respectively, for the quarter ended June 30, 2010.

        Consolidated revenues increased by $2.7 million, or 1%, to $497.1 million for the six months ended June 30, 2011, compared to $494.4 million for the quarter ended June 30, 2010. The increase in consolidated revenues was due to a $25.8 million increase in revenues from our FTD segment, partially offset by a $20.3 million decrease in revenues from our Communications segment and a $3.5 million decrease in revenues from our Content & Media segment. Consolidated revenues related to our FTD, Content & Media and Communications segments constituted 67.3%, 19.2% and 13.5%, respectively, of our total segment revenues for the six months ended June 30, 2011, compared to 62.4%, 20.0% and 17.6%, respectively, for the six months ended June 30, 2010.

        Cost of Revenues.    Consolidated cost of revenues increased by $17.0 million, or 15%, to $131.9 million for the quarter ended June 30, 2011, compared to $114.9 million for the quarter ended June 30, 2010. Consolidated cost of revenues as a percentage of consolidated revenues increased to 51.6% for the quarter ended June 30, 2011, compared to 47.3% for the prior-year period. The increase of $17.0 million was primarily due to an $18.6 million increase in cost of revenues associated with our FTD segment and, to a lesser extent, a $0.2 million increase in cost of revenues associated with our Content & Media segment. The increase was partially offset by a $1.3 million decrease in cost of revenues associated with our Communications segment and a $0.6 million decrease in depreciation expense. Segment cost of revenues related to our FTD, Content & Media and Communications segments constituted 87.2%, 6.1% and 6.6%, respectively, of our total segment cost of revenues for the quarter ended June 30, 2011, compared to 84.2%, 6.9% and 8.9%, respectively, for the quarter ended June 30, 2010.

        Consolidated cost of revenues increased by $16.7 million, or 7%, to $252.8 million for the six months ended June 30, 2011, compared to $236.1 million for the six months ended June 30, 2010. Consolidated cost of revenues as a percentage of consolidated revenues increased to 50.9% for the six months ended June 30, 2011, compared to 47.8% for the prior-year period. The increase of $16.7 million was primarily due to a $19.3 million increase in cost of revenues associated with our FTD segment and, to a lesser extent, a $0.7 million increase in cost of revenues associated with our Content & Media segment. The increase was partially offset by a $2.8 million decrease in cost of revenues associated with our Communications segment and a $0.8 million decrease in depreciation expense. Segment cost of revenues related to our FTD, Content & Media and Communications segments constituted 86.1%, 6.8% and 7.2%, respectively, of our total segment cost of revenues for the six months ended June 30, 2011, compared to 84.1%, 7.0% and 8.9%, respectively, for the six months ended June 30, 2010.

        Sales and Marketing Expenses.    Consolidated sales and marketing expenses decreased by $0.2 million, or less than 1%, to $48.8 million for the quarter ended June 30, 2011, compared to $49.0 million for the quarter ended June 30, 2010. Consolidated sales and marketing expenses as a percentage of consolidated revenues decreased to 19.1% for the quarter ended June 30, 2011, compared to 20.2% for the quarter ended June 30, 2010. The decrease of $0.2 million was primarily due to a $3.2 million decrease in sales and marketing expenses associated with our Communications segment and, to a lesser extent, a $0.2 million decrease associated with our FTD segment. The decrease was partially offset by a $2.8 million increase in sales and marketing expenses associated with our Content & Media segment. Segment sales and marketing expenses related to our FTD, Content & Media and Communications segments constituted 57.2%, 37.6% and 5.2%, respectively, of total segment sales and marketing expenses for the quarter ended June 30, 2011, compared to 56.9%, 31.4% and 11.7%, respectively, for the quarter ended June 30, 2010.

        Consolidated sales and marketing expenses decreased by $2.2 million, or 2%, to $96.9 million for the six months ended June 30, 2011, compared to $99.1 million for the six months ended June 30, 2010.

Consolidated sales and marketing expenses as a percentage of consolidated revenues decreased to 19.5% for the six months ended June 30, 2011, compared to 20.1% for the six months ended June 30, 2010. The decrease of $2.2 million was primarily due to a $6.3 million decrease in sales and marketing expenses associated with our Communications segment and, to a lesser extent, a $0.3 million decrease in depreciation expense. The decrease was partially offset by a $2.6 million increase in sales and marketing expenses associated with our FTD segment and a $1.0 million increase in sales and marketing expenses associated with our Content & Media segment. Segment sales and marketing expenses related to our FTD, Content & Media and Communications segments constituted 59.1%, 34.8% and 6.1%, respectively, of total segment sales and marketing expenses for the six months ended June 30, 2011, compared to 54.9%, 32.9% and 12.2%, respectively, for the six months ended June 30, 2010.

        Technology and Development Expenses.    Consolidated technology and development expenses decreased by $0.4 million, or 3%, to $13.2 million for the quarter ended June 30, 2011, compared to $13.6 million for the quarter ended June 30, 2010. Consolidated technology and development expenses as a percentage of consolidated revenues decreased to 5.2% for the quarter ended June 30, 2011, compared to 5.6% for the prior-year period. The decrease of $0.4 million was primarily due to a $1.1 million decrease in technology and development expenses associated with our Communications segment, partially offset by a $0.4 million increase in technology and development expenses associated with our Content & Media segment and a $0.2 million increase associated with our FTD segment. Segment technology and development expenses related to our FTD, Content & Media and Communications segments constituted 26.4%, 55.5% and 18.2%, respectively, of total segment technology and development expenses for the quarter ended June 30, 2011, compared to 23.4%, 49.6% and 27.0%, respectively, for the quarter ended June 30, 2010.

        Consolidated technology and development expenses decreased by $2.0 million, or 7%, to $26.0 million for the six months ended June 30, 2011, compared to $28.0 million for the six months ended June 30, 2010. Consolidated technology and development expenses as a percentage of consolidated revenues decreased to 5.2% for the six months ended June 30, 2011, compared to 5.7% for the prior-year period. The decrease of $2.0 million was primarily related to a $2.6 million decrease in technology and development expenses associated with our Communications segment, partially offset by a $0.8 million increase in technology and development expenses associated with our Content & Media segment. Segment technology and development expenses related to our FTD, Content & Media and Communications segments constituted 26.9%, 55.3% and 17.8%, respectively, of total segment technology and development expenses for the six months ended June 30, 2011, compared to 25.1%, 47.5% and 27.4%, respectively, for the six months ended June 30, 2010.

        General and Administrative Expenses.    Consolidated general and administrative expenses decreased by $1.2 million, or 4%, to $26.0 million for the quarter ended June 30, 2011, compared to $27.3 million for the quarter ended June 30, 2010. Consolidated general and administrative expenses as a percentage of consolidated revenues decreased to 10.2% for the quarter ended June 30, 2011, compared to 11.2% for the prior-year period. The decrease of $1.2 million was due to a $1.0 million decrease in general and administrative expenses associated with our Communications segment and a $1.0 million decrease in general and administrative expenses associated with our Content & Media segment. The decrease was partially offset by a $0.7 million increase in unallocated corporate expenses and a $0.2 million increase in depreciation expense. Segment general and administrative expenses related to our FTD, Content & Media and Communications segments constituted 47.1%, 34.3% and 18.6%, respectively, of total segment general and administrative expenses for the quarter ended June 30, 2011, compared to 42.2%, 35.8% and 22.0%, respectively, for the quarter ended June 30, 2010.

        Consolidated general and administrative expenses decreased by $3.3 million, or 6%, to $54.9 million for the six months ended June 30, 2011, compared to $58.2 million for the six months ended June 30, 2010. Consolidated general and administrative expenses as a percentage of consolidated revenues decreased to 11.0% for the six months ended June 30, 2011, compared to 11.8% for the prior-year period. The decrease of $3.3 million was due to a $2.1 million decrease in general and administrative expenses associated with our Communications segment, a $1.5 million decrease in unallocated corporate expenses and a $1.1 million decrease in general and administrative expenses associated with our FTD segment. The decrease was partially offset by a $1.2 million increase in general and administrative expenses associated with our Content & Media segment and a $0.4 million increase in depreciation expense. Segment general and administrative expenses related to our FTD, Content & Media and Communications segments constituted 43.6%, 38.8% and 17.6%, respectively, of total segment general and administrative expenses for the six months ended June 30, 2011, compared to 44.2%, 33.6% and 22.2%, respectively, for the six months ended June 30, 2010.

        Amortization of Intangible Assets.    Consolidated amortization of intangible assets decreased by $0.5 million, or 6%, to $7.6 million for the quarter ended June 30, 2011, compared to $8.1 million for the quarter ended June 30, 2010. Consolidated amortization of intangible assets decreased by $0.9 million, or 6%, to $15.3 million for the six months ended June 30, 2011, compared to $16.3 million for the six months ended June 30, 2010. The decreases were primarily due to a decrease in amortization of intangible assets related to our FTD segment.

        Restructuring Charges.    Consolidated restructuring charges were $0.1 million for the quarter ended June 30, 2011, compared to a $0.1 million benefit for the quarter ended June 30, 2010. Consolidated restructuring charges were $0.7 million for the six months ended June 30, 2011, compared to $1.0 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, the Communications segment eliminated five positions and the Company recorded restructuring charges related to employee termination benefits. Restructuring charges for the six months ended June 30, 2010 were primarily related to the closure of certain FTD call center facilities in the U.S. and the U.K. These restructuring charges primarily included lease termination costs and employee termination benefits.

        Interest Income.    Interest income decreased by $0.1 million, or 31%, to $0.3 million for the quarter ended June 30, 2011, compared to $0.4 million for the quarter ended June 30, 2010. Interest income decreased by $0.1 million, or 5%, to $0.8 million for the six months ended June 30, 2011, compared to $0.9 million for the six months ended June 30, 2010.

        Interest Expense.    Interest expense increased by $4.5 million, or 71%, to $10.8 million for the quarter ended June 30, 2011, compared to $6.3 million for the quarter ended June 30, 2010. Interest expense increased by $2.4 million, or 17%, to $15.8 million for the six months ended June 30, 2011, compared to $13.5 million for the six months ended June 30, 2010. The increases were primarily related to a $6.1 million loss on extinguishment of debt, which was recorded in the quarter ended June 30, 2011, related to the refinancing of the 2008 Credit Agreement, partially offset by reduced interest expense as a result of lower average debt balances as a result of repayments on our credit facilities.

        Other Income (Expense), Net.    Other income, net increased by $0.1 million, or over 100%, to $0.2 million for the quarter ended June 30, 2011, compared to $0.1 million for the quarter ended June 30, 2010. Other income, net increased by $1.6 million, or over 100%, to $1.7 million for the six months ended June 30, 2011, compared to $0.1 million for the six months ended June 30, 2010. The increase in other income, net for the six months ended June 30, 2011 was primarily related to a non-income tax refund at our FTD segment.

        Provision for Income Taxes.    For the quarter and six months ended June 30, 2011, we recorded a provision for income taxes of $2.7 million and $10.2 million, respectively, on pre-tax income of $17.5 million and $37.1 million, respectively, resulting in a year-to-date effective income tax rate of 27.4%. For the quarter and six months ended June 30, 2010, we recorded a provision for income taxes of $10.0 million and $18.0 million, respectively, on pre-tax income of $24.0 million and $43.2 million, respectively, resulting in a year-to-date effective income tax rate of 41.7%. The year-over-year effective income tax rate declined primarily due to the benefit from a decrease in non-deductible stock-based compensation and a benefit of $4.8 million related to the release of reserves for uncertain tax positions.

FTD Segment Results

        The following table presents the FTD segment's operating expenses and income from operations as a percentage of FTD revenues for the quarters and six months ended June 30, 2011 and 2010.

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	64.0	61.7	63.6	62.7
Sales and marketing	15.8	18.4	17.1	17.7
Technology and development	1.6	1.7	1.7	1.9
General and administrative	4.6	5.3	4.7	5.4
Restructuring charges	—	—	—	0.3

Total operating expenses	86.0	87.2	87.1	88.0

Segment income from operations	14.0%	12.8%	12.9%	12.0%

        FTD Revenues.    FTD revenues increased by $23.6 million, or 15%, to $176.3 million for the quarter ended June 30, 2011, compared to $152.7 million for the quarter ended June 30, 2010. Excluding the impact of foreign currency exchange rates of $3.5 million due to a stronger British Pound versus the U.S. Dollar, revenues increased by $20.1 million, or 13%, compared to the prior-year period. Revenues increased in the period primarily due to an increase in order volume and higher average order values. In the U.K., the increased order volume related to the shift in timing of the Mother's Day holiday to the second quarter of 2011 rather than the first quarter, which shifted approximately $14 million in revenues into the second quarter. Excluding the shift of the U.K. Mother's Day to the second quarter and the impact of foreign currency exchange rates, FTD revenues increased 4% compared to the prior-year quarter.

        FTD revenues increased by $25.8 million, or 8%, to $335.2 million for the six months ended June 30, 2011, compared to $309.4 million for the six months ended June 30, 2010. Excluding the impact of foreign currency exchange rates of $4.6 million due to a stronger British Pound versus the U.S. Dollar, revenues increased by $21.2 million, or 7%, compared to the prior-year period. Revenues increased in the period primarily due to increased consumer order volumes in the U.S. and the U.K. and higher average order values.

        FTD Cost of Revenues.    FTD cost of revenues increased by $18.6 million, or 20%, to $112.8 million for the quarter ended June 30, 2011, compared to $94.2 million for the quarter ended June 30, 2010. Excluding the impact of foreign currency exchange rates of $2.4 million, cost of revenues increased by $16.1 million, or 17% compared to the prior-year period. FTD cost of revenues as a percentage of revenues increased to 64.0% for the quarter ended June 30, 2011, compared to 61.7% for the prior-year period. Cost of revenues as a percentage of revenues was negatively impacted by an increase in the level of discounts offered on our products, a shift in the mix of products and services sold, and higher shipping costs.

        FTD cost of revenues increased by $19.3 million, or 10%, to $213.2 million for the six months ended June 30, 2011, compared to $193.9 million for the six months ended June 30, 2010. Excluding the impact of foreign currency exchange rates of $3.2 million, cost of revenues increased by $16.1 million, or 8% compared to the prior-year period. FTD cost of revenues as a percentage of revenues increased to 63.6% for the six months ended June 30, 2011, compared to 62.7% for the prior-year period. Cost of revenues as a percentage of revenues was negatively impacted by an increase in the level of discounts offered on our products, a shift in the mix of products and services sold, higher shipping costs, and a decrease in post-transaction sales, which have minimal cost of revenues.

        FTD Sales and Marketing Expenses.    FTD sales and marketing expenses decreased by $0.2 million, or 1%, to $27.9 million for the quarter ended June 30, 2011, compared to $28.1 million for the quarter ended June 30, 2010. FTD sales and marketing expenses as a percentage of revenues decreased to 15.8% for the quarter ended June 30, 2011, compared to 18.4% for the prior-year period. Excluding the impact of foreign currency exchange rates of $0.3 million, sales and marketing expenses decreased by $0.5 million, or 2%, compared to the prior-year period. The decrease was primarily due to lower marketing expenditures related to television advertising in the U.S. leading up to the 2011 Mother's Day holiday as compared to the prior- year period, partially offset by higher online marketing costs.

        FTD sales and marketing expenses increased by $2.6 million, or 5%, to $57.2 million for the six months ended June 30, 2011, compared to $54.7 million for the six months ended June 30, 2010. FTD sales and marketing expenses as a percentage of revenues decreased to 17.1% for the six months ended June 30, 2011, compared to 17.7% for the prior-year period. Excluding the impact of foreign currency exchange rates of $0.6 million, sales and marketing expenses increased by $2.0 million, or 4%, compared to the prior-year period. The increase was primarily due to higher marketing expenditures related to television advertising in the U.K., partially offset by decreased marketing expenditures related to television advertising in the U.S., in each case, leading up to their respective 2011 Mother's Day holidays as compared to the prior-year periods, and higher online marketing costs.

        FTD Technology and Development Expenses.    FTD technology and development expenses increased by $0.2 million, or 8%, to $2.9 million for the quarter ended June 30, 2011, compared to $2.7 million for the quarter ended June 30, 2010. FTD technology and development expenses as a percentage of revenues remained relatively flat at 1.6% for the quarter ended June 30, 2011, compared to 1.7% for the prior-year period.

        FTD technology and development expenses decreased by $0.1 million, or 2%, to $5.8 million for the six months ended June 30, 2011, compared to $5.9 million for the six months ended June 30, 2010. FTD technology and development expenses as a percentage of revenues decreased to 1.7% for the six months ended June 30, 2011, compared to 1.9% for the prior-year period.

        FTD General and Administrative Expenses.    FTD general and administrative expenses decreased by $0.1 million, or 1%, to $8.0 million for the quarter ended June 30, 2011, compared to $8.1 million for the quarter ended June 30, 2010. FTD general and administrative expenses as a percentage of revenues decreased to 4.6% for the quarter ended June 30, 2011, compared to 5.3% for the prior-year period. The decrease in general and administrative expenses was largely attributable to a decrease in bad debt expense and a $0.6 million charge related to a legal settlement in the quarter ended June 30, 2010, partially offset by an increase in personnel-related costs.

        FTD general and administrative expenses decreased by $1.1 million, or 7%, to $15.7 million for the six months ended June 30, 2011, compared to $16.9 million for the six months ended June 30, 2010. FTD general and administrative expenses as a percentage of revenues decreased to 4.7% for the six months ended June 30, 2011, compared to 5.4% for the prior-year period. The decrease in general and administrative expenses was largely attributable to a decrease in bad debt expense and a $0.6 million charge related to a legal settlement in 2010, partially offset by an increase in personnel-related costs.

        FTD Restructuring Charges.    The FTD segment recorded restructuring charges of $1.1 million for the six months ended June 30, 2010. These charges were primarily related to the closure of certain call center facilities in the U.S. and the U.K. There were no restructuring charges for the FTD segment for the six months ended June 30, 2011.

Content & Media Segment Results

        The following table presents the Content & Media segment's operating expenses and income from operations as a percentage of Content & Media revenues for the quarters and six months ended June 30, 2011 and 2010.

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	16.8	15.9	17.5	16.2
Sales and marketing	38.6	31.8	35.2	33.0
Technology and development	12.9	11.6	12.5	11.2
General and administrative	12.3	14.0	14.6	12.9
Restructuring charges	—	(0.2)	—	(0.1)

Total operating expenses	80.6	73.1	79.8	73.2

Segment income from operations	19.4%	26.9%	20.2%	26.8%

        Content & Media Revenues.    Content & Media revenues decreased by $1.4 million, or 3%, to $47.4 million for the quarter ended June 30, 2011, compared to $48.8 million for the quarter ended June 30, 2010. The decrease was due to a $1.0 million decrease in services revenues as a result of a 17% decrease in our average number of pay accounts from 5.0 million for the quarter ended June 30, 2010 to 4.1 million for the quarter ended June 30, 2011, partially offset by a 17% increase in ARPU from $2.22 for the quarter ended June 30, 2010 to $2.60 for the quarter ended June 30, 2011. The increase in ARPU was primarily attributable to a higher percentage of domestic pay accounts on shorter-term subscription plans, which have higher ARPUs, and a decrease in the level of discounts offered on our subscription plans. At June 30, 2011, the number of pay accounts decreased by 253,000 when compared to March 31, 2011. In addition, Content & Media advertising revenues decreased by $0.4 million for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010, primarily due to a decrease in the number of active accounts as well as a decrease in available advertising inventory on the Memory Lane website. We anticipate that Content & Media pay accounts will continue to decline, at least in the near term.

        Content & Media revenues decreased by $3.5 million, or 4%, to $95.7 million for the six months ended June 30, 2011, compared to $99.3 million for the six months ended June 30, 2010. The decrease was due to a $2.4 million decrease in services revenues. Services revenues decreased primarily as a result of a 14% decrease in our average number of pay accounts from 4.9 million for the six months ended June 30, 2010 to 4.3 million for the six months ended June 30, 2011, partially offset by a 12% increase in ARPU from $2.27 for the six months ended June 30, 2010 to $2.54 for the six months ended June 30, 2011. The increase in ARPU was primarily attributable to a higher percentage of domestic pay accounts on shorter-term subscription plans, which have higher ARPUs, and a decrease in the level of discounts offered on our subscription plans. In addition, Content & Media advertising revenues decreased by $1.2 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to a decrease in the number of active accounts as well as a decrease in available advertising inventory on the Memory Lane website, partially offset by an increase in revenues generated from our online loyalty marketing service.

        Content & Media Cost of Revenues.    Content & Media cost of revenues increased by $0.2 million, or 3%, to $7.9 million for the quarter ended June 30, 2011, compared to $7.8 million for the quarter ended June 30, 2010. Content & Media cost of revenues as a percentage of Content & Media revenues increased to 16.8% for the quarter ended June 30, 2011, compared to 15.9% for the prior-year period.

The increase of $0.2 million was primarily due to a $0.7 million increase in the cost of points earned by members of our online loyalty marketing service as a result of increased revenues, partially offset by a $0.3 million decrease in overhead-related costs and a $0.2 million decrease in customer support costs.

        Content & Media cost of revenues increased by $0.7 million, or 4%, to $16.8 million for the six months ended June 30, 2011, compared to $16.0 million for the six months ended June 30, 2010. Content & Media cost of revenues as a percentage of Content & Media revenues increased to 17.5% for the six months ended June 30, 2011, compared to 16.2% for the prior-year period. The increase of $0.7 million was due to a $1.3 million increase in the cost of points earned by members of our online loyalty marketing service as a result of increased revenues, partially offset by a $0.3 million decrease in overhead-related costs and a $0.3 million decrease in customer support costs.

        Content & Media Sales and Marketing Expenses.    Content & Media sales and marketing expenses increased by $2.8 million, or 18%, to $18.3 million for the quarter ended June 30, 2011, compared to $15.5 million for the quarter ended June 30, 2010. Content & Media sales and marketing expenses as a percentage of Content & Media revenues increased to 38.6% for the quarter ended June 30, 2011, compared to 31.8% for the prior-year period. The increase of $2.8 million was primarily due to a $3.0 million increase in marketing costs primarily related to the launch of Memory Lane.

        Content & Media sales and marketing expenses increased by $1.0 million, or 3%, to $33.7 million for the six months ended June 30, 2011, compared to $32.7 million for the six months ended June 30, 2010. Content & Media sales and marketing expenses as a percentage of Content & Media revenues increased to 35.2% for the six months ended June 30, 2011, compared to 33.0% for the prior-year period. The increase of $1.0 million was due to a $2.6 million increase in marketing costs primarily related to the launch of Memory Lane, partially offset by a $1.3 million decrease in costs to acquire online loyalty marketing members and other sales and marketing costs and a $0.3 million decrease in personnel- and overhead-related costs.

        Content & Media Technology and Development Expenses.    Content & Media technology and development expenses increased by $0.4 million, or 8%, to $6.1 million for the quarter ended June 30, 2011, compared to $5.7 million for the quarter ended June 30, 2010. Content & Media technology and development expenses as a percentage of Content & Media revenues increased to 12.9% for the quarter ended June 30, 2011, compared to 11.6% for the prior-year period. The $0.4 million increase was primarily due to an increase in personnel- and overhead-related costs.

        Content & Media technology and development expenses increased by $0.8 million, or 7%, to $11.9 million for the six months ended June 30, 2011, compared to $11.1 million for the six months ended June 30, 2010. Content & Media technology and development expenses as a percentage of Content & Media revenues increased to 12.5% for the six months ended June 30, 2011, compared to 11.2% for the prior-year period. The $0.8 million increase was primarily due to an increase in personnel- and overhead-related costs.

        Content & Media General and Administrative Expenses.    Content & Media general and administrative expenses decreased by $1.0 million, or 15%, to $5.9 million for the quarter ended June 30, 2011, compared to $6.8 million for the quarter ended June 30, 2010. Content & Media general and administrative expenses as a percentage of Content & Media revenues decreased to 12.3% for the quarter ended June 30, 2011, compared to 14.0% for the prior-year period. The decrease of $1.0 million was primarily due to a $1.0 million charge related to a legal settlement in the quarter ended June 30, 2010 and a $0.3 million decrease in professional and consulting fees, partially offset by a $0.4 million increase in personnel- and overhead-related costs.

        Content & Media general and administrative expenses increased by $1.2 million, or 9%, to $14.0 million for the six months ended June 30, 2011, compared to $12.8 million for the six months ended June 30, 2010. Content & Media general and administrative expenses as a percentage of

Content & Media revenues increased to 14.6% for the six months ended June 30, 2011, compared to 12.9% for the prior-year period. The increase of $1.2 million was due to a $1.6 million increase in personnel- and overhead-related costs and a $0.9 million increase in charges for reserves for legal matters, partially offset by a $1.2 million decrease in professional and consulting fees.

        Content & Media Restructuring Charges.    The Content & Media segment recorded a restructuring benefit totaling $0.1 million for the quarter and six months ended June 30, 2010. There were no Content & Media restructuring charges for the quarter and six months ended June 30, 2011.

Communications Segment Results

        The following table presents the Communications segment's operating expenses and income from operations as a percentage of Communications revenues for the quarters and six months ended June 30, 2011 and 2010.

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	26.5	23.6	26.5	23.5
Sales and marketing	7.9	13.7	8.8	13.9
Technology and development	6.2	7.3	5.7	7.4
General and administrative	9.8	10.0	9.5	9.7
Restructuring charges	0.4	—	1.0	—

Total operating expenses	50.9	54.6	51.5	54.5

Segment income from operations	49.1%	45.4%	48.5%	45.5%

        Communications Revenues.    Communications revenues decreased by $9.8 million, or 23%, to $32.3 million for the quarter ended June 30, 2011, compared to $42.0 million for the quarter ended June 30, 2010. The decrease was primarily due to a $9.2 million decrease in services revenues primarily as a result of a 31% decrease in our average number of dial-up Internet access pay accounts from 0.9 million for the quarter ended June 30, 2010 to 0.6 million for the quarter ended June 30, 2011, as well as a decrease in ARPU from $9.57 for the quarter ended June 30, 2010 to $9.28 for the quarter ended June 30, 2011. The decrease in Communications revenues was also due to a $0.6 million decrease in advertising revenues resulting from the decrease in pay accounts. We expect that Communications pay accounts and services revenues will continue to decline.

        Communications revenues decreased by $20.3 million, or 23%, to $67.0 million for the six months ended June 30, 2011, compared to $87.3 million for the six months ended June 30, 2010. The decrease was primarily due to an $18.3 million decrease in services revenues primarily as a result of a 31% decrease in our average number of dial-up Internet access pay accounts from 0.9 million for the six months ended June 30, 2010 to 0.6 million for the six months ended June 30, 2011, as well as a decrease in ARPU from $9.52 for the six months ended June 30, 2010 to $9.40 for the six months ended June 30, 2011. The decrease in Communications revenues was also due to a $2.0 million decrease in advertising revenues resulting from the decrease in pay accounts.

        Communications Cost of Revenues.    Communications cost of revenues decreased by $1.3 million, or 14%, to $8.6 million for the quarter ended June 30, 2011, compared to $9.9 million for the quarter ended June 30, 2010. Communications cost of revenues as a percentage of Communications revenues increased to 26.5% for the quarter ended June 30, 2011, compared to 23.6% for the prior-year period due to a higher percentage of revenues being generated from our broadband services which have a higher cost of revenues than our dial-up Internet access services. The decrease of $1.3 million was primarily due to a $0.7 million decrease in telecommunications costs associated with our dial-up Internet access services due to the decrease in the number of dial-up Internet access pay accounts and a decrease in hourly usage per pay account. The decrease was also due to a $0.6 million decrease in customer support and billing-related costs due to the decrease in the number of dial-up Internet access pay accounts.

        Communications cost of revenues decreased by $2.8 million, or 14%, to $17.7 million for the six months ended June 30, 2011, compared to $20.5 million for the six months ended June 30, 2010. Communications cost of revenues as a percentage of Communications revenues increased to 26.5% for the six months ended June 30, 2011, compared to 23.5% for the prior-year period due to a higher percentage of revenues being generated from our broadband services which have a higher cost of revenues than our dial-up Internet access services. The decrease of $2.8 million was primarily due to a $1.3 million decrease in customer support and billing-related costs due to the decrease in the number of dial-up Internet access pay accounts and a $1.2 million decrease in telecommunications costs associated with our dial-up Internet access services due to the decrease in the number of dial-up Internet access pay accounts and a decrease in hourly usage per pay account. In addition, Communications cost of revenues decreased due to a $0.2 million decrease in costs associated with our broadband services. We expect cost of revenues as a percentage of revenues to continue to increase as revenues continue to decrease as a result of a higher percentage of fixed costs compared to variable costs, and a higher percentage of pay accounts being represented by broadband pay accounts, which have higher costs of revenues as compared to dial-up pay accounts.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $3.2 million, or 56%, to $2.6 million for the quarter ended June 30, 2011, compared to $5.8 million for the quarter ended June 30, 2010. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 7.9% for the quarter ended June 30, 2011, compared to 13.7% for the prior-year period. The decrease in expenses reflects the Company's decision to reduce sales and marketing expenses. The decrease of $3.2 million was primarily attributable to a $1.5 million decrease in personnel-and overhead-related expenses as a result of reduced headcount and a $1.4 million decrease in advertising, promotion and distribution costs related to our dial-up Internet access services.

        Communications sales and marketing expenses decreased by $6.3 million, or 52%, to $5.9 million for the six months ended June 30, 2011, compared to $12.2 million for the six months ended June 30, 2010. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 8.8% for the six months ended June 30, 2011, compared to 13.9% for the prior-year period. The decrease in expenses reflects the Company's decision to reduce sales and marketing expenses. The decrease of $6.3 million was primarily attributable to a $3.2 million decrease in advertising, promotion and distribution costs related to our dial-up Internet access services, a $2.3 million decrease in personnel-and overhead-related expenses as a result of reduced headcount and a $0.6 million decrease in customer service costs related to our dial-up Internet access services.

        Communications Technology and Development Expenses.    Communications technology and development expenses decreased by $1.1 million, or 35%, to $2.0 million for the quarter ended June 30, 2011, compared to $3.1 million for the quarter ended June 30, 2010. Communications technology and development expenses as a percentage of Communications revenues decreased to 6.2% for the quarter ended June 30, 2011, compared to 7.3% for the prior-year period. The decrease of $1.1 million was the result of a decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Communications technology and development expenses decreased by $2.6 million, or 40%, to $3.8 million for the six months ended June 30, 2011, compared to $6.4 million for the six months ended June 30, 2010. Communications technology and development expenses as a percentage of

Communications revenues decreased to 5.7% for the six months ended June 30, 2011, compared to 7.4% for the prior-year period. The decrease of $2.6 million was the result of a decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Communications General and Administrative Expenses.    Communications general and administrative expenses decreased by $1.0 million, or 25%, to $3.2 million for the quarter ended June 30, 2011, compared to $4.2 million for the quarter ended June 30, 2010. Communications general and administrative expenses as a percentage of Communications revenues decreased to 9.8% for the quarter ended June 30, 2011, compared to 10.0% for the prior-year period. The decrease of $1.0 million was primarily due to a $0.8 million decrease in personnel- and overhead-related costs as a result of reduced headcount and a $0.2 million decrease in bad debt expense.

        Communications general and administrative expenses decreased by $2.1 million, or 25%, to $6.4 million for the six months ended June 30, 2011, compared to $8.5 million for the six months ended June 30, 2010. Communications general and administrative expenses as a percentage of Communications revenues decreased to 9.5% for the six months ended June 30, 2011, compared to 9.7% for the prior-year period. The decrease of $2.1 million was primarily due to a $1.9 million decrease in personnel- and overhead-related costs as a result of reduced headcount and a $0.3 million decrease in bad debt expense.

        Communications Restructuring Charges.    Communications restructuring charges related to employee termination benefits and contract termination costs were $0.1 million and $0.7 million, respectively, for the quarter and six months ended June 30, 2011. There were no Communications restructuring charges for the quarter and six months ended June 30, 2010.

Unallocated Corporate Expenses

        Unallocated corporate expenses increased by $0.7 million, or 11%, to $7.7 million for the quarter ended June 30, 2011, compared to $6.9 million for the quarter ended June 30, 2010 primarily related to an increase in personnel-related costs.

        Unallocated corporate expenses decreased by $1.5 million, or 8%, to $16.3 million for the six months ended June 30, 2011, compared to $17.8 million for the six months ended June 30, 2010. The decrease was primarily due to $2.0 million of expenses recorded in the first quarter of 2010 related to a potential transaction that failed to consummate.

Liquidity and Capital Resources

        In connection with the FTD acquisition in August 2008, UNOLA Corp., which was then an indirect wholly-owned subsidiary of United Online, Inc., and which subsequently merged into FTD Group, Inc., entered into a $425 million senior secured credit agreement with Wells Fargo Bank, National Association, as Administrative Agent (the "2008 Credit Agreement"), consisting of (i) a term loan A facility of $75 million, (ii) a term loan B facility of $300 million, and (iii) a revolving credit facility of up to $50 million. On June 10, 2011, FTD Group, Inc. entered into a new credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent for the lenders, to refinance the 2008 Credit Agreement. The Credit Agreement provides FTD Group, Inc. with a $315 million senior secured credit facility consisting of (i) a $265 million seven-year term loan (the "Term Loan") and (ii) a $50 million five-year revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"), and certain other financial accommodations, including letters of credit.

        On June 10, 2011, FTD Group, Inc. repaid in full all outstanding indebtedness under the 2008 Credit Agreement. No penalties were paid in connection with such repayment. The repayment of obligations under the 2008 Credit Agreement was financed with the proceeds of the $265 million of term loan borrowings under the Credit Agreement and FTD's available cash. No funds were borrowed under the Revolving Credit Facility at closing.

        The obligations under the Credit Agreement are guaranteed by FTD's parent, UNOL Intermediate, Inc. ("Holdings"), and certain of the wholly-owned domestic subsidiaries of FTD Group, Inc. (the "Subsidiary Guarantors"). In addition, the obligations under the Credit Agreement are secured by a lien on substantially all of the assets of FTD Group, Inc., Holdings and the Subsidiary Guarantors (collectively, the "Loan Parties"), including a pledge of all (except with respect to foreign subsidiaries, in which case such pledge shall be limited to 66%) of the outstanding capital stock of certain direct subsidiaries of the Loan Parties.

        The interest rates on both the Term Loan and the Revolving Credit Facility are either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the Term Loan). In addition, there is a commitment fee equal to 0.50% per annum (with step-downs in the commitment fee depending on FTD's net leverage ratio) on the unused portion of the Revolving Credit Facility. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that require, among other things, FTD to maintain compliance with a maximum net leverage ratio and a minimum fixed-charge coverage ratio, and impose restrictions and limitations on, among other things, capital expenditures, investments, dividends, asset sales, and incurrence of additional debt or liens by Holdings, FTD Group, Inc. and their subsidiaries. The Credit Agreement also provides for an additional $100 million in borrowing, subject to certain conditions, including compliance with covenants and approval by the lender group.

        Our total cash and cash equivalents balances increased by $11.2 million, or 11%, to $111.4 million at June 30, 2011, compared to $100.3 million at December 31, 2010. Our summary cash flows for the six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$50,277	$76,289
Net cash used for investing activities	$(15,776)	$(15,267)
Net cash used for financing activities	$(25,720)	$(77,004)

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

        Net cash provided by operating activities decreased by $26.0 million, or 34%, for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in working capital including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, deferred taxes, and tax benefits (shortfalls) from equity awards. The decrease in net cash provided by operating activities was due to a $27.1 million increase in working capital requirements primarily related to the timing of payments to vendors and a decline in deferred revenue as a result of a decline in Content & Media pay accounts, partially offset by a $1.1 million increase in net income, adjusted for non-cash items. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities increased by $0.5 million, or 3%, for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase was due to a $0.9 million increase in purchases of rights, content and intellectual property related to acquiring new content for our domestic online nostalgia services business, partially offset by a $0.5 million decrease in capital expenditures. We currently anticipate expending between $4 million to $6 million on purchases of rights, content and intellectual property in 2011, primarily for the purpose of adding new content.

        Capital expenditures for the six months ended June 30, 2011 were $13.7 million. We currently anticipate that our total capital expenditures for 2011 will be in the range of $25 million to $30 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities decreased by $51.3 million, or 67%, for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. In the six months ended June 30, 2010, we repaid $54.8 million on the outstanding balance of the 2008 Credit Agreement. In the six months ended June 30, 2011, we refinanced the 2008 Credit Agreement and, in connection with the refinancing, we received net proceeds of $261.3 million, which, along with FTD's available cash, were used to repay the outstanding balance on the 2008 Credit Agreement of $264.6 million.

        The payment of dividends and dividend equivalents is a cash outflow from financing activities. In January and April 2011, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 28, 2011 and May 31, 2011 and totaled $9.4 million and $9.3 million, respectively, including dividend equivalents paid on nonvested restricted stock units. In July 2011, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is August 12, 2011 and the dividend will be paid on August 31, 2011. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, we repurchased a total of $150.2 million of our common stock under the Program and at December 31, 2010, the remaining amount available under the Program was $49.8 million. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million. At June 30, 2011, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units and stock awards we grant to employees. In general, we currently do not collect the applicable required employee withholding taxes from employees upon vesting of restricted stock units and upon the issuance of stock awards. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the six months ended June 30, 2011 and 2010 were $6.3 million and $6.7 million, respectively, for which we withheld 0.9 million shares and 1.1 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting and stock awards being issued during the period.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, both contractual payments and optional prepayments on the outstanding balance under the Credit Agreement; dividend payments, if declared by United Online, Inc.'s Board of Directors; the development and/or acquisition of other services, businesses or technologies; the repurchase of our common stock underlying restricted stock units and stock awards to pay the required employee withholding taxes due on vested restricted stock units and stock awards issued; the repurchase of our common stock under the Program; future capital expenditures and future acquisitions of intangible assets, including rights, content and intellectual property.

        Under the terms of the Credit Agreement, there are a number of limitations on our ability to use cash flows generated by the FTD segment for the benefit of United Online, Inc. or the Communications and Content & Media segments. The Credit Agreement also includes provisions which require us to make debt prepayments in the event that we generate consolidated excess cash flow, as defined in the Credit Agreement, on an annual basis commencing in April 2013 for fiscal year 2012. The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to fulfill our debt service obligations, at least in the next twelve months.

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

Contractual Obligations

        Contractual obligations at June 30, 2011 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest	$381,143	$15,465	$33,138	$41,686	$290,854
Member redemption liability	24,168	19,309	4,859	—	—
Operating leases	41,083	12,840	18,467	5,773	4,003
Services and promotional contracts	4,050	2,841	1,209	—	—
Telecommunications purchases	8,410	5,897	2,513	—	—
Media purchases	20	20	—	—	—
Floral-related purchases	6,357	6,357	—	—	—
Other long-term liabilities	3,489	288	2,253	271	677

Total	$468,720	$63,017	$62,439	$47,730	$295,534

        Commitments under letters of credit at June 30, 2011 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years
Letters of credit	$2,244	$1,986	$258

        Letters of credit are maintained pursuant to certain of our lease arrangements. The letters of credit remain in effect at declining levels through the terms of the related leases. Standby letters of credit are maintained by FTD to secure credit card processing activity and additional letters of credit are maintained related to inventory purchases.

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

Off-Balance Sheet Arrangements

        At June 30, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        Receivables—In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, as codified in ASC 310, Receivables. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this update are effective for the period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We do not expect this update to have a material impact on our consolidated financial statements.

        Comprehensive Income—In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, as codified in ASC 220, Comprehensive Income. The amendments in this update require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement will present total net income and its components followed consecutively by a second statement that will present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this update are to be applied retrospectively and will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect this update to have a material impact on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash, cash equivalents, and the outstanding balance of the Credit Agreement. The interest rate set forth in the Credit Agreement for the Term Loan and the Revolving Credit Facility is either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the Term Loan). A 100 basis point increase in LIBOR rates would result in an estimated annual increase in our interest expense related to the outstanding debt under the Credit Agreement of approximately $0.8 million.

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

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries. These contracts are designated as hedges of net investments in foreign entities, and the gains or losses are reported in accumulated other comprehensive income to the extent that they are effective. At June 30, 2011, the notional value of open forward foreign currency contracts accounted for as foreign net investment hedges totaled $2.7 million.

        Periodically, we enter into forward foreign currency exchange contracts which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to partially offset the economic effect of fluctuations in foreign currency exchange rates. At June 30, 2011, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $5.4 million. We may, in the future, also use other derivative financial instruments, if it is determined that such hedging activities are appropriate to reduce risk.

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

        On October 30, 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. On December 19, 2008, Xavier Vasquez filed a purported class action complaint against Classmates Online, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs are seeking injunctive relief and damages. On April 30, 2009, the United States District Court of the Western District of Washington consolidated the Michaels and the Vasquez actions and designated the Michaels action as the lead case. On March 12, 2010, the parties entered into a comprehensive class action settlement agreement. On December 16, 2010, the court conducted a final approval hearing on the settlement. On February 22, 2011, the court issued an order formally denying final approval of the settlement. On March 24, 2011, the parties entered into a revised settlement agreement, and on March 25, 2011, plaintiffs filed a motion for preliminary approval of the revised settlement. On July 8, 2011, the court issued an order granting preliminary approval of the revised settlement agreement, establishing a schedule for providing notice to class members and setting December 15, 2011 as the date for the hearing to determine the final approval of the settlement. On July 27, 2011, the court entered an order approving a revised individual notice to the settlement class and, thereafter, the parties entered into a revised settlement agreement effective as of August 1, 2011 that included the revised notice and minor court-approved changes.

        We have been cooperating with certain governmental authorities in connection with their respective investigations of our former post-transaction sales practices and certain other current or former business practices:

  •
  In 2010, FTD.com Inc. and Classmates Online, Inc. received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, and Vermont. Based on the subpoenas, the Company believes that the primary focus of the inquiry concerns certain post-transaction sales practices in which these subsidiaries previously engaged with certain third-party vendors.

  •
  In 2010, Classmates Online, Inc. received a subpoena from the Attorney General for the District of Columbia regarding the subsidiary's marketing, billing, and renewal practices, including, without limitation, its former post-transaction sales practices.

  •
  In July 2011, United Online, Inc. received a civil investigative demand from the Federal Trade Commission regarding certain post-transaction sales practices in which we previously engaged with a certain third-party vendor.

  •
  In July 2011, Classmates Online, Inc. received a civil investigative demand from the Attorney General for the State of Washington regarding its marketing, refund, cancelation and renewal practices. In 2009, Classmates Online, Inc. had received a civil investigative demand from the Attorney General for the State of Washington regarding certain post-transaction sales practices in which it had previously engaged with certain third-party vendors.

        We cannot predict the outcome of these or any other governmental investigations or other legal actions or their potential implications for our business. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices.

        We are subject to various legal proceedings, investigations, claims, and litigation that can involve complex questions of fact and law and may require the expenditure of significant funds and the diversion of other resources to defend. There can be no assurance that such legal proceedings, investigations, claims, and litigation, which are inherently uncertain, will not materially and adversely affect our business, financial condition, results of operations, or cash flows. At June 30, 2011, we had a reserve of $4.4 million for a pending legal settlement.

ITEM 1A.    RISK FACTORS

        The risk factors set forth below are substantially the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2010.

RISKS RELATING TO OUR BUSINESS GENERALLY

Current or future economic conditions may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        Economic conditions in the U.S. and the European Union have been depressed and may remain challenging for the foreseeable future. Our products and services are discretionary and dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to, among other factors, the general economic climate, the consumers' level of disposable income, consumer debt, and overall consumer confidence. The continuing economic conditions have adversely impacted certain aspects of our businesses in a number of ways including reduced demand, more aggressive pricing for similar products and services by our competitors, decreased spending by advertisers, increased credit risks, increased credit card failures, a loss of customers, and increased use of discounted pricing for certain of our products and services. It is likely that these and other factors will continue to adversely impact our businesses, at least in the near term. The continuing economic conditions may adversely impact our key vendors. Such economic conditions and decreased consumer spending have, in certain cases, resulted in, and may in the future result in, a variety of negative effects such as a reduction in revenues, increased costs, lower gross margin and operating margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, and recognition of impairments of assets, including goodwill and other intangible and long-lived assets. Any of the above factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our business is subject to fluctuations.

        Our results of operations and changes in our key business metrics from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. Each of the risk factors discussed in this Item 1A and the other factors described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission may affect us from period to period and may affect our long-term performance. As a result, you should not rely on period-to-period comparisons as an indication of our future performance. In addition, these factors and the challenging economic conditions create difficulties with respect to our ability to forecast our financial performance and business metrics accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and business metrics. We cannot assure you that we will achieve the expectations of, or projections made by, our management or the financial analysts. In the event we do not achieve such expectations or projections, our financial results and the price of our common stock could be adversely affected.

New business initiatives, products, services, or features may not be successful, which could adversely impact our key metrics and financial results.

        We have expended, and will continue to expend, significant resources in developing and implementing new business initiatives, products, services, and features, such as those related to our Memory Lane website. Such development and implementation involves a number of uncertainties, including unanticipated delays and expenses and technological problems. New business initiatives, products, services, or features also may not be accepted by consumers or commercially successful. We cannot assure you that we will be successful in such development and implementation efforts, including those related to the Memory Lane business, or that any new business initiatives, products, services, or features will be accepted by consumers or commercially successful. If our development and implementation efforts are not successful, or such new initiatives, products, services, or features are not accepted by consumers or commercially successful, our key metrics and financial results could be materially and adversely impacted.

We may be unable to maintain or grow our advertising revenues. Reduced advertising revenues may reduce our profits.

        Advertising revenues are a key component of our revenues and profitability. Factors that have caused, or may cause in the future, our advertising revenues to fluctuate include, without limitation, the effect of, changes to, or terminations of key advertising relationships, changes to our websites and advertising inventory, changes in applicable laws, regulations or business practices, including those related to behavioral or targeted advertising, user privacy and taxation, changes in business models, changes in the online advertising market, changes in the economy, advertisers' budgeting and buying patterns, competition, changes in the number of visitors to our websites, active accounts or consumers purchasing our products and services, and changes in usage of our services. Decreases in our advertising revenues are likely to adversely impact our profitability.

        Advertising revenues generated by our Content & Media and Communications segments generally have been declining, when compared to prior periods, and may continue to decline in the future as a result of various factors, including, without limitation, the risks and uncertainties discussed above, in other risk factors, and elsewhere in this Quarterly Report on Form 10-Q. Any or all of the above factors have caused, and could continue to cause, our advertising revenues and profits to significantly decline in the future.

Changes in foreign currency exchange rates could adversely affect comparisons of our operating results.

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, including the British Pound, the Euro, the Indian Rupee, the Swedish Krona, the Swiss Franc, and the Canadian Dollar. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the trend in foreign currency exchange rates. Certain of our key business metrics, such as the FTD segment's average order value, are similarly affected by such foreign currency exchange rate fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the British Pound and the Euro, has had, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could negatively impact the comparisons of such results against prior periods.

Our marketing efforts may not be successful, which could increase our costs and adversely impact our key metrics and financial results.

        We spend significant resources marketing our brands, products and services. We rely on relationships with a wide variety of third parties, including Internet search providers, Internet advertising networks, co-registration partners, retailers, distributors and direct marketers, to promote or distribute our products and services. In addition, in connection with the launch of the Memory Lane website, we have spent, and may continue to spend, a significant amount on its marketing, including through television advertising. If our marketing activities are inefficient or unsuccessful, or if important third-party relationships become more expensive or unavailable, our key metrics and financial results could be materially and adversely impacted.

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

        We are currently, and have been in the past, party to various legal actions and investigations. These actions may include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third-party patents, trademarks, copyrights or other intellectual property or proprietary rights, securities laws claims, claims involving marketing practices or unfair competition, claims in connection with employment practices, breach of contract claims, and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims including, without limitation, claims for defamation, right of publicity, negligence, and privacy and security matters. The failure to successfully defend against these and other types of claims, including claims relating to our business practices, could result in our incurring significant liabilities related to judgments or settlements or require us to change our business practices. Infringement claims may also result in our being required to obtain licenses from third parties, which licenses may not be available on acceptable terms, if at all. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        Various governmental agencies have in the past, and may in the future, assert claims, institute legal actions, inquiries or investigations, or impose obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancelation, refund, or disclosure practices. The Federal Trade Commission and certain state agencies have investigated Internet companies, including us, in connection with consumer protection and privacy matters. In addition, we have received civil investigative demands and subpoenas, as applicable, from the Federal Trade Commission and the Attorneys General of various states, primarily regarding their respective investigations into certain post-transaction sales practices and certain of our marketing, billing and renewal practices. We have been cooperating with these investigations. However, the outcome of these or any other governmental investigations or their potential implications for our business are uncertain. We may not prevail in existing or future claims and any judgment against us or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices. Defending against lawsuits, inquiries and investigations involves significant expense and diversion of management's attention and resources from other matters. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures could result in changes to our business practices as well as significant fines, penalties or assessments, which could decrease our revenues or increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies or private parties, or we are required to pay significant sums, including damages, fines, penalties, or assessments, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

        We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, including, without limitation, targeted or behavioral advertising, user privacy and data protection, consumer protection, antitrust, and unclaimed property. Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states or the federal government related to automatic-renewal practices, user privacy, targeted or behavioral advertising, floral-related advertising and charges, and taxation, could impact certain of our business practices or those of our advertisers. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our products and services, our costs, or the manner in which we or our advertisers conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

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

        One of our strategic objectives is to acquire businesses, services or technologies that will provide us with an opportunity to diversify the products and services we offer, leverage our assets and core competencies, or expand our geographic reach, or that otherwise may be complementary to our existing businesses. However, acquiring companies is a difficult process with many factors outside of our control. In addition, the Credit Agreement imposes certain restrictions on our ability to complete acquisitions and there is no assurance that we will be successful in completing additional acquisitions.

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

        In addition, an acquisition of a foreign business involves risks in addition to those set forth above, including risks associated with foreign currency exchange rates, potentially unfamiliar economic, political and regulatory environments, and integration difficulties due to language, cultural and geographic differences.

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

        FTD has a substantial amount of indebtedness which could have important consequences for our business and financial condition. For example:

  •
  If we fail to meet payment obligations or otherwise default under the Credit Agreement, the lenders will have the right to accelerate the indebtedness and exercise other rights and remedies against us.

  •
  We will be required to dedicate a substantial portion of FTD's cash flow from operations to payments on the debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions, and other purposes.

  •
  Our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions, and other general corporate requirements could be limited.

  •
  The Credit Agreement imposes operating and financial covenants and restrictions on FTD, including limitations on our ability to use FTD cash flow for the benefit of our subsidiaries other than FTD, and compliance with such covenants and restrictions may adversely affect our ability to adequately finance our operations or capital needs in the future, to pursue attractive business opportunities that may arise in the future, to redeem or repurchase capital stock, to pay dividends, to sell assets, and to make capital expenditures.

  •
  Our failure to comply with the covenants in the Credit Agreement, including failure as a result of events beyond our control, could result in an event of default under the credit agreement, which could cause all amounts outstanding with respect to that debt to become immediately due and payable and could materially and adversely affect our operating results, financial condition and liquidity.

  •
  We will experience increased vulnerability to, and limited flexibility in planning for, changes to our businesses and adverse economic and industry conditions.

  •
  We could be placed at a competitive disadvantage relative to other companies with less indebtedness.

  •
  Our ability to apply excess FTD cash flow or proceeds from certain types of securities offerings, asset sales and other transactions to purposes other than the repayment of debt, as well as servicing of the debt, could be limited.

  •
  The interest rates under the Credit Agreement will fluctuate and, accordingly, interest expense may increase. Credit rating agencies have been considering a possible downgrade of the U.S. government's credit rating. A downgrade of the U.S. government's credit rating would likely result in an increase in interest rates, which could increase our interest rates under the Credit Agreement and our interest expense.

  •
  If we make voluntary prepayments on our debt, we will have to accelerate the related discount accretion and debt issuance cost amortization, which would impact interest expense, and certain prepayments may be subject to penalties.

        Under the terms of the Credit Agreement, we will be permitted to incur additional indebtedness subject to certain conditions, and the risks described above may be increased if we incur additional indebtedness.

        The Credit Agreement includes guarantees on a joint and several basis by UNOL Intermediate, Inc. and certain of FTD Group, Inc.'s existing and future, direct and indirect domestic subsidiaries and is secured by first priority security interests in, and mortgages on, substantially all of the tangible and intangible assets of UNOL Intermediate, Inc., FTD Group, Inc. and certain of FTD Group, Inc.'s direct and indirect subsidiaries and first priority pledges of all the equity interests owned by FTD Group, Inc. in certain of its existing and future direct and indirect subsidiaries (except with respect to foreign subsidiaries in which case such pledges are limited to 66% of the outstanding capital stock). The occurrence of an event of default under the Credit Agreement could permit the lenders to terminate the commitments of such lenders to make further extensions of credit under the Credit Agreement, to call and enforce the guarantees, and to foreclose on the collateral securing such debt.

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

        We are subject to income and various other taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our consolidated provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. In addition, our effective income tax rates could be adversely affected by earnings being less than anticipated in countries where we have lower statutory rates and more (or determined to be more by a particular taxing jurisdiction) than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by, among other factors, changes in the relevant tax, accounting and other laws, regulations, principles, and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income and other taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions, and our historical recognition of other tax matters. The results of an audit or litigation could have a material effect on our business, financial condition, results of operations, and cash flows.

        In connection with our Internet-based transactions, a number of states have been considering or adopting legislation or instituting policy initiatives, including those that would facilitate a finding of nexus to exist between Internet companies with the states, aimed at expanding the reach of sales and use taxes or imposing state income or other taxes on various innovative theories, including agency attribution from independent third-party service providers. Such legislation or initiatives could result in the imposition of additional sales and use taxes, or the payment of state income or other taxes, on certain transactions conducted over the Internet. If such legislation is enacted, or such initiatives are instituted, and upheld by the courts, the legislation or initiatives could subject us to substantially increased tax liabilities for past and future sales or state income or other taxes, require us to collect additional sales and use taxes, cause our future sales to decrease, otherwise negatively impact our businesses, and thus have a material adverse effect on us.

We face risks relating to operating and doing business internationally that could adversely affect our businesses and results of operations.

        Our businesses operate in a number of countries outside the U.S. Conducting international operations involves risks and uncertainties, including:

  •
  adverse fluctuations in foreign currency exchange rates;

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

        We may need to raise additional funds in the future to fund our operations, for acquisitions of businesses, services or technologies or for other purposes. Additional financing may not be available in a timely manner, on terms favorable to us, or at all. The terms of FTD's indebtedness in addition to the degree to which we are leveraged, will adversely affect our ability to obtain additional financing. In addition, the current extreme volatility of, and disruption in, the securities and credit markets may restrict our ability to raise any such additional funds. If adequate funds are not available or not available when required and in sufficient amounts or on acceptable terms, our businesses and future prospects may suffer.

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

Shifts in the mix of products versus services sold, and types of products and services sold, may adversely affect our financial results.

        The cost of revenues associated with our products revenues is generally higher than that associated with our services revenues. In addition, the cost of revenues associated with certain products and services may be higher than that associated with other products and services. As a result, changes in the proportion of FTD segment revenues that is represented by products revenues versus services revenues, and certain types of products and services versus others, may adversely affect our revenues, cost of revenues, cost of revenues as a percentage of revenues, and segment income from operations.

Shifts in the mix of products and services sold at standard pricing as compared to discounted pricing or the failure to maintain our standard pricing for products and services could have adverse effects on our financial results.

        Due to economic conditions and for competitive and other reasons, we have been offering broader and greater discounts to the consumer, both on a promotional basis to consumers generally as well as through strategic arrangements with third parties that have a fixed, and in certain cases greater, discount or other associated costs. We also offer discounts on our floral network service fees from time to time on a promotional basis. Shifts in the mix of products and services sold that have resulted in increases in the proportion of products and services sold at a discount, and at times at greater discounts, including through such strategic arrangements, have resulted, and may in the future result, in reduced revenues, an increase in cost of revenues as a percentage of revenues, and a decrease in segment income from operations. We currently intend to continue selling a portion of our products and services at a discount, including through such strategic arrangements, and there are no assurances that the portion of products and services sold at a discount, including through such strategic arrangements, will not continue to increase. The continued use of discounts for our products and services may result in our becoming more reliant upon offering discounts, including through such strategic arrangements, in order to sell our products and services, which could result in our having to reduce our standard pricing, and may adversely impact our financial results.

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

        Additionally, in accordance with current industry practice by international floral and gift direct marketers and our interpretation of applicable law, we collect and remit value added taxes on certain consumer orders placed through Interflora. Future changes in the operation of our business could result in the imposition of additional tax obligations. Moreover, if a foreign taxing authority successfully challenges our current practice or implements new legislative initiatives, additional taxes on consumer sales could be due by us. The imposition of additional tax liabilities for past or future sales could decrease our ability to compete with traditional retailers and reduce our sales, which could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

        In 2010, we made the strategic decision to expand upon the historical value proposition of our Classmates service and transition the website to be the premier U.S. website to access, acquire, interact with, and share nostalgic content under the new Memory Lane brand. There are many risks associated with such transition. We have marketed, and may continue marketing, the new website and brand through a significant marketing campaign, and our efforts may not be successful. In addition, we charge for certain premium content and other products, and there are no assurances that consumers will find such content and products to be compelling and be willing to pay for them, which could result in our having to reduce our standard pricing or change our pricing structure or business model. We also have altered, and will continue to evaluate and evolve, the ways in which we bring Internet traffic to the website and in which visitors navigate the website. Such changes may not be successful and could adversely affect Internet traffic to the website, the visitor's experience, as well as our key metrics, including the number of free accounts, pay accounts, active accounts, and visitors to the website generally. We intend to add new forms of content and social interaction features to the website, but we may experience delays or technical issues in connection with the implementation of such new content and features. Technology is also constantly evolving and the website may not be compatible with the latest mobile and other devices used by consumers. There are no assurances that the Memory Lane initiative will be successful. If this initiative is not successful, our business, key metrics and financial results will be adversely affected.

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

        Most of our Communications revenues and profits come from our dial-up Internet access services. Our dial-up Internet access pay accounts and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for dial-up Internet access. Consumers continue to migrate to broadband access, primarily due to the faster connection and download speeds provided by broadband access. Advanced applications such as online gaming, music downloads and videos require greater bandwidth for optimal performance, which adds to the demand for broadband access. The pricing for basic broadband services has been declining as well, making it a more viable option for consumers. In addition, the popularity of accessing the Internet through tablets and mobile devices has been growing and may accelerate the migration of consumers away from dial-up Internet access. We expect our dial-up Internet access pay accounts to continue to decline. As a result of expected continued decreases in our dial-up Internet access pay accounts and, potentially, the average monthly revenue per pay account, we expect that our Communications services revenues, advertising revenues, and the profitability of this segment will continue to decline over time. The number of dial-up Internet access pay accounts has been adversely impacted by both a decrease in the number of new pay accounts signing up for our services as well as the impact of subscribers canceling their accounts, which we refer to as "churn." Churn has increased from time to time and may increase in the future. The rate of decline in Communications services revenues has accelerated in some periods and may continue to accelerate. Although we have been reducing our expenses in order to manage the profitability of our Communications segment, we will not be able to continue making the same level of expense reductions in the future, and we anticipate our profitability will decrease as our Communications services revenues continue to decline. Continued declines, particularly if such declines accelerate, in Communications revenues will materially and adversely impact the profitability of this segment.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (b) Not applicable

(c)   Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allowed us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From time to time, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. In April 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the Program, bringing the total amount authorized under the Program to $200 million. In December 2009, the Board of Directors again further extended the Program through December 31, 2010. From August 2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program at December 31, 2010. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million. At June 30, 2011, the authorization remaining under the Program was $80 million.

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

        Common stock repurchases during the quarter ended June 30, 2011 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
April 2011	1	$6.29	—	$80,000
May 2011	26	$6.11	—	$80,000

ITEM 6.    EXHIBITS

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
10.1

Credit Agreement dated as of June 10, 2011 by and among FTD Group, Inc., a Delaware corporation, the financial institutions party thereto from time to time as lenders, Wells Fargo Securities, LLC, as sole lead arranger and sole book runner, and Wells Fargo Bank, National Association, as administrative agent for the lenders

			8-K	000-33367	6/16/2011
10.2	Amended and Restated United Online, Inc. Severance Benefit Plan		10-Q	000-33367	5/9/2011
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2011
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2011
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2011
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2011
101.INS	XBRL Instance Document	X		000-33367	8/8/2011
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	8/8/2011
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	8/8/2011
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	8/8/2011
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	8/8/2011
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	8/8/2011

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2011	UNITED ONLINE, INC. (Registrant)
	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
10.1

Credit Agreement dated as of June 10, 2011 by and among FTD Group, Inc., a Delaware corporation, the financial institutions party thereto from time to time as lenders, Wells Fargo Securities, LLC, as sole lead arranger and sole book runner, and Wells Fargo Bank, National Association, as administrative agent for the lenders

			8-K	000-33367	6/16/2011
10.2	Amended and Restated United Online, Inc. Severance Benefit Plan		10-Q	000-33367	5/9/2011
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2011
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2011
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2011
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/8/2011
101.INS	XBRL Instance Document	X		000-33367	8/8/2011
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	8/8/2011
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	8/8/2011
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	8/8/2011
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	8/8/2011
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	8/8/2011