Form 10-Q
period 2011-09-30
UNITED ONLINE INC
filed 2011-11-07
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

        There were 89,166,751 shares of the Registrant's common stock outstanding at November 1, 2011.

UNITED ONLINE, INC.
INDEX TO FORM 10-Q
For the Quarter Ended September 30, 2011

        In this document, "United Online," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about new business initiatives, products, services, features, and functionality; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; and strategies. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$112,842	$100,264
Accounts receivable, net of allowance for doubtful accounts	38,230	49,797
Deferred tax assets, net	14,346	14,200
Other current assets	25,060	28,494

Total current assets	190,478	192,755
Property and equipment, net	63,977	63,893
Goodwill	459,171	459,409
Intangible assets, net	242,071	262,775
Other assets	12,928	13,326

Total assets	$968,625	$992,158

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$48,769	$71,659
Accrued liabilities	44,915	48,881
Member redemption liability	18,214	19,899
Deferred revenue	60,747	71,673
Current portion of long-term debt	2,650	—

Total current liabilities	175,295	212,112
Member redemption liability	4,584	4,967
Deferred revenue	2,331	3,021
Long-term debt, net of discounts	259,034	258,084
Deferred tax liabilities, net	42,481	42,677
Other liabilities	11,055	16,816

Total liabilities	494,780	537,677

Commitments and contingencies
Stockholders' equity:
Common stock	9	9
Additional paid-in capital	493,065	493,387
Accumulated other comprehensive loss	(34,282)	(33,628)
Retained earnings (accumulated deficit)	15,053	(5,287)

Total stockholders' equity	473,845	454,481

Total liabilities and stockholders' equity	$968,625	$992,158

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Products	$82,794	$77,760	$357,712	$324,218
Services	99,900	115,781	322,052	363,734

Total revenues	182,694	193,541	679,764	687,952
Operating expenses:
Cost of revenues—products	61,744	59,386	266,536	244,799
Cost of revenues—services	21,057	25,008	69,033	75,688
Sales and marketing	33,315	34,783	130,261	133,926
Technology and development	13,158	14,334	39,176	42,329
General and administrative	25,552	26,333	80,465	84,576
Amortization of intangible assets	7,571	8,020	22,914	24,298
Restructuring charges	74	70	751	1,061

Total operating expenses	162,471	167,934	609,136	606,677

Operating income	20,223	25,607	70,628	81,275
Interest income	308	382	1,140	1,259
Interest expense	(3,747)	(5,471)	(19,564)	(18,934)
Other income (expense), net	512	(40)	2,217	95

Income before income taxes	17,296	20,478	54,421	63,695
Provision for income taxes	5,380	8,319	15,556	26,358

Net income	$11,916	$12,159	$38,865	$37,337

Income allocated to participating securities	(467)	(747)	(1,602)	(2,334)

Net income attributable to common stockholders	$11,449	$11,412	$37,263	$35,003

Basic net income per common share	$0.13	$0.13	$0.42	$0.40

Shares used to calculate basic net income per common share	88,773	86,649	88,237	86,479

Diluted net income per common share	$0.13	$0.13	$0.42	$0.40

Shares used to calculate diluted net income per common share	88,812	87,069	88,423	87,134

Dividends paid per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$11,916	$12,159	$38,865	$37,337
Change in gains on derivative instruments, net of tax of $60 and $48 for the quarter and nine months ended September 30, 2011	92	—	72	—
Foreign currency translation	(6,226)	8,862	(726)	(5,705)

Comprehensive income	$5,782	$21,021	$38,211	$31,632

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2011	86,745	$9	$493,387	$(33,628)	$(5,287)	$454,481
Exercises of stock options	20	—	33	—	—	33
Issuance of common stock through employee stock purchase plan	517	—	2,349	—	—	2,349
Vesting of restricted stock units	1,573	—	—	—	—	—
Repurchases of common stock	—	—	(6,979)	—	—	(6,979)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(9,141)	—	(18,525)	(27,666)
Change in dividend equivalents payable on restricted stock units	—	—	174	—	—	174
Stock-based compensation	—	—	13,514	—	—	13,514
Change in gains on derivative instruments, net of tax	—	—	—	72	—	72
Foreign currency translation	—	—	—	(726)	—	(726)
Tax shortfalls from equity awards	—	—	(272)	—	—	(272)
Net income	—	—	—	—	38,865	38,865

Balance at September 30, 2011	88,855	$9	$493,065	$(34,282)	$15,053	$473,845

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$38,865	$37,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,764	44,503
Stock-based compensation	13,514	20,913
Provision for doubtful accounts receivable	1,794	4,070
Accretion of discounts and amortization of debt issue costs	1,281	3,337
Loss on extinguishment of debt	6,078	—
Deferred taxes, net	(720)	(4,513)
Tax shortfalls from equity awards	(143)	(521)
Excess tax benefits from equity awards	(265)	(442)
Other	(238)	399
Changes in operating assets and liabilities:
Accounts receivable, net	9,817	6,414
Other assets	4,903	7,280
Accounts payable and accrued liabilities	(26,433)	(20,504)
Member redemption liability	(2,068)	(1,681)
Deferred revenue	(11,655)	(1,624)
Other liabilities	(5,760)	453

Net cash provided by operating activities	71,734	95,421

Cash flows from investing activities:
Purchases of property and equipment	(19,211)	(19,064)
Purchases of rights, content and intellectual property	(2,905)	(2,205)
Proceeds from sales of assets, net	221	219

Net cash used for investing activities	(21,895)	(21,050)

Cash flows from financing activities:
Proceeds from term loan	261,325	—
Payments on term loans	(265,288)	(54,819)
Payments for debt issuance costs	(778)	—
Proceeds from exercises of stock options	33	254
Proceeds from employee stock purchase plan	2,349	2,612
Repurchases of common stock	(6,979)	(19,125)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	(27,946)	(27,804)
Excess tax benefits from equity awards	265	442

Net cash used for financing activities	(37,019)	(98,440)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(242)	(1,760)
Change in cash and cash equivalents	12,578	(25,829)
Cash and cash equivalents, beginning of period	100,264	115,509

Cash and cash equivalents, end of period	$112,842	$89,680

Supplemental disclosure of non-cash investing and financing activities:
Decrease in dividend equivalents payable on restricted stock units	$(174)	$(173)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. (together with its subsidiaries, "United Online" or the "Company"), through its operating subsidiaries, is a leading provider of consumer products and services over the Internet through a number of brands, including FTD, Interflora, Memory Lane, Classmates, StayFriends, MyPoints, and NetZero. On August 26, 2008, the Company completed its acquisition of 100% of the capital stock of FTD Group, Inc. (together with its subsidiaries, "FTD"). The Company reports its business in three reportable segments: FTD, Content & Media and Communications. The Company's FTD segment provides floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services. The Company's Content & Media segment provides online nostalgia products and services and online loyalty marketing services. The Company's primary Communications service is Internet access. On a combined basis, the Company's web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet information at December 31, 2010 is derived from the Company's audited consolidated financial statements, filed on February 28, 2011 with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, but does not include all of the disclosures required by GAAP.

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

        Derivative Instruments—From time to time, the Company utilizes forward foreign currency exchange contracts to protect the value of its net investments in certain foreign subsidiaries. For derivative instruments that are designated and qualify as a hedge of a net investment, the gain or loss is reported in accumulated other comprehensive loss in the unaudited condensed consolidated statement of stockholders' equity to the extent the hedge is effective, with the related amounts due to or from counterparties included in other current assets or accrued liabilities. The Company utilizes the forward-rate method of assessing hedge effectiveness. Gains or losses related to any ineffective portions of net investment hedges are recognized in the unaudited condensed consolidated statements of operations. There was no ineffectiveness related to the Company's foreign currency net investment hedges for the quarter and nine months ended September 30, 2011. These forward foreign currency exchange contracts do not contain any credit risk-related contingent features as defined by Accounting Standards Codification ("ASC") 815, Derivatives and Hedging.

        In addition, the Company periodically enters into forward foreign currency exchange contracts which are not designated as hedging instruments for accounting purposes. The Company enters into these derivative instruments to partially offset the economic effect of fluctuations in foreign currency exchange rates.

Recent Accounting Pronouncements

        Comprehensive Income—In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Presentation of Comprehensive Income, as codified in ASC 220, Comprehensive Income. The amendments in this update require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

the total of comprehensive income. Additionally, the amendments in this update require that reclassification adjustments from other comprehensive income to net income be shown on the face of the statement of comprehensive income. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this update to have a material impact on its consolidated financial statements.

        Intangibles—Goodwill and Other—In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, as codified in ASC 350, Intangibles—Goodwill and Other. The amendments in this update allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company performs its annual impairment assessment in the fourth quarter and expects to adopt this update in the quarter ending December 31, 2011. The Company does not expect this update to have a material impact on its consolidated financial statements.

2. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Quarter Ended September 30, 2011
	FTD	Content & Media	Communications	Total
Products	$82,447	$347	$—	$82,794
Services	26,300	30,826	24,158	81,284
Advertising	—	12,897	6,102	18,999

Total segment revenues	$108,747	$44,070	$30,260	$183,077

Segment income from operations	$15,526	$11,526	$14,622	$41,674

	Quarter Ended September 30, 2010
	FTD	Content & Media	Communications	Total
Products	$77,760	$—	$—	$77,760
Services	27,145	33,203	32,896	93,244
Advertising	141	15,902	7,269	23,312

Total segment revenues	$105,046	$49,105	$40,165	$194,316

Segment income from operations	$14,889	$14,144	$18,812	$47,845

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

	Nine Months Ended September 30, 2011
	FTD	Content & Media	Communications	Total
Products	$357,365	$347	$—	$357,712
Services	86,558	95,604	78,149	260,311
Advertising	22	43,859	19,088	62,969

Total segment revenues	$443,945	$139,810	$97,237	$680,992

Segment income from operations	$58,781	$30,857	$47,112	$136,750

	Nine Months Ended September 30, 2010
	FTD	Content & Media	Communications	Total
Products	$324,218	$—	$—	$324,218
Services	89,421	100,368	105,179	294,968
Advertising	763	48,023	22,266	71,052

Total segment revenues	$414,402	$148,391	$127,445	$690,238

Segment income from operations	$51,882	$40,798	$58,509	$151,189

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment revenues:
FTD	$108,747	$105,046	$443,945	$414,402
Content & Media	44,070	49,105	139,810	148,391
Communications	30,260	40,165	97,237	127,445

Total segment revenues	183,077	194,316	680,992	690,238
Intersegment eliminations	(383)	(775)	(1,228)	(2,286)

Consolidated revenues	$182,694	$193,541	$679,764	$687,952

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment operating expenses:
FTD	$93,221	$90,157	$385,164	$362,520
Content & Media	32,544	34,961	108,953	107,593
Communications	15,638	21,353	50,125	68,936

Total segment operating expenses	141,403	146,471	544,242	539,049
Depreciation	6,564	6,604	19,118	20,168
Amortization of intangible assets	7,870	8,054	23,646	24,335
Unallocated corporate expenses	7,017	7,580	23,358	25,411
Intersegment eliminations	(383)	(775)	(1,228)	(2,286)

Consolidated operating expenses	$162,471	$167,934	$609,136	$606,677

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment income from operations:
FTD	$15,526	$14,889	$58,781	$51,882
Content & Media	11,526	14,144	30,857	40,798
Communications	14,622	18,812	47,112	58,509

Total segment income from operations	41,674	47,845	136,750	151,189
Depreciation	(6,564)	(6,604)	(19,118)	(20,168)
Amortization of intangible assets	(7,870)	(8,054)	(23,646)	(24,335)
Unallocated corporate expenses	(7,017)	(7,580)	(23,358)	(25,411)

Consolidated operating income	$20,223	$25,607	$70,628	$81,275

        International revenues are generated by the Company's operations in Europe. International revenues totaled $41.7 million and $147.1 million for the quarter and nine months ended September 30, 2011, respectively. International revenues totaled $39.1 million and $132.4 million for the quarter and nine months ended September 30, 2010, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	September 30, 2011	December 31, 2010
United States	$67,596	$68,222
Europe	9,309	8,997

Total long-lived assets	$76,905	$77,219

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, pursuant to ASC 280, Segment Reporting, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Financing Receivables

        Credit quality of financing receivables was as follows (in thousands):

	September 30, 2011	December 31, 2010
Current	$14,010	$16,625
Past due	3,700	3,705

Total	$17,710	$20,330

        A significant majority of the past due financing receivables at September 30, 2011 and December 31, 2010 were 120 days or more past due. Financing receivables on nonaccrual status at September 30, 2011 and December 31, 2010 totaled $3.8 million and $4.0 million, respectively.

        The changes in allowance for credit losses related to financing receivables for the nine months ended September 30, 2011 were as follows (in thousands):

Balance at January 1, 2011:	$3,597
Current period provision	513
Write-offs charged against allowance	(484)

Balance at September 30, 2011	$3,626

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Other Current Assets

        Other current assets consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Prepaid expenses—other	$9,312	$9,185
Floral-related inventories	3,773	5,321
Income taxes receivable	1,376	3,962
Gift cards related to member redemption liability	2,966	2,973
Prepaid advertising and promotions	1,233	1,855
Prepaid floral catalog expenses	1,539	1,305
Prepaid insurance	1,924	1,248
Other	2,937	2,645

Total	$25,060	$28,494

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Employee compensation and related expenses	$25,868	$23,411
Income taxes payable	1,736	5,987
Non-income taxes payable	4,134	5,527
Customer deposits	2,067	2,608
Reserve for pending legal settlement	5,075	2,161
Other	6,035	9,187

Total	$44,915	$48,881

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the nine months ended September 30, 2011 were as follows (in thousands):

	FTD	Content & Media	Communications	Total
Balance at January 1, 2011:
Goodwill (excluding impairment charges)	$441,202	$124,718	$13,227	$579,147
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at January 1, 2011	327,202	124,718	7,489	459,409
Foreign currency translation	(238)	—	—	(238)

Balance at September 30, 2011:
Goodwill (excluding impairment charges)	440,964	124,718	13,227	578,909
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at September 30, 2011	$326,964	$124,718	$7,489	$459,171

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	September 30, 2011
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,898	$(93,044)	$7,854
Customer contracts and relationships	111,880	(63,019)	48,861
Trademarks and trade names	182,384	(19,577)	162,807
Software and technology	46,499	(30,717)	15,782
Rights, content and intellectual property	10,641	(3,874)	6,767

Total	$452,302	$(210,231)	$242,071

	December 31, 2010
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,873	$(91,278)	$9,595
Customer contracts and relationships	111,913	(50,273)	61,640
Trademarks and trade names	182,463	(17,603)	164,860
Software and technology	46,513	(24,527)	21,986
Rights, content and intellectual property	7,735	(3,041)	4,694

Total	$449,497	$(186,722)	$262,775

        The Company's acquired trademarks and trade names related to the acquisition by the Company of FTD in August 2008, are indefinite-lived and, accordingly, there is no associated amortization expense or accumulated amortization. At September 30, 2011 and December 31, 2010, the FTD trademarks and trade names after impairment and foreign currency translation adjustments totaled $156.6 million and $156.7 million, respectively.

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

        The refinancing of the Credit Facilities was accounted for in accordance with ASC 470, Debt. A significant portion of the debt under the 2008 Credit Agreement was considered to be extinguished, and the Company recorded a $6.1 million loss on extinguishment of debt in connection with the refinancing, which was recorded in interest expense for the nine months ended September 30, 2011.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT (Continued)

        The changes in the Company's debt balances, net of discounts, for the nine months ended September 30, 2011 under the 2008 Credit Agreement were as follows (in thousands):

	Balance at January 1, 2011	Repayments of Debt	Accretion of Discounts	Write-Off of Discounts	Balance at September 30, 2011
2008 Credit Agreement, term loan A	$49,446	$(50,258)	$143	$669	$—
2008 Credit Agreement, term loan B	208,638	(214,367)	697	5,032	—
2008 Credit Agreement, revolving credit facility	—	—	—	—	—

Total	$258,084	$(264,625)	$840	$5,701	$—

        The changes in the Company's debt balances, net of discounts, for the nine months ended September 30, 2011 under the Credit Agreement were as follows (in thousands):

	Balance at January 1, 2011	Draw Down of Debt	Repayments of Debt	Discounts	Accretion of Discounts	Balance at September 30, 2011
Credit Agreement, Term Loan	$—	$265,000	$(663)	$(2,780)	$127	$261,684
Credit Agreement, Revolving Credit Facility	—	—	—	—	—	—

Total	$—	$265,000	$(663)	$(2,780)	$127	$261,684

        Future minimum principal payments based upon scheduled mandatory debt payments under the Credit Agreement, excluding required repayments based on excess cash flows, were as follows at September 30, 2011 (in thousands):

			Year Ending December 31,
	Total Gross Debt	Oct-Dec 2011
			2012	2013	2014	2015	2016	Thereafter
Credit Agreement, Term Loan	$264,337	$662	$2,650	$2,650	$2,650	$2,650	$2,650	$250,425

        At September 30, 2011, the borrowing capacity under the Revolving Credit Facility, which was reduced by $1.1 million in outstanding letters of credit, was $48.9 million.

        Commencing in April 2013 for fiscal year 2012, subject to certain exceptions, FTD Group, Inc. will be required to make annual repayments of a portion of the Term Loan under the Credit Agreement based on excess cash flow as defined in the Credit Agreement.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE FINANCIAL INSTRUMENTS

        The fair value of outstanding derivative instruments was as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
Derivative Instruments	Balance Sheet Location	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Derivative assets designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$144	$—	$3,375	$—
Derivative assets not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$248	$—	$4,130	$—

        The effect of derivatives designated as net investment hedging instruments on other comprehensive loss was as follows (in thousands):

	Change in Gains Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
Derivatives Designated as Net Investment Hedging Instruments	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2011
Forward foreign currency exchange contracts	$152	$120

        The effect of derivative instruments not designated as hedging instruments on income was as follows (in thousands):

	Gains Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2011
Forward foreign currency exchange contracts	Other income (expense), net	$469	$358

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS

        The following table presents information about assets at September 30, 2011 that are required to be measured at fair value on a recurring basis (in thousands):

Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value
Money market funds	$76,096	$76,096	$—
Derivative assets	392	—	392

	$76,488	$76,096	$392

        The following table presents information about assets at December 31, 2010 that are required to be measured at fair value on a recurring basis (in thousands):

Description	Total Fair Value	Level 1 Fair Value
Money market funds	$67,150	$67,150

        The Company estimated the fair value of its long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimate of its credit rating. The Company estimated its credit rating as BB+/BB- for the long-term debt associated with the Credit Agreement, resulting in a discount rate of 7%. The table below summarizes the fair value estimates for long-term debt, net of discounts, including the current portion, at September 30, 2011, as defined by ASC 825, Disclosures about Fair Value of Financial Instruments (in thousands):

	Carrying Amount	Estimated Fair Value
Long-term debt, net of discounts, including current portion	$261,684	$248,747

8. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows the Company to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, the Company had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program at December 31, 2010. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80.0 million. There were no repurchases under the Program in the nine months ended September 30, 2011.

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

that vest, and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the nine months ended September 30, 2011 and 2010 were $7.0 million and $8.2 million, respectively, for which the Company withheld 1.0 million and 1.4 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued. For information regarding the common stock repurchases consummated during the quarter ended September 30, 2011, see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds," which appears elsewhere in this Quarterly Report on Form 10-Q.

Dividends

        Dividends are paid on shares of common stock outstanding as of the record date. In addition, dividend equivalents are generally paid on nonvested restricted stock units as of the record date.

        In January, April and July 2011, the Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 28, 2011, May 31, 2011 and August 31, 2011 and totaled $9.4 million, $9.3 million and $9.3 million respectively, including dividend equivalents paid on nonvested restricted stock units.

        In October 2011, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is November 14, 2011 and the dividend will be paid on November 30, 2011.

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating expenses:
Cost of revenues-products	$16	$7	$37	$37
Cost of revenues-services	101	112	283	426
Sales and marketing	660	976	1,767	3,179
Technology and development	564	722	1,694	2,550
General and administrative	2,952	4,875	9,733	14,721

Total stock-based compensation	$4,293	$6,692	$13,514	$20,913

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$11,916	$12,159	$38,865	$37,337
Income allocated to participating securities	(467)	(747)	(1,602)	(2,334)

Net income attributable to common stockholders	$11,449	$11,412	$37,263	$35,003

Denominator:
Shares used to calculate basic net income per common share	88,773	86,649	88,237	86,479

Add: Dilutive effect of non-participating securities	39	420	186	655

Shares used to calculate diluted net income per common share	88,812	87,069	88,423	87,134

Basic net income per common share	$0.13	$0.13	$0.42	$0.40

Diluted net income per common share	$0.13	$0.13	$0.42	$0.40

        The diluted net income per common share computations exclude restricted stock units and stock options that were antidilutive. Weighted-average antidilutive shares for the quarter and nine months ended September 30, 2011 were 5.5 million and 4.5 million, respectively. Weighted-average antidilutive shares for the quarter and nine months ended September 30, 2010 were 3.0 million and 2.6 million, respectively.

11. RESTRUCTURING CHARGES

        For the quarter and nine months ended September 30, 2011, the Company recorded restructuring charges related to its Communications segment totaling $0.1 million and $0.8 million, respectively, primarily related to employee termination benefits and contract termination costs. For the quarter and nine months ended September 30, 2010, the Company recorded restructuring charges of $0.1 million and $1.1 million, respectively, primarily related to the closure of certain FTD call center facilities in the United States and the United Kingdom, which included lease termination costs and employee termination benefits.

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

the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. The parties in the approximately 300 coordinated class actions, including NetZero, the underwriter defendants in the NetZero class action, and the plaintiff class in the NetZero action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make a settlement payment on behalf of the issuers, including NetZero. On October 5, 2009, the district court issued an order granting final approval of the settlement and certifying the settlement class. Two individuals appealed the October 5, 2009 order and plaintiffs filed a motion to dismiss the appeals. One of the appeals has been dismissed and the other appeal is pending before the United States Court of Appeals for the Second Circuit.

        On October 30, 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. On December 19, 2008, Xavier Vasquez filed a purported class action complaint against Classmates Online, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs are seeking injunctive relief and damages. On April 30, 2009, the United States District Court of the Western District of Washington consolidated the Michaels and the Vasquez actions and designated the Michaels action as the lead case. On March 12, 2010, the parties entered into a comprehensive class action settlement agreement. On December 16, 2010, the court conducted a final approval hearing on the settlement. On February 22, 2011, the court issued an order formally denying final approval of the settlement. On March 24, 2011, the parties entered into a revised settlement agreement, and on March 25, 2011, plaintiffs filed a motion for preliminary approval of the revised settlement. On July 8, 2011, the court issued an order granting preliminary approval of the revised settlement agreement, establishing a schedule for providing notice to class members and setting December 15, 2011 as the date for the hearing to determine the final approval of the settlement. On July 27, 2011, the court entered an order approving a revised individual notice to the settlement class and, thereafter, the parties entered into a revised settlement agreement effective as of August 1, 2011 that included the revised notice and minor court-approved changes. The notices have been sent to the settlement class and the deadline to submit all claims and objections or to opt-out of the settlement class is November 18, 2011.

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

  •
  In July 2011, United Online, Inc. received a civil investigative demand from the Federal Trade Commission regarding certain post-transaction sales practices in which the Company previously engaged with a certain third- party vendor.

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

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate, (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At September 30, 2011, the Company had a reserve of $5.1 million for a pending legal settlement. With respect to the other legal matters described above, the Company has determined, based on its current knowledge, that the amount of possible loss, or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about new business initiatives, products, services, features, and functionality; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; and strategies. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        We are a leading provider of consumer products and services over the Internet through a number of brands including FTD, Interflora, Memory Lane, Classmates, MyPoints, and NetZero. Our FTD segment provides floral and related products and services to consumers and retail florists, as well as to other retail locations offering floral and related products and services. Our Content & Media segment provides online nostalgia products and services and online loyalty marketing services. Our primary Communications segment service is Internet access. On a combined basis, our web properties attract a significant number of Internet users, and we offer a broad range of Internet marketing services for advertisers.

Segment Definitions

        We report our businesses in three reportable segments:

Segment	Products and Services
FTD	Floral and related products and services for consumers, retail florists and other retail locations
Content & Media	Online nostalgia products and services and online loyalty marketing services
Communications	Internet access, email, Internet security, and web hosting services

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

        Consumer Business.    FTD is a leading marketer of flowers and gift items to consumers. FTD operates in the U.S. and Canada, primarily through the www.ftd.com website and 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland through the www.interflora.co.uk and www.interflora.ie websites and various telephone numbers. FTD also operates mobile websites that are optimized for mobile devices with Internet connections. While floral arrangements and plants are FTD's primary offerings, FTD also markets and sells gift items including: special occasion gifts, bath and beauty products, jewelry, wine, fruit and other gift baskets, chocolates, and stuffed animals.

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

Content & Media

        Our Content & Media segment provides online nostalgia products and services under the Memory Lane, Classmates, StayFriends, and Trombi brands. Our Content & Media services also include online loyalty marketing under the MyPoints brand.

        Online Nostalgia Products and Services.    Our nostalgia products and services are led by our Memory Lane website, which includes our Classmates service and serves the U.S. and Canada. We have historically operated our nostalgia services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Our Memory Lane website now also features nostalgic content, including digitized versions of high school yearbooks, photographic images, vintage music samples, iconic magazines, and video content such as historic newsreels, classic movie trailers, sports clips, and television commercials. Visitors to the website can engage with a significantly broader range of available content than before, and members can further engage in new forms of social interaction, such as sharing memorable content with friends and acquaintances or posting comments on the website after viewing the nostalgic content.

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

        Online Loyalty Marketing Services.    MyPoints connects advertisers with its members by allowing members to earn rewards points for engaging in online activities. MyPoints is a free service for consumers who need only provide their name, zip code, gender, date of birth, and an email address to register. Members register to receive direct email marketing and other online loyalty promotions, and earn points for responding to email offers, taking market research companies' surveys, shopping online at the MyPoints website (www.mypoints.com) which serves as a shopping portal, searching the Internet through a MyPoints branded toolbar, playing MyPoints branded online games, and engaging in other online activities. Rewards points are redeemable primarily in the form of third- party gift cards from over 75 merchants, including, among others, retailers, theaters, restaurants, airlines, and hotels.

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

Content & Media and Communications Segment Metrics

        Pay Accounts.    We generate a significant portion of our revenues from our pay accounts and they represent one of the most important drivers of our business model. A pay account is defined as a member who has paid for a subscription to a Content & Media or Communications service, and whose subscription has not terminated or expired. A subscription provides the member with access to our service for a specific term (for example, a month or a year) and may be renewed upon the expiration of each term. One time purchases of our services, such as Memory Lane's one-day All-Access Pass, are not considered subscriptions and thus, are not included in the pay accounts metric. A pay account does not equate to a unique subscriber since one subscriber could have several pay accounts. At any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool and a number of accounts that have notified us that they are terminating their service but whose service remains in effect. In general, the key metrics that affect our revenues from our pay accounts base include the number of pay accounts and the average monthly revenue per pay account ("ARPU"). A pay account generally becomes a free account following the expiration or termination of the related subscription.

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

        Active Accounts.    We monitor the number of active accounts among our membership base. Content & Media segment active accounts are defined as the sum of all pay accounts as of the date presented; the monthly average for the period of all free accounts who have visited our domestic or international online nostalgia websites (excluding The Names Database) at least once during the period; and the monthly average for the period of all online loyalty marketing members who have earned or redeemed points during such period. Communications segment active accounts include all Communications segment pay accounts as of the date presented combined with the number of free Internet access and email accounts that logged on to our services at least once during the preceding 31 days. Content & Media segment and Communications segment active accounts for the six-month, nine-month and annual periods, as applicable, are calculated as a simple average of the quarterly active accounts for each respective segment.

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

        The table below sets forth, for the periods presented, as applicable, our consolidated revenues, segment revenues, consumer orders, average order value, average currency exchange rate, pay accounts, segment churn, ARPU, and segment active accounts.

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

	Quarter Ended					Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
						2011	2010
Consolidated:
Revenues (in thousands)	$182,694	$255,565	$241,505	$232,601	$193,541	$679,764	$687,952
FTD:
Segment revenues (in thousands)	$108,747	$176,299	$158,899	$140,174	$105,046	$443,945	$414,402
% of consolidated revenues	60%	69%	66%	60%	54%	65%	60%
Consumer orders (in thousands)	1,104	2,167	1,742	1,612	1,085	5,013	4,749
Average order value	$63.46	$60.45	$63.28	$60.43	$60.77	$62.10	$59.47
Average currency exchange rate: GBP to USD	1.61	1.63	1.61	1.58	1.55	1.62	1.53
Content & Media:
Segment revenues (in thousands)	$44,070	$47,427	$48,313	$53,253	$49,105	$139,810	$148,391
% of consolidated revenues	24%	19%	20%	23%	25%	21%	22%
Pay accounts (in thousands)	3,780	4,007	4,260	4,499	4,795	3,780	4,795
Segment churn	3.9%	3.8%	3.9%	4.1%	3.5%	3.9%	3.3%
ARPU	$2.64	$2.60	$2.47	$2.42	$2.26	$2.57	$2.30
Segment active accounts (in millions)	11.9	12.5	13.6	13.7	15.0	12.7	16.2
Communications:
Segment revenues (in thousands)	$30,260	$32,279	$34,698	$39,708	$40,165	$97,237	$127,445
% of consolidated revenues	17%	13%	14%	17%	21%	14%	19%
Pay accounts (in thousands):
Access	577	622	675	732	801	577	801
Other	266	272	279	288	295	266	295

Total pay accounts	843	894	954	1,020	1,096	843	1,096
Segment churn	3.4%	3.5%	3.8%	3.8%	4.0%	3.6%	4.2%
ARPU	$9.14	$9.28	$9.33	$9.46	$9.58	$9.21	$9.53
Segment active accounts (in millions)	1.6	1.7	1.7	1.8	1.9	1.7	2.0

Financial Statement Presentation

Revenues

Products Revenues

  FTD

        Products revenues consist of merchandise revenue and related shipping and service fees, less discounts and refunds, for FTD consumer orders as well as revenues generated from sales of containers, software and hardware systems, cut flowers, packaging and promotional products, and a wide variety of other floral- related supplies to floral network members.

  Content & Media

        Products revenues consist of revenue generated from the sale of yearbook copies and related shipping fees.

  Communications

        We do not currently generate products revenues from our Communications segment.

Services Revenues

  FTD

        FTD services revenues consist of fees charged to its floral network members for access to the FTD and Interflora brands and the Mercury Man logo; access to the floral networks; credit card processing services; e-commerce website services; online advertising tools; and telephone answering, order taking, order transmission, and clearing-house services.

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

Content & Media

        Content & Media cost of revenues includes costs of points earned by members of our online loyalty marketing service; data center costs; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; amortization of content purchases; license fees; costs related to providing customer support; costs related to customer billing and billing support for our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; domain name registration fees; and costs associated with the sale of yearbook copies and related shipping costs.

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

Restructuring Charges

        Restructuring charges consist of costs associated with the realignment and reorganization of our operations and generally include severance expenses, facility closure and relocation costs, and contract termination costs.

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

        Unaudited condensed consolidated financial information was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$182,694	$193,541	$679,764	$687,952
Operating expenses:
Cost of revenues	82,801	84,394	335,569	320,487
Sales and marketing	33,315	34,783	130,261	133,926
Technology and development	13,158	14,334	39,176	42,329
General and administrative	25,552	26,333	80,465	84,576
Amortization of intangible assets	7,571	8,020	22,914	24,298
Restructuring charges	74	70	751	1,061

Total operating expenses	162,471	167,934	609,136	606,677

Operating income	20,223	25,607	70,628	81,275
Interest income	308	382	1,140	1,259
Interest expense	(3,747)	(5,471)	(19,564)	(18,934)
Other income (expense), net	512	(40)	2,217	95

Income before income taxes	17,296	20,478	54,421	63,695
Provision for income taxes	5,380	8,319	15,556	26,358

Net income	$11,916	$12,159	$38,865	$37,337

        Information for our three reportable segments was as follows (in thousands):

	FTD		Content & Media		Communications
	Quarter Ended September 30,		Quarter Ended September 30,		Quarter Ended September 30,
	2011	2010	2011	2010	2011	2010
Revenues	$108,747	$105,046	$44,070	$49,105	$30,260	$40,165
Operating expenses:
Cost of revenues	65,183	63,197	6,430	8,794	8,195	9,867
Sales and marketing	17,449	16,451	13,701	14,370	2,137	4,201
Technology and development	2,776	2,608	6,029	6,070	2,113	3,382
General and administrative	7,813	7,831	6,384	5,727	3,119	3,903
Restructuring charges	—	70	—	—	74	—

Total operating expenses	93,221	90,157	32,544	34,961	15,638	21,353

Segment income from operations	$15,526	$14,889	$11,526	$14,144	$14,622	$18,812

	FTD		Content & Media		Communications
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Revenues	$443,945	$414,402	$139,810	$148,391	$97,237	$127,445
Operating expenses:
Cost of revenues	278,362	257,056	23,185	24,835	25,931	30,415
Sales and marketing	74,686	71,126	47,429	47,089	8,020	16,363
Technology and development	8,563	8,505	17,951	17,208	5,951	9,800
General and administrative	23,553	24,681	20,388	18,552	9,472	12,358
Restructuring charges	—	1,152	—	(91)	751	—

Total operating expenses	385,164	362,520	108,953	107,593	50,125	68,936

Segment income from operations	$58,781	$51,882	$30,857	$40,798	$47,112	$58,509

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment revenues:
FTD	$108,747	$105,046	$443,945	$414,402
Content & Media	44,070	49,105	139,810	148,391
Communications	30,260	40,165	97,237	127,445

Total segment revenues	183,077	194,316	680,992	690,238
Intersegment eliminations	(383)	(775)	(1,228)	(2,286)

Consolidated revenues	$182,694	$193,541	$679,764	$687,952

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment operating expenses:
FTD	$93,221	$90,157	$385,164	$362,520
Content & Media	32,544	34,961	108,953	107,593
Communications	15,638	21,353	50,125	68,936

Total segment operating expenses	141,403	146,471	544,242	539,049
Depreciation	6,564	6,604	19,118	20,168
Amortization of intangible assets	7,870	8,054	23,646	24,335
Unallocated corporate expenses	7,017	7,580	23,358	25,411
Intersegment eliminations	(383)	(775)	(1,228)	(2,286)

Consolidated operating expenses	$162,471	$167,934	$609,136	$606,677

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment income from operations:
FTD	$15,526	$14,889	$58,781	$51,882
Content & Media	11,526	14,144	30,857	40,798
Communications	14,622	18,812	47,112	58,509

Total segment income from operations	41,674	47,845	136,750	151,189
Depreciation	(6,564)	(6,604)	(19,118)	(20,168)
Amortization of intangible assets	(7,870)	(8,054)	(23,646)	(24,335)
Unallocated corporate expenses	(7,017)	(7,580)	(23,358)	(25,411)

Consolidated operating income	$20,223	$25,607	$70,628	$81,275

Quarter and Nine Months Ended September 30, 2011 compared to Quarter and Nine Months Ended September 30, 2010

        The following table presents our consolidated operating results as a percentage of consolidated revenues for the quarters and nine months ended September 30, 2011 and 2010.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	45.3	43.6	49.4	46.6
Sales and marketing	18.2	18.0	19.2	19.5
Technology and development	7.2	7.4	5.8	6.2
General and administrative	14.0	13.6	11.8	12.3
Amortization of intangible assets	4.1	4.1	3.4	3.5
Restructuring charges	—	—	0.1	0.2

Total operating expenses	88.9	86.8	89.6	88.2

Operating income	11.1	13.2	10.4	11.8
Interest income	0.2	0.2	0.2	0.2
Interest expense	(2.1)	(2.8)	(2.9)	(2.8)
Other income, net	0.3	—	0.3	—

Income before income taxes	9.5	10.6	8.0	9.3
Provision for income taxes	2.9	4.3	2.3	3.8

Net income	6.5%	6.3%	5.7%	5.4%

Consolidated Results

        Revenues.    Consolidated revenues decreased by $10.8 million, or 6%, to $182.7 million for the quarter ended September 30, 2011, compared to $193.5 million for the quarter ended September 30, 2010. The decrease in consolidated revenues was due to a $9.9 million decrease in revenues from our Communications segment and a $5.0 million decrease in revenues from our Content & Media segment, partially offset by a $3.7 million increase in revenues from our FTD segment. Consolidated revenues related to our FTD, Content & Media and Communications segments constituted 59.4%, 24.1% and 16.5%, respectively, of our total segment revenues for the quarter ended September 30, 2011, compared to 54.1%, 25.3% and 20.7%, respectively, for the quarter ended September 30, 2010.

        Consolidated revenues decreased by $8.2 million, or 1%, to $679.8 million for the nine months ended September 30, 2011, compared to $688.0 million for the nine months ended September 30, 2010. The decrease in consolidated revenues was due to a $30.2 million decrease in revenues from our Communications segment and an $8.6 million decrease in revenues from our Content & Media segment, partially offset by a $29.5 million increase in revenues from our FTD segment. Consolidated revenues related to our FTD, Content & Media and Communications segments constituted 65.2%, 20.5% and 14.3%, respectively, of our total segment revenues for the nine months ended September 30, 2011, compared to 60.0%, 21.5% and 18.5%, respectively, for the nine months ended September 30, 2010.

        Cost of Revenues.    Consolidated cost of revenues decreased by $1.6 million, or 2%, to $82.8 million for the quarter ended September 30, 2011, compared to $84.4 million for the quarter ended September 30, 2010. Consolidated cost of revenues as a percentage of consolidated revenues increased to 45.3% for the quarter ended September 30, 2011, compared to 43.6% for the prior-year period. The decrease of $1.6 million was primarily due to a $2.4 million decrease in cost of revenues associated with our Content & Media segment and, to a lesser extent, a $1.7 million decrease in cost of revenues associated with our Communications segment. The decrease was partially offset by a $2.0 million increase in cost of revenues associated with our FTD segment and a $0.3 million increase in content amortization costs. Segment cost of revenues related to our FTD, Content & Media and Communications segments constituted 81.7%, 8.1% and 10.3%, respectively, of our total segment cost of revenues for the quarter ended September 30, 2011, compared to 77.2%, 10.7% and 12.1%, respectively, for the quarter ended September 30, 2010.

        Consolidated cost of revenues increased by $15.1 million, or 5%, to $335.6 million for the nine months ended September 30, 2011, compared to $320.5 million for the nine months ended September 30, 2010. Consolidated cost of revenues as a percentage of consolidated revenues increased to 49.4% for the nine months ended September 30, 2011, compared to 46.6% for the prior-year period. The increase of $15.1 million was primarily due to a $21.3 million increase in cost of revenues associated with our FTD segment and a $0.7 million increase in content amortization costs. The increase was partially offset by a $4.5 million decrease in cost of revenues associated with our Communications segment, a $1.7 million decrease in costs of revenues associated with our Content & Media segment and a $0.7 million decrease in depreciation expense. Segment cost of revenues related to our FTD, Content & Media and Communications segments constituted 85.0%, 7.1% and 7.9%, respectively, of our total segment cost of revenues for the nine months ended September 30, 2011, compared to 82.3%, 8.0% and 9.7%, respectively, for the nine months ended September 30, 2010.

        Sales and Marketing Expenses.    Consolidated sales and marketing expenses decreased by $1.5 million, or 4%, to $33.3 million for the quarter ended September 30, 2011, compared to $34.8 million for the quarter ended September 30, 2010. Consolidated sales and marketing expenses as a percentage of consolidated revenues increased slightly to 18.2% for the quarter ended September 30, 2011, compared to 18.0% for the quarter ended September 30, 2010. The decrease of $1.5 million was primarily due to a $2.1 million decrease in sales and marketing expenses associated with our Communications segment and, to a lesser extent, a $0.7 million decrease in sales and marketing expenses associated with our Content & Media segment. The decrease was partially offset by a $1.0 million increase in sales and marketing expenses associated with our FTD segment. Segment sales and marketing expenses related to our FTD, Content & Media and Communications segments constituted 52.4%, 41.2% and 6.4%, respectively, of total segment sales and marketing expenses for the quarter ended September 30, 2011, compared to 47.0%, 41.0% and 12.0%, respectively, for the quarter ended September 30, 2010.

        Consolidated sales and marketing expenses decreased by $3.7 million, or 3%, to $130.3 million for the nine months ended September 30, 2011, compared to $133.9 million for the nine months ended September 30, 2010. Consolidated sales and marketing expenses as a percentage of consolidated revenues decreased slightly to 19.2% for the nine months ended September 30, 2011, compared to 19.5% for the nine months ended September 30, 2010. The decrease of $3.7 million was primarily due to an $8.3 million decrease in sales and marketing expenses associated with our Communications segment and a $0.4 million decrease in depreciation expense. The decrease was partially offset by a $3.6 million increase in sales and marketing expenses associated with our FTD segment and a $0.3 million increase in sales and marketing expenses associated with our Content & Media segment. Segment sales and marketing expenses related to our FTD, Content & Media and Communications segments constituted 57.4%, 36.4% and 6.2%, respectively, of total segment sales and marketing expenses for the nine months ended September 30, 2011, compared to 52.9%, 35.0% and 12.2%, respectively, for the nine months ended September 30, 2010.

        Technology and Development Expenses.    Consolidated technology and development expenses decreased by $1.2 million, or 8%, to $13.2 million for the quarter ended September 30, 2011, compared to $14.3 million for the quarter ended September 30, 2010. Consolidated technology and development expenses as a percentage of consolidated revenues decreased slightly to 7.2% for the quarter ended September 30, 2011, compared to 7.4% for the prior-year period. The decrease of $1.2 million was primarily due to a $1.3 million decrease in technology and development expenses associated with our Communications segment. Segment technology and development expenses related to our FTD, Content & Media and Communications segments constituted 25.4%, 55.2% and 19.4%, respectively, of total segment technology and development expenses for the quarter ended September 30, 2011, compared to 21.6%, 50.3% and 28.0%, respectively, for the quarter ended September 30, 2010.

        Consolidated technology and development expenses decreased by $3.2 million, or 7%, to $39.2 million for the nine months ended September 30, 2011, compared to $42.3 million for the nine months ended September 30, 2010. Consolidated technology and development expenses as a percentage of consolidated revenues decreased slightly to 5.8% for the nine months ended September 30, 2011, compared to 6.2% for the prior-year period. The decrease of $3.2 million was primarily related to a $3.8 million decrease in technology and development expenses associated with our Communications segment, partially offset by a $0.7 million increase in technology and development expenses associated with our Content & Media segment. Segment technology and development expenses related to our FTD, Content & Media and Communications segments constituted 26.4%, 55.3% and 18.3%, respectively, of total segment technology and development expenses for the nine months ended September 30, 2011, compared to 23.9%, 48.5% and 27.6%, respectively, for the nine months ended September 30, 2010.

        General and Administrative Expenses.    Consolidated general and administrative expenses decreased by $0.8 million, or 3%, to $25.6 million for the quarter ended September 30, 2011, compared to $26.3 million for the quarter ended September 30, 2010. Consolidated general and administrative expenses as a percentage of consolidated revenues increased slightly to 14.0% for the quarter ended September 30, 2011, compared to 13.6% for the prior-year period. The decrease of $0.8 million was due to an $0.8 million decrease in general and administrative expenses associated with our Communications segment and a $0.6 million decrease in unallocated corporate expenses, partially offset by a $0.7 million increase in general and administrative expenses associated with our Content & Media segment. Segment general and administrative expenses related to our FTD, Content & Media and Communications segments constituted 45.1%, 36.9% and 18.0%, respectively, of total segment general and administrative expenses for the quarter ended September 30, 2011, compared to 44.8%, 32.8% and 22.4%, respectively, for the quarter ended September 30, 2010.

        Consolidated general and administrative expenses decreased by $4.1 million, or 5%, to $80.5 million for the nine months ended September 30, 2011, compared to $84.6 million for the nine months ended September 30, 2010. Consolidated general and administrative expenses as a percentage of consolidated revenues decreased slightly to 11.8% for the nine months ended September 30, 2011, compared to 12.3% for the prior-year period. The decrease of $4.1 million was due to a $2.9 million decrease in general and administrative expenses associated with our Communications segment, a $2.1 million decrease in unallocated corporate expenses and a $1.1 million decrease in general and administrative expenses associated with our FTD segment. The decrease was partially offset by a $1.8 million increase in general and administrative expenses associated with our Content & Media segment and a $0.4 million increase in depreciation expense. Segment general and administrative expenses related to our FTD, Content & Media and Communications segments constituted 44.1%, 38.2% and 17.7%, respectively, of total segment general and administrative expenses for the nine months ended September 30, 2011, compared to 44.4%, 33.4% and 22.2%, respectively, for the nine months ended September 30, 2010.

        Amortization of Intangible Assets.    Consolidated amortization of intangible assets decreased by $0.4 million, or 6%, to $7.6 million for the quarter ended September 30, 2011, compared to $8.0 million for the quarter ended September 30, 2010. Consolidated amortization of intangible assets decreased by $1.4 million, or 6%, to $22.9 million for the nine months ended September 30, 2011, compared to $24.3 million for the nine months ended September 30, 2010. The decreases were primarily due to a decrease in amortization of intangible assets related to our FTD and Content & Media segments.

        Restructuring Charges.    Consolidated restructuring charges were $0.1 million for the quarters ended September 30, 2011 and 2010. Consolidated restructuring charges were $0.8 million for the nine months ended September 30, 2011, compared to $1.1 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the Communications segment eliminated six positions and the Company recorded restructuring charges related to employee termination benefits and contract termination costs. Restructuring charges for the nine months ended September 30, 2010 were primarily related to the closure of certain FTD call center facilities in the U.S. and the U.K. These restructuring charges primarily included lease termination costs and employee termination benefits.

        Interest Income.    Interest income decreased by $0.1 million, or 19%, to $0.3 million for the quarter ended September 30, 2011, compared to $0.4 million for the quarter ended September 30, 2010. Interest income decreased by $0.1 million, or 9%, to $1.1 million for the nine months ended September 30, 2011, compared to $1.3 million for the nine months ended September 30, 2010.

        Interest Expense.    Interest expense decreased by $1.7 million, or 32%, to $3.7 million for the quarter ended September 30, 2011, compared to $5.5 million for the quarter ended September 30, 2010. The decrease of $1.7 million was primarily due to lower interest rates and reduced interest expense as a result of lower average debt balances.

        Interest expense increased by $0.6 million, or 3%, to $19.6 million for the nine months ended September 30, 2011, compared to $18.9 million for the nine months ended September 30, 2010. The increase of $0.6 million was primarily related to a $6.1 million loss on extinguishment of debt, which was recorded in the nine months ended September 30, 2011, related to the refinancing of the 2008 Credit Agreement, partially offset by lower interest rates and reduced interest expense as a result of lower average debt balances.

        Other Income (Expense), Net.    Other income, net increased by $0.6 million, or over 100%, to $0.5 million for the quarter ended September 30, 2011, compared to other expense, net of less than $0.1 million for the quarter ended September 30, 2010. The increase of $0.6 million is primarily due to gains on forward foreign currency exchange contracts.

        Other income, net increased by $2.1 million, or over 100%, to $2.2 million for the nine months ended September 30, 2011, compared to $0.1 million for the nine months ended September 30, 2010. The increase of $2.1 million was due to a $1.1 million non-income tax refund at our FTD segment in the nine months ended September 30, 2011 as well as an increase in gains related to foreign currency.

        Provision for Income Taxes.    For the quarter and nine months ended September 30, 2011, we recorded a provision for income taxes of $5.4 million and $15.6 million, respectively, on pre-tax income of $17.3 million and $54.4 million, respectively, resulting in a year-to-date effective income tax rate of 28.6%. For the quarter and nine months ended September 30, 2010, we recorded a provision for income taxes of $8.3 million and $26.4 million, respectively, on pre-tax income of $20.5 million and $63.7 million, respectively, resulting in a year-to-date effective income tax rate of 41.4%. The year-over-year effective income tax rate declined primarily due to a tax benefit of $4.8 million related to the release of reserves for uncertain tax positions and, to a lesser extent, the benefit from the decrease in non-deductible stock-based compensation, adjustments resulting from a reconciliation of the prior year's income tax return to our provision for income taxes, and an increase in the reduction of the U.K. statutory income tax rate.

FTD Segment Results

        The following table presents the FTD segment's operating expenses and income from operations as a percentage of FTD revenues for the quarters and nine months ended September 30, 2011 and 2010.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	59.9	60.2	62.7	62.0
Sales and marketing	16.0	15.7	16.8	17.2
Technology and development	2.6	2.5	1.9	2.1
General and administrative	7.2	7.5	5.3	6.0
Restructuring charges	—	0.1	—	0.3

Total operating expenses	85.7	85.8	86.8	87.5

Segment income from operations	14.3%	14.2%	13.2%	12.5%

        FTD Revenues.    FTD revenues increased by $3.7 million, or 4%, to $108.7 million for the quarter ended September 30, 2011, compared to $105.0 million for the quarter ended September 30, 2010. Excluding the impact of foreign currency exchange rates of $1.1 million due to a stronger British Pound versus the U.S. Dollar, revenues increased by $2.6 million, or 2%, compared to the prior-year period. The increase was primarily due to a 4% increase in average order value (3% increase excluding the impact of foreign currency exchange rates) from $60.77 for the quarter ended September 30, 2010 to $63.46 for the quarter ended September 30, 2011 and a 2% increase in consumer orders.

        FTD revenues increased by $29.5 million, or 7%, to $443.9 million for the nine months ended September 30, 2011, compared to $414.4 million for the nine months ended September 30, 2010. Excluding the impact of foreign currency exchange rates of $5.7 million due to a stronger British Pound versus the U.S. Dollar, revenues increased by $23.8 million, or 6%, compared to the prior-year period. The increase was primarily due to a 4% increase in average order value (3% increase excluding the impact of foreign currency exchange rates) from $59.47 for the nine months ended September 30, 2010 to $62.10 for the nine months ended September 30, 2011 and a 6% increase in consumer orders from 4.7 million for the nine months ended September 30, 2010 to 5.0 million for the nine months ended September 30, 2011.

        FTD Cost of Revenues.    FTD cost of revenues increased by $2.0 million, or 3%, to $65.2 million for the quarter ended September 30, 2011, compared to $63.2 million for the quarter ended September 30, 2010. Excluding the impact of foreign currency exchange rates of $0.7 million, cost of revenues increased by $1.2 million, or 2% compared to the prior-year period. FTD cost of revenues as a percentage of revenues decreased to 59.9% for the quarter ended September 30, 2011, compared to 60.2% for the prior-year period. Cost of revenues as a percentage of revenues was positively impacted by a shift in the mix of products and services sold.

        FTD cost of revenues increased by $21.3 million, or 8%, to $278.4 million for the nine months ended September 30, 2011, compared to $257.1 million for the nine months ended September 30, 2010. Excluding the impact of foreign currency exchange rates of $4.0 million, cost of revenues increased by $17.3 million, or 7%, compared to the prior-year period. FTD cost of revenues as a percentage of revenues increased to 62.7% for the nine months ended September 30, 2011, compared to 62.0% for the prior-year period. Cost of revenues as a percentage of revenues was negatively impacted by a shift in the mix of products and services sold, higher shipping costs and a decrease in post-transaction sales, which have minimal cost of revenues.

        FTD Sales and Marketing Expenses.    FTD sales and marketing expenses increased by $1.0 million, or 6%, to $17.4 million for the quarter ended September 30, 2011, compared to $16.5 million for the quarter ended September 30, 2010. FTD sales and marketing expenses as a percentage of revenues increased to 16.0% for the quarter ended September 30, 2011, compared to 15.7% for the prior-year period. The increase was primarily due to increased marketing expenses.

        FTD sales and marketing expenses increased by $3.6 million, or 5%, to $74.7 million for the nine months ended September 30, 2011, compared to $71.1 million for the nine months ended September 30, 2010. FTD sales and marketing expenses as a percentage of revenues decreased to 16.8% for the nine months ended September 30, 2011, compared to 17.2% for the prior-year period. Excluding the impact of foreign currency exchange rates of $0.7 million, sales and marketing expenses increased by $2.8 million, or 4%, compared to the prior-year period. The increase was primarily due to higher marketing expenditures related to television advertising in the U.K., partially offset by decreased marketing expenditures related to television advertising in the U.S., in each case, leading up to their respective holidays, and increased marketing costs, including those related to group-buying initiatives.

        FTD Technology and Development Expenses.    FTD technology and development expenses increased by $0.2 million, or 6%, to $2.8 million for the quarter ended September 30, 2011, compared to $2.6 million for the quarter ended September 30, 2010. FTD technology and development expenses as a percentage of revenues remained relatively flat at 2.6% for the quarter ended September 30, 2011, compared to 2.5% for the prior-year period.

        FTD technology and development expenses increased by $0.1 million, or 1%, to $8.6 million for the nine months ended September 30, 2011, compared to $8.5 million for the nine months ended September 30, 2010. FTD technology and development expenses as a percentage of revenues decreased slightly to 1.9% for the nine months ended September 30, 2011, compared to 2.1% for the prior-year period.

        FTD General and Administrative Expenses.    FTD general and administrative expenses remained flat at $7.8 million for the quarter ended September 30, 2011, compared to the quarter ended September 30, 2010. FTD general and administrative expenses as a percentage of revenues decreased to 7.2% for the quarter ended September 30, 2011, compared to 7.5% for the prior-year period. General and administrative expenses reflect a decrease in bad debt expense, offset by increases in legal and personnel-related costs.

        FTD general and administrative expenses decreased by $1.1 million, or 5%, to $23.6 million for the nine months ended September 30, 2011, compared to $24.7 million for the nine months ended September 30, 2010. FTD general and administrative expenses as a percentage of revenues decreased to 5.3% for the nine months ended September 30, 2011, compared to 6.0% for the prior-year period. The decrease in general and administrative expenses was largely attributable to a decrease in bad debt expense and a $0.4 million increase in a reserve for a legal settlement in 2010, partially offset by an increase in personnel-related costs.

        FTD Restructuring Charges.    The FTD segment recorded restructuring charges of $1.2 million for the nine months ended September 30, 2010. These charges were primarily related to the closure of certain call center facilities in the U.S. and the U.K. There were no restructuring charges for the FTD segment for the nine months ended September 30, 2011.

Content & Media Segment Results

        The following table presents the Content & Media segment's operating expenses and income from operations as a percentage of Content & Media revenues for the quarters and nine months ended September 30, 2011 and 2010.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	14.6	17.9	16.6	16.7
Sales and marketing	31.1	29.3	33.9	31.7
Technology and development	13.7	12.4	12.8	11.6
General and administrative	14.5	11.7	14.6	12.5
Restructuring charges	—	—	—	(0.1)

Total operating expenses	73.8	71.2	77.9	72.5

Segment income from operations	26.2%	28.8%	22.1%	27.5%

        Content & Media Revenues.    Content & Media revenues decreased by $5.0 million, or 10%, to $44.1 million for the quarter ended September 30, 2011, compared to $49.1 million for the quarter ended September 30, 2010. The decrease was due to a $3.0 million decrease in advertising revenues primarily related to a decrease in revenues generated by our online loyalty marketing service due to a number of factors, including the loss of a major customer and, to a lesser extent, a decrease in the number of segment active accounts as well as a decrease in available advertising inventory on the Memory Lane website. In addition, Content & Media services revenues decreased by $2.4 million for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 as a result of a 20% decrease in our average number of pay accounts from 4.9 million for the quarter ended September 30, 2010 to 3.9 million for the quarter ended September 30, 2011, partially offset by a 23% increase in ARPU from $2.26 for the quarter ended September 30, 2010 to $2.64 for the quarter ended September 30, 2011. The increase in ARPU was primarily attributable to an overall decrease in the percentage of pay accounts on discounted plans and a higher percentage of domestic pay accounts on shorter-term subscription plans, which have higher ARPUs. The decrease in revenues was partially offset by $0.3 million in products revenues generated in the quarter ended September 30, 2011. We anticipate that Content & Media pay accounts and revenues will continue to decline, at least in the near term.

        Content & Media revenues decreased by $8.6 million, or 6%, to $139.8 million for the nine months ended September 30, 2011, compared to $148.4 million for the nine months ended September 30, 2010. The decrease was due to a $4.8 million decrease in services revenues. Services revenues decreased primarily as a result of a 15% decrease in our average number of pay accounts from 4.8 million for the nine months ended September 30, 2010 to 4.1 million for the nine months ended September 30, 2011, partially offset by an 11% increase in ARPU from $2.30 for the nine months ended September 30, 2010 to $2.57 for the nine months ended September 30, 2011. The increase in ARPU was primarily attributable to an overall decrease in the percentage of pay accounts on discounted plans and a higher percentage of domestic pay accounts on shorter-term subscription plans, which have higher ARPUs. In addition, Content & Media advertising revenues decreased by $4.2 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily related to a decrease in revenues generated by our online loyalty marketing service due to a number of factors, including the loss of a major customer and, to a lesser extent, a decrease in the number of segment active accounts as well as a decrease in available advertising inventory on the Memory Lane website. The decrease in revenues was partially offset by $0.3 million in products revenues generated in the nine months ended September 30, 2011.

        Content & Media Cost of Revenues.    Content & Media cost of revenues decreased by $2.4 million, or 27%, to $6.4 million for the quarter ended September 30, 2011, compared to $8.8 million for the quarter ended September 30, 2010. Content & Media cost of revenues as a percentage of Content & Media revenues decreased to 14.6% for the quarter ended September 30, 2011, compared to 17.9% for the prior-year period. The decrease of $2.4 million was primarily due to a $1.5 million decrease in the cost of points earned by members of our online loyalty marketing service, a $0.5 million decrease in overhead-related costs and a $0.4 million decrease in customer support costs.

        Content & Media cost of revenues decreased by $1.7 million, or 7%, to $23.2 million for the nine months ended September 30, 2011, compared to $24.8 million for the nine months ended September 30, 2010. Content & Media cost of revenues as a percentage of Content & Media revenues decreased slightly to 16.6% for the nine months ended September 30, 2011, compared to 16.7% for the prior-year period. The decrease of $1.7 million was due to a $1.0 million decrease in personnel- and overhead-related costs and a $0.4 million decrease in customer support costs.

        Content & Media Sales and Marketing Expenses.    Content & Media sales and marketing expenses decreased by $0.7 million, or 5%, to $13.7 million for the quarter ended September 30, 2011, compared to $14.4 million for the quarter ended September 30, 2010. Content & Media sales and marketing expenses as a percentage of Content & Media revenues increased to 31.1% for the quarter ended September 30, 2011, compared to 29.3% for the prior-year period. The decrease of $0.7 million was primarily due to a $0.5 million decrease in personnel- and overhead-related costs.

        Content & Media sales and marketing expenses increased by $0.3 million, or 1%, to $47.4 million for the nine months ended September 30, 2011, compared to $47.1 million for the nine months ended September 30, 2010. Content & Media sales and marketing expenses as a percentage of Content & Media revenues increased to 33.9% for the nine months ended September 30, 2011, compared to 31.7% for the prior-year period. The increase of $0.3 million was due to a $2.8 million increase in marketing costs primarily related to the launch of Memory Lane, partially offset by a $1.5 million decrease in costs to acquire online loyalty marketing members and other sales and marketing costs as well as a $1.0 million decrease in personnel- and overhead-related costs.

        Content & Media Technology and Development Expenses.    Content & Media technology and development expenses decreased by less than $0.1 million, or 1%, to $6.0 million for the quarter ended September 30, 2011, compared to $6.1 million for the quarter ended September 30, 2010. Content & Media technology and development expenses as a percentage of Content & Media revenues increased to 13.7% for the quarter ended September 30, 2011, compared to 12.4% for the prior-year period.

        Content & Media technology and development expenses increased by $0.7 million, or 4%, to $18.0 million for the nine months ended September 30, 2011, compared to $17.2 million for the nine months ended September 30, 2010. Content & Media technology and development expenses as a percentage of Content & Media revenues increased to 12.8% for the nine months ended September 30, 2011, compared to 11.6% for the prior-year period. The $0.7 million increase was primarily due to an increase in personnel- and overhead-related costs.

        Content & Media General and Administrative Expenses.    Content & Media general and administrative expenses increased by $0.7 million, or 11%, to $6.4 million for the quarter ended September 30, 2011, compared to $5.7 million for the quarter ended September 30, 2010. Content & Media general and administrative expenses as a percentage of Content & Media revenues increased to 14.5% for the quarter ended September 30, 2011, compared to 11.7% for the prior-year period. The increase was primarily due to a $0.7 million increase in a reserve for a legal settlement, as well as an insurance reimbursement of $0.4 million received in the quarter ended September 30, 2010, partially offset by a $0.5 million decrease in personnel- and overhead-related costs.

        Content & Media general and administrative expenses increased by $1.8 million, or 10%, to $20.4 million for the nine months ended September 30, 2011, compared to $18.6 million for the nine months ended September 30, 2010. Content & Media general and administrative expenses as a percentage of Content & Media revenues increased to 14.6% for the nine months ended September 30, 2011, compared to 12.5% for the prior-year period. The increase of $1.8 million was primarily due to a $2.0 million increase in reserves for legal settlements and a $1.0 million increase in personnel- and overhead-related costs, partially offset by a $1.2 million decrease in professional fees.

        Content & Media Restructuring Charges.    The Content & Media segment recorded a restructuring benefit totaling $0.1 million for the nine months ended September 30, 2010. There were no Content & Media restructuring charges for the quarter and nine months ended September 30, 2011.

Communications Segment Results

        The following table presents the Communications segment's operating expenses and income from operations as a percentage of Communications revenues for the quarters and nine months ended September 30, 2011 and 2010.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	27.1	24.6	26.7	23.9
Sales and marketing	7.1	10.5	8.2	12.8
Technology and development	7.0	8.4	6.1	7.7
General and administrative	10.3	9.7	9.7	9.7
Restructuring charges	0.2	—	0.8	—

Total operating expenses	51.7	53.2	51.5	54.1

Segment income from operations	48.3%	46.8%	48.5%	45.9%

        Communications Revenues.    Communications revenues decreased by $9.9 million, or 25%, to $30.3 million for the quarter ended September 30, 2011, compared to $40.2 million for the quarter ended September 30, 2010. The decrease was primarily due to an $8.7 million decrease in services revenues as a result of a 30% decrease in our average number of dial-up Internet access pay accounts from 0.8 million for the quarter ended September 30, 2010 to 0.6 million for the quarter ended September 30, 2011, as well as a decrease in ARPU from $9.58 for the quarter ended September 30, 2010 to $9.14 for the quarter ended September 30, 2011. The decrease in ARPU is attributable to a higher percentage of pay accounts on lower-priced or discounted subscription plans or services. The decrease in Communications revenues was also due to a $1.2 million decrease in advertising revenues primarily due to the decrease in pay accounts. We expect that Communications dial-up Internet access pay accounts and services revenues will continue to decline.

        Communications revenues decreased by $30.2 million, or 24%, to $97.2 million for the nine months ended September 30, 2011, compared to $127.4 million for the nine months ended September 30, 2010. The decrease was primarily due to a $27.0 million decrease in services revenues as a result of a 30% decrease in our average number of dial-up Internet access pay accounts from 0.9 million for the nine months ended September 30, 2010 to 0.6 million for the nine months ended

September 30, 2011, as well as a decrease in ARPU from $9.53 for the nine months ended September 30, 2010 to $9.21 for the nine months ended September 30, 2011. The decrease in ARPU is attributable to a higher percentage of pay accounts on lower-priced or discounted subscription plans or services. The decrease in Communications revenues was also due to a $3.2 million decrease in advertising revenues primarily due to the decrease in pay accounts.

        Communications Cost of Revenues.    Communications cost of revenues decreased by $1.7 million, or 17%, to $8.2 million for the quarter ended September 30, 2011, compared to $9.9 million for the quarter ended September 30, 2010. Communications cost of revenues as a percentage of Communications revenues increased to 27.1% for the quarter ended September 30, 2011, compared to 24.6% for the prior-year period due to a higher percentage of revenues being generated from our broadband services which have a higher cost of revenues than our dial-up Internet access services. The decrease of $1.7 million was due to a $0.6 million decrease in customer support and billing-related costs due to the decrease in the number of dial-up Internet access pay accounts and a $0.5 million decrease in telecommunications costs associated with our dial-up Internet access services due to the decrease in the number of dial-up Internet access pay accounts and a decrease in hourly usage per pay account.

        Communications cost of revenues decreased by $4.5 million, or 15%, to $25.9 million for the nine months ended September 30, 2011, compared to $30.4 million for the nine months ended September 30, 2010. Communications cost of revenues as a percentage of Communications revenues increased to 26.7% for the nine months ended September 30, 2011, compared to 23.9% for the prior-year period due to a higher percentage of revenues being generated from our broadband services which have a higher cost of revenues than our dial-up Internet access services. The decrease of $4.5 million was due to a $1.9 million decrease in customer support and billing-related costs due to the decrease in the number of dial-up Internet access pay accounts and a $1.2 million decrease in telecommunications costs associated with our dial-up Internet access services due to the decrease in the number of dial-up Internet access pay accounts and a decrease in hourly usage per pay account. In addition, Communications cost of revenues decreased due to a $0.7 million decrease in costs associated with our email, Internet security and web hosting services and a $0.5 million decrease in costs associated with our broadband services. We expect cost of revenues as a percentage of revenues to continue to increase as revenues continue to decrease as a result of a higher percentage of fixed costs compared to variable costs, and a higher percentage of pay accounts being represented by broadband pay accounts, which have higher costs of revenues as compared to dial-up pay accounts.

        Communications Sales and Marketing Expenses.    Communications sales and marketing expenses decreased by $2.1 million, or 49%, to $2.1 million for the quarter ended September 30, 2011, compared to $4.2 million for the quarter ended September 30, 2010. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 7.1% for the quarter ended September 30, 2011, compared to 10.5% for the prior-year period. The decrease in expenses reflects the Company's decision to reduce sales and marketing expenses. The decrease of $2.1 million was due to a $1.4 million decrease in personnel- and overhead-related expenses and a $0.7 million decrease in advertising, promotion and distribution costs primarily related to our dial-up Internet access services.

        Communications sales and marketing expenses decreased by $8.3 million, or 51%, to $8.0 million for the nine months ended September 30, 2011, compared to $16.4 million for the nine months ended September 30, 2010. Communications sales and marketing expenses as a percentage of Communications revenues decreased to 8.2% for the nine months ended September 30, 2011, compared to 12.8% for the prior-year period. The decrease in expenses reflects the Company's decision to reduce sales and marketing expenses. The decrease of $8.3 million was primarily attributable to a $4.7 million decrease in advertising, promotion and distribution costs primarily related to our dial-up Internet access services and a $3.7 million decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Communications Technology and Development Expenses.    Communications technology and development expenses decreased by $1.3 million, or 38%, to $2.1 million for the quarter ended September 30, 2011, compared to $3.4 million for the quarter ended September 30, 2010. Communications technology and development expenses as a percentage of Communications revenues decreased to 7.0% for the quarter ended September 30, 2011, compared to 8.4% for the prior-year period. The decrease of $1.3 million was the result of a decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Communications technology and development expenses decreased by $3.8 million, or 39%, to $6.0 million for the nine months ended September 30, 2011, compared to $9.8 million for the nine months ended September 30, 2010. Communications technology and development expenses as a percentage of Communications revenues decreased to 6.1% for the nine months ended September 30, 2011, compared to 7.7% for the prior-year period. The decrease of $3.8 million was the result of a decrease in personnel- and overhead-related expenses as a result of reduced headcount.

        Communications General and Administrative Expenses.    Communications general and administrative expenses decreased by $0.8 million, or 20%, to $3.1 million for the quarter ended September 30, 2011, compared to $3.9 million for the quarter ended September 30, 2010. Communications general and administrative expenses as a percentage of Communications revenues increased to 10.3% for the quarter ended September 30, 2011, compared to 9.7% for the prior-year period. The decrease of $0.8 million was primarily due to a $0.7 million decrease in personnel- and overhead-related costs as a result of reduced headcount.

        Communications general and administrative expenses decreased by $2.9 million, or 23%, to $9.5 million for the nine months ended September 30, 2011, compared to $12.4 million for the nine months ended September 30, 2010. Communications general and administrative expenses as a percentage of Communications revenues remained flat at 9.7% for the nine months ended September 30, 2011, compared to the prior-year period. The decrease of $2.9 million was primarily due to a $2.6 million decrease in personnel- and overhead-related costs as a result of reduced headcount and a $0.4 million decrease in bad debt expense.

        Communications Restructuring Charges.    Communications restructuring charges related to employee termination benefits and contract termination costs were $0.1 million and $0.8 million for the quarter and nine months ended September 30, 2011, respectively. There were no Communications restructuring charges for the quarter and nine months ended September 30, 2010.

Unallocated Corporate Expenses

        Unallocated corporate expenses decreased by $0.6 million, or 7%, to $7.0 million for the quarter ended September 30, 2011, compared to $7.6 million for the quarter ended September 30, 2010 primarily as a result of a $0.4 million decrease in personnel-related costs. Unallocated corporate expenses decreased by $2.1 million, or 8%, to $23.4 million for the nine months ended September 30, 2011, compared to $25.4 million for the nine months ended September 30, 2010. The decrease was primarily due to $2.0 million of expenses recorded in the first quarter of 2010 related to a potential transaction that failed to consummate.

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

        Our total cash and cash equivalents balances increased by $12.6 million, or 13%, to $112.8 million at September 30, 2011, compared to $100.3 million at December 31, 2010. Our summary cash flows for the nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$71,734	$95,421
Net cash used for investing activities	$(21,895)	$(21,050)
Net cash used for financing activities	$(37,019)	$(98,440)

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

        Net cash provided by operating activities decreased by $23.7 million, or 25%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in working capital including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, deferred taxes, and tax benefits (shortfalls) from equity awards. The decrease in net cash provided by operating activities was due to a $21.5 million increase in working capital requirements primarily related to the timing of payments to vendors, changes in tax liabilities and a decline in deferred revenue as a result of a decline in Content & Media pay accounts and, to a lesser extent, a $2.2 million decrease in net income, adjusted for non-cash items. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities increased by $0.8 million, or 4%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase was primarily due to a $0.7 million increase in purchases of rights, content and intellectual property related to acquiring new content for our domestic online nostalgia services business. We currently anticipate expending between $3 million to $4 million on purchases of rights, content and intellectual property in 2011, primarily for the purpose of adding new content.

        Capital expenditures for the nine months ended September 30, 2011 were $19.2 million. We currently anticipate that our total capital expenditures for 2011 will be in the range of $25 million to $28 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities decreased by $61.4 million, or 62%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. In the nine months ended September 30, 2010, we repaid $54.8 million on the outstanding balance of the 2008 Credit Agreement. In the nine months ended September 30, 2011, we refinanced the 2008 Credit Agreement and, in connection with the refinancing, we received net proceeds of $261.3 million, which, along with FTD's available cash, were used to repay the outstanding balance on the 2008 Credit Agreement of $264.6 million. Additionally, repurchases of common stock for the nine months ended September 30, 2011 decreased by $12.1 million, compared to the nine months ended September 30, 2010.

        The payment of dividends and dividend equivalents is a cash outflow from financing activities. In January, April and July 2011, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 28, 2011, May 31, 2011 and August 31, 2011 and totaled $9.4 million, $9.3 million and $9.3 million, respectively, including dividend equivalents paid on nonvested restricted stock units. In October 2011, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is November 14, 2011 and the dividend will be paid on November 30, 2011. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, we repurchased a total of $150.2 million of our common stock under the Program and at December 31, 2010, the remaining amount available under the Program was $49.8 million. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million. At September 30, 2011, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units and stock awards we grant to employees. In general, we currently do not collect the applicable required employee withholding taxes from employees upon vesting of restricted stock units and upon the issuance of stock awards. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the nine months ended September 30, 2011 and 2010 were $7.0 million and $8.2 million, respectively, for which we withheld 1.0 million shares and 1.4 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting and stock awards being issued during the period.

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

        Under the terms of the Credit Agreement, FTD Group, Inc., a subsidiary of United Online, Inc., is generally restricted from transferring funds and other assets to United Online, Inc., with certain exceptions including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations) which may be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the Credit Agreement are satisfied. These restrictions have resulted in restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group, Inc. and its subsidiaries totaling $256.2 million at September 30, 2011. The Credit Agreement also includes provisions which require us to make debt prepayments in the event that we generate consolidated excess cash flow, as defined in the Credit Agreement, on an annual basis commencing in April 2013 for fiscal year 2012. The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to fulfill our debt service obligations, at least in the next twelve months. FTD Group, Inc. was in compliance with all covenants under the Credit Agreement at September 30, 2011.

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

Contractual Obligations

        Contractual obligations at September 30, 2011 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest	$357,835	$15,436	$30,599	$34,031	$277,769
Member redemption liability	22,798	18,214	4,584	—	—
Operating leases	37,492	12,045	17,384	4,588	3,475
Services and promotional contracts	4,049	3,068	981	—	—
Telecommunications purchases	7,083	6,091	992	—	—
Floral-related purchases	4,824	4,824	—	—	—
Other long-term liabilities	3,370	274	2,180	276	640

Total	$437,451	$59,952	$56,720	$38,895	$281,884

        Commitments under letters of credit at September 30, 2011 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years
Letters of credit	$1,464	$1,368	$96

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

Off-Balance Sheet Arrangements

        At September 30, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        Comprehensive Income—In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, as codified in ASC 220, Comprehensive Income. The amendments in this update require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Additionally, the amendments in this update require that reclassification adjustments from other comprehensive income to net income be shown on the face of the statement of comprehensive income. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect this update to have a material impact on our consolidated financial statements.

        Intangibles—Goodwill and Other—In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, as codified in ASC 350, Intangibles—Goodwill and Other. The amendments in this update allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. We perform our annual impairment assessment in the fourth quarter and expect to adopt this update in the quarter ending December 31, 2011. We do not expect this update to have a material impact on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash, cash equivalents, and the outstanding balance of the Credit Agreement. The interest rate set forth in the Credit Agreement for the Term Loan and the Revolving Credit Facility is either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the Term Loan). A 100 basis point increase in LIBOR rates would result in an estimated annual increase in our interest expense related to the outstanding debt under the Credit Agreement of approximately $0.2 million.

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

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries. These contracts are designated as hedges of net investments in foreign entities, and the gains or losses are reported in accumulated other comprehensive loss to the extent that they are effective. At September 30, 2011, the notional value of open forward foreign currency exchange contracts accounted for as foreign net investment hedges totaled $3.4 million.

        Periodically, we enter into forward foreign currency exchange contracts which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to partially offset the economic effect of fluctuations in foreign currency exchange rates. At September 30, 2011, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $4.1 million. We may, in the future, also use other derivative financial instruments, if it is determined that such hedging activities are appropriate to reduce risk.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint was filed in April 2002. The complaint alleges that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs are seeking injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. The parties in the approximately 300 coordinated class actions, including NetZero, the underwriter defendants in the NetZero class action, and the plaintiff class in the NetZero action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make a settlement payment on behalf of the issuers, including NetZero. On October 5, 2009, the district court issued an order granting final approval of the settlement and certifying the settlement class. Two individuals appealed the October 5, 2009 order and plaintiffs filed a motion to dismiss the appeals. One of the appeals has been dismissed and the other appeal is pending before the United States Court of Appeals for the Second Circuit.

        On October 30, 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. On December 19, 2008, Xavier Vasquez filed a purported class action complaint against Classmates Online, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs are seeking injunctive relief and damages. On April 30, 2009, the United States District Court of the Western District of Washington consolidated the Michaels and the Vasquez actions and designated the Michaels action as the lead case. On March 12, 2010, the parties entered into a comprehensive class action settlement agreement. On December 16, 2010, the court conducted a final approval hearing on the settlement. On February 22, 2011, the court issued an order formally denying final approval of the settlement. On March 24, 2011, the parties entered into a revised settlement agreement, and on March 25, 2011, plaintiffs filed a motion for preliminary approval of the revised settlement. On July 8, 2011, the court issued an order granting preliminary approval of the revised settlement agreement, establishing a schedule for providing notice to class members and setting December 15, 2011 as the date for the hearing to determine the final approval of the settlement. On July 27, 2011, the court entered an order approving a revised individual notice to the settlement class and, thereafter, the parties entered into a revised settlement agreement effective as of August 1, 2011 that included the revised notice and minor court-approved changes. The notices have been sent to the settlement class and the deadline to submit all claims and objections or to opt-out of the settlement class is November 18, 2011.

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

        We record a liability when we believe that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. We evaluate, at least quarterly, developments in our legal matters that could affect the amount of liability that has been previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. We may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At September 30, 2011, we had a reserve of $5.1 million for a pending legal settlement. With respect to the other legal matters described above, we have determined, based on our current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations, or cash flows.

ITEM 1A.    RISK FACTORS

        The risk factors set forth below are substantially the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2010, with the exception of, under "Additional Risks Relating to Our Communications Segment," the addition of a risk factor related to the Communications segment's planned NetZero mobile broadband service.

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

        We have expended, and may continue to expend, significant resources in developing and implementing new business initiatives, products, services, and features, such as those related to our Memory Lane website and the planned NetZero mobile broadband service. Such development and implementation involves a number of uncertainties, including unanticipated delays and expenses and technological problems. New business initiatives, products, services, or features also may not be accepted by consumers or commercially successful. We cannot assure you that we will be successful in such development and implementation efforts, including those related to the Memory Lane business or the planned NetZero mobile broadband service, or that any new business initiatives, products, services, or features will be accepted by consumers or commercially successful. If our development and implementation efforts are not successful, or such new initiatives, products, services, or features are not accepted by consumers or commercially successful, our key metrics and financial results could be materially and adversely impacted.

Our marketing efforts may not be successful, which could increase our costs and adversely impact our key metrics and financial results.

        We spend significant resources marketing our brands, products and services. We rely on relationships with a wide variety of third parties, including Internet search providers, Internet advertising networks, co-registration partners, retailers, distributors, and direct marketers, to promote or distribute our products and services. In addition, in connection with the launch of new products or services, such as those related to the Memory Lane website and the planned NetZero mobile broadband service, we may spend a significant amount on their marketing, including through television advertising. If our marketing activities are inefficient or unsuccessful, or if important third-party relationships become more expensive or unavailable, our key metrics and financial results could be materially and adversely impacted.

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

        An increase in the number of members or customers to whom we are not able to send emails, or who elect to not receive, or are unable to receive, our emails could adversely affect our business and results of operations. From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our members or customers. Third parties may also block, impose restrictions on, or start to charge for, the delivery of emails through their email systems. Due to the importance of email to our businesses, any disruption or restriction on the distribution of emails or increase in the associated costs could materially and adversely affect our revenues and profitability.

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

        In connection with our Internet-based transactions, a number of states have been considering or adopting legislation or instituting policy initiatives, including those that would facilitate a finding of nexus to exist between Internet companies with the states, aimed at expanding the reach of sales and use taxes or imposing state income or other taxes on various innovative theories, including agency attribution from independent third-party service providers. Such legislation or initiatives could result in the imposition of additional sales and use taxes, or the payment of state income or other taxes, on certain transactions conducted over the Internet. In addition, advertisers and other third parties may choose to not do business with us in order to avoid nexus with certain states. If such legislation is enacted, or such initiatives are instituted, and upheld by the courts, the legislation or initiatives could subject us to substantially increased tax liabilities for past and future sales or state income or other taxes, require us to collect additional sales and use taxes, cause our future sales to decrease, otherwise negatively impact our businesses, and thus have a material adverse effect on us.

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

Our planned NetZero mobile broadband service may not launch as contemplated or may not be commercially successful.

        We recently announced our plans to offer a mobile broadband service under the NetZero brand in the first quarter of 2012. However, the planned launch of the new service is subject to a number of uncertainties, including unanticipated delays and expenses and technological or other problems on our part as well as the third-party suppliers whose products and services are integral to the service. The new service also may not be accepted by consumers or commercially successful. Some of our prospective competitors have longer operating histories, greater name and brand recognition, larger user bases, wider coverage areas, and significantly greater financial, technical, sales, and marketing resources than we do. We cannot assure you that we will be successful in the development and implementation of the planned mobile broadband service, or that the service will be commercially successful. Delays, additional expenses, the failure to develop and implement the mobile broadband service as planned, or the service's failure to be commercially successful, could materially and adversely impact our business, financial condition, results of operations, and cash flows.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (b) Not applicable

(c)   Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allowed us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From time to time, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. In April 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the Program, bringing the total amount authorized under the Program to $200 million. In December 2009, the Board of Directors again further extended the Program through December 31, 2010. From August 2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program at December 31, 2010. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million. At September 30, 2011, the authorization remaining under the Program was $80 million.

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

        Common stock repurchases during the quarter ended September 30, 2011 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
August 2011	122	$5.31	—	$80,000

ITEM 6.    EXHIBITS

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
10.1	Employment Agreement between the Registrant and Neil P. Edwards	X		000-33367	11/7/2011
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/7/2011
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/7/2011
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/7/2011
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/7/2011
101.INS	XBRL Instance Document	X		000-33367	11/7/2011
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	11/7/2011
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	11/7/2011
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	11/7/2011
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	11/7/2011
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	11/7/2011

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2011	UNITED ONLINE, INC. (Registrant)
	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
10.1	Employment Agreement between the Registrant and Neil P. Edwards	X		000-33367	11/7/2011
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/7/2011
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/7/2011
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/7/2011
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/7/2011
101.INS	XBRL Instance Document	X		000-33367	11/7/2011
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	11/7/2011
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	11/7/2011
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	11/7/2011
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	11/7/2011
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	11/7/2011