Form 10-K
period 2011-12-31
UNITED ONLINE INC
filed 2012-02-28
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Act). Yes ☐    No ☒

         At June 30, 2011, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant's common stock on such date reported by The Nasdaq Global Select Market, was $511,771,575 (calculated by excluding shares directly or indirectly held by directors and officers).

         At February 24, 2012, there were 90,156,211 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive proxy statement relating to the 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year.

UNITED ONLINE, INC.

INDEX TO FORM 10-K

For the Year Ended December 31, 2011

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about new business initiatives, products, services, features, and functionality; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; and strategies. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Annual Report on Form 10-K and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.    BUSINESS

Overview

        United Online, through its operating subsidiaries, is a leading provider of consumer products and services over the Internet under a number of brands, including FTD, Interflora, Memory Lane, Classmates, StayFriends, MyPoints, and NetZero.

        United Online, Inc. is a Delaware corporation, headquartered in Woodland Hills, California, that commenced operations in 2001 following the merger of dial-up Internet access providers NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno"). In 2004, our Internet access revenues began to decline and we began diversifying our business to include other consumer Internet offerings in an effort to provide new growth opportunities for the Company. In November 2004, we acquired Classmates Online, Inc. (whose name was changed to Memory Lane, Inc. in February 2011), a provider of online nostalgia services, and in April 2006, we acquired MyPoints.com, Inc. ("MyPoints"), a provider of online loyalty marketing services. In August 2008, we acquired FTD Group, Inc. (together with its subsidiaries, "FTD"), a provider of floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services under the FTD and Interflora brands.

        We report our businesses in three reportable segments:

Segment	Products and Services
FTD	Floral, gift and related products and services for consumers, retail florists and other retail locations
Content & Media	Online nostalgia products and services and online loyalty marketing services
Communications	Internet access, email, Internet security, and web hosting services

        Effective in the first quarter of 2011, we modified how we report segment information to the chief operating decision maker. Our segment reporting now separately reports unallocated corporate expenses. Previously, such expenses were fully allocated to our reportable segments. We have disclosed revised prior period results to conform to the current year presentation.

        In 2011, the FTD segment, the Content & Media segment and the Communications segment accounted for 65%, 21% and 14% of consolidated revenues, respectively. In 2010, the FTD segment, the Content & Media segment and the Communications segment accounted for 60%, 22% and 18% of consolidated revenues, respectively. In 2009, the FTD segment, the Content & Media segment and the Communications segment accounted for 55%, 24% and 21% of consolidated revenues, respectively.

        We generate revenues from three primary sources:

  •
  Products revenues.  Products revenues in our FTD segment are derived primarily from selling floral, gift and related products to consumers via our Internet websites and telephone numbers and, to a lesser extent, to our floral network members. We do not maintain significant physical inventory and generally do not bear the cost of warehousing our consumer product offerings, and we generally receive payment from consumers before paying florists or other third parties to fulfill product orders. Products revenues in our Content & Media segment are derived from the sale of yearbook copies and related shipping fees. Our Communications segment does not currently generate products revenues.

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

Industry Background

FTD Segment—Floral, Gift and Related Products and Services

Consumers

        Floral industry retail purchases in the United States ("U.S."), including flowers, potted plants and seeds were approximately $32.2 billion in 2011, according to the U.S. Department of Commerce. Floral industry retail purchases in the United Kingdom ("U.K."), including fresh cut flowers and indoor plants, were approximately 2.2 billion in 2008, according to Mintel, a market research company. Both the U.S. and U.K. markets are highly fragmented, with thousands of floral industry participants. The floral retail marketplace has evolved considerably in recent years. The following sets forth some of the key market trends:

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

        Floral mass marketers, such as FTD and Interflora British Unit ("Interflora"), generate floral orders from consumers via the Internet and telephone. Floral mass marketers typically partner with third parties, including retail florists and direct ship merchants, to fulfill and deliver the marketers' floral product orders. The floral mass marketers' share of retail floral purchases has expanded due to shifting consumer preferences towards purchasing floral products online and the emergence of prominent brands with national or international exposure. Growing consumer interest in floral arrangements shipped directly to the consumer via common carrier has also benefited floral mass marketers in recent years.

Traditional Retail Florists and Other Retailers

        There were approximately 18,500 retail florists in the U.S. in 2008, according to the U.S. Census Bureau. The total number of retail florists has declined over the past decade, primarily due to floral products becoming increasingly available for purchase on the Internet and in other retail channels as well as recent economic challenges, among other factors. Supermarkets, mass merchants and other retailers have established or increased their presence in the floral products retail market in recent years by adding a variety of floral and related products to their merchandise assortments. The emergence of supermarkets and mass merchants as increasingly important distribution channels within the floral products retail market has led many traditional retail florists to expand their merchandise offerings to include giftware, outdoor nursery stock and seasonal decorations, among other items.

        Floral wire services, which we also refer to as floral network services, utilize proprietary network communications systems to facilitate the transmission and fulfillment of orders among their floral network members. Services provided by floral wire services typically include order transmission, clearing-house services, marketing, and other services in support of the floral network. Order clearing-house services play an important role by ensuring the flow of payment between a floral network member sending an order received from a consumer and the member receiving and fulfilling the order, thereby eliminating counterparty credit risk for the floral network members. The growth of floral mass marketers and the Internet channel has led traditional retail florists to increasingly rely on floral networks to augment their order volumes. Access to incremental consumer orders for fulfillment is one of the various benefits a member receives from membership in a floral network.

        Providers of floral network services typically offer a broad range of services that are designed to promote revenue growth and facilitate the efficient operation of a retail florist's business, including the ability to send, receive and deliver floral orders. Additional products and services offered by providers of floral network services include point-of-sale and related technology systems and services, credit card processing services, e-commerce website services, online advertising tools, clearing-house services, order transmission, and after-hours telephone answering and order taking services, as well as floral-related products, such as fresh flowers and containers. Certain providers of floral network services have recently broadened their focus and developed new product and service offerings to appeal to supermarkets and mass merchants.

Content & Media Segment—Online Nostalgia Services

        The Internet continues to evolve and grow as a platform to enable, among other things, social interaction, consumer engagement, the sale of goods and services, and advertising. We believe that as people age, many will develop a strong interest in reconnecting with people and events from their past.

        The number of Internet users age 35 and older is expected to increase significantly from 116.6 million in 2010 to 136.0 million in 2015, according to eMarketer, a market research firm. Community affiliations based on schools attended encompass a particularly large population of individuals. According to the U.S. Census Bureau, as of 2010, there were approximately 198 million high school graduates living in the U.S. and approximately 127 million people living in the U.S. who had attended college. We believe that the occurrence of class reunions among this large population frequently strengthens an individual's curiosity and nostalgic feelings about school memories, friends and acquaintances, and popular culture during such individual's years in high school and college.

        Our domestic Classmates service, which launched in 1995 as one of the first social networking services, is designed to assist members in finding friends and acquaintances primarily from high school. Consumers can register for free accounts or pay for premium accounts that give them access to more information. As the Internet has matured, a number of other websites and services, such as Facebook and Google, have provided alternative means for individuals to find and interact with people from their past. Facebook, in particular, has become a dominant platform for finding and interacting with people online, including acquaintances from the past as well as the present. Our services continue to serve as platforms for online nostalgia activities and communications, especially related to the high school experience. We are also beginning to use the Facebook platform as an additional location to access our content and services.

Content & Media Segment—Online Loyalty Marketing

        The Internet has been a growing channel for advertising and for consumers to find and purchase goods and services. According to eMarketer, total advertising spending on the Internet in the U.S. is expected to grow from $26.0 billion in 2010 to $49.5 billion in 2015 and the number of online shoppers in the U.S. using the Internet to purchase goods or services is expected to grow from 172.3 million to 201.1 million during the same period. As a result of both existing activity and expected growth, advertisers continue to seek effective ways to target and reach online consumers.

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

        Online loyalty marketing programs and similar services that rely primarily on email marketing enable advertisers to target consumers in ways that are generally impractical with traditional offline direct marketing channels. Online loyalty marketing programs can also easily measure click-through rates on display advertising and response rates to email campaigns, providing rapid feedback for advertisers that can be used to identify potential customers and create new targeted offers. In addition, an online loyalty marketing program that has attracted a large, responsive and loyal member base helps to improve returns on the advertisers' marketing investments. Furthermore, advertisers may prefer to work with online loyalty marketing programs that offer performance-based pricing, which helps advertisers achieve specific performance objectives within budget.

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

        Broadband Internet access services are now available to most of the U.S. population at competitive prices, although market pricing varies based on the geographic region and speed of the broadband service, among other factors. Broadband continues to have a much lower penetration in rural areas when compared to urban and suburban areas and, according to an estimate released by the Federal Communications Commission in June 2011, 19 million Americans lack access to broadband in rural areas, compared to seven million Americans that lack access to broadband in non-rural areas. Many broadband providers, including cable companies such as Comcast and local exchange carriers such as AT&T, market broadband Internet access offerings that are "bundled" with telephone, entertainment or other services, which generally results in lower prices than stand-alone services. At the same time, the maturity of the dial-up Internet access market has led the largest dial-up service providers in the U.S., including AOL, EarthLink, NetZero, and Juno, to significantly reduce marketing spending and operate their dial-up Internet access businesses primarily for profitability and cash flow contributions.

        There are numerous dial-up Internet access providers in the U.S., although a small number of national providers account for a significant majority of the U.S. dial-up market. AOL, EarthLink and our Internet access businesses, NetZero and Juno, on a combined basis reported approximately

4.5 million dial-up Internet access pay accounts at December 31, 2011. As the industry has matured, the average tenure of dial-up Internet access pay accounts has increased significantly, which has generally resulted in a reduction in subscriber churn since longer tenured pay accounts, on average, exhibit greater retention characteristics than new pay accounts.

        In 2012, we intend to begin selling 4G mobile broadband under the NetZero brand as part of a wholesale agreement with Clearwire, a leading provider of 4G mobile broadband in the U.S. The dynamics and drivers of this market are substantially different from the dial-up Internet access market in which NetZero and Juno have historically operated. We plan to offer consumers the option to access the service by purchasing either a NetZero USB modem to connect a single device such as a PC or a Mac® computer, or purchasing a NetZero personal hotspot that can connect up to eight Wi-Fi enabled devices simultaneously. Both NetZero USB modem and NetZero hotspot customers will be able to connect to the NetZero 4G mobile broadband service within the Clearwire coverage area using a PC, Mac® computer, iPad® mobile digital device, other tablets, netbooks, and smartphones. The NetZero 4G mobile broadband service will be generally available for use in the home, at the office or on the go by customers across the U.S. within the Clearwire coverage area.

Segment Services

FTD

        FTD is a leading provider of floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services, in the U.S., Canada, the U.K., and the Republic of Ireland. The business uses the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo. FTD is a floral and gift mass marketer, which we refer to as FTD's consumer business, and a provider of floral network services, which we refer to as FTD's floral network business. These businesses are complementary, as the majority of floral orders generated by the consumer business are fulfilled and hand-delivered by the members of the FTD floral network, with the remaining orders delivered via direct shipment from third-party suppliers. FTD does not currently own or operate any retail locations. For additional information regarding our FTD segment, see Note 2—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

        Consumer Business.    FTD is a leading marketer of flowers and gift items to consumers. FTD operates in the U.S. and Canada, primarily through the www.ftd.com and www.ftd.ca websites and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, through the www.interflora.co.uk and www.interflora.ie websites and various telephone numbers. FTD also operates mobile websites for these same markets that are optimized for mobile phones with Internet connections. While floral arrangements and plants are FTD's primary offerings, FTD also markets and sells gift items, including jewelry, chocolates, stuffed animals, wine, fruit, bath and beauty products, and other gift baskets.

        Consumers place orders at FTD's websites and, to a much lesser extent, over the telephone. Internet orders represented 89.0% of consumer order volume during the year ended December 31, 2011. Orders are transmitted to floral network members or third-party suppliers for processing and delivery. The majority of consumer orders are hand-delivered by FTD's floral network members, who provide same-day and future delivery. The other consumer orders are fulfilled and shipped directly to the consumer in an elegant gift box by third parties, who provide next-day and future delivery.

        Consumers typically pay for floral and gift orders before FTD pays its floral network members or third-party suppliers to fulfill and deliver them. In general, FTD does not maintain significant physical inventory and generally does not bear the cost of warehousing and distribution facilities because its floral network members and third-party suppliers maintain substantially all floral and gift physical inventory and facilities and therefore bear the cost of warehousing and distribution.

        Floral Network Business.    FTD provides a comprehensive suite of products and services that promote revenue growth and enhance the operating efficiencies of its floral network members, including services that enable such members to send, receive and deliver floral orders. Floral network members include traditional retail florists, as well as other retailers offering floral and related products and services, that are located primarily in the U.S., Canada, the U.K., and the Republic of Ireland. The large networks of floral network members provide an order fulfillment vehicle for our consumer business and allow FTD to offer same-day delivery capability (subject to certain limitations) to populations throughout the U.S., Canada, the U.K., and the Republic of Ireland.

        FTD products and services available to floral network members include access to the FTD and Interflora brands and the Mercury Man logo, supported by various marketing campaigns; access to the floral networks; credit card processing services; e-commerce website services; online advertising tools; and clearing-house services, order transmission, and after-hours telephone answering and order taking services, as well as floral-related products, such as fresh flowers and containers. FTD also provides point-of-sale and related technology services and systems that enable its floral network members to transmit and receive orders and manage several back office functions of a floral retailer's business, including accounting, customer relationship management, direct marketing campaigns, delivery route management, event planning, and mobile applications. FTD also acts as a national wholesaler to its floral network members, providing branded and non-branded hard goods and cut flowers as well as packaging, promotional products and a wide variety of other floral-related supplies. Wholesaling vases and other hard goods to floral network members helps to ensure consistency between the consumer orders fulfilled by floral network members and the product imagery displayed on the FTD and Interflora websites.

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

Online Nostalgia Services

        We operate our nostalgia services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Led by our Classmates.com website that serves the U.S. and Canada, our nostalgia services comprise a large and diverse population of users, with approximately 55 million registered accounts at December 31, 2011.

        Over the years, Classmates members have contributed a substantial amount of distinct, relevant pieces of user-generated content, such as names, high school affiliations, biographies, interests, and photos. We believe our large membership base and the user-generated content posted on Classmates assist us in attracting new members and bringing existing members back to the website on a recurring basis.

        During 2010 and 2011, partially in response to changing industry dynamics, we began the process of evolving the Classmates.com website to broaden our focus on nostalgia. Today, in addition to the historical Classmates section of the website, which has all of the features and functionality described below, the website also has a Memory Lane section, which contains a variety of nostalgic content, including magazines, photographs, sports clips, music videos, and much more. The primary form of nostalgic content on the website is digitized versions of high school yearbooks. Visitors to the website now can engage with yearbooks as well as the other types of nostalgic content, which can facilitate new forms of social interaction, such as sharing memorable content with friends and acquaintances or posting comments on the Classmates website or the Memory Lane page on Facebook. Members and visitors may also purchase a copy of any yearbook available on the Classmates website.

        Our intent is to leverage our large base of registered consumers age 35 and over, who joined Classmates to reconnect with important memories from their past, by offering these and other consumers a broader value proposition. In addition to the historical features of the Classmates service, members currently receive free access to all yearbooks available on the website.

        As of December 31, 2011, we had approximately 108,000 digitized high school yearbooks available on the website, representing what we believe is the largest collection available anywhere on the Internet. In 2011, we added functionality to allow members to tag photos directly in the digitized yearbook collection and an index of all members shown in the yearbooks. During 2012, we intend to both increase the number of yearbooks on the website as well as enhance the functionality of our digital yearbooks, including adding search and other features to facilitate engagement and sharing of yearbook content.

        Domestic.    Visitors to the Classmates website can experience a substantial amount of nostalgic content free of charge. Members with free accounts can use our search feature to locate individuals in our database or in our collection of yearbooks; post information and view information posted by other members; tag yearbook photos; and organize reunions and engage in other reunion-related activities. To learn who has visited his or her profile or yearbook or engage in the other premium features described below, a member is required to purchase an All-Access Pass, which is generally available for terms ranging from three months to two years. Revenues from our Classmates website are derived primarily from the sale of these subscriptions and, to a lesser extent, from advertising fees and other transactions on our website, including the sale of yearbook copies.

        All-Access Pass holders have access to a variety of premium features. We expect the features available to free users and All-Access Pass holders to continue to change from time to time. Premium features currently include, among others:

  •
  Access to our Classmates Guestbook, which alerts members when another member visits his or her Classmates profile, unless the visiting member makes the profile selection not to leave his or her name. Only All-Access Pass holders are able to see the names of the members who visited their Classmates profile.

  •
  Access to our new Yearbook Visitor feature which, similar to our Classmates Guestbook feature, alerts members when another member visits his or her yearbook picture, unless the visiting member makes the profile selection not to leave his or her name.

  •
  Access to our Classmates maps feature which can generate a map showing the geographic locations, based on zip codes, of the members in the All-Access Pass holder's high school or other community affiliation.

        International.    In addition to our Classmates website, we operate five international websites that offer nostalgia services, primarily as a social networking platform to reconnect friends and acquaintances from high school. We operate StayFriends in Germany, Sweden, Austria, and Switzerland (www.stayfriends.de, www.stayfriends.se, www.stayfriends.at, and www.stayfriends.ch, respectively), and Trombi in France (www.trombi.com). Similar to the Classmates website, each international website includes free and pay memberships, although the features of our international pay services differ from those of the Classmates pay services.

Online Loyalty Marketing

        Our online loyalty marketing service, MyPoints, connects advertisers with its members by allowing members to earn rewards points for engaging in online activities. MyPoints is a free service for consumers who register and provide certain identifying information to receive direct email marketing and other online loyalty promotions. The MyPoints website (www.mypoints.com) serves as a shopping portal for our advertising clients and direct sales partners. Members earn points for responding to email offers, taking market research companies' surveys, shopping online at the MyPoints website, searching the Internet through a MyPoints branded toolbar, playing MyPoints branded online games, and engaging in other online activities. In addition to these online point earning opportunities, MyPoints also offers a member credit card with opportunities to earn points through both online and offline shopping. Rewards points are redeemable primarily in the form of third-party gift cards currently from approximately 85 merchants, including, among others, leading retailers, theaters, restaurants, airlines, and hotels.

        MyPoints provides advertisers with an effective means to reach a large online audience. MyPoints uses a variety of criteria, including personal interests, purchasing behavior and demographic profiles, to create targeted promotions for advertisers. These marketing campaigns are tailored to meet the goals of the specific advertiser, which are most commonly to generate incremental sales of an advertiser's products or services but may also include objectives that do not involve purchase transactions such as generating sales leads or increased traffic on an advertiser's website. In many cases, MyPoints sends personalized email marketing messages, called BonusMail®, that are directed specifically to individual MyPoints members to showcase a single advertiser or offer. MyPoints members benefit not only from attractive discounts and other benefits featured in BonusMail® offers but also generally receive points for purchases and for clicking through the media links in BonusMail® to the advertiser's website as well as for other actions taken within a limited time period. We believe the limited-time nature of the BonusMail® offers adds a sense of urgency to the promotion for the consumer.

        All of our online loyalty marketing service revenues are classified as advertising revenues. Advertisers pay us primarily based on performance measures that include when our MyPoints emails are transmitted to members, when members respond to emails and when members complete online transactions.

Communications

        Our principal Communications pay service is dial-up Internet access, offered under the NetZero and Juno brands. We also offer broadband Internet access, email, Internet security services, and web hosting services. In total, we had 0.8 million Communications pay accounts at December 31, 2011, of which 0.5 million were Internet access accounts and 0.3 million were pay accounts subscribed to our other Communications services, including email, Internet security and web hosting services. Most of our Communications revenues are derived from dial-up Internet access pay accounts. For additional information regarding our Communications segment, see Note 2—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Internet Access Services

        Our Internet access services consist of dial-up and, to a much lesser extent, broadband services. Our dial-up Internet access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up Internet access services include Internet access and an email account. In addition, we offer accelerated dial-up Internet access services which can significantly reduce the time required for certain web pages to load during Internet browsing when compared to our basic dial-up Internet access services. Our accelerated dial-up Internet access services are also bundled with additional benefits, including pop-up blocking, antivirus software and enhanced email storage, although we also offer each of these features and certain other value-added features as stand-alone pay services. Our dial-up Internet access services are available in more than 12,500 cities across the U.S. and Canada.

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

Sources of Revenues

        We generate revenues from the sale of products, services and online advertising.

Products Revenues

        Products revenues consist of the FTD segment's merchandise revenues and related shipping and service fees, less discounts and refunds, for FTD consumer orders, as well as revenues generated from sales of branded and non-branded hard goods, software and hardware systems, cut flowers, packaging and promotional products, and a wide variety of other floral-related supplies to floral network members. Products revenues also consist of the Content & Media segment's sales of yearbook copies and related shipping fees. We do not currently generate products revenues from our Communications segment.

Services Revenues

  FTD

        FTD services revenues consist of fees charged to its floral network members for access to the FTD and Interflora brands and the Mercury Man logo, access to the floral networks, credit card processing services, e-commerce website services, online advertising tools, clearing-house services, order transmission, and after-hours telephone answering and order taking services.

  Content & Media and Communications

        Content & Media and Communications services revenues primarily consist of amounts charged for our pay services. Our Content & Media and Communications services revenues are primarily dependent on two factors: the average number of pay accounts for a period and the average monthly revenue per pay account ("ARPU"). The average number of pay accounts is a simple average calculated based on the number of pay accounts at the beginning and end of a period.

        In general, we charge our pay accounts in advance of providing a service, which results in the deferral of services revenues to the period in which the services are provided. We have offered, and may offer in the future, a variety of price points, subscription periods, discounts, and promotions, both in connection with offers extended to some of our existing accounts and through external marketing channels. Changes in our offers, the extent to which we make such offers and the percentage of such offers that are accepted, can have a significant impact on ARPU, profitability, pay account acquisition metrics, conversion rates of free accounts to pay accounts, and retention rates.

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

  FTD

        FTD generates advertising revenues primarily from inclusion of advertisements on emails to consumers, for which revenue is recognized when the advertisement is run, and from referrals of consumers to third-party websites and services, for which revenue is recognized when the related performance criteria is met. Previously, FTD's advertising revenues were primarily from post-transaction sales generated when FTD consumers were presented with third-party offers immediately after completing a purchase on the www.ftd.com and www.interflora.co.uk websites. FTD terminated its domestic post-transaction sales agreement in January 2010 and its international post-transaction sales agreement in January 2011.

  Content & Media

        Our online nostalgia services generate advertising revenues primarily from display advertisements on our websites. Advertising inventory on our nostalgia websites includes text and graphic placements on the user home page, profile page, class list page, and most other pages on our websites. We are able to target the advertising delivered to most of our members while they are on our websites based on a wide variety of factors, including age, gender, demographic data, affiliations, profile data, and postal code. We sell a significant portion of our advertising inventory through third-party advertising resellers.

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

Sales and Marketing

FTD

        Our marketing efforts within the FTD segment are primarily focused on generating orders from new and existing consumer customers; marketing our services to our floral network members; attracting new members to our floral network; and marketing our services to alternative channels such as supermarkets and mass merchants. We also engage in a variety of activities to build and enhance the FTD and Interflora brands.

        Our marketing efforts for our consumer business include online advertising and marketing, including search engine marketing and optimization, social media and social gaming, and group-buying programs; co-marketing and affiliate partnerships, and loyalty programs such as airlines, credit card companies and hotel chains; database marketing to existing consumer customers featuring email promotions; direct mail and other forms of print advertising; an email-based reminder service that provides consumers with personalized reminders of occasions such as birthdays, anniversaries and key gift-giving holidays; and television advertising.

        Our marketing efforts for our floral network business include member appreciation and training events; sponsoring and participating in floral and retail industry trade shows; and offline media campaigns. In addition, many of our marketing efforts for our consumer business are also designed to enhance the businesses of our floral network members. By enhancing the FTD and Interflora brands, we increase the possibility that a consumer will place an order directly with one of our floral network members since floral retailers frequently highlight their association with our floral network in their own marketing efforts. FTD also employs a dedicated sales force to market our products and services to our floral network members and to encourage other floral retailers to become members of our floral network.

Content & Media

        Our marketing efforts are comprised almost entirely of Internet advertising designed to increase our free member base, with most payments to third parties determined based on fees per free member registration acquired through the campaign. In addition, from time to time, we have used and may, in the future, use, various media, including television, print and Internet advertising. We currently intend to continue to focus our marketing efforts for our international online nostalgia services on acquiring free member registrations. Our marketing efforts to obtain members for our online loyalty marketing service are primarily based on co-registration with third-party services.

Communications

        Our Communications segment's marketing efforts are focused primarily on attracting pay accounts, primarily dial-up Internet access accounts; building our NetZero brand; and cross-selling our other services to existing accounts. These marketing efforts include distribution arrangements with retailers and personal computer manufacturers; advertising on the Internet; and direct marketing campaigns. These activities are designed to drive prospective members to call our toll-free telephone numbers to purchase our services or to visit our websites and download our software. In most distribution arrangements, we pay a fee for each new pay account referred to us by the retailer or personal computer manufacturer. In addition, from time to time, we have used and may, in the future, use, various media, including television, print and Internet advertising.

Sales of Advertising Inventory

        We have an internal sales organization dedicated to selling our Internet advertising products and services. This group works with internal media operations personnel dedicated to serving and monitoring the performance of our advertising initiatives. While we derive a portion of our advertising revenues from transactions entered into directly with advertisers and their agencies, particularly within our online loyalty marketing service, we sell a significant portion of our advertising inventory through third-party advertising resellers.

Competition

        The industries in which we offer products and services are highly competitive. A summary of competitive factors is set forth below and in "Risk Factors," which appears in Item 1A of this Annual Report on Form 10-K.

Floral, Gift and Related Products and Services

        We compete in the market for flowers and gifts. In the consumer market, consumers are our customers for direct sales of floral products and gifts through our websites and telephone numbers. In the floral network services market, retail florists and supermarkets are our principal customers for memberships and subscriptions to our various floral network services, including access to the FTD and Interflora brands and the Mercury Man logo, access to the floral networks, credit card processing services, e-commerce website services, online advertising tools, clearing-house services, order transmission, and after-hours telephone answering and order taking services, as well as floral-related products, such as fresh flowers and containers.

        The consumer market for flowers and gifts is highly competitive and fragmented as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, and floral mass marketers. We believe the primary competitive factors in the consumer market are price, quality of products, selection, customer service, ordering convenience, and strength of brand. The floral network services market is highly competitive as well, and retail florists and supermarkets may choose from a variety of providers that offer similar products and services. We believe the primary competitive factors in this market are price, order volume, customer service, services offered, strength of brand, number of members in the network, and fulfillment capabilities. In the U.S., our key competitors in the consumer market include online, catalog and specialty floral and gift retailers and mass market retailers with floral departments, including such companies as 1-800-FLOWERS.COM, Inc., Proflowers.com and Teleflora. Our key competitors in the U.S. floral network services market include providers of online or e-commerce services, retailers and wholesalers of floral-related products and other floral network services, such as Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM, Inc. International key competitors include mass market retailers, including Asda, Marks & Spencer, NEXT, and Waitrose/John Lewis, as well as online, catalog and specialty gift retailers such as eFlorist (previously known as Teleflorist) and Serenata Flowers. Although we believe that we compete favorably with respect to many competitive factors, some of our competitors have an advantage over us with respect to certain factors.

        We believe competition in the consumer market will likely continue to intensify. Supermarkets, mass merchants and floral and gift mass marketers have been gaining market share over retail florists as consumers continue to shift more of their floral purchases to these channels. We expect the sales volumes at supermarkets and mass merchants to continue to increase, and other floral mass marketers will continue to increase their competition with us. In particular, the nature of the Internet as a marketplace facilitates competitive entry and comparative shopping, and we have experienced increased competition based on price. Some of our competitors may have significant competitive advantages over us, may engage in more significant discounting, may devote significantly greater resources to marketing campaigns or other aspects of their business or may respond more quickly and effectively than we can to new or changing opportunities or customer requirements.

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

Online Nostalgia Services

        As consumers continue to spend more time and money online, the competition for their time and engagement has continued to intensify. Consumers have a great number of options for online content and entertainment, including, by way of example, games, websites offering news and current events, movies, television shows, videos, information about any and virtually every topic, and the opportunity to communicate, socialize and interact with acquaintances and others. Certain aspects of the value proposition of our online nostalgia services compete with major social networking websites such as Facebook and Google+ as well as Internet search engines such as Google. Many of our competitors offer their content and services free of charge. We believe the primary competitive factors are price, features, functionality, size and engagement of the user base, and quality and scope of the content. We believe we compete favorably with respect to certain of these areas, although many competitors have a significant advantage over us in certain other areas.

Online Loyalty Marketing

        The market for online loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as online loyalty marketing programs continue to grow in popularity. Our MyPoints online loyalty marketing business faces competition for members from other online loyalty marketing programs as well as offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies. In addition, we also face competition for members from online providers of discounted offerings and coupons, such as Groupon and LivingSocial. We believe the primary competitive factors in the online loyalty marketing industry are the number, type and popularity of the participating merchants, the attractiveness of the rewards offered, the number of points awarded for various actions, the ease and speed of earning rewards, and the ability to offer members a robust, user-friendly shopping experience. We believe that we compete favorably in certain of these areas, although some of our competitors have an advantage over us in some or all of these areas.

Internet Access Services

        We compete with numerous providers of broadband services as well as other dial-up Internet access providers. Our principal competitors for broadband services include, among others, local exchange carriers such as AT&T and Verizon, wireless and satellite service providers, and cable service providers. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. We believe the primary competitive factors in the Internet access industry are price, coverage area, features, scope of services, speed, and quality of service. Our dial-up Internet access services do not compete favorably with broadband services with respect to certain of these factors, including, but not limited to, speed and, in certain cases, price. When compared to other dial-up Internet access services, we believe our dial-up Internet access services compete favorably.

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

Billing

FTD

        Orders placed through FTD's consumer websites or telephone numbers typically are paid for using a credit, debit or payment card; therefore, consumers generally pay for floral and gift orders before FTD pays the floral network members and third-party providers to fulfill and deliver them. FTD's floral network members are billed on a monthly basis, generally for products and services and for net clearing-house order activity, which could result in a credit.

Content & Media and Communications

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

        Our customer relationship management and support infrastructure includes employees at our facilities in Woodland Hills, California; Hyderabad, India; Fort Lee, New Jersey; Seattle, Washington; San Francisco, California; Downers Grove, Illinois; Centerbrook, Connecticut; Medford, Oregon; and Sleaford, England. We also outsource, to a third party, substantially all of our telephone customer support and some of our email customer support for our Content & Media and Communications services, and certain of our customer support for FTD. We monitor the effectiveness of our customer support functions and measure performance metrics such as average hold time and first call resolution and abandonment rates. Communications with our customers are logged and categorized to enable us to recognize and act on trends. An internal quality assurance team monitors the performance of our customer support vendor and provides feedback to improve their skills and establish consistency throughout our customer support functions.

Technology

        Each of our services, including our floral network services, our online nostalgia services, our online loyalty marketing service, and our Internet access services operates on a separate and distinct technology platform. Each of our services is generally provided through a combination of internally-developed and third-party software, industry standard hardware and outsourced network services. We maintain the web properties that power these services. We have internally-developed order processing, order transmission, message processing and customer service systems which provide communication to our floral network members and third-party suppliers. We also have developed software to enhance the functionality of certain components of our services, including connectivity, web services, billing, email, customer support, logistics and fulfillment for floral products, data analysis, customer loyalty applications, and targeted advertising. We maintain data centers in multiple locations in the U.S. and Europe. In most cases, we have redundant systems to provide high levels of service availability and connectivity. We host or outsource the majority of our data center services in third-party, co-location facilities and we outsource all of our bandwidth and managed modem services.

        We license from third parties a number of our software applications and components, including applications for our billing, customer support, advertising, and database systems, our client and server applications, and portions of our dial-up Internet access accelerator services. These licenses generally have terms ranging from several years to perpetual.

Government Regulations

        We are subject to a number of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, user privacy, data protection, and consumer protection. In addition, proposed laws and regulations relating to some or all of the foregoing are continuously debated and considered for adoption in the U.S. and other countries, and such laws and regulations could be adopted in the future. For additional information, see "Risk Factors," which appears in Item 1A of this Annual Report on Form 10-K.

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

International Operations

        We have international operations in the U.K., India and Germany. Our operations in the U.K. provide floral, gift and related products and services to consumers and floral network members in the U.K. and the Republic of Ireland. Our operations in India primarily handle email customer support, product development, technology development, and quality assurance. Our operations in Germany provide online nostalgia services in Germany, Sweden, France, Austria, and Switzerland. We do not generate revenues directly from our operations in India. Our U.S. revenues totaled $703.1 million, $740.5 million and $818.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. International revenues totaled $194.6 million, $180.0 million and $171.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. International revenues from our FTD operations, primarily generated by Interflora in the U.K. and the Republic of Ireland, totaled $150.9 million, $141.4 million and $141.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Revenues from our international online nostalgia services totaled $43.7 million, $38.6 million and $30.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. For information regarding risks associated with our international operations, see "Risk Factors," which appears in Item 1A of this Annual Report on Form 10-K. For information regarding long-lived assets, see Note 2—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

        At December 31, 2011, we had 1,504 employees, 961 of which were located in the U.S., 273 of which were located in Europe, 260 of which were located in India, and 10 of which were located in Canada. None of these employees are subject to a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

        By referring to our websites, including, without limitation, www.unitedonline.com, www.ftd.com, www.ftd.ca, www.interflora.co.uk, www.interflora.ie, www.memorylane.com, www.classmates.com, www.stayfriends.de, www.stayfriends.se, www.trombi.com, www.stayfriends.at, www.stayfriends.ch, and www.mypoints.com, we do not incorporate these websites or their contents into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

RISKS RELATING TO OUR BUSINESS GENERALLY

Current or future economic conditions may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        Economic conditions in the U.S. and the European Union have been depressed and may remain challenging for the foreseeable future. Our products and services are discretionary and dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to, among other factors, the general economic climate, the consumers' levels of disposable income, consumer debt, and overall consumer confidence. The continuing economic conditions have adversely impacted certain aspects of our businesses in a number of ways, including reduced demand, more aggressive pricing for similar products and services by our competitors, decreased spending by advertisers, increased credit risks, increased credit card failures, a loss of customers, and increased use of discounted pricing for certain of our products and services. It is likely that these and other factors will continue to adversely impact our businesses, at least in the near term. The continuing economic conditions may adversely impact our key vendors. Such economic conditions and decreased consumer spending have, in certain cases, resulted in, and may in the future result in, a variety of negative effects such as a reduction in revenues, increased costs, lower gross margin and operating margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, and recognition of impairments of assets, including goodwill and other intangible and long-lived assets. Any of the above factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

New business initiatives, products, services, features, or functionality may not be successful, which could adversely impact our key metrics and financial results.

        We have expended, and may continue to expend, significant resources in developing and implementing new business initiatives, products, services, features, and functionality, such as those related to the planned NetZero 4G mobile broadband service and our high school yearbook initiatives related to the Classmates website. Such development and implementation involves a number of uncertainties, including unanticipated delays and expenses and technological problems. New business initiatives, products, services, features, or functionality also may not be accepted by consumers or commercially successful. We cannot assure you that we will be successful in such development and implementation efforts, including those related to the planned NetZero 4G mobile broadband service or our high school yearbook initiatives, or that any new business initiatives, products, services, features, or functionality will be accepted by consumers or commercially successful. If our development and implementation efforts are not successful, or such new initiatives, products, services, features, or functionality are not accepted by consumers or commercially successful, our key metrics and financial results could be materially and adversely impacted.

Our marketing efforts may not be successful, which could increase our costs and adversely impact our key metrics and financial results.

        We spend significant resources marketing our brands, products and services. We rely on relationships with a wide variety of third parties, including Internet search providers, Internet advertising networks, co-registration partners, retailers, distributors, and direct marketers, to promote or distribute our products and services. In addition, in connection with the launch of new products or services, such as those related to the planned NetZero 4G mobile broadband service, we may spend a significant amount on their marketing, including through television advertising. If our marketing activities are inefficient or unsuccessful, or if important third-party relationships become more expensive or unavailable, our key metrics and financial results could be materially and adversely impacted.

We may be unable to maintain or grow our advertising revenues. Reduced advertising revenues may reduce our profits.

        Advertising revenues are a key component of revenues and profitability for our Content & Media and Communications segments. Factors that have caused, or may cause in the future, our advertising revenues to fluctuate include, without limitation, changes in the number of visitors to our websites, active accounts or consumers purchasing our products and services, the effect of, changes to, or terminations of key advertising relationships, changes to our websites and advertising inventory, changes in applicable laws, regulations or business practices, including those related to behavioral or targeted advertising, user privacy and taxation, changes in business models, changes in the online advertising market, changes in the economy, advertisers' budgeting and buying patterns, competition, and changes in usage of our services. Decreases in our advertising revenues are likely to adversely impact our profitability.

        Advertising revenues generated by our Content & Media and Communications segments generally have been declining, when compared to prior periods, and may continue to decline in the future as a result of various factors, including, without limitation, the risks and uncertainties discussed above, in other risk factors, and elsewhere in this Annual Report on Form 10-K. Any or all of the above factors have caused, and could continue to cause, our advertising revenues and profits to significantly decline in the future.

Changes in foreign currency exchange rates could adversely affect comparisons of our operating results.

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, including the British Pound, the Euro, the Indian Rupee, the Swedish Krona, the Swiss Franc, and the Canadian Dollar. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the trend in foreign currency exchange rates. Certain of our key business metrics, such as the FTD segment's average order value and the Content & Media segment's ARPU, are similarly affected by such foreign currency exchange rate fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the British Pound and the Euro, has had, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could negatively impact the comparisons of such results against prior periods.

Significant problems with our key systems or those of our third-party vendors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        The systems underlying the operations of each of our business segments are complex and diverse, and must efficiently integrate with third-party systems, such as credit card processors. Key systems include, without limitation, order transmission, fulfillment and processing, including the system for transmitting orders through the floral network; billing; website and database management; customer support; telecommunications network management; advertisement serving and management systems; and internal financial systems. Some of these systems, such as customer support for our Content & Media and Communications segments, are outsourced to third parties, and other systems, such as FTD's order transmission and fulfillment system and the platform for our international online nostalgia websites, are not fully redundant. We have experienced systems problems in the past, and we or these third parties may experience problems in the future. In addition, if these third parties face financial or other difficulties, our business could be adversely impacted. Any significant errors, failures, interruptions, delays, or other problems with our systems or our third-party vendors or their systems could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        Various governmental agencies have in the past, and may in the future, assert claims, institute legal actions, inquiries or investigations, or impose obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancelation, refund, or disclosure practices. The Federal

Trade Commission and certain state agencies have investigated Internet companies, including us, in connection with consumer protection and privacy matters. In addition, we have received civil investigative demands and subpoenas, as applicable, from the Federal Trade Commission and the Attorneys General of various states, primarily regarding their respective investigations into certain former post-transaction sales practices and certain of our marketing, billing and renewal practices. We have been cooperating with these investigations. However, the outcome of these or any other governmental investigations or their potential implications for our business are uncertain. We may not prevail in existing or future claims and any judgment against us or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices. For example, in 2010, Classmates Online, Inc. and FTD, Inc. paid $960,000 and $640,000, respectively, to resolve an investigation of the Attorney General for the State of New York related to their former post-transaction sales practices. Defending against lawsuits, inquiries and investigations also involves significant expense and diversion of management's attention and resources from other matters. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures could result in changes to our business practices as well as significant fines, penalties or assessments, which could decrease our revenues or increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies or private parties, or we are required to pay significant sums, including damages, fines, penalties, or assessments, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our failure to enforce and protect our intellectual property and proprietary rights could harm our business.

        Our trade names, trademarks, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our businesses. In particular, we view our primary trademarks as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, and domain name laws in the U.S. and similar laws in other countries, as well as licenses and other agreements with our employees, members, consumers, suppliers and other parties, to establish and maintain our intellectual property and proprietary rights in the technology, products, services, and content used in our operations. These laws and agreements may not guarantee that our proprietary rights will be protected and our intellectual property and proprietary rights could be challenged or invalidated. We also license some of our intellectual property rights, including the Mercury Man logo, to third parties. The steps we and such third parties have taken to protect our intellectual property and proprietary rights may not be adequate, and other third parties may infringe or misappropriate our intellectual property and proprietary rights. The protection of our intellectual property and proprietary rights may require the expenditure of significant financial and internal resources. We cannot assure you that we have taken adequate steps to prevent infringement or misappropriation of our intellectual property and proprietary rights. Our failure to adequately protect our intellectual property and proprietary rights could adversely affect our brands and could harm our business.

Our business is subject to online security risks and a security breach or inappropriate access to, or use of, our networks, computer systems or services or those of third-party vendors could expose us to liability, claims and a loss of revenue.

        The success of our business depends on the security of our networks and, in part, on the security of the network infrastructures of our third-party vendors. In connection with conducting our business in the ordinary course, we store and transmit customer and member information, including personally identifiable information. Unauthorized or inappropriate access to, or use of, our networks, computer systems or services, whether intentional, unintentional or as a result of criminal activity, could potentially jeopardize the security of confidential information, including credit card information, of our customers and of third parties. A number of other websites have publicly disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose members, customers or vendors. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our members or customers, cause interruption in our operations, or damage our computers or those of our members or customers.

        A significant number of our members and customers authorize us to bill their payment card accounts (credit or debit) directly for all amounts charged by us. These members and customers provide payment card information and other personally identifiable information which, depending on the particular payment plan, may be maintained to facilitate future payment card transactions. We rely on third-party and internally-developed encryption and authentication technology to provide the security and authentication to effectively secure transmission of confidential information, including payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Non-technical means, for example, actions by an employee, can also result in a data breach. Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the banks that issue the payment cards for their related expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give our members and customers the option of using payment cards. If we were unable to accept payment cards, our businesses would be seriously harmed.

        We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach related to us or the parties with which we have commercial relationships, could damage our reputation and expose us to a risk of loss, litigation and possible liability. We cannot assure you that the security measures we take will be effective in preventing these types of activities. We also cannot assure you that the security measures of our third-party vendors, including network providers, providers of customer and billing support services, and other vendors, will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation or our revenues and may interfere with our ability to provide our products and services, all of which could adversely impact our business. In addition, the coverages and/or limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

Changes in laws and regulations and new laws and regulations may adversely affect our business, financial condition, results of operations, and cash flows.

        We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, including, without limitation, targeted or behavioral advertising, user privacy and data protection, consumer protection, antitrust, and unclaimed property. Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states or the federal government related to automatic-renewal practices, user privacy, targeted or behavioral advertising, floral-related fees and advertising, and taxation, could impact our revenues or certain of our business practices or those of our advertisers. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our products and services, our costs, or the manner in which we or our advertisers conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

Our online nostalgia and online loyalty marketing services, as well as our FTD segment's consumer business, rely heavily on email campaigns, and any disruptions or restrictions on the sending of emails or increase in the associated costs could adversely affect our business, financial condition, results of operations, and cash flows.

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

        An increase in the number of members or customers to whom we are not able to send emails, or who elect to not receive, or are unable to receive, our emails could adversely affect our business, financial condition, results of operations, and cash flows. From time to time, Internet service providers block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our members or customers. Third parties may also block, impose restrictions on, or start to charge for, the delivery of emails through their email systems. Due to the importance of email to our businesses, any disruption or restriction on the distribution of emails or increase in the associated costs could materially and adversely affect our revenues and profitability.

We may be unsuccessful at acquiring additional businesses, services or technologies. Even if we complete an acquisition, it may not improve our results of operations and may also adversely impact our business, financial condition and cash flows.

        One of our strategic objectives is to acquire businesses, services or technologies that will provide us with an opportunity to diversify the products and services we offer, leverage our assets and core competencies, or expand our geographic reach, or that otherwise may be complementary to our existing businesses. However, acquiring companies is a difficult process with many factors outside of our control. In addition, the credit agreement dated June 10, 2011, between FTD Group, Inc. and Wells Fargo Bank, National Association, as Administrative Agent for the lenders (the "Credit Agreement"), imposes certain restrictions on our ability to complete acquisitions and there is no assurance that we will be successful in completing additional acquisitions.

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

  •
  large write-offs either at the time of the acquisition or in the future, the incurrence of restructuring and other exit costs, the amortization of identifiable intangible assets, and the impairment of amounts capitalized as goodwill, intangible assets and other long-lived assets; and

  •
  lack of, or inadequate, controls, policies and procedures appropriate for a public company, and the time, cost and difficulties related to the implementation of such controls, policies and procedures or the remediation of any deficiencies.

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

FTD has a substantial amount of indebtedness which could adversely affect our ability to raise additional capital to fund operations, our flexibility in operating our business and our ability to react to changes in the economy or our industry.

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

  •
  Our ability to obtain additional financing to fund future working capital needs, capital expenditures, additional acquisitions, and other general corporate requirements could be limited.

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

  •
  The interest rates under the Credit Agreement will fluctuate and, accordingly, interest expense may increase. The U.S. government's credit rating was downgraded in 2011. Any future downgrade of the U.S. government's credit rating would likely result in an increase in interest rates, which could increase our interest rates under the Credit Agreement and our interest expense.

  •
  If we make voluntary prepayments on our debt, we will have to accelerate the related discount accretion and debt issuance cost amortization, which would impact interest expense, and certain prepayments may be subject to penalties.

        Under the terms of the Credit Agreement, we are permitted to incur additional indebtedness subject to certain conditions, and the risks described above may be increased if we incur additional indebtedness.

        The Credit Agreement includes guarantees on a joint and several basis by UNOL Intermediate, Inc. and certain of FTD Group, Inc.'s existing and future, direct and indirect, domestic subsidiaries and is secured by first priority security interests in, and mortgages on, substantially all of the tangible and intangible assets of UNOL Intermediate, Inc., FTD Group, Inc. and certain of FTD Group, Inc.'s direct and indirect subsidiaries and first priority pledges of all the equity interests owned by FTD Group, Inc. in certain of its existing and future direct and indirect subsidiaries (except with respect to foreign subsidiaries in which case such pledges are limited to 66% of the outstanding capital stock). The occurrence of an event of default under the Credit Agreement could permit the lenders to terminate the commitments of such lenders to make further extensions of credit under the Credit Agreement, to call and enforce the guarantees, and to foreclose on the collateral securing such debt.

We may not realize the benefits associated with our assets and may be required to record a significant charge to earnings if we are required to expense certain costs or impair our assets.

        We have capitalized goodwill and identifiable intangible assets in connection with our acquisitions and certain business initiatives such as the content archives on the Classmates website. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill or any such assets might be permanently impaired. If our acquisitions or business initiatives are not commercially successful or, if due to economic or other conditions, our assumptions regarding the performance of such businesses or business initiatives are not achieved, we would likely be required to record impairment charges which would negatively impact our financial condition and results of operations. We have experienced impairment charges in the past. Given the current economic environment and the uncertainties regarding the impact on our businesses, there can be no assurance that our estimates and assumptions regarding the duration of the challenging economic conditions, or the period or strength of recovery, made for purposes of our goodwill and identifiable intangible assets impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or growth rates of certain reporting units or other factors are not achieved or are revised downward, we may be required to record additional impairment charges in future periods. In addition, from time to time, we record tangible or intangible assets on our balance sheet that, due to changes in value or in our strategy, may have to be expensed in future periods. Write-downs or impairments of assets, whether tangible or intangible, could adversely and materially impact our financial condition and results of operations.

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

        We are subject to income and various other taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our consolidated provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. In addition, our effective income tax rates could be adversely affected by earnings being less than anticipated in countries where we have lower statutory rates and more (or determined to be more by a particular taxing jurisdiction) than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by, among other factors, changes in the relevant tax, accounting and other laws, regulations, principles, and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income and other taxes against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions, and our historical recognition of other tax matters. The results of an audit or litigation could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We may reduce or stop paying quarterly cash dividends on our common stock.

        The payment of future dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations and cash flows and such other factors as are deemed relevant by our Board of Directors. Our cash flows have been declining, and we expect our cash flows to continue to decline. Declines in our cash flows, changes in our business needs, including working capital and funding for business initiatives or acquisitions, or changes in tax laws relating to dividends, among other factors, could cause our Board of Directors to decide to reduce or cease the payment of dividends in the future. We cannot assure you that we will not decrease or discontinue quarterly cash dividends, and if we do, our stock price could be negatively impacted.

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

We cannot predict our future capital needs and we may not be able to secure additional financing, which could adversely impact us.

        We may need to raise additional funds in the future to fund our operations, for acquisitions of businesses, services or technologies or for other purposes. Additional financing may not be available in a timely manner, on terms favorable to us, or at all. The terms of FTD's indebtedness, in addition to the degree to which we are leveraged, could adversely affect our ability to obtain additional financing. In addition, the current volatility of, and disruption in, the securities and credit markets may restrict our ability to raise any such additional funds. If adequate funds are not available or not available when required and in sufficient amounts or on acceptable terms, our businesses and future prospects may suffer.

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

        We compete in the market for flowers and gifts. In the consumer market, consumers are our customers for direct sales of floral products and gifts through our websites and telephone numbers. In the floral network services market, retail florists and supermarkets are our principal customers for memberships and subscriptions to our various floral network services, including access to the FTD and Interflora brands and the Mercury Man logo, access to the floral networks, credit card processing services, e-commerce website services, online advertising tools, clearing-house services, order transmission, and after-hours telephone answering and order taking services, as well as floral-related products, such as fresh flowers and containers.

        The consumer market for flowers and gifts is highly competitive and fragmented as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, and floral mass marketers. The floral network services market is highly competitive as well, and retail florists and supermarkets may choose from a variety of providers that offer similar products and services. In the U.S., our key competitors in the consumer market include online, catalog and specialty floral and gift retailers and mass market retailers with floral departments, including such companies as 1-800-FLOWERS.COM, Inc., Proflowers.com and Teleflora. Our key competitors in the U.S. floral network services market include providers of online or e-commerce services, retailers and wholesalers of floral-related products and other floral network services, such as Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM, Inc. International key competitors include mass market retailers, including Asda, Marks & Spencer, NEXT, and Waitrose/John Lewis, as well as online, catalog and specialty gift retailers such as eFlorist (previously known as Teleflorist) and Serenata Flowers.

        We believe competition in the consumer market will likely continue to intensify. Supermarkets, mass merchants and floral and gift mass marketers have been gaining market share over retail florists as consumers continue to shift more of their floral purchases to these channels. We expect the sales volumes at supermarkets and mass merchants to continue to increase, and other floral mass marketers will continue to increase their competition with us. In particular, the nature of the Internet as a marketplace facilitates competitive entry and comparative shopping, and we have experienced increased competition based on price. Some of our competitors may have significant competitive advantages over us, may engage in more significant discounting, may devote significantly greater resources to marketing campaigns or other aspects of their business or may respond more quickly and effectively than we can to new or changing opportunities or customer requirements.

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

        Additionally, because we depend upon third parties for the delivery of our products to customers, strikes or other service interruptions affecting these shippers could have an adverse effect on our ability to deliver our products on a timely basis. If any of our shippers are unable or unwilling to deliver our products, we would have to engage alternative shippers, which could increase our costs. A disruption in any of our shippers' delivery of our products could cause us to lose customers or could increase our costs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The success of our business is dependent on our floral network members and on the financial performance of the retail floral industry.

        A significant portion of our profitability is dependent on our floral network members. We have lost, and may continue to lose, floral network members as a result of both declines in the number of local retail florists as a result of economic factors and competition as well as our members choosing not to do business with us. If we lose a significant number of floral network members, or if we are not able to maintain or increase revenues from our floral network members, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

        Due to economic conditions and for competitive and other reasons, we have been offering broader and greater discounts to the consumer, both on a promotional basis to consumers generally as well as through strategic arrangements with third parties that have a fixed, and in certain cases greater, discount or other associated costs. We also offer discounts on our floral network service fees from time to time on a promotional basis. Shifts in the mix of products and services sold that have resulted in increases in the proportion of products and services sold at a discount, and at times at greater discounts, including through such strategic arrangements, have resulted, and may in the future result, in reduced revenues, an increase in cost of revenues as a percentage of revenues, and a decrease in segment income from operations. We currently intend to continue selling a portion of our products and services at a discount, including through such strategic arrangements, and there are no assurances that the portion of products and services sold at a discount will not continue to increase. The continued use of discounts, including through such strategic arrangements, for our products and services may result in our becoming more reliant upon offering discounts in order to sell our products and services, which could result in our having to reduce our standard pricing, and may adversely impact our financial results.

If the supply of flowers becomes limited, the price of these products could rise or these products may become unavailable, which could result in our not being able to meet consumer demand and could have a material effect on our business, financial condition, results of operations, and cash flows.

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

        As consumers continue to spend more time and money online, the competition for their time and engagement has continued to intensify. Consumers have a great number of options for online content and entertainment, including, by way of example, games, websites offering news and current events, movies, television shows, videos, information about any and virtually every topic, and the opportunity to communicate, socialize and interact with acquaintances and others. Certain aspects of the value proposition of our online nostalgia services compete with major social networking websites such as Facebook and Google+ as well as Internet search engines such as Google. Many of our competitors offer their content and services free of charge.

        The market for online loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as loyalty marketing programs continue to grow in popularity. Our MyPoints online loyalty marketing service faces competition for members from other online loyalty marketing programs as well as offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies. In addition, we also face competition for members from online providers of discounted offerings and coupons, such as Groupon and LivingSocial.

        Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales, and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do, offer a wider variety of services, have more compelling websites with more extensive user-generated or third-party content or offer their services or content free to their users. Some of our competitors have been more successful than we have been in attracting and retaining visitors and members, and our ability to attract visitors to our websites and maintain a large and growing member base has been adversely affected by such competition. In particular, Facebook's membership base currently far exceeds that of any of its competitors, and Google+ has been growing its membership base at a rapid pace. We rely on some of our competitors to promote our services and for new member acquisitions, such as our Facebook high school fan pages. If our competitors provide services similar to our online nostalgia services for free, we may not be able to charge for our online nostalgia services. Competition has adversely affected our subscription revenues from online nostalgia services, as well as our advertising revenues from our online nostalgia services and online loyalty marketing services. More intense competition could also require us to increase our marketing or other expenditures. As a result of competition, our key business metrics, revenues, cash flows, and profitability have been adversely affected.

Continued declines in the number of pay accounts for our online nostalgia services could cause our business and financial results, including cash flows, to suffer.

        Pay accounts are critical to our business model. Only a small percentage of users visiting our websites or initially registering for our online nostalgia services sign up for a paid subscription at the time of registration. As a result, our ability to generate subscription revenues is highly dependent on our ability to attract visitors to our websites, register them as free members, encourage them to return to our websites, and convince them to become pay accounts in order to access the pay features of our websites.

        A number of our pay account subscriptions each month are not renewed or are canceled, which, for the Content & Media segment, we refer to as "churn." The level of churn we experience fluctuates from quarter to quarter due to a variety of factors, including our mix of subscription terms, which affects the timing of subscription expirations, as well as the degree of credit card failures. To maintain or reduce the level of churn, we must continually add new pay accounts both to replace pay accounts who churn and to grow our business beyond our current pay account base. We expect that our churn rate will continue to fluctuate from period to period. A significant majority of our pay accounts are on plans that automatically renew at the end of their subscription period and we have received complaints with respect to our renewal policies and practices. As discussed in the risk factor related to changes in laws and regulations, the laws being considered or recently enacted by certain states regarding automatic-renewal practices will impact certain of our business practices. We also experience an increase in the percentage of credit card failures from time to time. Any change in our renewal policies or practices, or in the degree of credit card failures, could have a material impact on our churn rate. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could reduce our revenues and adversely affect our financial results.

        Pay accounts and free active accounts have been decreasing, and we believe such trend will continue. If we are not able to attract visitors to our websites and convert a significant portion to pay accounts, the number of pay accounts for our online nostalgia services and related advertising revenues will continue to decline and the financial results of the Content & Media segment will be adversely affected. In addition, even if the financial results for our FTD segment were to increase, and there are no assurances that they will, we do not believe that any such increases will be sufficient to fully offset the anticipated declines in our other segments, including the Content & Media segment, and as a result, we expect that our consolidated financial results, including cash flows, will be adversely affected by such anticipated declines.

Failure to increase or maintain the number of visitors to our websites and members for our online nostalgia and online loyalty marketing services or the activity level of these visitors and members could cause our business and financial results to suffer.

        The success of our online nostalgia and online loyalty marketing services depends upon our ability to increase or maintain the number of visitors to our websites, our base of free members and the level of activity of those visitors and members. A decline in the number of visitors, registered or active free online nostalgia members, or a decline in the activity of those members, could result in decreased pay accounts, decreased content on our websites and decreased advertising revenues. A decline in the number of registered or active online loyalty marketing service members could also result in decreased advertising revenues. We have been experiencing a decline in the number of active members, and we believe this trend will continue. The failure to increase or maintain the number of visitors to our websites, our base of free members, or the failure to convince our free members to actively participate in our websites or services, could have a material adverse effect on our business and our financial results.

Failure to maintain our standard pricing could have adverse effects on our financial results.

        Due to economic conditions and for competitive and other reasons, we have been offering a large percentage of discounted pricing plans on a promotional basis. In general, these discounted pricing plans offer a subscription term at a significant discount compared to the standard pricing for such subscription term. Any increases in the percentage of pay accounts under a discounted pricing plan and any increases in the level of the discounts will likely result in a decrease in subscription revenues and ARPU, in particular, if such increases continue. Although these discounted pricing plans, by their terms, renew at the then-current standard pricing for such subscription term upon the expiration of the initial term, there are no assurances as to the number of pay accounts that will renew at the standard pricing. We intend to continue offering discounted pricing plans in the future, and there are no assurances that the volume or level of the discounts offered during a period will not be higher than anticipated. Our continued use of discounted pricing plans has resulted in our becoming dependent on offering such plans in order to obtain new pay accounts and retain existing pay accounts and may result in our having to reduce our standard pricing, which would adversely impact our financial results.

ADDITIONAL RISKS RELATING TO OUR COMMUNICATIONS SEGMENT

Our business will suffer if we are unable to compete successfully.

        We compete with numerous providers of broadband services as well as other dial-up Internet access providers. Our principal competitors for broadband services include, among others, local exchange carriers such as AT&T and Verizon, wireless and satellite service providers, and cable service providers. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. Many broadband providers, including cable companies and local exchange carriers, bundle their offerings with telephone, entertainment or other services, which may result in lower prices than standalone services. Certain portions of the U.S., primarily rural areas, currently have limited or no access to broadband services. However, the U.S. government has indicated its intention to provide broadband services to such rural areas. Such expansion of the availability of broadband services will increase the competition for Internet access subscribers in such areas and will likely adversely affect our business. In addition to competition from broadband providers, competition among dial-up Internet access service providers is intense and neither our pricing nor our features provides us with a significant competitive advantage, if any, over certain of our dial-up Internet access competitors. We expect that competition, particularly with respect to price, both for broadband as well as dial-up Internet access services, will continue. We also expect that our dial-up Internet access subscriber base will continue to decrease, potentially at an increasing rate, and that our broadband services will not experience significant growth.

        In order to compete effectively against other dial-up Internet access providers, we may have to make significant revisions to our pricing and marketing strategies. For example, we may have to lower our introductory rates, offer additional free periods of service, or reduce the standard pricing of our services. Measures such as these would decrease our average revenue per dial-up Internet access pay account and may decrease our revenues. All of the foregoing risks would adversely affect the profitability of our dial-up Internet access services which could materially and adversely impact our business, financial condition, results of operations, and cash flows.

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

        We expect our dial-up Internet access pay accounts to continue to decline. As a result of expected continuing decreases in our dial-up Internet access pay accounts and, potentially, the average monthly revenue per pay account, we expect that our Communications services revenues, advertising revenues and the profitability of this segment will continue to decline over time. The rate of decline in Communications services revenues has accelerated in some periods and may continue to accelerate. Although we have been reducing our expenses in order to manage the profitability of our Communications segment, we will not be able to continue making the same level of expense reductions in the future. In addition, we anticipate increasing our marketing expenses in 2012 in connection with the launch of the planned NetZero 4G mobile broadband service, which is subject to a number of risks.

        Continued declines in Communications revenues, particularly if such declines accelerate, will materially and adversely impact the profitability of this segment. In addition, even if the financial results of our FTD segment were to increase, and there are no assurances that they will, we do not believe that any such increases will be sufficient to fully offset the anticipated declines in our other segments, including the Communications segment, and as a result, we expect that our consolidated financial results, including cash flows, will be adversely affected by such anticipated declines.

Our planned NetZero 4G mobile broadband service may not launch as contemplated or may not be commercially successful.

        We recently announced our plans to offer a mobile broadband service under the NetZero brand in the first quarter of 2012. However, the planned launch of the new service is subject to a number of uncertainties, including unanticipated delays and expenses and technological or other problems on our part as well as the third-party suppliers whose products and services are integral to the service. The new service also may not be accepted by consumers or commercially successful. Some of our prospective competitors have longer operating histories, greater name and brand recognition, larger user bases, wider coverage areas, and significantly greater financial, technical, sales, and marketing resources than we do. We cannot assure you that we will be successful in the development and implementation of the planned NetZero 4G mobile broadband service, or that the service will be commercially successful. Delays, additional expenses, the failure to develop and implement the service as planned, or the service's failure to be commercially successful, could materially and adversely impact our business, financial condition, results of operations, and cash flows.

Our Internet access business is dependent on the availability of telecommunications services and compatibility with third-party systems and products.

        Our Internet access business substantially depends on the availability, capacity, affordability, reliability, and security of our telecommunications networks. Only a limited number of telecommunications providers offer the network and data services we currently require, and we purchase most of our telecommunications services from a few providers. In addition, our planned NetZero 4G mobile broadband service will be entirely dependent upon services acquired from Clearwire. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, some telecommunications providers may cease to offer network services for certain less populated areas, which would reduce the number of providers from which we may purchase services and may entirely eliminate our ability to purchase services for certain areas. If we are unable to maintain, renew or obtain new agreements with telecommunications providers, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in Woodland Hills, California and consist of leased space of approximately 110,000 square feet. Our FTD segment also leases space for call center facilities in Centerbrook, Connecticut and Medford, Oregon as well as office space in Quebec, Canada. We also lease warehouse space in a distribution center in Aurora, Illinois, which is used by our FTD segment. Our Content & Media Segment leases office space in Seattle, Washington; San Francisco, California; Schaumburg, Illinois; Erlangen, Germany; and Berlin, Germany and our Communications segment leases office space in Fort Lee, New Jersey. We also lease office space in Hyderabad, India, which is used by all of our segments.

        We own office space in Downers Grove, Illinois and Sleaford, England, which is occupied by our FTD segment. The Credit Agreement includes a security interest in substantially all of FTD's assets, including a mortgage on the owned real property at the Downers Grove, Illinois location.

        We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available, as needed, to accommodate any physical expansion of our corporate and operations facilities. For additional information regarding our obligations under leases, see Note 13—"Commitments and Contingencies" of the Notes to our Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint was filed in April 2002. The complaint alleged that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs sought injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. The parties in the approximately 300 coordinated class actions, including NetZero, the underwriter defendants in the NetZero class action, and the plaintiff class in the NetZero action, reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make a settlement payment on behalf of the issuers, including NetZero. In October 2009, the district court granted final approval of the settlement. The order approving the settlement was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed, and a second appeal was remanded to the district court. The district court then determined that the appellant lacked standing to appeal, and the appellant appealed the district court's decision to the Second Circuit. The appellant subsequently entered into an agreement with counsel for the plaintiff class that resulted in the dismissal with prejudice of his appeal in January 2012. As a result, the settlement among the parties is final.

        In October 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. In December 2008, Xavier Vasquez filed a purported class action complaint against Classmates Online, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs are seeking injunctive relief and damages. In April 2009, the United States District Court of the Western District of Washington consolidated the Michaels and the Vasquez actions and designated the Michaels action as the lead case. In March 2010, the parties entered into a comprehensive class action settlement agreement. In February 2011, the court denied final approval of such settlement agreement. In March 2011, the parties entered into a revised settlement agreement and, in July 2011, the court issued an order granting preliminary approval of the revised settlement agreement. The parties subsequently modified the settlement agreement in August 2011. A hearing on plaintiffs' motion for final approval of the revised settlement agreement was held in December 2011. The parties are currently awaiting the court's ruling on that motion.

        We have been cooperating with certain governmental authorities in connection with their respective investigations of our former post-transaction sales practices and certain other current or former business practices:

  •
  In 2010, FTD.com Inc. and Classmates Online, Inc. received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and Washington. Based on the subpoenas, the Company believes that the primary focus of the inquiry concerns certain post-transaction sales practices in which these subsidiaries previously engaged with certain third-party vendors.

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

  •
  In July 2011, Classmates Online, Inc. received a civil investigative demand from the Attorney General for the State of Washington regarding its marketing, refund, cancelation, and renewal practices. In 2009, Classmates Online, Inc. had received a civil investigative demand from the Attorney General for the State of Washington regarding certain post-transaction sales practices in which it had previously engaged with certain third-party vendors.

        We cannot predict the outcome of these or any other governmental investigations or other legal actions or their potential implications for our business. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices.

        We record a liability when we believe that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. We evaluate, at least quarterly, developments in our legal matters that could affect the amount of liability that has been previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. We may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At December 31, 2011, we had reserves of $4.8 million for pending legal settlements. With respect to the other legal matters described above, we have determined, based on our current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations, or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

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

	2010		2011
	High	Low	High	Low
First Quarter	$7.95	$5.87	$7.50	$5.61
Second Quarter	$8.72	$5.75	$6.65	$5.48
Third Quarter	$6.83	$4.75	$6.45	$4.80
Fourth Quarter	$7.33	$5.58	$6.19	$4.81

        At February 24, 2012, there were 511 holders of record of our common stock.

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

        United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock in January, April, July, and October 2011. The dividends were paid on February 28, May 31, August 31, and November 30, 2011 and totaled $9.4 million, $9.3 million, $9.3 million, and $9.3 million, respectively, including dividend equivalents paid on nonvested restricted stock units.

        In January 2012, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date was February 14, 2012 and the dividend will be paid on February 29, 2012.

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

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allowed us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From time to time, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. In April 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the Program, bringing the total amount authorized under the Program to $200 million. In December 2009, the Board of Directors again further extended the Program through December 31, 2010. From August 2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the

Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. There were no repurchases under the Program during the year ended December 31, 2011 and, at December 31, 2011, the authorization remaining under the Program was $80.0 million.

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

        Common stock repurchases during the quarter ended December 31, 2011 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
November 2011	141	$5.30	—	$80,000
December 2011	3	$5.14	—	$80,000

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

        The following graph compares, for the five-year period ended December 31, 2011, the cumulative total stockholder return for the Company's common stock, The Nasdaq Global Select Market (U.S. companies) Index (the "Nasdaq Composite") and the Morgan Stanley Internet Index ("MS Internet Index"). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2006, 2007, 2008, 2009, 2010, and 2011. The graph assumes that $100 was invested on December 31, 2006 in the common stock of the Company, the Nasdaq Composite and the MS Internet Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11
United Online, Inc.	$100.00	$93.34	$50.84	$63.44	$59.20	$48.97
Nasdaq Composite	$100.00	$109.81	$65.29	$93.95	$109.84	$107.86
MS Internet Index	$100.00	$132.56	$71.72	$140.32	$184.49	$171.51

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

        The following table presents the consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009, and the consolidated balance sheet data at December 31, 2011 and 2010. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data at December 31, 2009, 2008 and 2007, which are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

        The following amounts are in thousands, except per share data:

	Year Ended December 31,
	2011	2010	2009	2008(1)	2007
Consolidated Statements of Operations Data:
Revenues	$897,685	$920,553	$990,132	$669,403	$513,503
Cost of revenues	$444,484	$429,651	$417,359	$214,887	$117,203
Operating income (loss)	$94,302	$112,690	$145,993	$(62,679)	$92,301
Net income (loss)	$51,730	$53,687	$70,085	$(94,657)	$57,777
Net income (loss) attributable to common stockholders	$49,737	$50,454	$65,438	$(97,722)	$54,698
Net income (loss) per common share—basic	$0.56	$0.58	$0.78	$(1.33)	$0.82
Net income (loss) per common share—diluted	$0.56	$0.58	$0.78	$(1.33)	$0.81

	December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Total assets	$996,357	$992,158	$1,049,934	$1,073,527	$552,393
Non-current liabilities	$320,092	$325,565	$375,844	$481,428	$20,486
Cash dividends declared and paid per common share	$0.40	$0.40	$0.40	$0.70	$0.80

(1)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about new business initiatives, products, services, features, and functionality; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; and strategies. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Annual Report on Form 10-K and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        United Online, through its operating subsidiaries, is a leading provider of consumer products and services over the Internet under a number of brands, including FTD, Interflora, Memory Lane, Classmates, StayFriends, MyPoints, and NetZero. Our FTD segment provides floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services. Our Content & Media segment provides online nostalgia products and services and online loyalty marketing services. Our primary Communications segment service is Internet access. On a combined basis, our web properties attract a significant number of Internet users, and we offer a broad range of Internet marketing services for advertisers.

Segment Definitions

        We report our businesses in three reportable segments:

Segment	Products and Services
FTD	Floral, gift and related products and services for consumers, retail florists and other retail locations
Content & Media	Online nostalgia products and services and online loyalty marketing services
Communications	Internet access, email, Internet security, and web hosting services

        Effective in the first quarter of 2011, we modified how we report segment information to the chief operating decision maker. Our segment reporting now separately reports unallocated corporate expenses. Previously, such expenses were fully allocated to our reportable segments. We have disclosed revised prior period results to conform to the current year presentation.

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures are:

FTD Segment Metrics

        Consumer Orders.    We monitor the number of consumer orders for floral and gift products during a given period. Consumer orders are orders delivered during the period that originated in the U.S. and Canada, primarily from the www.ftd.com and www.ftd.ca websites and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily from the www.interflora.co.uk and www.interflora.ie websites and various telephone numbers. The number of consumer orders is not adjusted for non-delivered orders that are refunded after the scheduled delivery. Orders originating with a florist or other retail location for delivery to consumers are not included. The number of consumer orders received may fluctuate significantly from period to period due to seasonality resulting from the timing of key holidays; general economic conditions; fluctuations in marketing expenditures on initiatives designed to attract new and retain existing customers; changes in pricing for our floral, plant and gift products or competitive offerings; new or terminated partnerships; and changing consumer preferences, among other factors.

        Average Order Value.    We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average U.S. Dollar amount received for consumer orders delivered during a period. This average U.S. Dollar amount is determined after translating local currency amounts received for orders delivered principally in the U.K. and the Republic of Ireland into U.S. Dollars. Average order value includes merchandise revenues and shipping and service fees paid by the consumer, less discounts and refunds (net of refund-related fees charged to floral network members). Average order values may fluctuate from period to period based on the average foreign currency exchange rates; product mix; changes in merchandise pricing, shipping and service fees; levels of refunds issued; and discounts, among other factors.

Content & Media and Communications Segment Metrics

        Pay Accounts.    We generate a significant portion of our revenues from our pay accounts and they represent one of the most important drivers of our business model. A pay account is defined as a member who has paid for a subscription to a Content & Media or Communications service, and whose subscription has not terminated or expired. A subscription provides the member with access to our service for a specific term (for example, a month or a year) and may be renewed upon the expiration of each term. One time purchases of our services, such as Memory Lane's one-day All-Access Pass, are not considered subscriptions and thus, are not included in the pay accounts metric. A pay account does not equate to a unique subscriber since one subscriber could have several pay accounts. At any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool and a number of accounts that have notified us that they are terminating their service but whose service remains in effect. In general, the key metrics that affect our revenues from our pay accounts base include the number of pay accounts and ARPU. A pay account generally becomes a free account following the expiration or termination of the related subscription.

        ARPU.    We monitor ARPU, which is a monthly measure calculated by dividing services revenues generated from the pay accounts of our Content & Media or Communications segment, as applicable,

for a period (after translation into U.S. Dollars) by the average number of segment pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and the end of a period. ARPU may fluctuate significantly from period to period as a result of a variety of factors, including, but not limited to, the extent to which promotional, discounted or retention pricing is used to attract new, or retain existing, paying subscribers; changes in the mix of pay services and the related pricing plans; increases or decreases in the price of our services; the timing of pay accounts being added or removed during a period; and the average foreign currency exchange rate between the U.S. Dollar and the Euro.

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

	Quarter Ended					Year Ended December 31,
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	2011	2010	2009
Consolidated:
Revenues (in thousands)	$217,921	$182,694	$255,565	$241,505	$232,601	$897,685	$920,553	$990,132
FTD:
Segment revenues (in thousands)	$143,304	$108,747	$176,299	$158,899	$140,174	$587,249	$554,576	$545,845
% of consolidated revenues	66%	60%	69%	66%	60%	65%	60%	55%
Consumer orders (in thousands)	1,615	1,104	2,167	1,742	1,612	6,628	6,361	6,071
Average order value	$62.31	$63.46	$60.45	$63.28	$60.43	$62.15	$59.72	$59.56
Average currency exchange rate: GBP to USD	1.57	1.61	1.63	1.61	1.58	1.61	1.54	1.55
Content & Media:
Segment revenues (in thousands)	$45,665	$44,070	$47,427	$48,313	$53,253	$185,475	$201,644	$236,022
% of consolidated revenues	21%	24%	19%	20%	23%	21%	22%	24%
Pay accounts (in thousands)	3,484	3,780	4,007	4,260	4,499	3,484	4,499	4,886
Segment churn	4.1%	3.9%	3.8%	3.9%	4.1%	3.9%	3.6%	4.0%
ARPU	$2.60	$2.64	$2.60	$2.47	$2.42	$2.59	$2.38	$2.75
Segment active accounts (in millions)	10.3	11.9	12.5	13.6	13.7	12.1	15.6	17.4
Average currency exchange rate: EUR to USD	1.35	1.41	1.44	1.37	1.36	1.39	1.33	1.50
Communications:
Segment revenues (in thousands)	$29,295	$30,260	$32,279	$34,698	$39,708	$126,532	$167,153	$211,233
% of consolidated revenues	13%	17%	13%	14%	17%	14%	18%	21%
Pay accounts (in thousands):
Access	535	577	622	675	732	535	732	1,036
Other	259	266	272	279	288	259	288	314

Total pay accounts	794	843	894	954	1,020	794	1,020	1,350
Segment churn	3.4%	3.4%	3.5%	3.8%	3.8%	3.5%	4.1%	4.7%
ARPU	$9.09	$9.14	$9.28	$9.33	$9.46	$9.14	$9.49	$9.47
Segment active accounts (in millions)	1.5	1.6	1.7	1.7	1.8	1.6	2.0	2.4

Critical Accounting Policies, Estimates and Assumptions

General

        Our discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions for Form 10-K and Article 10 of Regulation S-X issued by the SEC. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates and assumptions. The results of operations for interim or transition periods are not necessarily indicative of the operating results for a full year. Management believes that the following accounting policies, estimates and assumptions made by management thereunder are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates and assumptions require management's most difficult, subjective or complex judgment and may be based on matters the effect of which are inherently uncertain.

  Revenue Recognition

        We apply the provisions of Accounting Standards Codification ("ASC") 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, no significant Company obligations remain, and collectibility is reasonably assured.

        FTD Segment Revenue Recognition—Product revenues and the related cost of revenues are generally recognized when products are delivered to the customers. Shipping and service fees charged to customers are recognized at the time the related product revenue is recognized and are included in products revenues. Shipping and delivery costs are included in cost of revenues. FTD's consumer businesses generally recognize revenue on a gross basis because FTD bears the risks and rewards associated with the revenue-generating activities by: (i) acting as a principal in the transaction; (ii) establishing prices; (iii) being responsible for fulfillment of the order by the floral network members and third-party suppliers; (iv) taking the risk of loss for collection, delivery and returns; and (v) marketing the products and services.

        FTD also sells computer systems to its floral network members and recognizes revenue in accordance with ASC 985, Software. FTD recognizes revenue on hardware which is sold without software at the time of delivery. For hardware sales that include software, revenue is recognized when delivery, installation and customer acceptance have all occurred.

        Services revenues based on orders sent to floral network members are recognized in the period in which the orders are delivered. Monthly fees, recurring fees and other floral network service-based fees are recognized in the period in which the related service has been provided.

        Content & Media Segment and Communications Segment Revenue Recognition—Revenues are comprised of product revenues, which are derived from the sale of yearbook copies and related shipping fees, and services revenues, which are derived primarily from fees charged to pay accounts, and advertising revenues.

        Our online nostalgia product revenues are derived from the sale of yearbook copies and related shipping fees. Product revenues from the sale of yearbook copies are recognized when the products are delivered to the customer. Shipping fees charged to customers are recognized at the time the related product revenue is recognized and are included in products revenues. Shipping costs are included in cost of revenues.

        Service revenues for our online nostalgia services and for our Communications services are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. Our pay accounts generally pay in advance for their services by credit card, and revenue is then recognized ratably over the service period. Advance payments from pay accounts are recorded on the consolidated balance sheets as deferred revenue. We offer alternative payment methods to credit cards for certain pay service plans. These alternative payment methods currently include use of ACH, payment by personal check or money order, or payment through a local telephone company. In circumstances where payment is not received in advance, revenue is only recognized if collectibility is also reasonably assured.

        Advertising revenues from our online nostalgia services and from our Communications services consist primarily of amounts from our Internet search partner that are generated as a result of users utilizing the partner's Internet search services, amounts generated from display advertisements, and amounts generated from referring members to third-party websites or services. We recognize such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, we ensure that a written contract is in place, such as a standard insertion order or a customer-specific agreement. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of our internally-tracked performance data to the contractual performance obligation and, when available, to third-party or customer-provided performance data.

        Advertising revenues for our online loyalty marketing service consist primarily of fees generated when emails are transmitted to members, when members respond to emails and when members complete online transactions. Each of these activities is a discrete, independent activity, which generally is specified in the sales agreement for each advertising customer. As the earning activities take place, activity measurement data (examples include the number of emails delivered and the number of responses received) is accumulated and the related revenues are recorded.

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

        The process of estimating the fair value of indefinite-lived intangible assets is subjective and requires us to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, royalty rate, terminal growth rate, and discount rate. We did not record any impairment charges related to our intangible assets in the year ended December 31, 2011. The fair value of our Interflora trademarks exceeded the book value of such assets, which totaled $43.4 million at December 31, 2011, by 7% based on our impairment testing in the fourth quarter of 2011.

Goodwill

        We operate in three reportable segments, in accordance with ASC 280, Segment Reporting, and we have identified five reporting units—FTD, Interflora, Classmates, MyPoints, and Communications—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by segment management. The goodwill related to our acquired businesses is specific to each reporting unit and the goodwill amounts are assigned as such.

        Testing goodwill for impairment involves a two-step quantitative process. However, prior to performing the two-step quantitative goodwill impairment test, we have the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to perform the two-step quantitative goodwill impairment test if we have determined, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its net book value. If the two-step quantitative impairment test is required, the first step of the impairment test involves comparing the estimated fair values of each of our reporting units with their respective net book values, including goodwill. If the estimated fair value of a reporting unit exceeds its net book value, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its net book value, including goodwill, then the carrying amount of the goodwill is compared with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

        We performed a qualitative goodwill assessment in the fourth quarter of 2011 and determined that it is not more likely than not that the fair values of the FTD, Interflora, Classmates, and Communications reporting units are less than their net book values. Accordingly, the two-step quantitative impairment test was not performed on these reporting units and we performed the two-step quantitative impairment test on the MyPoints reporting unit only. Step one of our annual goodwill impairment test on the MyPoints reporting unit resulted in our determination that the fair value of the MyPoints reporting unit exceeded its net book value, including goodwill. Accordingly, step two was not required. The estimated fair value substantially exceeded the carrying value for each of our reporting units.

        The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approaches used to determine the estimated fair value of the MyPoints reporting unit. Our analysis included sufficient tolerance for sensitivity in key assumptions. The determination of the fair value of the MyPoints reporting unit included a study of market comparables, including the selection of appropriate valuation multiples and discounted cash flow models based on our internal forecasts and projections.

        The estimated fair value for the MyPoints reporting unit was determined using a combination of the income approach and the market approach. Under the income approach, a reporting unit's fair value is estimated based on the discounted cash flow method. The discounted cash flow method is dependent upon a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions. Under the market approach, using the guideline company method, a reporting unit's fair value is estimated based on multiples of the cash-free market value of invested capital to revenue and adjusted EBITDA of the guideline companies. The guideline transaction method relies on data of actual transactions (such as mergers and acquisitions) that have occurred in the subject company's industry or in related industries. As in the guideline company method, valuation multiples are calculated in the guideline transaction method based on the actual transactions selected. Then, the valuation multiples are evaluated and applied to the subject company's operating data to calculate an estimate of fair value. Adjusted EBITDA amounts excluded stock-based compensation expense for the reporting units and guideline companies. The revenue and adjusted EBITDA multiples of the MyPoints reporting unit was selected based on a comparison of the reporting unit's operating performance and margins, among other factors, to those of the guideline companies. We believe the assumptions and rates used in our impairment assessment are reasonable, but they are judgmental, and variations in any assumptions could result in a materially different calculation of the impairment amount, if any.

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

        On a monthly basis, MyPoints accounts for and reduces the gross points issued by an estimate of points that will never be redeemed by its members. This reduction is calculated based on an analysis of historical point-earning trends, redemption activities and individual member account activity. MyPoints' historical analysis takes into consideration the total points in members' accounts that have been inactive for six months or longer, less an estimated reactivation rate, plus an estimate of future inactive points. Changes in, among other factors, the net number of points issued, redemption activities and members' activity levels could materially impact the member redemption liability. A 100 basis point increase or decrease in the estimate of points that will never be redeemed would increase or decrease our member redemption liability at December 31, 2011 by approximately $39,000.

        Points in active MyPoints accounts do not expire; however, unredeemed points expire after twelve consecutive months of inactivity. For purposes of the member redemption liability, "inactive" means a lack of all of the following: email response; survey completion; profile update; or any point-earning or point-redeeming transaction. The canceling or disabling of inactive MyPoints accounts would have no impact on our consolidated financial statements, as we fully consider inactive MyPoints accounts when establishing the member redemption liability, as discussed above.

        The following table sets forth, for the periods presented, a reconciliation of the changes in the member redemption liability (in thousands):

	Year Ended December 31,
	2011	2010
Beginning balance	$24,866	$25,755
Accruals for points earned	19,440	19,271
Reduction for redeemed points	(21,394)	(19,030)
Changes in allowance for points expected to expire and weighted-average cost of points	(459)	(1,130)

Ending balance	$22,453	$24,866

Income Taxes

        We apply the provisions of ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In accordance with ASC 740, we recognize, in our consolidated financial statements, the impact of our tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.

Legal Contingencies

        We are currently involved in certain legal proceedings and investigations. We record liabilities related to pending matters when an unfavorable outcome is deemed probable and management can reasonably estimate the amount or range of loss. As additional information becomes available, we continually assess the potential liability related to such pending matter.

Financial Statement Presentation

Revenues

Products Revenues

  FTD

        Products revenues consist of merchandise revenues and related shipping and service fees, less discounts and refunds, for FTD consumer orders as well as revenues generated from sales of branded and non-branded hard goods, software and hardware systems, cut flowers, packaging and promotional products, and a wide variety of other floral-related supplies to floral network members.

  Content & Media

        Products revenues consist of revenues generated from the sale of yearbook copies and related shipping fees.

  Communications

        We do not currently generate products revenues from our Communications segment.

Services Revenues

  FTD

        FTD services revenues consist of fees charged to its floral network members for access to the FTD and Interflora brands and the Mercury Man logo; access to the floral networks; credit card processing services; e-commerce website services; online advertising tools; and clearing-house services, order transmission, and after-hours telephone answering and order taking services.

  Content & Media and Communications

        Content & Media services revenues primarily consist of amounts charged to pay accounts for online nostalgia services. Communications services revenues consist of amounts charged to pay accounts for Internet access, email, web hosting, Internet security, and other services, with substantially all of such revenues associated with Internet access. Our Content & Media and Communications services revenues are primarily dependent on two factors: the average number of pay accounts for a period and ARPU. In general, we charge our pay accounts in advance of providing a service, which results in the deferral of services revenue to the period in which the services are provided. Communications services revenues also include revenues generated from the resale of telecommunications to third parties.

Advertising Revenues

        We provide advertising opportunities to marketers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities across our various properties and the Internet. We also offer audience-based media solutions, targeting technologies, website sponsorships and website integrations in order to provide effective solutions.

  FTD

        FTD generates advertising revenues primarily from inclusion of advertisements on emails to consumers, for which revenue is recognized when the advertisement is run, and from referrals of customers to third-party websites and services, for which revenue is recognized when the related performance criteria is met. Previously, FTD's advertising revenues were primarily from post-transaction sales generated when FTD and Interflora consumers were presented with third-party offers immediately after completing a purchase on the www.ftd.com and www.interflora.co.uk websites. FTD terminated its domestic post-transaction sales agreement in January 2010 and its international post-transaction sales agreement in January 2011.

  Content & Media

        Our online nostalgia services generate advertising revenues primarily from display advertisements on our websites. Advertising inventory on our online nostalgia websites includes text and graphic placements on the user home page, profile page, class list page, and most other pages on our websites.

        Our online loyalty marketing service revenues are derived from advertising fees, consisting primarily of fees based on performance measures, that are generated when emails are transmitted to members, when members respond to emails, when members complete online transactions, and when members engage in a variety of other online activities, including, but not limited to, games, Internet searches and market research surveys.

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

General and Administrative

        General and administrative expenses, which include unallocated corporate expenses, consist of personnel-related expenses for executive, finance, legal, human resources, facilities, internal audit, investor relations, internal customer support personnel and personnel associated with operating our corporate network systems. In addition, general and administrative expenses include, among other costs, professional fees for legal, accounting and financial services; insurance; occupancy and other overhead-related costs; office relocation costs; non-income taxes; gains and losses on the sale of assets; and reserves or expenses incurred as a result of settlements, judgments, fines, penalties, assessment, or other resolutions related to litigation, arbitration, investigations, disputes, or similar matters. General and administrative expenses also include expenses resulting from actual or potential transactions such as business combinations, mergers, acquisitions, and financing transactions, including expenses for advisors and representatives such as investment bankers, consultants, attorneys, and accounting firms.

Amortization of Intangible Assets

        Amortization of intangible assets includes amortization of acquired pay accounts and free accounts; certain acquired trademarks and trade names; purchased software and technology; acquired customer and advertising contracts and related relationships; acquired rights, content and intellectual property; and other acquired identifiable intangible assets. In accordance with the provisions set forth in ASC 350, Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets are not being amortized but are tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would indicate the fair value of a reporting unit is below its carrying value.

Restructuring and Other Exit Costs

        Restructuring and other exit costs consist of costs associated with the realignment and reorganization of our operations and other employee termination events. Restructuring and other exit costs include employee termination costs, facility closure and relocation costs, and contract termination costs. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12-month period. The Company records restructuring and other exit cost liabilities in accrued liabilities in the consolidated balance sheets.

Interest Income

        Interest income consists primarily of earnings on our cash and cash equivalents and interest on long-term receivables from FTD's technology system sales.

Interest Expense

        Interest expense consists of interest expense on our credit facilities, including accretion of discounts and amortization of debt issue costs, loss on extinguishment of debt, and interest expense relating to capital leases and our interest rate cap.

Other Income (Expense), Net

        Other income (expense), net, consists of gains and losses on foreign currency exchange rate transactions; realized and unrealized gains and losses on certain forward foreign currency exchange contracts; equity earnings on investments in subsidiaries; and other non-operating income and expenses.

Results of Operations

        The following tables set forth, for the periods presented, selected historical statements of operations and segment information data. The information contained in the tables below should be read in conjunction with Critical Accounting Policies, Estimates and Assumptions, Liquidity and Capital Resources, Contractual Obligations, and Other Commitments included in this Item 7 as well as "Quantitative and Qualitative Disclosures About Market Risk" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

        Consolidated information was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues	$897,685	$920,553	$990,132
Operating expenses:
Cost of revenues	444,484	429,651	417,359
Sales and marketing	166,760	175,865	202,810
Technology and development	51,068	55,381	64,158
General and administrative	104,939	112,041	121,474
Amortization of intangible assets	30,455	32,110	34,844
Restructuring and other exit costs	5,677	2,815	3,494

Total operating expenses	803,383	807,863	844,139

Operating income	94,302	112,690	145,993
Interest income	1,536	1,673	1,545
Interest expense	(23,075)	(24,900)	(33,524)
Other income, net	2,643	452	4,215

Income before income taxes	75,406	89,915	118,229
Provision for income taxes	23,676	36,228	48,144

Net income	$51,730	$53,687	$70,085

        Information for our three reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	FTD			Content & Media			Communications
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Revenues	$587,249	$554,576	$545,845	$185,475	$201,644	$236,022	$126,532	$167,153	$211,233
Operating expenses:
Cost of revenues	367,232	343,988	323,581	32,575	35,514	35,014	33,442	39,573	48,671
Sales and marketing	97,512	93,782	89,720	59,063	62,226	74,819	10,009	20,521	39,802
Technology and development	11,294	11,190	11,868	22,751	22,803	25,535	7,932	12,284	18,468
General and administrative	31,675	33,844	33,273	26,020	24,574	29,443	12,554	16,351	19,107
Restructuring and other exit costs	876	1,574	—	1,616	(91)	2,121	1,399	1,332	1,373

Total operating expenses	508,589	484,378	458,442	142,025	145,026	166,932	65,336	90,061	127,421

Segment income from operations	$78,660	$70,198	$87,403	$43,450	$56,618	$69,090	$61,196	$77,092	$83,812

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Consolidated Results

Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Revenues	$897,685	$920,553	$(22,868)	(2)%
Revenues as a percentage of total segment revenues:
FTD	65.3%	60.1%
Content & Media	20.6%	21.8%
Communications	14.1%	18.1%

        The decrease in consolidated revenues was due to a $40.6 million decrease in revenues from our Communications segment and a $16.2 million decrease in revenues from our Content & Media segment, partially offset by a $32.7 million increase in revenues from our FTD segment. We anticipate that consolidated revenues will continue to decline due to the anticipated continuing declines in pay accounts and revenues from our Communications and Content & Media segments.

Cost of Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Cost of revenues	$444,484	$429,651	$14,833	3%
Cost of revenues as a percentage of total segment cost of revenues:
FTD	84.8%	82.1%
Content & Media	7.5%	8.5%
Communications	7.7%	9.4%

        The increase in consolidated cost of revenues was due to a $23.2 million increase in cost of revenues associated with our FTD segment. This increase was partially offset by a $6.1 million decrease in cost of revenues associated with our Communications segment, a $2.9 million decrease in cost of revenues associated with our Content & Media segment and a $0.3 million decrease in depreciation expense. We anticipate that consolidated cost of revenues will continue to increase in 2012 compared to 2011.

Sales and Marketing

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Sales and marketing	$166,760	$175,865	$(9,105)	(5)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
FTD	58.5%	53.1%
Content & Media	35.5%	35.2%
Communications	6.0%	11.6%

        The decrease in consolidated sales and marketing expenses was due to a $10.5 million decrease in sales and marketing expenses associated with our Communications segment, a $3.2 million decrease in sales and marketing expenses associated with our Content & Media segment and a $0.4 million decrease in depreciation expense. These decreases were partially offset by a $3.7 million increase in sales and marketing expenses associated with our FTD segment.

Technology and Development

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Technology and development	$51,068	$55,381	$(4,313)	(8)%
Technology and development expenses as a percentage of total segment technology and development expenses:
FTD	26.9%	24.2%
Content & Media	54.2%	49.3%
Communications	18.9%	26.5%

        The decrease in consolidated technology and development expenses was primarily related to a $4.3 million decrease in technology and development expenses associated with our Communications segment.

General and Administrative

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
General and administrative	$104,939	$112,041	$(7,102)	(6)%
General and administrative expenses as a percentage of total segment general and administrative expenses:
FTD	45.1%	45.3%
Content & Media	37.0%	32.9%
Communications	17.9%	21.9%

        The decrease in consolidated general and administrative expenses was primarily due to a $3.8 million decrease in general and administrative expenses associated with our Communications segment, a $2.7 million decrease in unallocated corporate expenses, excluding depreciation, amortization of intangible assets and restructuring and other exit costs, and a $2.2 million decrease in general and administrative expenses associated with our FTD segment. These decreases were partially offset by a $1.4 million increase in general and administrative expenses associated with our Content & Media segment.

Amortization of Intangible Assets

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$30,455	$32,110	$(1,655)	(5)%

        The decrease in consolidated amortization of intangible assets was primarily due to certain customer contracts and relationships related to FTD and MyPoints becoming fully amortized.

Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$5,677	$2,815	$2,862	102%

        Consolidated restructuring and other exit costs for the year ended December 31, 2011 primarily consisted of employee termination costs and, to a lesser extent, contract termination costs and facility closure costs. Consolidated restructuring and other exit costs for the year ended December 31, 2010 primarily consisted of employee termination costs, facility closures and relocation costs and, to a lesser extent, contract termination costs. At December 31, 2011, accrued restructuring and other exit costs totaled $4.2 million, which will be paid over the next 12 months.

Interest Income

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Interest income	$1,536	$1,673	$(137)	(8)%

        Consolidated interest income remained relatively consistent for the year ended December 31, 2011, compared to year ended December 31, 2010.

Interest Expense

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Interest expense	$23,075	$24,900	$(1,825)	(7)%

        The decrease in consolidated interest expense was primarily due to lower interest rates as a result of the June 2011 refinancing of FTD's credit agreement that was entered into in connection with the acquisition of FTD in August 2008, as well as reduced interest expense as a result of lower average debt balances, partially offset by a $6.1 million loss on extinguishment of debt, which was recorded in the year ended December 31, 2011, related to such refinancing.

Other Income, Net

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Other income, net	$2,643	$452	$2,191	485%

        The increase in consolidated other income, net, was primarily due to a $1.1 million non-income tax refund at our FTD segment during the year ended December 31, 2011 as well as an increase in realized and unrealized gains related to forward foreign currency exchange contracts.

Provision for Income Taxes

	Year Ended December 31,
	2011	2010
	(in thousands, except percentages)
Provision for income taxes	$23,676	$36,228
Effective income tax rate	31.4%	40.3%

        The decrease in the effective income tax rate was primarily due to the benefit of higher year-over-year discrete income tax benefits and reduced expense related to lower non-deductible stock-based compensation.

FTD Segment Results

FTD Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages and average order value)
Products	$471,885	$434,035	$37,850	9%
Services	115,342	119,641	(4,299)	(4)%
Advertising	22	900	(878)	(98)%

Total FTD Revenues	$587,249	$554,576	$32,673	6%

Consumer orders	6,628	6,361	267	4%
Average order value	$62.15	$59.72	$2.43	4%

        Excluding the favorable impact of foreign currency exchange rates of $5.6 million due to a stronger British Pound versus the U.S. Dollar, FTD revenues increased by $27.1 million, or 5%, compared to the prior-year period. The increase was primarily due to a 4% increase in average order value (a 3% increase excluding the impact of foreign currency exchange rates) for the year ended December 31, 2011, compared to the year ended December 31, 2010 and a 4% increase in consumer orders. The increase in average order value was driven primarily by increased merchandise values, partially offset by higher discounts, primarily related to group-buying initiatives.

FTD Cost of Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
FTD cost of revenues	$367,232	$343,988	$23,244	7%
FTD cost of revenues as a percentage of FTD revenues	62.5%	62.0%

        Excluding the unfavorable impact of foreign currency exchange rates of $3.9 million, FTD cost of revenues increased by $19.4 million, or 6%, compared to the prior-year period primarily due to higher consumer order volume. Cost of revenues as a percentage of revenues was negatively impacted by higher discounts, as discussed above, increased shipping costs and a decrease in post-transaction sales, which have minimal cost of revenues.

FTD Sales and Marketing

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
FTD sales and marketing	$97,512	$93,782	$3,730	4%
FTD sales and marketing expenses as a percentage of FTD revenues	16.6%	16.9%

        Excluding the unfavorable impact of foreign currency exchange rates of $0.7 million, sales and marketing expenses increased by $3.0 million, or 3%, compared to the prior-year period. The increase was primarily due to higher marketing expenditures, including those driven by higher order volumes and group-buying initiatives, as well as an increase in marketing expenses related to television advertising in the U.K., partially offset by decreased marketing expenditures related to television advertising in the U.S.

FTD Technology and Development

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
FTD technology and development	$11,294	$11,190	$104	1%
FTD technology and development expenses as a percentage of FTD revenues	1.9%	2.0%

        FTD technology and development expenses remained relatively consistent for the year ended December 31, 2011, compared to the year ended December 31, 2010.

FTD General and Administrative

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
FTD general and administrative	$31,675	$33,844	$(2,169)	(6)%
FTD general and administrative expenses as a percentage of FTD revenues	5.4%	6.1%

        The decrease in FTD general and administrative expenses was primarily attributable to a $2.1 million decrease in bad debt expense.

FTD Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
FTD restructuring and other exit costs	$876	$1,574	$(698)	(44)%

        FTD restructuring and other exit costs for the year ended December 31, 2011 totaled $0.9 million and were associated with reductions in headcount. Restructuring and other exit costs for the year ended December 31, 2010 totaled $1.6 million and primarily related to the closure of certain call center facilities in the U.S. and the U.K.

Content & Media Segment Results

Content & Media Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages and ARPU)
Products	$864	$—	$864	N/A
Services	123,992	134,055	(10,063)	(8)%
Advertising	60,619	67,589	(6,970)	(10)%

Total Content & Media Revenues	$185,475	$201,644	$(16,169)	(8)%

ARPU	$2.59	$2.38	$0.21	9%
Average pay accounts	3,992	4,693	(701)	(15)%

        The decrease in Content & Media services revenues was a result of a 15% decrease in our average number of pay accounts for the year ended December 31, 2011 compared to the year ended December 31, 2010, partially offset by a 9% increase in ARPU. The increase in ARPU was primarily attributable to an overall decrease in the percentage of pay accounts on discounted plans and a higher percentage of domestic pay accounts on shorter-term subscription plans, which have higher ARPUs. In addition, Content & Media advertising revenues decreased due to a decrease in segment active accounts and a decrease in available inventory on the Classmates website as well as a decrease in advertising revenues generated by our online loyalty marketing service due to a number of factors, including the loss of a major customer. These decreases were partially offset by $0.9 million in products revenues generated in the year ended December 31, 2011. We anticipate that Content & Media pay accounts and revenues will continue to decline.

Content & Media Cost of Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$32,575	$35,514	$(2,939)	(8)%
Content & Media cost of revenues as a percentage of Content & Media revenues	17.6%	17.6%

        The decrease in Content & Media cost of revenues was primarily due to a $1.6 million decrease in personnel- and overhead-related costs, an $0.8 million decrease in bank fees and a $0.5 million decrease in the cost of points earned by members of our online loyalty marketing service.

Content & Media Sales and Marketing

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$59,063	$62,226	$(3,163)	(5)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	31.8%	30.9%

        The decrease in Content & Media sales and marketing expenses was the result of a $4.7 million decrease primarily related to online marketing costs to acquire new online nostalgia customers, a $2.3 million decrease in personnel- and overhead-related costs and a $1.7 million decrease in marketing costs to acquire new online loyalty marketing members. These decreases were partially offset by $5.5 million in marketing costs in the year ended December 31, 2011 primarily related to television advertising supporting the launch of the Memory Lane website.

Content & Media Technology and Development

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Content & Media technology and development	$22,751	$22,803	$(52)	—%
Content & Media technology and development expenses as a percentage of Content & Media revenues	12.3%	11.3%

        Content & Media technology and development expenses remained relatively consistent for the year ended December 31, 2011, compared to year ended December 31, 2010, as noted in the table above.

Content & Media General and Administrative

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Content & Media general and administrative	$26,020	$24,574	$1,446	6%
Content & Media general and administrative expenses as a percentage of Content & Media revenues	14.0%	12.2%

        The increase in Content & Media general and administrative expenses was primarily due to a $2.0 million increase in legal reserves and, to a lesser extent, a $0.3 million increase in personnel- and overhead-related costs. The increase was partially offset by a $1.0 million decrease in professional services and consulting fees.

Content & Media Restructuring and Other Exit Costs (Benefits)

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Content & Media restructuring and other exit costs (benefits)	$1,616	$(91)	$1,707	1,876%

        Content & Media restructuring and other exit costs for the year ended December 31, 2011 were primarily related to employee termination costs associated with a reduction in headcount during the fourth quarter of 2011.

Communications Segment Results

Communications Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages and ARPU)
Services	$100,770	$135,342	$(34,572)	(26)%
Advertising	25,762	31,811	(6,049)	(19)%

Total Communications Revenues	$126,532	$167,153	$(40,621)	(24)%

ARPU	$9.14	$9.49	$(0.35)	(4)%
Average number of dial-up Internet access pay accounts	583	828	(245)	(30)%

        The decrease in Communications services revenues was primarily due to a 30% decrease in our average number of dial-up Internet access pay accounts for the year ended December 31, 2011, compared to the year ended December 31, 2010, as well as a 4% decrease in ARPU. The decrease in ARPU is attributable to a higher percentage of pay accounts on lower-priced or discounted subscription plans or services. The decrease in Communications advertising revenues was primarily due to the decrease in pay accounts. We anticipate that Communications pay accounts, revenues and ARPU will continue to decline.

Communications Cost of Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Communications cost of revenues	$33,442	$39,573	$(6,131)	(15)%
Communications cost of revenues as a percentage of Communications revenues	26.4%	23.7%

        The decrease in Communications cost of revenues was due to a $3.4 million decrease in telecommunications, customer support and billing-related costs due to the decrease in the number of dial-up Internet access accounts, a $1.0 million decrease in costs associated with our broadband Internet access services and a $1.6 million decrease in costs associated with our email, Internet security and web hosting services. We anticipate that Communications cost of revenues will increase in 2012 as compared to 2011 due to the costs that will be incurred in connection with the planned NetZero 4G mobile broadband service.

Communications Sales and Marketing

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Communications sales and marketing	$10,009	$20,521	$(10,512)	(51)%
Communications sales and marketing expenses as a percentage of Communications revenues	7.9%	12.3%

        The decrease in Communications sales and marketing expenses was attributable to a $5.4 million decrease in advertising, promotion and distribution costs primarily related to our dial-up Internet access services and a $5.2 million decrease in personnel- and overhead-related expenses primarily as a result of reduced headcount. We anticipate that Communications sales and marketing expenses will increase in 2012 as compared to 2011 due to the planned promotion of the NetZero 4G mobile broadband service.

Communications Technology and Development

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Communications technology and development	$7,932	$12,284	$(4,352)	(35)%
Communications technology and development expenses as a percentage of Communications revenues	6.3%	7.3%

        The decrease in Communications technology and development expenses was the result of a decrease in personnel- and overhead-related expenses as a result of reduced headcount.

Communications General and Administrative

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Communications general and administrative	$12,554	$16,351	$(3,797)	(23)%
Communications general and administrative expenses as a percentage of Communications revenues	9.9%	9.8%

        The decrease in Communications general and administrative expenses was primarily due to a $3.3 million decrease in personnel- and overhead-related costs as a result of reduced headcount and, to a lesser extent, a $0.5 million decrease in bad debt expense.

Communications Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$1,399	$1,332	$67	5%

        Communications restructuring and other exit costs for the year ended December 31, 2011 were primarily related to employee termination costs associated with a reduction in headcount and, to a lesser extent, contract termination and facility exit costs. Communications restructuring and other exit costs for the year ended December 31, 2010 were primarily related to employee termination costs associated with a reduction in headcount.

Unallocated Corporate Expenses

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Unallocated corporate expenses	$31,644	$32,573	$(929)	(3)%

        The decrease in unallocated corporate expenses, excluding depreciation and amortization of intangible assets, was due to $2.0 million of expenses recorded during the year ended December 31, 2010 related to a potential transaction that failed to consummate and a $0.7 million decrease in personnel- and overhead-related costs, partially offset by $1.8 million of restructuring and other exit costs recorded during the year ended December 31, 2011 primarily related to the departure of United Online's former chief financial officer.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Consolidated Results

Revenues

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Revenues	$920,553	$990,132	$(69,579)	(7)%
Revenues as a percentage of total segment revenues:
FTD	60.1%	55.0%
Content & Media	21.8%	23.8%
Communications	18.1%	21.3%

        The decrease in consolidated revenues was due to a $44.1 million decrease in revenues from our Communications segment and a $34.4 million decrease in revenues from our Content & Media segment, partially offset by an $8.7 million increase in revenues from our FTD segment.

Cost of Revenues

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Cost of revenues	$429,651	$417,359	$12,292	3%
Cost of revenues as a percentage of total segment cost of revenues:
FTD	82.1%	79.5%
Content & Media	8.5%	8.6%
Communications	9.4%	12.0%

        The increase in consolidated cost of revenues was due to a $20.4 million increase in cost of revenues associated with our FTD segment, a $0.8 million increase in depreciation expense and a $0.5 million increase in cost of revenues associated with our Content & Media segment. These increases were partially offset by a $9.1 million decrease in cost of revenues associated with our Communications segment.

Sales and Marketing

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Sales and marketing	$175,865	$202,810	$(26,945)	(13)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
FTD	53.1%	43.9%
Content & Media	35.2%	36.6%
Communications	11.6%	19.5%

        The decrease in consolidated sales and marketing expenses was due to a $19.3 million decrease in sales and marketing expenses associated with our Communications segment and a $12.6 million decrease in sales and marketing expenses associated with our Content & Media segment. These decreases were partially offset by a $4.1 million increase in sales and marketing expenses associated with our FTD segment and a $0.3 million increase in depreciation expense.

Technology and Development

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Technology and development	$55,381	$64,158	$(8,777)	(14)%
Technology and development expenses as a percentage of total segment technology and development expenses:
FTD	24.2%	21.2%
Content & Media	49.3%	45.7%
Communications	26.5%	33.1%

        The decrease in consolidated technology and development expenses was primarily related to a $6.2 million decrease in technology and development expenses associated with our Communications segment, a $2.7 million decrease in technology and development expenses associated with our Content & Media segment and a $0.7 million decrease in technology and development expenses associated with our FTD segment. These decreases were partially offset by a $0.8 million increase in depreciation expense.

General and Administrative

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
General and administrative	$112,041	$121,474	$(9,433)	(8)%
General and administrative expenses as a percentage of total segment general and administrative expenses:
FTD	45.3%	40.7%
Content & Media	32.9%	36.0%
Communications	21.9%	23.4%

        The decrease in consolidated general and administrative expenses was primarily due to a $4.9 million decrease in general and administrative expenses associated with our Content & Media segment, a $2.8 million decrease in general and administrative expenses associated with our Communications segment, a $2.1 million decrease in unallocated corporate expenses, excluding depreciation and amortization of intangible assets, and a $0.3 million decrease in depreciation expense. These decreases were partially offset by a $0.6 million increase in general and administrative expenses associated with our FTD segment. Consolidated general and administrative expenses for the year ended December 31, 2010 included $2.0 million of expenses incurred in the first quarter of the year in connection with a potential transaction that failed to consummate.

Amortization of Intangible Assets

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$32,110	$34,844	$(2,734)	(8)%

        The decrease in consolidated amortization of intangible assets was primarily due to certain intangible assets related to our acquisition of Classmates Online, Inc. and its subsidiaries in 2004 becoming fully amortized in 2009 and 2010.

Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$2,815	$3,494	$(679)	(19)%

        In the year ended December 31, 2010, our Communications segment recorded restructuring and other exit costs totaling $1.3 million related to employee termination benefits. In addition, in the year ended December 31, 2010, our FTD segment recorded $1.6 million of restructuring and other exit costs primarily related to the closure of certain call center facilities in the U.S. and the U.K. These restructuring and other exit costs primarily included lease termination costs and employee termination benefits. In the year ended December 31, 2009, we recorded restructuring and other exit costs totaling $3.5 million associated with a reduction in headcount in our Content & Media and Communications segments.

Interest Income

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Interest income	$1,673	$1,545	$128	8%

        Consolidated interest income remained relatively consistent for the year ended December 31, 2010, compared to the year ended December 31, 2009.

Interest Expense

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Interest expense	$24,900	$33,524	$(8,624)	(26)%

        The decrease in consolidated interest expense was primarily due to declining debt balances as a result of repayments on our credit facilities.

Other Income, Net

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Other income, net	$452	$4,215	$(3,763)	(89)%

        Other income, net, for the year ended December 31, 2009 included non-operating income related to a non-income tax refund and a favorable legal settlement.

Provision for Income Taxes

	Year Ended December 31,
	2010	2009
	(in thousands, except percentages)
Provision for income taxes	$36,228	$48,144
Effective income tax rate	40.3%	40.7%

        The year-over-year effective income tax rate declined primarily due to the benefit from lower non-deductible stock-based compensation, offset by a year-over-year decrease in discrete income tax benefits.

FTD Segment Results

FTD Revenues

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages and average order value)
Products	$434,035	$414,127	$19,908	5%
Services	119,641	125,430	(5,789)	(5)%
Advertising	900	6,288	(5,388)	(86)%

Total FTD Revenues	$554,576	$545,845	$8,731	2%

Consumer orders	6,361	6,071	290	5%
Average order value	$59.72	$59.56	$0.16	—%

        Excluding the unfavorable impact of foreign currency exchange rates of $0.6 million due to a weaker British Pound versus the U.S. Dollar, FTD revenues increased by $9.4 million, or 2%, compared to the prior-year period. The increase was primarily due to a 5% increase in consumer orders for the year ended December 31, 2010, compared to the prior-year period. The increase was partially offset by a decrease in advertising revenues generated from post-transaction sales.

FTD Cost of Revenues

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
FTD cost of revenues	$343,988	$323,581	$20,407	6%
FTD cost of revenues as a percentage of FTD revenues	62.0%	59.3%

        Excluding the favorable impact of foreign currency exchange rates of $0.3 million, FTD cost of revenues increased by $20.7 million, or 6%, compared to the prior-year period, primarily as a result of an increase in consumer order volume and increased shipping costs. FTD cost of revenues as a percentage of FTD revenues was negatively impacted by an increase in the volume and level of discounts on products sold to consumers, increased shipping costs, a shift in the mix of products and services sold, and a decrease in post-transaction sales, which have minimal cost of revenues.

FTD Sales and Marketing

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
FTD sales and marketing	$93,782	$89,720	$4,062	5%
FTD sales and marketing expenses as a percentage of FTD revenues	16.9%	16.4%

        The increase in FTD sales and marketing expenses was primarily due to higher marketing expenditures related to television advertising for the Valentine's Day and U.S. Mother's Day holidays in 2010 and higher customer service costs, partially offset by a decrease in print and other advertising expenses.

FTD Technology and Development

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
FTD technology and development	$11,190	$11,868	$(678)	(6)%
FTD technology and development expenses as a percentage of FTD revenues	2.0%	2.2%

        The decrease in FTD technology and development expenses was primarily due to lower web hosting costs.

FTD General and Administrative

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
FTD general and administrative	$33,844	$33,273	$571	2%
FTD general and administrative expenses as a percentage of FTD revenues	6.1%	6.1%

        The increase in FTD general and administrative expenses was attributable to higher personnel-related costs and a $0.4 million charge, net of an insurance reimbursement, related to the resolution of the investigation of the Attorney General for New York in the third quarter of 2010, as well as an increase in professional fees associated with such matter. These increases were partially offset by a decrease in bad debt expense.

FTD Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
FTD restructuring and other exit costs	$1,574	$—	$1,574	N/A

        FTD restructuring and other exit costs for the year ended December 31, 2010 were primarily related to the closure of certain call center facilities in the U.S. and the U.K. and primarily included lease termination costs and employee termination benefits.

Content & Media Segment Results

Content & Media Revenues

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages and ARPU)
Services	$134,055	$151,902	$(17,847)	(12)%
Advertising	67,589	84,120	(16,531)	(20)%

Total Content & Media Revenues	$201,644	$236,022	$(34,378)	(15)%

ARPU	$2.38	$2.75	$(0.37)	(13)%
Average pay accounts	4,693	4,602	91	2%

        The decrease in Content & Media revenues was partially due to a decrease in services revenues. Services revenues decreased, despite a 2% increase in our average number of pay accounts for the year ended December 31, 2010 compared to the year ended December 31, 2009, as a result of a 13% decrease in ARPU for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease in ARPU was primarily attributable to a greater percentage of total pay accounts being represented by domestic discounted pricing plans and lower-priced international subscription plans. In addition, Content & Media advertising revenues decreased by $16.5 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to minimal revenues generated from post-transaction sales in the year ended December 31, 2010, partially offset by an increase in revenues generated from our online loyalty marketing service.

Content & Media Cost of Revenues

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$35,514	$35,014	$500	1%
Content & Media cost of revenues as a percentage of Content & Media revenues	17.6%	14.8%

        The increase in Content & Media cost of revenues was primarily due to a $1.5 million increase in the cost of points earned by members of our online loyalty marketing service and a $0.7 million increase in overhead-related costs, partially offset by a $1.3 million decrease in credit card processing fees and a $0.4 million decrease in personnel-related costs. The increase in cost of revenues as a percentage of Content & Media revenues was primarily due to significantly lower revenues from post-transaction sales, which have minimal cost of revenues.

Content & Media Sales and Marketing

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$62,226	$74,819	$(12,593)	(17)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	30.9%	31.7%

        The decrease in Content & Media sales and marketing expenses was largely the result of an $11.8 million decrease in marketing costs to acquire new online nostalgia services members and a $2.2 million decrease in personnel- and overhead-related costs as a result of reduced headcount, partially offset by a $1.4 million increase in costs to acquire online loyalty marketing members and other sales and marketing costs.

Content & Media Technology and Development

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Content & Media technology and development	$22,803	$25,535	$(2,732)	(11)%
Content & Media technology and development expenses as a percentage of Content & Media revenues	11.3%	10.8%

        The decrease in Content & Media technology and development expenses was primarily due to a decrease in personnel- and overhead-related costs as a result of reduced headcount.

Content & Media General and Administrative

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Content & Media general and administrative	$24,574	$29,443	$(4,869)	(17)%
Content & Media general and administrative expenses as a percentage of Content & Media revenues	12.2%	12.5%

        The decrease in Content & Media general and administrative expenses was primarily due to a $4.5 million decrease in personnel- and overhead-related costs and a $1.2 million decrease in reserves for legal settlements. These items were partially offset by a $0.9 million increase in professional fees.

Content & Media Restructuring and Other Exit Costs (Benefits)

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Content & Media restructuring and other exit costs (benefits)	$(91)	$2,121	$(2,212)	(104)%

        Content & Media restructuring and other exit costs for the year ended December 31, 2009 were primarily related to employee termination costs associated with a reduction in headcount.

Communications Segment Results

Communications Revenues

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages and ARPU)
Services	$135,342	$175,207	$(39,865)	(23)%
Advertising	31,811	36,026	(4,215)	(12)%

Total Communications Revenues	$167,153	$211,233	$(44,080)	(21)%

ARPU	$9.49	$9.47	$0.02	—%
Average number of dial-up Internet access pay accounts	828	1,156	(328)	(28)%

        The decrease in Communications revenues was primarily due to a decrease in services revenues as a result of a 28% decrease in our average number of dial-up Internet access pay accounts for the year ended December 31, 2010, compared to the prior-year period, partially offset by a slight increase in ARPU for the year ended December 31, 2010, compared to the prior-year period. The decrease in Communications revenues was also due to a decrease in advertising revenues resulting from the decrease in pay accounts and a decrease in search revenues following our transition to a new search provider in the first quarter of 2010.

Communications Cost of Revenues

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Communications cost of revenues	$39,573	$48,671	$(9,098)	(19)%
Communications cost of revenues as a percentage of Communications revenues	23.7%	23.0%

        Communications cost of revenues as a percentage of Communications revenues increased for the year ended December 31, 2010, compared to the prior-year period due to a higher percentage of revenues being generated from our broadband services, which have a higher cost of revenues than our dial-up Internet access services. The decrease in Communications cost of revenues was primarily due to a $3.9 million decrease in telecommunications costs associated with our dial-up Internet access services due to a decrease in the number of dial-up Internet access pay accounts and a decrease in hourly usage per pay account and a $3.1 million decrease in customer support and billing-related costs due to a decrease in the number of dial-up Internet access pay accounts. In addition, Communications cost of revenues decreased due to a $0.9 million decrease in personnel-related costs as a result of reduced headcount, a $0.9 million decrease in costs associated with our broadband services and a $0.3 million decrease in costs associated with our web hosting services.

Communications Sales and Marketing

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Communications sales and marketing	$20,521	$39,802	$(19,281)	(48)%
Communications sales and marketing expenses as a percentage of Communications revenues	12.3%	18.8%

        The decrease in Communications sales and marketing expenses reflects the Company's decision to reduce sales and marketing expenses. The decrease was primarily attributable to a $15.1 million decline in advertising, promotion and distribution costs related to our dial-up Internet access services, a $2.1 million decrease in customer service costs related to our dial-up Internet access services and a $1.8 million decrease in personnel- and overhead-related expenses as a result of reduced headcount.

Communications Technology and Development

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Communications technology and development	$12,284	$18,468	$(6,184)	(33)%
Communications technology and development expenses as a percentage of Communications revenues	7.3%	8.7%

        The decrease in Communications technology and development expenses was the result of a decrease in personnel- and overhead-related expenses as a result of reduced headcount.

Communications General and Administrative

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Communications general and administrative	$16,351	$19,107	$(2,756)	(14)%
Communications general and administrative expenses as a percentage of Communications revenues	9.8%	9.0%

        The decrease in Communications general and administrative expenses was due to a $2.2 million decrease in personnel- and overhead-related costs as a result of reduced headcount and a $0.4 million decrease in bad debt expense.

Communications Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$1,332	$1,373	$(41)	(3)%

        Communications restructuring and other exit costs for the year ended December 31, 2010 and 2009 were associated with reductions in headcount.

Unallocated Corporate Expenses

	Year Ended December 31,		Change
	2010	2009	$	%
	(in thousands, except percentages)
Unallocated corporate expenses	$32,573	$34,639	$(2,066)	(6)%

        The decrease in unallocated corporate expenses, excluding depreciation and amortization expenses, was due to a $3.1 million decrease in personnel- and overhead-related costs and a $1.0 million decrease in professional fees. These items were partially offset by $2.0 million of expenses recorded during the year ended December 31, 2010 related to a potential transaction that failed to consummate.

Liquidity and Capital Resources

        In connection with the FTD acquisition in August 2008, United Online, Inc. entered into a $60 million senior secured credit agreement with Silicon Valley Bank (the "UOL Credit Agreement") and borrowed $60 million thereunder. The net proceeds of the term loan under the UOL Credit Agreement were used to finance, in part, the acquisition of FTD. In April 2010, United Online, Inc. paid $14.7 million to retire this credit facility.

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

        The obligations under the Credit Agreement are guaranteed by FTD's parent, UNOL Intermediate, Inc. ("Holdings"), and certain of the wholly-owned domestic subsidiaries of FTD Group, Inc. (the "Subsidiary Guarantors"). In addition, the obligations under the Credit Agreement are secured by a lien on substantially all of the assets of FTD Group, Inc., Holdings and the Subsidiary Guarantors (collectively, the "Loan Parties"), including a pledge of all (except with respect to foreign subsidiaries, in which case such pledges are limited to 66%) of the outstanding capital stock of certain direct subsidiaries of the Loan Parties.

        The interest rates on both the Term Loan and the Revolving Credit Facility are either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the Term Loan and step downs in the LIBOR margin on the Revolving Credit Facility depending on FTD's net leverage ratio). In addition, there is a commitment fee equal to 0.50% per annum (with step-downs in the commitment fee depending on FTD's net leverage ratio) on the unused portion of the Revolving Credit Facility. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that require, among other things, FTD to maintain compliance with a maximum net leverage ratio and a minimum fixed-charge coverage ratio, and impose restrictions and limitations on, among other things, capital expenditures, investments, dividends, asset sales, and incurrence of additional debt or liens by Holdings, FTD Group, Inc. and their subsidiaries. The Credit Agreement also provides for an additional $100 million in borrowing, subject to certain conditions, including compliance with covenants and approval by the lender group.

        Our total cash and cash equivalents balance increased by $35.8 million, or 36%, to $136.1 million at December 31, 2011, compared to $100.3 million at December 31, 2010. Our summary cash flows for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$111,117	$143,803	$163,526
Net cash used for investing activities	$(27,241)	$(31,756)	$(26,160)
Net cash used for financing activities	$(46,150)	$(125,113)	$(128,019)

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

        Net cash provided by operating activities decreased by $32.7 million, or 23%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in working capital including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, deferred taxes, and tax benefits (shortfalls) from equity awards. The decrease in net cash provided by operating activities was due to a $19.5 million increase in working capital requirements primarily related to a decline in deferred revenue primarily as a result of a decline in Content & Media pay accounts and, to a lesser extent, the timing of payments to vendors and changes in tax liabilities, as well as a $13.2 million decrease in net income, adjusted for non-cash items. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities decreased by $4.5 million, or 14%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease was primarily due to a $2.7 million decrease in purchases of property and equipment and a $1.4 million decrease in purchases of rights, content and intellectual property related to our online nostalgia services business.

        Capital expenditures for the year ended December 31, 2011 were $24.6 million. We currently anticipate that our total capital expenditures for 2012 will be in the range of $25 million to $30 million. The actual amount of future capital expenditures may fluctuate due to a number of factors including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities decreased by $79.0 million, or 63%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. In the year ended December 31, 2011, we refinanced the 2008 Credit Agreement and, in connection with the refinancing, we received net proceeds of $261.3 million, which, along with FTD's available cash, were used to repay the outstanding balance on the 2008 Credit Agreement of $264.6 million. In the year ended December 31, 2010, we repaid $50.0 million on the outstanding balance of the 2008 Credit Agreement and $24.8 million on the UOL Credit Agreement. Additionally, repurchases of common stock for the year ended December 31, 2011 decreased by $12.8 million, compared to the year ended December 31, 2010.

        The payment of dividends and dividend equivalents is a cash outflow from financing activities. In January, April, July and October 2011, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 28, 2011, May 31, 2011, August 31, 2011 and November 30, 2011 and totaled $9.4 million, $9.3 million, $9.3 million and $9.3 million, respectively, including dividend equivalents paid on nonvested restricted stock units. In January 2012, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend was February 14, 2012 and the dividend will be paid on February 29, 2012. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, we repurchased a total of $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. We did not make any repurchases under the Program during the year ended December 31, 2011 and, at December 31, 2011, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units and stock awards we grant to employees. In general, we currently do not collect the applicable required employee withholding taxes from employees upon vesting of restricted stock units and upon the issuance of stock awards. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the year ended December 31, 2011 and 2010 were $7.7 million and $9.6 million, respectively, for which we withheld 1.2 million and 1.6 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting and stock awards being issued during the period.

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

        Under the terms of the Credit Agreement, FTD Group, Inc., a subsidiary of United Online, Inc., is generally restricted from transferring funds and other assets to United Online, Inc., with certain exceptions including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations) which may be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the Credit Agreement are satisfied. These restrictions have resulted in restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group, Inc. and its subsidiaries totaling $262.1 million at December 31, 2011. The Credit Agreement also includes provisions which require us to make debt prepayments in the event that we generate consolidated excess cash flow, as defined in the Credit Agreement, on an annual basis commencing in April 2013 for fiscal year 2012. The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to fulfill our debt service obligations, at least in the next twelve months. FTD Group, Inc. was in compliance with all covenants under the Credit Agreement at December 31, 2011.

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

Contractual Obligations

        Contractual obligations at December 31, 2011 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest	$353,415	$15,406	$30,524	$34,001	$273,484
Member redemption liability	22,453	17,934	4,519	—	—
Operating leases	35,988	12,533	16,205	4,304	2,946
Services and promotional contracts	8,509	5,270	3,239	—	—
Telecommunications purchases	7,022	6,729	293	—	—
Content purchases	218	218	—	—	—
Floral-related purchases	4,999	4,999	—	—	—
Other long-term liabilities	2,979	227	2,088	190	474

Total	$435,583	$63,316	$56,868	$38,495	$276,904

        Commitments under letters of credit at December 31, 2011 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years
Letters of credit	$1,604	$1,588	$16

        Letters of credit are maintained pursuant to certain of our lease arrangements. The letters of credit remain in effect at declining levels through the terms of the related leases. Standby letters of credit are maintained by FTD to secure credit card processing activity and additional letters of credit are maintained related to inventory purchases.

Other Commitments

        In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, sureties and insurance companies, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities, including those arising from our obligation to indemnify our directors and certain of our officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Off-Balance Sheet Arrangements

        At December 31, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        Comprehensive Income—In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Presentation of Comprehensive Income, as codified in ASC 220, Comprehensive Income. The amendments in this update require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Additionally, the amendments in this update require that reclassification adjustments from other comprehensive income to net income be shown on the face of the statement of comprehensive income. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect this update to have a material impact on our consolidated financial statements. Additionally, in December 2011, FASB issued ASU No. 2011-12, Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05, as codified in ASC 220. The amendments in this update supersede certain paragraphs in ASU No. 2011-05, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments in this update are effective at the same time as the amendments in Update 2011-05 so that entities will not be required to comply with the presentation requirements in Update 2011-05 that this Update is deferring. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect this update to have a material impact on our consolidated financial statements.

Inflation

        Inflation did not have a material impact on our consolidated revenues and results of operations during the years ended December 31, 2011, 2010 and 2009, and we do not currently anticipate that inflation will have a material impact on our consolidated revenues and results of operations for the year ending December 31, 2012.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash and cash equivalents and the outstanding balance of the Credit Agreement. The interest rate set forth in the Credit Agreement for the Term Loan and the Revolving Credit Facility is either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the Term Loan). A 100 basis point increase in LIBOR rates would result in an estimated annual increase in our interest expense related to the outstanding debt under the Credit Agreement of approximately $0.6 million.

        While we do not currently maintain any short-term investments, we still maintain deposits, which are classified as cash equivalents. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates.

Foreign Currency Exchange Risk

        We transact business in foreign currencies, and we are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP"), the Euro ("EUR") and the Indian Rupee ("INR") and, to a much lesser extent, the Swedish Krona ("SEK"), the Swiss Franc ("CHF") and the Canadian Dollar ("CAD"), which may result in gains or losses reported in our results of operations. The volatilities in GBP, EUR, INR, SEK, CHF, and CAD (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the consolidated balance sheets. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the trend in currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and net income. A 1% adverse change in overall foreign currency exchange rates over an entire year would not have a material impact on estimated annual revenues and estimated annual income before income taxes. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income, net, in the consolidated statements of operations.

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At December 31, 2011, the notional value of open forward foreign currency exchange contracts accounted for as net investment and cash flow hedges totaled $1.9 million and $5.2 million, respectively.

        Periodically, we enter into forward foreign currency exchange contracts which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At December 31, 2011, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $4.2 million. We may, in the future, also use other derivative financial instruments, if it is determined that such hedging activities are appropriate to reduce risk.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2011, the Company's internal control over financial reporting was effective.

        The Company's internal control over financial reporting at December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is included under the following captions in our definitive proxy statement relating to our 2012 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference: "Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors"; "Executive Compensation and Other Information"; and "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is included under the following captions in our definitive proxy statement relating to our 2012 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference: "Compensation Discussion and Analysis"; "Summary Compensation Table"; "Grants of Plan-Based Awards"; "Outstanding Equity Awards at Fiscal Year-End"; "Option Exercises and Stock Vested"; "Director Summary Compensation Table"; "Compensation Committee Interlocks and Insider Participation"; and "Compensation Committee Report".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is included under the following captions in our definitive proxy statement relating to our 2012 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference: "Equity Compensation Plan Information" and "Ownership of Securities".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is included under the following captions in our definitive proxy statement relating to our 2012 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference: "Board Committees and Meetings" and "Related-Party Transactions".

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is included under the caption "Proposal Two: Ratification of Independent Registered Public Accounting Firm" in our definitive proxy statement relating to our 2012 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference.

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

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
2.1	Agreement and Plan of Merger, dated April 30, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated July 16, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
10.1	Form of Indemnification Agreement		10-Q	000-33367	11/10/2008
10.2	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008		10-Q	000-33367	11/10/2008
10.4	2010 Incentive Compensation Plan		10-Q	000-33367	8/6/2010
10.5	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/8/2005
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

			10-K	000-33367	2/27/2009
10.8	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	5/12/2008
10.9	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.10	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—initial grant)		10-K	000-33367	2/28/2011
10.11	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—annual grant)		10-K	000-33367	2/28/2011

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
10.12	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (officers)		10-K	000-33367	2/28/2011
10.13	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (employees)		10-K	000-33367	2/28/2011
10.14	Form of Stock Option Agreement for 2010 Incentive Compensation Plan (officers version I)		10-K	000-33367	2/28/2011
10.15	Form of Stock Option Agreement for 2010 Incentive Compensation Plan (officers version II)		10-K	000-33367	2/28/2011
10.16	Amended and Restated United Online, Inc. Severance Benefit Plan		10-K	000-33367	2/28/2011
10.17	Employment Agreement between the Registrant and Mark R. Goldston		10-K	000-33367	2/28/2011
10.18	Employment Agreement between the Registrant and Paul E. Jordan		10-K	000-33367	2/28/2011
10.19	Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-K	000-33367	2/28/2011
10.20	Employment Agreement between the Registrant and Robert J. Taragan		10-K	000-33367	2/28/2011
10.21	Employment Agreement between FTD Group, Inc. and Robert S. Apatoff		10-K	000-33367	2/28/2011
10.22	Employment Agreement between the Registrant and Charles B. Ammann		10-K	000-33367	2/28/2011
10.23	Employment Agreement between Memory Lane, Inc. (f/k/a Classmates Online, Inc.) and Harold A. Zeitz		10-K	000-33367	2/28/2011
10.24	Employment Agreement between the Registrant and Neil P. Edwards		10-Q	000-33367	11/7/2011
10.25	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Mark R. Goldston		8-K	000-33367	12/30/2008
10.26	Restricted Stock Unit Issuance Agreement Amendment Agreement between United Online, Inc. and Mark R. Goldston		8-K	000-33367	12/30/2008
10.27	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Frederic A. Randall, Jr.		8-K	000-33367	12/30/2008

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
10.28	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Paul E. Jordan		10-K	000-33367	2/27/2009
10.29	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Robert J. Taragan		10-K	000-33367	2/27/2009
10.30	2011 Management Bonus Plan		10-Q	000-33367	5/9/2011
10.31	2011 Special Bonus Plan		10-Q	000-33367	5/9/2011
10.32	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
21.1	List of Subsidiaries	X		000-33367	2/28/2012
23.1	Consent of Independent Registered Public Accounting Firm	X		000-33367	2/28/2012
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)	X		000-33367	2/28/2012
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/28/2012
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/28/2012
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/28/2012
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/28/2012
101.INS	XBRL Instance Document	X		000-33367	2/28/2012
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	2/28/2012
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	2/28/2012
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	2/28/2012
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	2/28/2012
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	2/28/2012

  (b)
  Exhibits

        The exhibits filed as part of this report are listed in Item 15(a)(3) of this Annual Report on Form 10-K.

  (c)
  Financial Statement Schedules

        The financial statement schedules required by Regulation S-X and Item 8 of this Annual Report on Form 10-K are listed in Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2012.

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

Signature	Title	Date

/s/ MARK R. GOLDSTON Mark R. Goldston	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer and Director)	February 28, 2012
/s/ NEIL P. EDWARDS Neil P. Edwards	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2012
/s/ JAMES T. ARMSTRONG James T. Armstrong	Director	February 28, 2012
/s/ ROBERT BERGLASS Robert Berglass	Director	February 28, 2012
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	February 28, 2012

Signature	Title	Date

/s/ DENNIS HOLT Dennis Holt	Director	February 28, 2012
/s/ HOWARD G. PHANSTIEL Howard G. Phanstiel	Director	February 28, 2012
/s/ CAROL A. SCOTT Carol A. Scott	Director	February 28, 2012

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

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
2.1	Agreement and Plan of Merger, dated April 30, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated July 16, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
10.1	Form of Indemnification Agreement		10-Q	000-33367	11/10/2008
10.2	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008		10-Q	000-33367	11/10/2008
10.4	2010 Incentive Compensation Plan		10-Q	000-33367	8/6/2010
10.5	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/8/2005

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
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

			10-K	000-33367	2/27/2009
10.8	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	5/12/2008
10.9	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.10	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—initial grant)		10-K	000-33367	2/28/2011
10.11	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—annual grant)		10-K	000-33367	2/28/2011
10.12	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (officers)		10-K	000-33367	2/28/2011
10.13	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (employees)		10-K	000-33367	2/28/2011
10.14	Form of Stock Option Agreement for 2010 Incentive Compensation Plan (officers version I)		10-K	000-33367	2/28/2011
10.15	Form of Stock Option Agreement for 2010 Incentive Compensation Plan (officers version II)		10-K	000-33367	2/28/2011
10.16	Amended and Restated United Online, Inc. Severance Benefit Plan		10-K	000-33367	2/28/2011
10.17	Employment Agreement between the Registrant and Mark R. Goldston		10-K	000-33367	2/28/2011
10.18	Employment Agreement between the Registrant and Paul E. Jordan		10-K	000-33367	2/28/2011
10.19	Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-K	000-33367	2/28/2011

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
10.20	Employment Agreement between the Registrant and Robert J. Taragan		10-K	000-33367	2/28/2011
10.21	Employment Agreement between FTD Group, Inc. and Robert S. Apatoff		10-K	000-33367	2/28/2011
10.22	Employment Agreement between the Registrant and Charles B. Ammann		10-K	000-33367	2/28/2011
10.23	Employment Agreement between Memory Lane, Inc. (f/k/a Classmates Online, Inc.) and Harold A. Zeitz		10-K	000-33367	2/28/2011
10.24	Employment Agreement between the Registrant and Neil P. Edwards		10-Q	000-33367	11/7/2011
10.25	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Mark R. Goldston		8-K	000-33367	12/30/2008
10.26	Restricted Stock Unit Issuance Agreement Amendment Agreement between United Online, Inc. and Mark R. Goldston		8-K	000-33367	12/30/2008
10.27	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Frederic A. Randall, Jr.		8-K	000-33367	12/30/2008
10.28	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Paul E. Jordan		10-K	000-33367	2/27/2009
10.29	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Robert J. Taragan		10-K	000-33367	2/27/2009
10.30	2011 Management Bonus Plan		10-Q	000-33367	5/9/2011
10.31	2011 Special Bonus Plan		10-Q	000-33367	5/9/2011
10.32	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
21.1	List of Subsidiaries	X		000-33367	2/28/2012
23.1	Consent of Independent Registered Public Accounting Firm	X		000-33367	2/28/2012
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)	X		000-33367	2/28/2012
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/28/2012

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/28/2012
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/28/2012
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	2/28/2012
101.INS	XBRL Instance Document	X		000-33367	2/28/2012
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	2/28/2012
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	2/28/2012
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	2/28/2012
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	2/28/2012
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	2/28/2012

UNITED ONLINE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of United Online, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of United Online, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
February 28, 2012

UNITED ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$136,105	$100,264
Accounts receivable, net of allowance for doubtful accounts of $10,521 and $10,431 at December 31, 2011 and 2010, respectively	43,177	49,797
Deferred tax assets, net	15,587	14,200
Other current assets	32,897	28,494

Total current assets	227,766	192,755
Property and equipment, net	62,460	63,893
Goodwill	458,818	459,409
Intangible assets, net	234,461	262,775
Other assets	12,852	13,326

Total assets	$996,357	$992,158

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$64,649	$71,659
Accrued liabilities	54,850	48,881
Member redemption liability	17,934	19,899
Deferred revenue	56,047	71,673
Current portion of long-term debt	2,650	—

Total current liabilities	196,130	212,112
Member redemption liability	4,519	4,967
Deferred revenue	1,868	3,021
Long-term debt, net of discounts	258,474	258,084
Deferred tax liabilities, net	44,098	42,677
Other liabilities	11,133	16,816

Total liabilities	516,222	537,677

Commitments and contingencies (see Note 13)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 89,423 and 86,745 shares issued and outstanding at December 31, 2011 and 2010, respectively	9	9
Additional paid-in capital	496,868	493,387
Accumulated other comprehensive loss	(35,393)	(33,628)
Retained earnings (accumulated deficit)	18,651	(5,287)

Total stockholders' equity	480,135	454,481

Total liabilities and stockholders' equity	$996,357	$992,158

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Products	$472,749	$434,035	$414,127
Services	424,936	486,518	576,005

Total revenues	897,685	920,553	990,132
Operating expenses:
Cost of revenues—products	351,946	327,963	304,868
Cost of revenues—services	92,538	101,688	112,491
Sales and marketing	166,760	175,865	202,810
Technology and development	51,068	55,381	64,158
General and administrative	104,939	112,041	121,474
Amortization of intangible assets	30,455	32,110	34,844
Restructuring and other exit costs	5,677	2,815	3,494

Total operating expenses	803,383	807,863	844,139

Operating income	94,302	112,690	145,993
Interest income	1,536	1,673	1,545
Interest expense	(23,075)	(24,900)	(33,524)
Other income, net	2,643	452	4,215

Income before income taxes	75,406	89,915	118,229
Provision for income taxes	23,676	36,228	48,144

Net income	$51,730	$53,687	$70,085

Income allocated to participating securities	(1,993)	(3,233)	(4,647)

Net income attributable to common stockholders	$49,737	$50,454	$65,438

Basic net income per common share	$0.56	$0.58	$0.78

Shares used to calculate basic net income per common share	88,478	86,429	83,698

Diluted net income per common share	$0.56	$0.58	$0.78

Shares used to calculate diluted net income per common share	88,631	87,062	84,386

Dividends paid per common share	$0.40	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$51,730	$53,687	$70,085
Change in gains on derivatives designated as net investment hedging instruments, net of tax of $79 for the year ended December 31, 2011	128	—	—
Change in losses on derivatives designated as cash flow hedging instruments, net of tax of $(71) for the year ended December 31, 2011	(117)	—	—
Foreign currency translation	(1,776)	(6,665)	20,056

Comprehensive income	$49,965	$47,022	$90,141

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2009	82,107	$8	$520,187	$(47,019)	$(129,059)	$344,117
Exercises of stock options	120	—	546	—	—	546
Issuance of common stock through employee stock purchase plan	907	—	4,069	—	—	4,069
Vesting of restricted stock units	1,824	—	—	—	—	—
Repurchases of common stock	—	—	(6,842)	—	—	(6,842)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(36,257)	—	—	(36,257)
Change in dividend equivalents payable on restricted stock units	—	—	(207)	—	—	(207)
Stock-based compensation	—	—	40,080	—	—	40,080
Foreign currency translation	—	—	—	20,056	—	20,056
Tax shortfalls from equity awards	—	—	(2,996)	—	—	(2,996)
Net income	—	—	—	—	70,085	70,085

Balance at December 31, 2009	84,958	8	518,580	(26,963)	(58,974)	432,651
Exercises of stock options	528	—	1,698	—	—	1,698
Issuance of common stock through employee stock purchase plans	976	—	4,440	—	—	4,440
Vesting of restricted stock units	2,445	1	(1)	—	—	—
Repurchases of common stock	(2,162)	—	(20,565)	—	—	(20,565)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(36,966)	—	—	(36,966)
Change in dividend equivalents payable on restricted stock units	—	—	138	—	—	138
Stock-based compensation	—	—	27,043	—	—	27,043
Foreign currency translation	—	—	—	(6,665)	—	(6,665)
Tax shortfalls from equity awards	—	—	(980)	—	—	(980)
Net income	—	—	—	—	53,687	53,687

Balance at December 31, 2010	86,745	9	493,387	(33,628)	(5,287)	454,481
Exercises of stock options	21	—	37	—	—	37
Issuance of common stock through employee stock purchase plans	827	—	3,907	—	—	3,907
Vesting of restricted stock units	1,830	—	—	—	—	—
Repurchases of common stock	—	—	(7,743)	—	—	(7,743)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(9,141)	—	(27,792)	(36,933)
Change in dividend equivalents payable on restricted stock units	—	—	174	—	—	174
Stock-based compensation	—	—	17,213	—	—	17,213
Change in gains on derivative instruments, net of tax	—	—	—	11	—	11
Foreign currency translation	—	—	—	(1,776)	—	(1,776)
Tax shortfalls from equity awards	—	—	(966)	—	—	(966)
Net income	—	—	—	—	51,730	51,730

Balance at December 31, 2011	89,423	$9	$496,868	$(35,393)	$18,651	$480,135

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$51,730	$53,687	$70,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,360	58,645	59,673
Stock-based compensation	17,213	27,043	40,080
Provision for doubtful accounts receivable	2,808	5,449	6,481
Accretion of discounts and amortization of debt issue costs	1,484	4,446	6,179
Loss on extinguishment of debt	6,078	—	—
Deferred taxes, net	(446)	77	(8,902)
Tax shortfalls from equity awards	(711)	(390)	(2,996)
Excess tax benefits from equity awards	(265)	(1,099)	(584)
Other	(57)	551	474
Changes in operating assets and liabilities:
Accounts receivable, net	3,736	286	(3,073)
Other assets	(3,100)	(871)	9,258
Accounts payable and accrued liabilities	(370)	(82)	(6,496)
Member redemption liability	(2,412)	(890)	(220)
Deferred revenue	(16,322)	(1,969)	(4,475)
Other liabilities	(5,609)	(1,080)	(1,958)

Net cash provided by operating activities	111,117	143,803	163,526

Cash flows from investing activities:
Purchases of property and equipment	(24,552)	(27,269)	(26,196)
Purchases of rights, content and intellectual property	(3,313)	(4,722)	—
Proceeds from sales of investments	403	—	—
Proceeds from sales of assets, net	221	235	36

Net cash used for investing activities	(27,241)	(31,756)	(26,160)

Cash flows from financing activities:
Proceeds from term loans	261,325	—	—
Payments on term loans	(265,950)	(74,819)	(90,119)
Payments for debt issue costs	(778)	—	—
Proceeds from exercises of stock options	37	1,698	546
Proceeds from employee stock purchase plans	3,907	4,440	4,069
Repurchases of common stock	(7,743)	(20,565)	(6,842)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	(37,213)	(36,966)	(36,257)
Excess tax benefits from equity awards	265	1,099	584

Net cash used for financing activities	(46,150)	(125,113)	(128,019)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,885)	(2,179)	1,648
Change in cash and cash equivalents	35,841	(15,245)	10,995
Cash and cash equivalents, beginning of period	100,264	115,509	104,514

Cash and cash equivalents, end of period	$136,105	$100,264	$115,509

Supplemental disclosure of cash flows:
Cash paid for interest	$19,012	$20,273	$29,204
Cash paid for income taxes	$33,498	$43,703	$53,228
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in dividend equivalents payable on restricted stock units	$(174)	$(138)	$207

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. (together with its subsidiaries, "United Online" or the "Company"), through its operating subsidiaries, is a leading provider of consumer products and services over the Internet under a number of brands, including FTD, Interflora, Memory Lane, Classmates, StayFriends, MyPoints, and NetZero. The Company reports its business in three reportable segments: FTD, Content & Media and Communications. The Company's FTD segment provides floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services. The Company's Content & Media segment provides online nostalgia products and services and online loyalty marketing services. The Company's primary Communications service is Internet access. On a combined basis, the Company's web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

        The Company's corporate headquarters are located in Woodland Hills, California, and the Company also maintains offices in Downers Grove, Illinois; Centerbrook, Connecticut; Medford, Oregon; Sleaford, England; Quebec, Canada; Seattle, Washington; Erlangen, Germany; Berlin, Germany; San Francisco, California; Schaumburg, Illinois; Fort Lee, New Jersey; and Hyderabad, India.

Basis of Presentation

        The Company's consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions.

        The most significant areas of the consolidated financial statements that require management judgment include the Company's revenue recognition, goodwill and indefinite-lived intangible assets, definite-lived intangible assets and other long-lived assets, member redemption liability, income taxes, and legal contingencies. The accounting policies for these areas are discussed elsewhere in these consolidated financial statements.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Accounting Policies

        Segments—The Company complies with the reporting requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, Segment Reporting. Management measures and reviews segment performance for internal reporting purposes in accordance with the "management approach" defined in ASC 280. The operating segments identified in Note 2 below are the segments of the Company for which separate financial information is available and for which segment results are regularly reviewed by the Company's chief operating decision maker in deciding how to allocate resources and assess performance. Effective in the first quarter of 2011, the Company modified how it reports segment information to the chief operating decision maker. The Company's segment reporting now separately reports unallocated corporate expenses. Previously, such expenses were fully allocated to the Company's reportable segments. The Company has disclosed revised prior period results to conform to the current year presentation.

        Cash and Cash Equivalents—The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which have a maturity date within ninety days from the date of purchase.

        At December 31, 2011 and 2010, the Company's cash and cash equivalents were maintained primarily with major financial institutions and brokerage firms in the United States ("U.S.") and the United Kingdom ("U.K."). Deposits with these institutions and firms generally exceed the amount of insurance provided on such deposits.

        Accounts Receivable, including Financing Receivables—The Company's accounts receivable are derived primarily from revenues earned from advertising customers and floral network members located in the U.S. and the U.K., and pay accounts. The Company extends credit based upon an evaluation of the customer's financial condition and, generally, collateral is not required. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable and, to date, such losses have been within management's expectations.

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

        The Company has financing receivables related to equipment sales in the FTD segment. The Company records all financing receivables at fair value and amortizes such receivables to stated value. The Company recognizes interest income as earned. The Company assesses credit quality indicators based on whether financing receivables are current or past due. Financing receivables are placed on nonaccrual status, with interest no longer accruing, when a floral network member ceases to be a member. The Company would not expect to resume the accrual of interest income unless the member becomes active again and such member's receivable balance is current. A financing receivable is

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

considered to be impaired when the Company determines that it is probable that it will not be able to collect amounts due under the contractual terms. The Company does not record interest income for impaired receivables. If cash is received, the receivable balance is reduced and related credit allowance adjusted accordingly. Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market.

        Property and Equipment—Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to three years for computer software and equipment, three to seven years for furniture and fixtures, twenty-five to forty years for buildings, and five to forty years for building improvements. Leasehold improvements, which are included in furniture and fixtures, are amortized using the straight-line method over the shorter of the lease term or up to ten years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company's consolidated financial statements with the resulting gain or loss reflected in the Company's consolidated statements of operations. Repairs and maintenance costs are expensed as incurred.

        Derivative Instruments—The Company applies the provisions of ASC 815, Derivatives and Hedging. The Company enters into forward foreign currency exchange contracts to reduce the risk that its net investments in foreign subsidiaries, cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company records derivative instruments in either other current assets or accrued liabilities in the consolidated balance sheets at fair value. The Company records changes in the fair value (i.e., gains or losses) of derivatives as other income, net, or technology and development expenses in the consolidated statements of operations or in accumulated other comprehensive loss in the consolidated balance sheets. The forward foreign currency exchange contracts do not contain any credit risk-related contingent features. The Company's hedging program is not designed for trading or speculative purposes.

        Net Investment Hedges—For derivative instruments that are designated and qualify as a hedge of a net investment, the gain or loss is reported in accumulated other comprehensive loss in the consolidated balance sheets to the extent the hedge is effective, with the related amounts due to or from counterparties included in accrued liabilities or other current assets, respectively. The Company utilizes the forward-rate method of assessing hedge effectiveness. Gains or losses related to any ineffective portions of net investment hedges are recognized in other income, net in the consolidated statements of operations. There was no ineffectiveness related to the Company's foreign currency net investment hedges for the years ended December 31, 2011, 2010 and 2009. The Company presents the cash flows of net investment hedges in cash used for investing activities in the consolidated statements of cash flows.

        Cash Flow Hedges—The Company enters into forward foreign currency exchange contracts designated as cash flow hedges to hedge certain forecasted expense transactions denominated in currencies other than the U.S. Dollar. The Company initially reports the gains or losses related to the effective portion of the hedges as a component of accumulated other comprehensive loss in the consolidated balance sheets and subsequently reclassifies such gains or losses to technology and development expenses when the hedged expenses are recorded. The Company excludes the change in the time value of the forward foreign currency exchange contracts from its assessment of hedge

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

effectiveness. Gains or losses related to the change in time value are immediately recognized in other income, net, along with any additional ineffectiveness. The Company presents the cash flows from cash flow hedges in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items.

        Other Derivatives—Other derivatives not designated as hedging instruments consist of forward foreign currency exchange contracts that the Company uses to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. The Company recognizes realized and unrealized gains and losses on these contracts in other income, net. The Company presents the cash flows of other derivatives in cash used for investing activities in the consolidated statements of cash flows.

        Fair Value of Financial Instruments—ASC 820, Fair Value Measurements and Disclosures, establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). In accordance with ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company will be required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate their carrying amounts because of their short-term nature. Derivative instruments are recognized in the consolidated balance sheets at their fair values based on third-party quotes. Long-term debt is carried at amortized cost. However, the Company is required to estimate the fair value of long-term debt under ASC 825, Disclosures about Fair Value of Financial Instruments. Fair value of long-term debt is estimated based on the discounted cash flow method.

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

        The process of estimating the fair value of indefinite-lived intangible assets is subjective and requires the Company to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, royalty rate, terminal growth rate, and discount rate.

        Goodwill—Testing goodwill for impairment involves a two-step process. However, prior to performing the two-step quantitative goodwill impairment test, the Company has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for selected reporting units. The Company is not required to perform the two-step quantitative goodwill impairment test if it has determined, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its net book value. If the two-step quantitative impairment test is required, the first step of the impairment test involves comparing the estimated fair values of each of our reporting units with their respective net book values, including goodwill. If the estimated fair value of a reporting unit exceeds its net book value, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its net book value, including goodwill, then the carrying amount of the goodwill is compared with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

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

        Member Redemption Liability—Member redemption liability for online loyalty marketing points represents the estimated costs associated with the obligation of MyPoints.com, Inc. ("MyPoints") to redeem outstanding points accumulated by its online loyalty marketing members as well as those points purchased by its advertisers for use in such advertisers' promotional campaigns, less an allowance for points expected to expire prior to redemption. The estimated cost of points is primarily presented in cost of revenues, except for the portion related to member acquisition activities, internal marketing surveys and other non-revenue generating activities, which are presented in sales and marketing expenses. The member redemption liability is recognized when members earn points, less an allowance for points expected to expire, and is reduced when members redeem accumulated points upon reaching required redemption thresholds or when points expire prior to redemption.

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

        Points in active MyPoints accounts do not expire; however, unredeemed points expire after twelve consecutive months of inactivity. For purposes of the member redemption liability, "inactive" means a lack of all of the following: email response; survey completion; profile update; or any point-earning or point-redeeming transaction. The canceling or disabling of inactive MyPoints accounts would have no impact on the Company's consolidated financial statements, as the Company fully considers inactive MyPoints accounts when establishing the member redemption liability, as discussed above.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        Revenue Recognition—The Company applies the provisions of ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, no significant Company obligations remain, and collectibility is reasonably assured.

        FTD Segment Revenue Recognition—Product revenues and the related cost of revenues are recognized when products are delivered to customers. Shipping and service fees charged to customers are recognized at the time the related product revenues are recognized and are included in products revenues. Shipping and delivery costs are included in cost of revenues. FTD's consumer businesses generally recognize revenues on a gross basis because FTD bears the risks and rewards associated with the revenue-generating activities by (i) acting as a principal in the transaction; (ii) establishing prices; (iii) being responsible for fulfillment of the order by the floral network members and third-party suppliers; (iv) taking the risk of loss for collection, delivery and returns; and (v) marketing the products and services.

        FTD also sells computer systems to its floral network members and recognizes revenues in accordance with ASC 985, Software. FTD recognizes revenues on hardware which is sold without software at the time of delivery. For hardware sales that include software, revenues are recognized when delivery, installation and customer acceptance have all occurred.

        Services revenues based on orders sent to floral network members are recognized in the period in which the orders are delivered. Monthly fees, recurring fees and other floral network service-based fees are recognized in the period in which the related service is provided.

        Content & Media Segment and Communications Segment Revenue Recognition—The Company's online nostalgia product revenues are derived from the sale of yearbook copies and related shipping fees. Product revenues from the sale of yearbook copies are recognized when products are delivered to the customer. Shipping fees charged to customers are recognized at the time the related product revenue is recognized and are included in products revenues. Shipping costs are included in cost of revenues.

        Service revenues for the Company's online nostalgia services and for its Communications services are derived primarily from fees charged to pay accounts and are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. The Company's pay accounts generally pay in advance for their services by credit card, and revenues are then recognized ratably over the service period. Advance payments from pay accounts are recorded on the consolidated balance sheets as deferred revenue. The Company offers alternative payment methods to credit cards for certain Communications pay service plans. These alternative payment methods currently include use of automated clearing-house, payment by personal check or money order, or payment through a local telephone company. In circumstances where payment is not received in advance, revenues are only recognized if collectibility is also reasonably assured.

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

users utilizing the partner's Internet search services, amounts generated from display advertisements, and amounts generated from referring members to third-party websites or services. The Company recognizes such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, the Company ensures that a written contract is in place, such as a standard insertion order or a customer-specific agreement. The Company assesses whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of the Company's internally-tracked performance data to the contractual performance obligation and, when available, to third-party or customer-provided performance data.

        Advertising revenues for the Company's online loyalty marketing service consist primarily of fees generated when emails are transmitted to members, when members respond to emails and when members complete online transactions. Each of these activities is a discrete, independent activity, which generally is specified in the sales agreement for each advertising customer. As the earning activities take place, activity measurement data (examples include the number of emails delivered and the number of responses received) is accumulated and the related revenues are recorded.

        Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collectibility is not reasonably assured, revenues are not recognized until collectibility becomes reasonably assured, which is generally upon receipt of cash.

        Cost of Revenues—Cost of revenues primarily includes product costs; shipping and delivery costs; costs associated with taking orders; printing and postage costs; costs related to FTD's product quality guarantee; systems installation, training and support costs; costs of points earned by members of the Company's online loyalty marketing service; telecommunications and data center costs; depreciation of network computers and equipment; license fees; costs related to providing customer support; costs related to customer billing and billing support for the Company's pay accounts and floral network members; fees associated with the storage and processing of customer credit cards and associated bank fees; domain name registration fees; and personnel- and overhead-related costs associated with operating the Company's networks and data centers.

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

expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expenses for the years ended December 31, 2011, 2010 and 2009 were $96.7 million, $96.9 million and $120.0 million, respectively. At December 31, 2011 and 2010, $1.5 million and $1.9 million, respectively, of prepaid advertising and promotion expenses were included in other current assets in the consolidated balance sheets.

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

        Software Development Costs—The Company accounts for costs incurred to develop software for internal use in accordance with ASC 350, which requires such costs be capitalized and amortized over the estimated useful life of the software. The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company capitalized costs associated with internal-use software totaling $12.8 million and $9.2 million in the years ended December 31, 2011 and 2010, respectively, which are being depreciated on a straight-line basis over each project's estimated useful life, which is generally three years. Capitalized internal-use software is included in the computer software and equipment category within property and equipment, net, in the consolidated balance sheets.

        Software to be Sold, Leased or Marketed—The Company follows the provisions of ASC 985, which requires that all costs relating to the purchase or internal development and production of computer software products to be sold, leased or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible computer software costs incurred once technological feasibility is established. The Company amortizes these costs using either the straight-line method over a period of three to five years or the revenue method prescribed by ASC 985. At December 31, 2011 and 2010, the net book value of capitalized computer software costs related to the internal development and production of computer software to be sold, leased or otherwise marketed was $6.6 million and $9.5 million, respectively. During the years ended December 31, 2011, 2010 and 2009, the Company amortized and recognized the associated depreciation expense of $10.9 million, $7.1 million and $3.7 million, respectively, related to these capitalized computer software costs.

        General and Administrative—General and administrative expenses, which include unallocated corporate expenses, consist of personnel-related expenses for executive, finance, legal, human resources, facilities, internal audit, investor relations, internal customer support personnel, and personnel

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

associated with operating our corporate network systems. In addition, general and administrative expenses include, among other costs, professional fees for legal, accounting and financial services; insurance; occupancy and other overhead-related costs; office relocation costs; non-income taxes; gains and losses on sales of assets; and reserves or expenses incurred as a result of settlements, judgments, fines, penalties, assessments, or other resolutions related to litigation, arbitration, investigations, disputes, or similar matters. General and administrative expenses also include expenses resulting from actual or potential transactions such as business combinations, mergers, acquisitions, and financing transactions, including expenses for advisors and representatives such as investment bankers, consultants, attorneys, and accounting firms.

        Restructuring and Other Exit Costs—Restructuring and other exit costs consist of costs associated with the realignment and reorganization of the Company's operations and other employee termination events. Restructuring and other exit costs include employee termination costs, facility closure and relocation costs, and contract termination costs. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12-month period. The Company records restructuring and other exit costs liabilities in accrued liabilities in the consolidated balance sheets.

        Stock-Based Compensation—The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including restricted stock units, stock awards, stock options, and employee stock purchases. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The Company values its restricted stock units based on the grant-date closing price of the Company's common stock. The Company uses the Black-Scholes option-pricing model for valuing stock options. The Company's assumptions about stock price volatility are based on historical volatility for periods approximating the expected life of options granted. The expected term was estimated using the simplified method because the Company does not have adequate historical data to estimate expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on a straight-line basis in the Company's consolidated statements of operations. ASC 718 also requires forfeitures to be estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. The Company uses the "with and without" approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from share-based payment awards in additional paid-in capital in the consolidated balance sheets if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company accounts for the indirect effects of share-based payment awards on other tax attributes in the consolidated statements of operations.

        Comprehensive Income—The Company follows the provisions of ASC 220, Comprehensive Income, which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. For the Company, comprehensive income primarily consists of its reported net income, changes in unrealized gains or losses on derivatives, net of tax, and foreign currency translation.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        Foreign Currency Translation—The Company accounts for foreign currency translation in accordance with ASC 830, Foreign Currency Matters. The functional currency of each of the Company's international subsidiaries is its respective local currency. The financial statements of these subsidiaries are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders' equity in the consolidated balance sheets.

        Income Taxes—The Company applies the provisions of ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In evaluating the Company's ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In accordance with ASC 740, the Company recognizes, in its consolidated financial statements, the impact of the Company's tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions. The Company recognizes interest and penalties for uncertain tax positions in income tax expense.

        Earnings Per Share—The Company computes earnings per share in accordance with ASC 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Certain of the Company's restricted stock units are considered participating securities because they contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest.

        Legal Contingencies—The Company is currently involved in certain legal proceedings and investigations. The Company records liabilities related to pending matters when an unfavorable outcome is deemed probable and management can reasonably estimate the amount or range of loss. As additional information becomes available, the Company continually assesses the potential liability related to such pending matter.

        Operating Leases—The Company leases office space, data centers, vehicles, and certain office equipment under operating lease agreements with original lease periods of up to ten years. Certain of the lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Recent Accounting Pronouncements

        Comprehensive Income—In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, Presentation of Comprehensive Income, as codified in ASC 220. The amendments in this update require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Additionally, the amendments in this update require that reclassification adjustments from other comprehensive income to net income be shown on the face of the statement of comprehensive income. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this update to have a material impact on its consolidated financial statements. Additionally, in December 2011, FASB issued ASU No. 2011-12, Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05, as codified in ASC 220. The amendments in this update supersede certain paragraphs in ASU No. 2011-05 to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments in this update are effective at the same time as the amendments in Update 2011-05 so that entities will not be required to comply with the presentation requirements in Update 2011-05 that this Update is deferring. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this update to have a material impact on its consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Year Ended December 31, 2011
	FTD	Content & Media	Communications	Total
Products	$471,885	$864	$—	$472,749
Services	115,342	123,992	100,770	340,104
Advertising	22	60,619	25,762	86,403

Total segment revenues	$587,249	$185,475	$126,532	$899,256

Segment income from operations	$78,660	$43,450	$61,196	$183,306

	Year Ended December 31, 2010
	FTD	Content & Media	Communications	Total
Products	$434,035	$—	$—	$434,035
Services	119,641	134,055	135,342	389,038
Advertising	900	67,589	31,811	100,300

Total segment revenues	$554,576	$201,644	$167,153	$923,373

Segment income from operations	$70,198	$56,618	$77,092	$203,908

	Year Ended December 31, 2009
	FTD	Content & Media	Communications	Total
Products	$414,127	$—	$—	$414,127
Services	125,430	151,902	175,207	452,539
Advertising	6,288	84,120	36,026	126,434

Total segment revenues	$545,845	$236,022	$211,233	$993,100

Segment income from operations	$87,403	$69,090	$83,812	$240,305

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Segment revenues:
FTD	$587,249	$554,576	$545,845
Content & Media	185,475	201,644	236,022
Communications	126,532	167,153	211,233

Total segment revenues	899,256	923,373	993,100
Intersegment eliminations	(1,571)	(2,820)	(2,968)

Consolidated revenues	$897,685	$920,553	$990,132

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Segment operating expenses:
FTD	$508,589	$484,378	$458,442
Content & Media	142,025	145,026	166,932
Communications	65,336	90,061	127,421

Total segment operating expenses	715,950	719,465	752,795
Depreciation	25,854	26,412	24,829
Amortization of intangible assets	31,506	32,233	34,844
Unallocated corporate expenses	31,644	32,573	34,639
Intersegment eliminations	(1,571)	(2,820)	(2,968)

Consolidated operating expenses	$803,383	$807,863	$844,139

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Segment income from operations:
FTD	$78,660	$70,198	$87,403
Content & Media	43,450	56,618	69,090
Communications	61,196	77,092	83,812

Total segment income from operations	183,306	203,908	240,305
Depreciation	(25,854)	(26,412)	(24,829)
Amortization of intangible assets	(31,506)	(32,233)	(34,844)
Unallocated corporate expenses	(31,644)	(32,573)	(34,639)

Consolidated operating income	$94,302	$112,690	$145,993

        International revenues are generated by the Company's operations in Europe. International revenues totaled $194.6 million, $180.0 million and $171.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	December 31,
	2011	2010	2009
United States	$65,291	$68,222	$71,280
Europe	10,021	8,997	9,204

Total long-lived assets	$75,312	$77,219	$80,484

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, pursuant to ASC 280, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Financing Receivables

        Credit quality of financing receivables was as follows (in thousands):

	December 31,
	2011	2010
Current	$13,598	$16,625
Past due	3,725	3,705

Total	$17,323	$20,330

        A significant majority of the past due financing receivables at December 31, 2011 and 2010 were 120 days or more past due. Financing receivables on nonaccrual status at December 31, 2011 and 2010 totaled $3.8 million and $4.0 million, respectively.

        The changes in allowance for credit losses related to financing receivables for the year ended December 31, 2011 were as follows (in thousands):

Balance at January 1, 2011	$3,597
Current period provision	670
Write-offs charged against allowance	(612)

Balance at December 31, 2011	$3,655

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Other Current Assets

        Other current assets consisted of the following (in thousands):

	December 31,
	2011	2010
Prepaid expenses	$11,334	$9,185
Income taxes receivable	5,704	3,962
Floral-related inventories	5,347	5,321
Gift cards related to member redemption liability	3,231	2,973
Prepaid floral catalog expenses	1,528	1,305
Prepaid advertising and promotion expense	1,487	1,855
Prepaid insurance	1,247	1,248
Other	3,019	2,645

Total	$32,897	$28,494

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Computer software and equipment	$166,269	$165,178
Land and buildings	17,409	17,478
Furniture and fixtures	15,530	14,296

	199,208	196,952
Less: accumulated depreciation and amortization	(136,748)	(133,059)

Total	$62,460	$63,893

        Depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2011, 2010 and 2009 was $25.9 million, $26.4 million and $24.8 million, respectively.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Employee compensation and related expenses	$26,621	$23,411
Non-income taxes payable	4,932	5,527
Reserves for pending legal settlements	4,830	2,161
Income taxes payable	4,366	5,987
Accrued restructuring and other exit costs	4,151	1,458
Customer deposits	2,004	2,608
Other	7,946	7,729

Total	$54,850	$48,881

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the years ended December 31, 2010 and 2011 were as follows (in thousands):

	FTD	Content & Media	Communications	Total
Balance at January 1, 2010:
Goodwill (excluding impairment charges)	$445,931	$124,731	$13,227	$583,889
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at January 1, 2010	331,931	124,731	7,489	464,151
Foreign currency translation	(4,729)	(13)	—	(4,742)

Balance at December 31, 2010:
Goodwill (excluding impairment charges)	441,202	124,718	13,227	579,147
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at December 31, 2010	327,202	124,718	7,489	459,409
Foreign currency translation	(585)	(6)	—	(591)

Balance at December 31, 2011:
Goodwill (excluding impairment charges)	440,617	124,712	13,227	578,556
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at December 31, 2011	$326,617	$124,712	$7,489	$458,818

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	December 31, 2011
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,854	$(93,613)	$7,241
Customer contracts and relationships	111,831	(67,199)	44,632
Trademarks and trade names	182,270	(20,230)	162,040
Software and technology	46,483	(32,768)	13,715
Rights, content and intellectual property	10,999	(4,166)	6,833

Total	$452,437	$(217,976)	$234,461

	December 31, 2010
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,873	$(91,278)	$9,595
Customer contracts and relationships	111,913	(50,273)	61,640
Trademarks and trade names	182,463	(17,603)	164,860
Software and technology	46,513	(24,527)	21,986
Rights, content and intellectual property	7,735	(3,041)	4,694

Total	$449,497	$(186,722)	$262,775

        The Company's acquired trademarks and trade names relate to the acquisition by the Company of FTD in August 2008 are indefinite-lived and, accordingly, there is no associated amortization expense or accumulated amortization. At December 31, 2011 and 2010, the FTD trademarks and trade names after impairment and foreign currency translation adjustments totaled $156.5 million and $156.7 million, respectively.

        Amortization expense related to intangible assets for the years ended December 31, 2011, 2010 and 2009 was $31.5 million, $32.2 million and $34.8 million, respectively.

        Estimated future intangible asset amortization expense at December 31, 2011 was as follows (in thousands):

		Year Ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
Estimated amortization of intangible assets	$77,978	$30,703	$27,824	$15,687	$1,587	$1,150	$1,027

5. LONG-TERM DEBT

UOL Credit Agreement

        In connection with the acquisition by the Company of FTD Group, Inc. in August 2008, United Online, Inc. entered into a $60 million senior secured credit agreement with Silicon Valley Bank (the

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT (Continued)

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

        The obligations under the Credit Agreement are guaranteed by the parent of FTD Group, Inc., UNOL Intermediate, Inc. ("Holdings"), and certain of the wholly-owned domestic subsidiaries of FTD Group, Inc. (the "Subsidiary Guarantors"). In addition, the obligations under the Credit Agreement are secured by a lien on substantially all of the assets of FTD Group, Inc., Holdings and the Subsidiary Guarantors (collectively, the "Loan Parties"), including a pledge of all (except with respect to foreign subsidiaries, in which case such pledges are limited to 66%) of the outstanding capital stock of certain direct subsidiaries of the Loan Parties.

        The interest rates on both the Term Loan and the Revolving Credit Facility are either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the Term Loan and step downs in the LIBOR margin on the Revolving Credit Facility depending on FTD's net leverage ratio). In addition, there is a commitment fee equal to 0.50% per annum (with step-downs in the commitment fee depending on FTD's net leverage ratio) on the unused portion of the Revolving Credit Facility. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that require, among other things, FTD to maintain compliance with a maximum net leverage ratio and a minimum fixed-charge coverage ratio, and impose restrictions and limitations on, among other things, capital expenditures, investments, dividends, asset sales, and incurrence of additional debt or liens by Holdings, FTD Group, Inc. and their subsidiaries. The Credit Agreement also provides for an additional $100 million in borrowing, subject to certain conditions, including compliance with covenants and approval by the lender group.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT (Continued)

        The refinancing of the Credit Facilities was accounted for in accordance with ASC 470, Debt. A significant portion of the debt under the 2008 Credit Agreement was considered to be extinguished, and the Company recorded a $6.1 million loss on extinguishment of debt in connection with the refinancing, which was recorded in interest expense for the year ended December 31, 2011.

        The changes in the Company's debt balances, net of discounts, for the year ended December 31, 2011 under the Credit Agreement were as follows (in thousands):

	Balance at January 1, 2011	Draw Down of Debt	Repayments of Debt	Discounts	Accretion of Discounts	Balance at December 31, 2011
Credit Agreement, Term Loan	$—	$265,000	$(1,325)	$(2,780)	$229	$261,124
Credit Agreement, Revolving Credit Facility	—	—	—	—	—	—

Total	$—	$265,000	$(1,325)	$(2,780)	$229	$261,124

        Future minimum principal payments based upon scheduled mandatory debt payments under the Credit Agreement, excluding required repayments based on excess cash flows, were as follows at December 31, 2011 (in thousands):

		Year Ending December 31,
	Total Gross Debt
		2012	2013	2014	2015	2016	Thereafter
Credit Agreement, term loan	$263,675	$2,650	$2,650	$2,650	$2,650	$2,650	$250,425

        At December 31, 2011, the borrowing capacity under the Revolving Credit Facility, which was reduced by $1.3 million in outstanding letters of credit, was $48.7 million.

        Commencing in April 2013 for fiscal year 2012, subject to certain exceptions, FTD Group, Inc. will be required to make annual repayments of a portion of the Term Loan based on excess cash flow as defined in the Credit Agreement.

        Under the terms of the Credit Agreement, FTD Group, Inc. is generally restricted from transferring funds to United Online, Inc., with certain exceptions including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations) which may be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the Credit Agreement are satisfied. These restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group Inc. and its subsidiaries totaling $262.1 million and $256.4 million at December 31, 2011 and 2010, respectively, which exceeded 25% of the consolidated net assets of United Online, Inc. and its subsidiaries. FTD Group, Inc. was in compliance with all covenants under the Credit Agreement at December 31, 2011.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE INSTRUMENTS

The fair and notional values of outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
		December 31,		December 31,
	Balance Sheet Location
		2011	2010	2011	2010
Derivative Assets:
Derivatives designated as net investment hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$63	$—	$1,860	$—
Derivatives not designated as hedging instruments:
Forward foreign currency exchange contracts	Other current assets	$309	$—	$4,209	$—
Derivative Liabilities:
Derivatives designated as cash flow hedging instruments:
Forward foreign currency exchange contracts	Accrued liabilities	$(240)	$—	$5,228	$—

        The effect of derivatives designated as net investment hedging instruments on accumulated other comprehensive loss was as follows (in thousands):

	Change in Gains Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Year Ended December 31,
Derivatives Designated as Net Investment Hedging Instruments	2011	2010	2009
Forward foreign currency exchange contracts	$207	$—	$—

        The effect of derivatives designated as cash flow hedging instruments on accumulated other comprehensive loss, other income, net, and technology and development expenses was as follows (in thousands):

	Change in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Year Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	2011	2010	2009
Forward foreign currency exchange contracts	$(188)	$—	$—

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE INSTRUMENTS (Continued)

		Losses Recognized in Earnings on Derivatives (Amount Excluded from Effectiveness Testing)
		Year Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	Location	2011	2010	2009
Forward foreign currency exchange contracts	Other income, net	$(52)	$—	$—

		Losses Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
		Year Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	Location	2011	2010	2009
Forward foreign currency exchange contracts	Technology and development expenses	$—	$—	$—

        At December 31, 2011, the effective portion of our cash flow hedging instruments before tax effect was $(0.2) million, all of which is expected to be reclassified from accumulated other comprehensive loss to technology and development expenses within the next 12 months.

        The effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

		Gains Recognized in Earnings on Derivatives
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location	2011	2010	2009
Forward foreign currency exchange contracts	Other income, net	$654	$—	$—

7. FAIR VALUE MEASUREMENTS

        The following table presents information about assets at December 31, 2011 that were required to be measured at fair value on a recurring basis (in thousands):

Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value
Money market funds	$89,770	$89,770	$—
Derivative assets	372	—	372
Derivative liabilities	(240)	—	(240)

	$89,902	$89,770	$132

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents information about assets at December 31, 2010 that were required to be measured at fair value on a recurring basis (in thousands):

Description	Total Fair Value	Level 1 Fair Value
Money market funds	$67,150	$67,150

        The Company estimated the fair value of its long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimate of its credit rating. The Company estimated its credit rating as BB+/BB- for the long-term debt associated with the Credit Agreement, resulting in a discount rate of 6%. The table below summarizes the fair value estimates for long-term debt, net of discounts, including the current portion, at December 31, 2011, as defined by ASC 825 (in thousands):

	Carrying Amount	Estimated Fair Value
Long-term debt, net of discounts, including current portion	$261,124	$256,174

8. STOCKHOLDERS' EQUITY

Stockholder Rights Plan

        On November 15, 2001, United Online, Inc.'s Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock of United Online, Inc. (the "common stock"). The dividend was paid on November 26, 2001 to the stockholders of record at the close of business on that date. Each right entitled the registered holder to purchase from United Online, Inc. one unit consisting of one one-thousandth of a share of its Series A junior participating preferred stock at a price of $25 per unit. On April 29, 2003, the Board of Directors voted to amend the purchase price per unit from $25 to $140. The rights generally were exercisable only if a person or group acquired beneficial ownership of 15% or more of the common stock or announced a tender or exchange offer which would result in a person or group owning 15% or more of the common stock. United Online, Inc. generally would have been entitled to redeem the rights at $0.0007 per right at any time until 10 days after a public announcement that a 15% position in the common stock had been acquired or that a tender or exchange offer which would result in a person or group owning 15% or more of the common stock had commenced. In February 2011, the Board of Directors voted to accelerate the expiration date of the stockholder rights plan described above to February 28, 2011. Accordingly, on February 28, 2011, such stockholder rights plan expired.

Preferred Stock

        United Online, Inc. has 5.0 million shares of preferred stock authorized with a par value of $0.0001. At December 31, 2011 and 2010, United Online, Inc. had no preferred shares issued or outstanding.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows United Online, Inc. to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, United Online, Inc. had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. There were no repurchases under the Program in the year ended December 31, 2011 and, at December 31, 2011, the authorization remaining under the Program was $80.0 million.

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay applicable required employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units or issuance of stock awards, the Company currently does not collect the applicable required employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the years ended December 31, 2011, 2010 and 2009 were $7.7 million, $9.6 million and $6.8 million, respectively, for which the Company withheld 1.2 million, 1.6 million and 1.1 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued. For information regarding the common stock repurchases consummated during the year ended December 31, 2011, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," which appears elsewhere in this Annual Report on Form 10-K.

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

        In January, April, July, and October 2011, the Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 28, May 31, August 31, and November 30, 2011 and totaled $9.4 million, $9.3 million, $9.3 million, and $9.3 million, respectively, including dividend equivalents paid on nonvested restricted stock units.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

        In January 2012, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is February 14, 2012 and the dividend will be paid on February 29, 2012.

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

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss was as follows (in thousands):

	Change in gains on derivative instruments, net of tax		Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at January 1, 2009	$		$(47,019)	$(47,019)
Current period change		—	20,056	20,056

Balance at December 31, 2009		—	(26,963)	(26,963)
Current period change		—	(6,665)	(6,665)

Balance at December 31, 2010		—	(33,628)	(33,628)
Current period change		11	(1,776)	(1,765)

Balance at December 31, 2011		$11	$(35,404)	$(35,393)

9. STOCK-BASED COMPENSATION PLANS

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

        Upon the exercise of a stock option award, the vesting of a restricted stock unit or the award of common stock or restricted stock, shares of common stock are issued from authorized but unissued shares. Pursuant to the Plan, each restricted stock unit and stock award granted decreases shares

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION PLANS (Continued)

available for grant by 2.5 shares and cancellations of such shares increase the shares available for grant by 2.5 shares.

        At December 31, 2011, there were 19.7 million aggregate shares reserved for issuance and 13.6 million shares available for grant under the Plan.

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the consolidated statements of operations for each of the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Operating expenses:
Cost of revenues-products	$46	$41	$43
Cost of revenues-services	354	502	943
Sales and marketing	2,329	3,957	5,472
Technology and development	2,159	3,109	4,856
General and administrative	12,325	19,434	28,766

Total stock-based compensation	$17,213	$27,043	$40,080

Tax benefit recognized	$4,172	$5,262	$7,890

Restricted Stock Units

        The following table summarizes activity for restricted stock units for the year ended December 31, 2011:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at January 1, 2011	5,537	$8.13
Granted	1,810	$6.93
Vested	(3,012)	$9.55
Canceled	(946)	$6.73

Nonvested at December 31, 2011	3,389	$6.60

        The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2011, 2010 and 2009 was $6.93, $6.08 and $6.09, respectively. The fair value of restricted stock units that vested during the years ended December 31, 2011, 2010 and 2009 was $19.8 million, $24.7 million and $18.5 million, respectively. At December 31, 2011, the intrinsic value of nonvested restricted stock units was $18.4 million. At December 31, 2011, nonvested restricted stock units expected to vest totaled 3.1 million with an intrinsic value totaling $16.7 million. At December 31, 2011, total unrecognized compensation cost related to nonvested restricted stock units, net of expected

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION PLANS (Continued)

forfeitures, was $15.5 million and was expected to be recognized over a weighted-average period of 1.2 years.

Recent Awards

        On February 23, 2012, the Compensation Committee of the Board of Directors of United Online, Inc. approved restricted stock unit grants to certain executive officers totaling 0.4 million shares, which will be made and effective February 29, 2012, provided the executive officer remains an employee of the Company through such date. The restricted stock units will vest as to one-third of the total number of units awarded annually over a three-year period beginning February 15, 2012.

        On February 27, 2012, the Secondary Compensation Committee of the Board of Directors of United Online, Inc. approved restricted stock unit grants to certain non-executive officer employees totaling 1.3 million shares, which will be made and effective February 29, 2012, provided the employee remains an employee of the Company through such date. The restricted stock units will vest as to one-quarter of the total number of units awarded annually over a four-year period beginning February 15, 2012.

Stock Options

        The following table summarizes stock option activity for the year ended December 31, 2011:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 1, 2011	1,714	$8.82
Granted	2,375	$7.05
Exercised	(21)	$1.78
Canceled	(252)	$9.94

Outstanding at December 31, 2011	3,816	$7.68	5.8	$12

Exercisable at December 31, 2011	1,641	$8.52	1.3	$12

Expected to vest at December 31, 2011	2,126	$7.05	9.1	$—

        The weighted-average grant date fair value of stock options granted during the year ended December 31, 2011 was $1.96. The Company did not grant any stock options during the years ended December 31, 2010 and 2009. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.1 million, $2.0 million, and $0.3 million, respectively. Cash received from the exercise of stock options was $38,000, $1.7 million and $0.5 million, respectively, for the years ended December 31, 2011, 2010 and 2009. Tax benefits realized from stock options exercised in the years ended December 31, 2011, 2010 and 2009 were $19,000, $0.8 million and $0.1 million, respectively. At December 31, 2011, total unrecognized compensation cost related to nonvested stock options, net of expected forfeitures, was $3.0 million and was expected to be recognized over a weighted-average period of 1.1 years.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION PLANS (Continued)

        The fair value of stock options granted during the year ended December 31, 2011 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.69%
Expected term (in years)	6.0
Dividend yield	5.7%
Volatility	47.0%

Recent Awards

        On February 23, 2012, the Compensation Committee of the Board of Directors of United Online, Inc. approved stock option grants to certain executive officers totaling 0.6 million shares, which will be made and effective February 29, 2012, provided the executive officer remains an employee of the Company through such date. Each stock option entitles the recipient to receive one share of common stock upon exercise of the vested award and payment of the exercise price. The stock options will vest as to one-third of the total number of options awarded annually over a three-year period beginning February 15, 2012.

Employee Stock Purchase Plans

        In 2010, the Company adopted the 2010 Employee Stock Purchase Plan to replace the 2001 Employee Stock Purchase Plan. The 2010 Employee Stock Purchase Plan had 4.5 million shares of the common stock reserved and 4.1 million shares available for issuance at December 31, 2011. The 2001 Employee Stock Purchase Plan expired in 2011 following the completion of the final purchase thereunder.

        Under the employee stock purchase plans, each eligible employee may authorize payroll deductions of up to 15% of his or her compensation to purchase shares of common stock on two purchase dates each year at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of the common stock on the employee's entry date into the two-year offering period in which the purchase date occurs or (ii) the closing market price per share of the common stock on the purchase date. Each offering period has a 24-month duration and purchase intervals of six months.

        The fair value of employee stock purchase plan shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.4%	0.7%	0.8%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Dividend yield	6.7%	7.3%	6.9%
Volatility	46.6%	57.6%	58.5%

        The assumptions presented in the table above represent the weighted average of the applicable assumptions used to value employee stock purchase plan shares. The Company calculates expected volatility based on historical volatility of the common stock. The expected term represents the amount

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION PLANS (Continued)

of time remaining in the 24-month offering period. The risk-free interest rate assumed in valuing the employee stock purchase plan shares is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the closing market price of the common stock at the date of grant.

        For the years ended December 31, 2011, 2010 and 2009, the Company recognized $1.2 million, $1.4 million and $2.8 million, respectively, of stock-based compensation related to the employee stock purchase plans. At December 31, 2011, total unrecognized compensation cost related to the employee stock purchase plan was $2.2 million and was expected to be recognized over a weighted-average period of 0.7 years.

10. INCOME TAXES

        Income before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$43,718	$63,059	$94,973
Foreign	31,688	26,856	23,256

Income before income taxes	$75,406	$89,915	$118,229

        The provision for income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$17,635	$25,144	$41,987
State	(4,536)	2,743	6,617
Foreign	6,637	8,264	8,442

	19,736	36,151	57,046

Deferred:
Federal	1,192	2,530	(5,822)
State	3,805	(981)	(1,533)
Foreign	(1,057)	(1,472)	(1,547)

	3,940	77	(8,902)

Provision for income taxes	$23,676	$36,228	$48,144

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        The provision for income taxes reconciled to the amount computed by applying the statutory federal rate to income before taxes as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Federal taxes at statutory rate of 35%	$26,392	$31,470	$41,380
State taxes, net	1,662	2,846	3,493
Nondeductible executive compensation	1,992	3,873	6,377
Effects of foreign income	(3,300)	(3,321)	(2,706)
Foreign distribution	9,890	9,636	8,127
Foreign tax credit	(7,869)	(6,807)	(5,871)
Changes in uncertain tax positions	(3,732)	(1,448)	(2,669)
Other differences, net	(1,359)	(21)	13

Provision for income taxes	$23,676	$36,228	$48,144

        The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss and foreign tax credit carryforwards	$51,046	$54,051
Stock-based compensation	3,212	3,156
Other, net	13,781	11,153

Total gross deferred tax assets	68,039	68,360
Less: valuation allowance	(8,777)	(7,510)

Total deferred tax assets after valuation allowance	59,262	60,850

Deferred tax liabilities:
Amortization of acquired intangible assets	(76,069)	(84,039)
Depreciation and amortization	(11,704)	(5,288)

Total deferred tax liabilities	(87,773)	(89,327)

Net deferred tax liabilities	$(28,511)	$(28,477)

	December 31,
	2011	2010
Current deferred tax assets, net	$15,587	$14,200
Non-current deferred tax liabilities, net	(44,098)	(42,677)

Net deferred tax liabilities	$(28,511)	$(28,477)

        The Company had a valuation allowance of $8.8 million and $7.5 million at December 31, 2011 and 2010, respectively, to reduce deferred tax assets to an amount that is more likely than not to be realized in future periods. The valuation allowance relates primarily to net operating losses and foreign tax credits.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        At December 31, 2011 and 2010, the Company had gross unrecognized tax benefits of $4.3 million and $8.5 million, respectively, all of which, if recognized, would have an impact on the Company's effective income tax rate. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$8,530	$9,729	$11,807
Additions for current year tax positions	965	743	—
Additions for prior year tax positions	527	475	1,276
Reductions related to settlements with taxing authorities	(5,387)	—	—
Reductions due to lapse in statute of limitations	(343)	(2,417)	(3,354)

Ending balance	$4,292	$8,530	$9,729

        The reductions in gross unrecognized tax benefits in the current year relate primarily to the settlement of a state income tax audit.

        The Company files income tax returns in the U.S., various state and local jurisdictions, the U.K., Germany, and certain other foreign jurisdictions. The Company is currently under audit by the Internal Revenue Service ("IRS") and certain state and local tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. Tax years prior to 2008 are generally not subject to examination by the IRS except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. With few exceptions, the Company is not subject to state or local examinations for years prior to 2006. The Company is generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. While the Company does not expect material changes, it is possible that the amount of unrecognized benefit with respect to its uncertain tax positions could significantly increase or decrease within the next 12 months related to the Company's ongoing audits. At this time, the Company is unable to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective income tax rate related to such positions.

        The Company had $1.4 million and $3.2 million accrued for interest and penalties relating to uncertain tax positions at December 31, 2011 and 2010, respectively, all of which is included in income taxes payable. The Company recognized net interest and penalties totaling $0.5 million, $0.1 million and $(0.7) million for the years ended December 31, 2011, 2010 and 2009, respectively.

        At December 31, 2011, U.S. income taxes have not been provided on $4.7 million of undistributable earnings of the Company's India subsidiary because such earnings have been permanently reinvested in foreign operations. The determination of taxes associated with the

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

undistributed earnings is not practicable. The Company provided for U.S. income taxes on the earnings of its U.K. and German subsidiaries.

        For the years ended December 31, 2011, 2010 and 2009, income tax shortfalls, net, attributable to equity-based compensation that were allocated to stockholders' equity totaled $1.0 million, $1.0 million and $3.0 million, respectively.

        At December 31, 2011, the Company had federal, state and foreign net operating loss carryforwards of $112.5 million, $43.2 million and $7.1 million, respectively. The federal net operating loss carryforwards will begin to expire in 2018, the state net operating loss carryforwards began expiring in 2009 and the foreign net operating loss carryforwards have an indefinite life. These carryforwards have been adjusted to reflect the Company's estimate of limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

11. NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income	$51,730	$53,687	$70,085
Income allocated to participating securities	(1,993)	(3,233)	(4,647)

Net income attributable to common stockholders	$49,737	$50,454	$65,438

Denominator:
Weighted-average common shares	88,478	86,429	83,698

Add: Dilutive effect of non-participating securities	153	633	688

Shares used to calculate diluted net income per common share	88,631	87,062	84,386

Basic net income per common share	$0.56	$0.58	$0.78

Diluted net income per common share	$0.56	$0.58	$0.78

        The diluted net income per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the years ended December 31, 2011, 2010 and 2009 were 4.4 million, 2.5 million and 5.2 million, respectively.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Facility Closure and Relocation Costs	Contract Termination Costs	Total
Accrued restructuring and other exit costs at January 1, 2009	$—	$—	$—	$—
Restructuring and other exit costs	3,494	—	—	3,494
Cash paid for restructuring and other exit costs	(3,330)	—	—	(3,330)

Accrued restructuring and other exit costs at December 31, 2009	164	—	—	164

Restructuring and other exit costs	1,617	898	300	2,815
Cash paid for restructuring and other exit costs	(628)	(630)	(285)	(1,543)
Other	(71)	108	(15)	22

Accrued restructuring and other exit costs at December 31, 2010	1,082	376	—	1,458

Restructuring and other exit costs	5,460	56	161	5,677
Cash paid for restructuring and other exit costs	(2,391)	(418)	(114)	(2,923)
Other	—	(14)	(47)	(61)

Accrued restructuring and other exit costs at December 31, 2011	$4,151	$—	$—	$4,151

        In the year ended December 31, 2009, the Company recorded $2.1 million and $1.4 million of restructuring and other exit costs related to employee terminations in the Content & Media and Communications segments, respectively.

        In the year ended December 31, 2010, the Company recorded $1.6 million of restructuring and other exit costs related to the closure of certain call center facilities in the FTD segment, including employee termination costs, facility closure and relocation costs, and contract termination costs. Additionally, in the year ended December 31, 2010, the Company recorded $1.3 million of restructuring and other exit costs related to employee terminations in the Communications segment.

        In the year ended December 31, 2011, the Company recorded $1.6 million, $1.2 million and $0.9 million of restructuring and other exit costs related to employee terminations in the Content & Media, Communications and FTD segments, respectively, as well as $1.8 million of restructuring and other exit costs related to the departure of the Company's former chief financial officer. In addition, the Company recorded $0.2 million of restructuring and other exit costs related to contract termination and facility closure costs in the Communications segment.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES

Leases

        Future minimum lease payments at December 31, 2011 under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

		Year Ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
Operating leases	$35,988	$12,533	$9,946	$6,259	$2,191	$2,113	$2,946

        The Company leases certain of its facilities, vehicles and operating equipment under operating leases expiring at various periods through 2018. Certain of the Company's operating leases include rent holidays as well as escalation clauses. The Company records rent expense on a straight-line basis over the lease term. Rent expense under operating leases for the years ended December 31, 2011, 2010 and 2009 was $15.2 million, $16.7 million and $11.1 million, respectively.

Letters of Credit

        Letters of credit are maintained pursuant to certain of the Company's lease arrangements. The letters of credit remain in effect, generally, at declining levels through the terms of the related leases. In addition, standby letters of credit are maintained by FTD to secure credit card processing activity. Certificates of deposit totaling $0.3 million and $0.5 million at December 31, 2011 and 2010, respectively, were maintained by the Company in connection with certain of these letters of credit and were included in other current assets and other assets in the consolidated balance sheets. Commitments under letters of credit at December 31, 2011 were scheduled to expire as follows (in thousands):

		Year Ending December 31,
	Total	2012	2013
Letters of credit	$1,604	$1,588	$16

Debt Obligations

        Debt obligations, including interest, at December 31, 2011 were as follows:

		Year Ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
Debt, including interest	$353,415	$15,406	$15,280	$15,244	$16,360	$17,641	$273,484

Other Long-Term Liabilities

        Other long-term liabilities at December 31, 2011 were as follows:

		Year Ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
Other long-term liabilities	$2,979	$227	$1,992	$96	$96	$94	$474

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Other Commitments

        In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, sureties and insurance companies, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities, including those arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

        It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Legal Contingencies

        In April 2001 and in May 2001, lawsuits were filed in the United States District Court for the Southern District of New York against NetZero, Inc. ("NetZero"), certain officers and directors of NetZero and the underwriters of NetZero's initial public offering, Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc. and Salomon Smith Barney, Inc. A consolidated amended complaint was filed in April 2002. The complaint alleged that the prospectus through which NetZero conducted its initial public offering in September 1999 was materially false and misleading because it failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of NetZero shares issued in connection with the offering; and (ii) the underwriters had entered into agreements with customers whereby the underwriters agreed to allocate NetZero shares to those customers in the offering in exchange for which the customers agreed to purchase additional NetZero shares in the aftermarket at pre-determined prices. Plaintiffs sought injunctive relief and damages. The case against NetZero was coordinated with approximately 300 other suits filed against more than 300 issuers that conducted their initial public offerings between 1998 and 2000, their underwriters and an unspecified number of their individual corporate officers and directors. The parties in the approximately 300 coordinated class actions, including NetZero, the underwriter defendants in the NetZero class action, and the plaintiff class in the NetZero action, reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make a settlement payment on behalf of the issuers, including NetZero. In October 2009, the district court granted final approval of the settlement. The order approving the settlement was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed, and a second appeal was remanded to the district court. The district court then determined that the appellant lacked standing to appeal, and the appellant appealed the district court's decision to the Second Circuit. The appellant subsequently entered into an agreement with

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

counsel for the plaintiff class that resulted in the dismissal with prejudice of his appeal in January 2012. As a result, the settlement among the parties is final.

        In October 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. In December 2008, Xavier Vasquez filed a purported class action complaint against Classmates Online, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs are seeking injunctive relief and damages. In April 2009, the United States District Court of the Western District of Washington consolidated the Michaels and the Vasquez actions and designated the Michaels action as the lead case. In March 2010, the parties entered into a comprehensive class action settlement agreement. In February 2011, the court denied final approval of such settlement agreement. In March 2011, the parties entered into a revised settlement agreement and, in July 2011, the court issued an order granting preliminary approval of the revised settlement agreement. The parties subsequently modified the settlement agreement in August 2011. A hearing on plaintiffs' motion for final approval of the revised settlement agreement was held in December 2011. The parties are currently awaiting the court's ruling on that motion.

        The Company has been cooperating with certain governmental authorities in connection with their respective investigations of its former post-transaction sales practices and certain other current or former business practices:

  •
  In 2010, FTD.com Inc. and Classmates Online, Inc. received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and Washington. Based on the subpoenas, the Company believes that the primary focus of the inquiry concerns certain post-transaction sales practices in which these subsidiaries previously engaged with certain third-party vendors.

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

  •
  In July 2011, Classmates Online, Inc. received a civil investigative demand from the Attorney General for the State of Washington regarding its marketing, refund, cancelation, and renewal practices. In 2009, Classmates Online, Inc. had received a civil investigative demand from the

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

    Attorney General for the State of Washington regarding certain post-transaction sales practices in which it had previously engaged with certain third-party vendors.

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

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At December 31, 2011, the Company had reserves of $4.8 million for pending legal settlements. With respect to the other legal matters described above, the Company had determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

14. QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data)

	Quarter Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2011:
Revenues	$217,921	$182,694	$255,565	$241,505
Cost of revenues	$108,915	$82,801	$131,942	$120,826
Operating income	$23,674	$20,223	$27,789	$22,616
Net income	$12,865	$11,916	$14,768	$12,181
Net income attributable to common stockholders	$12,473	$11,449	$14,191	$11,626
Basic net income per common share	$0.14	$0.13	$0.16	$0.13
Diluted net income per common share	$0.14	$0.13	$0.16	$0.13

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data) (Continued)

	Quarter Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2010:
Revenues	$232,601	$193,541	$242,686	$251,725
Cost of revenues	$109,164	$84,394	$114,895	$121,198
Operating income	$31,415	$25,607	$29,836	$25,832
Net income	$16,350	$12,159	$13,957	$11,221
Net income attributable to common stockholders	$15,487	$11,412	$13,098	$10,494
Basic net income per common share	$0.18	$0.13	$0.15	$0.12
Diluted net income per common share	$0.18	$0.13	$0.15	$0.12

UNITED ONLINE, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY BALANCE SHEETS

(in thousands)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$67,725	$45,632

Total current assets	67,725	45,632
Investments in subsidiaries	1,139,266	1,092,908
Other assets	50,000	50,000

Total assets	$1,256,991	$1,188,540

Liabilities and Stockholders' Equity
Current liabilities:
Accrued liabilities	$—	$454
Intercompany payables	776,856	733,605

Total current liabilities	776,856	734,059

Total liabilities	776,856	734,059

Total stockholders' equity	480,135	454,481

Total liabilities and stockholders' equity	$1,256,991	$1,188,540

The accompanying notes are an integral part of these financial statements.

UNITED ONLINE, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Revenues	$—	$—	$—
Operating expenses:
General and administrative	—	—	22

Total operating expenses	—	—	22

Operating loss	—	—	(22)
Interest income	38	75	85
Intercompany interest income	4,813	4,813	4,813
Interest expense	—	(931)	(3,782)
Other expense, net	—	—	(10)

Income before income taxes	4,851	3,957	1,084
Provision for income taxes	1,940	1,583	455

Income before income in equity investees	2,911	2,374	629
Income in equity investees	48,819	51,313	69,456

Net income	$51,730	$53,687	$70,085

The accompanying notes are an integral part of these financial statements.

UNITED ONLINE, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$19,850	$6,107	$1,674

Cash flows from investing activities:
Net cash used for investing activities	—	—	—

Cash flows from financing activities:
Payments on term loan	—	(24,819)	(31,431)
Proceeds from exercises of stock options	37	1,698	546
Proceeds from employee stock purchase plans	3,907	4,440	4,069
Repurchases of common stock	(7,743)	(20,565)	(6,842)
Payments for dividends	(37,213)	(36,966)	(36,257)
Net receipts of capital from subsidiaries	43,255	56,916	67,326

Net cash provided by (used for) financing activities	2,243	(19,296)	(2,589)

Change in cash and cash equivalents	22,093	(13,189)	(915)
Cash and cash equivalents, beginning of period	45,632	58,821	59,736

Cash and cash equivalents, end of period	$67,725	$45,632	$58,821

The accompanying notes are an integral part of these financial statements.

UNITED ONLINE, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The financial statements for United Online, Inc. (the "Parent Company") summarize the results of operations and cash flows of the Parent Company for the years ended December 31, 2011, 2010 and 2009 and its financial position at December 31, 2011 and 2010.

        In these statements, the Parent Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date the Parent Company began consolidating them ("date of acquisition"). The Parent Company's share of net income of its subsidiaries is included in net income using the equity method. The Parent Company financial statements should be read in conjunction with the consolidated financial statements of United Online, Inc. for the corresponding years.

        Under the terms of the Credit Agreement, FTD Group, Inc., a subsidiary of United Online, Inc., is generally restricted from transferring funds to United Online, Inc., with certain exceptions, including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations) which may be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the Credit Agreement are satisfied. These restrictions have resulted in restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group, Inc. and its subsidiaries totaling $262.1 million at December 31, 2011, which exceeded 25% of the consolidated net assets of United Online, Inc. and its subsidiaries.

2. DIVIDENDS RECEIVED FROM SUBSIDIARIES

        During the year ended December 31, 2011, FTD Group, Inc. paid a $15.0 million dividend to the Parent Company. During the years ended December 31, 2010 and 2009, no dividends were paid to the Parent Company by its subsidiaries.

UNITED ONLINE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charged (Credited) to Other Accounts	Charges Utilized (Write-offs)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2011	$10,431	$3,088	$553	$(3,551)	$10,521
Year ended December 31, 2010	$8,777	$5,445	$389	$(4,180)	$10,431
Year ended December 31, 2009	$4,327	$6,476	$393	$(2,419)	$8,777

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision		Charged to Other Accounts	Tax Valuation Allowance Credited to Income Tax Provision		Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2011	$7,510	$3,577	(c)	$—	$(2,310	)(d)	$8,777
Year ended December 31, 2010	$6,541	$1,194	(a)	$—	$(225	)(b)	$7,510
Year ended December 31, 2009	$5,485	$2,475	(a)	$—	$(1,419	)(b)	$6,541

(a)
Includes the increase in valuation allowance due to foreign tax credits, the benefit of which is not currently recognizable due to uncertainty regarding realization.

(b)
Includes the release of valuation allowance for the utilization of foreign losses.

(c)
Includes the increase in valuation allowance due to foreign tax credits and state net operating loss carryforwards, the benefit of which is not currently recognizable due to uncertainty regarding realization.

(d)
Includes the release of valuation allowance for the utilization of foreign losses as well as changes in judgment as to the realizability of foreign net operating loss carryforward benefits.