Form 10-Q
period 2012-03-31
UNITED ONLINE INC
filed 2012-05-04
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

        There were 90,602,365 shares of the Registrant's common stock outstanding at May 2, 2012.

UNITED ONLINE, INC.
INDEX TO FORM 10-Q
For the Quarter Ended March 31, 2012

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about new business initiatives, products, services, features, applications, and functionality; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; and strategies. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$137,660	$136,105
Accounts receivable, net of allowance for doubtful accounts	39,547	43,177
Inventories, net	10,464	8,832
Deferred tax assets, net	15,167	15,587
Other current assets	15,638	24,065

Total current assets	218,476	227,766
Property and equipment, net	60,452	62,460
Goodwill	462,764	458,818
Intangible assets, net	228,850	234,461
Other assets	14,540	12,852

Total assets	$985,082	$996,357

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$57,006	$64,649
Accrued liabilities	44,808	54,850
Member redemption liability	17,511	17,934
Deferred revenue	56,301	56,047
Current portion of long-term debt	2,650	2,650

Total current liabilities	178,276	196,130
Member redemption liability	4,416	4,519
Deferred revenue	1,882	1,868
Long-term debt, net of discounts	257,913	258,474
Deferred tax liabilities, net	42,523	44,098
Other liabilities	11,284	11,133

Total liabilities	496,294	516,222

Commitments and contingencies
Stockholders' equity:
Common stock	9	9
Additional paid-in capital	497,807	496,868
Accumulated other comprehensive loss	(29,948)	(35,393)
Retained earnings	20,920	18,651

Total stockholders' equity	488,788	480,135

Total liabilities and stockholders' equity	$985,082	$996,357

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2012	2011
Revenues:
Products	$147,012	$129,086
Services	95,280	112,419

Total revenues	242,292	241,505
Operating expenses:
Cost of revenues—products	108,689	96,155
Cost of revenues—services	22,476	25,048
Sales and marketing	46,759	48,135
Technology and development	11,586	12,543
General and administrative	24,287	28,729
Amortization of intangible assets	7,309	7,745
Restructuring and other exit costs	(71)	534

Total operating expenses	221,035	218,889

Operating income	21,257	22,616
Interest income	238	549
Interest expense	(3,458)	(5,041)
Other income, net	204	1,539

Income before income taxes	18,241	19,663
Provision for income taxes	6,722	7,482

Net income	$11,519	$12,181

Income allocated to participating securities	(336)	(555)

Net income attributable to common stockholders	$11,183	$11,626

Basic net income per common share	$0.12	$0.13

Shares used to calculate basic net income per common share	89,794	87,417

Diluted net income per common share	$0.12	$0.13

Shares used to calculate diluted net income per common share	89,894	87,820

Dividends paid per common share	$0.10	$0.10

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended March 31,
	2012	2011
Net income	$11,519	$12,181
Other comprehensive income:
Cash flow hedges:
Change in net losses on derivatives, net of tax of $(31) for the quarter ended March 31, 2012	(44)	—
Derivative settlement gains reclassified into earnings, net of tax of $18 for the quarter ended March 31, 2012	(30)	—
Other hedges:
Changes in net gains (losses) on derivatives, net of tax of $(40) and $47 for the quarters ended March 31, 2012 and 2011, respectively	(58)	73
Foreign currency translation	5,577	5,072

Other comprehensive income	5,445	5,145

Comprehensive income	$16,964	$17,326

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2012	89,423	$9	$496,868	$(35,393)	$18,651	$480,135
Exercises of stock options	2	—	4	—	—	4
Vesting of restricted stock units	731	—	—	—	—	—
Repurchases of common stock	—	—	(2,082)	—	—	(2,082)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	—	—	(9,250)	(9,250)
Stock-based compensation	—	—	3,454	—	—	3,454
Tax shortfalls from equity awards	—	—	(437)	—	—	(437)
Other comprehensive income	—	—	—	5,445	—	5,445
Net income	—	—	—	—	11,519	11,519

Balance at March 31, 2012	90,156	$9	$497,807	$(29,948)	$20,920	$488,788

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$11,519	$12,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,219	14,052
Stock-based compensation	3,454	4,726
Provision for doubtful accounts receivable	729	705
Accretion of discounts and amortization of debt issue costs	202	572
Deferred taxes, net	(1,621)	2,384
Tax benefits (shortfalls) from equity awards	(274)	41
Excess tax benefits from equity awards	(13)	(251)
Other	91	23
Changes in operating assets and liabilities:
Accounts receivable, net	3,077	3,079
Inventories, net	(1,614)	2,426
Other assets	6,283	3,603
Accounts payable and accrued liabilities	(18,457)	(24,719)
Member redemption liability	(527)	(490)
Deferred revenue	(286)	9,896
Other liabilities	93	(489)

Net cash provided by operating activities	16,875	27,739

Cash flows from investing activities:
Purchases of property and equipment	(4,212)	(7,079)
Purchases of rights, content and intellectual property	(519)	(1,222)
Purchases of investments	(18)	—
Proceeds from sales of investments	89	—

Net cash used for investing activities	(4,660)	(8,301)

Cash flows from financing activities:
Payments on term loans	(663)	—
Proceeds from exercises of stock options	4	17
Repurchases of common stock	(2,082)	(6,163)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	(9,250)	(9,421)
Excess tax benefits from equity awards	13	251

Net cash used for financing activities	(11,978)	(15,316)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,318	1,984
Change in cash and cash equivalents	1,555	6,106
Cash and cash equivalents, beginning of period	136,105	100,264

Cash and cash equivalents, end of period	$137,660	$106,370

Supplemental disclosure of non-cash investing and financing activities:
Decrease in dividend equivalents payable on restricted stock units	$—	$(174)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet information at December 31, 2011 is derived from the Company's audited consolidated financial statements, filed on February 28, 2012 with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, but does not include all of the disclosures required by GAAP.

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2011 included in the Company's Annual Report on Form 10-K.

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

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

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

Accounting Policies

        Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion of all significant accounting policies.

        Revenue Recognition—The Company applies the provisions of Accounting Standards Codification ("ASC") 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, no significant Company obligations remain, and collectibility is reasonably assured.

        Service revenues for the Company's online nostalgia services and for its Communications services are derived primarily from fees charged to pay accounts and are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. The Company's pay accounts generally pay in advance for their services by credit card, and revenues are then recognized ratably over the service period. Advance payments from pay accounts are recorded on the consolidated balance sheets as deferred revenue. The Company offers alternative payment methods to credit cards for certain Communications pay service plans. These alternative payment methods currently include use of automated clearing-house, payment by personal check or money order, or payment through a local telephone company. In circumstances where payment is not received in advance, revenues are only recognized if collectibility is also reasonably assured. The Company's Communications product revenues are generated from the sale of 4G mobile broadband devices and the related shipping and handling fees upon delivery of such devices. Sales of 4G mobile broadband devices bundled with free or paid service plans are allocated using the relative selling price method in accordance with the multiple-element arrangement provisions of ASC 605. The selling prices of the Company's 4G mobile broadband service plans are determined by vendor specific objective evidence, which is based upon the monthly stand-alone selling price of each plan. The selling prices of 4G mobile broadband devices and free service plans are determined by management's best estimate of selling price, which considers market and economic conditions, internal costs, pricing, and discounting practices.

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

        Inventories—Inventories consist of finished goods, including floral-related inventories, gift cards related to the Company's member redemption liability, 4G mobile broadband devices, and modems. Inventories are stated at the lower of cost or market value. Inventory is valued using the weighted-average cost method. The Company's management regularly reviews inventory quantities on hand and, if necessary, records a provision for excess and obsolete inventory based primarily on the age of the inventory and forecasts of product demand.

2. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Quarter Ended March 31, 2012
	FTD	Content & Media	Communications	Total
Products	$146,164	$551	$297	$147,012
Services	30,224	25,786	21,068	77,078
Advertising	59	13,108	5,395	18,562

Total segment revenues	$176,447	$39,445	$26,760	$242,652

Segment income from operations	$24,080	$7,337	$10,365	$41,782

	Quarter Ended March 31, 2011
	FTD	Content & Media	Communications	Total
Products	$129,086	$—	$—	129,086
Services	29,791	32,529	27,879	90,199
Advertising	22	15,784	6,819	22,625

Total segment revenues	$158,899	$48,313	$34,698	$241,910

Segment income from operations	$18,573	$10,123	$16,625	$45,321

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2012	2011
Segment revenues:
FTD	$176,447	$158,899
Content & Media	39,445	48,313
Communications	26,760	34,698

Total segment revenues	242,652	241,910
Intersegment eliminations	(360)	(405)

Consolidated revenues	$242,292	$241,505

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2012	2011
Segment operating expenses:
FTD	$152,367	$140,326
Content & Media	32,108	38,190
Communications	16,395	18,073

Total segment operating expenses	200,870	196,589
Depreciation	6,475	6,145
Amortization of intangible assets	7,744	7,907
Unallocated corporate expenses	6,306	8,653
Intersegment eliminations	(360)	(405)

Consolidated operating expenses	$221,035	$218,889

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2012	2011
Segment income from operations:
FTD	$24,080	$18,573
Content & Media	7,337	10,123
Communications	10,365	16,625

Total segment income from operations	41,782	45,321
Depreciation	(6,475)	(6,145)
Amortization of intangible assets	(7,744)	(7,907)
Unallocated corporate expenses	(6,306)	(8,653)

Consolidated operating income	$21,257	$22,616

        International revenues are primarily generated by the Company's operations in Europe. International revenues totaled $62.0 million and $49.8 million for the quarters ended March 31, 2012 and 2011, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	March 31, 2012	December 31, 2011
United States	$64,871	$65,291
Europe	10,121	10,021

Total long-lived assets	$74,992	$75,312

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Financing Receivables

        Credit quality of financing receivables was as follows (in thousands):

	March 31, 2012	December 31, 2011
Current	$13,244	$13,598
Past due	3,591	3,725

Total	$16,835	$17,323

        A significant majority of the past due financing receivables at March 31, 2012 and December 31, 2011 were 120 days or more past due. Financing receivables on nonaccrual status at March 31, 2012 and December 31, 2011 totaled $3.6 million and $3.8 million, respectively.

        The changes in allowance for credit losses related to financing receivables for the quarters ended March 31, 2012 and 2011 were as follows (in thousands):

	Quarter Ended March 31,
	2012	2011
Balance at January 1	$3,655	$3,597
Current period provision	57	267
Write-offs charged against allowance	(218)	(168)

Balance at March 31	$3,494	$3,696

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Other Current Assets

        Other current assets consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Prepaid expenses	$8,652	$11,334
Prepaid floral catalog expenses	1,357	1,528
Prepaid advertising and promotion expense	1,354	1,487
Income taxes receivable	1,096	5,704
Prepaid insurance	587	1,247
Other	2,592	2,765

Total	$15,638	$24,065

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Employee compensation and related expenses	$17,222	$26,621
Non-income taxes payable	6,266	4,932
Income taxes payable	5,483	4,366
Reserves for pending legal settlements	4,728	4,830
Customer deposits	1,783	2,004
Accrued restructuring and other exit costs	1,510	4,151
Other	7,816	7,946

Total	$44,808	$54,850

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the quarter ended March 31, 2012 were as follows (in thousands):

	FTD	Content & Media	Communications	Total
Balance at January 1, 2012:
Goodwill (excluding impairment charges)	$440,617	$124,712	$13,227	$578,556
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at January 1, 2012	326,617	124,712	7,489	458,818
Foreign currency translation	3,941	5	—	3,946

Balance at March 31, 2012:
Goodwill (excluding impairment charges)	444,558	124,717	13,227	582,502
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at March 31, 2012	$330,558	$124,717	$7,489	$462,764

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	March 31, 2012
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,902	$(94,219)	$6,683
Customer contracts and relationships	112,383	(71,735)	40,648
Trademarks and trade names	183,568	(20,667)	162,901
Software and technology	46,672	(34,962)	11,710
Rights, content and intellectual property	11,425	(4,517)	6,908

Total	$454,950	$(226,100)	$228,850

	December 31, 2011
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,854	$(93,613)	$7,241
Customer contracts and relationships	111,831	(67,199)	44,632
Trademarks and trade names	182,270	(20,230)	162,040
Software and technology	46,483	(32,768)	13,715
Rights, content and intellectual property	10,999	(4,166)	6,833

Total	$452,437	$(217,976)	$234,461

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

        The Company's acquired trademarks and trade names related to the acquisition by the Company of FTD Group, Inc. and its subsidiaries ("FTD") in August 2008 are indefinite-lived and, accordingly, there is no associated amortization expense or accumulated amortization. At March 31, 2012 and December 31, 2011, such trademarks and trade names after impairment and foreign currency translation adjustments totaled $157.8 million and $156.5 million, respectively.

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

        The changes in the Company's debt balances, net of discounts, for the quarter ended March 31, 2012 under the Credit Agreement were as follows (in thousands):

	Balance at January 1, 2012	Repayments of Debt	Accretion of Discounts	Balance at March 31, 2012
Credit Agreement, Term Loan	$261,124	$(663)	$102	$260,563
Credit Agreement, Revolving Credit Facility	—	—	—	—

Total	$261,124	$(663)	$102	$260,563

        Future minimum principal payments based upon scheduled mandatory debt payments under the Credit Agreement, excluding required repayments based on excess cash flows, were as follows at March 31, 2012 (in thousands):

			Year Ending December 31,
	Total Gross Debt	April-Dec 2012
			2013	2014	2015	2016	Thereafter
Credit Agreement, Term Loan	$263,013	$1,988	$2,650	$2,650	$2,650	$2,650	$250,425

        At March 31, 2012, the borrowing capacity under the Revolving Credit Facility, which was reduced by $1.1 million in outstanding letters of credit, was $48.9 million.

        Commencing in 2013 for fiscal year 2012, subject to certain exceptions, FTD Group, Inc. will be required to make annual repayments of a portion of the Term Loan based on excess cash flow as defined in the Credit Agreement.

        Under the terms of the Credit Agreement, FTD Group, Inc. is generally restricted from transferring funds to United Online, Inc., with certain exceptions including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations) which may be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the Credit Agreement are satisfied. These restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group Inc. and its subsidiaries totaling $260.1 million and $262.1 million at March 31, 2012 and December 31, 2011, respectively, which exceeded 25% of the consolidated net assets of United Online, Inc. and its subsidiaries. FTD Group, Inc. was in compliance with all covenants under the Credit Agreement at March 31, 2012.

6. DERIVATIVE INSTRUMENTS

        In March 2012, FTD Group, Inc. entered into forward starting interest rate cap instruments based on 3-month LIBOR that are effective from January 2015 to June 2018 and have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on the outstanding borrowings under the Credit Agreement. The gains or losses on the instruments are reported in other comprehensive income to the extent that they are effective and will be reclassified

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE INSTRUMENTS (Continued)

into earnings when the expected future cash flows, beginning in January 2015 through June 2018 and attributable to future 3-month LIBOR interest payments, are recognized in earnings.

        The fair and notional values of outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Derivative Assets:
Interest rate caps	Other assets	$1,600	$—	$130,000	$—
Other derivative assets	Other current assets	$130	$372	$8,052	$6,069
Derivative Liabilities:
Other derivative liabilities	Accrued liabilities	$(102)	$(240)	$6,730	$5,228

        The effect of the Company's interest rate caps on accumulated other comprehensive loss was as follows (in thousands):

	Change in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Quarter Ended March 31,
	2012	2011
Interest rate caps	$(309)	$—

        At March 31, 2012, the effective portion of the Company's interest rate caps before tax effect was $1.6 million, of which $0 is expected to be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

7. FAIR VALUE MEASUREMENTS

        The following table presents information about assets and liabilities that were required to be measured at fair value on a recurring basis (in thousands):

	March 31, 2012
Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value
Money market funds	$115,455	$105,842	$9,613
Derivative assets	1,730	—	1,730
Derivative liabilities	(102)	—	(102)

	$117,083	$105,842	$11,241

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2011
Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value
Money market funds	$89,770	$89,770	$—
Derivative assets	372	—	372
Derivative liabilities	(240)	—	(240)

	$89,902	$89,770	$132

        The Company estimated the fair value of its long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimate of its credit rating. The Company estimated its credit rating as BB+/BB- for the long-term debt associated with the Credit Agreement, resulting in a discount rate of 5.3%. The table below summarizes the fair value estimates for long-term debt, net of discounts, including the current portion, at March 31, 2012, as defined by ASC 825 (in thousands):

	Carrying Amount	Estimated Fair Value
Long-term debt, net of discounts, including current portion	$260,563	$265,235

8. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows United Online, Inc. to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, United Online, Inc. had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. There were no repurchases under the Program in the year ended December 31, 2011 or the quarter ended March 31, 2012 and, at March 31, 2012, the authorization remaining under the Program was $80.0 million.

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay applicable required employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units or issuance of stock awards, the Company currently does not collect the applicable required employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the quarters ended March 31, 2012 and 2011 were $2.1 million and $6.2 million, respectively, for which the Company withheld 0.4 million and 0.9 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

issued. For information regarding the common stock repurchases consummated during the quarter ended March 31, 2012, see "Item 2.Unregistered Sales of Equity Securities and Use of Proceeds," which appears elsewhere in this Quarterly Report on Form 10-Q.

Dividends

        Dividends are paid on shares of common stock outstanding as of the record date. In addition, dividend equivalents are generally paid on nonvested restricted stock units as of the record date.

        In January 2012, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The dividend was paid on February 29, 2012 and totaled $9.3 million, including dividend equivalents paid on nonvested restricted stock units. In April 2012, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is May 14, 2012 and the dividend will be paid on May 31, 2012.

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

9. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended March 31,
	2012	2011
Operating expenses:
Cost of revenues-products	$8	$8
Cost of revenues-services	94	82
Sales and marketing	583	470
Technology and development	498	553
General and administrative	2,271	3,613

Total stock-based compensation	$3,454	$4,726

Recent Awards

        On February 23, 2012, the Compensation Committee of the Board of Directors of United Online, Inc. approved restricted stock unit grants to certain executive officers totaling 0.4 million shares, which were made and effective February 29, 2012. The restricted stock units will vest as to one-third of the total number of units awarded annually over a three-year period beginning February 15, 2012.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION PLANS (Continued)

        On February 27, 2012, the Secondary Compensation Committee of the Board of Directors of United Online, Inc. approved restricted stock unit grants to certain non-executive officer employees totaling 1.3 million shares, which were made and effective February 29, 2012. The restricted stock units will vest as to one-quarter of the total number of units awarded annually over a four-year period beginning February 15, 2012.

        On February 23, 2012, the Compensation Committee of the Board of Directors of United Online, Inc. approved stock option grants to certain executive officers totaling 0.6 million shares, which were made and effective February 29, 2012. Each stock option entitles the recipient to receive one share of common stock upon exercise of the vested award and payment of the exercise price. The stock options will vest as to one-third of the total number of options awarded annually over a three-year period beginning February 15, 2012.

10. NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2012	2011
Numerator:
Net income	$11,519	$12,181
Income allocated to participating securities	(336)	(555)

Net income attributable to common stockholders	$11,183	$11,626

Denominator:
Weighted-average common shares	89,794	87,417

Add: Dilutive effect of non-participating securities	100	403

Shares used to calculate diluted net income per common share	89,894	87,820

Basic net income per common share	$0.12	$0.13

Diluted net income per common share	$0.12	$0.13

        The diluted net income per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the quarters ended March 31, 2012 and 2011 were 5.5 million and 3.2 million, respectively.

11. LEGAL CONTINGENCIES

        In October 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. In December 2008, Xavier Vasquez filed a purported class action complaint against Classmates

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LEGAL CONTINGENCIES (Continued)

Online, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs are seeking injunctive relief and damages. In April 2009, the United States District Court of the Western District of Washington consolidated the Michaels and the Vasquez actions and designated the Michaels action as the lead case. In March 2010, the parties entered into a comprehensive class action settlement agreement. In February 2011, the court denied final approval of such settlement agreement. In March 2011, the parties entered into a revised settlement agreement and, in July 2011, the court issued an order granting preliminary approval of the revised settlement agreement. The parties subsequently modified the settlement agreement in August 2011. A hearing on plaintiffs' motion for final approval of the revised settlement agreement was held in December 2011. The parties are awaiting the court's ruling on that motion.

        On March 6, 2012, Hope Kelm, Barbara Timmcke, Regina Warfel, Brett Reilly, Juan M. Restrepo and Jennie H. Pham filed a purported class action complaint in United States District Court, District of Connecticut, against the following defendants: (i) Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corporation, Citigroup, Inc., and Citibank, N.A. (collectively, the "Credit Card Company Defendants"); (ii) 1-800-Flowers.com, Inc., United Online, Inc., Memory Lane, Inc., Classmates International, Inc., FTD Group, Inc., Days Inns Worldwide, Inc., Wyndham Worldwide Corporation, PeopleFindersPro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InterActiveCorp, and Shoebuy.com, Inc. (collectively, the "E-Merchant Defendants"); and (iii) Trilegiant Corporation, Inc. ("Trilegiant"), Affinion Group, LLC ("Affinion") and Apollo Global Management, LLC ("Apollo"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act against all defendants, and aiding and abetting violations of such act against the Credit Card Company Defendants; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes against the Credit Card Company Defendants; (3) violations of the Electronic Communications Privacy Act against Trilegiant, Affinion and the E-Merchant Defendants, and aiding and abetting violations of such act against the Credit Card Company Defendants; (4) violations of the Connecticut Unfair Trade Practices Act against Trilegiant, Affinion, Apollo, and the E-Merchant Defendants, and aiding and abetting violations of such act against the Credit Card Company Defendants; (5) violation of California Business and Professions Code section 17602 against Trilegiant, Affinion, Apollo, and the E-Merchant Defendants; and (6) unjust enrichment against all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        On March 15, 2012, Debra Miller and William Thompson filed a purported class action complaint in United States District Court, District of Connecticut, against the following defendants: (i) Trilegiant, Affinion, Apollo, Vertrue, Inc., Webloyalty.com, Inc., and Adaptive Marketing, LLC (collectively, the "Membership Companies"); (ii) 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., IAC/Interactivecorp, Inc., Memory Lane, Inc., Peoplefinderspro, Inc., Rakuten USA, Inc., Shoebuy.com, Inc., United Online, Inc., Wells Fargo & Company, and Wyndham Worldwide Corporation (collectively, the "Marketing Companies"); and (iii) Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA,

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LEGAL CONTINGENCIES (Continued)

N.A., and Citibank, N.A. (collectively, the "Credit Card Companies"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act against all defendants, and aiding and abetting violations of such act against the Credit Card Companies; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes against the Credit Card Companies; (3) violations of the Electronic Communications Privacy Act against the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act against the Credit Card Companies; (4) violations of the Connecticut Unfair Trade Practices Act against the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act against the Credit Card Companies; (5) violation of California Business and Professions Code section 17602 against the Membership Companies and the Marketing Companies; and (6) unjust enrichment against all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

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

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LEGAL CONTINGENCIES (Continued)

quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At March 31, 2012, the Company had a reserve of $4.7 million for a pending legal settlement. With respect to the other legal matters described above, the Company had determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about new business initiatives, products, services, features, applications, and functionality; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; and strategies. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        We report our businesses in three reportable segments:

Segment	Products and Services
FTD	Floral, gift and related products and services for consumers, retail florists and other retail locations
Content & Media	Online nostalgia products and services and online loyalty marketing services
Communications	Internet access services and devices, including dial-up, 4G mobile broadband, and DSL, and email, Internet security and web hosting services

        We generate revenues from three primary sources:

  •
  Products revenues.  Products revenues in our FTD segment are derived primarily from selling floral, gift and related products to consumers via our Internet websites and telephone numbers and, to a lesser extent, to our floral network members. Products revenues in our Content & Media segment are derived from the sale of yearbook copies and related shipping and handling fees. Products revenues in our Communications segment are derived from the sale of 4G mobile broadband devices and the related shipping and handling fees.

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

Segment Services

FTD

        FTD is a leading provider of floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services, in the U.S., Canada, the U.K., and the Republic of Ireland. The business uses the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo. FTD is a floral and gift mass marketer, which we refer to as FTD's consumer business, and a provider of floral network services, which we refer to as FTD's floral network business. These businesses are complementary, as the majority of floral orders generated by the consumer business are fulfilled and hand-delivered by the members of the FTD floral network, with the remaining orders delivered via direct shipment from third-party suppliers. FTD does not currently own or operate any retail locations with the exception of one retail location in the U.K. FTD does not maintain significant physical inventory and generally does not bear the cost of warehousing its consumer product offerings, and FTD generally receives payment from consumers before paying florists or other third parties to fulfill product orders.

        Consumer Business.    FTD is a leading marketer of flowers and gift items to consumers. FTD operates in the U.S. and Canada, primarily through the www.ftd.com and www.ftd.ca websites and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily through the www.interflora.co.uk and www.interflora.ie websites and various telephone numbers. FTD also operates mobile websites for these same markets that are optimized for mobile phones with Internet connections. While floral arrangements and plants are FTD's primary offerings, FTD also markets and sells gift items, including jewelry, chocolates, stuffed animals, wine, fruit, bath and beauty products, and other gift baskets.

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

        Online Nostalgia Services.    We operate our nostalgia services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Led by our Classmates.com website that serves the U.S. and Canada, our nostalgia services comprise a large and diverse population of users, with approximately 55 million registered accounts at March 31, 2012.

        Domestic.    Visitors to the Classmates website can experience a substantial amount of nostalgic content free of charge. Members with free accounts can use our search feature to locate individuals in our database or in our collection of yearbooks; post information and view information posted by other members; tag yearbook photos; and organize reunions and engage in other reunion-related activities. To learn who has visited his or her profile or yearbook or engage in the other premium features, a member is required to purchase an All-Access Pass, which is generally available for terms ranging from three months to two years. Revenues from our Classmates website are derived primarily from the sale of these subscriptions and, to a lesser extent, from advertising fees and other transactions on our website, including the sale of yearbook copies.

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

        Online Loyalty Marketing.    Our online loyalty marketing service, MyPoints, connects advertisers with its members by allowing members to earn rewards points for engaging in online activities. MyPoints is a free service for consumers who register and provide certain identifying information to receive direct email marketing and other online loyalty promotions. The MyPoints website (www.mypoints.com) serves as a shopping portal for our advertising clients and direct sales partners. Members earn points for responding to email offers, taking market research companies' surveys, shopping online at the MyPoints website, searching the Internet through a MyPoints branded toolbar, playing MyPoints branded online games, and engaging in other online activities. In addition to these online point earning opportunities, MyPoints also offers a member credit card with opportunities to earn points through both online and offline shopping. Rewards points are redeemable primarily in the form of third-party gift cards currently from over 75 merchants, including, among others, leading retailers, theaters, restaurants, airlines, and hotels.

Communications

        Our principal Communications pay service is dial-up Internet access, offered under the NetZero and Juno brands. We also offer 4G mobile broadband, DSL, email, Internet security services, and web hosting services. In total, we had 0.7 million Communications pay accounts at March 31, 2012, of which 0.5 million were Internet access accounts and 0.2 million were pay accounts subscribed to our other Communications services, including email, Internet security and web hosting services. Most of our Communications revenues are derived from dial-up Internet access pay accounts.

        Internet Access Services.    Our Internet access services consist of dial-up and, to a much lesser extent, our 4G mobile broadband service and DSL service. Our dial-up Internet access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up Internet access services include Internet access and an email account. In addition, we offer accelerated dial-up Internet access services which can significantly reduce the time required for certain web pages to load during Internet browsing when compared to our basic dial-up Internet access services. Our accelerated dial-up Internet access services are also bundled with additional benefits, including pop-up blocking, antivirus software and enhanced email storage, although we also offer each of these features and certain other value-added features as stand-alone pay services. Our dial-up Internet access services are available in more than 12,500 cities across the U.S. and Canada.

        In March 2012, we began offering 4G mobile broadband service under the NetZero brand as part of a wholesale agreement with Clearwire Corporation ("Clearwire"). We offer consumers the option to access the service by purchasing either a NetZero USB modem to connect a single device such as a PC or a Mac® computer, or purchasing a NetZero personal hotspot that can connect up to eight Wi-Fi enabled devices simultaneously. NetZero USB modem and NetZero hotspot customers are able to connect to the NetZero 4G mobile broadband service within the Clearwire coverage area using a variety of devices, including a PC, Mac® computer, iPad® mobile digital device, and other tablets, netbooks and smartphones. The NetZero 4G mobile broadband service is generally available for use in the home, at the office or on the go by customers across the U.S. within the Clearwire coverage area.

        Our DSL broadband Internet access service consists of digital subscriber lines (also known as "DSL") service that we purchase from third parties and resell under our own brands. This service is primarily used as a means to retain members who are leaving our dial-up Internet access services. Since we have conducted very limited marketing of our DSL service to the general public, we have experienced limited adoption of our DSL service.

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

        Average Order Value.    We monitor the average value for consumer orders delivered in a given period, which we refer to as the average order value. Average order value represents the average U.S. Dollar amount received for consumer orders delivered during a period. For orders placed outside the U.S. (principally in the U.K. and the Republic of Ireland), this average U.S. Dollar amount is determined after translating the local currency amounts received into U.S. Dollars. Average order value includes merchandise revenues and shipping and service fees paid by the consumer, less discounts and refunds (net of refund-related fees charged to floral network members). Average order values may fluctuate from period to period based on the average foreign currency exchange rates; product mix; changes in merchandise pricing, shipping and service fees; levels of refunds issued; and discounts, among other factors.

Content & Media and Communications Segment Metrics

        Pay Accounts.    We generate a significant portion of our revenues from our pay accounts and they represent one of the most important drivers of our business model. A pay account is defined as a member who has paid for a subscription to a Content & Media or Communications service, and whose subscription has not terminated or expired. A subscription provides the member with access to our service for a specific term (for example, a month or a year) and may be renewed upon the expiration of each term. One time purchases of our services are not considered subscriptions and thus, are not included in the pay accounts metric. A pay account does not equate to a unique subscriber since one subscriber could have several pay accounts. In addition, at any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool, such as the subscribers receiving our free NetZero 4G mobile broadband service, and a number of accounts that have notified us that they are terminating their service but whose service remains in effect. In general, the key metrics that affect our revenues from our pay accounts base include the number of pay accounts and ARPU. A pay account generally becomes a free account following the expiration or termination of the related subscription.

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

        Active Accounts.    We monitor the number of active accounts among our membership base. Content & Media segment active accounts are defined as the sum of all pay accounts as of the date presented; the monthly average for the period of all free accounts who have visited our domestic or international online nostalgia websites (excluding The Names Database) at least once during the period; and the monthly average for the period of all online loyalty marketing members who have earned or redeemed points during such period. Communications segment active accounts include all Communications segment pay accounts as of the date presented combined with the number of free dial-up Internet access and email accounts that logged on to our services at least once during the preceding 31 days. Content & Media segment and Communications segment active accounts for the six-month, nine-month and annual periods, as applicable, are calculated as a simple average of the quarterly active accounts for each respective segment.

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

        The table below sets forth, for the periods presented, as applicable, our consolidated revenues, segment revenues, consumer orders, average order value, average currency exchange rates, pay accounts, segment churn, ARPU, and segment active accounts.

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

	Quarter Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Consolidated:
Revenues (in thousands)	$242,292	$217,921	$182,694	$255,565	$241,505
FTD:
Segment revenues (in thousands)	$176,447	$143,304	$108,747	$176,299	$158,899
% of consolidated revenues	73%	66%	60%	69%	66%
Consumer orders (in thousands)	1,997	1,615	1,104	2,167	1,742
Average order value	$62.91	$62.31	$63.46	$60.45	$63.28
Average currency exchange rate: GBP to USD	1.58	1.57	1.61	1.63	1.61
Content & Media:
Segment revenues (in thousands)	$39,445	$45,665	$44,070	$47,427	$48,313
% of consolidated revenues	16%	21%	24%	19%	20%
Pay accounts (in thousands)	3,293	3,484	3,780	4,007	4,260
Segment churn	3.9%	4.1%	3.9%	3.8%	3.9%
ARPU	$2.54	$2.60	$2.64	$2.60	$2.47
Segment active accounts (in millions)	11.3	10.3	11.9	12.5	13.6
Average currency exchange rate: EUR to USD	1.31	1.35	1.41	1.44	1.37
Communications:
Segment revenues (in thousands)	$26,760	$29,295	$30,260	$32,279	$34,698
% of consolidated revenues	11%	13%	17%	13%	14%
Pay accounts (in thousands):
Access	498	535	577	622	675
Other	249	259	266	272	279

Total pay accounts	747	794	843	894	954
Segment churn	3.4%	3.4%	3.4%	3.5%	3.8%
ARPU	$8.99	$9.09	$9.14	$9.28	$9.33
Segment active accounts (in millions)	1.5	1.5	1.6	1.7	1.7

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

  Communications

        Products revenues consist of revenues generated from the sale of 4G mobile broadband devices and the related shipping and handling fees.

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

  Content & Media and Communications

        Content & Media services revenues primarily consist of amounts charged to pay accounts for online nostalgia services. Communications services revenues consist of amounts charged to pay accounts for dial-up Internet access, 4G mobile broadband, DSL, email, Internet security, web hosting, and other services, with substantially all of such revenues associated with Internet access. Our Content & Media and Communications services revenues are primarily dependent on two factors: the average number of pay accounts for a period and ARPU. In general, we charge our pay accounts in advance of providing a service, which results in the deferral of services revenue to the period in which the services are provided. Communications services revenues also include revenues generated from the resale of telecommunications to third parties.

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

  FTD

        FTD generates advertising revenues primarily from inclusion of advertisements on order confirmation emails to consumers, for which revenue is recognized when the advertisement is run, and from referrals of customers to third-party websites and services, for which revenue is recognized when the related performance criteria is met.

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

Content & Media

        Content & Media cost of revenues includes costs of points earned by members of our online loyalty marketing service; data center costs; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; amortization of content purchases; license fees; costs related to providing customer support; costs related to customer billing and billing support for our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; domain name registration fees; and costs associated with the sale of yearbook copies and the related shipping costs.

Communications

        Communications cost of revenues includes telecommunications and data center costs; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; license fees; costs related to providing customer support; costs related to customer billing and billing support for our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; domain name registration fees, and the costs associated with the sale of 4G mobile broadband devices, including the related shipping and handling costs.

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

Amortization of Intangible Assets

        Amortization of intangible assets includes amortization of acquired pay accounts and free accounts; certain acquired trademarks and trade names; acquired software and technology; acquired customer and advertising contracts and related relationships; acquired rights, content and intellectual property; and other acquired identifiable intangible assets. In accordance with the provisions set forth in Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets are not being amortized but are tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would indicate the fair value of a reporting unit is below its carrying value.

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

Results of Operations

        The following tables set forth, for the periods presented, selected historical statements of operations and segment information data. The information contained in the tables below should be read in conjunction with Liquidity and Capital Resources, Contractual Obligations, and Other Commitments included in this Item 2 as well as "Quantitative and Qualitative Disclosures About Market Risk" included in Part I, Item 3 of this Quarterly Report on Form 10-Q, and the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

        Unaudited condensed consolidated information was as follows (in thousands):

	Quarter Ended March 31,
	2012	2011
Revenues	$242,292	$241,505
Operating expenses:
Cost of revenues	131,165	121,203
Sales and marketing	46,759	48,135
Technology and development	11,586	12,543
General and administrative	24,287	28,729
Amortization of intangible assets	7,309	7,745
Restructuring and other exit costs	(71)	534

Total operating expenses	221,035	218,889

Operating income	21,257	22,616
Interest income	238	549
Interest expense	(3,458)	(5,041)
Other income, net	204	1,539

Income before income taxes	18,241	19,663
Provision for income taxes	6,722	7,482

Net income	$11,519	$12,181

        Information for our three reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	FTD		Content & Media		Communications
	Quarter Ended March 31,		Quarter Ended March 31,		Quarter Ended March 31,
	2012	2011	2012	2011	2012	2011
Revenues	$176,447	$158,899	$39,445	$48,313	$26,760	$34,698
Operating expenses:
Cost of revenues	111,956	100,370	8,248	9,038	7,687	9,172
Sales and marketing	28,714	29,352	14,119	15,406	3,908	3,333
Technology and development	2,797	2,889	4,409	5,593	1,944	1,843
General and administrative	8,900	7,715	5,395	8,153	2,864	3,191
Restructuring and other exit costs	—	—	(63)	—	(8)	534

Total operating expenses	152,367	140,326	32,108	38,190	16,395	18,073

Segment income from operations	$24,080	$18,573	$7,337	$10,123	$10,365	$16,625

Quarter Ended March 31, 2012 compared to Quarter Ended March 31, 2011

Consolidated Results

Revenues

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Revenues	$242,292	$241,505	$787	—%
Revenues as a percentage of total segment revenues:
FTD	72.7%	65.7%
Content & Media	16.3%	20.0%
Communications	11.0%	14.3%

        The increase in consolidated revenues was due to a $17.5 million increase in revenues from our FTD segment, partially offset by an $8.9 million decrease in revenues from our Content & Media segment and a $7.9 million decrease in revenues from our Communications segment.

Cost of Revenues

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Cost of revenues	$131,165	$121,203	$9,962	8%
Cost of revenues as a percentage of total segment cost of revenues:
FTD	87.5%	84.6%
Content & Media	6.4%	7.6%
Communications	6.0%	7.7%

        The increase in consolidated cost of revenues was due to an $11.6 million increase in cost of revenues associated with our FTD segment and a $0.6 million increase in depreciation and amortization expense. These increases were partially offset by a $1.5 million decrease in cost of revenues associated with our Communications segment and a $0.8 million decrease in cost of revenues associated with our Content & Media segment.

Sales and Marketing

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Sales and marketing	$46,759	$48,135	$(1,376)	(3)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
FTD	61.4%	61.0%
Content & Media	30.2%	32.0%
Communications	8.4%	6.9%

        The decrease in consolidated sales and marketing expenses was due to a $1.3 million decrease in sales and marketing expenses associated with our Content & Media segment and a $0.6 million decrease in sales and marketing expenses associated with our FTD segment. These decreases were partially offset by a $0.6 million increase in sales and marketing expenses associated with our Communications segment.

Technology and Development

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Technology and development	$11,586	$12,543	$(957)	(8)%
Technology and development expenses as a percentage of total segment technology and development expenses:
FTD	30.6%	28.0%
Content & Media	48.2%	54.2%
Communications	21.2%	17.8%

        The decrease in consolidated technology and development expenses was primarily due to a $1.2 million decrease in technology and development expenses associated with our Content & Media segment, partially offset by a $0.2 million increase in depreciation expense.

General and Administrative

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
General and administrative	$24,287	$28,729	$(4,442)	(15)%
General and administrative expenses as a percentage of total segment general and administrative expenses:
FTD	51.9%	40.5%
Content & Media	31.4%	42.8%
Communications	16.7%	16.7%

        The decrease in consolidated general and administrative expenses was due to a $2.8 million decrease in general and administrative expenses associated with our Content & Media segment, a

$2.3 million decrease in unallocated corporate expenses, excluding depreciation, amortization of intangible assets and restructuring and other exit costs, and a $0.3 million decrease in general and administrative expenses associated with our Communications segment. These decreases were partially offset by a $1.2 million increase in general and administrative expenses associated with our FTD segment.

Amortization of Intangible Assets

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$7,309	$7,745	$(436)	(6)%

        The decrease in consolidated amortization of intangible assets was due to a $0.3 million decrease in amortization of intangible assets due to certain intangible assets associated with our Communications and Content & Media segments becoming fully amortized in prior periods.

Restructuring and Other Exit Costs

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$(71)	$534	$(605)	(113)%

        Consolidated restructuring and other exit costs for the quarter ended March 31, 2011 were related to employee termination costs.

Interest Income

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Interest income	$238	$549	$(311)	(57)%

        The decrease in consolidated interest income was primarily due to a decrease in interest on long-term receivables from FTD's technology system sales.

Interest Expense

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Interest expense	$3,458	$5,041	$(1,583)	(31)%

        The decrease in consolidated interest expense was primarily due to lower interest rates as a result of the June 2011 refinancing of FTD's credit agreement.

Other Income, Net

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Other income, net	$204	$1,539	$(1,335)	(87)%

        The decrease in consolidated other income, net, was primarily due to a $1.1 million non-income tax refund at our FTD segment during the quarter ended March 31, 2011.

Provision for Income Taxes

	Quarter Ended March 31,
	2012	2011
	(in thousands, except percentages)
Provision for income taxes	$6,722	7,482
Effective income tax rate	36.9%	38.1%

        The decrease in our effective income tax rate was primarily due to an increase in foreign income, which has a lower overall tax rate, as a percentage of total pre-tax income, partially offset by an increase in non-deductible executive compensation.

FTD Segment Results

FTD Revenues

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages and average order value)
Products	$146,164	$129,086	$17,078	13%
Services	30,224	29,791	433	1%
Advertising	59	22	37	168%

Total FTD Revenues	$176,447	$158,899	$17,548	11%

Consumer orders	1,997	1,742	255	15%
Average order value	$62.91	$63.28	$(0.37)	(1)%

        Excluding the unfavorable impact of foreign currency exchange rates of $1.1 million due to a weaker British Pound versus the U.S. Dollar, FTD revenues increased by $18.6 million, or 12%, compared to the prior-year period. The increase was primarily due to a 15% increase in consumer orders for the quarter ended March 31, 2012, compared to the prior-year period. The increase in consumer orders was driven primarily by the timing of the U.K. Mother's Day holiday, which occurred in the first quarter in 2012 but occurred in the second quarter in 2011. In 2011, approximately $14 million in revenues related to the U.K. Mother's Day holiday shifted into the second quarter. The increase was also driven by an increase in consumer order volume in the U.S. and the U.K. for the Valentine's Day holiday, partially offset by a 1% decrease in average order value for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011, due to an increased percentage of orders generated in the U.K. versus the U.S., as orders in the U.K. generally have lower average order values than the U.S.

FTD Cost of Revenues

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
FTD cost of revenues	$111,956	$100,370	$11,586	12%
FTD cost of revenues as a percentage of FTD revenues	63.5%	63.2%

        Excluding the favorable impact of foreign currency exchange rates of $0.7 million, FTD cost of revenues increased by $12.3 million, or 12%, compared to the prior-year period primarily due to higher consumer order volume. Cost of revenues as a percentage of revenues was negatively impacted by a greater percentage of orders generated in the U.K., as compared to the U.S., which generally have lower margins.

FTD Sales and Marketing

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
FTD sales and marketing	$28,714	$29,352	$(638)	(2)%
FTD sales and marketing expenses as a percentage of FTD revenues	16.3%	18.5%

        The decrease in FTD sales and marketing expenses was primarily due to the absence of television advertising in the first quarter of 2012, partially offset by increased marketing expenditures in the U.S. in addition to increases in the U.K. related to the timing of the U.K. Mother's Day holiday.

FTD Technology and Development

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
FTD technology and development	$2,797	$2,889	$(92)	(3)%
FTD technology and development expenses as a percentage of FTD revenues	1.6%	1.8%

        FTD technology and development expenses remained relatively consistent for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011.

FTD General and Administrative

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
FTD general and administrative	$8,900	$7,715	$1,185	15%
FTD general and administrative expenses as a percentage of FTD revenues	5.0%	4.9%

        The increase in FTD general and administrative expenses was primarily attributable to transaction costs related to a then-pending acquisition and increased legal and personnel-related expenses.

Content & Media Segment Results

Content & Media Revenues

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages and ARPU)
Products	$551	$—	$551	N/A
Services	25,786	32,529	(6,743)	(21)%
Advertising	13,108	15,784	(2,676)	(17)%

Total Content & Media Revenues	$39,445	$48,313	$(8,868)	(18)%

ARPU	$2.54	$2.47	$0.07	3%
Average pay accounts	3,389	4,380	(991)	(23)%

        The decrease in Content & Media services revenues was a result of a 23% decrease in our average number of pay accounts for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011, partially offset by a 3% increase in ARPU. The increase in ARPU was primarily attributable to an overall decrease in the percentage of pay accounts on discounted plans and a higher percentage of domestic pay accounts on shorter-term subscription plans, which have higher ARPUs, partially offset by a higher percentage of international pay accounts, which have lower ARPUs. In addition, Content & Media advertising revenues decreased due to a decrease in advertising revenues generated by our online loyalty marketing service due to a number of factors, including the loss of a major customer during the second half of 2011 as well as a decrease in segment active accounts. These decreases were partially offset by $0.6 million in Content & Media products revenues generated in the quarter ended March 31, 2012. We anticipate that Content & Media pay accounts and revenues will continue to decline year over year, at least in the near term.

Content & Media Cost of Revenues

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$8,248	$9,038	$(790)	(9)%
Content & Media cost of revenues as a percentage of Content & Media revenues	20.9%	18.7%

        The decrease in Content & Media cost of revenues was primarily due to a $0.5 million decrease in credit card-related fees due to a decrease in pay accounts and a $0.4 million decrease in the cost of points earned by members of our online loyalty marketing service due to a decrease in advertising revenues.

Content & Media Sales and Marketing

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$14,119	$15,406	$(1,287)	(8)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	35.8%	31.9%

        The decrease in Content & Media sales and marketing expenses was the result of $2.6 million in marketing costs related to television advertising supporting the launch of the Memory Lane website in the quarter ended March 31, 2011, a $1.5 million decrease in personnel- and overhead-related costs and a $0.3 million decrease in marketing costs to acquire new online loyalty marketing members. These decreases were partially offset by a $3.1 million increase in marketing costs primarily related to online marketing costs to acquire new online nostalgia members.

Content & Media Technology and Development

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media technology and development	$4,409	$5,593	$(1,184)	(21)%
Content & Media technology and development expenses as a percentage of Content & Media revenues	11.2%	11.6%

        The decrease in Content & Media technology and development expenses was the result of a decrease in personnel- and overhead-related expenses as a result of reduced headcount.

Content & Media General and Administrative

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media general and administrative	$5,395	$8,153	$(2,758)	(34)%
Content & Media general and administrative expenses as a percentage of Content & Media revenues	13.7%	16.9%

        The decrease in Content & Media general and administrative expenses was primarily due to $2.3 million of reserves for legal settlements recorded in the quarter ended March 31, 2011 and a $0.6 million decrease in personnel- and overhead-related costs.

Content & Media Restructuring and Other Exit Costs

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media restructuring and other exit costs	$(63)	$—	$(63)	N/A

        Content & Media restructuring and other exit costs for the quarter ended March 31, 2012 related to the reversal of accrued employee termination benefits.

Communications Segment Results

Communications Revenues

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages and ARPU)
Products	$297	$—	$297	N/A
Services	21,068	27,879	(6,811)	(24)%
Advertising	5,395	6,819	(1,424)	(21)%

Total Communications Revenues	$26,760	$34,698	$(7,938)	(23)%

ARPU	$8.99	$9.33	$(0.34)	(4)%
Average number of dial-up Internet access pay accounts	468	650	(182)	(28)%

        The decrease in Communications services revenues was primarily due to a 28% decrease in our average number of dial-up Internet access pay accounts for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011, as well as a 4% decrease in ARPU. The decrease in ARPU is attributable to a higher percentage of pay accounts on lower-priced or discounted subscription plans or services. The decrease in Communications advertising revenues was primarily due to the decrease in active accounts. These decreases were partially offset by $0.3 million of products revenues related to the sale of 4G mobile broadband devices. We anticipate that Communications pay accounts and revenues will continue to decline year over year.

Communications Cost of Revenues

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Communications cost of revenues	$7,687	$9,172	$(1,485)	(16)%
Communications cost of revenues as a percentage of Communications revenues	28.7%	26.4%

        The decrease in Communications cost of revenues was due to a $0.7 million decrease in telecommunications, customer support and billing-related costs due to a decrease in dial-up Internet access accounts, a $0.4 million decrease in costs associated with our DSL service, and a $0.4 million decrease in costs associated with our advertising network. These decreases were partially offset by $0.4 million of costs associated with our 4G mobile broadband service. We anticipate that Communications cost of revenues will increase in 2012 as compared to 2011 due to the costs that will be incurred in connection with the 4G mobile broadband service.

Communications Sales and Marketing

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Communications sales and marketing	$3,908	$3,333	$575	17%
Communications sales and marketing expenses as a percentage of Communications revenues	14.6%	9.6%

        The increase in Communications sales and marketing expenses was attributable to $2.1 million in sales and marketing costs associated with the launch of our 4G mobile broadband service. This increase was partially offset by a $0.9 million decrease in personnel- and overhead-related expenses primarily as a result of reduced headcount and a $0.7 million decrease in advertising, promotion and distribution costs primarily related to our dial-up Internet access services. We anticipate that Communications sales and marketing costs will increase in 2012 as compared to 2011 due to the promotion of the 4G mobile broadband service.

Communications Technology and Development

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Communications technology and development	$1,944	$1,843	$101	5%
Communications technology and development expenses as a percentage of Communications revenues	7.3%	5.3%

        The increase in Communications technology and development expenses was primarily due to an increase in personnel- and overhead-related expenses.

Communications General and Administrative

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Communications general and administrative	$2,864	$3,191	$(327)	(10)%
Communications general and administrative expenses as a percentage of Communications revenues	10.7%	9.2%

        The decrease in Communications general and administrative expenses was primarily due to a $0.2 million decrease in personnel- and overhead-related costs as a result of reduced headcount.

Communications Restructuring and Other Exit Costs

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$(8)	$534	$(542)	(101)%

        Communications restructuring and other exit costs for the quarter ended March 31, 2011 were primarily related to employee termination costs.

Unallocated Corporate Expenses

	Quarter Ended March 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Unallocated corporate expenses	$6,306	$8,653	$(2,347)	27%

        The decrease in unallocated corporate expenses, excluding depreciation and amortization of intangible assets, was primarily due to a $2.2 million decrease in personnel- and overhead-related costs.

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

        Our total cash and cash equivalents balance increased by $1.6 million, or 1%, to $137.7 million at March 31, 2012, compared to $136.1 million at December 31, 2011. Our summary cash flows for the quarters ended March 31, 2012 and 2011 were as follows (in thousands):

	Quarter Ended March 31,
	2012	2011
Net cash provided by operating activities	$16,875	$27,739
Net cash used for investing activities	$(4,660)	$(8,301)
Net cash used for financing activities	$(11,978)	$(15,316)

Quarter Ended March 31, 2012 compared to Quarter Ended March 31, 2011

        Net cash provided by operating activities decreased by $10.9 million, or 39%, for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in working capital, including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, deferred taxes, and tax benefits (shortfalls) from equity awards. The decrease in net cash provided by operating activities was due to a $6.1 million decrease in net income, adjusted for non-cash items primarily related to deferred taxes as well as a $4.7 unfavorable change in working capital. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities decreased by $3.6 million, or 44%, for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011. The decrease was primarily due to a $2.9 million decrease in purchases of property and equipment and a $0.7 million decrease in purchases of rights, content and intellectual property related to our online nostalgia services.

        Capital expenditures for the quarter ended March 31, 2012 totaled $4.2 million. We currently anticipate that our total capital expenditures for 2012 will be in the range of $25 million to $30 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities decreased by $3.3 million, or 22%, for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011. Repurchases of common stock for the quarter ended March 31, 2012 decreased by $4.1 million, compared to the quarter ended March 31, 2011. Additionally, we repaid $0.7 million on the outstanding Credit Agreement in the quarter ended March 31, 2012.

        The payment of dividends and dividend equivalents is a cash outflow from financing activities. In January 2012, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The dividend was paid on February 29, 2012 and totaled $9.3 million, including dividend equivalents paid on nonvested restricted stock units. In April 2012, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is May 14, 2012 and the dividend will be paid on May 31, 2012. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, we repurchased a total of $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. We did not make any repurchases under the Program during the year ended December 31, 2011 or the quarter ended March 31, 2012 and, at March 31, 2012, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units and stock awards we grant to employees. In general, we currently do not collect the applicable required employee withholding taxes from employees upon vesting of restricted stock units and upon the issuance of stock awards. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the quarters ended March 31, 2012 and 2011 were $2.1 million and $6.2 million, respectively, for which we withheld 0.4 million and 0.9 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting and stock awards being issued during the period.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least in the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, both contractual payments and optional prepayments on the outstanding balance under the Credit Agreement; dividend payments, if declared by United Online, Inc.'s Board of Directors; the development and/or acquisition of other services, businesses or technologies; the repurchase of our common stock underlying restricted stock units and stock awards to pay the required employee withholding taxes due on vested restricted stock units and stock awards issued; the repurchase of our common stock under the Program; future capital expenditures; and future acquisitions of intangible assets, including rights, content and intellectual property.

        Under the terms of the Credit Agreement, FTD Group, Inc., a subsidiary of United Online, Inc., is generally restricted from transferring funds and other assets to United Online, Inc., with certain exceptions including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations) which may be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the Credit Agreement are satisfied. These restrictions have resulted in restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group, Inc. and its subsidiaries totaling $260.1 million at March 31, 2012. The Credit Agreement also includes provisions which require us to make debt prepayments in the event that we generate consolidated excess cash flow, as defined in the Credit Agreement, on an annual basis commencing in April 2013 for fiscal year 2012. The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to fulfill our debt service obligations, at least in the next twelve months. FTD Group, Inc. was in compliance with all covenants under the Credit Agreement at March 31, 2012.

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

Contractual Obligations

        Contractual obligations at March 31, 2012 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest	$349,515	$15,346	$30,436	$34,303	$269,430
Member redemption liability	21,927	17,511	4,416	—	—
Noncancelable operating leases	35,952	13,056	15,113	5,050	2,733
Services and promotional contracts	7,997	5,621	2,352	24	—
Telecommunications purchases	3,395	3,176	219	—	—
Media purchases	2,484	2,484	—	—	—
Floral-related purchases	6,155	6,155	—	—	—
Other liabilities	3,000	194	2,166	190	450

Total	$430,425	$63,543	$54,702	$39,567	$272,613

        Commitments under letters of credit at March 31, 2012 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years
Letters of credit	$1,309	$1,051	$258

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

Off-Balance Sheet Arrangements

        At March 31, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash and cash equivalents and the outstanding balance of the Credit Agreement. The interest rate set forth in the Credit Agreement for the Term Loan and the Revolving Credit Facility is either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the Term Loan). In March 2012, FTD Group, Inc. entered into forward starting interest rate cap instruments based on 3-month LIBOR that are effective from January 2015 to June 2018 and have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on the outstanding borrowings under the Credit Agreement. The gains or losses on the instruments are reported in other comprehensive income to the extent that they are effective and will be reclassified into earnings when the expected future cash flows, beginning in January 2015 through June 2018 and attributable to future 3-month LIBOR interest payments, are recognized in earnings. A 100 basis point increase in LIBOR rates would result in an estimated annual increase in our interest expense related to the outstanding debt under the Credit Agreement of approximately $0.6 million.

        While we do not currently maintain any short-term investments, we still maintain deposits, which are classified as cash equivalents. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates.

Foreign Currency Exchange Risk

        We transact business in foreign currencies, and we are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP"), the Euro ("EUR") and the Indian Rupee ("INR") and, to a much lesser extent, the Swedish Krona ("SEK"), the Swiss Franc ("CHF") and the Canadian Dollar ("CAD"), which may result in gains or losses reported in our results of operations. The volatilities in GBP, EUR, INR, SEK, CHF, and CAD (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the trend in currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and net income. A 1% adverse change in overall foreign currency exchange rates over an entire year would not have a material impact on estimated annual revenues and estimated annual income before income taxes. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income, net, in the unaudited condensed consolidated statements of operations.

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At March 31, 2012, the notional value of open forward foreign currency exchange contracts accounted for as net investment and cash flow hedges totaled $2.8 million and $5.3 million, respectively.

        Periodically, we enter into forward foreign currency exchange contracts which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At March 31, 2012, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $6.7 million. We may, in the future, also use other derivative financial instruments, if it is determined that such hedging activities are appropriate to reduce risk.

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

Changes in Internal Control Over Financial Reporting

        During the quarter ended March 31, 2012, the Company completed the implementation of a new consolidation system. The system change was made to improve the efficiency of the consolidation process and related financial reporting and was not the result of any identified deficiencies in the previous consolidation system. As part of the implementation, the Company modified internal controls where necessary due to the system change. Excluding the consolidation system implementation, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In October 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. In December 2008, Xavier Vasquez filed a purported class action complaint against Classmates Online, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs are seeking injunctive relief and damages. In April 2009, the United States District Court of the Western District of Washington consolidated the Michaels and the Vasquez actions and designated the Michaels action as the lead case. In March 2010, the parties entered into a comprehensive class action settlement agreement. In February 2011, the court denied final approval of such settlement agreement. In March 2011, the parties entered into a revised settlement agreement and, in July 2011, the court issued an order granting preliminary approval of the revised settlement agreement. The parties subsequently modified the settlement agreement in August 2011. A hearing on plaintiffs' motion for final approval of the revised settlement agreement was held in December 2011. The parties are awaiting the court's ruling on that motion.

        On March 6, 2012, Hope Kelm, Barbara Timmcke, Regina Warfel, Brett Reilly, Juan M. Restrepo and Jennie H. Pham filed a purported class action complaint in United States District Court, District of Connecticut, against the following defendants: (i) Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corporation, Citigroup, Inc., and Citibank, N.A. (collectively, the "Credit Card Company Defendants"); (ii) 1-800-Flowers.com, Inc., United Online, Inc., Memory Lane, Inc., Classmates International, Inc., FTD Group, Inc., Days Inns Worldwide, Inc., Wyndham Worldwide Corporation, PeopleFindersPro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InterActiveCorp, and Shoebuy.com, Inc. (collectively, the "E-Merchant Defendants"); and (iii) Trilegiant Corporation, Inc. ("Trilegiant"), Affinion Group, LLC ("Affinion") and Apollo Global Management, LLC ("Apollo"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act against all defendants, and aiding and abetting violations of such act against the Credit Card Company Defendants; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes against the Credit Card Company Defendants; (3) violations of the Electronic Communications Privacy Act against Trilegiant, Affinion and the E-Merchant Defendants, and aiding and abetting violations of such act against the Credit Card Company Defendants; (4) violations of the Connecticut Unfair Trade Practices Act against Trilegiant, Affinion, Apollo, and the E-Merchant Defendants, and aiding and abetting violations of such act against the Credit Card Company Defendants; (5) violation of California Business and Professions Code section 17602 against Trilegiant, Affinion, Apollo, and the E-Merchant Defendants; and (6) unjust enrichment against all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        On March 15, 2012, Debra Miller and William Thompson filed a purported class action complaint in United States District Court, District of Connecticut, against the following defendants: (i) Trilegiant, Affinion, Apollo, Vertrue, Inc., Webloyalty.com, Inc., and Adaptive Marketing, LLC (collectively, the "Membership Companies"); (ii) 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., IAC/Interactivecorp, Inc.,

Memory Lane, Inc., Peoplefinderspro, Inc., Rakuten USA, Inc., Shoebuy.com, Inc., United Online, Inc., Wells Fargo & Company, and Wyndham Worldwide Corporation (collectively, the "Marketing Companies"); and (iii) Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., and Citibank, N.A. (collectively, the "Credit Card Companies"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act against all defendants, and aiding and abetting violations of such act against the Credit Card Companies; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes against the Credit Card Companies; (3) violations of the Electronic Communications Privacy Act against the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act against the Credit Card Companies; (4) violations of the Connecticut Unfair Trade Practices Act against the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act against the Credit Card Companies; (5) violation of California Business and Professions Code section 17602 against the Membership Companies and the Marketing Companies; and (6) unjust enrichment against all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

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

        We record a liability when we believe that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. We evaluate, at least quarterly, developments in our legal matters that could affect the amount of liability that has been previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. We may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At March 31, 2012, we had a reserve of $4.7 million for a pending legal settlement. With respect to the other legal matters described above, we have determined, based on our current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations, or cash flows.

ITEM 1A.    RISK FACTORS

        The risk factors set forth below are substantially the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2011.

RISKS RELATING TO OUR BUSINESS GENERALLY

Current or future economic conditions may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        Economic conditions in the U.S. and the European Union have been depressed and may remain challenging for the foreseeable future. Our products and services are discretionary and dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to, among other factors, the general economic climate, the consumers' levels of disposable income, consumer debt, and overall consumer confidence. The continuing economic conditions have adversely impacted certain aspects of our businesses in a number of ways, including reduced demand, more aggressive pricing for similar products and services by our competitors, decreased spending by advertisers, increased credit risks, increased credit card failures, a loss of customers, and increased use of discounted pricing for certain of our products and services. It is likely that these and other factors will continue to adversely impact our businesses, at least in the near term. The continuing economic conditions may adversely impact our key vendors. Such economic conditions and decreased consumer spending have, in certain cases, resulted in, and may in the future result in, a variety of negative effects such as a reduction in revenues, increased costs, lower gross margin and operating margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, increased provisions for excess and obsolete inventories, and recognition of impairments of assets, including goodwill and other intangible and long-lived assets. Any of the above factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

New business initiatives, products, services, features, applications, or functionality may not be successful, which could adversely impact our key metrics and financial results.

        We have expended, and may continue to expend, significant resources in developing and implementing new business initiatives, products, services, features, applications, and functionality, such as those related to the NetZero 4G mobile broadband service and our high school yearbook initiatives related to the Classmates website. Such development and implementation involves a number of uncertainties, including unanticipated delays and expenses and technological problems. New business initiatives, products, services, features, applications, or functionality also may not be accepted by consumers or commercially successful. We cannot assure you that we will be successful in such development and implementation efforts, including those related to the NetZero 4G mobile broadband service or our high school yearbook initiatives, or that any new business initiatives, products, services, features, applications, or functionality will be accepted by consumers or commercially successful. If our development and implementation efforts are not successful, or such new initiatives, products, services, features, applications, or functionality are not accepted by consumers or commercially successful, our key metrics and financial results could be materially and adversely impacted.

Our marketing efforts may not be successful, which could increase our costs and adversely impact our key metrics and financial results.

        We spend significant resources marketing our brands, products and services. We rely on relationships with a wide variety of third parties, including Internet search providers, Internet advertising networks, co-registration partners, retailers, distributors, and direct marketers, to promote or distribute our products and services. In addition, in connection with the launch of new products or services, such as those related to the NetZero 4G mobile broadband service, we may spend a significant amount on their marketing, including through television advertising. If our marketing activities are inefficient or unsuccessful, or if important third-party relationships become more expensive or unavailable, our key metrics and financial results could be materially and adversely impacted.

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

        Various governmental agencies have in the past, and may in the future, assert claims, institute legal actions, inquiries or investigations, or impose obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancelation, refund, or disclosure practices. The Federal Trade Commission and certain state agencies have investigated Internet companies, including us, in connection with consumer protection and privacy matters. In addition, we have received civil investigative demands and subpoenas, as applicable, from the Federal Trade Commission and the Attorneys General of various states, primarily regarding their respective investigations into certain former post-transaction sales practices and certain of our marketing, billing and renewal practices. We have been cooperating with these investigations. However, the outcome of these or any other governmental investigations or their potential implications for our business are uncertain. We may not prevail in existing or future claims and any judgment against us or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices. For example, in 2010, Memory Lane, Inc. (then known as Classmates Online, Inc.) and FTD, Inc. paid $960,000 and $640,000, respectively, to resolve an investigation of the Attorney General for the State of New York related to their former post-transaction sales practices. Defending against lawsuits, inquiries and investigations also involves significant expense and diversion of management's attention and resources from other matters. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures could result in changes to our business practices as well as significant fines, penalties or assessments, which could decrease our revenues or increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies or private parties, or we are required to pay significant sums, including damages, fines, penalties, or assessments, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

  •
  potentially longer accounts receivable collection cycles;

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

        The consumer market for flowers and gifts is highly competitive and fragmented as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, and floral mass marketers. The floral network services market is highly competitive as well, and retail florists and supermarkets may choose from a variety of providers that offer similar products and services. In the U.S., our key competitors in the consumer market include online, catalog and specialty floral and gift retailers and mass market retailers with floral departments, including such companies as 1-800-FLOWERS.COM, Inc., Proflowers.com and Teleflora. Our key competitors in the U.S. floral network services market include providers of online or e-commerce services, retailers and wholesalers of floral-related products and other floral network services, such as Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM, Inc. International key competitors include mass market retailers, including Asda, Marks & Spencer, NEXT, and Waitrose/John Lewis, as well as other floral network services and online, catalog and specialty gift retailers, such as eFlorist (previously known as Teleflorist) and Serenata Flowers.

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

        We compete with numerous providers of broadband services as well as other dial-up Internet access providers. Our principal competitors for 4G mobile broadband and DSL services include, among others, local exchange carriers such as AT&T and Verizon, wireless and satellite service providers, and cable service providers. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. Many broadband providers, including cable companies and local exchange carriers, bundle their offerings with telephone, entertainment or other services, which may result in lower prices than standalone services. Certain portions of the U.S., primarily rural areas, currently have limited or no access to broadband services. However, the U.S. government has indicated its intention to provide broadband services to such rural areas. Such expansion of the availability of broadband services will increase the competition for Internet access subscribers in such areas and will likely adversely affect our business. In addition to competition from broadband providers, competition among dial-up Internet access service providers is intense and neither our pricing nor our features provides us with a significant competitive advantage, if any, over certain of our dial-up Internet access competitors. We expect that competition, particularly with respect to price, both for broadband as well as dial-up Internet access services, will continue. We also expect that our dial-up Internet access subscriber base will continue to decrease, potentially at an increasing rate, and that our broadband services will not experience significant growth.

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

        Most of our Communications revenues and profits come from our dial-up Internet access services. Our dial-up Internet access pay accounts and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for dial-up Internet access. Consumers continue to migrate to broadband access, primarily due to the faster connection and download speeds provided by broadband access. Advanced applications such as online gaming, music downloads and videos require greater bandwidth for optimal performance, which adds to the demand for broadband access. The pricing for basic broadband services has been declining as well, making it a more viable option for consumers. In addition, the popularity of accessing the Internet through tablets and mobile devices has been growing and may accelerate the migration of consumers away from dial-up Internet access. The number of dial-up Internet access pay accounts has been adversely impacted by both a decrease in the number of new pay accounts signing up for our services as well as the impact of subscribers canceling their accounts, which we refer to as "churn." Churn has increased from time to time and may increase in the future. A number of our dial-up Internet access pay accounts are billed through "LEC" billing, pursuant to which the subscriber is billed through a local telephone company account rather than directly from us. We have been notified that certain telephone companies will be terminating their LEC billing arrangements in 2012, and if our dial-up Internet access pay accounts that are billed through such LEC billing arrangements terminate their subscriptions rather than select another method of payment, we will experience an increase in our dial-up Internet access churn.

        We expect our dial-up Internet access pay accounts to continue to decline. As a result of expected continuing decreases in our dial-up Internet access pay accounts and, potentially, the average monthly revenue per pay account, we expect that our Communications services revenues, advertising revenues and the profitability of this segment will continue to decline over time. The rate of decline in Communications services revenues has accelerated in some periods and may continue to accelerate. Although we have been reducing our expenses in order to manage the profitability of our Communications segment, we will not be able to continue making the same level of expense reductions in the future. In addition, we anticipate increasing our marketing expenses in 2012 in connection with the launch of the NetZero 4G mobile broadband service, which is subject to a number of risks.

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

Our NetZero 4G mobile broadband service may not be commercially successful.

        We recently started to offer a mobile broadband service under the NetZero brand. However, the new service is subject to a number of uncertainties, including unanticipated delays and expenses and technological or other problems on our part as well as the third-party suppliers whose products and services are integral to the service. The new service also may not be accepted by consumers or commercially successful, especially given its dependence on Clearwire's limited coverage areas. Some of our prospective competitors have longer operating histories, greater name and brand recognition, larger user bases, wider coverage areas, and significantly greater financial, technical, sales, and marketing resources than we do. We cannot assure you that we will be successful in the development and implementation of the NetZero 4G mobile broadband service, or that the service will be commercially successful. Delays, additional expenses, the failure to develop and implement the service as planned, or the service's failure to be commercially successful, could materially and adversely impact our business, financial condition, results of operations, and cash flows.

Our Internet access business is dependent on the availability of telecommunications services and compatibility with third-party systems and products.

        Our Internet access business substantially depends on the availability, capacity, affordability, reliability, and security of our telecommunications networks. Only a limited number of telecommunications providers offer the network and data services we currently require, and we purchase most of our telecommunications services from a few providers. In addition, our NetZero 4G mobile broadband service is entirely dependent upon services acquired from Clearwire and is subject to its limited coverage areas. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, some telecommunications providers may cease to offer network services for certain less populated areas, which would reduce the number of providers from which we may purchase services and may entirely eliminate our ability to purchase services for certain areas. If we are unable to maintain, renew or obtain new agreements with telecommunications providers, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (b) Not applicable

(c) Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allowed us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From time to time, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. In April 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the Program, bringing the total amount authorized under the Program to $200 million. In December 2009, the Board of Directors again further extended the Program through December 31, 2010. From August 2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. There were no repurchases under the Program during the year ended December 31, 2011 or the quarter ended March 31, 2012 and, at March 31, 2012, the authorization remaining under the Program was $80.0 million.

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

        Common stock repurchases during the quarter ended March 31, 2012 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
January 2012	1	$5.68	—	$80,000
February 2012	376	$5.52	—	$80,000

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS

        See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2012	UNITED ONLINE, INC. (Registrant)
	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
10.1	2012 Management Bonus Plan	X		000-33367	5/4/2012
10.2	Amended and Restated United Online, Inc. Severance Benefit Plan	X		000-33367	5/4/2012
10.3	Post-Employment Consulting Agreement and General Release between the Registrant and Frederic A. Randall, Jr.	X		000-33367	5/4/2012
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/4/2012
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/4/2012
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/4/2012
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/4/2012
101.INS	XBRL Instance Document	X		000-33367	5/4/2012
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	5/4/2012
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	5/4/2012
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	5/4/2012
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	5/4/2012
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	5/4/2012