Form 10-Q
period 2012-06-30
UNITED ONLINE INC
filed 2012-08-06
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

        There were 90,636,780 shares of the Registrant's common stock outstanding at August 1, 2012.

UNITED ONLINE, INC.
INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2012

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; the Company's strategies, including the contemplated separation of the Company into separate, publicly-traded companies and the expected benefits of such transaction; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$111,436	$136,105
Accounts receivable, net of allowance for doubtful accounts	36,185	43,177
Inventories, net	11,197	8,832
Deferred tax assets, net	15,622	15,587
Other current assets	15,308	24,065

Total current assets	189,748	227,766
Property and equipment, net	57,808	62,460
Goodwill	473,936	458,818
Intangible assets, net	230,222	234,461
Other assets	13,358	12,852

Total assets	$965,072	$996,357

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$54,181	$64,649
Accrued liabilities	41,537	54,850
Member redemption liability	17,223	17,934
Deferred revenue	51,667	56,047
Current portion of long-term debt	—	2,650

Total current liabilities	164,608	196,130
Member redemption liability	4,335	4,519
Deferred revenue	1,954	1,868
Long-term debt, net of discounts	243,816	258,474
Deferred tax liabilities, net	43,624	44,098
Other liabilities	18,713	11,133

Total liabilities	477,050	516,222

Commitments and contingencies
Stockholders' equity:
Common stock	9	9
Additional paid-in capital	502,557	496,868
Accumulated other comprehensive loss	(34,589)	(35,393)
Retained earnings	20,045	18,651

Total stockholders' equity	488,022	480,135

Total liabilities and stockholders' equity	$965,072	$996,357

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Month Ended June 30,
	2012	2011	2012	2011
Revenues:
Products	$139,722	$145,832	$287,083	$274,918
Services	92,135	109,733	187,066	222,152

Total revenues	231,857	255,565	474,149	497,070
Operating expenses:
Cost of revenues—products	102,826	108,637	211,834	204,792
Cost of revenues—services	22,502	23,743	44,659	48,791
Sales and marketing	46,800	48,811	93,559	96,946
Technology and development	11,918	12,949	23,504	25,492
General and administrative	23,249	25,895	47,536	54,624
Amortization of intangible assets	7,537	7,598	14,846	15,343
Restructuring and other exit costs	85	143	14	677

Total operating expenses	214,917	227,776	435,952	446,665

Operating income	16,940	27,789	38,197	50,405
Interest income	213	283	451	832
Interest expense	(3,583)	(10,776)	(7,041)	(15,817)
Other income, net	567	166	771	1,705

Income before income taxes	14,137	17,462	32,378	37,125
Provision for income taxes	5,592	2,694	12,314	10,176

Net income	$8,545	$14,768	$20,064	$26,949

Income allocated to participating securities	(294)	(577)	(605)	(1,142)

Net income attributable to common stockholders	$8,251	$14,191	$19,459	$25,807

Basic net income per common share	$0.09	$0.16	$0.22	$0.29

Shares used to calculate basic net income per common share	90,478	88,507	90,136	87,965

Diluted net income per common share	$0.09	$0.16	$0.22	$0.29

Shares used to calculate diluted net income per common share	90,505	88,625	90,200	88,225

Dividends paid per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended June 30,		Six Months June 30,
	2012	2011	2012	2011
Net income	$8,545	$14,768	$20,064	$26,949
Other comprehensive income (loss):
Cash flow hedges:
Change in net losses on derivatives, net of tax of $(436) and $(467) for the quarter and six months ended June 30, 2012	(697)	—	(741)	—
Derivative settlement losses reclassified into earnings, net of tax of $(46) and $(28) for the quarter and six months ended June 30, 2012	75	—	45	—
Other hedges:
Changes in net gains (losses) on derivatives, net of tax of $24 and $(44) for the quarters ended June 30, 2012 and 2011 and $(16) and $(12) for the six months ended June 30, 2012 and 2011, respectively	34	(108)	(24)	(20)
Foreign currency translation	(4,053)	443	1,524	5,500

Other comprehensive income (loss)	(4,641)	335	804	5,480

Comprehensive income	$3,904	$15,103	$20,868	$32,429

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2011	89,423	$9	$496,868	$(35,393)	$18,651	$480,135
Exercises of stock options	2	—	5	—	—	5
Issuance of common stock through employee stock purchase plan	446	—	1,793	—	—	1,793
Vesting of restricted stock units	766	—	—	—	—	—
Repurchases of common stock	—	—	(2,144)	—	—	(2,144)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	—	—	(18,670)	(18,670)
Stock-based compensation	—	—	6,487	—	—	6,487
Tax shortfalls from equity awards	—	—	(452)	—	—	(452)
Other comprehensive income	—	—	—	804	—	804
Net income	—	—	—	—	20,064	20,064

Balance at June 30, 2012	90,637	$9	$502,557	$(34,589)	$20,045	$488,022

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$20,064	$26,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,727	28,330
Stock-based compensation	6,487	9,221
Provision for doubtful accounts receivable	1,122	1,366
Accretion of discounts and amortization of debt issue costs	634	1,052
Loss on extinguishment of debt	—	6,078
Deferred taxes, net	(3,129)	(538)
Tax benefits (shortfalls) from equity awards	(252)	13
Excess tax benefits from equity awards	(13)	(251)
Other	(339)	161
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	5,888	9,943
Inventories, net	(2,357)	2,451
Other assets	6,915	4,381
Accounts payable and accrued liabilities	(24,233)	(26,889)
Member redemption liability	(895)	(697)
Deferred revenue	(3,931)	(5,476)
Other liabilities	(1,840)	(5,817)

Net cash provided by operating activities	32,848	50,277

Cash flows from investing activities:
Purchases of property and equipment	(8,447)	(13,662)
Purchases of rights, content and intellectual property	(1,140)	(2,114)
Cash paid for acquisitions, net of cash acquired	(11,355)	—
Purchases of investments	(65)	—
Proceeds from sales of investments	374	—

Net cash used for investing activities	(20,633)	(15,776)

Cash flows from financing activities:
Proceeds from term loan	—	261,325
Payments on term loans	(17,663)	(264,625)
Payments for debt issue costs	—	(30)
Proceeds from exercises of stock options	5	24
Proceeds from employee stock purchase plans	1,793	2,349
Repurchases of common stock	(2,144)	(6,330)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	(18,670)	(18,684)
Excess tax benefits from equity awards	13	251

Net cash used for financing activities	(36,666)	(25,720)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(218)	2,399
Change in cash and cash equivalents	(24,669)	11,180
Cash and cash equivalents, beginning of period	136,105	100,264

Cash and cash equivalents, end of period	$111,436	$111,444

Supplemental disclosure of non-cash investing and financing activities:
Decrease in dividend equivalents payable on restricted stock units	$—	$(174)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. (together with its subsidiaries, "United Online" or the "Company"), through its operating subsidiaries, is a leading provider of consumer products and services over the Internet under a number of brands, including FTD, Interflora, Flying Flowers, Flowers Direct, Drake Algar, Memory Lane, Classmates, schoolFeed, StayFriends, MyPoints, and NetZero. The Company reports its business in three reportable segments: FTD, Content & Media and Communications. The Company's FTD segment provides floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services. The Company's Content & Media segment provides online nostalgia products and services and online loyalty marketing services. The Company's primary Communications service is Internet access. On a combined basis, the Company's web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

        The Company's corporate headquarters are located in Woodland Hills, California, and the Company also maintains offices in Downers Grove, Illinois; Centerbrook, Connecticut; Medford, Oregon; Sleaford, England; Quebec, Canada; Seattle, Washington; San Mateo, California; Erlangen, Germany; Berlin, Germany; San Francisco, California; Schaumburg, Illinois; Fort Lee, New Jersey; and Hyderabad, India.

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet information at December 31, 2011 was derived from the Company's audited consolidated financial statements, filed on February 28, 2012 with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, but does not include all of the disclosures required by GAAP.

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

        Service revenues for the Company's online nostalgia services and for its Communications services are derived primarily from fees charged to pay accounts and are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. The Company's pay accounts generally pay in advance for their services by credit card, PayPal or check, and revenues are then recognized ratably over the service period. Advance payments from pay accounts are recorded on the consolidated balance sheets as deferred revenue. The Company offers alternative payment methods to credit cards for certain Communications pay service plans. These alternative payment methods currently include use of automated clearing-house, payment by personal check or money order, or payment through a local telephone company. In circumstances where payment is not received in advance, revenues are only recognized if collectibility is also reasonably assured. The Company's Communications product revenues are generated from the sale of 4G mobile broadband devices and the related shipping and handling fees upon delivery of such devices. Sales of 4G mobile broadband devices bundled with free or paid service plans are allocated using the relative selling price method in accordance with the multiple-element arrangement provisions of ASC 605. The selling prices of the Company's 4G mobile broadband service plans are determined by vendor specific objective evidence, which is based upon the monthly stand-alone selling price of each plan. The selling prices of 4G mobile broadband devices and free service plans are determined by management's best estimate of selling price, which considers market and economic conditions, internal costs, pricing, and discounting practices.

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

        Inventories—Inventories consist of finished goods, including floral-related inventories, gift cards related to the Company's member redemption liability, 4G mobile broadband devices, and modems. Inventories are stated at the lower of cost or market value. Inventories are valued using the first-in-first-out ("FIFO") method, with the exception of domestic floral-related inventory, which is valued using the weighted-average cost method. The Company's management regularly reviews inventory quantities on hand and, if necessary, records a provision for excess and obsolete inventory based primarily on the age of the inventory and forecasts of product demand.

        Fair Value of Financial Instruments—ASC 820, Fair Value Measurements and Disclosures, establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). In accordance with ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company will be required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate their carrying amounts because of their short-term nature. Derivative instruments are recognized in the consolidated balance sheets at their fair values based on third-party quotes. Long-term debt is carried at amortized cost. However, the Company is required to estimate the fair value of long-term debt under ASC 825, Disclosures about Fair Value of Financial Instruments, based on the discounted cash flow method.

        The Company measures its contingent consideration liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. Changes in the fair value of the contingent consideration can result from changes to one or multiple inputs, including adjustments to the discount rate, changes in the estimated number of daily registrations, changes in the growth rate percentages, or changes in the assumed conversion rate to paying subscribers. The Company will review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the future fair value estimate could differ from the initial estimate.

Recent Accounting Pronouncements

        Testing Indefinite-Lived Intangible Assets for Impairment—In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, as codified in ASC 350, Intangibles—Goodwill and Other. The amendments in this update allow an entity to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity choosing to perform the qualitative assessment would need to identify and consider those events and circumstances that, individually or in the aggregate, most significantly affect an indefinite-lived intangible asset's fair value. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this update are effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. The Company performs its annual impairment assessment in the fourth quarter and expects to adopt this update in the quarter ending December 31, 2012. The Company does not expect this update to have a material impact on its consolidated financial statements.

2. ACQUISITIONS

schoolFeed, Inc.

        On June 8, 2012 (the "Closing Date"), Memory Lane, Inc. ("Memory Lane"), a subsidiary of United Online, Inc., completed the acquisition of schoolFeed, Inc. ("schoolFeed"), owner of the schoolFeed Facebook app. Memory Lane acquired all of the issued and outstanding capital stock of schoolFeed from the stockholders for consideration of $7.5 million in cash upon closing and a maximum of $27.5 million of contingent consideration payments payable upon the achievement of certain performance objectives. The acquisition is expected to enrich the Classmates business domestically and its StayFriends business internationally by providing the opportunity for our members to reconnect and interact with more of their high school friends and acquaintances.

        The contingent consideration payments are calculated based on the number of individuals who (i) install the schoolFeed Facebook app or register for schoolFeed via the schoolFeed registration process and (ii) the number of eligible installations who convert to paying subscribers on Classmates.com, all subject to certain conditions. The contingent consideration will be measured based on three annual earn-out periods ending June 30, 2013, 2014 and 2015 and will be paid out on an annual basis shortly after the closing of each annual period. The range of the amounts the Company could pay under the contingent consideration arrangement is between $0 and $27.5 million. The fair value of the contingent consideration recognized on the Closing Date was estimated at $9.4 million using a Monte-Carlo simulation. The key assumptions include estimated probabilities of U.S. and other target market daily registrations, growth rates in the range of 0% to 18% for U.S. registrations and 0% to 14% for other target market registrations, conversion rates to paying subscribers on Classmates.com, and a discount rate of 19.5%.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

        The total cost of the schoolFeed acquisition was estimated to equal approximately $16.9 million based on fair values estimated at the Closing Date. The following table summarizes the components of the preliminary purchase price (in thousands):

Cash consideration	$7,500
Fair value of contingent consideration	9,397

Total fair value of consideration transferred	$16,897

        In connection with the acquisition, the Company incurred approximately $0.5 million in transaction-related costs, which are recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations.

        The preliminary purchase price for the acquisition was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the Closing Date, as summarized below (in thousands). The Company believes that the recorded fair values assigned to the assets acquired and the liabilities assumed were based on reasonable assumptions.

Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Cash and cash equivalents	$59
Other current assets (including accounts receivable)	78
Other non-current assets	8
Accounts payable and other liabilities	(153)
Deferred tax liabilities	(2,727)

Total net liabilities assumed	(2,735)

Intangible assets acquired:
Technology	2,800	5 years
Member relationships	2,400	5 years
Non-compete agreements	1,390	5 years
Trademarks and trade names	600	7 years

Total intangible assets acquired	7,190

Goodwill	12,442

Total purchase price	$16,897

        The acquisition of schoolFeed is expected to help to solidify Classmates' service as a premier online high school social media platform in the U.S. and to create an opportunity for Classmates to have a leading position on Facebook. These factors contributed to a purchase price in excess of the fair value of schoolFeed's net liabilities and, as a result, the Company has recorded goodwill in connection with this transaction. The goodwill is attributable to the synergies expected to arise after the acquisition and is included in the Content & Media segment. Goodwill acquired in connection with the acquisition of schoolFeed is not deductible for tax purposes. The weighted-average amortizable life of the definite-lived acquired intangible assets is 5.2 years. The purchase price allocation for the acquisition is

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

preliminary and may differ from the amount that will be ultimately paid based on the contingent consideration calculation described above. Any change in the fair value of the contingent consideration will be recorded in the consolidated statements of operations until the liability, which is recorded in other liabilities in the consolidated balance sheets, is settled. The Company's fair value estimates for the preliminary purchase price allocation may change during the allowable allocation period if additional information becomes available.

        schoolFeed's revenues and earnings for the period from the Closing Date through June 30, 2012 were immaterial.

        The following unaudited pro forma information assumes the schoolFeed acquisition occurred on January 1, 2011 (in thousands):

	Quarter Ended June 30,		Six Month Ended June 30,
	2012	2011	2012	2011
Revenues	$231,938	$255,565	$474,285	$497,070
Net income	$8,635	$14,376	$19,678	$25,768

        Net income reflects the following pro forma adjustments:

  (i)
  Amortization of acquired intangible assets based on the estimated fair values at the date of acquisition, net of tax; and

  (ii)
  Acquisition and integration costs incurred by the Company.

        The unaudited pro forma information is presented for illustrative purposes only and does not purport to be indicative of the results of future operations of the Company or of the results that would have actually been attained had the operations been combined during the periods presented.

Gifts Division of Flying Brands Limited

        On April 30, 2012, Interflora British Unit ("Interflora"), a subsidiary of United Online, Inc., acquired certain of the assets of the Gifts Division of Flying Brands Limited, including the Flying Flowers, Flowers Direct and Drake Algar businesses. Interflora paid approximately $3.9 million in cash at closing, of which $1.3 million was attributed to goodwill and $2.6 million was allocated to acquired intangible assets. The primary reason for the acquisition is to broaden Interflora's presence in the U.K. by bringing new florists into the Interflora network and also providing a retail corporate presence in London. This acquisition is not considered material for purposes of further disclosure. Goodwill acquired in connection with the acquisition of the Gifts Division of Flying Brands Limited is deductible for tax purposes. In connection with the acquisition, the Company incurred approximately $0.5 million in transaction-related costs, which are recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Quarter Ended June 30, 2012
	FTD	Content & Media	Communications	Total
Products	$137,905	$881	$936	$139,722
Services	29,622	24,067	19,945	73,634
Advertising	—	13,038	5,929	18,967

Total segment revenues	$167,527	$37,986	$26,810	$232,323

Segment income from operations	$22,661	$6,644	$8,566	$37,871

	Quarter Ended June 30, 2011
	FTD	Content & Media	Communications	Total
Products	$145,832	$—	$—	$145,832
Services	30,467	32,249	26,112	88,828
Advertising	—	15,178	6,167	21,345

Total segment revenues	$176,299	$47,427	$32,279	$256,005

Segment income from operations	$24,682	$9,208	$15,865	$49,755

	Six Months Ended June 30, 2012
	FTD	Content & Media	Communications	Total
Products	$284,069	$1,781	$1,233	$287,083
Services	59,905	49,853	41,013	150,771
Advertising	—	25,797	11,324	37,121

Total segment revenues	$343,974	$77,431	$53,570	$474,975

Segment income from operations	$46,741	$13,981	$18,931	$79,653

	Six Months Ended June 30, 2011
	FTD	Content & Media	Communications	Total
Products	$274,918	$—	$—	$274,918
Services	60,280	64,778	53,991	179,049
Advertising	—	30,962	12,986	43,948

Total segment revenues	$335,198	$95,740	$66,977	$497,915

Segment income from operations	$43,255	$19,331	$32,490	$95,076

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment revenues:
FTD	$167,527	$176,299	$343,974	$335,198
Content & Media	37,986	47,427	77,431	95,740
Communications	26,810	32,279	53,570	66,977

Total segment revenues	232,323	256,005	474,975	497,915
Intersegment eliminations	(466)	(440)	(826)	(845)

Consolidated revenues	$231,857	$255,565	$474,149	$497,070

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment operating expenses:
FTD	$144,866	$151,617	$297,233	$291,943
Content & Media	31,342	38,219	63,450	76,409
Communications	18,244	16,414	34,639	34,487

Total segment operating expenses	194,452	206,250	395,322	402,839
Depreciation	6,620	6,409	13,095	12,554
Amortization of intangible assets	7,888	7,869	15,632	15,776
Unallocated corporate expenses	6,423	7,688	12,729	16,341
Intersegment eliminations	(466)	(440)	(826)	(845)

Consolidated operating expenses	$214,917	$227,776	$435,952	$446,665

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment income from operations:
FTD	$22,661	$24,682	$46,741	$43,255
Content & Media	6,644	9,208	13,981	19,331
Communications	8,566	15,865	18,931	32,490

Total segment income from operations	37,871	49,755	79,653	95,076
Depreciation	(6,620)	(6,409)	(13,095)	(12,554)
Amortization of intangible assets	(7,888)	(7,869)	(15,632)	(15,776)
Unallocated corporate expenses	(6,423)	(7,688)	(12,729)	(16,341)

Consolidated operating income	$16,940	$27,789	$38,197	$50,405

        International revenues are primarily generated by the Company's operations in Europe. International revenues totaled $39.8 million and $101.8 million for the quarter and six months ended June 30, 2012, respectively. International revenues totaled $55.6 million and $105.4 million for the quarter and six months ended June 30, 2011, respectively.

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	June 30, 2012	December 31, 2011
United States	$61,312	$65,291
Europe	9,854	10,021

Total long-lived assets	$71,166	$75,312

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BALANCE SHEET COMPONENTS

Financing Receivables

        Credit quality of financing receivables was as follows (in thousands):

	June 30, 2012	December 31, 2011
Current	$12,696	$13,598
Past due	3,636	3,725

Total	$16,332	$17,323

        A significant majority of the past due financing receivables at June 30, 2012 and December 31, 2011 were 120 days or more past due. Financing receivables on nonaccrual status at June 30, 2012 and December 31, 2011 totaled $3.7 million and $3.8 million, respectively.

        The changes in allowance for credit losses related to financing receivables for the six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Balance at January 1	$3,655	$3,597
Current period provision	115	377
Write-offs charged against allowance	(255)	(337)

Balance at June 30	$3,515	$3,637

Other Current Assets

        Other current assets consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Prepaid expenses	$8,830	$11,334
Prepaid advertising and promotion expense	1,448	1,487
Prepaid floral catalog expenses	1,216	1,528
Income taxes receivable	1,069	5,704
Prepaid insurance	120	1,247
Other	2,625	2,765

Total	$15,308	$24,065

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BALANCE SHEET COMPONENTS (Continued)

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Employee compensation and related expenses	$17,897	$26,621
Non-income taxes payable	5,296	4,932
Income taxes payable	4,866	4,366
Reserve for pending legal settlement	4,323	4,830
Customer deposits	1,754	2,004
Accrued restructuring and other exit costs	744	4,151
Other	6,657	7,946

Total	$41,537	$54,850

5. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the six months ended June 30, 2012 were as follows (in thousands):

	FTD	Content & Media	Communications	Total
Balance at December 31, 2011:
Goodwill (excluding impairment charges)	$440,617	$124,712	$13,227	$578,556
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at December 31, 2011	326,617	124,712	7,489	458,818
Acquisition of schoolFeed, Inc.	—	12,442	—	12,442
Acquisition of Gifts Division of Flying Brands Limited	1,333	—	—	1,333
Foreign currency translation	1,347	(4)	—	1,343

Balance at June 30, 2012:
Goodwill (excluding impairment charges)	443,297	137,150	13,227	593,674
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at June 30, 2012	$329,297	$137,150	$7,489	$473,936

        During the quarter ended June 30, 2012, due to the sustained decline in the Company's market capitalization, the Company performed an interim quantitative goodwill impairment assessment for all of the Company's reporting units. Step one of the goodwill impairment test for each of the Company's reporting units resulted in the Company's determination that the fair value of each of the reporting units exceeded its respective carrying value, including goodwill. Accordingly, no impairment charges were recorded.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	June 30, 2012
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$103,234	$(94,819)	$8,415
Customer contracts and relationships	113,235	(75,798)	37,437
Trademarks and trade names	184,302	(21,128)	163,174
Software and technology	49,661	(36,996)	12,665
Rights, content and intellectual property	13,427	(4,896)	8,531

Total	$463,859	$(233,637)	$230,222

	December 31, 2011
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,854	$(93,613)	$7,241
Customer contracts and relationships	111,831	(67,199)	44,632
Trademarks and trade names	182,270	(20,230)	162,040
Software and technology	46,483	(32,768)	13,715
Rights, content and intellectual property	10,999	(4,166)	6,833

Total	$452,437	$(217,976)	$234,461

        The Company's acquired trademarks and trade names related to the acquisition by the Company of FTD Group, Inc. and its subsidiaries ("FTD") in August 2008 are indefinite-lived and, accordingly, there is no associated amortization expense or accumulated amortization. At June 30, 2012 and December 31, 2011, such trademarks and trade names after impairment and foreign currency translation adjustments totaled $156.9 million and $156.5 million, respectively.

6. LONG-TERM DEBT

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

        On June 10, 2011, FTD Group, Inc. repaid in full all outstanding indebtedness under the 2008 Credit Agreement. No penalties were paid in connection with such repayment. The repayment of

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

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

        The changes in the Company's debt balances, net of discounts, for the six months ended June 30, 2012 under the Credit Agreement were as follows (in thousands):

	Balance at December 31, 2011	Repayments of Debt	Accretion of Discounts	Balance at June 30, 2012
Credit Agreement, Term Loan	$261,124	$(17,663)	$355	$243,816
Credit Agreement, Revolving Credit Facility	—	—	—	—

Total	$261,124	$(17,663)	$355	$243,816

        Future minimum principal payments based upon scheduled mandatory debt payments under the Credit Agreement, excluding required repayments based on excess cash flows, were as follows at June 30, 2012 (in thousands):

			Year Ending December 31,
	Total Gross Debt	July-Dec 2012
			2013	2014	2015	2016	2017	Thereafter
Credit Agreement, Term Loan	$246,013	$—	$—	$—	$—	$—	$—	$246,013

        At June 30, 2012, the borrowing capacity under the Revolving Credit Facility, which was reduced by $2.0 million in outstanding letters of credit, was $48.0 million.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

        Commencing in 2013 for fiscal year 2012, subject to certain exceptions, FTD Group, Inc. will be required to make annual repayments of a portion of the Term Loan based on excess cash flow as defined in the Credit Agreement. During the quarter ended June 30, 2012, FTD Group, Inc. made a voluntary debt prepayment of $17.0 million, which has eliminated all future scheduled mandatory principal payments and is expected to eliminate the excess cash flow payment otherwise required to be paid in April 2013.

        Under the terms of the Credit Agreement, FTD Group, Inc. is generally restricted from transferring funds to United Online, Inc., with certain exceptions including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations) which may be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the Credit Agreement are satisfied. These restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group Inc. and its subsidiaries totaling $262.3 million and $262.1 million at June 30, 2012 and December 31, 2011, respectively, which exceeded 25% of the consolidated net assets of United Online, Inc. and its subsidiaries. FTD Group, Inc. was in compliance with all covenants under the Credit Agreement at June 30, 2012.

7. DERIVATIVE INSTRUMENTS

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

        The fair and notional values of outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Derivative Assets:
Interest rate caps	Other assets	$983	$—	$130,000	$—
Other derivative assets	Other current assets	$243	$372	$8,272	$6,069
Derivative Liabilities:
Other derivative liabilities	Accrued liabilities	$(337)	$(240)	$4,623	$5,228

        The effect of the Company's interest rate caps on accumulated other comprehensive loss was as follows (in thousands):

	Change in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest rate caps	$(618)	$—	$(926)	$—

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENTS (Continued)

        At June 30, 2012, the effective portion of the Company's interest rate caps before tax effect was $1.0 million, of which $0 is expected to be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

8. FAIR VALUE MEASUREMENTS

        The following table presents information about assets and liabilities that were required to be measured at fair value on a recurring basis (in thousands):

	June 30, 2012
Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value	Level 3 Fair Value
Assets:
Money market funds	$88,894	$78,905	$9,989	$—
Derivative assets	1,226	—	1,226	$—

Total	$90,120	$78,905	$11,215	$—

Liabilities:
Contingent consideration	$(9,397)	$—	$—	$(9,397)
Derivative liabilities	(337)	—	(337)	—

Total	$(9,734)	$—	$(337)	$(9,397)

	December 31, 2011
Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value
Assets:
Money market funds	$89,770	$89,770	$—
Derivative assets	372	—	372

Total	$90,142	$89,770	$372

Liabilities:
Derivative liabilities	$(240)	$—	$(240)

Total	$(240)	$—	$(240)

        The fair value of the contingent consideration was estimated using a Monte-Carlo simulation based on estimated probabilities of U.S. and other target market daily registrations, growth rates in the range of 0% to 18% for U.S. registrations and 0% to 14% for other target market registrations, conversion rates to paying subscribers on Classmates.com, and a discount rate of 19.5%.

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

summarizes the fair value estimates for long-term debt, net of discounts, as defined by ASC 825 (in thousands):

	June 30, 2012
		Estimated Fair Value
	Carrying Amount
		Total	Level 2
Long-term debt, net of discounts	$243,816	$243,756	$243,756

        The Company estimated the fair value of its long-term debt using Level 2 inputs based on quoted prices of comparable risk bonds using market prices and expected future interest rates based on quoted market rates from the U.S. dollar-denominated interest-rate swap curve.

9. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows United Online, Inc. to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, United Online, Inc. had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. There were no repurchases under the Program in the year ended December 31, 2011 or the six months ended June 30, 2012 and, at June 30, 2012, the authorization remaining under the Program was $80.0 million.

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay applicable required employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units or issuance of stock awards, the Company currently does not collect the applicable required employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the six months ended June 30, 2012 and 2011 were $2.1 million and $6.3 million, respectively, for which the Company withheld 0.4 million and 0.9 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued. For information regarding the common stock repurchases consummated during the quarter ended June 30, 2012, see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds," which appears elsewhere in this Quarterly Report on Form 10-Q.

Dividends

        Dividends are paid on shares of common stock outstanding as of the record date. In addition, dividend equivalents are generally paid on nonvested restricted stock units as of the record date.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

        In January and April 2012, the Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 29, 2012 and May 31, 2012 and totaled $9.3 million and $9.4 million, respectively, including dividend equivalents paid on nonvested restricted stock units.

        In July 2012, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is August 14, 2012 and the dividend will be paid on August 31, 2012.

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

10. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating expenses:
Cost of revenues-products	$(2)	$13	$6	$21
Cost of revenues-services	31	100	125	182
Sales and marketing	559	637	1,142	1,107
Technology and development	297	577	795	1,130
General and administrative	2,148	3,168	4,419	6,781

Total stock-based compensation	$3,033	$4,495	$6,487	$9,221

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

11. NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$8,545	$14,768	$20,064	$26,949
Income allocated to participating securities	(294)	(577)	(605)	(1,142)

Net income attributable to common stockholders	$8,251	$14,191	$19,459	$25,807

Denominator:
Weighted-average common shares	90,478	88,507	90,136	87,965

Add: Dilutive effect of non-participating securities	27	118	64	260

Shares used to calculate diluted net income per common share	90,505	88,625	90,200	88,225

Basic net income per common share	$0.09	$0.16	$0.22	$0.29

Diluted net income per common share	$0.09	$0.16	$0.22	$0.29

        The diluted net income per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the quarter and six months ended June 30, 2012 were 6.8 million and 6.2 million, respectively. Weighted-average antidilutive shares for the quarter and six months ended June 30, 2011 were 4.7 million and 3.9 million, respectively.

12. CONTINGENCIES—LEGAL MATTERS

        In October 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. In December 2008, Xavier Vasquez filed a purported class action complaint against Classmates Online, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs are seeking injunctive relief and damages. In April 2009, the United States District Court of the Western District of Washington consolidated the Michaels and the

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

Vasquez actions and designated the Michaels action as the lead case. In March 2010, the parties entered into a comprehensive class action settlement agreement. In February 2011, the court denied final approval of such settlement agreement. In March 2011, the parties entered into a revised settlement agreement and, in July 2011, the court issued an order granting preliminary approval of the revised settlement agreement. The parties subsequently modified the settlement agreement in August 2011. In June 2012, the District Court issued an order granting final approval of the settlement and certifying the class. In July 2012, four separate notices of appeal of the District Court order were filed with the United States Court of Appeals for the Ninth Circuit. None of the appeals has yet been resolved.

        On March 6, 2012, Hope Kelm, Barbara Timmcke, Regina Warfel, Brett Reilly, Juan M. Restrepo and Jennie H. Pham filed a purported class action complaint (the "Kelm Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corporation, Citigroup, Inc., and Citibank, N.A. (collectively, the "Credit Card Company Defendants"); (ii) 1-800-Flowers.com, Inc., United Online, Inc., Memory Lane, Inc., Classmates International, Inc., FTD Group, Inc., Days Inns Worldwide, Inc., Wyndham Worldwide Corporation, PeopleFindersPro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InterActiveCorp, and Shoebuy.com, Inc. (collectively, the "E-Merchant Defendants"); and (iii) Trilegiant Corporation, Inc. ("Trilegiant"), Affinion Group, LLC ("Affinion") and Apollo Global Management, LLC ("Apollo"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act against all defendants, and aiding and abetting violations of such act against the Credit Card Company Defendants; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes against the Credit Card Company Defendants; (3) violations of the Electronic Communications Privacy Act against Trilegiant, Affinion and the E-Merchant Defendants, and aiding and abetting violations of such act against the Credit Card Company Defendants; (4) violations of the Connecticut Unfair Trade Practices Act against Trilegiant, Affinion, Apollo, and the E-Merchant Defendants, and aiding and abetting violations of such act against the Credit Card Company Defendants; (5) violation of California Business and Professions Code section 17602 against Trilegiant, Affinion, Apollo, and the E-Merchant Defendants; and (6) unjust enrichment against all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        On March 15, 2012, Debra Miller and William Thompson filed a purported class action complaint (the "Miller Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Trilegiant, Affinion, Apollo, Vertrue, Inc., Webloyalty.com, Inc., and Adaptive Marketing, LLC (collectively, the "Membership Companies"); (ii) 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., IAC/Interactivecorp, Inc., Memory Lane, Inc., Peoplefinderspro, Inc., Rakuten USA, Inc., Shoebuy.com, Inc., United Online, Inc., Wells Fargo & Company, and Wyndham Worldwide Corporation (collectively, the "Marketing Companies"); and (iii) Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., and Citibank, N.A. (collectively, the "Credit Card Companies"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act against all defendants, and aiding and abetting violations of such act against the Credit Card Companies; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes against the Credit Card Companies; (3) violations of the Electronic Communications Privacy Act

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

against the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act against the Credit Card Companies; (4) violations of the Connecticut Unfair Trade Practices Act against the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act against the Credit Card Companies; (5) violation of California Business and Professions Code section 17602 against the Membership Companies and the Marketing Companies; and (6) unjust enrichment against all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        In April 2012, the Kelm Class Action and the Miller Class Action were consolidated with a related case under the case caption In re Trilegiant Corporation, Inc. The plaintiffs have been ordered to file a consolidated amended complaint by August 17, 2012.

        The Company has been cooperating with certain governmental authorities in connection with their respective investigations of its former post-transaction sales practices and certain other current or former business practices:

  •
  In 2010, FTD.com Inc. and Classmates Online, Inc. received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and Washington. The primary focus of the inquiry concerns certain post-transaction sales practices in which these subsidiaries previously engaged with certain third-party vendors. In the second quarter of 2012, the Company received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these subsidiaries for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. The Company has rejected the Multistate Work Group's offer but contemplates having discussions with the Multistate Work Group in an effort to reach a negotiated resolution. There can be no assurances as to the terms on which the Multistate Work Group and the Company may agree to settle this matter, or that any settlement of this matter may be reached. The Company is not able to reasonably estimate the amount of possible loss or range of loss that may arise, if any. In the event that the Multistate Work Group and the Company agree to settle this matter, or if no settlement is reached and there is an adverse judgment against the Company in connection with litigation filed by the Multistate Work Group against the Company, there could be a material adverse effect on the Company's financial position, results of operations and its cash flows.

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

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

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At June 30, 2012, the Company had a reserve of $4.3 million for a pending legal settlement. With respect to the other legal matters described above, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

13. SUBSEQUENT EVENT

        On August 1, 2012, United Online, Inc. announced that its Board of Directors has approved a preliminary plan to separate the Company into two independent, publicly-traded companies: FTD, which will include the domestic and international operations of the Company's FTD segment, and United Online, Inc., which will continue to operate the businesses of the Company's Content & Media and Communications segments. The transaction is expected to take the form of a tax-free pro rata distribution to stockholders of United Online, Inc. The transaction is subject to a number of conditions, including final approval by the Board of Directors of transaction specifics, and is expected to be completed within the next twelve months, targeting the first quarter of 2013. In addition, United Online, Inc. announced that it also is reviewing strategic alternatives for its Content & Media and Communications businesses, including the potential spin-off of the Content & Media segment as an additional separate, publicly-traded company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; the Company's strategies, including the contemplated separation of the Company into separate, publicly-traded companies and the expected benefits of such transaction; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward- looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        United Online, through its operating subsidiaries, is a leading provider of consumer products and services over the Internet under a number of brands, including FTD, Interflora, Flying Flowers, Flowers Direct, Drake Algar, Memory Lane, Classmates, schoolFeed, StayFriends, MyPoints, and NetZero.

        United Online, Inc. is a Delaware corporation, headquartered in Woodland Hills, California, that commenced operations in 2001 following the merger of dial-up Internet access providers NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno"). In 2004, our Internet access revenues began to decline and we began diversifying our business to include other consumer Internet offerings in an effort to provide new growth opportunities for the Company. In November 2004, we acquired Classmates Online, Inc. (whose name was changed to Memory Lane, Inc. in February 2011), a provider of online nostalgia services, and in April 2006, we acquired MyPoints.com, Inc. ("MyPoints"), a provider of online loyalty marketing services. In August 2008, we acquired FTD Group, Inc. (together with its subsidiaries, "FTD"), a provider of floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services under the FTD and Interflora brands. In April 2012, we acquired the Gifts Division of Flying Brands Limited, which includes the Flying Flowers, Flowers Direct and Drake Algar businesses. In June 2012, we acquired schoolFeed, Inc. ("schoolFeed"), owner of the schoolFeed Facebook app and a leading online high school social network that enables members to reconnect with their former classmates largely through Facebook.

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

        We generate revenues from three primary sources:

  •
  Products revenues.  Products revenues in our FTD segment are derived primarily from selling floral, gift and related products to consumers via our Internet websites and telephone numbers and, to a lesser extent, to our floral network members. Products revenues in our Content & Media segment are derived from the sale of yearbook reprints and related shipping and handling fees as well as revenues generated from reselling third party merchandise. Products revenues in our Communications segment are derived from the sale of 4G mobile broadband devices and the related shipping and handling fees.

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

Recent Developments

        On August 1, 2012, United Online, Inc. announced that its Board of Directors has approved a preliminary plan to separate the Company into two independent, publicly-traded companies: FTD, which will include the domestic and international operations of the Company's FTD segment, and United Online, Inc., which will continue to operate the businesses of the Company's Content & Media and Communications segments (the "FTD Spin-Off Transaction"). The FTD Spin-Off Transaction is expected to take the form of a tax-free pro rata distribution to stockholders of United Online, Inc. The transaction is subject to a number of conditions, including final approval by the Board of Directors of transaction specifics, and is expected to be completed within the next twelve months, targeting the first quarter of 2013. In addition, United Online, Inc. announced that it also is reviewing strategic alternatives for its Content & Media and Communications businesses, including the potential spin-off of the Content & Media segment as an additional separate, publicly-traded company (the "Additional Separation Transactions" and together with the FTD Spin-Off Transaction, the "Separation Transactions").

Segment Services

FTD

        FTD is a leading provider of floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services, in the U.S., Canada, the U.K., and the Republic of Ireland. The business uses the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo. FTD is a floral and gift mass marketer, which we refer to as FTD's consumer business, and a provider of floral network services, which we refer to as FTD's floral network business. These businesses are complementary, as the majority of floral orders generated by the consumer business are fulfilled and hand-delivered by the members of the FTD floral network, with the remaining orders delivered via direct shipment from third-party suppliers. FTD does not currently own or operate any retail locations with the exception of three retail locations in the U.K. FTD does not maintain significant physical inventory and generally does not bear the cost of warehousing its consumer product offerings, and FTD generally receives payment from consumers before paying florists or other third parties to fulfill product orders.

        Consumer Business.    FTD is a leading marketer of flowers and gift items to consumers. FTD operates in the U.S. and Canada, primarily through the www.ftd.com and www.ftd.ca websites and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily through the www.interflora.co.uk, www.flyingflowers.co.uk, www.flowersdirect.co.uk and www.interflora.ie websites and various telephone numbers. FTD also operates mobile websites for these same markets that are optimized for mobile devices with Internet connections. While floral arrangements and plants are FTD's primary offerings, FTD also markets and sells gift items, including jewelry, chocolates, stuffed animals, wine, fruit, bath and beauty products, and other gift baskets.

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

Content & Media

        Our Content & Media segment provides online nostalgia products and services under the Memory Lane, Classmates, schoolFeed, StayFriends, and Trombi brands. Our Content & Media services also include online loyalty marketing under the MyPoints brand.

        Online Nostalgia Services.    We operate our nostalgia services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Led by our Classmates.com website that serves the U.S. and Canada, our nostalgia services comprise a large and diverse population of users, with over 55 million registered accounts at June 30, 2012.

        Domestic.    Visitors to the Classmates website can experience a substantial amount of nostalgic content free of charge. Members with free accounts can use our search feature to locate individuals in our database or in our collection of yearbooks; post information and view information posted by other members; tag yearbook photos; and organize reunions and engage in other reunion-related activities. To learn who has visited his or her profile or yearbook or engage in the other premium features, a member is required to purchase an All-Access Pass, which is generally available for terms ranging from three months to two years. Revenues from our Classmates website are derived primarily from the sale of these subscriptions and, to a lesser extent, from advertising fees and other transactions on our website, including the sale of yearbook reprints.

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

Communications

        Our principal Communications pay service is dial-up Internet access, offered under the NetZero and Juno brands. We also offer 4G mobile broadband, DSL, email, Internet security services, and web hosting services. In total, we had 0.7 million Communications pay accounts at June 30, 2012, of which 0.5 million were access accounts and 0.2 million were pay accounts subscribed to our other Communications services, including email, Internet security and web hosting services. Most of our Communications revenues are derived from dial-up Internet access pay accounts.

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

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures are:

FTD Segment Metrics

        Consumer Orders.    We monitor the number of consumer orders for floral and gift products during a given period. Consumer orders are orders delivered during the period that originated in the U.S. and Canada, primarily from the www.ftd.com and www.ftd.ca websites and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily from the www.interflora.co.uk, www.flyingflowers.co.uk, www.flowersdirect.co.uk, and www.interflora.ie websites and various telephone numbers. The number of consumer orders is not adjusted for non-delivered orders that are refunded after the scheduled delivery date. Orders originating with a florist or other retail location for delivery to consumers are not included. The number of consumer orders received may fluctuate significantly from period to period due to seasonality resulting from the timing of key holidays; general economic conditions; fluctuations in marketing expenditures on initiatives designed to attract new and retain existing customers; changes in pricing for our floral, plant and gift products or competitive offerings; new or terminated partnerships; and changing consumer preferences, among other factors.

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

        Active Accounts.    We monitor the number of active accounts among our membership base. Content & Media segment active accounts are defined as the sum of all pay accounts as of the date presented; the monthly average for the period of all free accounts who have visited our domestic or international online nostalgia websites (excluding schoolFeed and The Names Database) at least once during the period; and the monthly average for the period of all online loyalty marketing members who have earned or redeemed points during such period. Communications segment active accounts include all Communications segment pay accounts as of the date presented combined with the number of free dial-up Internet access and email accounts that logged on to our services at least once during the preceding 31 days. Content & Media segment and Communications segment active accounts for the six-month, nine-month and annual periods, as applicable, are calculated as a simple average of the quarterly active accounts for each respective segment.

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

	Quarter Ended					Six Months Ended June 30,
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
						2012	2011
Consolidated:
Revenues (in thousands)	$231,857	$242,292	$217,921	$182,694	$255,565	$474,149	$497,070
FTD:
Segment revenues (in thousands)	$167,527	$176,447	$143,304	$108,747	$176,299	$343,974	$335,198
% of consolidated revenues	72%	73%	66%	60%	69%	73%	67%
Consumer orders (in thousands)	1,997	1,997	1,615	1,104	2,167	3,994	3,909
Average order value	$60.75	$62.91	$62.31	$63.46	$60.45	$61.83	$61.71
Average currency exchange rate: GBP to USD	1.58	1.58	1.57	1.61	1.63	1.58	1.62
Content & Media:
Segment revenues (in thousands)	$37,986	$39,445	$45,665	$44,070	$47,427	$77,431	$95,740
% of consolidated revenues	16%	16%	21%	24%	19%	16%	19%
Pay accounts (in thousands)	3,120	3,293	3,484	3,780	4,007	3,120	4,007
Segment churn	3.6%	3.9%	4.1%	3.9%	3.8%	3.7%	3.9%
ARPU	$2.50	$2.54	$2.60	$2.64	$2.60	$2.51	$2.54
Segment active accounts (in millions)	10.3	11.3	10.3	11.9	12.5	10.8	13.0
Average currency exchange rate: EUR to USD	1.28	1.31	1.35	1.41	1.44	1.30	1.40
Communications:
Segment revenues (in thousands)	$26,810	$26,760	$29,295	$30,260	$32,279	$53,570	$66,977
% of consolidated revenues	12%	11%	13%	17%	13%	11%	13%
Pay accounts (in thousands):
Access	467	498	535	577	622	467	622
Other	242	249	259	266	272	242	272

Total pay accounts	709	747	794	843	894	709	894
Segment churn	3.2%	3.4%	3.4%	3.4%	3.5%	3.3%	3.7%
ARPU	$8.97	$8.99	$9.09	$9.14	$9.28	$8.96	$9.29
Segment active accounts (in millions)	1.4	1.5	1.5	1.6	1.7	1.4	1.7

Critical Accounting Policies, Estimates and Assumptions

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired. Indefinite-lived intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. We account for goodwill and indefinite-lived intangible assets in accordance with Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and indefinite-lived intangible assets.

ASC 350 prohibits the amortization of goodwill and indefinite-lived intangible assets and requires us to test goodwill and indefinite-lived intangible assets for impairment at least annually at the reporting unit level.

        We test the goodwill of our reporting units and indefinite-lived intangible assets for impairment annually during the fourth quarter of our fiscal year and whenever events occur or circumstances change that would more likely than not indicate that the goodwill and/or indefinite-lived intangible assets might be impaired. Events or circumstances which could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key management or other personnel, significant changes in the manner of our use of the acquired assets or the strategy for the acquired business or our overall business, significant and sustained decline in market capitalization, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

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

Goodwill

        We operate in three reportable segments, in accordance with ASC 280, Segment Reporting, and we have identified five reporting units—FTD, Interflora, Memory Lane, MyPoints, and Communications—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by segment management. The goodwill related to our acquired businesses is specific to each reporting unit and the goodwill amounts are assigned as such.

        Testing goodwill for impairment involves a two-step quantitative process. However, prior to performing the two-step quantitative goodwill impairment test, we have the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to perform the two-step quantitative goodwill impairment test unless we have determined, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the two-step quantitative impairment test is required, the first step of the impairment test involves comparing the estimated fair values of each of our reporting units with their respective carrying values, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying value, including goodwill, then the carrying amount of the goodwill is compared with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

        During the quarter ended June 30, 2012, due to the sustained decline in our market capitalization, we performed an interim quantitative goodwill impairment assessment for all of our reporting units. Step one of our interim goodwill impairment test resulted in our determination that the fair values of our reporting units exceeded their carrying values, including goodwill. Accordingly, step two was not required. The estimated fair values substantially exceeded the carrying values for the Interflora, Memory Lane and Communications reporting units.

        The fair value of our FTD reporting unit exceeded its carrying value by approximately 3%. The amount of goodwill allocated to the FTD reporting unit at June 30, 2012 was $194.9 million. The inputs for the fair value calculations of our FTD reporting unit included a 4% growth rate to calculate the terminal value and a discount rate of 14.7%. In addition, we assumed modest revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical trends. Factors that have the potential to create variances in the estimated fair value of the FTD reporting unit include, but are not limited to, fluctuations in (i) forecasted sales volumes and average order values, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics and changes in consumer preferences; (ii) marketing costs to generate orders; (iii) product costs; and (iv) equity valuations of peer companies.

        The fair value of our MyPoints reporting unit adequately exceeded its carrying value. The amount of goodwill allocated to the MyPoints reporting unit at June 30, 2012 was $49.1 million. An increase or decrease of 100 basis points in the discount rate or the terminal growth rate for the MyPoints reporting unit would not have resulted in any goodwill impairment. Factors that have the potential to create variances in the estimated fair value of the MyPoints reporting unit include, but are not limited to, (i) fluctuations in forecasted sales volumes and gross margins, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics and changes in consumer preferences; (ii) our ability to retain and attract new advertisers and shoppers; (iii) fluctuations in our marketing costs to acquire new shoppers; and (iv) changes in equity valuations of peer companies.

        The estimated fair value for each reporting unit was determined using a combination of the income approach and the market approach. Under the income approach, a reporting unit's fair value is estimated based on the discounted cash flow method. The discounted cash flow method is dependent upon a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions. Under the market approach, using the guideline company method, a reporting unit's fair value is estimated based on multiples of the cash-free market value of invested capital to revenue and adjusted EBITDA of the guideline companies. Then, the valuation multiples are evaluated and applied to the reporting unit's operating data to calculate an estimate of fair value. The revenues and adjusted EBITDA multiples of the reporting units were selected based on a comparison of the reporting unit's operating performance and margins, among other factors, to those of the guideline companies. Adjusted EBITDA amounts excluded stock-based compensation expense for the reporting units and guideline companies.

        The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approaches used to determine the estimated fair value of our reporting units. We believe our analysis included sufficient tolerance for sensitivity in key assumptions. The determination of the fair value of our reporting units included a study of market comparables, including the selection of appropriate valuation multiples and discounted cash flow models based on our internal forecasts and projections. We believe the assumptions and rates used in our impairment assessment are reasonable, but they are judgmental, and variations in any assumptions could result in materially different calculations of fair value.

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

  Content & Media

        Products revenues consist of revenues generated from the sale of yearbook reprints and related shipping and handling fees as well as revenues generated from reselling third-party merchandise.

  Communications

        Products revenues consist of revenues generated from the sale of 4G mobile broadband devices and the related shipping and handling fees, less refunds.

Services Revenues

  FTD

        FTD services revenues consist of fees charged to its floral network members for access to the FTD and Interflora brands and the Mercury Man logo; access to the floral networks; credit card processing services; e-commerce website services; online advertising tools; clearing-house and order transmission services.

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

Content & Media

        Content & Media cost of revenues includes costs of points earned by members of our online loyalty marketing service; data center costs; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; amortization of content purchases; license fees; costs related to providing customer support; costs related to customer billing and billing support for our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; domain name registration fees; costs associated with the sale of yearbook reprints and the related shipping and handling costs; and costs related to the sale of third-party merchandise.

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

Interest Income

        Interest income consists primarily of earnings on our cash and cash equivalents and interest on long-term receivables, including those from FTD's technology system sales.

Interest Expense

        Interest expense consists of interest expense on our credit facilities, including accretion of discounts and amortization of debt issue costs, loss on extinguishment of debt, and interest expense relating to capital leases and our interest rate caps.

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

        Unaudited condensed consolidated information was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$231,857	$255,565	$474,149	$497,070
Operating expenses:
Cost of revenues	125,328	132,380	256,493	253,583
Sales and marketing	46,800	48,811	93,559	96,946
Technology and development	11,918	12,949	23,504	25,492
General and administrative	23,249	25,895	47,536	54,624
Amortization of intangible assets	7,537	7,598	14,846	15,343
Restructuring and other exit costs	85	143	14	677

Total operating expenses	214,917	227,776	435,952	446,665

Operating income	16,940	27,789	38,197	50,405
Interest income	213	283	451	832
Interest expense	(3,583)	(10,776)	(7,041)	(15,817)
Other income, net	567	166	771	1,705

Income before income taxes	14,137	17,462	32,378	37,125
Provision for income taxes	5,592	2,694	12,314	10,176

Net income	$8,545	$14,768	$20,064	$26,949

        Information for our three reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	FTD		Content & Media		Communications
	Quarter Ended June 30,		Quarter Ended June 30,		Quarter Ended June 30,
	2012	2011	2012	2011	2012	2011
Revenues	$167,527	$176,299	$37,986	$47,427	$26,810	$32,279
Operating expenses:
Cost of revenues	105,151	112,809	8,700	8,243	8,255	8,562
Sales and marketing	28,643	27,885	12,789	18,323	5,516	2,551
Technology and development	2,873	2,898	4,810	5,803	1,876	1,995
General and administrative	8,199	8,025	5,071	5,850	2,597	3,163
Restructuring and other exit costs	—	—	(28)	—	—	143

Total operating expenses	144,866	151,617	31,342	38,219	18,244	16,414

Segment income from operations	$22,661	$24,682	$6,644	$9,208	$8,566	$15,865

	FTD		Content & Media		Communications
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Revenues	$343,974	$335,198	$77,431	$95,740	$53,570	$66,977
Operating expenses:
Cost of revenues	217,107	213,179	16,948	17,281	15,942	17,734
Sales and marketing	57,357	57,237	26,908	33,729	9,424	5,884
Technology and development	5,670	5,787	9,219	11,396	3,820	3,838
General and administrative	17,099	15,740	10,466	14,003	5,461	6,354
Restructuring and other exit costs	—	—	(91)	—	(8)	677

Total operating expenses	297,233	291,943	63,450	76,409	34,639	34,487

Segment income from operations	$46,741	$43,255	$13,981	$19,331	$18,931	$32,490

Quarter and Six Months Ended June 30, 2012, compared to Quarter and Six Months Ended June 30, 2011

Consolidated Results

Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Revenues	$231,857	$255,565	$(23,708)	(9)%	$474,149	$497,070	$(22,921)	(5)%
Revenues as a percentage of total segment revenues:
FTD	72.1%	68.9%			72.4%	67.3%
Content & Media	16.4%	18.5%			16.3%	19.2%
Communications	11.5%	12.6%			11.3%	13.5%

        The decrease in consolidated revenues for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was due to a $9.4 million decrease in revenues from our Content & Media segment, an $8.8 million decrease in revenues from our FTD segment and a $5.5 million decrease in revenues from our Communications segment.

        The decrease in consolidated revenues for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was due to an $18.3 million decrease in revenues from our Content & Media segment and a $13.4 million decrease in revenues from our Communications segment, partially offset by an $8.8 million increase in revenues from our FTD segment.

Cost of Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Cost of revenues	$125,328	$132,380	$(7,052)	(5)%	$256,493	$253,583	$2,910	1%
Cost of revenues as a percentage of total segment cost of revenues:
FTD	86.1%	87.0%			86.8%	85.9%
Content & Media	7.1%	6.4%			6.8%	7.0%
Communications	6.8%	6.6%			6.4%	7.1%

        The decrease in consolidated cost of revenues for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was due to a $7.7 million decrease in cost of revenues associated with our FTD segment and a $0.3 million decrease in cost of revenues associated with our Communications segment, partially offset by a $0.5 million increase in cost of revenues associated with our Content & Media segment and a $0.4 million increase in depreciation and amortization expense.

        The increase in consolidated cost of revenues for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was due to a $3.9 million increase in cost of revenues associated with our FTD segment and a $1.0 million increase in depreciation and amortization expense, partially offset by a $1.8 million decrease in cost of revenues associated with our Communications segment and a $0.3 million decrease in cost of revenues associated with our Content & Media segment.

Sales and Marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Sales and marketing	$46,800	$48,811	$(2,011)	(4)%	$93,559	$96,946	$(3,387)	(3)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
FTD	61.0%	57.2%			61.2%	59.1%
Content & Media	27.2%	37.6%			28.7%	34.8%
Communications	11.7%	5.2%			10.1%	6.1%

        The decrease in consolidated sales and marketing expenses for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was due to a $5.5 million decrease in sales and marketing expenses associated with our Content & Media segment, partially offset by a $3.0 million increase in sales and marketing expenses associated with our Communications segment and a $0.8 million increase in sales and marketing expenses associated with our FTD segment.

        The decrease in consolidated sales and marketing expenses for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was due to a $6.8 million decrease in sales and marketing expenses associated with our Content & Media segment, partially offset by a $3.5 million increase in sales and marketing expenses associated with our Communications segment.

Technology and Development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Technology and development	$11,918	$12,949	$(1,031)	(8)%	$23,504	$25,492	$(1,988)	(8)%
Technology and development expenses as a percentage of total segment technology and development expenses:
FTD	30.1%	27.1%			30.3%	27.5%
Content & Media	50.3%	54.3%			49.3%	54.2%
Communications	19.6%	18.7%			20.4%	18.3%

        The decrease in consolidated technology and development expenses for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was primarily due to a $1.0 million decrease in technology and development expenses associated with our Content & Media segment.

        The decrease in consolidated technology and development expenses for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily due to a $2.2 million decrease in technology and development expenses associated with our Content & Media segment, partially offset by a $0.3 million increase in depreciation expense.

General and Administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
General and administrative	$23,249	$25,895	$(2,646)	(10)%	$47,536	$54,624	$(7,088)	(13)%
General and administrative expenses as a percentage of total segment general and administrative expenses:
FTD	51.7%	47.1%			51.8%	43.6%
Content & Media	32.0%	34.3%			31.7%	38.8%
Communications	16.4%	18.6%			16.5%	17.6%

        The decrease in consolidated general and administrative expenses for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was due to a $1.4 million decrease in unallocated corporate expenses, excluding depreciation, amortization of intangible assets and restructuring and other exit costs, a $0.8 million decrease in general and administrative expenses associated with our Content & Media segment and a $0.6 million decrease in general and administrative expenses associated with our Communications segment. These decreases were partially offset by a $0.2 million increase in general and administrative expenses associated with our FTD segment.

        The decrease in consolidated general and administrative expenses for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was due to a $3.7 million decrease in unallocated corporate expenses, excluding depreciation, amortization of intangible assets and restructuring and other exit costs, a $3.5 million decrease in general and administrative expenses associated with our Content & Media segment, a $0.9 million decrease in general and administrative expenses associated with our Communications segment and a $0.3 million decrease in depreciation expense. These decreases were partially offset by a $1.4 million increase in general and administrative expenses associated with our FTD segment.

Amortization of Intangible Assets

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$7,537	$7,598	$(61)	(1)%	$14,846	$15,343	$(497)	(3)%

        Consolidated amortization of intangibles remained relatively flat for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011.

        The decrease in consolidated amortization of intangible assets for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily due to certain intangible assets associated with our Communications segment becoming fully amortized in prior periods.

Restructuring and Other Exit Costs

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$85	$143	$(58)	(41)%	$14	$677	$(663)	(98)%

        Consolidated restructuring and other exit costs for the six months ended June 30, 2011 were related to employee termination and contract termination costs.

Interest Income

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Interest income	$213	$283	$(70)	(25)%	$451	$832	$(381)	(46)%

        The decrease in consolidated interest income for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily due to a decrease in interest on long-term receivables from FTD's technology system sales.

Interest Expense

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Interest expense	$3,583	$10,776	$(7,193)	(67)%	$7,041	$15,817	$(8,776)	(55)%

        The decrease in consolidated interest expense for the quarter and six months ended June 30, 2012, compared to the quarter and six months ended June 30, 2011, was primarily due to a $6.1 million loss on extinguishment of debt, which was recorded in the quarter ended June 30, 2011 and, to a lesser extent, lower interest rates, as a result of the June 2011 refinancing of FTD's credit facility.

Other Income, Net

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Other income, net	$567	$166	$401	242%	$771	$1,705	$(934)	(55)%

        The increase in consolidated other income, net, for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was primarily due to an increase in realized and unrealized gains related to forward foreign currency exchange contracts, partially offset by losses associated with foreign exchange remeasurement.

        The decrease in consolidated other income, net, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily due to a non-income tax refund at our FTD segment during the six months ended June 30, 2011, partially offset by an increase in realized and unrealized gains related to forward foreign currency exchange contracts.

Provision for Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except percentages)
Provision for income taxes	$5,592	$2,694	$12,314	$10,176
Effective income tax rate	39.6%	15.4%	38.0%	27.4%

        For the quarter ended June 30, 2012, we recorded a tax provision of $5.6 million on a pre-tax income of $14.1 million. The increase in our effective income tax rate for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was primarily due to a $4.8 million benefit related to the release of reserves for uncertain tax positions recorded in the quarter ended June 30, 2011.

        For the six months ended June 30, 2012, we recorded a tax provision of $12.3 million on a pre-tax income of $32.4 million. The increase in our effective income tax rate for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily due to a $4.8 million benefit related to the release of reserves for uncertain tax positions recorded in the quarter ended June 30, 2011.

FTD Segment Results

FTD Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages and average order value)
Products	$137,905	$145,832	$(7,927)	(5)%	$284,069	$274,918	$9,151	3%
Services	29,622	30,467	(845)	(3)%	59,905	60,280	(375)	(1)%

Total FTD Revenue	$167,527	$176,299	$(8,772)	(5)%	$343,974	$335,198	$8,776	3%

Consumer orders	1,997	2,167	(170)	(8)%	3,994	3,909	85	2%
Average order value	$60.75	$60.45	$0.30	—%	$61.83	$61.71	$0.12	—%

        Excluding the unfavorable impact of foreign currency exchange rates of $1.0 million due to a weaker British Pound versus the U.S. Dollar, FTD revenues for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, decreased by $7.8 million, or 4%. The decrease was primarily due to an 8% decrease in consumer orders for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, driven by the timing of the U.K. Mother's Day holiday, which occurred in the first quarter in 2012 but occurred in the second quarter in 2011. In 2011, approximately $14 million in revenues related to the U.K. Mother's Day holiday shifted into the second quarter. This decrease in revenues related to the timing of the U.K. Mother's Day holiday was partially offset by an increase in non-holiday order volume and order volume from the acquisition of the Gifts Division of Flying Brands Limited. In addition, average order value increased from $60.45 for the quarter ended June 30, 2011 to $60.75 for the quarter ended June 30, 2012. Excluding the unfavorable impact of foreign currency exchange rates, average order value increased 1% for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011.

        Excluding the unfavorable impact of foreign currency exchange rates of $2.0 million due to a weaker British Pound versus the U.S. Dollar, revenues for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, increased by $10.8 million, or 3%. The increase was primarily due to a 2% increase in consumer orders and a slight increase in average order value. Excluding the unfavorable impact of foreign currency exchange rates, average order value increased 1% for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

FTD Cost of Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
FTD cost of revenues	$105,151	$112,809	$(7,658)	(7)%	$217,107	$213,179	$3,928	2%
FTD cost of revenues as a percentage of FTD revenues	62.8%	64.0%			63.1%	63.6%

        Excluding the favorable impact of foreign currency exchange rates of $0.7 million, cost of revenues for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, decreased by $7.0 million, or 6% due to the lower order volume. Cost of revenues as a percentage of revenues was positively impacted by a lower percentage of revenues being generated in the U.K., which generally have lower margins than in the U.S.

        Excluding the favorable impact of foreign currency exchange rates of $1.4 million, cost of revenues for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, increased by $5.3 million, or 2% due to the higher order volume. Cost of revenues as a percentage of revenues was positively impacted by lower refunds, credit card fees and product costs.

FTD Sales and Marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
FTD sales and marketing	$28,643	$27,885	$758	3%	$57,357	$57,237	$120	—%
FTD sales and marketing expenses as a percentage of FTD revenues	17.1%	15.8%			16.7%	17.1%

        The increase in FTD sales and marketing expenses for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was primarily due to an increase in marketing costs per order as well as an increase in certain marketing expenditures in the floral network business related to order volume.

        Excluding the favorable impact of foreign currency exchange rates of $0.3 million, sales and marketing expenses for the six months ended June 30, 2012, compared to June 30, 2011, increased by $0.4 million, or 1%. The increase was primarily due to an increase in marketing costs per order and an increase in consumer order volume, partially offset by the absence of television advertising in the six months ended June 30, 2012.

FTD Technology and Development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
FTD technology and development	$2,873	$2,898	$(25)	(1)%	$5,670	$5,787	$(117)	(2)%
FTD technology and development expenses as a percentage of FTD revenues	1.7%	1.6%			1.6%	1.7%

        FTD technology and development expenses remained relatively consistent for the quarter and six months ended June 30, 2012, compared to the quarter and six months ended June 30, 2011.

FTD General and Administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
FTD general and administrative	$8,199	$8,025	$174	2%	$17,099	$15,740	$1,359	9%
FTD general and administrative expenses as a percentage of FTD revenues	4.9%	4.6%			5.0%	4.7%

        The increase in FTD general and administrative expenses for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was primarily attributable to transaction costs related to the acquisition of the Gifts Division of Flying Brands Limited in April 2012 as well as increased legal expenses.

        The increase in FTD general and administrative expenses for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily attributable to transaction costs related to the acquisition of the Gifts Division of Flying Brands Limited in April 2012 and increased legal and personnel-related expenses.

Content & Media Segment Results

Content & Media Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages and ARPU)
Products	$881	$—	$881	N/A	$1,781	$—	$1,781	N/A
Services	24,067	32,249	(8,182)	(25)%	49,853	64,778	(14,925)	(23)%
Advertising	13,038	15,178	(2,140)	(14)%	25,797	30,962	(5,165)	(17)%

Total Content & Media Revenues	$37,986	$47,427	$(9,441)	(20)%	$77,431	$95,740	$(18,309)	(19)%

ARPU	$2.50	$2.60	$(0.10)	(4)%	$2.51	$2.54	$(0.03)	(1)%
Average pay accounts	3,206	4,134	(928)	(22)%	3,302	4,253	(951)	(22)%

        Excluding the unfavorable impact of foreign currency exchange rates of $1.1 million due to a weaker Euro versus the U.S. Dollar, Content & Media revenues for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, decreased by $8.4 million, or 18%. Content & Media services revenues decreased for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, as a result of a decrease in our average number of pay accounts for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011. Excluding the unfavorable impact of foreign currency exchange rates, ARPU increased by $0.01. In addition, Content & Media advertising revenues decreased due to a decrease in advertising revenues generated by our online loyalty marketing service as a result of a number of factors, including the loss of a major customer during the second half of 2011, as well as a decrease in segment active accounts. These decreases were partially offset by $0.9 million in Content & Media products revenues generated in the quarter ended June 30, 2012. We anticipate that Content & Media pay accounts and revenues will continue to decline year over year, at least in the near term.

        Excluding the unfavorable impact of foreign currency exchange rates of $1.5 million due to a weaker Euro versus the U.S. Dollar, Content & Media revenues for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, decreased by $16.8 million, or 18%. The decrease in Content & Media services revenues for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was a result of a decrease in our average number of pay accounts for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Excluding the unfavorable impact of foreign currency exchange rates, ARPU increased by $0.05, or 2%. In addition, Content & Media advertising revenues decreased due to a decrease in advertising revenues generated by our online loyalty marketing service due to a number of factors, including the loss of a major customer during the second half of 2011, as well as a decrease in segment active accounts. These decreases were partially offset by $1.8 million in Content & Media products revenues generated in the six months ended June 30, 2012.

Content & Media Cost of Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$8,700	$8,243	$457	6%	$16,948	$17,281	$(333)	(2)%
Content & Media cost of revenues as a percentage of Content & Media revenues	22.9%	17.4%			21.9%	18.0%

        The increase in Content & Media cost of revenues for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was primarily due to a $0.4 million increase in personnel- and overhead-related costs and a $0.3 million increase in cost of points earned by members of our online loyalty marketing service, partially offset by a $0.3 million decrease in credit card-related fees due to a decrease in pay accounts.

        The decrease in Content & Media cost of revenues for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily due to a $0.7 million decrease in credit card-related fees due to a decrease in pay accounts and $0.2 million decrease in cost of points earned by members of our online loyalty marketing service, partially offset by a $0.6 million increase in personnel- and overhead-related costs.

Content & Media Sales and Marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$12,789	$18,323	$(5,534)	(30)%	$26,908	$33,729	$(6,821)	(20)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	33.7%	38.6%			34.8%	35.2%

        The decrease in Content & Media sales and marketing expenses for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was the result of $2.9 million in marketing costs related to television advertising supporting the launch of the Memory Lane website in the quarter ended June 30, 2011, a $1.3 million decrease in marketing costs primarily related to costs to acquire new online nostalgia members, a $1.1 million decrease in personnel- and overhead-related costs, and a $0.2 million decrease in costs to acquire new online loyalty marketing members.

        The decrease in Content & Media sales and marketing expenses for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was the result of $5.5 million in marketing costs related to television advertising supporting the launch of the Memory Lane website in the six months ended June 30, 2011, a $2.5 million decrease in personnel- and overhead-related costs and a $0.6 million decrease in costs to acquire new online loyalty marketing members. These decreases were partially offset by a $1.8 million increase in costs to acquire new online nostalgia members.

Content & Media Technology and Development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Content & Media technology and development	$4,810	$5,803	$(993)	(17)%	$9,219	$11,396	$(2,177)	(19)%
Content & Media technology and development expenses as a percentage of Content & Media revenues	12.7%	12.2%			11.9%	11.9%

        The decrease in Content & Media technology and development expenses for the quarter and six months ended June 30, 2012, compared to the quarter and six months ended June 30, 2011, was the result of a decrease in personnel- and overhead-related expenses as a result of reduced headcount.

Content & Media General and Administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Content & Media general and administrative	$5,071	$5,850	$(779)	(13)%	$10,466	$14,003	$(3,537)	(25)%
Content & Media general and administrative expenses as a percentage of Content & Media revenues	13.3%	12.3%			13.5%	14.6%

        The decrease in Content & Media general and administrative expenses for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was primarily due to a $0.9 million decrease in personnel- and overhead-related costs, a $0.4 million decrease in a reserve for a legal settlement recorded in the quarter ended June 30, 2012 and a $0.2 million decrease in bad debt expenses. These decreases were partially offset by $0.5 million of transaction-related costs incurred in connection with the schoolFeed acquisition in the quarter ended June 30, 2012 and a $0.2 million increase in professional fees.

        The decrease in Content & Media general and administrative expenses for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily due to a $2.7 million decrease in reserves recorded for a legal settlement and a $1.5 million decrease in personnel- and overhead-related costs. These decreases were partially offset by $0.5 million of transaction-related costs incurred in connection with the schoolFeed acquisition in the six months ended June 30, 2012 and a $0.3 million increase in professional fees.

Content & Media Restructuring and Other Exit Costs

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Content & Media restructuring and other exit costs	$(28)	$—	$(28)	N/A	$(91)	$—	$(91)	N/A

        Content & Media restructuring and other exit costs for the quarter and six months ended June 30, 2012 related to the reversal of accrued employee termination benefits.

Communications Segment Results

Communications Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages and ARPU)
Products	$936	$—	$936	N/A	$1,233	$—	$1,233	N/A
Services	19,945	26,112	(6,167)	(24)%	41,013	53,991	(12,978)	(24)%
Advertising	5,929	6,167	(238)	(4)%	11,324	12,986	(1,662)	(13)%

Total Communications Revenues	$26,810	$32,279	$(5,469)	(17)%	$53,570	$66,977	$(13,407)	(20)%

ARPU	$8.97	$9.28	$(0.31)	(3)%	$8.96	$9.29	$(0.33)	(4)%
Average number of dial-up Internet access pay accounts	429	597	(168)	(28)%	449	625	(176)	(28)%

        The decrease in Communications services revenues for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was primarily due to a 28% decrease in our average number of dial-up Internet access pay accounts for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, as well as a 3% decrease in ARPU. The decrease in ARPU was attributable to a higher percentage of pay accounts on lower-priced or discounted subscription plans or services. The decrease in Communications advertising revenues was primarily due to the decrease in active accounts. These decreases were partially offset by $0.9 million in Communications products revenues related to the sale of 4G mobile broadband devices. We anticipate that Communications pay accounts and revenues will continue to decline year over year.

        The decrease in Communications services revenues for the six months ended June 30, 2012, compared to six months ended June 30, 2011, was primarily due to a 28% decrease in our average number of dial-up Internet access pay accounts for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, as well as a 4% decrease in ARPU. The decrease in ARPU was attributable to a higher percentage of pay accounts on lower-priced or discounted subscription plans or services. The decrease in Communications advertising revenues was primarily due to the decrease in active accounts. These decreases were partially offset by $1.2 million in Communications products revenues related to the sale of 4G mobile broadband devices.

Communications Cost of Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Communications cost of revenues	$8,255	$8,562	$(307)	(4)%	$15,942	$17,734	$(1,792)	(10)%
Communications cost of revenues as a percentage of Communications revenues	30.8%	26.5%			29.8%	26.5%

        The decrease in Communications cost of revenues for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was due to a $0.7 million decrease in telecommunications, customer support and billing-related costs due to a decrease in dial-up Internet access accounts, a $0.3 million decrease in costs associated with our DSL service, a $0.2 million decrease in costs associated with advertising revenues, a $0.2 million decrease in costs associated with our email, Internet security and web hosting services, and a $0.2 million decrease in personnel- and overhead-related costs. These decreases were partially offset by $1.3 million of costs associated with our 4G mobile broadband service and devices. We anticipate that Communications cost of revenues will increase in 2012 as compared to 2011 due to the costs that will be incurred in connection with the 4G mobile broadband service.

        The decrease in Communications cost of revenues for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was due to a $1.4 million decrease in telecommunications, customer support and billing-related costs due to a decrease in dial-up Internet access pay accounts, a $0.7 million decrease in costs associated with our DSL service, a $0.6 million decrease in advertising costs, a $0.4 million decrease in costs associated with our email, Internet security and web hosting services, and a $0.3 million decrease in personnel- and overhead-related costs. These decreases were partially offset by $1.6 million of costs associated with our 4G mobile broadband service and devices.

Communications Sales and Marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Communications sales and marketing	$5,516	$2,551	$2,965	116%	$9,424	$5,884	$3,540	60%
Communications sales and marketing expenses as a percentage of Communications revenues	20.6%	7.9%			17.6%	8.8%

        The increase in Communications sales and marketing expenses for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was attributable to $4.1 million in marketing costs associated with the promotion of our 4G mobile broadband service in the quarter ended June 30, 2012. This increase was partially offset by a $0.8 million decrease in advertising, promotion and distribution costs primarily related to our dial-up Internet access services and a $0.4 million decrease in personnel- and overhead-related costs. We anticipate that Communications sales and marketing costs will continue to increase in 2012 as compared to 2011 due to the promotion of the 4G mobile broadband service.

        The increase in Communications sales and marketing expenses for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was attributable to $6.2 million in marketing costs associated with the launch of our 4G mobile broadband service in the six months ended June 30, 2012. This increase was partially offset by a $1.4 million decrease in advertising, promotion and distribution costs primarily related to our dial-up Internet access services and a $1.3 million decrease in personnel- and overhead-related costs.

Communications Technology and Development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Communications technology and development	$1,876	$1,995	$(119)	(6)%	$3,820	$3,838	$(18)	—%
Communications technology and development expenses as a percentage of Communications revenues	7.0%	6.2%			7.1%	5.7%

        Communications technology and development expenses for the quarter and six months ended June 30, 2012 remained relatively consistent, compared to prior year periods.

Communications General and Administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Communications general and administrative	$2,597	$3,163	$(566)	(18)%	$5,461	$6,354	$(893)	(14)%
Communications general and administrative expenses as a percentage of Communications revenues	9.7%	9.8%			10.2%	9.5%

        The decrease in Communications general and administrative expenses for the quarter and six months ended June 30, 2012, compared to the quarter and six months ended June 30, 2011, was primarily due to a decrease in personnel- and overhead-related costs as a result of reduced headcount.

Communications Restructuring and Other Exit Costs

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$—	$143	$(143)	(100)%	$(8)	$677	$(685)	(101)%

        Communications restructuring and other exit costs for the quarter and the six months ended June 30, 2011 were primarily related to employee termination costs and contract termination costs.

Unallocated Corporate Expenses

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Unallocated corporate expenses	$6,423	$7,688	$(1,265)	(16)%	$12,729	$16,341	$(3,612)	(22)%

        The decrease in unallocated corporate expenses, excluding depreciation and amortization of intangible assets, for the quarter and six months ended June 30, 2012, compared to the quarter and six months ended June 30, 2011, was primarily due to a decrease in personnel- and overhead-related costs.

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

Six Months Ended June 30, 2012, compared to Six Months Ended June 30, 2011

        Our total cash and cash equivalents balance decreased by $24.7 million, or 18%, to $111.4 million at June 30, 2012, compared to $136.1 million at December 31, 2011. Our summary cash flows for the six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$32,848	$50,277
Net cash used for investing activities	$(20,633)	$(15,776)
Net cash used for financing activities	$(36,666)	$(25,720)

        Net cash provided by operating activities decreased by $17.4 million, or 35%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in working capital, including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, deferred taxes, and tax benefits (shortfalls) from equity awards. The decrease in net cash provided by operating activities was due to a $6.9 million decrease in net income and a decrease in non-cash items totaling $12.2 million, primarily related to a $6.1 million loss on extinguishment of debt related to the refinancing of the 2008 Credit Agreement in June 2011 and, to a lesser extent, stock-based compensation and deferred taxes. The decrease was partially offset by a $1.7 million favorable change in working capital. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities increased by $4.9 million, or 31%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The increase was primarily due to $11.4 million of cash paid for the acquisitions of schoolFeed, Inc. and the Gifts Division of Flying Brands Limited during the quarter ended June 30, 2012. This increase was partially offset by a

$5.2 million decrease in purchases of property and equipment and a $1.0 million decrease in purchases of rights, content and intellectual property related to our online nostalgia services. In April 2012, we completed the acquisition of the Gifts Division of Flying Brands Limited and paid $3.9 million in cash upon closing. In June 2012, we completed the acquisition of schoolFeed for $7.5 million in cash upon closing and a maximum of $27.5 million of contingent consideration payments payable upon the achievement of certain performance objectives. The contingent consideration will be measured based on three annual earn-out periods ending June 30, 2013, 2014 and 2015 and will be paid out on an annual basis shortly after the closing of each annual period.

        Capital expenditures for the six months ended June 30, 2012 totaled $8.4 million. We currently anticipate that our total capital expenditures for 2012 will be in the range of $23 million to $26 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $10.9 million, or 43%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. In June 2011, we refinanced the 2008 Credit Agreement and, in connection with the refinancing, we received net proceeds of $261.3 million, which along with FTD's available cash, were used to repay the outstanding balance on the 2008 Credit Agreement of $264.6 million. In the six months ended June 30, 2012, we repaid $17.7 million on the outstanding Credit Agreement. Repurchases of common stock for the six months ended June 30, 2012 decreased by $4.2 million, compared to the six months ended June 30, 2011.

        The payment of dividends and dividend equivalents is a cash outflow from financing activities. In January and April 2012, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The dividends were paid on February 29, 2012 and May 31, 2012 and totaled $9.3 million and $9.4 million, respectively, including dividend equivalents paid on nonvested restricted stock units. In July 2012, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is August 14, 2012 and the dividend will be paid on August 31, 2012. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, we repurchased a total of $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. We did not make any repurchases under the Program during the year ended December 31, 2011 or the six months ended June 30, 2012 and, at June 30, 2012, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units and stock awards we grant to employees. In general, we currently do not collect the applicable required employee withholding taxes from employees upon vesting of restricted stock units and upon the issuance of stock awards. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the six months ended June 30, 2012 and 2011 were $2.1 million and $6.3 million, respectively, for which we withheld 0.4 million and 0.9 million shares of common stock, respectively, that were underlying the restricted stock units which vested. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting and stock awards being issued during the period.

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

        Under the terms of the Credit Agreement, FTD Group, Inc., a subsidiary of United Online, Inc., is generally restricted from transferring funds and other assets to United Online, Inc., with certain exceptions including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations) which may be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the Credit Agreement are satisfied. These restrictions have resulted in restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group, Inc. and its subsidiaries totaling $262.3 million, including cash of $44.9 million, at June 30, 2012. The Credit Agreement also includes provisions which require us to make debt prepayments in the event that we generate consolidated excess cash flow, as defined in the Credit Agreement, on an annual basis commencing in April 2013 for fiscal year 2012. In May 2012, FTD Group, Inc. made a voluntary debt prepayment of $17.0 million on our outstanding borrowings under the Credit Agreement, which has eliminated all future scheduled mandatory principal payments and is expected to eliminate the excess cash flow payment otherwise required to be paid in April 2013. The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to fulfill our debt service obligations, at least in the next twelve months. FTD Group, Inc. was in compliance with all covenants under the Credit Agreement at June 30, 2012.

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

Fair Value Measurements

        We measure our contingent consideration liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. At June 30, 2012, the fair value of the contingent consideration related to the schoolFeed acquisition was $9.4 million, which is approximately 97% of total liabilities measured at fair value on a recurring basis. The fair value of the contingent consideration was estimated using a Monte-Carlo simulation based on estimated probabilities of U.S. and other target market daily registrations, growth rates in the range of 0% to 18% for U.S. registrations and 0% to 14% for other target market registrations, conversion rates to paying subscribers of Classmates.com, and a discount rate of 19.5%. Changes in the fair value of the contingent consideration obligation can result from changes to one or multiple inputs, including adjustments to the discount rate, changes in the estimated number of daily registrations, changes in the growth rate percentages, or changes in the assumed conversion rate to paying subscribers. We will review and reassess the estimated fair value of contingent consideration on a quarterly basis, and the future fair value estimate could differ from the initial estimates.

Contractual Obligations

        Contractual obligations at June 30, 2012 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest	$320,599	$11,932	$23,863	$25,336	$259,468
Member redemption liability	21,558	17,223	4,335	—	—
Noncancelable operating leases	28,904	12,252	11,612	3,603	1,437
Contingent consideration	9,397	—	5,938	3,459	—
Services and promotional contracts	8,377	5,583	2,794	—	—
Telecommunications purchases	1,591	1,427	164	—	—
Media purchases	169	169	—	—	—
Floral-related purchases	6,915	6,915	—	—	—
Mobile broadband devices	4,155	4,155	—	—	—
Other liabilities	1,985	749	615	193	428

Total	$403,650	$60,405	$49,321	$32,591	$261,333

        Commitments under letters of credit at June 30, 2012 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Year to Less than 5 Years	More than 5 Years
Letters of credit	$2,242	$1,984	$96	$—	$162

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

Off-Balance Sheet Arrangements

        At June 30, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        Testing Indefinite-Lived Intangible Assets for Impairment—In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, as codified in ASC 350. The amendments in this update allow an entity to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity choosing to perform the qualitative assessment would need to identify and consider those events and circumstances that, individually or in the aggregate, most significantly affect an indefinite-lived intangible asset's fair value. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this update are effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. We perform our annual impairment assessment in the fourth quarter and expect to adopt this update in the quarter ending December 31, 2012. We do not expect this update to have a material impact on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash and cash equivalents and the outstanding balance of the Credit Agreement. The interest rate set forth in the Credit Agreement for the Term Loan and the Revolving Credit Facility is either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the Term Loan). In March 2012, FTD Group, Inc. entered into forward starting interest rate cap instruments based on 3-month LIBOR that are effective from January 2015 to June 2018 and have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on the outstanding borrowings under the Credit Agreement. The gains or losses on the instruments are reported in other comprehensive income to the extent that they are effective and will be reclassified into earnings when the expected future cash flows, beginning in January 2015 through June 2018 and attributable to future 3-month LIBOR interest payments, are recognized in earnings. A 100 basis point increase in LIBOR rates would result in an estimated annual increase in our interest expense related to the outstanding debt under the Credit Agreement of approximately $0.5 million.

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

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At June 30, 2012, the notional value of open forward foreign currency exchange contracts accounted for as net investment and cash flow hedges totaled $4.3 million and $4.6 million, respectively.

        Periodically, we enter into forward foreign currency exchange contracts which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At June 30, 2012, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $4.0 million. We may, in the future, also use other derivative financial instruments, if it is determined that such hedging activities are appropriate to reduce risk.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a description of our material pending legal proceedings, please refer to Note 12 "Contingencies—Legal Matters" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

        The risk factors set forth below are substantially the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of the addition of two new risk factors regarding the planned FTD Spin-Off Transaction and any Additional Separation Transactions under "Risks Relating to our Business Generally."

RISKS RELATING TO OUR BUSINESS GENERALLY

The Company may be unable to complete the planned FTD Spin-Off Transaction.

        On August 1, 2012, United Online, Inc. announced that its Board of Directors has approved a preliminary plan with respect to the FTD Spin-Off Transaction. There can be no assurance that the FTD Spin-Off Transaction will be completed in the manner or timeframe contemplated by the Board of Director's preliminary plan, or at all. Completion of the FTD Spin-Off Transaction is subject to a number of factors and conditions, including, without limitation, the following:

  •
  Changes in business, political and economic conditions;

  •
  Changes in governmental regulations and policies and actions of governmental authorities;

  •
  Changes in our operating performance;

  •
  Any required consents under our material contracts, including the Credit Agreement; and

  •
  Satisfaction of certain conditions precedent, including final approval by the Board of Directors of the transaction specifics, receipt of certain tax rulings or opinions of counsel, and the filing and effectiveness of registration statements with the SEC.

If the FTD Spin-Off Transaction is not completed in the manner or timeframe contemplated by the Board of Director's preliminary plan, or not completed at all, the price of United Online, Inc.'s common stock may decline, including to the extent the market price reflects positive assumptions that the contemplated transaction will be completed and the related benefits will be realized. There also are a number of other risks related to the FTD Spin-Off Transaction and the Company's consideration of Additional Separation Transactions that are described in the risk factor below.

There are a number of risks associated with the FTD Spin-Off Transaction and the Company's consideration of Additional Separation Transactions and they may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        There are a number of risks associated with the FTD Spin-Off Transaction and the Company's consideration of Additional Separation Transactions, including, without limitation, the following:

  •
  Management estimates that the costs to complete the FTD Spin-Off Transaction and any Additional Separation Transaction approved by the Board of Directors will be significant. In the event such transactions are not consummated, we will have incurred significant costs that we will not be able to recover, and for which we will not have received any benefit.

  •
  The FTD Spin-Off Transaction and any Additional Separation Transaction will require significant time and attention of our management and operational resources, and they may detract from the operation of our businesses and the execution of other strategic initiatives. In addition, the Company may experience a loss of employees, or employees may be distracted by the FTD Spin-Off Transaction and our consideration of Additional Separation Transactions due to uncertainty about their future roles with each of the individual companies pending the completion of the contemplated transactions.

  •
  Each of the independent companies resulting from the completion of the contemplated transactions may be unable to achieve some or all of the full strategic and financial benefits that we expect will result from the separation of the Company into independent publicly-traded companies, or such benefits may be delayed or may not occur at all. For example, there can be no assurance that analysts and investors will place values on each of the independent companies that will equal a total value that is greater than that which the Company has today.

  •
  If the FTD Spin-Off Transaction or any other Additional Separation Transaction is consummated, each of the newly separated, publicly-traded companies will be smaller and less diversified, as compared to the Company today.

  •
  Although the FTD Spin-Off Transaction is intended to be a tax-free pro rata distribution to stockholders, these types of transactions are complex and there are no assurances that there will not be adverse tax liabilities associated with the FTD Spin-Off Transaction or any Additional Separation Transactions.

        Any of the foregoing, in addition to any other risks related to the contemplated transactions that are not specifically described above, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

        We have expended, and may continue to expend, significant resources in developing, integrating and implementing new business initiatives, products, services, features, applications, and functionality, such as those related to the NetZero 4G mobile broadband service, our high school yearbook initiatives related to the Classmates website and the schoolFeed Facebook application. Such development, integration and implementation involves a number of uncertainties, including unanticipated delays and expenses and technological problems. New business initiatives, products, services, features, applications, or functionality also may not be accepted by consumers or commercially successful. We cannot assure you that we will be successful in such development, integration and implementation efforts, including those related to the NetZero 4G mobile broadband service, our high school yearbook initiatives or the schoolFeed Facebook application, or that any new business initiatives, products, services, features, applications, or functionality will be accepted by consumers or commercially successful. If our development, integration and implementation efforts are not successful, or such new initiatives, products, services, features, applications, or functionality are not accepted by consumers or commercially successful, our key metrics and financial results could be materially and adversely impacted.

Our marketing efforts may not be successful or may become more expensive, either of which could increase our costs and adversely impact our key metrics and financial results.

        We spend significant resources marketing our brands, products and services. We rely on relationships with a wide variety of third parties, including Internet search providers, Internet advertising networks, co-registration partners, retailers, distributors, and direct marketers, to promote or distribute our products and services. In addition, in connection with the launch of new products or services, such as those related to the NetZero 4G mobile broadband service, we may spend a significant amount on their marketing, including through television advertising. If our marketing activities are inefficient or unsuccessful, if important third-party relationships become more expensive or unavailable for any reason, or if there is an increase in the proportion of consumers visiting our websites or purchasing our products and services by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs, our key metrics and financial results could be materially and adversely impacted.

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

        The payment of future dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations and cash flows and such other factors as are deemed relevant by our Board of Directors. Our cash flows have been declining, and we expect our cash flows to continue to decline. Declines in our cash flows, changes in our business needs, including working capital and funding for business initiatives or acquisitions, changes in tax laws relating to dividends, or changes in corporate strategy, among other factors, could cause our Board of Directors to decide to reduce or cease the payment of dividends in the future. We cannot assure you that we will not decrease or discontinue quarterly cash dividends, and if we do, our stock price could be negatively impacted.

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

        Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales, and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do, offer a wider variety of services, have more compelling websites with more extensive user-generated or third-party content or offer their services or content free to their users. Some of our competitors have been more successful than we have been in attracting and retaining visitors and members, and our ability to attract visitors to our websites and maintain a large and growing member base has been adversely affected by such competition. In particular, Facebook's membership base currently far exceeds that of any of its competitors, and Google+ has been growing its membership base at a rapid pace. We rely on some of our competitors to promote our services and for new member acquisitions, such as our Facebook high school fan pages and our schoolFeed Facebook app. If our competitors provide services similar to our online nostalgia services for free, we may not be able to charge for our online nostalgia services. Competition has adversely affected our subscription revenues from online nostalgia services, as well as our advertising revenues from our online nostalgia services and online loyalty marketing services. More intense competition could also require us to increase our marketing or other expenditures. As a result of competition, our key business metrics, revenues, cash flows, and profitability have been adversely affected.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)—(b) Not applicable

(c) Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allowed us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From time to time, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. In April 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the Program, bringing the total amount authorized under the Program to $200 million. In December 2009, the Board of Directors again further extended the Program through December 31, 2010. From August 2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. There were no repurchases under the Program during the year ended December 31, 2011 or the six months ended June 30, 2012 and, at June 30, 2012, the authorization remaining under the Program was $80.0 million.

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

        Common stock repurchases during the quarter ended June 30, 2012 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
May 2012	16	$3.93	—	$80,000

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

Date: August 6, 2012	UNITED ONLINE, INC. (Registrant)
	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/6/2012
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/6/2012
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/6/2012
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/6/2012
101.INS	XBRL Instance Document	X		000-33367	8/6/2012
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	8/6/2012
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	8/6/2012
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	8/6/2012
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	8/6/2012
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	8/6/2012