Form 10-Q
period 2012-09-30
UNITED ONLINE INC
filed 2012-11-05
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

        There were 90,981,664 shares of the Registrant's common stock outstanding at October 31, 2012.

UNITED ONLINE, INC.
INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2012

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; the Company's strategies, including the contemplated separation of the Company into separate, publicly-traded companies and the expected benefits of such transaction, and the Company's review of strategic alternatives for its Content & Media and Communications businesses and monetization opportunities for its portfolio of patents and patent applications; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$108,140	$136,105
Accounts receivable, net of allowance for doubtful accounts	40,362	43,177
Inventories, net	12,934	8,832
Deferred tax assets, net	13,040	15,587
Other current assets	16,624	24,065

Total current assets	191,100	227,766
Property and equipment, net	56,238	62,460
Goodwill	477,875	458,818
Intangible assets, net	224,197	234,461
Other assets	12,983	12,852

Total assets	$962,393	$996,357

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$52,655	$64,649
Accrued liabilities	46,044	54,850
Member redemption liability	17,206	17,934
Deferred revenue	49,093	56,047
Current portion of long-term debt	—	2,650

Total current liabilities	164,998	196,130
Member redemption liability	4,322	4,519
Deferred revenue	1,974	1,868
Long-term debt, net of discounts	243,908	258,474
Deferred tax liabilities, net	41,988	44,098
Other liabilities	12,587	11,133

Total liabilities	469,777	516,222

Commitments and contingencies
Stockholders' equity:
Common stock	9	9
Additional paid-in capital	505,918	496,868
Accumulated other comprehensive loss	(28,870)	(35,393)
Retained earnings	15,559	18,651

Total stockholders' equity	492,616	480,135

Total liabilities and stockholders' equity	$962,393	$996,357

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Month Ended September 30,
	2012	2011	2012	2011
Revenues:
Products	$90,600	$82,794	$377,683	$357,712
Services	87,151	99,900	274,217	322,052

Total revenues	177,751	182,694	651,900	679,764
Operating expenses:
Cost of revenues—products	67,892	61,744	279,726	266,536
Cost of revenues—services	21,461	21,579	66,120	70,370
Sales and marketing	37,012	33,315	130,571	130,261
Technology and development	11,859	12,774	35,363	38,266
General and administrative	24,663	25,414	72,199	80,038
Amortization of intangible assets	7,813	7,571	22,659	22,914
Acquisition-related contingent consideration	(1,387)	—	(1,387)	—
Restructuring and other exit costs	—	74	14	751

Total operating expenses	169,313	162,471	605,265	609,136

Operating income	8,438	20,223	46,635	70,628
Interest income	511	308	962	1,140
Interest expense	(3,260)	(3,747)	(10,301)	(19,564)
Other income (expense), net	(3)	512	768	2,217

Income before income taxes	5,686	17,296	38,064	54,421
Provision for income taxes	755	5,380	13,069	15,556

Net income	$4,931	$11,916	$24,995	$38,865

Income allocated to participating securities	(344)	(467)	(895)	(1,602)

Net income attributable to common stockholders	$4,587	$11,449	$24,100	$37,263

Basic net income per common share	$0.05	$0.13	$0.27	$0.42

Shares used to calculate basic net income per common share	90,657	88,773	90,311	88,237

Diluted net income per common share	$0.05	$0.13	$0.27	$0.42

Shares used to calculate diluted net income per common share	90,735	88,812	90,379	88,423

Dividends paid per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$4,931	$11,916	$24,995	$38,865
Other comprehensive income (loss):
Cash flow hedges:
Changes in net losses on derivatives, net of tax of $(13) and $(480) for the quarter and nine months ended September 30, 2012	(9)	—	(750)	—
Derivative settlement losses reclassified into earnings, net of tax of $(40) and $(68) for the quarter and nine months ended September 30, 2012	67	—	112	—
Other hedges:
Changes in net gains (losses) on derivatives, net of tax of $(58) and $60 for the quarters ended September 30, 2012 and 2011 and $(74) and $48 for the nine months ended September 30, 2012 and 2011, respectively	(93)	92	(117)	72
Foreign currency translation	5,754	(6,226)	7,278	(726)

Other comprehensive income (loss)	5,719	(6,134)	6,523	(654)

Comprehensive income	$10,650	$5,782	$31,518	$38,211

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2011	89,423	$9	$496,868	$(35,393)	$18,651	$480,135
Exercises of stock options	2	—	5	—	—	5
Issuance of common stock through employee stock purchase plan	446	—	1,793	—	—	1,793
Vesting of restricted stock units	805	—	—	—	—	—
Repurchases of common stock	—	—	(2,261)	—	—	(2,261)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	—	—	(28,087)	(28,087)
Stock-based compensation	—	—	9,917	—	—	9,917
Tax shortfalls from equity awards	—	—	(404)	—	—	(404)
Other comprehensive income	—	—	—	6,523	—	6,523
Net income	—	—	—	—	24,995	24,995

Balance at September 30, 2012	90,676	$9	$505,918	$(28,870)	$15,559	$492,616

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$24,995	$38,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,376	42,764
Stock-based compensation	9,917	13,514
Provision for doubtful accounts receivable	1,646	1,794
Acquisition-related contingent consideration	(1,387)	—
Accretion of discounts and amortization of debt issue costs	822	1,281
Loss on extinguishment of debt	—	6,078
Deferred taxes, net	(2,526)	(720)
Tax shortfalls from equity awards	(153)	(143)
Excess tax benefits from equity awards	(14)	(265)
Other	(285)	(238)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,311	9,817
Inventories, net	(4,078)	1,616
Other assets	5,719	3,287
Accounts payable and accrued liabilities	(22,476)	(26,433)
Member redemption liability	(925)	(2,068)
Deferred revenue	(6,738)	(11,655)
Other liabilities	(5,751)	(5,760)

Net cash provided by operating activities	43,453	71,734

Cash flows from investing activities:
Purchases of property and equipment	(13,218)	(19,211)
Purchases of rights, content and intellectual property	(1,726)	(2,905)
Cash paid for acquisitions, net of cash acquired	(11,355)	—
Purchases of investments	(96)	—
Proceeds from sales of assets, net	—	221
Proceeds from sales of investments	444	—

Net cash used for investing activities	(25,951)	(21,895)

Cash flows from financing activities:
Proceeds from term loan	—	261,325
Payments on term loans	(17,663)	(265,288)
Payments for debt issue costs	—	(778)
Proceeds from exercises of stock options	5	33
Proceeds from employee stock purchase plans	1,793	2,349
Repurchases of common stock	(2,261)	(6,979)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	(28,087)	(27,946)
Excess tax benefits from equity awards	14	265

Net cash used for financing activities	(46,199)	(37,019)

Effect of foreign currency exchange rate changes on cash and cash equivalents	732	(242)
Change in cash and cash equivalents	(27,965)	12,578
Cash and cash equivalents, beginning of period	136,105	100,264

Cash and cash equivalents, end of period	$108,140	$112,842

Supplemental disclosure of non-cash investing and financing activities:
Decrease in dividend equivalents payable on restricted stock units	$—	$(174)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. (together with its subsidiaries, "United Online" or the "Company"), through its operating subsidiaries, is a leading provider of consumer products and services over the Internet under a number of brands, including FTD, Interflora, Flying Flowers, Flowers Direct, Drake Algar, Classmates, schoolFeed, Memory Lane, StayFriends, MyPoints, NetZero and Juno. The Company reports its business in three reportable segments: FTD, Content & Media and Communications. The Company's FTD segment provides floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services. The Company's Content & Media segment provides online nostalgia products and services and online loyalty marketing services. The Company's primary Communications service is Internet access. On a combined basis, the Company's web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

        On August 1, 2012, United Online, Inc. announced that its Board of Directors had approved a preliminary plan to separate the Company into two independent, publicly-traded companies: FTD, which will include the domestic and international operations of the Company's FTD segment, and United Online, Inc., which will continue to operate the businesses of the Company's Content & Media and Communications segments. The transaction is expected to take the form of a tax-free pro rata distribution to stockholders of United Online, Inc. The transaction is subject to a number of conditions, including final approval of transaction specifics by the Board of Directors, and is expected to be completed by August 2013, targeting the first half of 2013. In addition, United Online, Inc. announced that it also is reviewing strategic alternatives for its Content & Media and Communications businesses and monetization opportunities for its portfolio of patents and patent applications.

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

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet information at December 31, 2011 was derived from the Company's audited consolidated financial statements, filed on February 28, 2012 with the SEC in the

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        The most significant areas of the unaudited condensed consolidated financial statements that require management judgment include the Company's revenue recognition, goodwill and indefinite-lived intangible assets, definite-lived intangible assets and other long-lived assets, member redemption liability, income taxes, contingent consideration, and legal contingencies.

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

        Acquisition-Related Contingent Consideration—The Company measures its contingent consideration liability at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. Changes in the fair value of the contingent consideration can result from changes to one or multiple inputs, including adjustments to the discount rate, changes in the estimated number of daily registrations, changes in the growth rates, or changes in the assumed conversion rate

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

to paying subscribers. The Company reviews and reassesses the estimated fair value of contingent consideration on a quarterly basis, and the future fair value estimates could differ from the initial estimate.

Recent Accounting Pronouncements

        Testing Indefinite-Lived Intangible Assets for Impairment—In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, as codified in ASC 350, Intangibles—Goodwill and Other. The amendments in this update allow an entity to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity choosing to perform the qualitative assessment would need to identify and consider those events and circumstances that, individually or in the aggregate, most significantly affect an indefinite-lived intangible asset's fair value. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this update are effective for annual and interim impairment tests of indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. The Company performs its annual impairment assessment in the fourth quarter and expects to adopt this update in the quarter ending December 31, 2012. The Company does not expect this update to have a material impact on its consolidated financial statements.

        Conflict Minerals—In August 2012, the SEC issued final rules requiring disclosures of the use of conflict minerals (tantalum, tin, tungsten, and gold) originating in the Democratic Republic of Congo and adjoining countries. The Company is currently analyzing whether conflict minerals are necessary to the functionality or production of its products and, if so, the most efficient and effective means of complying with the due diligence and reporting requirements of the rules. The first disclosure reporting period is for the year ended December 31, 2013, with the final report to be filed no later than May 31, 2014.

2. ACQUISITIONS

schoolFeed, Inc.

        On June 8, 2012 (the "Closing Date"), Memory Lane, Inc. ("Memory Lane"), a subsidiary of United Online, Inc., completed the acquisition of schoolFeed, Inc. ("schoolFeed"), owner of the schoolFeed Facebook app. Memory Lane acquired all of the issued and outstanding capital stock of schoolFeed from the stockholders for consideration of $7.5 million in cash upon closing and a maximum of $27.5 million of contingent consideration payments payable upon the achievement of certain performance objectives. The acquisition is expected to strengthen the Classmates business domestically and its StayFriends business internationally by providing the opportunity for our members to reconnect and interact with more of their high school friends and acquaintances.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

        The contingent consideration payments are calculated based on the number of individuals who (i) install the schoolFeed Facebook app or register for schoolFeed via the schoolFeed registration process and (ii) the number of eligible installations who convert to paying subscribers on Classmates.com, all subject to certain conditions. The contingent consideration will be measured based on three annual earn-out periods ending June 30, 2013, 2014 and 2015 (the "Earn-Out Periods") and will be paid out on an annual basis shortly after the closing of each annual period. The range of the amounts the Company could pay under the contingent consideration arrangement is between $0 and $27.5 million. The fair value of the contingent consideration recognized on the Closing Date was estimated at $9.4 million using a Monte-Carlo simulation. The key assumptions used in calculating the fair value of the contingent consideration included estimated probabilities of U.S. and other target market daily registrations; mean growth rates of 0% to 18% for U.S. registrations and 0% to 14% for other target market registrations, each with a standard deviation of 50%, during the Earn-Out Periods; conversion rates to paying subscribers on Classmates.com; and a discount rate of 19.5%.

        At September 30, 2012, the fair value of the contingent consideration was estimated at $8.0 million using a Monte-Carlo simulation. The key assumptions used in calculating the fair value of the contingent consideration included estimated probabilities of U.S. and other target market daily registrations; mean growth rates of (23)% to 0% for U.S. registrations and (32)% to 0% for other target market registrations, each with a standard deviation of 50%, during the Earn-Out Periods; conversion rates to paying subscribers on Classmates.com; and a discount rate of 19.5%.

        The total cost of the schoolFeed acquisition was estimated to equal approximately $16.9 million based on fair values estimated at the Closing Date. The following table summarizes the components of the preliminary purchase price (in thousands):

Cash consideration	$7,500
Fair value of contingent consideration	9,397

Total fair value of consideration transferred	$16,897

        In connection with the acquisition, the Company incurred $0.5 million in transaction-related costs in the nine months ended September 30, 2012, which are recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

        The acquisition of schoolFeed is expected to help to solidify Classmates' service as a premier online high school social media platform in the U.S. and to create an opportunity for Classmates to have a leading position on Facebook. These factors contributed to a purchase price in excess of the fair value of schoolFeed's net liabilities and, as a result, the Company has recorded goodwill in connection with this transaction. The goodwill is attributable to the synergies expected to arise after the acquisition and is included in the Content & Media segment. Goodwill acquired in connection with the acquisition of schoolFeed is not deductible for tax purposes. The weighted-average amortizable life of the definite-lived acquired intangible assets is 5.2 years. The purchase price allocation for the acquisition is preliminary and may differ from the amount that will be ultimately paid based on the contingent consideration calculation described above. Changes in the fair value of the contingent consideration are recorded in the unaudited condensed consolidated statements of operations within acquisition-related contingent consideration until the liability, which is recorded in accrued liabilities and other liabilities in the consolidated balance sheets, is settled. The Company's fair value estimates for the preliminary purchase price allocation may change during the allowable allocation period if additional information becomes available.

        schoolFeed's revenues and earnings for the period from the Closing Date through September 30, 2012 were immaterial.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

        The following unaudited pro forma information assumes the schoolFeed acquisition occurred on January 1, 2011 (in thousands):

	Quarter Ended September 30,		Nine Month Ended September 30,
	2012	2011	2012	2011
Revenues	$177,751	$182,694	$652,036	$679,764
Net income	$4,120	$11,520	$23,797	$38,111

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

Gifts Division of Flying Brands Limited

        On April 30, 2012, Interflora British Unit ("Interflora"), a subsidiary of United Online, Inc., acquired certain of the assets of the Gifts Division of Flying Brands Limited, including the Flying Flowers, Flowers Direct and Drake Algar businesses. Interflora paid approximately $3.9 million in cash at closing, of which $1.3 million was attributed to goodwill and $2.6 million was allocated to acquired intangible assets. The primary reason for the acquisition is to broaden Interflora's presence in the U.K. by bringing new florists into the Interflora network and also providing a retail corporate presence in London. This acquisition is not considered material for purposes of further disclosure. Goodwill acquired in connection with the acquisition of the Gifts Division of Flying Brands Limited is deductible for tax purposes. In connection with the acquisition, the Company incurred $0.5 million in transaction-related costs in the nine months ended September 30, 2012, which are recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Quarter Ended September 30, 2012
	FTD	Content & Media	Communications	Total
Products	$88,809	$1,105	$686	$90,600
Services	27,553	23,033	18,882	69,468
Advertising	—	12,418	5,635	18,053

Total segment revenues	$116,362	$36,556	$25,203	$178,121

Segment income from operations	$14,190	$8,024	$8,770	$30,984

	Quarter Ended September 30, 2011
	FTD	Content & Media	Communications	Total
Products	$82,447	$347	$—	$82,794
Services	26,300	30,826	24,158	81,284
Advertising	—	12,897	6,102	18,999

Total segment revenues	$108,747	$44,070	$30,260	$183,077

Segment income from operations	$15,526	$11,526	$14,622	$41,674

	Nine Months Ended September 30, 2012
	FTD	Content & Media	Communications	Total
Products	$372,878	$2,886	$1,919	$377,683
Services	87,458	72,886	59,895	220,239
Advertising	—	38,215	16,959	55,174

Total segment revenues	$460,336	$113,987	$78,773	$653,096

Segment income from operations	$60,931	$22,005	$27,701	$110,637

	Nine Months Ended September 30, 2011
	FTD	Content & Media	Communications	Total
Products	$357,365	$347	$—	$357,712
Services	86,580	95,604	78,149	260,333
Advertising	—	43,859	19,088	62,947

Total segment revenues	$443,945	$139,810	$97,237	$680,992

Segment income from operations	$58,781	$30,857	$47,112	$136,750

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment revenues:
FTD	$116,362	$108,747	$460,336	$443,945
Content & Media	36,556	44,070	113,987	139,810
Communications	25,203	30,260	78,773	97,237

Total segment revenues	178,121	183,077	653,096	680,992
Intersegment eliminations	(370)	(383)	(1,196)	(1,228)

Consolidated revenues	$177,751	$182,694	$651,900	$679,764

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment operating expenses:
FTD	$102,172	$93,221	$399,405	$385,164
Content & Media	28,532	32,544	91,982	108,953
Communications	16,433	15,638	51,072	50,125

Total segment operating expenses	147,137	141,403	542,459	544,242
Depreciation	6,464	6,564	19,559	19,118
Amortization of intangible assets	8,185	7,870	23,817	23,646
Unallocated corporate expenses	7,897	7,017	20,626	23,358
Intersegment eliminations	(370)	(383)	(1,196)	(1,228)

Consolidated operating expenses	$169,313	$162,471	$605,265	$609,136

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment income from operations:
FTD	$14,190	$15,526	$60,931	$58,781
Content & Media	8,024	11,526	22,005	30,857
Communications	8,770	14,622	27,701	47,112

Total segment income from operations	30,984	41,674	110,637	136,750
Depreciation	(6,464)	(6,564)	(19,559)	(19,118)
Amortization of intangible assets	(8,185)	(7,870)	(23,817)	(23,646)
Unallocated corporate expenses	(7,897)	(7,017)	(20,626)	(23,358)

Consolidated operating income	$8,438	$20,223	$46,635	$70,628

        International revenues are primarily generated by the Company's operations in Europe. International revenues totaled $41.0 million and $142.8 million for the quarter and nine months ended September 30, 2012, respectively. International revenues totaled $41.7 million and $147.1 million for the quarter and nine months ended September 30, 2011, respectively.

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	September 30, 2012	December 31, 2011
United States	$58,904	$65,291
Europe	10,317	10,021

Total long-lived assets	$69,221	$75,312

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BALANCE SHEET COMPONENTS

Financing Receivables

        Credit quality of financing receivables was as follows (in thousands):

	September 30, 2012	December 31, 2011
Current	$12,474	$13,598
Past due	3,645	3,725

Total	$16,119	$17,323

        A significant majority of the past due financing receivables at September 30, 2012 and December 31, 2011 were 120 days or more past due. Financing receivables on nonaccrual status at September 30, 2012 and December 31, 2011 totaled $3.7 million and $3.8 million, respectively.

        The changes in allowance for credit losses related to financing receivables for the nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Balance at January 1	$3,655	$3,597
Current period provision	225	513
Write-offs charged against allowance	(322)	(484)

Balance at September 30	$3,558	$3,626

Other Current Assets

        Other current assets consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Prepaid expenses	$8,409	$9,997
Prepaid floral catalog expenses	1,952	1,528
Prepaid insurance	1,773	1,288
Prepaid advertising and promotion expense	1,153	1,487
Income taxes receivable	382	6,622
Other	2,955	3,143

Total	$16,624	$24,065

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BALANCE SHEET COMPONENTS (Continued)

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Employee compensation and related expenses	$23,366	$26,621
Non-income taxes payable	4,885	4,932
Acquisition-related contingent consideration	3,884	—
Reserve for legal settlement	3,477	4,830
Income taxes payable	1,901	4,366
Customer deposits	1,708	2,004
Accrued restructuring and other exit costs	218	4,151
Other	6,605	7,946

Total	$46,044	$54,850

5. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the nine months ended September 30, 2012 were as follows (in thousands):

	FTD	Content & Media	Communications	Total
Balance at December 31, 2011:
Goodwill (excluding impairment charges)	$440,617	$124,712	$13,227	$578,556
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at December 31, 2011	326,617	124,712	7,489	458,818
Acquisition of schoolFeed, Inc.	—	12,442	—	12,442
Acquisition of Gifts Division of Flying Brands Limited	1,333	—	—	1,333
Foreign currency translation	5,284	(2)	—	5,282

Balance at September 30, 2012:
Goodwill (excluding impairment charges)	447,234	137,152	13,227	597,613
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at September 30, 2012	$333,234	$137,152	$7,489	$477,875

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	September 30, 2012
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$103,249	$(95,532)	$7,717
Customer contracts and relationships	113,816	(80,483)	33,333
Trademarks and trade names	185,614	(21,613)	164,001
Software and technology	49,859	(39,379)	10,480
Rights, content and intellectual property	14,019	(5,353)	8,666

Total	$466,557	$(242,360)	$224,197

	December 31, 2011
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,854	$(93,613)	$7,241
Customer contracts and relationships	111,831	(67,199)	44,632
Trademarks and trade names	182,270	(20,230)	162,040
Software and technology	46,483	(32,768)	13,715
Rights, content and intellectual property	10,999	(4,166)	6,833

Total	$452,437	$(217,976)	$234,461

        The Company's acquired trademarks and trade names related to the acquisition by the Company of FTD Group, Inc. and its subsidiaries ("FTD") in August 2008 are indefinite-lived and, accordingly, there is no associated amortization expense or accumulated amortization. At September 30, 2012 and December 31, 2011, such trademarks and trade names after impairment and foreign currency translation adjustments totaled $158.2 million and $156.5 million, respectively.

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

        The changes in the Company's debt balances, net of discounts, for the nine months ended September 30, 2012 under the Credit Agreement were as follows (in thousands):

	Balance at December 31, 2011	Repayments of Debt	Accretion of Discounts	Balance at September 30, 2012
Credit Agreement, Term Loan	$261,124	$(17,663)	$447	$243,908
Credit Agreement, Revolving Credit Facility	—	—	—	—

Total	$261,124	$(17,663)	$447	$243,908

        Future minimum principal payments based upon scheduled mandatory debt payments under the Credit Agreement, excluding required repayments based on excess cash flows, were as follows at September 30, 2012 (in thousands):

			Year Ending December 31,
	Total Gross Debt	Oct-Dec 2012
			2013	2014	2015	2016	2017	Thereafter
Credit Agreement, Term Loan	$246,013	$—	$—	$—	$—	$—	$—	$246,013

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

        At September 30, 2012, the borrowing capacity under the Revolving Credit Facility, which was reduced by $1.3 million in outstanding letters of credit, was $48.7 million.

        Commencing in 2013 for fiscal year 2012, subject to certain exceptions, FTD Group, Inc. will be required to make annual repayments of a portion of the Term Loan based on excess cash flow as defined in the Credit Agreement. During the nine months ended September 30, 2012, FTD Group, Inc. made a voluntary debt prepayment of $17.0 million, which has eliminated all future scheduled mandatory principal payments and is expected to eliminate the excess cash flow payment otherwise required to be paid in April 2013.

        Under the terms of the Credit Agreement, FTD Group, Inc. is generally restricted from transferring funds to United Online, Inc., with certain exceptions including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations) which may be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the Credit Agreement are satisfied. These restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group, Inc. and its subsidiaries totaling $270.7 million and $262.1 million at September 30, 2012 and December 31, 2011, respectively, which exceeded 25% of the consolidated net assets of United Online, Inc. and its subsidiaries. FTD Group, Inc. was in compliance with all covenants under the Credit Agreement at September 30, 2012.

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

        The fair and notional values of outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Derivative Assets:
Interest rate caps	Other assets	$770	$—	$130,000	$—
Other derivative assets	Other current assets	$—	$372	$—	$6,069
Derivative Liabilities:
Other derivative liabilities	Accrued liabilities	$(86)	$(240)	$14,731	$5,228

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENTS (Continued)

        The effect of the Company's interest rate caps on accumulated other comprehensive loss was as follows (in thousands):

	Change in Losses Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest rate caps	$(213)	$—	$(1,139)	$—

        At September 30, 2012, the effective portion of the Company's interest rate caps before tax effect was $0.8 million, none of which is expected to be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

8. FAIR VALUE MEASUREMENTS

        The following table presents information about assets and liabilities that were required to be measured at fair value on a recurring basis (in thousands):

	September 30, 2012
Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value	Level 3 Fair Value
Assets:
Money market funds	$86,525	$76,900	$9,625	$—
Derivative assets	770	—	770	—

Total	$87,295	$76,900	$10,395	$—

Liabilities:
Contingent consideration	$(8,010)	$—	$—	$(8,010)
Derivative liabilities	(86)	—	(86)	—

Total	$(8,096)	$—	$(86)	$(8,010)

	December 31, 2011
Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value
Assets:
Money market funds	$89,770	$89,770	$—
Derivative assets	372	—	372

Total	$90,142	$89,770	$372

Liabilities:
Derivative liabilities	$(240)	$—	$(240)

Total	$(240)	$—	$(240)

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE MEASUREMENTS (Continued)

        The changes in the fair value of the contingent consideration for the periods presented were as follows (in thousands):

Quarter and Nine Months Ended September 30, 2012
Fair value, beginning of period	$9,397
Changes in fair value	(1,959)
Interest expense	572

Fair value, end of period	$8,010

        For additional information related to contingent consideration, see Note 2—"Acquisitions."

        The Company estimated the fair value of its long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimate of its credit rating. The Company estimated its credit rating as BB+/BB- for the long-term debt associated with the Credit Agreement, resulting in a discount rate of 4.4%. The table below summarizes the fair value estimates for long-term debt, net of discounts, as defined by ASC 825 (in thousands):

	September 30, 2012
		Estimated Fair Value
	Carrying Amount
		Total	Level 2
Long-term debt, net of discounts	$243,908	$253,746	$253,746

        The Company estimated the fair value of its long-term debt using Level 2 inputs based on quoted prices of comparable risk bonds using market prices and expected future interest rates based on quoted market rates from the U.S. dollar-denominated interest-rate swap curve.

9. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows United Online, Inc. to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, United Online, Inc. had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. There were no repurchases under the Program in the year ended December 31, 2011 or the nine months ended September 30, 2012 and, at September 30, 2012, the authorization remaining under the Program was $80.0 million.

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

stock awards, the Company currently does not collect the applicable required employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the nine months ended September 30, 2012 and 2011 were $2.3 million and $7.0 million, respectively, for which the Company withheld 0.4 million and 1.0 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued. For information regarding the common stock repurchases consummated during the quarter ended September 30, 2012, see "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds," which appears elsewhere in this Quarterly Report on Form 10-Q.

Dividends

        Dividends are paid on shares of common stock outstanding as of the record date. In addition, dividend equivalents are generally paid on nonvested restricted stock units outstanding as of the record date.

        In January, April and July 2012, the Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 29, 2012, May 31, 2012 and August 31, 2012 and totaled $9.3 million, $9.4 million and $9.4 million, respectively, including dividend equivalents paid on nonvested restricted stock units.

        In October 2012, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is November 14, 2012 and the dividend will be paid on November 30, 2012.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating expenses:
Cost of revenues-products	$19	$16	$25	$37
Cost of revenues-services	67	101	192	283
Sales and marketing	639	660	1,781	1,767
Technology and development	403	564	1,198	1,694
General and administrative	2,302	2,952	6,721	9,733

Total stock-based compensation	$3,430	$4,293	$9,917	$13,514

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$4,931	$11,916	$24,995	$38,865
Income allocated to participating securities	(344)	(467)	(895)	(1,602)

Net income attributable to common stockholders	$4,587	$11,449	$24,100	$37,263

Denominator:
Weighted-average common shares	90,657	88,773	90,311	88,237

Add: Dilutive effect of non-participating securities	78	39	68	186

Shares used to calculate diluted net income per common share	90,735	88,812	90,379	88,423

Basic net income per common share	$0.05	$0.13	$0.27	$0.42

Diluted net income per common share	$0.05	$0.13	$0.27	$0.42

        The diluted net income per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the quarter and nine months ended September 30, 2012 were 3.9 million and 5.4 million, respectively. Weighted-average antidilutive shares for the quarter and nine months ended September 30, 2011 were 5.5 million and 4.5 million, respectively.

12. CONTINGENCIES—LEGAL MATTERS

        In October 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. In December 2008, Xavier Vasquez filed a purported class action complaint against Classmates Online, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs are seeking injunctive relief and damages. In April 2009, the United States District Court of the Western District of Washington consolidated the Michaels and the Vasquez actions and designated the Michaels action as the lead case. In March 2010, the parties entered into a comprehensive class action settlement agreement. In February 2011, the court denied final approval of such settlement agreement. In March 2011, the parties entered into a revised settlement agreement and, in July 2011, the court issued an order granting preliminary approval of the revised settlement agreement. The parties subsequently modified the settlement agreement in August 2011. In June 2012, the District Court issued an order granting final approval of the settlement and

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

certifying the class. In July 2012, four separate notices of appeal of the District Court order were filed with the United States Court of Appeals for the Ninth Circuit. Such appeals have since been resolved and the order granting final approval of the settlement and certifying the class is final. The settlement administrator is in the process of paying the claimants.

        On June 23, 2011, Memory Lane, Inc., a California corporation, filed a complaint in United States District Court, Central District of California, against Classmates International, Inc., Classmates Online, Inc. and the Company's Memory Lane, Inc. subsidiary ("Memory Lane"), alleging false designation of origin under the Lanham Act, 15 U.S.C. section 1125, and state and common law unfair competition. The complaint includes requests for an award of damages and for preliminary and permanent injunctive relief. Notwithstanding the prayer for preliminary injunctive relief, no motion for such relief has been filed. Memory Lane responded to the complaint in September 2011. In October 2011, the plaintiff amended its complaint to, among other things, dismiss Classmates International, Inc. and add United Online, Inc. as a defendant. The discovery cut-off date was October 15, 2012. The court has set a jury trial date of January 29, 2013.

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

        In April 2012, the Kelm Class Action and the Miller Class Action were consolidated with a related case under the case caption In re Trilegiant Corporation, Inc. On September 7, 2012, the plaintiffs filed their consolidated amended complaint and named five additional defendants. The defendants' responses to the consolidated amended complaint are due on December 7, 2012.

        The Company has been cooperating with certain governmental authorities in connection with their respective investigations of its former post-transaction sales practices and certain other current or former business practices:

  •
  In 2010, FTD.com Inc. and Classmates Online, Inc. received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and Washington. The primary focus of the inquiry concerns certain post-transaction sales practices in which these subsidiaries previously engaged with certain third-party vendors. In the second quarter of 2012, the Company received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these subsidiaries for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. The Company rejected the Multistate Work Group's offer but has entered into discussions with the Multistate Work Group in an effort to reach a negotiated resolution. There can be no assurances as to the terms on which the Multistate Work Group and the Company may agree to settle this matter, or that any settlement of this matter may be reached. The Company is not able to reasonably estimate the amount of possible loss or range of loss that may arise, if any. In the event that the Multistate Work Group and the Company agree to settle this matter, or if no settlement is reached and there is an adverse judgment against the Company in connection with litigation filed by the Multistate Work Group against the Company, there could be a material adverse effect on the Company's financial position, results of operations and its cash flows.

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

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At September 30, 2012, the Company had a reserve of $3.5 million for the settlement of the Michaels class action. With respect to the other legal matters described above, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

13. PLANNED SPIN-OFF

        On August 1, 2012, United Online, Inc. announced that its Board of Directors had approved a preliminary plan to separate the Company into two independent, publicly-traded companies: FTD, which will include the domestic and international operations of the Company's FTD segment, and United Online, Inc., which will continue to operate the businesses of the Company's Content & Media and Communications segments. The transaction is expected to take the form of a tax-free pro rata distribution to stockholders of United Online, Inc.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PLANNED SPIN-OFF (Continued)

        The transaction is subject to a number of conditions, including final approval of transaction specifics by the Board of Directors of United Online, Inc., receipt of a favorable private letter ruling from the Internal Revenue Service ("IRS"), the filing and effectiveness of a registration statement with the SEC, and other related matters. The Company anticipates that the IRS ruling will confirm that the distribution of shares of FTD Group, Inc. common stock will not result in the recognition, for U.S. Federal income tax purposes, of income, gain or loss by United Online, Inc. or its stockholders. The transaction will not require stockholder approval. While the Company expects that the planned spin-off will be completed by August 2013, targeting the first half of 2013, there can be no assurance that it will be completed on the anticipated schedule or that its terms will not change. See "Part II, Item 1A—Risk Factors" for certain risk factors relating to the planned spin-off.

        For the quarter and nine months ended September 30, 2012, the Company recorded $1.7 million of transaction-related costs associated with the planned spin-off.

        Subsequent to the separation, the historical results of the FTD segment will be presented as discontinued operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; the Company's strategies, including the contemplated separation of the Company into separate, publicly-traded companies and the expected benefits of such transaction, and the Company's review of strategic alternatives for its Content & Media and Communications businesses and monetization opportunities for its portfolio of patents and patent applications; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward- looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        United Online, through its operating subsidiaries, is a leading provider of consumer products and services over the Internet under a number of brands, including FTD, Interflora, Flying Flowers, Flowers Direct, Drake Algar, Classmates, schoolFeed, Memory Lane, StayFriends, MyPoints, NetZero, and Juno.

        United Online, Inc. is a Delaware corporation, headquartered in Woodland Hills, California, that commenced operations in 2001 following the merger of dial-up Internet access providers NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno"). In 2004, our Internet access revenues began to decline and we began diversifying our business to include other consumer Internet offerings in an effort to provide new growth opportunities for the Company. In November 2004, we acquired Classmates Online, Inc. (whose name was changed to Memory Lane, Inc. in February 2011), a provider of online nostalgia services, and in April 2006, we acquired MyPoints.com, Inc. ("MyPoints"), a provider of online loyalty marketing services. In August 2008, we acquired FTD Group, Inc. (together with its subsidiaries, "FTD"), a provider of floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services under the FTD and Interflora brands. In April 2012, we acquired certain assets of the Gifts Division of Flying Brands Limited, including the Flying Flowers, Flowers Direct and Drake Algar businesses. In June 2012, we acquired schoolFeed, Inc. ("schoolFeed"), owner of the schoolFeed Facebook app and a leading online high school social network that enables members to reconnect with their former classmates largely through Facebook.

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

  •
  Advertising revenues.  Advertising revenues are derived from a wide variety of advertising, marketing and media-related initiatives in our Content & Media and Communications segments.

Planned Spin-Off

        On August 1, 2012, United Online, Inc. announced that its Board of Directors had approved a preliminary plan to separate the Company into two independent, publicly-traded companies: FTD, which will include the domestic and international operations of the Company's FTD segment, and United Online, Inc., which will continue to operate the businesses of the Company's Content & Media and Communications segments (the "FTD Spin-Off Transaction"). The FTD Spin-Off Transaction is expected to take the form of a tax-free pro rata distribution to stockholders of United Online, Inc. The transaction is subject to a number of conditions, including final approval of transaction specifics by the Board of Directors, and is expected to be completed by August 2013, targeting the first half of 2013. In addition, United Online, Inc. announced that it also is reviewing strategic alternatives for its Content & Media and Communications businesses (the "Additional Separation Transactions" and together with the FTD Spin-Off Transaction, the "Separation Transactions") and monetization opportunities for its portfolio of patents and patent applications. See Note 13—"Planned Spin-off" of the Notes to the Unaudited Condensed Consolidated Financial Statements and "Part II, Item 1A—Risk Factors;

Planned Spin-off Risks" for additional information and risk factors associated with the FTD Spin-Off Transaction.

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

Content & Media

        Our Content & Media segment provides online nostalgia products and services under the Classmates, schoolFeed, Memory Lane, StayFriends, and Trombi brands. Our Content & Media services also include online loyalty marketing under the MyPoints brand.

        Online Nostalgia Services.    We operate our nostalgia services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Led by our Classmates.com website that serves the U.S. and Canada, our nostalgia services comprise a large and diverse population of users, with over 100 million registered accounts at September 30, 2012.

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

Communications

        Our principal Communications pay service is dial-up Internet access, offered under the NetZero and Juno brands. We also offer 4G mobile broadband, DSL, email, Internet security services, and web hosting services. In total, we had 0.7 million Communications pay accounts at September 30, 2012, of which 0.4 million were access accounts and 0.2 million were pay accounts subscribed to our other Communications services, including email, Internet security and web hosting services. Most of our Communications revenues are derived from dial-up Internet access pay accounts.

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

	Quarter Ended					Nine Months Ended September 30,
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
						2012	2011
Consolidated:
Revenues (in thousands)	$177,751	$231,857	$242,292	$217,921	$182,694	$651,900	$679,764
FTD:
Segment revenues (in thousands)	$116,362	$167,527	$176,447	$143,304	$108,747	$460,336	$443,945
% of consolidated revenues	65%	72%	73%	66%	60%	71%	65%
Consumer orders (in thousands)	1,239	1,997	1,997	1,615	1,104	5,233	5,013
Average order value	$61.06	$60.75	$62.91	$62.31	$63.46	$61.65	$62.10
Average currency exchange rate: GBP to USD	1.58	1.58	1.58	1.57	1.61	1.58	1.62
Content & Media:
Segment revenues (in thousands)	$36,556	$37,986	$39,445	$45,665	$44,070	$113,987	$139,810
% of consolidated revenues	21%	16%	16%	21%	24%	17%	21%
Pay accounts (in thousands)	2,987	3,120	3,293	3,484	3,780	2,987	3,780
Segment churn	3.4%	3.6%	3.9%	4.1%	3.9%	3.6%	3.9%
ARPU	$2.50	$2.50	$2.54	$2.60	$2.64	$2.50	$2.57
Segment active accounts (in millions)	10.9	10.3	11.3	10.3	11.9	10.8	12.7
Average currency exchange rate: EUR to USD	1.25	1.28	1.31	1.35	1.41	1.28	1.41
Communications:
Segment revenues (in thousands)	$25,203	$26,810	$26,760	$29,295	$30,260	$78,773	$97,237
% of consolidated revenues	14%	12%	11%	13%	17%	12%	14%
Pay accounts (in thousands):
Access	440	467	498	535	577	440	577
Other	235	242	249	259	266	235	266

Total pay accounts	675	709	747	794	843	675	843
Segment churn	3.1%	3.2%	3.4%	3.4%	3.4%	3.2%	3.6%
ARPU	$8.97	$8.97	$8.99	$9.09	$9.14	$8.93	$9.21
Segment active accounts (in millions)	1.4	1.4	1.5	1.5	1.6	1.4	1.7

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

  Communications

        Products revenues consist of revenues generated from the sale of 4G mobile broadband devices and the related shipping and handling fees, less discounts and refunds.

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

Content & Media

        Content & Media cost of revenues includes costs related to the sale of gift cards; costs of points earned by members of our online loyalty marketing service; data center costs; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; amortization of content purchases; license fees; costs related to providing customer support; costs related to customer billing and billing support for our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; domain name registration fees; costs associated with the sale of yearbook reprints and the related shipping and handling costs; and costs related to third-party merchandise.

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

Acquisition-Related Contingent Consideration

        Acquisition-related contingent consideration includes changes in fair value measurements of the acquisition-related contingent consideration resulting from changes to one or multiple inputs, including adjustments to the discount rate, changes in the estimated number of daily registrations, changes in growth rates, or changes in the assumed conversion rate to pay accounts as well as interest expense related to the contingent consideration.

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

        Unaudited condensed consolidated information was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$177,751	$182,694	$651,900	$679,764
Operating expenses:
Cost of revenues	89,353	83,323	345,846	336,906
Sales and marketing	37,012	33,315	130,571	130,261
Technology and development	11,859	12,774	35,363	38,266
General and administrative	24,663	25,414	72,199	80,038
Amortization of intangible assets	7,813	7,571	22,659	22,914
Acquisition-related contingent consideration	(1,387)	—	(1,387)	—
Restructuring and other exit costs	—	74	14	751

Total operating expenses	169,313	162,471	605,265	609,136

Operating income	8,438	20,223	46,635	70,628
Interest income	511	308	962	1,140
Interest expense	(3,260)	(3,747)	(10,301)	(19,564)
Other income (expense), net	(3)	512	768	2,217

Income before income taxes	5,686	17,296	38,064	54,421
Provision for income taxes	755	5,380	13,069	15,556

Net income	$4,931	$11,916	$24,995	$38,865

        Information for our three reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	FTD		Content & Media		Communications
	Quarter Ended September 30,		Quarter Ended September 30,		Quarter Ended September 30,
	2012	2011	2012	2011	2012	2011
Revenues	$116,362	$108,747	$36,556	$44,070	$25,203	$30,260
Operating expenses:
Cost of revenues	69,938	65,183	8,364	6,814	7,821	8,195
Sales and marketing	21,096	17,449	11,696	13,701	4,299	2,137
Technology and development	2,787	2,776	4,962	5,645	1,672	2,113
General and administrative	8,351	7,813	4,897	6,384	2,641	3,119
Acquisition-related contingent consideration	—	—	(1,387)	—	—	—
Restructuring and other exit costs	—	—	—	—	—	74

Total operating expenses	102,172	93,221	28,532	32,544	16,433	15,638

Segment income from operations	$14,190	$15,526	$8,024	$11,526	$8,770	$14,622

	FTD		Content & Media		Communications
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Revenues	$460,336	$443,945	$113,987	$139,810	$78,773	$97,237
Operating expenses:
Cost of revenues	287,045	278,362	25,312	24,095	23,763	25,931
Sales and marketing	78,453	74,686	38,604	47,430	13,723	8,020
Technology and development	8,457	8,563	14,181	17,041	5,492	5,951
General and administrative	25,450	23,553	15,363	20,387	8,102	9,472
Acquisition-related contingent consideration	—	—	(1,387)	—	—	—
Restructuring and other exit costs	—	—	(91)	—	(8)	751

Total operating expenses	399,405	385,164	91,982	108,953	51,072	50,125

Segment income from operations	$60,931	$58,781	$22,005	$30,857	$27,701	$47,112

Quarter and Nine Months Ended September 30, 2012, compared to
Quarter and Nine Months Ended September 30, 2011

Consolidated Results

Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Revenues	$177,751	$182,694	$(4,943)	(3)%	$651,900	$679,764	$(27,864)	(4)%
Revenues as a percentage of total segment revenues:
FTD	65.3%	59.4%			70.5%	65.2%
Content & Media	20.5%	24.1%			17.5%	20.5%
Communications	14.1%	16.5%			12.1%	14.3%

        The decrease in consolidated revenues for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was due to a $7.5 million decrease in revenues from our Content & Media segment and a $5.1 million decrease in revenues from our Communications segment, partially offset by a $7.6 million increase in revenues from our FTD segment.

        The decrease in consolidated revenues for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was due to a $25.8 million decrease in revenues from our Content & Media segment and an $18.5 million decrease in revenues from our Communications segment, partially offset by a $16.4 million increase in revenues from our FTD segment.

Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Cost of revenues	$89,353	$83,323	$6,030	7%	$345,846	$336,906	$8,940	3%
Cost of revenues as a percentage of total segment cost of revenues:
FTD	81.2%	81.3%			85.4%	84.8%
Content & Media	9.7%	8.5%			7.5%	7.3%
Communications	9.1%	10.2%			7.1%	7.9%

        The increase in consolidated cost of revenues for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was due to a $4.8 million increase in cost of revenues associated with our FTD segment and a $1.6 million increase in cost of revenues associated with our Content & Media segment, partially offset by a $0.4 million decrease in cost of revenues associated with our Communications segment.

        The increase in consolidated cost of revenues for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was due to an $8.7 million increase in cost of revenues associated with our FTD segment, a $1.2 million increase in cost of revenues associated with our Content & Media segment and a $1.1 million increase in depreciation and amortization expense. These increases were partially offset by a $2.2 million decrease in cost of revenues associated with our Communications segment.

Sales and Marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Sales and marketing	$37,012	$33,315	$3,697	11%	$130,571	$130,261	$310	—%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
FTD	56.9%	52.4%			60.0%	57.4%
Content & Media	31.5%	41.2%			29.5%	36.4%
Communications	11.6%	6.4%			10.5%	6.2%

        The increase in consolidated sales and marketing expenses for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was due to a $3.6 million increase in sales and marketing expenses associated with our FTD segment and a $2.2 million increase in sales and marketing expenses associated with our Communications segment, partially offset by a $2.0 million decrease in sales and marketing expenses associated with our Content & Media segment.

        The increase in consolidated sales and marketing expenses for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was due to a $5.7 million increase in sales and marketing expenses associated with our Communications segment and a $3.8 million increase in sales and marketing expenses associated with our FTD segment. These increases were partially offset by an $8.8 million decrease in sales and marketing expenses associated with our Content & Media segment and a $0.2 million decrease in depreciation expense.

Technology and Development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Technology and development	$11,859	$12,774	$(915)	(7)%	$35,363	$38,266	$(2,903)	(8)%
Technology and development expenses as a percentage of total segment technology and development expenses:
FTD	29.6%	26.4%			30.1%	27.1%
Content & Media	52.7%	53.6%			50.4%	54.0%
Communications	17.7%	20.1%			19.5%	18.9%

        The decrease in consolidated technology and development expenses for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was primarily due to a $0.7 million decrease in technology and development expenses associated with our Content & Media segment and a $0.4 million decrease in technology and development expenses associated with our Communication segment, partially offset by a $0.2 million increase in depreciation expense.

        The decrease in consolidated technology and development expenses for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to a $2.9 million decrease in technology and development expenses associated with our Content & Media segment and a $0.5 million decrease in technology and development expenses associated with our Communications segment, partially offset by a $0.5 million increase in depreciation expense.

General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
General and administrative	$24,663	$25,414	$(751)	(3)%	$72,199	$80,038	$(7,839)	(10)%
General and administrative expenses as a percentage of total segment general and administrative expenses:
FTD	52.6%	45.1%			52.0%	44.1%
Content & Media	30.8%	36.9%			31.4%	38.2%
Communications	16.6%	18.0%			16.6%	17.7%

        The decrease in consolidated general and administrative expenses for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was due to a $1.5 million decrease in general and administrative expenses associated with our Content & Media segment, a $0.5 million decrease in general and administrative expenses associated with our Communications segment and a $0.2 million decrease in depreciation expense. These decreases were partially offset by a $0.9 million increase in unallocated corporate expenses, excluding depreciation, amortization of intangible assets and restructuring and other exit costs and a $0.5 million increase in general and administrative expenses associated with our FTD segment.

        The decrease in consolidated general and administrative expenses for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was due to a $5.0 million decrease in general and administrative expenses associated with our Content & Media segment, a $2.8 million decrease in unallocated corporate expenses, excluding depreciation, amortization of intangible assets and restructuring and other exit costs, a $1.4 million decrease in general and administrative expenses associated with our Communications segment and a $0.5 million decrease in depreciation expense. These decreases were partially offset by a $1.9 million increase in general and administrative expenses associated with our FTD segment.

Amortization of Intangible Assets

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$7,813	$7,571	$242	3%	$22,659	$22,914	$(255)	(1)%

        The increase in consolidated amortization of intangibles for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was primarily due to a $0.4 million increase in amortization of intangible assets associated with our Content & Media segment's acquisition of schoolFeed, partially offset by a $0.2 million decrease in amortization of certain intangible assets associated with our Communications segment becoming fully amortized in prior periods.

        The decrease in consolidated amortization of intangible assets for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to a $0.6 million of certain intangible assets associated with our Communications segment becoming fully amortized in prior periods, partially offset by a $0.5 million increase in amortization of intangible assets associated with our Content & Media segment's acquisition of schoolFeed and a $0.2 million increase in amortization of intangible assets associated with our FTD segment.

Acquisition-Related Contingent Consideration

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Acquisition-related contingent consideration	$(1,387)	$—	$(1,387)	N/A	$(1,387)	$—	$(1,387)	N/A

        The consolidated acquisition-related contingent consideration for the quarter and nine months ended September 30, 2012 was comprised of a $2.0 million benefit related to changes in fair value measurements of the schoolFeed contingent consideration, partially offset by $0.6 million of interest expense related to such contingent consideration.

Restructuring and Other Exit Costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$—	$74	$(74)	(100)%	$14	$751	$(737)	(98)%

        Consolidated restructuring and other exit costs for the nine months ended September 30, 2011 were related to employee termination and contract termination costs.

Interest Income

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Interest income	$511	$308	$203	66%	$962	$1,140	$(178)	(16)%

        The increase in consolidated interest income for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was primarily related to an increase in interest income due to higher average cash balances and interest rates at our India subsidiary.

        The decrease in consolidated interest income for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to a decrease in interest income on long-term receivables from FTD's technology system sales, partially offset by an increase in interest income due to higher average cash balances and interest rates at our India subsidiary.

Interest Expense

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Interest expense	$3,260	$3,747	$(487)	(13)%	$10,301	$19,564	$(9,263)	(47)%

        The decrease in consolidated interest expense for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was primarily due to lower amounts outstanding under FTD's credit agreement as a result of repayments.

        The decrease in consolidated interest expense for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to a $6.1 million loss on extinguishment of debt, which was recorded in the nine months ended September 30, 2011 and, to a lesser extent, lower interest rates, as a result of the June 2011 refinancing of FTD's credit facility and lower amounts outstanding under FTD's credit agreement as a result of repayments.

Other Income (Expense), Net

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Other income (expense), net	$(3)	$512	$(515)	(101)%	$768	$2,217	$(1,449)	(65)%

        The decrease in consolidated other income (expense), net, for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was primarily due to a decrease in realized and unrealized gains related to forward foreign currency exchange contracts.

        The decrease in consolidated other income, net, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to a non-income tax refund at our FTD segment during the nine months ended September 30, 2011, a decrease in gains associated with foreign currency exchange transactions and a decrease in gains on investments.

Provision for Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except percentages)
Provision for income taxes	$755	$5,380	$13,069	$15,556
Effective income tax rate	13.3%	31.1%	34.3%	28.6%

        For the quarter ended September 30, 2012, we recorded a tax provision of $0.8 million on pre-tax income of $5.7 million. The decrease in our effective income tax rate for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was primarily due to an increase in discrete tax benefits relating to the release of reserves for uncertain tax positions and a reduction in the U.K. statutory income tax rate on lower pre-tax income in the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011.

        For the nine months ended September 30, 2012, we recorded a tax provision of $13.1 million on pre-tax income of $38.1 million. The increase in our effective income tax rate for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to a $4.8 million tax benefit related to the release of reserves for uncertain tax positions recorded in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

FTD Segment Results

FTD Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages and average order value)
Products	$88,809	$82,447	$6,362	8%	$372,878	$357,365	$15,513	4%
Services	27,553	26,300	1,253	5%	87,458	86,580	878	1%

Total FTD Revenue	$116,362	$108,747	$7,615	7%	$460,336	$443,945	$16,391	4%

Consumer orders	1,239	1,104	135	12%	5,233	5,013	220	4%
Average order value	$61.06	$63.46	$(2.40)	(4)%	$61.65	$62.10	$(0.45)	(1)%

        Excluding the unfavorable impact of foreign currency exchange rates of $0.6 million due to a weaker British Pound versus the U.S. Dollar, FTD revenues for the quarter ended September 30, 2012,

compared to the quarter ended September 30, 2011, increased by $8.2 million, or 8%. The increase was primarily due to a 12% increase in consumer order volume for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011. The increase in consumer order volume was due, in part, to the Flying Flowers and Flowers Direct businesses, which were acquired in the second quarter of 2012, partially offset by a decrease in average order value. Excluding the unfavorable impact of foreign currency exchange rates, average order value decreased 3% for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, primarily due to consumer orders generated by the recently acquired Flowers Direct and Flying Flowers businesses, which have lower average order values than FTD's other consumer businesses.

        Excluding the unfavorable impact of foreign currency exchange rates of $2.6 million due to a weaker British Pound versus the U.S. Dollar, revenues for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, increased by $19.0 million, or 4%. The increase was primarily due to a 4% increase in consumer order volume.

FTD Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
FTD cost of revenues	$69,938	$65,183	$4,755	7%	$287,045	$278,362	$8,683	3%
FTD cost of revenues as a percentage of FTD revenues	60.1%	59.9%			62.4%	62.7%

        Excluding the favorable impact of foreign currency exchange rates of $0.4 million, cost of revenues for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, increased by $5.2 million, or 8% due to an increase in consumer order volume. Cost of revenues as a percentage of revenues was relatively flat.

        Excluding the favorable impact of foreign currency exchange rates of $1.8 million, cost of revenues for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 increased by $10.5 million, or 4%, primarily due to an increase in consumer order volume. Cost of revenues as a percentage of revenues was positively impacted by lower refunds, freight costs and credit card fees in the nine months ended September 30, 2012.

FTD Sales and Marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
FTD sales and marketing	$21,096	$17,449	$3,647	21%	$78,453	$74,686	$3,767	5%
FTD sales and marketing expenses as a percentage of FTD revenues	18.1%	16.0%			17.0%	16.8%

        The increase in FTD sales and marketing expenses for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was primarily due to a $1.2 million increase in marketing expenditures in the floral network business, including those related to clearinghouse order volume, a $1.0 million increase in marketing expenses, including investments in promotions and programs designed to drive consumer order and revenue growth, and a $0.6 million increase related to consumer order volume. Also contributing to the increase were marketing costs of $0.6 million related to the Flying Flowers and Flowers Direct businesses, which were acquired in the second quarter of 2012.

        Excluding the favorable impact of foreign currency exchange rates of $0.3 million, sales and marketing expenses for the nine months ended September 30, 2012, compared to September 30, 2011, increased by $4.1 million, or 5%. The increase was due to a $2.1 million increase in marketing expenses, including investments in promotions and programs designed to drive consumer order and revenue growth, an increase in consumer order volume, and marketing expenses related to the recently acquired Flying Flowers and Flowers Direct businesses, as well as a $1.7 million increase in marketing expenditures in the floral network business, including those related to clearinghouse order volume.

FTD Technology and Development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
FTD technology and development	$2,787	$2,776	$11	—%	$8,457	$8,563	$(106)	(1)%
FTD technology and development expenses as a percentage of FTD revenues	2.4%	2.6%			1.8%	1.9%

        FTD technology and development expenses remained relatively flat for the quarter and nine months ended September 30, 2012, compared to the quarter and nine months ended September 30, 2011.

FTD General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
FTD general and administrative	$8,351	$7,813	$538	7%	$25,450	$23,553	$1,897	8%
FTD general and administrative expenses as a percentage of FTD revenues	7.2%	7.2%			5.5%	5.3%

        The increase in FTD general and administrative expenses for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was primarily attributable to increased legal, bad debt and personnel-related expenses.

        The increase in FTD general and administrative expenses for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily attributable to increased legal costs of $0.6 million, transaction-related costs of $0.5 million recorded in the nine months ended September 30, 2012 in connection with the acquisition of the Gifts Division of Flying Brands Limited and increased personnel-related expenses of $0.6 million.

Content & Media Segment Results

Content & Media Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages and ARPU)
Products	$1,105	$347	$758	218%	$2,886	$347	$2,539	732%
Services	23,033	30,826	(7,793)	(25)%	72,886	95,604	(22,718)	(24)%
Advertising	12,418	12,897	(479)	(4)%	38,215	43,859	(5,644)	(13)%

Total Content & Media Revenues	$36,556	$44,070	$(7,514)	(17)%	$113,987	$139,810	$(25,823)	(18)%

ARPU	$2.50	$2.64	$(0.14)	(5)%	$2.50	$2.57	$(0.07)	(3)%
Average pay accounts	3,053	3,894	(841)	(22)%	3,235	4,140	(905)	(22)%

        Excluding the unfavorable impact of foreign currency exchange rates of $1.1 million due to a weaker Euro versus the U.S. Dollar, Content & Media revenues for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, decreased by $6.4 million, or 15%. Content & Media services revenues decreased for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, as a result of a 22% decrease in our average number of pay accounts for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011. Excluding the unfavorable impact of foreign currency exchange rates, ARPU decreased by 1%. In addition, Content & Media advertising revenues decreased due to a decrease in active accounts for the international business, partially offset by an increase in advertising revenues generated by our online loyalty marketing service primarily due to an increase in gift card revenues. These decreases were partially offset by a $0.8 million increase in Content & Media products revenues generated in the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011. We anticipate that Content & Media pay accounts and revenues will continue to decline year over year, at least in the near term.

        Excluding the unfavorable impact of foreign currency exchange rates of $2.6 million due to a weaker Euro versus the U.S. Dollar, Content & Media revenues for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, decreased by $23.2 million, or 17%. The decrease in Content & Media services revenues for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was a result of a 22% decrease in our average number of pay accounts for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Excluding the unfavorable impact of foreign currency exchange rates, ARPU increased by 1%. In addition, Content & Media advertising revenues decreased due to a decrease in advertising revenues generated by our online loyalty marketing service due to a number of factors, including the loss of a major customer during the second half of 2011, as well as a decrease in segment active accounts. These decreases were partially offset by a $2.5 million increase in Content & Media products revenues generated in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily related to the sale of yearbook reprints.

Content & Media Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$8,364	$6,814	$1,550	23%	$25,312	$24,095	$1,217	5%
Content & Media cost of revenues as a percentage of Content & Media revenues	22.9%	15.5%			22.2%	17.2%

        The increase in Content & Media cost of revenues for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was primarily due to a $1.7 million increase in costs of our online loyalty marketing service related to the cost of gift cards and the cost of third-party merchandise as well as a $0.2 million increase in personnel- and overhead-related costs, partially offset by a $0.3 million decrease in credit card-related fees due to the decrease in pay accounts.

        The increase in Content & Media cost of revenues for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was due to a $1.5 million increase in costs of our online loyalty marketing service primarily related to the costs of gift cards and the costs of third-party merchandise, an $0.8 million increase in costs associated with the sale of yearbook reprints and a $0.6 million increase in overhead-related costs. These increases were partially offset by a $1.0 million decrease in credit card-related fees due to the decrease in pay accounts and a $0.6 million decrease in personnel-related costs due to reduced headcount.

Content & Media Sales and Marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$11,696	$13,701	$(2,005)	(15)%	$38,604	$47,430	$(8,826)	(19)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	32.0%	31.1%			33.9%	33.9%

        The decrease in Content & Media sales and marketing expenses for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was due to a $1.4 million decrease in personnel- and overhead-related costs and an $0.8 million decrease in marketing costs primarily related to costs to acquire new online nostalgia members, partially offset by a $0.2 million increase in costs to acquire new online loyalty marketing members.

        The decrease in Content & Media sales and marketing expenses for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was the result of $5.5 million in marketing costs related to television advertising supporting the launch of the Memory Lane website in the nine months ended September 30, 2011, a $3.9 million decrease in personnel- and overhead-related costs and a $0.4 million decrease in costs to acquire new online loyalty marketing members. These decreases were partially offset by a $1.0 million increase in costs to acquire new online nostalgia members.

Content & Media Technology and Development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Content & Media technology and development	$4,962	$5,645	$(683)	(12)%	$14,181	$17,041	$(2,860)	(17)%
Content & Media technology and development expenses as a percentage of Content & Media revenues	13.6%	12.8%			12.4%	12.2%

        The decreases in Content & Media technology and development expenses for the quarter and nine months ended September 30, 2012, compared to the quarter and nine months ended September 30,

2011, were the result of decreases in personnel- and overhead-related expenses as a result of reduced headcount.

Content & Media General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Content & Media general and administrative	$4,897	$6,384	$(1,487)	(23)%	$15,363	$20,387	$(5,024)	(25)%
Content & Media general and administrative expenses as a percentage of Content & Media revenues	13.4%	14.5%			13.5%	14.6%

        The decrease in Content & Media general and administrative expenses for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was due to $0.7 million in reserves recorded for a legal settlement in the quarter ended September 30, 2011, a $0.6 million decrease in personnel- and overhead-related costs and a $0.2 million decrease in professional fees.

        The decrease in Content & Media general and administrative expenses for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was due to a $3.3 million decrease in reserves recorded for a legal settlement, a $2.1 million decrease in personnel- and overhead-related costs and a $0.2 million decrease in bad debt expenses. These decreases were partially offset by $0.5 million of transaction-related costs incurred in the nine months ended September 30, 2012 in connection with the schoolFeed acquisition.

Content & Media Acquisition-Related Contingent Consideration

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Acquisition-related contingent consideration	$(1,387)	$—	$(1,387)	N/A	$(1,387)	$—	$(1,387)	N/A

        Content & Media acquisition-related contingent consideration for the quarter and nine months ended September 30, 2012, was comprised of a $2.0 million benefit related to changes in fair value measurements of the schoolFeed contingent consideration, partially offset by $0.6 million of interest expense related to such contingent consideration.

Content & Media Restructuring and Other Exit Costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Content & Media restructuring and other exit costs	$—	$—	$—	N/A	$(91)	$—	$(91)	N/A

        Content & Media restructuring and other exit costs for the nine months ended September 30, 2012 related to the reversal of accrued employee termination benefits.

Communications Segment Results

Communications Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages and ARPU)
Products	$686	$—	$686	N/A	$1,919	$—	$1,919	N/A
Services	18,882	24,158	(5,276)	(22)%	59,895	78,149	(18,254)	(23)%
Advertising	5,635	6,102	(467)	(8)%	16,959	19,088	(2,129)	(11)%

Total Communications Revenues	$25,203	$30,260	$(5,057)	(17)%	$78,773	$97,237	$(18,464)	(19)%

ARPU	$8.97	$9.14	$(0.17)	(2)%	$8.93	$9.21	$(0.28)	(3)%
Average number of dial-up Internet access pay accounts	394	550	(156)	(28)%	433	603	(170)	(28)%

        The decrease in Communications services revenues for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was primarily due to a 28% decrease in our average number of dial-up Internet access pay accounts for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, as well as a 2% decrease in ARPU. The decrease in ARPU was attributable to a higher percentage of pay accounts on lower-priced or discounted subscription plans or services. The decrease in Communications advertising revenues was primarily due to the decrease in active accounts. These decreases were partially offset by $0.7 million in Communications products revenues related to the sale of 4G mobile broadband devices. We anticipate that Communications pay accounts and revenues will continue to decline year over year.

        The decrease in Communications services revenues for the nine months ended September 30, 2012, compared to nine months ended September 30, 2011, was primarily due to a 28% decrease in our average number of dial-up Internet access pay accounts for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, as well as a 3% decrease in ARPU. The decrease in ARPU was attributable to a higher percentage of pay accounts on lower-priced or discounted subscription plans or services. The decrease in Communications advertising revenues was primarily due to the decrease in active accounts. These decreases were partially offset by $1.9 million in Communications products revenues related to the sale of 4G mobile broadband devices.

Communications Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Communications cost of revenues	$7,821	$8,195	$(374)	(5)%	$23,763	$25,931	$(2,168)	(8)%
Communications cost of revenues as a percentage of Communications revenues	31.0%	27.1%			30.2%	26.7%

        The decrease in Communications cost of revenues for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was due to a $0.5 million decrease in costs associated with our DSL service, a $0.5 million decrease in telecommunications, customer support and billing-related costs due to a decrease in dial-up Internet access accounts, a $0.3 million decrease in personnel- and overhead-related costs, a $0.2 million decrease in costs associated with our email, Internet security and web hosting services, and a $0.2 million decrease in advertising costs. These decreases were partially offset by $1.3 million of costs associated with our 4G mobile broadband service and devices incurred in the quarter ended September 30, 2012. We anticipate that Communications cost of revenues will increase in 2012 as compared to 2011 due to the costs that will be incurred in connection with the 4G mobile broadband service. In addition, we have been testing various marketing initiatives with respect to the 4G mobile broadband service, including offering discounts on the devices, and if we were to determine to permanently reduce the selling price of such devices, we would have to assess the net realizable value of the inventory and potentially write down the cost of such inventory, which would further increase Communications cost of revenues.

        The decrease in Communications cost of revenues for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was due to a $1.9 million decrease in telecommunications, customer support and billing-related costs due to a decrease in dial-up Internet access accounts, a $1.2 million decrease in costs associated with our DSL service, an $0.8 million decrease in advertising costs, a $0.7 million decrease in costs associated with our email, Internet security and web hosting services, and a $0.6 million decrease in personnel- and overhead-related costs. These decreases were partially offset by $3.0 million of costs associated with our 4G mobile broadband service and devices incurred in the nine months ended September 30, 2012.

Communications Sales and Marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Communications sales and marketing	$4,299	$2,137	$2,162	101%	$13,723	$8,020	$5,703	71%
Communications sales and marketing expenses as a percentage of Communications revenues	17.1%	7.1%			17.4%	8.2%

        The increase in Communications sales and marketing expenses for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was attributable to $2.8 million in marketing costs associated with the promotion of our 4G mobile broadband service in the quarter ended September 30, 2012. This increase was partially offset by a $0.4 million decrease in advertising, promotion and distribution costs primarily related to our dial-up Internet access services and a $0.2 million decrease in personnel- and overhead-related costs. We anticipate that Communications sales and marketing costs will continue to increase in 2012 as compared to 2011 due to the promotion of the 4G mobile broadband service.

        The increase in Communications sales and marketing expenses for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was attributable to $9.0 million in marketing costs associated with the promotion of our 4G mobile broadband service in the nine months ended September 30, 2012. This increase was partially offset by a $1.9 million decrease in advertising, promotion and distribution costs primarily related to our dial-up Internet access services and a $1.5 million decrease in personnel- and overhead-related costs.

Communications Technology and Development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Communications technology and development	$1,672	$2,113	$(441)	(21)%	$5,492	$5,951	$(459)	(8)%
Communications technology and development expenses as a percentage of Communications revenues	6.6%	7.0%			7.0%	6.1%

        The decreases in Communications technology and development expenses for the quarter and nine months ended September 30, 2012, compared to the quarter and nine months ended September 30, 2011, were due to decreases in personnel- and overhead-related expenses as a result of reduced headcount.

Communications General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Communications general and administrative	$2,641	$3,119	$(478)	(15)%	$8,102	$9,472	$(1,370)	(14)%
Communications general and administrative expenses as a percentage of Communications revenues	10.5%	10.3%			10.3%	9.7%

        The decreases in Communications general and administrative expenses for the quarter and nine months ended September 30, 2012, compared to the quarter and nine months ended September 30, 2011, were primarily due to decreases in personnel- and overhead-related expenses as a result of reduced headcount.

Communications Restructuring and Other Exit Costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$—	$74	$(74)	(100)%	$(8)	$751	$(759)	(101)%

        Communications restructuring and other exit costs for the nine months ended September 30, 2011 were primarily related to employee termination costs and contract termination costs.

Unallocated Corporate Expenses

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in thousands, except percentages)
Unallocated corporate expenses	$7,897	$7,017	$880	13%	$20,626	$23,358	$(2,732)	(12)%

        The increase in unallocated corporate expenses, excluding depreciation and amortization of intangible assets, for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was due to $1.7 million of transaction-related costs incurred in connection with the FTD Spin-Off Transaction and recorded in the quarter ended September 30, 2012, partially offset by a $0.9 million decrease in personnel- and overhead-related costs.

        The decrease in unallocated corporate expenses, excluding depreciation and amortization of intangible assets, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to a $4.5 million decrease in personnel- and overhead-related costs, partially offset by $1.7 million of transaction-related costs incurred in connection with the FTD Spin-Off Transaction and recorded in the nine months ended September 30, 2012.

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

        On June 10, 2011, FTD Group, Inc. repaid in full all outstanding indebtedness under the 2008 Credit Agreement. No penalties were paid in connection with such repayment. The repayment of obligations under the 2008 Credit Agreement was financed with the proceeds of the $265 million of term loan borrowings under the Credit Agreement and FTD's available cash. No funds were borrowed under the Revolving Credit Facility at closing or through September 30, 2012.

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

Nine Months Ended September 30, 2012, compared to Nine Months Ended September 30, 2011

        Our total cash and cash equivalents balance decreased by $28.0 million, or 21%, to $108.1 million at September 30, 2012, compared to $136.1 million at December 31, 2011. Our summary cash flows for the nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$43,453	$71,734
Net cash used for investing activities	$(25,951)	$(21,895)
Net cash used for financing activities	$(46,199)	$(37,019)

        Net cash provided by operating activities decreased by $28.3 million, or 39%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in working capital, including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, deferred taxes, and tax shortfalls from equity awards. The decrease in net cash provided by operating activities was due to a $13.9 million decrease in net income and a decrease in non-cash items totaling $12.7 million, primarily related to a $6.1 million loss on extinguishment of debt related to the refinancing of the 2008 Credit Agreement in June 2011 and, to a lesser extent, stock-based compensation, deferred taxes and acquisition-related contingent consideration, as well as a $1.7 million unfavorable change in working capital. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities increased by $4.1 million, or 19%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The increase was primarily due to $11.4 million of cash paid for the acquisitions of schoolFeed, Inc. and the Gifts Division of Flying Brands Limited during the nine months ended September 30, 2012. This increase was partially offset by a $6.0 million decrease in purchases of property and equipment and a $1.2 million decrease in purchases of rights, content and intellectual property related to our online nostalgia services. In April 2012, we completed the acquisition of the Gifts Division of Flying Brands Limited and paid $3.9 million in cash upon closing. In June 2012, we completed the acquisition of schoolFeed for $7.5 million in cash upon closing and a maximum of $27.5 million of contingent consideration payments payable upon the achievement of certain performance objectives. The contingent consideration will be measured based on three annual earn-out periods ending June 30, 2013, 2014 and 2015 and will be paid out on an annual basis shortly after the closing of each annual period.

        Capital expenditures for the nine months ended September 30, 2012 totaled $13.2 million. We currently anticipate that our total capital expenditures for 2012 will be in the range of $20 million to $23 million. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $9.2 million, or 25%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. In June 2011, we refinanced the 2008 Credit Agreement and, in connection with the refinancing, we received net proceeds of $261.3 million, which along with FTD's available cash, were used to repay the outstanding balance on the 2008 Credit Agreement of $264.6 million. In the nine months ended September 30, 2012, we repaid $17.7 million on the outstanding Credit Agreement. Repurchases of common stock for the nine months ended September 30, 2012 decreased by $4.7 million, compared to the nine months ended September 30, 2011.

        The payment of dividends and dividend equivalents is a cash outflow from financing activities. In January, April and August 2012, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The dividends were paid on February 29, 2012, May 31, 2012 and August 31, 2012 and totaled $9.3 million, $9.4 million and $9.4 million, respectively, including dividend equivalents paid on nonvested restricted stock units. In October 2012, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is November 14, 2012 and the dividend will be paid on November 30, 2012. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, we repurchased a total of $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. We did not make any repurchases under the Program during the year ended December 31, 2011 or the nine months ended September 30, 2012 and, at September 30, 2012, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units and stock awards we grant to employees. In general, we currently do not collect the applicable required employee withholding taxes from employees upon vesting of restricted stock units and upon the issuance of stock awards. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the nine months ended September 30, 2012 and 2011 were $2.3 million and $7.0 million, respectively, for which we withheld 0.4 million and 1.0 million shares of common stock, respectively, that were underlying the restricted stock units which vested. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting and stock awards being issued during the period.

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

        Under the terms of the Credit Agreement, FTD Group, Inc., a subsidiary of United Online, Inc., is generally restricted from transferring funds and other assets to United Online, Inc., with certain exceptions including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations) which may be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the Credit Agreement are satisfied. These restrictions have resulted in restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group, Inc. and its subsidiaries totaling $270.7 million, including cash of $49.7 million, at September 30, 2012. The Credit Agreement also includes provisions which require us to make debt prepayments in the event that we generate consolidated excess cash flow, as defined in the Credit Agreement, on an annual basis commencing in April 2013 for fiscal year 2012. In May 2012, FTD Group, Inc. made a voluntary debt prepayment of $17.0 million on our outstanding borrowings under the Credit Agreement, which has eliminated all future scheduled mandatory principal payments and is expected to eliminate the excess cash flow payment otherwise required to be paid in April 2013. The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to fulfill our debt service obligations, at least in the next twelve months. FTD Group, Inc. was in compliance with all covenants under the Credit Agreement at September 30, 2012.

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

Fair Value Measurements

        We measure our contingent consideration liability at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. At September 30, 2012, the fair value of the contingent consideration related to the schoolFeed acquisition was $8.0 million, which is approximately 99% of total liabilities measured at fair value on a recurring basis. The fair value of the contingent consideration was estimated using a Monte-Carlo simulation based on estimated probabilities of U.S. and other target market daily registrations; mean growth rates of (23)% to 0% for U.S. registrations and (32)% to 0% for other target market registrations, each with a standard deviation of 50%, during the three annual earn-out periods ending June 30, 2013, 2014 and 2015; conversion rates to paying subscribers on Classmates.com; and a discount rate of 19.5%. Changes in the fair value of the contingent consideration obligation can result from changes to one or multiple inputs, including adjustments to the discount rate, changes in the estimated number of daily registrations, changes in growth rates, or changes in the assumed conversion rate to paying subscribers. We review and reassess the estimated fair value of the contingent consideration on a quarterly basis, and the future fair value estimates could differ from the initial estimate.

Contractual Obligations

        Contractual obligations at September 30, 2012 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest	$316,390	$11,935	$23,870	$24,846	$255,739
Member redemption liability	21,528	17,206	4,322	—	—
Noncancelable operating leases	26,000	11,611	9,743	3,655	991
Contingent consideration	8,010	3,884	4,126	—	—
Services and promotional contracts	8,295	6,080	2,215	—	—
Telecommunications purchases	493	342	151	—	—
Content purchases	588	359	229	—	—
Marketing purchases	737	737	—	—	—
Floral-related purchases	5,653	5,653	—	—	—
Mobile broadband devices	2,903	2,903	—	—	—
Other liabilities	2,529	1,144	789	193	403

Total	$393,126	$61,854	$45,445	$28,694	$257,133

        At September 30, 2012, we had liabilities for uncertain tax positions totaling $4.0 million, of which $0.3 million was included in other liabilities in the contractual obligations table above and, at September 30, 2012, was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

        Commitments under letters of credit at September 30, 2012 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Year to Less than 5 Years	More than 5 Years
Letters of credit	$1,556	$1,298	$96	$—	$162

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

Off-Balance Sheet Arrangements

        At September 30, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        Testing Indefinite-Lived Intangible Assets for Impairment—In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, as codified in ASC 350. The amendments in this update allow an entity to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity choosing to perform the qualitative assessment would need to identify and consider those events and circumstances that, individually or in the aggregate, most significantly affect an indefinite-lived intangible asset's fair value. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this update are effective for annual and interim impairment tests of indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. We perform our annual impairment assessment in the fourth quarter and expect to adopt this update in the quarter ending December 31, 2012. We do not expect this update to have a material impact on our consolidated financial statements.

        Conflict Minerals—In August 2012, the SEC issued final rules requiring disclosures of the use of conflict minerals (tantalum, tin, tungsten, and gold) originating in the Democratic Republic of Congo and adjoining countries. We are currently analyzing whether conflict minerals are necessary to the functionality or production of our products and, if so, the most efficient and effective means of complying with the due diligence and reporting requirements of the rules. The first disclosure reporting period is for the year ended December 31, 2013, with the final report to be filed no later than May 31, 2014.

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

Foreign Currency Exchange Risk

        We transact business in foreign currencies, and we are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP"), the Euro ("EUR") and the Indian Rupee ("INR") and, to a much lesser extent, the Swedish Krona ("SEK"), the Swiss Franc ("CHF") and the Canadian Dollar ("CAD"), which may result in gains or losses reported in our results of operations. The volatilities in GBP, EUR, INR, SEK, CHF, and CAD (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the trend in currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and net income. A 1% adverse change in overall foreign currency exchange rates over an entire year would not have a material impact on estimated annual revenues and estimated annual income before income taxes. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income (expense), net, in the unaudited condensed consolidated statements of operations.

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At September 30, 2012, the notional value of open forward foreign currency exchange contracts accounted for as net investment and cash flow hedges totaled $5.2 million and $3.4 million, respectively.

        Periodically, we enter into forward foreign currency exchange contracts which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At September 30, 2012, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $6.1 million. We may, in the future, also use other derivative financial instruments, if it is determined that such hedging activities are appropriate to reduce risk.

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

ITEM 1A.    RISK FACTORS

        The risk factors set forth below are substantially the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

RISKS RELATING TO OUR BUSINESS GENERALLY

The Company may be unable to complete the planned FTD Spin-Off Transaction.

        On August 1, 2012, United Online, Inc. announced that its Board of Directors had approved a preliminary plan with respect to the FTD Spin-Off Transaction. There can be no assurance that the FTD Spin-Off Transaction will be completed in the manner or timeframe contemplated by the Board of Directors' preliminary plan, or at all. Completion of the FTD Spin-Off Transaction is subject to a number of factors and conditions, including, without limitation, the following:

  •
  Changes in business, political and economic conditions;

  •
  Changes in governmental regulations and policies and actions of governmental authorities;

  •
  Changes in our operating performance;

  •
  Any required consents under our material contracts, including the Credit Agreement; and

  •
  Satisfaction of certain conditions precedent, including final approval of transaction specifics by the Board of Directors, receipt of certain tax rulings or opinions of counsel, and the filing and effectiveness of a registration statement with the SEC.

If the FTD Spin-Off Transaction is not completed in the manner or timeframe contemplated by the Board of Directors' preliminary plan, or not completed at all, the price of United Online, Inc.'s common stock may decline, including to the extent the market price reflects positive assumptions that the contemplated transaction will be completed and the related benefits will be realized. There also are a number of other risks related to the FTD Spin-Off Transaction and the Company's consideration of Additional Separation Transactions that are described in the risk factor below.

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

        Economic conditions in the U.S. and the European Union have been depressed and may remain challenging for the foreseeable future. Our products and services are discretionary and dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to, among other factors, the general economic climate, the consumers' levels of disposable income, consumer debt, and overall consumer confidence. The challenging economic conditions have adversely impacted certain aspects of our businesses in a number of ways, including reduced demand, more aggressive pricing for similar products and services by our competitors, decreased spending by advertisers, increased credit risks, increased credit card failures, a loss of customers, and increased use of discounted pricing for certain of our products and services. It is likely that these and other factors will continue to adversely impact our businesses, at least in the near term. The challenging economic conditions may adversely impact our key vendors. Such economic conditions and decreased consumer spending have, in certain cases, resulted in, and may in the future result in, a variety of negative effects such as a reduction in revenues, increased costs, lower gross margin and operating margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, increased provisions for excess and obsolete inventories, and recognition of impairments of assets, including goodwill and other intangible and long-lived assets. Any of the above factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        We have expended, and may continue to expend, significant resources in developing, integrating and implementing new business initiatives, products, services, features, applications, and functionality, such as those related to the NetZero 4G mobile broadband service, our high school yearbook initiatives related to the Classmates website and the schoolFeed Facebook application. Such development, integration and implementation involve a number of uncertainties, including unanticipated delays and expenses and technological problems. New business initiatives, products, services, features, applications, or functionality also may not be accepted by consumers or commercially successful. We cannot assure you that we will be successful in such development, integration and implementation efforts, including those related to the NetZero 4G mobile broadband service, our high school yearbook initiatives or the schoolFeed Facebook application, or that any new business initiatives, products, services, features, applications, or functionality will be accepted by consumers or commercially successful. If our development, integration and implementation efforts are not successful, or such new business initiatives, products, services, features, applications, or functionality are not accepted by consumers or commercially successful, our key metrics and financial results could be materially and adversely impacted.

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

        One of our strategic objectives is to acquire businesses, services or technologies that will provide us with an opportunity to diversify the products and services we offer, leverage our assets and core competencies, or expand our geographic reach, or that otherwise may be complementary to our existing businesses. However, acquiring companies is a difficult process with many factors outside of our control. In addition, the Credit Agreement imposes certain restrictions on our ability to complete acquisitions and there is no assurance that we will be successful in completing additional acquisitions, if any.

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

        Certain provisions of our certificate of incorporation, our bylaws and Delaware law limit the ability of our stockholders to elect directors and take other corporate actions. These provisions could have the effect of delaying or discouraging takeover attempts that our stockholders may consider favorable or beneficial because of the premium price that would be offered by a potential acquirer. In addition, although our previous stockholder rights plan expired in February 2011, there are no assurances that our Board of Directors will not implement a new stockholder rights plan in the future.

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

        Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales, and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do, offer a wider variety of services, have more compelling websites with more extensive user-generated or third-party content or offer their services or content free to their users. Some of our competitors have been more successful than we have been in attracting and retaining visitors and members, and our ability to attract visitors to our websites and maintain a large and growing member base has been adversely affected by such competition. In particular, Facebook's membership base currently far exceeds that of any of its competitors, and Google+ has been growing its membership base at a rapid pace. We rely on some of our competitors to promote our services and for new member acquisitions, such as Facebook in connection with our Facebook high school fan pages and our schoolFeed Facebook app. Any changes to Facebook's rules or policies or any other changes implemented by Facebook could adversely affect our business or our strategies. If our competitors provide services similar to our online nostalgia services for free, we may not be able to charge for our online nostalgia services. Competition has adversely affected our subscription revenues from online nostalgia services, as well as our advertising revenues from our online nostalgia services and online loyalty marketing services. More intense competition could also require us to increase our marketing or other expenditures. As a result of competition, our key business metrics, revenues, cash flows, and profitability have been adversely affected.

Continued declines in the number of pay accounts for our online nostalgia services could cause our business and financial results, including cash flows, to suffer.

        Pay accounts are critical to our business model. Only a small percentage of users visiting our websites or initially registering for our online nostalgia services sign up for a paid subscription at the time of registration. As a result, our ability to generate subscription revenues is highly dependent on our ability to attract visitors to our websites, register them as free members, encourage them to return to our websites, and convince them to become pay accounts in order to access the pay features of our websites. We believe the integration of the schoolFeed app will increase the number of visitors to our Classmates.com website. However, our experience with the schoolFeed app and its users is limited, and there are no assurances that we will be able to convince these users to become pay accounts.

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

        We expect our dial-up Internet access pay accounts to continue to decline. As a result of expected continuing decreases in our dial-up Internet access pay accounts and, potentially, the average monthly revenue per pay account, we expect that our Communications services revenues, advertising revenues and the profitability of this segment will continue to decline over time. The rate of decline in Communications services revenues has accelerated in some periods and may continue to accelerate. Although we have been reducing our expenses in order to manage the profitability of our Communications segment, we will not be able to continue making the same level of expense reductions in the future. In addition, we increased our marketing expenses in 2012 in connection with the launch of the NetZero 4G mobile broadband service, which is subject to a number of risks.

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

        We recently started to offer a mobile broadband service under the NetZero brand. However, the new service is subject to a number of uncertainties, including unanticipated delays and expenses and technological or other problems on our part as well as the third-party suppliers whose products and services are integral to the service. The new service also may not be accepted by consumers or commercially successful, especially given its dependence on Clearwire's limited coverage areas. We have been testing various marketing initiatives, including offering discounts on our devices, but there are no assurances that such initiatives will increase our conversion rate. Some of our prospective competitors have longer operating histories, greater name and brand recognition, larger user bases, wider coverage areas, and significantly greater financial, technical, sales, and marketing resources than we do. We cannot assure you that we will be successful in the development and implementation of the NetZero 4G mobile broadband service, or that the service will be commercially successful. Delays, additional expenses, the failure to develop and implement the service as planned, or the service's failure to be commercially successful, could materially and adversely impact our business, financial condition, results of operations, and cash flows.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)—(b) Not applicable

(c)   Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allowed us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From time to time, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. In April 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the Program, bringing the total amount authorized under the Program to $200 million. In December 2009, the Board of Directors again further extended the Program through December 31, 2010. From August 2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and increased the amount authorized to $80 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. There were no repurchases under the Program during the year ended December 31, 2011 or the nine months ended September 30, 2012 and, at September 30, 2012, the authorization remaining under the Program was $80.0 million.

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

        Common stock repurchases during the quarter ended September 30, 2012 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
August 2012	22	$5.26	—	$80,000

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

Date: November 5, 2012	UNITED ONLINE, INC. (Registrant)
	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/5/2012
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/5/2012
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/5/2012
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	11/5/2012
101.INS	XBRL Instance Document	X		000-33367	11/5/2012
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	11/5/2012
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	11/5/2012
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	11/5/2012
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	11/5/2012
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	11/5/2012