Form 10-K
period 2012-12-31
UNITED ONLINE INC
filed 2013-03-04
CIK 1142701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

         Securities registered pursuant to Section 12(g) of the Act: None

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes ☐    No ☒

         At June 30, 2012, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant's common stock on such date reported by The Nasdaq Global Select Market, was $367,154,167 (calculated by excluding shares directly or indirectly held by directors and officers).

         At February 22, 2013, there were 92,055,984 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive proxy statement relating to the 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year ended December 31, 2012.

UNITED ONLINE, INC.

INDEX TO FORM 10-K

For the Year Ended December 31, 2012

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; the Company's strategies, including the contemplated separation of the Company and FTD into separate, publicly-traded companies and the expected benefits of such transaction, and the Company's exploration of strategic alternatives for its Content & Media and Communications businesses and monetization opportunities for its portfolio of patents and patent applications; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Annual Report on Form 10-K and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.    BUSINESS

Overview

        United Online, through its operating subsidiaries, is a leading provider of consumer products and services over the Internet under a number of brands, including FTD, Interflora, Flying Flowers, Flowers Direct, Drake Algar, Classmates, schoolFeed, StayFriends, Trombi, MyPoints, NetZero, and Juno.

        United Online, Inc. is a Delaware corporation, headquartered in Woodland Hills, California, that commenced operations in 2001 following the merger of dial-up Internet access providers NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno"). In 2004, we acquired Classmates Online, Inc. (whose name was changed to Memory Lane, Inc. in February 2011), a provider of online nostalgia services, and in 2006, we acquired MyPoints.com, Inc. ("MyPoints"), a provider of an online loyalty marketing service. In 2008, we acquired FTD Group, Inc. (together with its subsidiaries, "FTD"), a provider of floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services under the FTD and Interflora brands. In April 2012, we acquired certain assets of the Gifts Division of Flying Brands Limited, including the Flying Flowers, Flowers Direct and Drake Algar businesses. In June 2012, we acquired schoolFeed, Inc. ("schoolFeed"), owner of the schoolFeed Facebook app and a leading online high school social network that enables members to reconnect and interact with their former classmates.

        We report our businesses in three reportable segments:

Segment	Products and Services
FTD	Floral, gift and related products and services for consumers, retail florists and other retail locations
Content & Media	Online nostalgia products and services and an online loyalty marketing service
Communications	Internet access services and devices, including dial-up, NetZero 4G mobile broadband, and DSL, and email, Internet security and web hosting services

        In 2012, the FTD segment, the Content & Media segment and the Communications segment accounted for 70%, 18% and 12% of consolidated revenues, respectively. In 2011, the FTD segment, the Content & Media segment and the Communications segment accounted for 65%, 21% and 14% of consolidated revenues, respectively. In 2010, the FTD segment, the Content & Media segment and the Communications segment accounted for 60%, 22% and 18% of consolidated revenues, respectively.

        We generate revenues from three primary sources:

  •
  Products revenues.  Products revenues in our FTD segment are derived primarily from selling floral, gift and related products to consumers via our Internet websites and telephone numbers and, to a lesser extent, to our floral network members. Products revenues in our Content & Media segment are derived from the sale of yearbook reprints and related shipping and handling fees, as well as revenues generated from reselling third party merchandise. Products revenues in our Communications segment are derived from the sale of NetZero 4G mobile broadband service devices and the related shipping and handling fees.

  •
  Services revenues.  Services revenues in our FTD segment are derived from membership fees, order-related fees and services, and subscription and other fees generated from independent members of the FTD and Interflora floral networks, which we also refer to as our floral network members. Services revenues in our Content & Media and Communications segments are derived from selling subscriptions to consumers who are typically billed in advance for the entire subscription term.

  •
  Advertising and other revenues.  Advertising and other revenues are primarily derived from a wide variety of advertising, marketing and media-related initiatives in our Content & Media and Communications segments.

Planned Spin-Off

        On August 1, 2012, United Online, Inc. announced that its Board of Directors had approved a preliminary plan to separate the Company into two independent, publicly-traded companies: FTD, which will include the domestic and international operations of the Company's FTD segment, and United Online, Inc., which will continue to include the businesses of the Company's Content & Media and Communications segments (the "FTD Spin-Off Transaction"). The FTD Spin-Off Transaction is expected to take the form of a tax-free pro rata distribution to stockholders of United Online, Inc. and is subject to a number of conditions, including, without limitation, final approval of transaction specifics by the Board of Directors of United Online Inc., receipt of a favorable private letter ruling from the Internal Revenue Service and an opinion of counsel, the filing and effectiveness of a registration statement with the Securities and Exchange Commission ("SEC"), and other related matters. The FTD Spin-Off Transaction is expected to be completed by the end of the third quarter of 2013. The Company is also continuing to explore strategic alternatives for its Content & Media and Communications businesses and monetization opportunities for its portfolio of patents and patent applications (the "Potential Patent Transactions" and, together with the other potential transactions described above, the "Strategic Transactions"). See Note 15—"Planned Spin-off" of the Notes to the Consolidated Financial Statements and "Part I, Item 1A—Risk Factors" for additional information and risk factors associated with the FTD Spin-Off Transaction and other Strategic Transactions.

Industry Background

FTD Segment—Floral, Gift and Related Products and Services

Consumers

        Floral industry retail purchases in the United States ("U.S."), including flowers, potted plants and seeds were approximately $34.3 billion in 2012, according to the U.S. Department of Commerce. Floral industry retail purchases in the United Kingdom ("U.K."), including fresh cut flowers and indoor plants, were approximately £2.2 billion in 2008, according to Mintel, a market research company. Both the U.S. and U.K. markets are highly fragmented, with thousands of floral industry participants. The floral retail marketplace has evolved considerably in recent years. The following sets forth some of the key market trends:

  •
  The increasing role of floral mass marketers, particularly those marketing floral products over the Internet and servicing a national or international consumer base, has resulted in a growing percentage of floral orders being placed through floral mass marketers versus traditional retail florists;

  •
  Consumer purchases of "cash and carry" flowers for everyday occasions have continued to shift away from traditional retail florists and increasingly occur at supermarket and mass merchant retail locations;

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

Traditional Retail Florists and Other Retailers

        There were approximately 16,200 retail florists in the U.S. in 2010, according to the U.S. Census Bureau. The total number of retail florists has declined over the past decade, primarily due to floral products becoming increasingly available for purchase on the Internet and in other retail channels, as well as recent economic challenges, among other factors. Supermarkets, mass merchants and other retailers have established or increased their presence in the floral products retail market in recent years by adding a variety of floral and related products to their merchandise assortments. The emergence of supermarkets and mass merchants as increasingly important distribution channels within the floral products retail market has led many traditional retail florists to expand their merchandise offerings to include giftware, outdoor nursery stock and seasonal decorations, among other items.

        Floral wire services, which we also refer to as floral network services, utilize proprietary network communications systems to facilitate the transmission and fulfillment of orders among their floral network members. Services provided by floral wire services typically include order transmission, clearinghouse services, marketing, and other services in support of the floral network. Order clearinghouse services play an important role by ensuring the flow of payment between a floral network member sending an order received from a consumer and the member receiving and fulfilling the order, thereby eliminating counterparty credit risk for the floral network members. The growth of floral mass marketers and the Internet channel has led traditional retail florists to increasingly rely on floral networks to augment their order volumes. Access to incremental consumer orders for fulfillment is one of the various benefits a member receives from membership in a floral network.

        Providers of floral network services typically offer a broad range of services that are designed to promote revenue growth and facilitate the efficient operation of a retail florist's business, including the ability to send, receive and deliver floral orders. Additional products and services offered by providers of floral network services include point-of-sale and related technology systems and services, credit card processing services, e-commerce website services, online advertising tools, clearinghouse services, order transmission, and after-hours telephone answering and order taking services, as well as floral-related products, such as fresh flowers and containers. Certain providers of floral network services have recently broadened their focus and developed new product and service offerings to appeal to supermarkets and mass merchants.

Content & Media Segment—Online Nostalgia Services

        The Internet continues to evolve and grow as a platform to enable, among other things, social interaction, consumer engagement, the sale of goods and services, and advertising. We believe that as people age, many develop a strong interest in reconnecting with people and events from their past.

        The number of Internet users age 35 and older is expected to increase from 124.9 million in 2012 to 138.8 million in 2016, according to eMarketer, a market research firm, in 2012. Community affiliations based on schools attended encompass a particularly large population of individuals. According to the U.S. Census Bureau, as of 2012, there were approximately 204 million high school graduates living in the U.S. and approximately 133 million people living in the U.S. who had attended college. We believe that the occurrence of class reunions among this large population frequently strengthens an individual's curiosity and nostalgic feelings about school memories, friends and acquaintances, and popular culture during such individual's years in high school and college.

        Our domestic Classmates service, which launched in 1995 as one of the first social networking services, is designed to assist members in finding friends and acquaintances primarily from high school. Consumers can register for free accounts or pay for premium accounts that give them access to more information. As the Internet has matured, a number of other websites and services, such as Facebook and Google, have provided alternative means for individuals to find and interact with people from their past. Facebook, in particular, has become a dominant platform for finding and interacting with people online, including acquaintances from the past, as well as the present. Our services continue to serve as platforms for online nostalgia activities and communications, especially related to the high school experience. We are also using the Facebook platform as an additional location for people to access our content and services. In 2012, we acquired schoolFeed, Inc., owner of the schoolFeed Facebook app in order to, among other things, increase the free and pay membership base of the Classmates business by extending its presence through Facebook.

Content & Media Segment—Online Loyalty Marketing

        The Internet has been a growing channel for advertising and for consumers to find and purchase goods and services. According to eMarketer in 2012, total advertising spending on the Internet in the U.S. is expected to grow from $37.3 billion in 2012 to $55.3 billion in 2016 and the number of online shoppers in the U.S. using the Internet to purchase goods or services is expected to grow from 184.3 million to 206.8 million during the same period. As a result of both existing activity and expected growth, advertisers continue to seek effective ways to target and reach online consumers.

        Online loyalty marketing programs are generally designed to reward consumers with points that accumulate based on their activities and which may be redeemed for cash, gift cards, or products and services from participating vendors. Some online loyalty marketing programs use points as an incentive for members to opt in to receiving certain email offers or to update their personal interest profiles, which provide useful information that helps advertisers target consumers interested in purchasing the advertisers' products and services. While these programs have long been popular with airlines, credit card vendors, hotels, and retailers, in recent years, online loyalty marketing programs have expanded into a comprehensive direct marketing and targeted advertising strategy for companies in a wide range of industries.

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

        Broadband Internet access services are now available to most of the U.S. population at competitive prices, although market pricing varies based on the geographic region and speed of the broadband service, among other factors. Broadband continues to have a much lower penetration in rural areas when compared to urban and suburban areas and, according to an estimate released by the Federal Communications Commission in August 2012, 19 million Americans lack access to fixed broadband service, of which 14.5 million Americans lack access to the service in rural areas. Many broadband providers, including cable companies such as Comcast and local exchange carriers such as AT&T, market broadband Internet access offerings that are "bundled" with telephone, entertainment or other services, which generally results in lower prices than stand-alone services. At the same time, the maturity of the dial-up Internet access market has led the largest dial-up service providers in the U.S., including AOL, EarthLink, NetZero, and Juno, to significantly reduce marketing spending and operate their dial-up Internet access businesses primarily for profitability and cash flows.

        There are numerous dial-up Internet access providers in the U.S., although a small number of national providers account for a significant majority of the U.S. dial-up market. AOL, EarthLink and our Internet access businesses, NetZero and Juno, on a combined basis reported approximately 3.8 million dial-up Internet access pay accounts at December 31, 2012. As the industry has matured, the average tenure of dial-up Internet access pay accounts has increased significantly, which has generally resulted in a reduction in subscriber churn since longer tenured pay accounts, on average, exhibit greater retention characteristics than new pay accounts.

        In 2012, we began offering NetZero 4G mobile broadband service as part of a wholesale agreement with Clearwire. We offer consumers the option to access the service by purchasing either a NetZero USB modem to connect a single device such as a PC or a Mac® computer, or a NetZero personal hotspot that can connect up to eight Wi-Fi enabled devices simultaneously. NetZero USB modem and NetZero hotspot customers are able to connect to the NetZero 4G mobile broadband service within the Clearwire coverage area using a variety of devices, including a PC, Mac® computer, iPad® mobile digital device, and other tablets, netbooks and smartphones. The NetZero 4G mobile broadband service is generally available for use in the home, at the office or on the go by customers across the U.S. within the Clearwire coverage area.

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

Segment Services

FTD

        FTD is a leading provider of floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services, in the U.S., Canada, the U.K., and the Republic of Ireland. The business uses the highly recognized FTD and Interflora brands, both supported by the Mercury Man logo. FTD is a leading marketer of floral and gift items to consumers, which we refer to as FTD's consumer business, and a provider of floral network products and services, which we refer to as FTD's floral network business. These businesses are complementary, as the majority of floral orders generated by the consumer business are fulfilled and hand-delivered by the members of the FTD floral network, with the remaining orders delivered via direct shipment from third-party suppliers. FTD does not currently own or operate any retail locations with the exception of three retail locations in the U.K. FTD does not maintain significant physical inventory because its floral network members and third-party suppliers maintain substantially all floral and gift physical inventory and facilities. FTD generally receives payment from consumers before paying florists or other third parties to fulfill and deliver product orders. For additional information regarding our FTD segment, see Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

        Consumer Business.    FTD is a leading marketer of floral, gift and related items to consumers. FTD operates in the U.S. and Canada, primarily through the www.ftd.com and www.ftd.ca websites and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily through the www.interflora.co.uk, www.flyingflowers.co.uk, www.flowersdirect.co.uk, www.interflora.ie, and www.drakealgar.com websites and various telephone numbers. FTD also operates mobile websites for these same markets that are optimized for mobile devices with Internet connections. While floral arrangements and plants are FTD's primary offerings, FTD also markets and sells gift items, including jewelry, sweets, gift baskets, wine, fruit, and spa products.

        Consumers place orders on FTD's websites and, to a much lesser extent, over the telephone. Orders are transmitted to floral network members or third-party suppliers for processing and delivery. The majority of consumer orders are hand-delivered by FTD's floral network members, who provide same-day and future delivery services. The other consumer orders are fulfilled and shipped directly to the consumer in an elegant gift box by third parties, who provide next-day and future delivery services.

        Floral Network Business.    FTD provides a comprehensive suite of products and services that promote revenue growth and enhance the operating efficiencies of its floral network members, including services that enable such members to send, receive and deliver floral orders. Floral network members include traditional retail florists, as well as other retail locations offering floral and related products and services, that are located primarily in the U.S., Canada, the U.K., and the Republic of Ireland. The large networks of floral network members provide an order fulfillment vehicle for our consumer business and allow FTD to offer same-day delivery capability (subject to certain limitations) to populations throughout the U.S., Canada, the U.K., and the Republic of Ireland.

        FTD products and services available to floral network members include access to the FTD and Interflora brands and the Mercury Man logo, supported by various marketing campaigns; access to the floral networks; credit card processing services; e-commerce website services; online advertising tools; clearinghouse services; order transmission services; and system support services, as well as floral-related products, such as fresh flowers and containers. FTD provides point-of-sale systems and related technology services that enable its floral network members to transmit and receive orders and manage several back office functions of a floral retailer's business, including accounting, customer relationship management, direct marketing campaigns, delivery route management, event planning, and mobile applications. FTD also acts as a national wholesaler to its floral network members, providing branded and non-branded hard goods and cut flowers, as well as packaging, promotional products and a wide variety of other floral-related supplies. Wholesaling branded vases and other hard goods to floral network members helps to ensure consistency between the consumer orders fulfilled by floral network members and the product imagery displayed on the FTD and Interflora websites.

Content & Media

        Our Content & Media segment provides online nostalgia products and services under the Classmates, schoolFeed, StayFriends, and Trombi brands. Our Content & Media products consist of yearbook reprints, as well as third-party merchandise. Our Content & Media segment also offers an online loyalty marketing service under the MyPoints brand. For additional information regarding our Content & Media segment, see Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Online Nostalgia Services

        We operate our nostalgia services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Our domestic and international nostalgia services comprise a large and diverse population of users, with over 100 million registered accounts at December 31, 2012.

        Our nostalgia services are led by our Classmates website (www.classmates.com), which primarily serves the U.S. and Canada. Over the years, Classmates members have contributed a substantial amount of distinct, relevant pieces of user-generated content, such as names, high school affiliations, biographies, interests, and photos. We believe our large membership base and the user-generated content posted on the Classmates website assist us in attracting new members and bringing existing members back to the website on a recurring basis. Today, in addition to the historical Classmates section of the website, which has all of the features and functionality described below, the website also features a section that contains a variety of nostalgic content, including magazines, photographs, sports clips, music videos, and much more. Our intent is to leverage our large base of registered consumers age 35 and over, who joined Classmates to reconnect with important memories from their past, by offering these and other consumers a broader value proposition. One of the primary forms of nostalgic content on the website is digitized versions of high school yearbooks. At December 31, 2012, we had approximately 167,000 digitized high school yearbooks available on the website, representing what we believe is the largest collection available anywhere on the Internet. Visitors to the website can engage with yearbooks, as well as the other types of nostalgic content, which can facilitate new forms of social interaction, such as sharing memorable content with friends and acquaintances or posting comments on the Classmates website or its Facebook page. In addition, we have functionality to allow members to tag photos directly in the digitized yearbook collection, a search feature for locating individuals, and an index of all members shown in the yearbooks. Members and visitors may also purchase a copy of any yearbook available on the Classmates website.

        Domestic.    Visitors to the Classmates website can experience a substantial amount of nostalgic content free of charge. Members with free accounts can use our search feature to locate individuals in our database or in our collection of yearbooks; post information and view information posted by other members; tag yearbook photos; and organize reunions and engage in other reunion-related activities. To engage in the other premium features described below, a member is required to purchase an All-Access Pass, which is generally available for terms ranging from three months to two years. Revenues from our Classmates website are derived primarily from the sale of these subscriptions and, to a lesser extent, from advertising fees and other transactions on our website, including the sale of yearbook reprints.

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

  •
  Access to our Classmates location feature, which shows the geographic locations, based on zip codes, of the members in the All-Access Pass holder's high school or other community affiliation.

  •
  Ability to send double-blind emails through our Classmates website to other members and respond to email messages from any other member, regardless of whether the sender is a free member or a paying member.

        schoolFeed.    Facebook members who install the schoolFeed app can visit their class list and online yearbook for their high school and graduation years and see updates from other members of their class within the Facebook app experience. Members can upload photos and share updates about their life and interests, as well as play online games such as Bingo. Members also generate a Classmates member profile when they install the schoolFeed app and are granted access as a basic member to the Classmates nostalgic content and features.

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

Online Loyalty Marketing

        Our online loyalty marketing service, MyPoints, connects advertisers with its members by allowing members to earn rewards points for engaging in online activities. MyPoints is a free service for consumers who register and provide certain identifying information to receive direct email marketing and other online loyalty promotions. The MyPoints website (www.mypoints.com) serves as a shopping portal for our advertising clients and direct sales partners. Members earn points for responding to email offers, shopping online at the MyPoints website, taking market research companies' surveys, playing MyPoints branded online games, searching the Internet through a MyPoints branded toolbar, and engaging in other online activities. In addition to these online point earning opportunities, MyPoints also offers a member credit card with opportunities to earn points through both online and offline shopping. Rewards points are redeemable primarily in the form of third-party gift cards currently from approximately 80 merchants, including, among others, leading retailers, theaters, restaurants, airlines, and hotels.

        MyPoints provides advertisers with an effective means to reach a large online audience. MyPoints uses a variety of criteria, including personal interests, purchasing behavior and demographic profiles, to create targeted promotions for advertisers. These marketing campaigns are tailored to meet the goals of the specific advertiser, which are most commonly to generate incremental sales of an advertiser's products or services but may also include objectives that do not involve purchase transactions such as generating sales leads or increased traffic to an advertiser's website. In many cases, MyPoints sends personalized email marketing messages, called BonusMail®, that are directed specifically to individual MyPoints members to showcase a single advertiser or offer. MyPoints members benefit not only from attractive discounts and other benefits featured in BonusMail® offers but also can receive points for purchases and, in some cases, for clicking through the media links in BonusMail® to the advertiser's website, as well as for other actions taken within a limited time period. We believe the limited-time nature of the BonusMail® offers adds a sense of urgency to the promotion for the consumer.

        The advertising revenues generated from our online loyalty marketing service revenues are classified as advertising and other revenues. Advertisers pay us primarily based on performance measures that include when our MyPoints emails are transmitted to members, when members respond to emails and when members complete online transactions. Advertising and other revenues also includes revenues generated from the sale of gift cards.

Communications

        Our principal Communications pay service is dial-up Internet access, offered under the NetZero and Juno brands. We also offer 4G mobile broadband, DSL, email, Internet security, web hosting services, and other services. In total, we had 0.7 million Communications pay accounts at December 31, 2012, of which 0.4 million were access accounts and 0.2 million were pay accounts subscribed to our other Communications services, including email, Internet security and web hosting services. Most of our Communications revenues are derived from dial-up Internet access pay accounts. For additional information regarding our Communications segment, see Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Internet Access Services

        Our Internet access services consist of dial-up and, to a much lesser extent, our NetZero 4G mobile broadband service and DSL service. Our dial-up Internet access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up Internet access services include Internet access and an email account. In addition, we offer accelerated dial-up Internet access services which can significantly reduce the time required for certain web pages to load during Internet browsing when compared to our basic dial-up Internet access services. Our accelerated dial-up Internet access services are also bundled with additional benefits, including antivirus software and enhanced email storage, although we also offer each of these features and certain other value-added features as stand-alone pay services. Our dial-up Internet access services are available in more than 12,500 cities across the U.S. and Canada.

        In 2012, we began offering NetZero 4G mobile broadband service as part of a wholesale agreement with Clearwire. We offer consumers the option to access the service by purchasing either a NetZero USB modem to connect a single device such as a PC or a Mac® computer, or a NetZero personal hotspot that can connect up to eight Wi-Fi enabled devices simultaneously. NetZero USB modem and NetZero hotspot customers are able to connect to the NetZero 4G mobile broadband service within the Clearwire coverage area using a variety of devices, including a PC, Mac® computer, iPad® mobile digital device, and other tablets, netbooks and smartphones. The NetZero 4G mobile broadband service is generally available for use in the home, at the office or on the go by customers across the U.S. within the Clearwire coverage area.

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

Products Revenues

  FTD

        Products revenues are derived primarily from selling floral, gift and related products to consumers and include merchandise revenue and the related shipping and service fees, less discounts and refunds. Products revenues also include revenues generated from sales of branded and non-branded hard goods, software and hardware systems, cut flowers, packaging and promotional products, and a wide variety of other floral-related supplies to floral network members.

  Content & Media

        Products revenues consist of revenues generated from the sale of yearbook reprints and related shipping and handling fees, as well as revenues generated from reselling third-party merchandise.

  Communications

        Products revenues consist of revenues generated from the sale of NetZero 4G mobile broadband service devices and the related shipping and handling fees, less discounts and refunds.

Services Revenues

  FTD

        FTD services revenues are primarily derived from membership fees, order-related fees and services, and subscription and other fees generated from independent members of the FTD and Interflora floral networks, as well as credit card processing services, e-commerce website services, online advertising tools, and system support services.

  Content & Media and Communications

        Content & Media services revenues primarily consist of amounts charged to pay accounts for online nostalgia services. Communications services revenues consist of amounts charged to pay accounts for dial-up Internet access, NetZero 4G mobile broadband, DSL, email, Internet security, web hosting, and other services, with substantially all of such revenues associated with Internet access. Our Content & Media and Communications services revenues are primarily dependent on two factors: the average number of pay accounts for a period and average monthly revenue per pay account ("ARPU").

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

Advertising and Other Revenues

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

        Our online loyalty marketing service revenues are derived from advertising fees, consisting primarily of fees based on performance measures, that are generated when emails are transmitted to members, when members respond to emails, when members complete online transactions, and when members engage in a variety of other online activities, including, but not limited to, games, Internet searches and market research surveys. We sell marketing solutions to advertisers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities. We use targeting technologies and website integrations in order to provide effective solutions for advertisers. Our online loyalty marketing service revenues also include revenues generated from the sale of gift cards.

  Communications

        Our Communications services generate advertising revenues from search placements, display advertisements and online market research associated with our Internet access and email services. Advertising revenues also include intercompany commissions from our Content & Media segment which are included in reported segment results and are eliminated upon consolidation. We host and customize the initial website displayed to our users. This website, or "start page," displays sponsored links to a variety of content, products and services, including Internet search, as well as text and display advertising placements. We also display a toolbar on free users' screens throughout their online access sessions that is generally visible regardless of the particular website they visit. The toolbar contains Internet search functionality and a variety of buttons, icons and drop-down menus.

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

        Our marketing efforts for our consumer business include online advertising and marketing, including search engine marketing and optimization, social media and social gaming, and group-buying programs; co-marketing and affiliate partnerships, and loyalty programs such as airlines, credit card companies and hotel chains; database marketing to existing consumer customers featuring email promotions; direct mail and other forms of print advertising; an email-based reminder service that provides consumers with personalized reminders of occasions such as birthdays, anniversaries and key gift-giving holidays; and radio and television advertising.

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

Communications

        Our Communications segment's marketing efforts are focused primarily on attracting NetZero 4G mobile broadband service accounts; promoting and enhancing our NetZero brand; and cross-selling our other services to existing accounts. These marketing efforts include direct response television campaigns; direct marketing campaigns; distribution arrangements with retailers and personal computer manufacturers; and advertising on the Internet. These activities are designed to drive prospective members to call our toll-free telephone numbers or to visit our websites and purchase our services. In most distribution arrangements, we pay a fee for each new pay account referred to us by the retailer or personal computer manufacturer.

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

Floral, Gift and Related Products and Services

        We compete in the market for flowers and gifts. The consumer market for flowers and gifts is highly competitive and fragmented as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, and floral and gift mass marketers. We believe the primary competitive factors in the consumer market are price, quality of products, selection, customer service, ordering convenience, and strength of brand. The floral network services market is highly competitive as well, and retail florists and supermarkets may choose from a variety of providers that offer similar products and services. We believe the primary competitive factors in this market are price, order volume, customer service, services offered, strength of brand, number of members in the network, and fulfillment capabilities. In the U.S., our key competitors in the consumer market include online, catalog and specialty floral and gift retailers and mass market retailers with floral departments, including such companies as 1-800-FLOWERS.COM, Inc., Proflowers.com and Teleflora. Our key competitors in the U.S. floral network services market include providers of online or e-commerce services, retailers and wholesalers of floral-related products and other floral network services, such as Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM, Inc. International key competitors include mass market retailers, such as Asda, Marks & Spencer, NEXT, and Waitrose/John Lewis, as well as online, catalog and specialty gift retailers such as eFlorist and Serenata Flowers. Although we believe that we compete favorably with respect to many competitive factors, some of our competitors have an advantage over us with respect to certain factors.

        We face intense competition in the consumer market. We expect the sales volumes at supermarkets and mass merchants to continue to increase, and other online floral mass marketers will continue to increase their competition with us. In particular, the nature of the Internet as a marketplace facilitates competitive entry and comparative shopping, and we have experienced increased competition. Some of our competitors may have significant competitive advantages over us, may engage in more significant discounting, may devote significantly greater resources to marketing campaigns or other aspects of their business or may respond more quickly and effectively than we can to new or changing opportunities or customer requirements.

        We face intense competition in the market for floral network services. In addition, the number of retail florists has declined over the past years. As the number of retail florists decreases, competition for the business of the remaining retail florists is expected to intensify.

Online Nostalgia Services

        As consumers continue to spend more time and money online, the competition for their time and engagement has continued to intensify. Consumers have a great number of options for online content and entertainment, including, by way of example, games, websites offering news and current events, movies, television shows, videos, information about any and virtually every topic, and the opportunity to communicate, socialize and interact with acquaintances and others. Certain aspects of the value proposition of our online nostalgia services compete with major social networking websites such as Facebook and Google+, as well as Internet search engines such as Google. Many of our competitors offer their content and services free of charge. We believe the primary competitive factors are price, features, functionality, size and engagement of the user base, and quantity, quality and scope of the content. We believe we compete favorably with respect to certain of these areas, although many competitors have a significant advantage over us in certain other areas.

Online Loyalty Marketing

        The market for online loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as online loyalty marketing programs continue to grow in popularity. Our MyPoints online loyalty marketing business faces competition for members from other online loyalty marketing programs, such as Ebates, as well as offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies. In addition, we also face competition for members from online providers of discounted offerings and coupons, such as Groupon and LivingSocial. We believe the primary competitive factors in the online loyalty marketing industry are the number, type and popularity of the participating merchants, the attractiveness of the rewards offered, the number of points awarded for various actions, the ease and speed of earning rewards, and the ability to offer members a robust, user-friendly shopping experience. We believe that we compete favorably in certain of these areas, although some of our competitors have an advantage over us in some or all of these areas.

Internet Access Services

        We compete with numerous providers of broadband services, as well as other dial-up Internet access providers. Our principal competitors for broadband services include, among others, local exchange carriers such as AT&T and Verizon, wireless and satellite service providers, and cable service providers. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. We believe the primary competitive factors in the Internet access industry are price, coverage area, features, scope of services, speed, and quality of service. Our dial-up Internet access services do not compete favorably with broadband services with respect to certain of these factors, including, but not limited to, speed and, in certain cases, price. When compared to other dial-up Internet access services, we believe our dial-up Internet access services compete favorably. Our NetZero 4G mobile broadband service and our DSL service compete favorably with other broadband services with respect to certain factors, although some of our competitors have an advantage over us with respect to certain other factors, such as price and coverage area.

Seasonality and Cyclicality

        Revenues and operating results from our FTD segment typically exhibit seasonality. Revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift-giving holidays, which include Mother's Day, Valentine's Day, Christmas, Easter, and Thanksgiving, fall within that quarter. In addition, depending on the year, Easter and the U.K. Mother's Day sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30. Furthermore, depending on the year, certain of the most popular floral and gift-giving holidays, such as Valentine's Day, may occur on a weekend or government holiday. As a result of these variations, we believe that comparisons of the FTD segment's revenues and operating results for any period with those of the immediately preceding period, or in some instances, the same period of the preceding fiscal year, may be of limited relevance in evaluating its historical performance and predicting its future financial performance. Our working capital, cash and any short-term borrowings may also fluctuate during the year as a result of the factors described above.

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

Billing

FTD

        Orders placed through FTD's consumer websites or telephone numbers typically are paid for using a credit, debit or payment card or PayPal; therefore, consumers generally pay for floral and gift orders before FTD pays the floral network members and third-party providers to fulfill and deliver them. FTD's floral network members are billed on a monthly basis, generally for products and services and for net clearinghouse order activity.

Content & Media and Communications

        The vast majority of the pay accounts for our Content & Media and Communications segments pay us in advance with a credit card. Other payment options for some of our pay services include automated clearinghouse ("ACH"), personal check, money order, PayPal, or via a customer's local telephone bill. Internet access pay accounts that elect to pay with a personal check or money order are not provisioned until their payment is received and they are required to subscribe for one of our prepaid multi-month billing plans.

        We utilize a combination of third-party and internally-developed software applications for customer billing. Customer billing is a complex process and our billing systems must efficiently interface with third parties' systems, such as our credit card, ACH and telephone bill processors' systems. Our ability to accurately and efficiently bill and collect payment from our members and customers is dependent on the successful operation of our billing systems and various third-party processors' systems. In addition, our ability to offer new pay services or alternative payment plans is dependent on our ability to customize our billing systems.

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

        Our customer relationship management and support infrastructure includes employees at our facilities in Woodland Hills, California; Hyderabad, India; Fort Lee, New Jersey; Seattle, Washington; San Francisco, California; Downers Grove, Illinois; Centerbrook, Connecticut; Medford, Oregon; and Sleaford, England. We also outsource to third parties substantially all of our telephone customer support and some of our email customer support for our Content & Media and Communications services, and a portion of our customer support for FTD. We monitor the effectiveness of our customer support functions and measure performance metrics such as average hold time and first call resolution and abandonment rates. Communications with our customers are logged and categorized to enable us to recognize and act on trends. Our internal quality assurance teams monitor the performance of our customer support vendors and provide feedback to improve the vendors' skills and establish consistency throughout our customer support functions.

Technology

        Each of our services, including our floral network services, our online nostalgia services, our online loyalty marketing service, and our Internet access services operates on a separate and distinct technology platform. Each of our services is generally provided through a combination of internally-developed and third-party software, industry standard hardware and outsourced network services. We maintain the web properties that power these services. We have internally-developed order processing, order transmission, message processing and customer service systems which provide communication to our floral network members and third-party suppliers. We also have developed software to enhance the functionality of certain components of our services, including connectivity, web services, billing, email, customer support, logistics and fulfillment for floral products, data analysis, customer loyalty applications, and targeted advertising. We maintain data centers in multiple locations in the U.S. and Europe. In many cases, we have redundant systems to provide high levels of service availability and connectivity. We host the majority of our data center services in outsourced, third-party co-location facilities and we outsource all of our bandwidth and managed modem services.

        We license from third parties a number of our software applications and components, including applications for our billing, customer support, advertising, and database systems, our client and server applications, and portions of our dial-up Internet access accelerator services. These licenses generally have terms ranging from several years to perpetual.

Government Regulations

        We are subject to a number of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, user privacy and data protection, consumer protection, antitrust, and unclaimed property. In addition, proposed laws and regulations relating to some or all of the foregoing, as well as to other areas affecting our businesses, are continuously debated and considered for adoption in the U.S. and other countries, and such laws and regulations could be adopted in the future. For additional information, see "Risk Factors," which appears in Item 1A of this Annual Report on Form 10-K.

Proprietary Rights

        Our trade names, trademarks, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our businesses. In particular, we view our primary trademarks as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, domain name laws, and contract laws to protect our intellectual property and proprietary rights. We also license some of our intellectual property rights, including the Mercury Man logo, to third parties. We continuously assess whether to seek patent and other intellectual property protections for those aspects of our businesses and technologies that we believe constitute innovations providing competitive advantages. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and distribution of, our technologies, documentation and other proprietary information. We consider our trademarks, including our United Online, FTD, Interflora, Classmates, NetZero, Juno, StayFriends, MyPoints, and schoolFeed trademarks, to be very valuable assets, and most of these trademarks have been registered in the U.S. or, in certain cases, in other countries.

International Operations

        We have international operations in the U.K., India and Germany. Our operations in the U.K. provide floral, gift and related products and services to consumers and floral network members in the U.K. and the Republic of Ireland. Our operations in India primarily handle email customer support, product development, technology development, and quality assurance. Our operations in Germany provide online nostalgia services in Germany, Sweden, France, Austria, and Switzerland. We do not generate revenues directly from our operations in India. Our U.S. revenues totaled $678.2 million, $703.1 million and $740.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. International revenues totaled $192.7 million, $194.6 million and $180.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. International revenues of the FTD segment, primarily generated by Interflora in the U.K. and the Republic of Ireland, totaled $157.1 million, $150.9 million and $141.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Revenues from our international online nostalgia services totaled $35.6 million, $43.7 million and $38.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. For information regarding risks associated with our international operations, see "Risk Factors," which appears in Item 1A of this Annual Report on Form 10-K. For information regarding long-lived assets, see Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Segment Financial Information

        For information regarding segment revenues, profit or loss and assets, see Note 1—"Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements" and Note 3—"Segment Information" of the Notes to the Consolidated Financial Statements, which appear in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

        At December 31, 2012, we had 1,574 employees, 948 of which were located in the U.S., 323 of which were located in Europe, 293 of which were located in India, and 10 of which were located in Canada. None of these employees are subject to a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

        By referring to our websites, including, without limitation, www.unitedonline.com, www.ftd.com, www.ftd.ca, www.interflora.co.uk, www.interflora.ie, www.flyingflowers.co.uk, www.flowersdirect.co.uk, www.drakealgar.com, www.memorylane.com, www.classmates.com, www.schoolfeed.com, www.stayfriends.de, www.stayfriends.se, www.trombi.com, www.stayfriends.at, www.stayfriends.ch, and www.mypoints.com, we do not incorporate these websites or their contents into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

RISKS RELATING TO THE FTD SPIN-OFF TRANSACTION AND OTHER
STRATEGIC TRANSACTIONS

The Company may be unable to complete the planned FTD Spin-Off Transaction.

        On August 1, 2012, United Online, Inc. announced that its Board of Directors had approved a preliminary plan with respect to the FTD Spin-Off Transaction. There can be no assurance that the FTD Spin-Off Transaction will be completed in the manner or timeframe contemplated by the Board of Directors' preliminary plan, or at all. Completion of the FTD Spin-Off Transaction and the timing thereof may be affected by a number of factors and conditions, including, without limitation, the following:

  •
  Changes in business, political and economic conditions;

  •
  Changes in governmental regulations and policies and actions of governmental authorities;

  •
  Changes in our operating performance;

  •
  Any required consents under our material contracts, including the the credit agreement dated June 10, 2011, between FTD Group, Inc. and Wells Fargo Bank, National Association as Administrative Agent for the lenders (the "Credit Agreement"); and

  •
  Satisfaction of certain conditions precedent, including final approval of transaction specifics by the Board of Directors, receipt of certain tax rulings and an opinion of counsel, and the filing and effectiveness of a registration statement with the SEC.

If the FTD Spin-Off Transaction is not completed in the manner or timeframe contemplated by the Board of Directors' preliminary plan, or not completed at all, the price of United Online, Inc.'s common stock may decline.

There are a number of risks associated with the FTD Spin-Off Transaction and the Company's exploration of other Strategic Transactions and they may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        There are a number of risks associated with the FTD Spin-Off Transaction and the Company's exploration of other Strategic Transactions, including, without limitation, the following:

  •
  Management estimates that the costs to complete the FTD Spin-Off Transaction and any other Strategic Transaction approved by the Board of Directors will be significant. In the event such transactions are not consummated, we will have incurred significant costs that we will not be able to recover, and for which we will not have received any benefit.

  •
  The FTD Spin-Off Transaction and any other Strategic Transaction will require significant time and attention of our management and operational resources, and they may detract from the operation of our businesses and the execution of other strategic initiatives. In addition, the Company may experience a loss of employees, or employees may be distracted by the FTD Spin-Off Transaction and our exploration of other Strategic Transactions due to uncertainty about their future roles pending the completion of any such transactions.

  •
  Each of the independent publicly-traded companies resulting from the completion of the FTD Spin-Off Transaction may be unable to achieve some or all of the full strategic and financial benefits that we expect will result from the separation of the Company into independent publicly-traded companies, or such benefits may be delayed or may not occur at all. For example, there can be no assurance that analysts and investors will place values on each of the independent companies that will equal a total value that is greater than that which the Company has today.

  •
  If the FTD Spin-Off Transaction is consummated, each of the newly separated, publicly-traded companies will be smaller and less diversified, as compared to the Company today.

        Any of the foregoing, in addition to any other risks related to the contemplated transactions that are not specifically described above, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

If the FTD Spin-Off Transaction were to fail to qualify as tax-free for U.S. federal income tax purposes, then the FTD Spin-Off Transaction could result in significant tax liabilities.

        United Online, Inc. has requested a private letter ruling from the Internal Revenue Service ("IRS"), substantially to the effect that, for U.S. federal income tax purposes, the FTD Spin-Off Transaction and certain related transactions will qualify under Sections 355 and 368 of the Internal Revenue Code of 1986, as amended. In addition, United Online, Inc. expects to receive an opinion from the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, substantially to the effect that the FTD Spin-Off Transaction and related transactions so qualify. The IRS ruling and the tax opinion will rely on certain facts, assumptions and undertakings, and certain representations from United Online, Inc. and FTD, regarding the past and future conduct of their respective businesses and other matters, and the tax opinion will rely on the IRS ruling. Notwithstanding the IRS ruling and the tax opinion, the IRS could determine that the FTD Spin-Off Transaction should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings is not correct, or that the FTD Spin-Off Transaction should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the tax opinion that are not covered by the IRS ruling.

        If the FTD Spin-Off Transaction ultimately is determined to be taxable, then a stockholder of United Online, Inc. that received shares of FTD common stock in the FTD Spin-Off Transaction would be treated as having received a distribution of property in an amount equal to the fair market value of such shares on the distribution date and could incur significant income tax liabilities. Such distribution would be taxable to such stockholder as a dividend to the extent of United Online's current and accumulated earnings and profits. Any amount that exceeded United Online's earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder's tax basis in its shares of United Online, Inc. stock with any remaining amount being taxed as a capital gain. In addition, United Online would recognize a taxable gain in an amount equal to the excess, if any, of the fair market value of the shares of common stock of FTD held by United Online, Inc. on the distribution date over United Online, Inc.'s tax basis in such shares.

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

        We spend significant resources marketing our brands, products and services. We rely on relationships with a wide variety of third parties, including Internet search providers such as Google, Internet advertising networks, co-registration partners, retailers, distributors, and direct marketers, to source new customers and to promote or distribute our products and services. In addition, in connection with the launch of new products or services, such as those related to the NetZero 4G mobile broadband service, we may spend a significant amount on marketing, including through television advertising. With any of our brands, products and services, if our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as Internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended or terminated, for any reason, if there is an increase in the proportion of consumers visiting our websites or purchasing our products and services by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs, or if our marketing efforts do not result in our products and services being prominently ranked in Internet search listings, our key metrics and financial results could be materially and adversely impacted.

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

Fluctuations in foreign currency exchange rates could adversely affect comparisons of our operating results.

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, including the British Pound, the Euro, the Indian Rupee, the Swedish Krona, the Swiss Franc, and the Canadian Dollar. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international businesses are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. Certain of our key business metrics, such as the FTD segment's average order value and the Content & Media segment's ARPU, are similarly affected by such foreign currency exchange rate fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the British Pound and the Euro, has had, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could negatively impact the comparisons of such results against prior periods.

Significant problems with our key systems or those of our third-party vendors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        The systems underlying the operations of each of our business segments are complex and diverse, and must efficiently integrate with third-party systems, such as credit card processors. Key systems include, without limitation, order transmission, fulfillment and processing, including the system for transmitting orders through the floral network; billing; website and database management; customer support; telecommunications network management; advertisement serving and management systems; and internal financial systems. Some of these systems, such as customer support for our Content & Media and Communications segments, are outsourced to third parties, and other systems, such as Interflora's order transmission, fulfillment and billing system and FTD's customer service telephone system, are not redundant. We have experienced systems problems in the past, and we or these third parties may experience problems in the future. In addition, if these third parties face financial or other difficulties, our business could be adversely impacted. Any significant errors, failures, interruptions, delays, or other problems with our systems or our third-party vendors or their systems could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        In addition, our Content & Media and Communications businesses outsource a majority of their live technical and billing support functions. These businesses rely on customer support vendors, and we maintain only a small number of internal customer support personnel for these businesses. Our internal customer support personnel are not equipped to provide the necessary range of customer support functions in the event that our vendors unexpectedly become unable or unwilling to provide these services to us.

Legal actions or investigations could subject us to substantial liability, require us to change our business practices, and adversely affect our business, financial condition, results of operations, and cash flows.

        We are currently, and have been in the past, party to various legal actions and investigations. These actions may include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third-party patents, trademarks, copyrights or other intellectual property or proprietary rights, securities laws claims, claims involving marketing practices or unfair competition, claims in connection with employment practices, breach of contract claims, and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims including, without limitation, claims for defamation, right of publicity, negligence, and privacy and security matters. The failure to successfully defend against these and other types of claims, including claims relating to our business practices, could result in our incurring significant liabilities related to judgments or settlements or require us to change our business practices. Infringement claims may also result in our being required to obtain licenses from third parties, which licenses may not be available on acceptable terms, if at all. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial condition, results of operations, and cash flows. In addition, we also file actions against third parties from time to time for various reasons, including, without limitation, to protect our intellectual property rights, to enforce our contractual rights, or to make other business-related claims. The legal fees, costs and expenses associated with these actions may be significant, and if we were to lose these actions, we may be required to pay the other party's legal fees, costs and expenses, which also may be significant and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        Various governmental agencies have in the past, and may in the future, assert claims, institute legal actions, inquiries or investigations, or impose obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancelation, refund, or disclosure practices. The Federal Trade Commission ("FTC") and certain state agencies have investigated Internet companies, including us, in connection with consumer protection and privacy matters. In addition, we have received civil investigative demands and subpoenas, as applicable, from the FTC and the Attorneys General of various states, primarily regarding their respective investigations into certain former post-transaction sales practices and certain of our marketing, billing, renewal, and privacy practices and disclosures. We have been cooperating with these investigations. However, the outcome of these or any other governmental investigations or their potential implications for our business are uncertain. We may not prevail in existing or future claims and any judgment against us or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices. For example, in 2010, Memory Lane, Inc. (then known as Classmates Online, Inc.) and FTD, Inc. paid $960,000 and $640,000, respectively, to resolve an investigation of the Attorney General for the State of New York related to their former post-transaction sales practices. Defending against lawsuits, inquiries and investigations also involves significant expense and diversion of management's attention and resources from other matters. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures could result in changes to our business practices, as well as significant damages, fines, penalties or assessments, which could decrease our revenues or increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies or private parties, or we are required to pay significant sums, including damages, fines, penalties, or assessments, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Governmental regulation of the collection and use of personal information or our failure to comply with these regulations could harm our businesses.

        The FTC has regulations regarding the collection and use of personal information obtained from individuals when accessing websites, with particular emphasis on access by minors. In addition, other governmental authorities have regulations to govern the collection and use of personal information that may be obtained from customers or visitors to websites. These regulations include requirements that procedures be established to disclose and notify users of our websites of our privacy and security policies, obtain consent from users for collection and use of personal information and provide users with the ability to access, correct or delete personal information stored by us. In addition, the FTC and other governmental authorities have made inquiries and investigations of companies' practices with respect to their users' personal information collection and dissemination practices to confirm these are consistent with stated privacy policies and to determine whether precautions are taken to secure consumer's personal information. The FTC and certain state agencies also have made inquiries, and, in a number of situations, brought actions against companies to enforce the privacy policies of these companies, including policies relating to security of consumers' personal information.

        As discussed in the preceding risk factor, we have been cooperating with the Attorneys General of various states in connection with their inquiries and investigations of, among other things, the privacy policies of our Classmates.com and FTD.com businesses. Becoming subject to the regulatory and enforcement efforts of the FTC, a state agency or other governmental authority could have a material adverse effect on our ability to collect demographic and personal information from users, which, in turn, could have a material adverse effect on our marketing efforts, business, financial condition, results of operations, and cash flows. In addition, the adverse publicity regarding the existence or results of an investigation could have an adverse impact on customers' willingness to use our websites and services and thus could adversely impact our future revenues.

        Certain of our international businesses, such as FTD's international consumer and floral network businesses, must also comply with data protection and privacy laws in the U.K., including the Data Protection Act 1998. If we or any of the third-party services on which we rely fail to transmit customer information and payment details in a secure manner, or if they otherwise fail to protect customer privacy in online transactions or if they transfer personal information outside the European Economic Area without complying with certain required conditions, then we risk being exposed to civil and criminal liability in the U.K., usually in the form of fines, as well as claims from individuals alleging damages as a result of the alleged non-compliance. We may also be required to alter our data collection and use practices. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        Our emails have historically generated the majority of the traffic on our online nostalgia websites and are the most important driver of member activity for our online loyalty marketing service. A significant number of members of our online nostalgia and online loyalty marketing services elect to opt-out of receiving certain types of emails. Without the ability to email these members, we have very limited means of inducing these members to return to our websites and utilize our services. In addition, each month, a significant number of email addresses for members of our online nostalgia and online loyalty marketing services become invalid. This disrupts our ability to email these members and also prevents our online nostalgia members from being able to contact these members, which is one of the reasons why members use our online nostalgia services.

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

        Our trade names, trademarks, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our businesses. In particular, we view our primary trademarks as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, and domain name laws in the U.S. and similar laws in other countries, as well as licenses and other agreements with our employees, members, consumers, suppliers, and other parties, to establish and maintain our intellectual property and proprietary rights in the technology, products, services, and content used in our operations. These laws and agreements may not guarantee that our proprietary rights will be protected and our intellectual property and proprietary rights could be challenged or invalidated. We also license some of our intellectual property rights, including the Mercury Man logo, to third parties. The steps we and such third parties have taken to protect our intellectual property and proprietary rights may not be adequate, and other third parties may infringe or misappropriate our intellectual property and proprietary rights. The protection of our intellectual property and proprietary rights may require the expenditure of significant financial and internal resources. We cannot assure you that we have taken adequate steps to prevent infringement or misappropriation of our intellectual property and proprietary rights. Our failure to adequately protect our intellectual property and proprietary rights could adversely affect our brands and could harm our business.

We may be unsuccessful at acquiring additional businesses, services or technologies. Even if we complete an acquisition, it may not improve our results of operations and may also adversely impact our business, financial condition and cash flows.

        Acquisitions of businesses, services or technologies may provide us with an opportunity to diversify the products and services we offer, leverage our assets and core competencies, complement our existing businesses, or expand our geographic reach. However, acquiring companies is a difficult process with many factors outside of our control. In addition, the Credit Agreement imposes certain restrictions on our ability to complete acquisitions and there is no assurance that we will be successful in completing additional acquisitions, if any.

        We have evaluated and expect to continue to explore, a wide variety of potential strategic transactions that we believe may complement our existing businesses. However, we cannot assure you that the anticipated benefits and synergies of an acquisition will materialize or that any integration attempts will be successful. Acquiring a business, service or technology involves many operational and financial risks, including risks relating to:

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

        FTD has a substantial amount of indebtedness which could have significant consequences for our business and financial condition. For example:

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

        Our business is largely dependent on the efforts and abilities of our senior management, particularly Mark R. Goldston, our chairman, president and chief executive officer, and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time, including prior to or in connection with the FTD Spin-Off Transaction or any other Strategic Transaction. The loss of any of these key employees or our inability to attract or retain other qualified employees could seriously harm our business and prospects. We do not carry key-person life insurance on any of our employees.

We may reduce or stop paying quarterly cash dividends on our common stock.

        The payment of future dividends is discretionary and is subject to determination by our Board of Directors each quarter following its review of our financial condition, results of operations and cash flows and such other factors as are deemed relevant by our Board of Directors. Our cash flows have been declining, and we expect our cash flows to continue to decline. Declines in our cash flows, the effects of the FTD Spin-Off Transaction, any other Strategic Transactions or other transactions on our businesses, changes in our business needs, including working capital and funding for business initiatives or acquisitions, changes in tax laws relating to dividends, or changes in corporate strategy, among other factors, could cause our Board of Directors to decide to reduce or cease the payment of dividends in the future. We cannot assure you that we will not decrease or discontinue quarterly cash dividends, and if we do, our stock price could be negatively impacted.

We may not realize the benefits associated with our assets and may be required to record a significant charge to earnings if we are required to expense certain costs or impair our assets.

        We have capitalized goodwill and identifiable intangible assets in connection with our acquisitions and certain business initiatives such as the content archives on the Classmates website. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill or any such assets might be permanently impaired. If our acquisitions or business initiatives are not commercially successful or, if due to economic or other conditions, our assumptions regarding the performance of our businesses or business initiatives are not achieved, we would likely be required to record impairment charges which would negatively impact our financial condition and results of operations. We have experienced impairment charges in the past, including a $26.9 million goodwill and intangible asset impairment charge in the quarter ended December 31, 2012 with respect to our MyPoints reporting unit. Given the current economic environment and the uncertainties regarding the impact on our businesses, there can be no assurance that our estimates and assumptions regarding the duration of the challenging economic conditions, or the period or strength of recovery, made for purposes of our goodwill and identifiable intangible assets impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or growth rates of certain reporting units or other factors are not achieved or are revised downward, we may be required to record additional impairment charges in future periods. In addition, from time to time, we record tangible or intangible assets on our balance sheet that, due to changes in value or in our strategy, may have to be expensed in future periods. Write-downs or impairments of assets, whether tangible or intangible, could adversely and materially impact our financial condition and results of operations.

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

        In connection with our Internet-based transactions, a number of states have been considering or adopting legislation or instituting policy initiatives, including those that would facilitate a finding of nexus to exist between Internet companies with the states, aimed at expanding the reach of sales and use taxes or imposing state income or other taxes on various innovative theories, including agency attribution from independent third-party service providers. Such legislation or initiatives could result in the imposition of additional sales and use taxes, or the payment of state income or other taxes, on certain transactions conducted over the Internet. In addition, advertisers and other third parties may choose to not do business with us in order to avoid nexus with certain states. If such legislation is enacted, or such initiatives are instituted, and unless overturned by the courts, the legislation or initiatives could subject us to substantially increased tax liabilities for past and future sales or state income or other taxes, require us to collect additional sales and use taxes, cause our future sales to decrease, otherwise negatively impact our businesses, and thus have a material adverse effect on us.

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

  •
  political, social and economic instability abroad, terrorist attacks and security concerns in general; and

  •
  nationalization;

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

        Certain provisions of our certificate of incorporation, our bylaws and Delaware law limit the ability of our stockholders to elect directors and take other corporate actions. These provisions could have the effect of delaying or discouraging takeover attempts that our stockholders may consider favorable or beneficial because of the premium price that would be offered by a potential acquirer. In addition, although our previous stockholder rights plan expired in 2011, there are no assurances that our Board of Directors will not implement a new stockholder rights plan in the future.

Our stock price has been highly volatile and may continue to be volatile.

        The market price of our common stock has fluctuated significantly and it may continue to be volatile with extreme trading volume fluctuations. Since the announcement of the FTD Spin-Off Transaction, the market price of our common stock has increased significantly. However, the completion of the FTD Spin-Off Transaction is subject to a number of factors and risks, and the market price of our common stock may decrease if the completion of the FTD Spin-Off Transaction is delayed or does not occur. Further, if we complete the FTD Spin-Off Transaction, we will be a substantially smaller company than we were prior to the FTD Spin-Off Transaction, and we cannot predict the prices at which our common stock may trade after the FTD Spin-Off Transaction. In addition, the Nasdaq Global Select Market has experienced substantial price and trading volume fluctuations. The broad market and industry factors that influence or affect such fluctuations may harm the market price of our common stock, regardless of our actual operating performance. As a result of these or other reasons, we have experienced and may continue to experience significant volatility in the market price of our common stock.

 ADDITIONAL RISKS RELATING TO OUR FTD SEGMENT

Competition could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        The consumer market for flowers and gifts is highly competitive and fragmented as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, and floral and gift mass marketers. The floral network services market is highly competitive as well, and retail florists and supermarkets may choose from a variety of providers that offer similar products and services. In the U.S., our key competitors in the consumer market include online, catalog and specialty floral and gift retailers and mass market retailers with floral departments, including such companies as 1-800-FLOWERS.COM, Inc., Proflowers.com and Teleflora. Our key competitors in the U.S. floral network services market include providers of online or e-commerce services, retailers and wholesalers of floral-related products and other floral network services, such as Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM, Inc. International key competitors include mass market retailers, such as Asda, Marks & Spencer, NEXT, and Waitrose/John Lewis, as well as online, catalog and specialty gift retailers, such as eFlorist and Serenata Flowers.

        We face intense competition in the consumer market. We expect the sales volumes at supermarkets and mass merchants to continue to increase, and other online floral mass marketers will continue to increase their competition with us. In particular, the nature of the Internet as a marketplace facilitates competitive entry and comparative shopping, and we have experienced increased competition. Some of our competitors may have significant competitive advantages over us, may engage in more significant discounting, may devote significantly greater resources to marketing campaigns or other aspects of their business or may respond more quickly and effectively than we can to new or changing opportunities or customer requirements.

        We face intense competition in the market for floral network services. In addition, the number of retail florists has declined over the past years. As the number of retail florists decreases, competition for the business of the remaining retail florists will intensify.

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

FTD is dependent on its strategic relationships to help promote its consumer websites; failure to establish, maintain or enhance these relationships could have a material adverse effect on FTD's business, financial condition, results of operations, and cash flows.

        We believe that our strategic relationships with leading online retailers and direct marketers are critical to attract customers, facilitate broad market acceptance of our products and brands and enhance our sales and marketing capabilities. Our failure to maintain existing strategic relationships or to establish additional relationships that generate a significant amount of traffic from other websites could limit the growth of our business. Establishing and maintaining relationships with leading online retailers and direct marketers is competitive and expensive. We may not successfully enter into additional strategic relationships. In addition, we may not be able to renew existing strategic relationships beyond their current terms or may be required to pay significant fees to maintain and expand these strategic relationships. Further, many online retailers and direct marketers that we may approach to establish an advertising presence or with whom we already have an existing relationship may also provide advertising services for our competitors. As a result, these companies may be reluctant to enter into, maintain or expand a strategic relationship with us. Our business, financial condition, results of operations, and cash flows may suffer if we fail to enter into new strategic relationships, or maintain or expand existing strategic relationships, or if these strategic relationships do not result in traffic on our websites sufficient to justify their costs.

        In addition, we are subject to many risks beyond our control that influence the success or failure of our strategic relationships. For example, if any of the online retailers or direct marketers with which we have strategic relationships experience financial or operational difficulties that materially and adversely affect their ability to satisfy their obligations under their agreements with us, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

We are dependent on third parties who fulfill orders and deliver goods and services to our customers and their failure to provide our customers with high-quality products within the required timeframe and a high level of customer service may harm our brands and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        We believe that our success in promoting and enhancing our brands depends on our ability to provide our customers high-quality products within the required timeframe and a high level of customer service. Our business depends, in part, on the ability of our independent floral network members and third-party suppliers who fulfill our orders to do so at high-quality levels. We work with our floral network members and third-party suppliers to develop best practices for quality assurance; however, we generally do not directly control or continuously monitor any floral network member or third-party supplier. The failure of our floral network members or third-party suppliers to fulfill orders to our customers' satisfaction, at an acceptable level of quality and within the required timeframe, could adversely impact our brands and cause us to lose customers, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        A significant portion of our profitability is dependent on our floral network members. We have lost, and may continue to lose, floral network members as a result of both declines in the number of local retail florists as a result of economic factors and competition, as well as our members choosing not to do business with us. If we lose a significant number of floral network members, or if we are not able to maintain or increase revenues from our floral network members, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

        In addition, the operating and financial success of our business has been, and is expected to continue to be, dependent on the financial performance of the retail floral industry. There can be no assurance that the retail floral industry will not decline, that consumer preferences for, and purchases of, floral products will not decline, or that retail florist revenues or inter-city floral delivery transactions will not decline in absolute terms. A sustained decline in the sales volume of the retail floral industry could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

FTD's revenues and operating results fluctuate on a seasonal basis and may suffer if revenues during peak seasons do not meet our expectations.

        FTD's business is seasonal, and our quarterly revenues and operating results typically exhibit seasonality. For example, revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine's Day, Easter, Mother's Day, Thanksgiving, and Christmas, fall within that quarter. In addition, depending on the year, Easter and the U.K. Mother's Day sometimes fall within the quarter ending March 31 and sometimes fall within the quarter ending June 30.

        Our operating results may suffer if revenues during our peak seasons do not meet expectations, as we may not generate sufficient revenues to offset increased costs incurred in preparation for peak seasons. Our working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above. Moreover, the operational risks described elsewhere in these risk factors may be significantly exacerbated if those risks were to occur during a peak season.

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

        Due to economic conditions and for competitive and other reasons, we have been offering broader and greater discounts to the consumer, both on a promotional basis to consumers generally, as well as through strategic arrangements with third parties that have a fixed, and in certain cases greater, discount or other associated costs. We also offer discounts on our floral network service fees from time to time on a promotional basis. Shifts in the mix of products and services sold that have resulted in increases in the proportion of products and services sold at a discount, and at times at greater discounts, including through such strategic arrangements, have resulted, and may in the future result, in reduced revenues, an increase in cost of revenues as a percentage of revenues, and a decrease in segment income from operations. We currently intend to continue selling a portion of our products and services at a discount, including through such strategic arrangements, and there are no assurances that the portion of products and services sold at a discount will not continue to increase. The continued use of discounts, including through such strategic arrangements, for our products and services may result in our becoming more reliant upon offering discounts in order to sell our products and services, which could result in our having to reduce our standard pricing, and may adversely impact our financial results.

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
  nationalization;

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

        Additionally, in accordance with current industry practice by international floral and gift direct marketers and our interpretation of applicable law, we collect and remit value added taxes on certain consumer orders placed through Interflora. Future changes in the operation of our business could result in the imposition of additional tax obligations. Moreover, if a foreign taxing authority successfully challenges our current practice or implements new legislative initiatives, we could incur substantial tax liabilities for past sales and lose future sales as a result of the increased tax costs that would be borne by the customer. The imposition of additional tax liabilities for past or future sales could decrease our ability to compete with traditional retailers and reduce our sales, which could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

        As consumers continue to spend more time and money online, the competition for their time and engagement has continued to intensify. Consumers have a great number of options for online content and entertainment, including, by way of example, games, websites offering news and current events, movies, television shows, videos, information about any and virtually every topic, and the opportunity to communicate, socialize and interact with acquaintances and others. Certain aspects of the value proposition of our online nostalgia services compete with major social networking websites such as Facebook and Google+, as well as Internet search engines such as Google. Many of our competitors offer their content and services free of charge.

        The market for online loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as loyalty marketing programs continue to grow in popularity. Our MyPoints online loyalty marketing service faces competition for members from other online loyalty marketing programs, such as Ebates, as well as offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies. In addition, we also face competition for members from online providers of discounted offerings and coupons, such as Groupon and LivingSocial.

        Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales, and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do, offer a wider variety of services, have more compelling websites with more extensive user-generated or third-party content or offer their services or content free to their users. Some of our competitors have been more successful than we have been in attracting and retaining visitors and members, and our ability to attract visitors to our websites and maintain a large and growing member base has been adversely affected by such competition. In particular, Facebook's membership base currently far exceeds that of any of its competitors, and Google+ has been growing its membership base at a rapid pace. We rely on some of our competitors to promote our services and for new member acquisitions, such as Facebook in connection with our Facebook high school fan pages and our schoolFeed Facebook app. Any changes to Facebook's rules or policies or any other changes implemented by Facebook could adversely affect our business or our strategies. If our competitors provide services similar to our online nostalgia services for free, we may not be able to charge for our online nostalgia services. Competition has adversely affected our subscription revenues from online nostalgia services, as well as our advertising revenues from our online nostalgia services and online loyalty marketing service. More intense competition could also require us to increase our marketing or other expenditures. As a result of competition, our key business metrics, revenues, cash flows, and profitability have been adversely affected.

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

        A number of our pay account subscriptions each month are not renewed or are canceled, which, for the Content & Media segment, we refer to as "churn." The level of churn we experience fluctuates from quarter to quarter due to a variety of factors, including our mix of subscription terms, which affects the timing of subscription expirations, as well as the degree of credit card failures. To maintain or reduce the level of churn, we must continually add new pay accounts both to replace pay accounts who churn and to grow our business beyond our current pay account base. We expect that our churn rate will continue to fluctuate from period to period. A significant majority of our pay accounts are on plans that automatically renew at the end of their subscription period and we have received complaints with respect to our renewal policies and practices. As discussed in the risk factors related to changes in laws and regulations and to legal actions and investigations, the laws being considered or recently enacted by certain states regarding automatic-renewal practices will, and enforcement action or changes in enforcement policies and procedures could, impact certain of our business practices. We also experience an increase in the percentage of credit card failures from time to time. Any change in our renewal policies or practices, or in the degree of credit card failures, could have a material impact on our churn rate. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could reduce our revenues and adversely affect our financial results.

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

        Due to economic conditions and for competitive and other reasons, we have been offering a large percentage of discounted pricing plans on a promotional basis. In general, these discounted pricing plans offer a subscription term at a significant discount compared to the standard pricing for such subscription term. Any increases in the percentage of pay accounts under a discounted pricing plan and any increases in the level of the discounts will likely result in a decrease in subscription revenues and ARPU, in particular, if such increases continue. Although these discounted pricing plans, by their terms, renew at the then-current standard pricing for such subscription term upon the expiration of the initial term, there are no assurances as to the number of pay accounts that will renew at the then current-standard pricing or at all. We intend to continue offering discounted pricing plans in the future, and there are no assurances that the volume or level of the discounts offered during a period will not be higher than anticipated. Our continued use of discounted pricing plans has resulted in our becoming dependent on offering such plans in order to obtain new pay accounts and retain existing pay accounts and may result in our having to reduce our standard pricing, which would adversely impact our financial results.

ADDITIONAL RISKS RELATING TO OUR COMMUNICATIONS SEGMENT

Our business will suffer if we are unable to compete successfully.

        We compete with numerous providers of broadband services, as well as other dial-up Internet access providers. Our principal competitors for NetZero 4G mobile broadband and DSL services include, among others, local exchange carriers such as AT&T and Verizon, wireless and satellite service providers, and cable service providers. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. Many broadband providers, including cable companies and local exchange carriers, bundle their offerings with telephone, entertainment or other services, which may result in lower prices than standalone services. Certain portions of the U.S., primarily rural areas, currently have limited or no access to broadband services. However, the U.S. government has indicated its intention to facilitate the provision of broadband services to such rural areas. Such expansion of the availability of broadband services will increase the competition for Internet access subscribers in such areas and will likely adversely affect our business. In addition to competition from broadband providers, competition among dial-up Internet access service providers is intense and neither our pricing nor our features provides us with a significant competitive advantage, if any, over certain of our dial-up Internet access competitors. We expect that competition, particularly with respect to price, both for broadband, as well as dial-up Internet access services, will continue. We also expect that our dial-up Internet access subscriber base will continue to decrease, potentially at an increasing rate, and that our broadband services will not experience significant growth.

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

        Most of our Communications segment revenues and profits come from our dial-up Internet access services. Our dial-up Internet access pay accounts and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for dial-up Internet access. Consumers continue to migrate to broadband access, primarily due to the faster connection and download speeds provided by broadband access. Advanced applications such as online gaming, music downloads and videos require greater bandwidth for optimal performance, which adds to the demand for broadband access. The pricing for basic broadband services has been declining as well, making it a more viable option for consumers. In addition, the popularity of accessing the Internet through tablets and mobile devices has been growing and may accelerate the migration of consumers away from dial-up Internet access. The number of dial-up Internet access pay accounts has been adversely impacted by both a decrease in the number of new pay accounts signing up for our services, as well as the impact of subscribers canceling their accounts, which we refer to as "churn." Churn has increased from time to time and may increase in the future.

        We expect our dial-up Internet access pay accounts to continue to decline. As a result of expected continuing decreases in our dial-up Internet access pay accounts and, potentially, ARPU, we expect that our Communications services revenues, advertising revenues and the profitability of this segment will continue to decline over time. The rate of decline in Communications services revenues has accelerated in some periods and may continue to accelerate. Although we have been reducing our expenses in order to manage the profitability of our Communications segment, we will not be able to continue making the same level of expense reductions in the future. In addition, we increased our marketing expenses in 2012 in connection with the launch of the NetZero 4G mobile broadband service, which is subject to a number of risks. Continued declines in Communications revenues, particularly if such declines accelerate, will materially and adversely impact the profitability of this segment.

Our NetZero 4G mobile broadband service may not be commercially successful.

        We started offering a mobile broadband service under the NetZero brand in 2012. However, the new service is subject to a number of uncertainties, including unanticipated delays and expenses and technological or other problems on our part, as well as the third-party suppliers whose products and services are integral to the service. The new service also may not be accepted by consumers or commercially successful, especially given its dependence on Clearwire's limited coverage areas. We have been testing various marketing initiatives, including offering discounts on our devices, but there are no assurances that such initiatives will increase the number of accounts. Some of our prospective competitors have longer operating histories, greater name and brand recognition, larger user bases, wider coverage areas, and significantly greater financial, technical, sales, and marketing resources than we do. We cannot assure you that we will be successful in growing the number of accounts in the

NetZero 4G mobile broadband service as planned, or that the service will be commercially successful. Delays, additional expenses, the failure to grow the number of accounts as planned, or the service's failure to be commercially successful, could materially and adversely impact our business, financial condition, results of operations, and cash flows.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters, which includes space for the Communications segment, is located in Woodland Hills, California and consists of leased space of approximately 110,000 square feet. Our FTD segment leases space for call center facilities in Centerbrook, Connecticut and Medford, Oregon, as well as office space in Quebec, Canada. In addition, our FTD segment leases a flower shop in London, England, concession stands in Horsham, England and Bridgemere, England and warehouse space in a distribution center in Aurora, Illinois. Our Content & Media segment leases office space in Seattle, Washington; San Francisco, California; San Mateo, California; Schaumburg, Illinois; Erlangen, Germany; and Berlin, Germany and our Communications segment leases office space in Fort Lee, New Jersey. We also lease office space in Hyderabad, India, which is used by all of our segments.

        Our FTD segment owns and occupies office space in Downers Grove, Illinois and Sleaford, England. The Credit Agreement includes a security interest in substantially all of FTD's assets, including a mortgage on the owned real property at the Downers Grove, Illinois location.

        We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available, as needed, to accommodate any physical expansion of our corporate and operations facilities. For additional information regarding our obligations under leases, see Note 14—"Commitments and Contingencies" of the Notes to our Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        In October 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. In December 2008, Xavier Vasquez filed a purported class action complaint against Classmates Online, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs sought injunctive relief and damages. In April 2009, the United States District Court of the Western District of Washington consolidated the Michaels and the Vasquez actions and designated the Michaels action as the lead case. In March 2010, the parties entered into a comprehensive class action settlement agreement. In February 2011, the court denied final approval of such settlement agreement. In March 2011, the parties entered into a revised settlement agreement and, in July 2011, the court issued an order granting preliminary approval of the revised settlement agreement. The parties subsequently modified the settlement agreement in August 2011. In June 2012, the District Court issued an order granting final approval of the settlement and certifying the class. In July 2012, four separate notices of appeal of the District Court order were filed with the United States Court of Appeals for the Ninth Circuit. Such appeals have since been resolved and the order granting final approval of the settlement and certifying the class is final. The settlement administrator is in the process of paying the claimants. The distribution to all claimants is expected to be completed in late March 2013.

        In June 2011, Memory Lane, Inc., a California corporation, filed a complaint in United States District Court, Central District of California, against Classmates International, Inc., Classmates Online, Inc. and our Memory Lane, Inc. subsidiary ("Memory Lane"), alleging false designation of origin under the Lanham Act, 15 U.S.C. section 1125, and state and common law unfair competition. The complaint includes requests for an award of damages and for preliminary and permanent injunctive relief. Notwithstanding the request for preliminary injunctive relief, no motion for such relief has been filed. Memory Lane responded to the complaint in September 2011. In October 2011, the plaintiff amended its complaint to, among other things, dismiss Classmates International, Inc. and add United Online, Inc. as a defendant. The discovery cut-off date was in October 2012. A trial date of June 18, 2013 has been set.

        In March 2012, Hope Kelm, Barbara Timmcke, Regina Warfel, Brett Reilly, Juan M. Restrepo, and Jennie H. Pham filed a purported class action complaint (the "Kelm Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corporation, Citigroup, Inc., and Citibank, N.A. (collectively, the "Credit Card Company Defendants"); (ii) 1-800-Flowers.com, Inc., United Online, Inc., Memory Lane, Inc., Classmates International, Inc., FTD Group, Inc., Days Inns Worldwide, Inc., Wyndham Worldwide Corporation, PeopleFindersPro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InterActiveCorp, and Shoebuy.com, Inc. (collectively, the "E-Merchant Defendants"); and (iii) Trilegiant Corporation, Inc. ("Trilegiant"), Affinion Group, LLC ("Affinion") and Apollo Global Management, LLC ("Apollo"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act by all defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes by the Credit Card Company Defendants; (3) violations of the Electronic Communications Privacy Act by Trilegiant, Affinion and the E-Merchant Defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (4) violations of the Connecticut Unfair Trade Practices Act by Trilegiant, Affinion, Apollo, and the E-Merchant Defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (5) violation of California Business and Professions Code section 17602 by Trilegiant, Affinion, Apollo, and the E-Merchant Defendants; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        In March 2012, Debra Miller and William Thompson filed a purported class action complaint (the "Miller Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Trilegiant, Affinion, Apollo, Vertrue, Inc., Webloyalty.com, Inc., and Adaptive Marketing, LLC (collectively, the "Membership Companies"); (ii) 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., IAC/Interactivecorp, Inc., Memory Lane, Inc., Peoplefinderspro, Inc., Rakuten USA, Inc., Shoebuy.com, Inc., United Online, Inc., Wells Fargo & Company, and Wyndham Worldwide Corporation (collectively, the "Marketing Companies"); and (iii) Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., and Citibank, N.A. (collectively, the "Credit Card Companies"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act by all defendants, and aiding and abetting violations of such act by the Credit Card Companies; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes by the Credit Card Companies; (3) violations of the Electronic Communications Privacy Act by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (4) violations of the Connecticut Unfair Trade Practices Act by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (5) violation of California Business and Professions Code section 17602 by the Membership Companies and the Marketing Companies; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        In April 2012, the Kelm Class Action and the Miller Class Action were consolidated with a related case under the case caption In re Trilegiant Corporation, Inc. In September 2012, the plaintiffs filed their consolidated amended complaint and named five additional defendants. The defendants have filed motions to dismiss the consolidated amended complaint. Plaintiffs' responses to the motions to dismiss were due on February 7, 2013 and the reply briefs are due on March 7, 2013.

        In addition, in December 2012, David Frank filed a purported class action complaint (the "Frank Class Action") in United States District Court, District of Connecticut, against the following defendants: Trilegiant, Affinion, Apollo (collectively, the "Frank Membership Companies"); 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., Hotwire, Inc., IAC/Interactivecorp, Inc., Memory Lane, Inc., Orbitz Worldwide, LLC, PeopleFindersPro, Inc., Priceline.com, Inc., Shoebuy.com, Inc., TigerDirect, Inc., United Online, Inc., and Wyndham Worldwide Corporation (collectively, the "Frank Marketing Companies"); Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., Chase Paymentech Solutions, LLC, Citibank, N.A., Citigroup, Inc., and Wells Fargo Bank, N.A. (collectively, the "Frank Credit Card Companies"). The complaint alleges (1) violations of the

Racketeer Influenced Corrupt Organizations Act (RICO) by all defendants; (2) aiding and abetting violations of RICO by the Frank Credit Card Companies; (3) aiding and abetting commissions of mail fraud, wire fraud and bank fraud by the Frank Credit Card Companies; (4) violation of the Electronic Communications Privacy Act by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (5) violations of the Connecticut Unfair Trade Practices Act by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (6) violation of California Business and Professions Code section 17602 by the Frank Membership Companies and the Frank Marketing Companies; and (7) unjust enrichment by all defendants. On January 23, 2012, the plaintiff moved to consolidate the Frank Class Action with the In re Trilegiant Corporation Inc. action. In response, the court ordered the plaintiff to show cause as to why, among other things, the plaintiff should be afforded named plaintiff status. The plaintiff's response to the show cause order was due February 15, 2013.

        In December 2008, Interflora, Inc. (in which United Online has an indirect, two-thirds ownership interest) and Interflora British Unit (an indirect, wholly-owned subsidiary of United Online) issued proceedings against Marks and Spencer plc in an action claiming infringement of U.K. trademark registration number 1329840 and European Community trademark registration number 909838, both for the word "Interflora". Marks and Spencer did not make a counterclaim. In July 2009, the High Court of Justice of England and Wales (the "High Court"), referred questions to the Court of Justice of European Union ("CJEU") for a preliminary ruling. In September 2011, the CJEU handed down its judgment on the questions referred by the High Court. In February 2012, the High Court scheduled the trial for April 2013. In September 2012, Interflora British Unit executed an indemnity agreement by which Interflora British Unit agreed to indemnify Interflora, Inc. against all losses and expenses arising out of this action which Interflora, Inc. may incur after July 10, 2012. The parties are in the process of preparing for trial. If Marks and Spencer successfully defends the action, Interflora, Inc. and Interflora British Unit could be ordered to pay Marks and Spencer's legal fees, costs and expenses, together with interest on any amounts awarded, for which Interflora British Unit would be solely liable under the indemnity agreement.

        We have been cooperating with certain governmental authorities in connection with their respective investigations of our former post-transaction sales practices and certain other current or former business practices:

  •
  In 2010, FTD.com, Inc. and Classmates Online, Inc., now known as Memory Lane, Inc., received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and Washington. The primary focus of the inquiry concerns certain post-transaction sales practices in which these subsidiaries previously engaged with certain third-party vendors. In the second quarter of 2012, we received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these subsidiaries for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. We rejected the Multistate Work Group's offer but have entered into discussions with the Multistate Work Group in an effort to reach a negotiated resolution. In the meantime, we are continuing to cooperate with the Multistate Work Group and are providing requested information. There can be no assurances as to the terms on which the Multistate Work Group and we may agree to settle this matter, or that any settlement of this matter may be reached. We are not able to reasonably estimate the amount of possible loss or range of loss that may arise, if any. In the event that the Multistate Work Group and we agree to settle this matter, or if no settlement is reached and there are adverse judgments against us in connection with litigation filed by the Attorneys General of the Multistate Work Group, there could be a material adverse effect on our financial position, results of operations and our cash flows.

  •
  In 2010, Classmates Online, Inc. received a subpoena from the Attorney General for the District of Columbia regarding the subsidiary's marketing, billing, and renewal practices, including, without limitation, its former post-transaction sales practices. The parties have entered into discussions in an effort to reach a negotiated resolution. In the meantime, Classmates Online, Inc. is continuing to cooperate with the Attorney General and is providing requested information.

  •
  In 2011, Classmates Online, Inc. received a civil investigative demand from the Attorney General for the State of Washington regarding its marketing, refund, cancelation, and renewal practices. Prior to that, in 2009, Classmates Online, Inc. had received a civil investigative demand from the Attorney General for the State of Washington regarding certain post-transaction sales practices in which it had previously engaged with certain third-party vendors. In 2012, the Attorney General for the State of Washington joined the aforementioned Multistate Work Group. We believe that by joining the Multistate Work Group, the Attorney General's investigation may have been consolidated into the Multistate Work Group's inquiry.

        We cannot predict the outcome of these or any other governmental investigations or other legal actions or their potential implications for our business. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices.

        We record a liability when we believe that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. We evaluate, at least quarterly, developments in our legal matters that could affect the amount of liability that has been previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. We may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At December 31, 2012, we had a reserve of $0.7 million for the settlement of the Michaels class action. With respect to the other legal matters described above, we have determined, based on our current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect our business, financial condition, results of operations, or cash flows.

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

	2011		2012
	High	Low	High	Low
First Quarter	$7.50	$5.61	$6.02	$4.67
Second Quarter	$6.65	$5.48	$4.98	$3.63
Third Quarter	$6.45	$4.80	$5.85	$4.00
Fourth Quarter	$6.19	$4.81	$5.85	$4.98

        At February 22, 2013, there were 483 holders of record of our common stock.

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

        United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock in January, April, August, and October 2012. The dividends were paid on February 29, May 31, August 31, and November 30, 2012 and totaled $9.3 million, $9.4 million, $9.4 million, and $9.4 million respectively, including dividend equivalents paid on nonvested restricted stock units.

        In January 2013, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend was February 14, 2013 and the dividend, which totaled $9.4 million, including dividend equivalents paid on nonvested restricted stock units, was paid on February 28, 2013.

        The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors. Dividends are declared and paid out of our surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware. For information regarding restrictions on and risks associated with the payment of dividends, see Item 7.— "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A — "Risk Factors".

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allowed us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From time to time, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. In April 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the Program, bringing the total amount authorized under the Program to $200 million. In December 2009, the Board of Directors again further extended the Program through December 31, 2010. From August

2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013. There were no repurchases under the Program during the year ended December 31, 2012 and, at December 31, 2012, the authorization remaining under the Program was $80.0 million.

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

        Common stock repurchases during the quarter ended December 31, 2012 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
October 1 – October 31, 2012	—	$—	—	$80,000
November 1 – November 30, 2012	71	$5.08	—	$80,000
December 1 – December 31, 2012	—	$—	—	$80,000

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

        The following graph compares, for the five-year period ended December 31, 2012, the cumulative total stockholder return for the Company's common stock, The Nasdaq Global Select Market (U.S. companies) Index (the "Nasdaq Composite") and the Morgan Stanley Internet Index ("MS Internet Index"). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2007, 2008, 2009, 2010, 2011, and 2012. The graph assumes that $100 was invested on December 31, 2007 in the common stock of United Online, Inc., the Nasdaq Composite and the MS Internet Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
United Online, Inc.	$100.00	$54.97	$69.14	$67.18	$58.62	$64.14
Nasdaq Composite	$100.00	$59.46	$85.55	$100.02	$98.22	$113.85
MS Internet Index	$100.00	$54.10	$105.85	$139.18	$129.38	$170.06

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

        The following table presents the consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010, and the consolidated balance sheet data at December 31, 2012 and 2011. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data at December 31, 2010, 2009 and 2008, which are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

        The following amounts are in thousands, except per share data:

	Year Ended December 31,
	2012(2)	2011	2010	2009	2008(1)
Consolidated Statements of Operations Data:
Revenues	$870,883	$897,685	$920,553	$990,132	$669,403
Cost of revenues	$464,495	$446,275	$431,085	$418,722	$216,103
Operating income (loss)	$31,726	$94,302	$112,690	$145,993	$(62,679)
Net income (loss)	$12,542	$51,730	$53,687	$70,085	$(94,657)
Net income (loss) attributable to common stockholders	$11,317	$49,737	$50,454	$65,438	$(97,722)
Net income (loss) per common share—basic	$0.13	$0.56	$0.58	$0.78	$(1.33)
Net income (loss) per common share—diluted	$0.12	$0.56	$0.58	$0.78	$(1.33)

	December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Total assets	$962,984	$996,357	$992,158	$1,049,934	$1,073,527
Non-current liabilities	$285,566	$320,092	$325,565	$375,844	$481,428
Cash dividends declared and paid per common share	$0.40	$0.40	$0.40	$0.40	$0.70

(1)
In August 2008, we acquired FTD. The results of FTD are included in our consolidated statements of operations from the date of acquisition. During the quarter ended December 31, 2008, we recorded an impairment of goodwill, intangible assets and long-lived assets of $176.2 million ($153.9 million, net of tax) primarily related to the FTD segment.

(2)
During the quarter ended December 31, 2012, we recorded a goodwill and intangible asset impairment charge totaling $26.9 million ($16.7 million, net of tax) related to the MyPoints reporting unit.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; the Company's strategies, including the contemplated separation of the Company and FTD into separate, publicly-traded companies and the expected benefits of such transaction, and the Company's exploration of strategic alternatives for its Content & Media and Communications businesses and monetization opportunities for its portfolio of patents and patent applications; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Annual Report on Form 10-K and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward- looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        United Online, through its operating subsidiaries, is a leading provider of consumer products and services over the Internet under a number of brands, including FTD, Interflora, Flying Flowers, Flowers Direct, Drake Algar, Classmates, schoolFeed, StayFriends, Trombi, MyPoints, NetZero, and Juno. Our FTD segment provides floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services. Our Content & Media segment provides online nostalgia products and services and an online loyalty marketing service. Our primary Communications segment service is Internet access. On a combined basis, our web properties attract a significant number of Internet users, and we offer a broad range of Internet marketing services for advertisers.

        We report our businesses in three reportable segments:

Segment	Products and Services
FTD	Floral, gift and related products and services for consumers, retail florists and other retail locations
Content & Media	Online nostalgia products and services and an online loyalty marketing service
Communications	Internet access services and devices, including dial-up, NetZero 4G mobile broadband, and DSL, and email, Internet security and web hosting services

Planned Spin-Off

        On August 1, 2012, United Online, Inc. announced that its Board of Directors had approved a preliminary plan to separate the Company into two independent, publicly-traded companies: FTD, which will include the domestic and international operations of the Company's FTD segment, and United Online, Inc., which will continue to include the businesses of the Company's Content & Media and Communications segments (the "FTD Spin-Off Transaction"). The FTD Spin-Off Transaction is expected to take the form of a tax-free pro rata distribution to stockholders of United Online, Inc. The transaction is subject to a number of conditions, including final approval of transaction specifics by the Board of Directors, and is planned to be completed by the end of the third quarter of 2013. In addition, United Online, Inc. announced that it also is continuing to explore strategic alternatives for its Content & Media and Communications businesses and monetization opportunities for its portfolio of patents and patent applications (the "Potential Patent Transactions" and, together with the other potential transactions described above, the "Strategic Transactions"). See Note 15—"Planned Spin-off" of the Notes to the Consolidated Financial Statements and "Part I, Item 1A—Risk Factors" for additional information and risk factors associated with the FTD Spin-Off Transaction and other Strategic Transactions.

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures include the following:

FTD Segment Metrics

        Consumer Orders.    We monitor the number of consumer orders for floral, gift and related products during a given period. Consumer orders are orders delivered during the period that originated in the U.S. and Canada, primarily from the www.ftd.com and www.ftd.ca websites and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily from the www.interflora.co.uk, www.flyingflowers.co.uk, www.flowersdirect.co.uk, www.drakealgar.com and www.interflora.ie websites and various telephone numbers. The number of consumer orders is not adjusted for non-delivered orders that are refunded on or after the scheduled delivery date. Orders originating with a florist or other retail location for delivery to consumers are not included. The number of consumer orders received may fluctuate significantly from period to period due to seasonality resulting from the timing of key holidays; general economic conditions; fluctuations in marketing expenditures on initiatives designed to attract new and retain existing customers; changes in pricing for our floral, plant and gift products or competitive offerings; new or terminated partnerships; and changing consumer preferences, among other factors.

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

        ARPU.    We monitor ARPU, which is a monthly measure calculated by dividing services revenues generated from the pay accounts of our Content & Media or Communications segment, as applicable, for a period (after translation into U.S. Dollars) by the average number of segment pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and the end of a period. ARPU may fluctuate significantly from period to period as a result of a variety of factors, including, but not limited to, the extent to which promotional, discounted or retention pricing is used to attract new, or retain existing, paying subscribers; changes in the mix of pay services and the related pricing plans; increases or decreases in the price of our services; the timing of pay accounts being added or removed during a period; and for the Content & Media segment the average foreign currency exchange rate between the U.S. Dollar and the Euro.

        Churn.    To evaluate the retention characteristics of our membership base, we also monitor the percentage of pay accounts that terminate or expire, which we refer to as our average monthly churn rate. Our average monthly churn rate is calculated as the total number of pay accounts that terminated or expired in a period divided by the average number of pay accounts for that period, divided by the number of months in that period. Our average monthly churn percentage may fluctuate from period to period due to our mix of subscription terms, which affects the timing of subscription expirations, and other factors. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. For our Communications segment pay accounts, we do not include in our churn calculation dial-up accounts canceled during the first 30 days of service unless the accounts have upgraded from free accounts, although a number of such accounts will be included in our account totals at any given measurement date. Additionally, we do not include NetZero 4G mobile broadband service accounts canceled during the first 30 days of service provided the mobile broadband service device is returned within 30 days of cancelation. Subscribers who cancel one pay service but subscribe to another pay service are not necessarily considered to have canceled a pay account depending on the services and, as such, our segment churn rates are not necessarily indicative of the percentage of subscribers canceling any particular service.

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

        Revenues and operating results from the FTD segment are impacted by seasonal holiday timing variations and fluctuations in foreign currency exchange rates. As such, we believe that comparisons of the FTD segment's revenues and operating results for any period with those of the immediately preceding period or, in some instances, the same period of the preceding fiscal year, may be of limited relevance in evaluating its historical financial performance and predicting its future financial performance.

        The pay accounts and ARPU metrics for the Content & Media segment may fluctuate significantly from period to period due to various factors including, but not limited to, the extent to which discounted pricing is offered in prior and current periods, the percentage of pay accounts being represented by international pay accounts which, on average, have lower-priced subscription plans compared to U.S. pay accounts, and the churn rate.

	Quarter Ended					Year Ended December 31,
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	2012	2011	2010
Consolidated:
Revenues (in thousands)	$218,983	$177,751	$231,857	$242,292	$217,921	$870,883	$897,685	$920,553
FTD:
Segment revenues (in thousands)	$153,178	$116,362	$167,527	$176,447	$143,304	$613,514	$587,249	$554,576
% of consolidated revenues	70%	65%	72%	73%	66%	70%	65%	60%
Consumer orders (in thousands)	1,787	1,239	1,997	1,997	1,615	7,020	6,628	6,361
Average order value	$60.13	$61.06	$60.75	$62.91	$62.31	$61.26	$62.15	$59.72
Average currency exchange rate: GBP to USD	1.61	1.58	1.58	1.58	1.57	1.59	1.61	1.54
Content & Media:
Segment revenues (in thousands)	$39,509	$36,556	$37,986	$39,445	$45,665	$153,496	$185,475	$201,644
% of consolidated revenues	18%	21%	16%	16%	21%	18%	21%	22%
Pay accounts (in thousands)	2,864	2,987	3,120	3,293	3,484	2,864	3,484	4,499
Segment churn	3.5%	3.4%	3.6%	3.9%	4.1%	3.6%	3.9%	3.6%
ARPU	$2.52	$2.50	$2.50	$2.54	$2.60	$2.49	$2.59	$2.38
Segment active accounts (in millions)	11.5	10.9	10.3	11.3	10.3	11.0	12.1	15.6
Average currency exchange rate: EUR to USD	1.30	1.25	1.28	1.31	1.35	1.29	1.39	1.33
Communications:
Segment revenues (in thousands)	$26,669	$25,203	$26,810	$26,760	$29,295	$105,442	$126,532	$167,153
% of consolidated revenues	12%	14%	12%	11%	13%	12%	14%	18%
Pay accounts (in thousands):
Access	421	440	467	498	535	421	535	732
Other	229	235	242	249	259	229	259	288

Total pay accounts	650	675	709	747	794	650	794	1,020
Segment churn	2.9%	3.1%	3.2%	3.4%	3.4%	3.1%	3.5%	4.1%
ARPU	$9.05	$8.97	$8.97	$8.99	$9.09	$8.90	$9.14	$9.49
Segment active accounts (in millions)	1.3	1.4	1.4	1.5	1.5	1.4	1.6	2.0

Critical Accounting Policies, Estimates and Assumptions

General

        Our discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions for the Annual Report on Form 10-K. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates and assumptions. Management believes that the following accounting policies, estimates and assumptions made by management thereunder are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates and assumptions require management's most difficult, subjective or complex judgment and may be based on matters, the effects of which are inherently uncertain.

  Revenue Recognition

        We apply the provisions of Accounting Standards Codification ("ASC") 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, no significant Company obligations remain, and collectibility is reasonably assured. Revenues exclude sales taxes collected.

        FTD Segment Revenue Recognition—Products revenues and the related cost of revenues are recognized when products are delivered to the customers, less discounts and refunds. Shipping and service fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping and delivery costs are included in cost of revenues. FTD's consumer businesses generally recognize revenues on a gross basis because FTD bears the risks and rewards associated with the revenue-generating activities by (i) acting as a principal in the transaction; (ii) establishing prices; (iii) being responsible for fulfillment of the order by the floral network members and third-party suppliers; (iv) taking the risk of loss for collection, delivery and returns; and (v) marketing the products and services.

        FTD also sells point-of-sale systems and related technology services to its floral network members and recognizes revenue in accordance with ASC 605 and ASC 985, Software. FTD recognizes revenue on hardware which is sold without software at the time of delivery. For hardware sales that include software, revenue is recognized when delivery, installation and customer acceptance have all occurred.

        Services revenues based on orders sent to floral network members are recognized in the period in which the orders are delivered. Monthly fees, recurring fees and other floral network service-based fees are recognized in the period in which the related service is provided.

        Content & Media Segment and Communications Segment Revenue Recognition—Revenues are comprised of product revenues, which are derived primarily from the sale of yearbook reprints and related shipping fees, as well as from the sale of third-party merchandise; services revenues, which are derived primarily from fees charged to pay accounts; and advertising and other revenues.

        Our online nostalgia products revenues are derived from the sale of yearbook reprints and related shipping fees. Products revenues from the sale of yearbook reprints are recognized upon delivery to the customer. Shipping fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping costs are included in cost of revenues.

        Our Communications products revenues are generated from the sale of NetZero 4G mobile broadband service devices and the related shipping and handling fees and are recognized upon delivery of such devices. Sales of NetZero 4G mobile broadband service devices bundled with free or paid service plans are allocated using the relative selling price method in accordance with the multiple-element arrangement provisions of ASC 605. The selling prices of our NetZero 4G mobile broadband paid service plans are determined by vendor specific objective evidence, which is based upon the monthly stand-alone selling price of each plan. The selling prices of the NetZero 4G mobile broadband service devices and free service plans are determined by management's best estimate of selling price, which considers market and economic conditions, internal costs, pricing, and discounting practices. The revenues allocated to the free or paid service plans are recognized ratably over the service period.

        Service revenues for our online nostalgia services and for our Communications services are derived primarily from fees charged to pay accounts and are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. Our pay accounts generally pay in advance for their services by credit card, PayPal or check, and revenues are then recognized ratably over the service period. Advance payments from pay accounts are recorded on the consolidated balance sheets as deferred revenue. We offer alternative payment methods to credit cards for certain Communications pay service plans. These alternative payment methods currently include use of automated clearinghouse, payment by money order, or payment through a local telephone company. In circumstances where payment is not received in advance, revenues are only recognized if collectibility is reasonably assured.

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

        Advertising and other revenues for our online loyalty marketing service consist primarily of fees generated when emails are transmitted to members, when members respond to emails and when members complete online transactions. Each of these activities is a discrete, independent activity, which generally is specified in the agreement with each advertising customer. As the earning activities take place, activity measurement data (examples include the number of emails delivered and the number of responses received) is accumulated and the related revenues are recorded. Our online loyalty marketing service also generates revenues from the sale of gift cards.

        Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collectibility is not reasonably assured, revenue is not recognized until collectibility becomes reasonably assured, which is generally upon receipt of cash.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired. Indefinite-lived intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. We account for goodwill and indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and indefinite-lived intangible assets. ASC 350 prohibits the amortization of goodwill and indefinite-lived intangible assets and requires us to test goodwill, at the reporting unit level, and indefinite-lived intangible assets for impairment at least annually.

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

        The determination of whether or not goodwill and/or indefinite-lived intangible assets are impaired involves a significant level of judgment in the assumptions underlying the approaches used to determine the estimated fair values of our reporting units. The determination of the fair values of our reporting units generally includes a study of market comparables, including the selection of appropriate valuation multiples and discounted cash flow models based on our internal forecasts and projections. The estimated fair value of each of our reporting units is determined using a combination of the income approach and the market approach.

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

        Testing goodwill for impairment involves a two-step quantitative process. However, prior to performing the two-step quantitative goodwill impairment test, we have the option to first assess qualitative factors to determine whether or not it is necessary to perform the two-step quantitative goodwill impairment test for selected reporting units. If we choose that option, we are not required to perform the two-step quantitative goodwill impairment test unless we have determined, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the two-step quantitative impairment test is required or chosen, the first step of the impairment test involves comparing the estimated fair value of a reporting unit with its respective carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of a reporting unit is less than its carrying amount, including goodwill, then the carrying amount of the goodwill is compared with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Annual Goodwill Impairment Assessment

        We performed the annual quantitative goodwill impairment assessment for all of our reporting units in the fourth quarter of 2012. The first step of the quantitative goodwill impairment test resulted in the determination that the fair values of FTD, Interflora, Classmates, and Communications exceeded their carrying amounts, including goodwill. Accordingly, the second step was not required for these reporting units. The estimated fair value substantially exceeded the carrying amount for the Communications reporting unit.

        The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approaches used to determine the estimated fair value of our reporting units. We believe our analysis included sufficient tolerance for sensitivity in key assumptions. The determination of the fair value of our reporting units included a study of market comparables, including the selection of appropriate valuation multiples and discounted cash flow models based on our internal forecasts and projections. We believe the assumptions and rates used in our impairment assessment are reasonable, but they are judgmental, and variations in any assumptions could result in materially different calculations of fair value and, if applicable, the impairment amount.

        The fair value of the Interflora reporting unit exceeded its carrying amount by approximately 8%. The amount of goodwill assigned to the Interflora reporting unit at October 1, 2012 was $138.4 million. The inputs for the fair value calculation of the reporting unit included a 4.0% growth rate to calculate the terminal value and a discount rate of 12.3%. In addition, we assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical trends. Factors that have the potential to create variances in the estimated fair value of the Interflora reporting unit include, but are not limited to, fluctuations in (i) forecasted sales volumes and average order values, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics and changes in consumer preferences; (ii) marketing costs to generate orders; (iii) product costs; and (iv) equity valuations of peer companies. An increase of 100 basis points in the discount rate for the Interflora reporting unit would have resulted in a decrease in the income approach valuation of the reporting unit of $15.4 million. A decrease of 100 basis points in the terminal growth rate would have resulted in a decrease in the income approach valuation of the Interflora reporting unit of $12.1 million. Given the weighting of 75% to the income approach for the Interflora reporting unit, a 100 basis point increase in the discount rate would have caused the Interflora reporting unit to fail the first step of the goodwill impairment test. However, a 100 basis point decrease in the terminal growth rate would not have caused the Interflora reporting unit to fail the first step of the goodwill impairment test.

        The fair value of the FTD reporting unit exceeded its carrying amount by approximately 13%. The amount of goodwill assigned to the FTD reporting unit at October 1, 2012 was $194.9 million. The inputs for the fair value calculation of the reporting unit at October 1, 2012 included a 2.0% growth rate to calculate terminal value and a discount rate of 12.0%. In addition, we assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical trends. Factors that have the potential to create variances in the estimated fair value of the FTD reporting unit include, but are not limited to, fluctuations in (i) forecasted sales volumes and average order values, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics and changes in consumer preferences; (ii) marketing costs to generate orders; (iii) product costs; and (iv) equity valuations of peer companies. An increase of 100 basis points in the discount rate for the FTD reporting unit would have resulted in a decrease in the income approach valuation of the reporting unit of $35.1 million. A decrease of 100 basis points in the terminal growth rate would have resulted in a decrease in the income approach valuation of the FTD reporting unit of $24.5 million. Given the weighting of 75% to the income approach for the FTD reporting unit, a 100 basis point increase in the discount rate would have caused the FTD reporting unit to fail the first step of the goodwill impairment test. However, a 100 basis point decrease in the terminal growth rate would not have caused the FTD reporting unit to fail the first step of the goodwill impairment test.

        The fair value of the Classmates reporting unit exceeded its carrying amount by approximately 17%. The amount of goodwill assigned to the Classmates reporting unit at October 1, 2012 was $66.6 million. The inputs for the fair value calculations of the reporting unit included a 4.0% growth rate to calculate the terminal value and a discount rate of 12.6%. In addition, we assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical trends. Factors that have the potential to create variances in the estimated fair value of the Classmates reporting unit include, but are not limited to, fluctuations in (i) number of pay accounts, active accounts and ARPU, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics and changes in consumer preferences; (ii) marketing costs to generate new pay accounts; and (iii) equity valuations of peer companies. An increase of 100 basis points in the discount rate for the Classmates reporting unit would have resulted in a decrease in the income approach valuation of the Classmates reporting unit of $9.5 million. A decrease of 100 basis points in the terminal growth rate would have resulted in a decrease in the income approach valuation of the Classmates reporting unit of $10.5 million. Neither a 100 basis point increase in the discount rate nor a 100 basis point decrease in the terminal growth rate would have caused the Classmates reporting unit to fail the first step of the goodwill impairment test.

Impairment of Goodwill

        The MyPoints reporting unit generates higher revenues and operating income in the quarter ending December 31 when compared to the other quarters. In the quarter ended December 31, 2012 revenues and operating income were substantially lower than expected. The Company lowered its forecast for future periods, which resulted in the determination that the estimated fair value of the MyPoints reporting unit was less than its carrying amount, including goodwill. Accordingly, the second step was performed. Based on the results of the second step, we recorded a goodwill impairment charge totaling $26.6 million. The impairment charge was included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations.

Indefinite-Lived Intangible Assets

        Testing indefinite-lived intangible assets, other than goodwill, for impairment requires a one-step approach under ASC 350. We test indefinite-lived intangible assets for impairment on an annual basis, or more frequently, if events occur or circumstances change that indicate they may be impaired. The fair values of indefinite-lived intangible assets are compared to their respective carrying amounts and if the carrying amount of indefinite-lived intangible assets exceeds the fair value, an impairment loss is recognized equal to the excess.

        The process of estimating the fair value of indefinite-lived intangible assets is subjective and requires us to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, royalty rate, terminal growth rate, and discount rate. We did not record any impairment charges related to our indefinite-lived intangible assets in the year ended December 31, 2012.

Finite-Lived Intangible Assets and Other Long-Lived Assets

        We account for identifiable intangible assets and other long-lived assets in accordance with ASC 360, Property, Plant and Equipment, which addresses financial accounting and reporting for the impairment and disposition of identifiable intangible assets and other long-lived assets. Intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. We evaluate the recoverability of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or other personnel, significant negative industry or economic trends, changes in our operating model or strategy, and competitive forces. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. Definite-lived intangible assets are amortized on either a straight-line basis or an accelerated basis over their estimated useful lives, ranging from two to ten years. Our identifiable intangible assets were acquired primarily in connection with business combinations.

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

Impairment of Intangible Assets

        As a result of the lower than expected fourth quarter 2012 revenues and operating income within the MyPoints reporting unit, we performed an impairment test of the assets within this reporting unit and recorded an impairment charge totaling $0.3 million related to certain trademarks. This impairment charge was included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations.

Member Redemption Liability

        Member redemption liability for online loyalty marketing service points represents the estimated costs associated with the obligation of MyPoints to redeem outstanding points accumulated by its online loyalty marketing service members, as well as those points purchased by its advertisers for use in such advertisers' promotional campaigns, less an allowance for points expected to expire prior to redemption. The estimated cost of points is primarily presented in cost of revenues, except for the portion related to member acquisition activities, internal marketing surveys and other non-revenue generating activities, which are presented in sales and marketing expenses. The member redemption liability is recognized when members earn points, less an allowance for points expected to expire, and is reduced when members redeem accumulated points upon reaching required redemption thresholds or when points expire prior to redemption.

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

        MyPoints accounts for and reduces the gross points issued by an estimate of points that will never be redeemed by its members. This reduction is calculated based on an analysis of historical point-earning trends, redemption activities and individual member account activity. MyPoints' historical analysis takes into consideration the total points in members' accounts that have been inactive for six months or longer, less an estimated reactivation rate, plus an estimate for future cancelations of points that have not yet been outstanding for 180 days. Changes in, among other factors, the net number of points issued, redemption activities and members' activity levels could materially impact the member redemption liability. A 100 basis point increase or decrease in the estimate of points that will never be redeemed would increase or decrease our member redemption liability at December 31, 2012 by approximately $90,000.

        Points in active MyPoints accounts do not expire; however, unredeemed points expire after twelve consecutive months of inactivity. For purposes of the member redemption liability, "inactive" means a lack of all of the following: email response; survey completion; profile update; and any point-earning or point-redeeming transaction. The canceling or disabling of inactive MyPoints accounts would have no impact on our consolidated financial statements, as we fully consider inactive MyPoints accounts when establishing the member redemption liability, as discussed above.

        The following table sets forth, for the periods presented, a reconciliation of the changes in the member redemption liability (in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance	$22,453	$24,866
Accruals for points earned	14,077	19,440
Reduction for redeemed points	(15,247)	(21,394)
Changes in allowance for points expected to expire and weighted-average cost of points	196	(459)

Ending balance	$21,479	$22,453

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

Legal Contingencies

        We are currently involved in certain legal proceedings and investigations. We record liabilities related to pending matters when an unfavorable outcome is deemed probable and management can reasonably estimate the amount or range of loss. As additional information becomes available, we continually assess the potential liability related to such pending matters.

Financial Statement Presentation

Revenues

Products Revenues

  FTD

        Products revenues are derived primarily from selling floral, gift and related products to consumers and include merchandise revenues and the related shipping and service fees, less discounts and refunds. Products revenues also include revenues generated from sales of branded and non-branded hard goods, software and hardware systems, cut flowers, packaging and promotional products, and a wide variety of other floral-related supplies to floral network members.

  Content & Media

        Products revenues consist of revenues generated from the sale of yearbook reprints and related shipping and handling fees, as well as revenues generated from reselling third-party merchandise.

  Communications

        Products revenues consist of revenues generated from the sale of NetZero 4G mobile broadband service devices and the related shipping and handling fees, less discounts and refunds.

Services Revenues

  FTD

        FTD services revenues are primarily derived from membership fees, order-related fees and services, and subscription and other fees generated from independent members of the FTD and Interflora floral networks, as well as credit card processing services, e-commerce website services, online advertising tools, and system support services.

  Content & Media and Communications

        Content & Media services revenues primarily consist of amounts charged to pay accounts for online nostalgia services. Communications services revenues consist of amounts charged to pay accounts for dial-up Internet access, NetZero 4G mobile broadband, DSL, email, Internet security, web hosting, and other services, with substantially all of such revenues associated with Internet access. Our Content & Media and Communications services revenues are primarily dependent on two factors: the average number of pay accounts for a period and ARPU. In general, we charge our pay accounts in advance of providing a service, which results in the deferral of services revenue to the period in which the services are provided. Communications services revenues also include revenues generated from the resale of telecommunications to third parties.

Advertising and Other Revenues

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

        Our online loyalty marketing service revenues are derived from advertising fees, consisting primarily of fees based on performance measures, that are generated when emails are transmitted to members, when members respond to emails, when members complete online transactions, and when members engage in a variety of other online activities, including, but not limited to, games, Internet searches and market research surveys. Our online loyalty marketing service revenues also include revenues generated from the sale of gift cards.

  Communications

        Our Communications services generate advertising revenues from search placements, display advertisements and online market research associated with our Internet access and email services. Advertising revenues also include intercompany commissions from the Content & Media segment which are included in reported segment results and are eliminated upon consolidation.

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

Communications

        Communications cost of revenues includes telecommunications and data center costs; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; license fees; costs related to providing customer support; costs related to customer billing and billing support for our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; domain name registration fees, and the costs associated with the sale of NetZero 4G mobile broadband service devices, including the related shipping and handling costs.

Sales and Marketing

        Sales and marketing expenses include expenses associated with promoting our brands, products and services and with generating advertising revenues. Expenses associated with promoting our brands, products and services include advertising and promotion expenses; fees paid to distribution partners, third-party advertising networks and co-registration partners to acquire new pay and free accounts; personnel and overhead-related expenses for marketing, merchandising, customer service, and sales personnel; and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. We have expended significant amounts on sales and marketing, including branding and customer acquisition campaigns consisting of television, Internet, public relations, sponsorships, print, and outdoor advertising, and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote our products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs.

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

General and Administrative

        General and administrative expenses, which include unallocated corporate expenses, consist of personnel-related expenses for executive, finance, legal, human resources, facilities, internal audit, investor relations, internal customer support personnel and personnel associated with operating our corporate network systems. In addition, general and administrative expenses include, among other costs, professional fees for legal, accounting and financial services; insurance; occupancy and other overhead-related costs; office relocation costs; non-income taxes; gains and losses on the sale of assets; bad debt expense; and reserves or expenses incurred as a result of settlements, judgments, fines, penalties, assessment, or other resolutions related to litigation, arbitration, investigations, disputes, or similar matters. General and administrative expenses also include expenses resulting from actual or potential transactions such as business combinations, mergers, acquisitions, dispositions, spin-offs, financing transactions, and other strategic transactions, including, without limitation, expenses for advisors and representatives such as investment bankers, consultants, attorneys, and accounting firms.

Amortization of Intangible Assets

        Amortization of intangible assets includes amortization of acquired pay accounts and free accounts; certain acquired trademarks and trade names; acquired software and technology; acquired customer and advertising contracts and related relationships; acquired rights, content and intellectual property; and other acquired identifiable intangible assets. In accordance with the provisions set forth in ASC 350, goodwill and indefinite-lived intangible assets are not being amortized but are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would indicate the fair value may be below the carrying amount.

Acquisition-Related Contingent Consideration

        Acquisition-related contingent consideration includes changes in fair value measurements of the acquisition-related contingent consideration, as well as interest expense related to the contingent consideration. Changes to one or multiple inputs to the Monte-Carlo simulation used to estimate fair value, including the discount rate, growth rates, volatility rates, the estimated number of daily registrations, and the estimated rate of conversion of new subscribers to pay accounts, could significantly impact the estimated fair value of the contingent consideration. We review and reassess the estimated fair value of the contingent consideration on a quarterly basis, and future fair value estimates could differ from the initial estimate.

Restructuring and Other Exit Costs

        Restructuring and other exit costs consist of costs associated with the realignment and reorganization of our operations and other employee termination events. Restructuring and other exit costs include employee termination costs, facility closure and relocation costs, and contract termination costs. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12-month period. We record restructuring and other exit cost liabilities in accrued liabilities in the consolidated balance sheets.

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

Results of Operations

        The following tables set forth, for the periods presented, selected historical consolidated statements of operations and segment information data. The information contained in the tables below should be read in conjunction with Critical Accounting Policies, Estimates and Assumptions, Liquidity and Capital Resources, Contractual Obligations, and Other Commitments included in this Item 7, as well as "Quantitative and Qualitative Disclosures About Market Risk" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

        Consolidated information was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues	$870,883	$897,685	$920,553
Operating expenses:
Cost of revenues	464,495	446,275	431,085
Sales and marketing	172,393	166,760	175,865
Technology and development	47,996	49,847	54,517
General and administrative	97,615	104,369	111,471
Amortization of intangible assets	30,493	30,455	32,110
Acquisition-related contingent consideration	(836)	—	—
Restructuring and other exit costs	91	5,677	2,815
Impairment of goodwill, intangible assets and long-lived assets	26,910	—	—

Total operating expenses	839,157	803,383	807,863

Operating income	31,726	94,302	112,690
Interest income	1,310	1,536	1,673
Interest expense	(13,562)	(23,075)	(24,900)
Other income, net	886	2,643	452

Income before income taxes	20,360	75,406	89,915
Provision for income taxes	7,818	23,676	36,228

Net income	$12,542	$51,730	$53,687

        Information for our three reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	FTD			Content & Media			Communications
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Revenues	$613,514	$587,249	$554,576	$153,496	$185,475	$201,644	$105,442	$126,532	$167,153
Operating expenses:
Cost of revenues	381,854	367,232	343,988	35,830	33,796	36,378	33,883	33,442	39,573
Sales and marketing	104,756	97,512	93,782	49,839	59,063	62,226	18,188	10,009	20,521
Technology and development	11,437	11,294	11,190	19,552	21,530	21,939	7,532	7,932	12,284
General and administrative	33,263	31,675	33,844	21,003	26,020	24,574	10,718	12,554	16,351
Acquisition-related contingent consideration	—	—	—	(836)	—	—	—	—	—
Restructuring and other exit costs	—	876	1,574	(14)	1,616	(91)	(8)	1,399	1,332
Impairment of goodwill, intangible assets and long-lived assets	—	—	—	26,910	—	—	—	—	—

Total operating expenses	531,310	508,589	484,378	152,284	142,025	145,026	70,313	65,336	90,061

Segment income from operations	$82,204	$78,660	$70,198	$1,212	$43,450	$56,618	$35,129	$61,196	$77,092

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Consolidated Results

Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Revenues	$870,883	$897,685	$(26,802)	(3)%
Revenues as a percentage of total segment revenues:
FTD	70.3%	65.3%
Content & Media	17.6%	20.6%
Communications	12.1%	14.1%

        The decrease in consolidated revenues was due to a $32.0 million decrease in revenues from our Content & Media segment and a $21.1 million decrease in revenues from our Communications segment, partially offset by a $26.3 million increase in revenues from our FTD segment. If we complete the FTD Spin-Off Transaction, we will be a substantially smaller company than we were prior to the FTD Spin-Off Transaction, and we anticipate that our consolidated revenues, results of operations and cash flows will be substantially smaller when compared to periods prior to the FTD Spin-Off Transaction.

Cost of Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Cost of revenues	$464,495	$446,275	$18,220	4%
Cost of revenues as a percentage of total segment cost of revenues:
FTD	84.6%	84.5%
Content & Media	7.9%	7.8%
Communications	7.5%	7.7%

        The increase in consolidated cost of revenues was due to a $14.6 million increase in cost of revenues associated with our FTD segment, a $2.0 million increase in cost of revenues associated with our Content & Media segment, a $1.0 million increase in depreciation and amortization expense, and a $0.4 million increase in cost of revenues associated with our Communications segment.

Sales and Marketing

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Sales and marketing	$172,393	$166,760	$5,633	3%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
FTD	60.6%	58.5%
Content & Media	28.8%	35.5%
Communications	10.5%	6.0%

        The increase in consolidated sales and marketing expenses was due to an $8.2 million increase in sales and marketing expenses associated with our Communications segment and a $7.2 million increase in sales and marketing expenses associated with our FTD segment, partially offset by a $9.2 million decrease in sales and marketing expenses associated with our Content & Media segment and a $0.4 million decrease in depreciation expense.

Technology and Development

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Technology and development	$47,996	$49,847	$(1,851)	(4)%
Technology and development expenses as a percentage of total segment technology and development expenses:
FTD	29.7%	27.7%
Content & Media	50.8%	52.8%
Communications	19.6%	19.5%

        The decrease in consolidated technology and development expenses was primarily due to a $2.0 million decrease in technology and development expenses associated with our Content & Media segment and a $0.4 million decrease in technology and development expenses associated with our Communications segment, partially offset by a $0.4 million increase in depreciation expense.

General and Administrative

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
General and administrative	$97,615	$104,369	$(6,754)	(6)%
General and administrative expenses as a percentage of total segment general and administrative expenses:
FTD	51.2%	45.1%
Content & Media	32.3%	37.0%
Communications	16.5%	17.9%

        The decrease in consolidated general and administrative expenses was due to a $5.0 million decrease in general and administrative expenses associated with our Content & Media segment, a $1.8 million decrease in general and administrative expenses associated with our Communications segment, an $0.8 million decrease in unallocated corporate expenses, and a $0.7 million decrease in depreciation expense. These decreases were partially offset by a $1.6 million increase in general and administrative expenses associated with our FTD segment.

Amortization of Intangible Assets

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$30,493	$30,455	$38	—%

        Consolidated amortization of intangible assets remained relatively flat for the year ended December 31, 2012, compared to the year ended December 31, 2011.

Acquisition-Related Contingent Consideration

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Acquisition-related contingent consideration	$(836)	$—	$(836)	N/A

        Acquisition-related contingent consideration was comprised of a $1.8 million reduction in fair value of the schoolFeed contingent consideration, partially offset by $1.0 million of interest expense related to such contingent consideration.

Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$91	$5,677	$(5,586)	(98)%

        Consolidated restructuring and other exit costs for the year ended December 31, 2012 primarily consisted of employee termination costs. Consolidated restructuring and other exit costs for the year ended December 31, 2011 primarily consisted of employee termination costs and, to a lesser extent, contract termination costs and facility closure costs.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Impairment of goodwill, intangible assets and long-lived assets	$26,910	$—	$26,910	N/A

        A goodwill and intangible asset impairment charge totaling $26.9 million was recorded in the quarter ended December 31, 2012 due to a material reduction in the fair value of the MyPoints reporting unit. See "Critical Accounting Policies, Estimates and Assumptions—Impairment of Goodwill" for additional information.

Interest Income

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Interest income	$1,310	$1,536	$(226)	(15)%

        The decrease in consolidated interest income was primarily due to a decrease in interest income on long-term receivables from FTD's technology system sales, partially offset by an increase in interest income due to higher average cash balances and interest rates at our India subsidiary.

Interest Expense

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Interest expense	$13,562	$23,075	$(9,513)	(41)%

        The decrease in consolidated interest expense was primarily due to a $6.1 million loss on extinguishment of debt, which was recorded in the year ended December 31, 2011 and, to a lesser extent, lower interest rates, as a result of the June 2011 refinancing of FTD's credit facility and lower amounts outstanding under the Credit Agreement as a result of repayments.

Other Income, Net

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Other income, net	$886	$2,643	$(1,757)	(66)%

        The decrease in consolidated other income, net, was primarily due to a non-income tax refund at our FTD segment during the year ended December 31, 2011, a decrease in gains associated with foreign currency exchange transactions and a decrease in gains on investments.

Provision for Income Taxes

	Year Ended December 31,
	2012	2011
	(in thousands, except percentages)
Provision for income taxes	$7,818	$23,676
Effective income tax rate	38.4%	31.4%

        The increase in the effective income tax rate was primarily due to greater tax benefits related to the release of reserves for uncertain tax positions recorded in the year ended December 31, 2011, compared to the year ended December 31, 2012.

FTD Segment Results

FTD Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages and average order value)
Products	$496,026	$471,885	$24,141	5%
Services	117,488	115,364	2,124	2%

Total FTD Revenues	$613,514	$587,249	$26,265	4%

Consumer orders	7,020	6,628	392	6%
Average order value	$61.26	$62.15	$(0.89)	(1)%

        Excluding the unfavorable impact of foreign currency exchange rates of $1.6 million due to a weaker British Pound versus the U.S. Dollar, FTD revenues increased by $27.9 million, or 5%. The increase was primarily due to a 6% increase in consumer orders, which was largely due to the Gifts Division of Flying Brands Limited, which was acquired in the second quarter of 2012. Partially offsetting this increase was a decrease in average order value primarily due to consumer orders generated by the Gifts Division of Flying Brands Limited, which have lower average order values than FTD's other consumer businesses.

FTD Cost of Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
FTD cost of revenues	$381,854	$367,232	$14,622	4%
FTD cost of revenues as a percentage of FTD revenues	62.2%	62.5%

        Excluding the favorable impact of foreign currency exchange rates of $1.1 million, cost of revenues increased by $15.7 million, or 4%, primarily due to an increase in consumer orders.

FTD Sales and Marketing

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
FTD sales and marketing	$104,756	$97,512	$7,244	7%
FTD sales and marketing expenses as a percentage of FTD revenues	17.1%	16.6%

        The increase in FTD sales and marketing expenses was primarily due to a $4.7 million increase in marketing costs in the consumer businesses primarily related to an increase in consumer order volume, an increase in consumer orders coming from higher cost marketing programs, as well as the addition of marketing costs related to the Gifts Division of Flying Brands Limited. Also contributing to the increase was a $1.8 million increase in marketing expenditures related to floral network clearinghouse order volume.

FTD Technology and Development

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
FTD technology and development	$11,437	$11,294	$143	1%
FTD technology and development expenses as a percentage of FTD revenues	1.9%	1.9%

        FTD technology and development expenses remained relatively flat for the year ended December 31, 2012, compared to the year ended December 31, 2011.

FTD General and Administrative

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
FTD general and administrative	$33,263	$31,675	$1,588	5%
FTD general and administrative expenses as a percentage of FTD revenues	5.4%	5.4%

        The increase in FTD general and administrative expenses was primarily due to a $0.9 million increase in legal costs and transaction-related costs of $0.5 million in connection with the acquisition of the Gifts Division of Flying Brands Limited.

FTD Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
FTD restructuring and other exit costs	$—	$876	$(876)	(100)%

        Restructuring and other exit costs for the year ended December 31, 2011 totaled $0.9 million and were associated with reductions in headcount.

Content & Media Segment Results

Content & Media Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages and ARPU)
Products	$3,646	$1,155	$2,491	216%
Services	95,119	123,992	(28,873)	(23)%
Advertising and other	54,731	60,328	(5,597)	(9)%

Total Content & Media Revenues	$153,496	$185,475	$(31,979)	(17)%

ARPU	$2.49	$2.59	$(0.10)	(4.0)%
Average pay accounts	3,174	3,992	(818)	(20)%

        Excluding the unfavorable impact of foreign currency exchange rates of $2.9 million due to a weaker Euro versus the U.S. Dollar, Content & Media revenues decreased by $29.0 million, or 16%. The decrease in Content & Media services revenues was the result of a 20% decrease in our average number of pay accounts. Excluding the unfavorable impact of foreign currency exchange rates, ARPU decreased by 1%. In addition, Content & Media advertising and other revenues decreased due to a decrease in revenues from our online loyalty marketing service as a result of a number of factors, including the loss of a major customer during the second half of 2011, as well as a decrease in revenues from our online nostalgia services business due to a decrease in active accounts for the international business, partially offset by an increase in revenues generated from the sale of gift cards. These decreases were partially offset by a $2.5 million increase in Content & Media products revenues primarily related to the sale of yearbook reprints. We anticipate that Content & Media pay accounts and revenues will continue to decline year over year, at least in the near term.

Content & Media Cost of Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$35,830	$33,796	$2,034	6%
Content & Media cost of revenues as a percentage of Content & Media revenues	23.3%	18.2%

        The increase in Content & Media cost of revenues was due to a $5.3 million increase in costs associated with the sale of gift cards and third-party merchandise, as well as a $0.9 million increase in costs associated with the sale of yearbook reprints. These increases were partially offset by a $2.2 million decrease in costs associated with points earned by members of our online loyalty marketing service, a $1.4 million decrease in credit card-related fees due to a decrease in pay accounts and a $0.6 million decrease in personnel- and overhead-related costs.

Content & Media Sales and Marketing

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$49,839	$59,063	$(9,224)	(16)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	32.5%	31.8%

        The decrease in Content & Media sales and marketing expenses was due to $5.5 million in marketing costs related to television advertising supporting the launch of the Memory Lane website in the year ended December 31, 2011, a $4.3 million decrease in personnel- and overhead-related costs and a $0.4 million decrease in costs to acquire new online loyalty marketing members. These decreases were partially offset by a $1.0 million increase in costs to acquire new online nostalgia members.

Content & Media Technology and Development

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media technology and development	$19,552	$21,530	$(1,978)	(9)%
Content & Media technology and development expenses as a percentage of Content & Media revenues	12.7%	11.6%

        The decrease in Content & Media technology and development expenses was the result of a decrease in personnel- and overhead-related costs as a result of reduced headcount in 2012.

Content & Media General and Administrative

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media general and administrative	$21,003	$26,020	$(5,017)	(19)%
Content & Media general and administrative expenses as a percentage of Content & Media revenues	13.7%	14.0%

        The decrease in Content & Media general and administrative expenses was due to a $3.3 million decrease in legal settlement costs, a $2.3 million decrease in personnel- and overhead-related costs and a $0.3 million decrease in bad debt expense. These decreases were partially offset by $0.5 million of transaction-related costs incurred in the year ended December 31, 2012 in connection with the schoolFeed acquisition and a $0.4 million increase in professional fees.

Content & Media Acquisition-Related Contingent Consideration

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media acquisition-related contingent consideration	$(836)	$—	$(836)	N/A

        Content & Media acquisition-related contingent consideration was comprised of a $1.8 million decrease in fair value of the schoolFeed contingent consideration, partially offset by $1.0 million of interest expense related to such contingent consideration.

Content & Media Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media restructuring and other exit costs (benefits)	$(14)	$1,616	$(1,630)	(101)%

        Content & Media restructuring and other exit costs for the year ended December 31, 2011 were primarily related to employee termination costs associated with a reduction in headcount during the fourth quarter of 2011.

Content & Media Impairment of Goodwill, Intangible Assets and Long-Lived Assets

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media impairment of goodwill, intangible assets and long-lived assets	$26,910	$—	$26,910	N/A

        A goodwill and intangible asset impairment charge totaling $26.9 million was recorded in the quarter ended December 31, 2012 due to a material reduction in the fair value of the MyPoints reporting unit. See "Critical Accounting Policies, Estimates and Assumptions—Impairment of Goodwill" for additional information.

Communications Segment Results

Communications Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages and ARPU)
Products	$3,011	$—	$3,011	N/A
Services	78,089	100,770	(22,681)	(23)%
Advertising	24,342	25,762	(1,420)	(6)%

Total Communications Revenues	$105,442	$126,532	$(21,090)	(17)%

ARPU	$8.90	$9.14	$(0.24)	(3)%
Average number of dial-up Internet access pay accounts	418	583	(165)	(28)%

        The decrease in Communications services revenues was primarily due to a 28% decrease in our average number of dial-up Internet access pay accounts, partially offset by an increase in the number of NetZero 4G mobile broadband service accounts, as well as a 3% decrease in ARPU. The decrease in ARPU was attributable to a higher percentage of pay accounts on lower-priced or discounted subscription plans or services. The decrease in Communications advertising revenues was primarily due to the decrease in active accounts. These decreases were partially offset by $3.0 million in Communications products revenues related to the sale of NetZero 4G mobile broadband service devices. We anticipate that Communications pay accounts and revenues will continue to decline year over year, at least in the near term.

Communications Cost of Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Communications cost of revenues	$33,883	$33,442	$441	1%
Communications cost of revenues as a percentage of Communications revenues	32.1%	26.4%

        The increase in Communications cost of revenues was due to $5.6 million of costs associated with the launch of our NetZero 4G mobile broadband service in the first quarter of 2012 and a $1.2 million inventory markdown in the quarter ended December 31, 2012 related to the NetZero 4G mobile broadband service devices. These increases were partially offset by a $2.5 million decrease in telecommunications, customer support and billing-related costs due to a decrease in dial-up Internet access accounts, a $1.5 million decrease in costs associated with our DSL service, a $0.9 million decrease in costs associated with our email, Internet security and web hosting services, an $0.8 million decrease in personnel- and overhead-related costs, and an $0.8 million decrease in advertising costs. We anticipate that Communications cost of revenues will increase in 2013 as compared to 2012 due to the costs that will be incurred in connection with the NetZero 4G mobile broadband service.

Communications Sales and Marketing

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Communications sales and marketing	$18,188	$10,009	$8,179	82%
Communications sales and marketing expenses as a percentage of Communications revenues	17.2%	7.9%

        The increase in Communications sales and marketing expenses was attributable to $12.1 million in marketing costs associated with the promotion of our NetZero 4G mobile broadband service in the year ended December 31, 2012. This increase was partially offset by a $2.4 million decrease in advertising, promotion and distribution costs primarily related to our dial-up Internet access services and a $1.5 million decrease in personnel- and overhead-related costs. We anticipate that Communications sales and marketing costs will decrease in 2013 as compared to 2012 primarily due to a decline in advertising costs for the NetZero 4G mobile broadband service.

Communications Technology and Development

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Communications technology and development	$7,532	$7,932	$(400)	(5)%
Communications technology and development expenses as a percentage of Communications revenues	7.1%	6.3%

        The decrease in Communications technology and development expenses was due to a decrease in personnel- and overhead-related costs as a result of reduced headcount.

Communications General and Administrative

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Communications general and administrative	$10,718	$12,554	$(1,836)	(15)%
Communications general and administrative expenses as a percentage of Communications revenues	10.2%	9.9%

        The decrease in Communications general and administrative expenses was primarily due to a decrease in personnel- and overhead-related costs as a result of reduced headcount.

Communications Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$(8)	$1,399	$(1,407)	(101)%

        Communications restructuring and other exit costs for the year ended December 31, 2011 were primarily related to employee termination costs associated with a reduction in headcount and, to a lesser extent, contract termination and facility exit costs.

Unallocated Corporate Expenses

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Unallocated corporate expenses	$29,158	$31,644	$(2,486)	(8)%

        The decrease in unallocated corporate expenses, excluding depreciation and amortization of intangible assets, was primarily due to a $4.9 million decrease in personnel- and overhead-related costs and a $1.7 million decrease in restructuring and other exit costs, partially offset by $4.1 million of transaction-related costs in connection with the Strategic Transactions.

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

Cost of Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Cost of revenues	$446,275	$431,085	$15,190	4%
Cost of revenues as a percentage of total segment cost of revenues:
FTD	84.5%	81.9%
Content & Media	7.8%	8.7%
Communications	7.7%	9.4%

        The increase in consolidated cost of revenues was due to a $23.2 million increase in cost of revenues associated with our FTD segment and a $0.6 million increase in depreciation and amortization expense. These increases were partially offset by a $6.1 million decrease in cost of revenues associated with our Communications segment and a $2.6 million decrease in cost of revenues associated with our Content & Media segment.

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

Technology and Development

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Technology and development	$49,847	$54,517	$(4,670)	(9)%
Technology and development expenses as a percentage of total segment technology and development expenses:
FTD	27.7%	24.6%
Content & Media	52.8%	48.3%
Communications	19.5%	27.1%

        The decrease in consolidated technology and development expenses was primarily related to a $4.4 million decrease in technology and development expenses associated with our Communications segment and, to a lesser extent, a $0.4 million decrease in technology and development expenses associated with our Content & Media segment.

General and Administrative

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
General and administrative	$104,369	$111,471	$(7,102)	(6)%
General and administrative expenses as a percentage of total segment general and administrative expenses:
FTD	45.1%	45.3%
Content & Media	37.0%	32.9%
Communications	17.9%	21.9%

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

        Consolidated restructuring and other exit costs for the year ended December 31, 2011 primarily consisted of employee termination costs and, to a lesser extent, contract termination costs and facility closure costs. Consolidated restructuring and other exit costs for the year ended December 31, 2010 primarily consisted of employee termination costs, facility closures and relocation costs and, to a lesser extent, contract termination costs. At December 31, 2011, accrued restructuring and other exit costs totaled $4.2 million, which was paid over the next 12 months.

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

        The increase in consolidated other income, net, was primarily due to a $1.1 million non-income tax refund at our FTD segment during the year ended December 31, 2011, as well as an increase in realized and unrealized gains related to forward foreign currency exchange contracts.

Provision for Income Taxes

	Year Ended December 31,
	2011	2010
	(in thousands, except percentages)
Provision for income taxes	$23,676	$36,228
Effective income tax rate	31.4%	40.3%

        The decrease in the effective income tax rate was primarily due to the benefit of higher year-over-year discrete income tax benefits and reduced expense related to non-deductible stock-based compensation.

FTD Segment Results

FTD Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages and average order value)
Products	$471,885	$434,035	$37,850	9%
Services	115,364	119,641	(4,277)	(4)%
Advertising	—	900	(900)	(100)%

Total FTD Revenues	$587,249	$554,576	$32,673	6%

Consumer orders	6,628	6,361	267	4%
Average order value	$62.15	$59.72	$2.43	4%

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

        Excluding the unfavorable impact of foreign currency exchange rates of $3.9 million, FTD cost of revenues increased by $19.4 million, or 6%, compared to the prior-year period primarily due to higher consumer orders. Cost of revenues as a percentage of revenues was negatively impacted by higher discounts, as discussed above, increased shipping costs and a decrease in post-transaction sales, which have minimal cost of revenues.

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

Content & Media Segment Results

Content & Media Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages and ARPU)
Products	$1,155	$—	$1,155	N/A
Services	123,992	134,055	(10,063)	(8)%
Advertising and other	60,328	67,589	(7,261)	(11)%

Total Content & Media Revenues	$185,475	$201,644	$(16,169)	(8)%

ARPU	$2.59	$2.38	$0.21	9%
Average pay accounts	3,992	4,693	(701)	(15)%

        The decrease in Content & Media services revenues was a result of a 15% decrease in our average number of pay accounts for the year ended December 31, 2011 compared to the year ended December 31, 2010, partially offset by a 9% increase in ARPU. The increase in ARPU was primarily attributable to an overall decrease in the percentage of pay accounts on discounted plans and a higher percentage of domestic pay accounts on shorter-term subscription plans, which have higher ARPUs. In addition, Content & Media advertising and other revenues decreased due to a decrease in segment active accounts and a decrease in available inventory on the Classmates website, as well as a decrease in advertising and other revenues generated by our online loyalty marketing service due to a number of factors, including the loss of a major customer. These decreases were partially offset by $1.2 million in products revenues generated in the year ended December 31, 2011.

Content & Media Cost of Revenues

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$33,796	$36,378	$(2,582)	(7)%
Content & Media cost of revenues as a percentage of Content & Media revenues	18.2%	18.0%

        The decrease in Content & Media cost of revenues was primarily due to a $1.8 million decrease in costs associated with points earned by members of our online loyalty marketing service, a $1.7 million decrease in personnel- and overhead-related costs, and a $0.8 million decrease in credit card-related fees due to a decrease in pay accounts. These decreases were partially offset by a $1.5 million increase in costs related to the sale of gift cards and third-party merchandise, as well as $0.3 million in costs associated with the sale of yearbook reprints recorded in the year ended December 31, 2011.

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

Content & Media Technology and Development

	Year Ended December 31,		Change
	2011	2010	$	%
	(in thousands, except percentages)
Content & Media technology and development	$21,530	$21,939	$(409)	(2)%
Content & Media technology and development expenses as a percentage of Content & Media revenues	11.6%	10.9%

        The decrease in Content & Media technology and development expenses was the result of a decrease in personnel- and overhead-related costs as a result of reduced headcount.

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

        The decrease in Communications cost of revenues was due to a $3.4 million decrease in telecommunications, customer support and billing-related costs due to the decrease in the number of dial-up Internet access accounts, a $1.0 million decrease in costs associated with our DSL services and a $1.6 million decrease in costs associated with our email, Internet security and web hosting services.

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

        In connection with the FTD acquisition in August 2008, UNOLA Corp., which was then an indirect wholly-owned subsidiary of United Online, Inc., and which subsequently merged into FTD Group, Inc., entered into a $425 million senior secured credit agreement with Wells Fargo Bank, National Association, as Administrative Agent (the "2008 Credit Agreement"), consisting of (i) a term loan A facility of $75 million, (ii) a term loan B facility of $300 million, and (iii) a revolving credit facility of up to $50 million. On June 10, 2011, FTD Group, Inc. entered into the Credit Agreement to refinance the 2008 Credit Agreement. The Credit Agreement provides FTD Group, Inc. with a $315 million senior secured credit facility consisting of (i) a $265 million seven-year term loan (the "Term Loan") and (ii) a $50 million five-year revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"), and certain other financial accommodations, including letters of credit.

        On June 10, 2011, FTD Group, Inc. repaid in full all outstanding indebtedness under the 2008 Credit Agreement. No penalties were paid in connection with such repayment. The repayment of obligations under the 2008 Credit Agreement was financed with the proceeds of the $265 million of term loan borrowings under the Credit Agreement and FTD's available cash. No funds were borrowed under the Revolving Credit Facility at closing or through December 31, 2012.

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

        The interest rates on both the Term Loan and the Revolving Credit Facility are either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the Term Loan and step downs in the LIBOR margin on the Revolving Credit Facility depending on FTD's net leverage ratio). In addition, there is a commitment fee, which is currently equal to 0.45% per annum (with additional step-downs in the commitment fee depending on FTD's net leverage ratio), on the unused portion of the Revolving Credit Facility. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that require, among other things, FTD to maintain compliance with a maximum net leverage ratio and a minimum fixed-charge coverage ratio, and impose restrictions and limitations on, among other things, capital expenditures, investments, dividends, asset sales, and incurrence of additional debt or liens by Holdings, FTD Group, Inc. and their subsidiaries. The Credit Agreement also provides for an additional $100 million in borrowing, subject to certain conditions, including compliance with covenants and approval by the lender group.

        Our total cash and cash equivalents balance increased by $0.3 million to $136.4 million at December 31, 2012, compared to $136.1 million at December 31, 2011. Our summary cash flows for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$85,158	$111,117	$143,803
Net cash used for investing activities	$(31,070)	$(27,241)	$(31,756)
Net cash used for financing activities	$(54,787)	$(46,150)	$(125,113)

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

        Net cash provided by operating activities decreased by $26.0 million, or 23%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in working capital, including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, impairment of goodwill, intangible assets and long-lived assets, and deferred taxes. The decrease in net cash provided by operating activities was due to a $39.2 million decrease in net income. This decrease was partially offset by a $5.9 million increase in non-cash items, which consisted of a $26.9 million goodwill and intangible asset impairment charge, an $11.5 million decrease in deferred taxes, a $6.1 million loss on extinguishment of debt related to the refinancing of the 2008 Credit Agreement in June 2011 and, to a lesser extent, lower stock-based compensation. Additionally, net cash provided by operating activities was impacted by a $7.3 million favorable change in working capital. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities increased by $3.8 million, or 14%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase was primarily due to $11.4 million of cash paid for the acquisitions of schoolFeed, Inc. and the Gifts Division of Flying Brands Limited during the year ended December 31, 2012. This increase was partially offset by a $6.7 million decrease in cash paid for purchases of property and equipment and a $1.1 million decrease in cash paid for purchases of rights, content and intellectual property related to our online nostalgia services. In April 2012, we completed the acquisition of the Gifts Division of Flying Brands Limited and paid $3.9 million in cash upon closing. In June 2012, we completed the acquisition of schoolFeed for $7.5 million in cash upon closing and a maximum of $27.5 million of contingent consideration payments payable upon the achievement of certain performance objectives. The contingent consideration will be measured based on three annual earnout periods ending June 30, 2013, 2014 and 2015 and will be paid out on an annual basis shortly after the closing of each annual earnout period.

        Capital expenditures for the year ended December 31, 2012 totaled $17.8 million. At December 31, 2012, we had $3.0 million of property and equipment that was not yet paid for and was included in accounts payable and other liabilities in the consolidated balance sheets. We currently anticipate that our total capital expenditures for 2013 will be in the range of $21 million to $25 million, which includes the aforementioned $3.0 million of purchases on account at December 31, 2012. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $8.6 million, or 19%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. In June 2011, we refinanced the 2008 Credit Agreement and, in connection with the refinancing, we received net proceeds of $261.3 million, which along with FTD's available cash, were used to repay the outstanding balance on the 2008 Credit Agreement of $264.6 million. In the year ended December 31, 2012, we repaid $17.7 million on the outstanding Credit Agreement. In addition, repurchases of common stock for the year ended December 31, 2012 decreased by $5.1 million, compared to the year ended December 31, 2011.

        The payment of dividends and dividend equivalents is a cash outflow from financing activities. In January, April, August, and October 2012, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The dividends were paid on February 29, 2012, May 31, 2012, August 31, 2012, and November 30, 2012 and totaled $9.3 million, $9.4 million, $9.4 million, and $9.4 million, respectively, including dividend equivalents paid on nonvested restricted stock units. In January 2013, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend was February 14, 2013 and the dividend, which totaled $9.4 million, including dividend equivalents paid on nonvested restricted stock units, was paid on February 28, 2013. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, we repurchased a total of $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013. We did not make any repurchases under the Program during the year ended December 31, 2012 and, at December 31, 2012, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units and stock awards we grant to employees. In general, we currently do not collect the applicable required employee withholding taxes from employees upon vesting of restricted stock units and upon the issuance of stock awards. Instead, we automatically withhold, from the restricted stock units that vest and the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due. We then pay the applicable withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the year ended December 31, 2012 and 2011 were $2.6 million and $7.7 million, respectively, for which we withheld 0.5 million and 1.2 million shares of common stock, respectively, that were underlying the restricted stock units which vested. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting and stock awards being issued during the period.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least for the next twelve months. If we complete the FTD Spin-Off Transaction, we will be a substantially smaller company than we were prior to the FTD Spin-Off Transaction, and we anticipate that our consolidated cash flows will be substantially smaller when compared to periods prior to the FTD Spin-Off Transaction. We may use our existing cash balances and future cash generated from operations to fund, among other things, both contractual payments and optional prepayments on the outstanding balance under the Credit Agreement; dividend payments, if declared by United Online, Inc.'s Board of Directors; the development and/or acquisition of other services, businesses or technologies; the repurchase of our common stock underlying restricted stock units and stock awards to pay the required employee withholding taxes due on vested restricted stock units and stock awards issued; the repurchase of our common stock under the Program; future capital expenditures; and future acquisitions of intangible assets, including rights, content and intellectual property.

        Under the terms of the Credit Agreement, FTD Group, Inc., a subsidiary of United Online, Inc., is generally restricted from transferring funds and other assets to United Online, Inc., with certain exceptions including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations) which may be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the Credit Agreement are satisfied. These restrictions have resulted in restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group, Inc. and its subsidiaries totaling $277.6 million, including cash of $67.3 million, at December 31, 2012. In May 2012, FTD Group, Inc. made a voluntary debt prepayment of $17.0 million on the outstanding borrowings under the Credit Agreement, which has eliminated all future scheduled mandatory principal payments. The Credit Agreement also includes provisions which require us to make debt prepayments in the event that we generate consolidated excess cash flow and the net leverage ratio is higher than a threshold level, as defined in the Credit Agreement, on an annual basis commencing in April 2013 for fiscal year 2012. The excess cash flow payment due in April 2013 is $10.9 million. The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital, as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to fulfill our debt service obligations, at least in the next twelve months. FTD Group, Inc. was in compliance with all covenants under the Credit Agreement at December 31, 2012.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, developing new or enhancing existing services or products, repurchasing our common stock, acquiring other services, businesses or technologies or funding significant capital expenditures and/or purchases of intangible assets, including rights, content and intellectual property, and have a material adverse effect on our business, financial position, results of operations, and cash flows, as well as impair our ability to pay future dividends and our ability to service our debt obligations. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or any debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

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

        Net cash used for investing activities decreased by $4.5 million, or 14%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease was primarily due to a $2.7 million decrease in cash paid for purchases of property and equipment and a $1.4 million decrease in cash paid for purchases of rights, content and intellectual property related to our online nostalgia services business.

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

Fair Value Measurements

        We measure our contingent consideration liability at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. At December 31, 2012, the fair value of the contingent consideration related to the schoolFeed acquisition was estimated at $8.6 million, which is approximately 97% of total liabilities measured at fair value on a recurring basis. The fair value of the contingent consideration was estimated using a Monte-Carlo simulation based on estimated probabilities of U.S. and other target market daily registrations; mean growth rates (59)% to 51% for U.S. registrations and (60)% to 51% for other target market registrations, each with a standard deviation of 50%, during the three annual earnout periods ending June 30, 2013, 2014 and 2015; an estimated rate of conversion of new subscribers to pay accounts; and a discount rate of 18.2%. We recognized a gain of $0.8 million in the year ended December 31, 2012 related to changes in the estimated fair value of the contingent consideration. Changes to one or multiple inputs to the Monte-Carlo simulation, including the discount rate, growth rates, volatility rates, the estimated number of daily registrations, and the estimated rate of conversion of new subscribers to pay accounts, could significantly impact the estimated fair value of the contingent consideration. We review and reassess the estimated fair value of the contingent consideration on a quarterly basis, and future fair value estimates could differ from the initial estimate.

Contractual Obligations

        Contractual obligations at December 31, 2012 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest	$310,606	$22,516	$22,793	$24,394	$240,903
Member redemption liability	21,479	17,157	4,322	—	—
Noncancelable operating leases	24,840	11,688	8,828	3,793	531
Contingent consideration	8,561	3,899	4,662	—	—
Purchase obligations	14,709	12,684	2,025	—	—
Other liabilities	2,601	1,056	833	204	508

Total	$382,796	$69,000	$43,463	$28,391	$241,942

        At December 31, 2012, we had liabilities for uncertain tax positions totaling $5.3 million, of which $0.2 million was included in other liabilities in the contractual obligations table above and, at December 31, 2012, was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

        Commitments under letters of credit at December 31, 2012 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Year to Less than 5 Years	More than 5 Years
Letters of credit	$1,731	$1,553	$16	$—	$162

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

Off-Balance Sheet Arrangements

        At December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        Testing Indefinite-Lived Intangible Assets for Impairment—In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, as codified in ASC 350. The amendments in this update allow an entity to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity choosing to perform the qualitative assessment would need to identify and consider those events and circumstances that, individually or in the aggregate, most significantly affect an indefinite-lived intangible asset's fair value. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this update are effective for annual and interim impairment tests of indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. We perform our annual impairment assessment in the fourth quarter and adopted this update in the quarter ended December 31, 2012. The adoption of this update did not have a material impact on our consolidated financial statements.

        Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income—In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, as codified in ASC 220. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012. We do not expect this update to have a material impact on our consolidated financial statements.

Inflation

        Inflation did not have a material impact on our consolidated revenues and results of operations during the years ended December 31, 2012, 2011 and 2010, and we do not currently anticipate that inflation will have a material impact on our consolidated revenues and results of operations for the year ending December 31, 2013.

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

Foreign Currency Exchange Risk

        We transact business in foreign currencies, and we are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound ("GBP"), the Euro ("EUR") and the Indian Rupee ("INR") and, to a much lesser extent, the Swedish Krona ("SEK"), the Swiss Franc ("CHF") and the Canadian Dollar ("CAD"), which may result in gains or losses reported in our results of operations. The volatilities in GBP, EUR, INR, SEK, CHF, and CAD (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the consolidated balance sheets. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the exchange rate trend in currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and net income. A 10% adverse change in overall foreign currency exchange rates over an entire year would not have a material impact on estimated annual revenues or estimated annual income before income taxes. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income, net, in the consolidated statements of operations.

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At December 31, 2012, the notional value of open forward foreign currency exchange contracts accounted for as net investment and cash flow hedges totaled $1.9 million and $2.0 million, respectively.

        Periodically, we enter into forward foreign currency exchange contracts which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At December 31, 2012, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $3.5 million. We may, in the future, also use other derivative financial instruments, if it is determined that such hedging activities are appropriate to reduce risk.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2012, the Company's internal control over financial reporting was effective. Management has excluded from its assessment of internal control over financial reporting at December 31, 2012 the internal control over financial reporting of the Gifts Division of Flying Brands Limited, including the Flying Flowers, Flowers Direct and Drake Algar businesses, because these businesses were acquired by the Company on April 30, 2012. The total assets and total revenues of these excluded businesses represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2012. Management also has excluded from its assessment of internal control over financial reporting at December 31, 2012 the internal control over financial reporting of the schoolFeed business because schoolFeed was acquired by the Company on June 8, 2012. The total assets and total revenues of the schoolFeed business represent 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

        The Company's internal control over financial reporting at December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is included under the following captions in our definitive proxy statement relating to our 2013 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012 and is incorporated herein by reference: "Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors"; "Executive Compensation and Other Information"; and "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is included under the following captions in our definitive proxy statement relating to our 2013 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012 and is incorporated herein by reference: "Compensation Discussion and Analysis"; "Summary Compensation Table"; "Grants of Plan-Based Awards"; "Outstanding Equity Awards at Fiscal Year-End"; "Option Exercises and Stock Vested"; "Director Summary Compensation Table"; "Compensation Committee Interlocks and Insider Participation"; and "Compensation Committee Report".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is included under the following captions in our definitive proxy statement relating to our 2013 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012 and is incorporated herein by reference: "Equity Compensation Plan Information" and "Ownership of Securities".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is included under the following captions in our definitive proxy statement relating to our 2013 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012 and is incorporated herein by reference: "Board Committees and Meetings" and "Related-Party Transactions".

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is included under the caption "Proposal Two: Ratification of Independent Registered Public Accounting Firm" in our definitive proxy statement relating to our 2013 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012 and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report:

        All other schedules have been omitted because the information required to be set forth therein is not applicable, not required or is shown in the consolidated financial statements or notes related thereto.

    3.
    Exhibits:

  (b)
  Exhibits

        See the Exhibit Index following the signature page to this Annual Report on Form 10-K for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2013.

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

Signature	Title	Date

/s/ MARK R. GOLDSTON Mark R. Goldston	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer and Director)	March 4, 2013
/s/ NEIL P. EDWARDS Neil P. Edwards	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2013
/s/ JAMES T. ARMSTRONG James T. Armstrong	Director	March 4, 2013
/s/ ROBERT BERGLASS Robert Berglass	Director	March 4, 2013
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	March 4, 2013

Signature	Title	Date

/s/ DENNIS HOLT Dennis Holt	Director	March 4, 2013
/s/ HOWARD G. PHANSTIEL Howard G. Phanstiel	Director	March 4, 2013
/s/ CAROL A. SCOTT Carol A. Scott	Director	March 4, 2013

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

Incorporated by Reference to
Filed with this Form 10-K
No.		Exhibit Description		Form	File No.	Date Filed
2.1		Agreement and Plan of Merger, dated April 30, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
2.2		Amendment No. 1 to Agreement and Plan of Merger, dated July 16, 2008, among United Online, Inc., UNOLA Corp. and FTD Group, Inc.		S-4/A	333-151998	7/22/2008
3.1		Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2		Amended and Restated Bylaws		10-K	000-33367	3/1/2007
10.1	*	Form of Indemnification Agreement		10-Q	000-33367	11/10/2008
10.2	*	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	*	FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008		10-Q	000-33367	11/10/2008
10.4	*	2010 Incentive Compensation Plan		10-Q	000-33367	8/6/2010
10.5	*	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan and 2001 Supplemental Stock Incentive Plan		10-Q	000-33367	8/8/2005

Incorporated by Reference to
Filed with this Form 10-K
No.		Exhibit Description		Form	File No.	Date Filed
10.6	*

Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan, 2001 Supplemental Stock Incentive Plan and FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008

				10-K	000-33367	2/27/2009
10.7	*

Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan, 2001 Supplemental Stock Incentive Plan and FTD Group, Inc. 2005 Equity Incentive Award Plan, Amended and Restated as of October 29, 2008

				10-K	000-33367	2/27/2009
10.8	*	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	5/12/2008
10.9	*	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.10	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—initial grant)		10-K	000-33367	2/28/2011
10.11	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—annual grant)		10-K	000-33367	2/28/2011
10.12	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (officers)		10-K	000-33367	2/28/2011
10.13	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (employees)		10-K	000-33367	2/28/2011
10.14	*	Form of Stock Option Agreement for 2010 Incentive Compensation Plan (officers version I)		10-K	000-33367	2/28/2011
10.15	*	Form of Stock Option Agreement for 2010 Incentive Compensation Plan (officers version II)		10-K	000-33367	2/28/2011
10.16	*	Amended and Restated United Online, Inc. Severance Benefit Plan		10-Q	000-33367	5/4/2012
10.17	*	Employment Agreement between the Registrant and Mark R. Goldston		10-K	000-33367	2/28/2011
10.18	*	Employment Agreement between the Registrant and Paul E. Jordan		10-K	000-33367	2/28/2011
10.19	*	Amendment to Employment Agreement between the Registrant and Paul E. Jordan	X		000-33367	3/4/2013

Incorporated by Reference to
Filed with this Form 10-K
No.		Exhibit Description		Form	File No.	Date Filed
10.20	*	Employment Agreement between the Registrant and Frederic A. Randall, Jr.		10-K	000-33367	2/28/2011
10.21	*	Post-Employment Consulting Agreement and General Release between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	5/4/2012
10.22	*	Employment Agreement between the Registrant and Robert J. Taragan		10-K	000-33367	2/28/2011
10.23	*	Amendment to Employment Agreement between the Registrant and Robert J. Taragan		8-K	000-33367	1/25/2013
10.24	*	Employment Agreement between FTD Group, Inc. and Robert S. Apatoff		10-K	000-33367	2/28/2011
10.25	*	Amendment to Employment Agreement between FTD Group, Inc. and Robert S. Apatoff		8-K	000-33367	1/25/2013
10.26	*	Employment Agreement between the Registrant and Charles B. Ammann		10-K	000-33367	2/28/2011
10.27	*	Amendment to Employment Agreement between the Registrant and Charles B. Ammann	X		000-33367	3/4/2013
10.28	*	Employment Agreement between Memory Lane, Inc. (f/k/a Classmates Online, Inc.) and Harold A. Zeitz		10-K	000-33367	2/28/2011
10.29	*	Amendment to Employment Agreement between Memory Lane, Inc. (f/k/a Classmates Online, Inc.) and Harold A. Zeitz		8-K	000-33367	1/25/2013
10.30	*	Employment Agreement between the Registrant and Neil P. Edwards		10-Q	000-33367	11/7/2011
10.31	*	Amendment to Employment Agreement between the Registrant and Neil P. Edwards		8-K	000-33367	1/25/2013
10.32	*	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Mark R. Goldston		8-K	000-33367	12/30/2008
10.33	*	Restricted Stock Unit Issuance Agreement Amendment Agreement between United Online, Inc. and Mark R. Goldston		8-K	000-33367	12/30/2008
10.34	*	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Frederic A. Randall, Jr.		8-K	000-33367	12/30/2008

Incorporated by Reference to
Filed with this Form 10-K
No.		Exhibit Description		Form	File No.	Date Filed
10.35	*	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Paul E. Jordan		10-K	000-33367	2/27/2009
10.36	*	Restricted Stock Unit Issuance Agreement(s) Amendment Agreement between United Online, Inc. and Robert J. Taragan		10-K	000-33367	2/27/2009
10.37	*	2012 Management Bonus Plan		10-Q	000-33367	5/4/2012
10.38		Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.39

Credit Agreement, dated as of June 10, 2011, by and among FTD Group, Inc., a Delaware corporation, the financial institutions party thereto from time to time as lenders, Wells Fargo Securities, LLC, as sole lead arranger and sole book runner, and Wells Fargo Bank, National Association

				8-K	000-33367	6/16/2011
21.1		List of Subsidiaries	X		000-33367	3/4/2013
23.1		Consent of Independent Registered Public Accounting Firm	X		000-33367	3/4/2013
24.1		Power of Attorney (see signature page of this Annual Report on Form 10-K)	X		000-33367	3/4/2013
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/4/2013
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/4/2013
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/4/2013
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	3/4/2013
101.INS		XBRL Instance Document	X		000-33367	3/4/2013
101.SCH		XBRL Taxonomy Extension Schema Document	X		000-33367	3/4/2013
101.CAL		XBRL Taxonomy Calculation Linkbase Document	X		000-33367	3/4/2013
101.LAB		XBRL Taxonomy Label Linkbase Document	X		000-33367	3/4/2013

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	3/4/2013
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	3/4/2013

*
Indicates a management contract or compensatory plan or arrangement.

UNITED ONLINE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of United Online, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of United Online, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded the Gifts Division of Flying Brands Limited, including the Flying Flowers, Flowers Direct and Drake Algar businesses, from its assessment of internal control over financial reporting as of December 31, 2012 because these businesses were acquired by the Company in a purchase business combination during 2012. We have also excluded the Flying Flowers, Flowers Direct and Drake Algar businesses from our audit of internal control over financial reporting. The total assets and total revenues of these excluded businesses represented less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

        As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded the schoolFeed business from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination during 2012. We have also excluded the schoolFeed business from our audit of internal control over financial reporting. The total assets and total revenues of the schoolFeed business represented 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
March 4, 2013

UNITED ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$136,444	$136,105
Accounts receivable, net of allowance for doubtful accounts of $10,853 and $10,521 at December 31, 2012 and 2011, respectively	43,721	43,177
Inventories, net	16,116	8,832
Deferred tax assets, net	12,279	15,587
Other current assets	14,483	24,065

Total current assets	223,043	227,766
Property and equipment, net	57,877	62,460
Goodwill	452,042	458,818
Intangible assets, net	216,437	234,461
Other assets	13,585	12,852

Total assets	$962,984	$996,357

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$80,543	$66,818
Accrued liabilities	45,555	52,681
Member redemption liability	17,157	17,934
Deferred revenue	47,556	56,047
Current portion of long-term debt	10,856	2,650

Total current liabilities	201,667	196,130
Member redemption liability	4,322	4,519
Deferred revenue	2,025	1,868
Long-term debt, net of discounts	233,144	258,474
Deferred tax liabilities, net	31,896	44,098
Other liabilities	14,179	11,133

Total liabilities	487,233	516,222

Commitments and contingencies (see Note 14)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.0001 par value; 300,000 shares authorized; 91,092 and 89,423 shares issued and outstanding at December 31, 2012 and 2011, respectively	9	9
Additional paid-in capital	500,968	496,868
Accumulated other comprehensive loss	(28,133)	(35,393)
Retained earnings	2,907	18,651

Total stockholders' equity	475,751	480,135

Total liabilities and stockholders' equity	$962,984	$996,357

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Products	$502,683	$473,040	$434,035
Services	368,200	424,645	486,518

Total revenues	870,883	897,685	920,553
Operating expenses:
Cost of revenues—products	374,438	352,207	327,963
Cost of revenues—services	90,057	94,068	103,122
Sales and marketing	172,393	166,760	175,865
Technology and development	47,996	49,847	54,517
General and administrative	97,615	104,369	111,471
Amortization of intangible assets	30,493	30,455	32,110
Acquisition-related contingent consideration	(836)	—	—
Restructuring and other exit costs	91	5,677	2,815
Impairment of goodwill, intangible assets and long-lived assets	26,910	—	—

Total operating expenses	839,157	803,383	807,863

Operating income	31,726	94,302	112,690
Interest income	1,310	1,536	1,673
Interest expense	(13,562)	(23,075)	(24,900)
Other income, net	886	2,643	452

Income before income taxes	20,360	75,406	89,915
Provision for income taxes	7,818	23,676	36,228

Net income	$12,542	$51,730	$53,687

Income allocated to participating securities	(1,225)	(1,993)	(3,233)

Net income attributable to common stockholders	$11,317	$49,737	$50,454

Basic net income per common share	$0.13	$0.56	$0.58

Shares used to calculate basic net income per common share	90,469	88,478	86,429

Diluted net income per common share	$0.12	$0.56	$0.58

Shares used to calculate diluted net income per common share	90,564	88,631	87,062

Dividends paid per common share	$0.40	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$12,542	$51,730	$53,687
Other comprehensive income (loss):
Cash flow hedges:
Changes in net losses on derivatives, net of tax of $(560) and $(71) for the years ended December 31, 2012 and 2011, respectively	(872)	(117)	—
Derivative settlement losses reclassified into earnings, net of tax of $(108) for the year ended December 31, 2012	176	—	—
Other hedges:
Changes in net gains (losses) on derivatives, net of tax of $(74) and $79 for the years ended December 31, 2012 and 2011, respectively	(115)	128	—
Foreign currency translation	8,071	(1,776)	(6,665)

Other comprehensive income (loss)	7,260	(1,765)	(6,665)

Comprehensive income	$19,802	$49,965	$47,022

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2009	84,958	$8	$518,580	$(26,963)	$(58,974)	$432,651
Exercises of stock options	528	—	1,698	—	—	1,698
Issuance of common stock through employee stock purchase plans	976	—	4,440	—	—	4,440
Vesting of restricted stock units	2,445	1	(1)	—	—	—
Repurchases of common stock	(2,162)	—	(20,565)	—	—	(20,565)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(36,966)	—	—	(36,966)
Change in dividend equivalents payable on restricted stock units	—	—	138	—	—	138
Stock-based compensation	—	—	27,043	—	—	27,043
Tax shortfalls from equity awards	—	—	(980)	—	—	(980)
Other comprehensive loss	—	—	—	(6,665)	—	(6,665)
Net income	—	—	—	—	53,687	53,687

Balance at December 31, 2010	86,745	9	493,387	(33,628)	(5,287)	454,481
Exercises of stock options	21	—	37	—	—	37
Issuance of common stock through employee stock purchase plans	827	—	3,907	—	—	3,907
Vesting of restricted stock units	1,830	—	—	—	—	—
Repurchases of common stock	—	—	(7,743)	—	—	(7,743)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(9,141)	—	(27,792)	(36,933)
Change in dividend equivalents payable on restricted stock units	—	—	174	—	—	174
Stock-based compensation	—	—	17,213	—	—	17,213
Tax shortfalls from equity awards	—	—	(966)	—	—	(966)
Other comprehensive loss	—	—	—	(1,765)	—	(1,765)
Net income	—	—	—	—	51,730	51,730

Balance at December 31, 2011	89,423	9	496,868	(35,393)	18,651	480,135
Exercises of stock options	2	—	5	—	—	5
Issuance of common stock through employee stock purchase plan	752	—	3,008	—	—	3,008
Vesting of restricted stock units	915	—	—	—	—	—
Repurchases of common stock	—	—	(2,623)	—	—	(2,623)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(9,242)	—	(28,286)	(37,528)
Stock-based compensation	—	—	13,308	—	—	13,308
Tax shortfalls from equity awards	—	—	(356)	—	—	(356)
Other comprehensive income	—	—	—	7,260	—	7,260
Net income	—	—	—	—	12,542	12,542

Balance at December 31, 2012	91,092	$9	$500,968	$(28,133)	$2,907	$475,751

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$12,542	$51,730	$53,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,661	57,360	58,645
Stock-based compensation	13,308	17,213	27,043
Provision for doubtful accounts receivable	2,311	2,808	5,449
Acquisition-related contingent consideration	(836)	—	—
Impairment of goodwill, intangible assets and long-lived assets	26,910	—	—
Accretion of discounts and amortization of debt issue costs	1,010	1,484	4,446
Loss on extinguishment of debt	—	6,078	—
Deferred taxes, net	(11,908)	(446)	77
Tax shortfalls from equity awards	(59)	(711)	(390)
Excess tax benefits from equity awards	(14)	(265)	(1,099)
Other, net	1,030	(57)	551
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,643)	3,736	286
Inventories, net	(8,452)	(107)	(75)
Other assets	7,048	(2,993)	(796)
Accounts payable and accrued liabilities	1,646	(370)	(82)
Member redemption liability	(973)	(2,412)	(890)
Deferred revenue	(8,609)	(16,322)	(1,969)
Other liabilities	(4,814)	(5,609)	(1,080)

Net cash provided by operating activities	85,158	111,117	143,803

Cash flows from investing activities:
Purchases of property and equipment	(17,813)	(24,552)	(27,269)
Purchases of rights, content and intellectual property	(2,198)	(3,313)	(4,722)
Cash paid for acquisitions, net of cash acquired	(11,355)	—	—
Purchases of investments	(184)	—	—
Proceeds from sales of assets, net	—	221	235
Proceeds from sales of investments	480	403	—

Net cash used for investing activities	(31,070)	(27,241)	(31,756)

Cash flows from financing activities:
Proceeds from term loan	—	261,325	—
Payments on term loans	(17,663)	(265,950)	(74,819)
Payments for debt issue costs	—	(778)	—
Proceeds from exercises of stock options	5	37	1,698
Proceeds from employee stock purchase plans	3,008	3,907	4,440
Repurchases of common stock	(2,623)	(7,743)	(20,565)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	(37,528)	(37,213)	(36,966)
Excess tax benefits from equity awards	14	265	1,099

Net cash used for financing activities	(54,787)	(46,150)	(125,113)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,038	(1,885)	(2,179)
Change in cash and cash equivalents	339	35,841	(15,245)
Cash and cash equivalents, beginning of period	136,105	100,264	115,509

Cash and cash equivalents, end of period	$136,444	$136,105	$100,264

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. (together with its subsidiaries, "United Online" or the "Company"), through its operating subsidiaries, is a leading provider of consumer products and services over the Internet under a number of brands, including FTD, Interflora, Flying Flowers, Flowers Direct, Drake Algar, Classmates, schoolFeed, StayFriends, Trombi, MyPoints, NetZero, and Juno. The Company reports its business in three reportable segments: FTD, Content & Media and Communications. The Company's FTD segment provides floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services. The Company's Content & Media segment provides online nostalgia products and services and an online loyalty marketing service. The Company's primary Communications service is Internet access. On a combined basis, the Company's web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

        On August 1, 2012, United Online, Inc. announced that its Board of Directors had approved a preliminary plan to separate the Company into two independent, publicly-traded companies: FTD, which will include the domestic and international operations of the Company's FTD segment, and United Online, Inc., which will continue to include the businesses of the Company's Content & Media and Communications segments. The transaction is expected to take the form of a tax-free pro rata distribution to stockholders of United Online, Inc. The transaction is subject to a number of conditions, including final approval of transaction specifics by the Board of Directors, and is planned to be completed by the end of the third quarter of 2013. In addition, United Online, Inc. announced that it also is continuing to explore strategic alternatives for its Content & Media and Communications businesses and monetization opportunities for its portfolio of patents and patent applications.

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

Basis of Presentation

        The Company's consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

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

contingent consideration, and legal contingencies. The accounting policies for these areas are discussed elsewhere in these consolidated financial statements.

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

Accounting Policies

        Segments—The Company complies with the reporting requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, Segment Reporting. Management measures and reviews segment performance for internal reporting purposes in accordance with the "management approach" defined in ASC 280. The reportable segments identified in Note 3 below are the segments of the Company for which separate financial information is available and for which segment results are regularly reviewed by the Company's chief operating decision maker in deciding how to allocate resources and assess performance.

        Cash and Cash Equivalents—The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which have a maturity date within ninety days from the date of purchase.

        At December 31, 2012 and 2011, the Company's cash and cash equivalents were maintained primarily with major financial institutions and brokerage firms in the United States ("U.S."), the United Kingdom ("U.K.") and Germany. Deposits with these institutions and firms generally exceed the amount of insurance provided on such deposits.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        The Company has financing receivables related to equipment sales in the FTD segment. The Company records all financing receivables at fair value and amortizes such receivables to stated value. The current and noncurrent portions of financing receivables are included in accounts receivable and other assets, respectively, in the consolidated balance sheets. The Company recognizes interest income as earned. The Company assesses credit quality indicators based on whether financing receivables are current or past due. Financing receivables are placed on nonaccrual status, with interest no longer accruing, when a floral network member ceases to be a member. The Company would not expect to resume the accrual of interest income unless the member becomes active again and such member's receivable balance is current. A financing receivable is considered to be impaired when the Company determines that it is probable that it will not be able to collect amounts due under the contractual terms. The Company does not record interest income for impaired receivables. If cash is received, the receivable balance is reduced and related credit allowance adjusted accordingly. Fair value approximates the carrying amount of financing receivables because such receivables are discounted at a rate comparable to market.

        Inventories—Inventories consist of finished goods, including floral-related inventories, gift cards related to the Company's member redemption liability, NetZero 4G mobile broadband service devices, and modems. Inventories are stated at the lower of cost or market value. Inventories are valued using the first-in-first-out ("FIFO") method, with the exception of domestic floral-related inventory, which is valued using the weighted-average cost method. The Company's management regularly assesses the valuation of inventory and reviews inventory quantities on hand and, if necessary, records a provision for excess and obsolete inventory based primarily on the age of the inventory and forecasts of product demand, as well as markdowns for the excess of cost over the amount we expect to realize from the sale of certain inventory. The Company recorded a $1.2 million loss on the markdown of NetZero 4G mobile broadband service inventory-related balances during the year ended December 31, 2012.

        Property and Equipment—Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to three years for computer software and equipment, three to seven years for furniture and fixtures, twenty-five to forty years for buildings, and five to forty years for building improvements. Leasehold improvements, which are included in furniture and fixtures, are amortized using the straight-line method over the shorter of the lease term or ten years. Upon the sale or retirement of property or equipment, the cost and related accumulated depreciation or amortization is removed from the Company's consolidated financial statements with the resulting gain or loss reflected in the Company's consolidated statements of operations. Repairs and maintenance costs are expensed as incurred.

        Derivative Instruments—The Company applies the provisions of ASC 815, Derivatives and Hedging. The Company maintains interest rate cap instruments to reduce its interest rate risk associated with future cash interest payments on a portion of its outstanding borrowings under the credit agreement dated June 10, 2011, between FTD Group, Inc. and Wells Fargo Bank, National Association as Administrative Agent for the lenders (the "Credit Agreement"). In addition, the Company enters into forward foreign currency exchange contracts to reduce the risk that its net investments in foreign subsidiaries, cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company records derivative instruments in either other current assets, other assets or

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

accrued liabilities in the consolidated balance sheets at fair value. The Company records changes in the fair value (i.e., gains or losses) of derivatives as interest expense, other income, net, or technology and development expenses in the consolidated statements of operations or in accumulated other comprehensive loss in the consolidated balance sheets. Neither the interest rate caps nor the forward foreign currency exchange contracts contain any credit risk-related contingent features. The Company's hedging program is not designed for trading or speculative purposes.

        Net Investment Hedges—For derivative instruments that are designated and qualify as a hedge of a net investment, the gain or loss is reported in accumulated other comprehensive loss in the consolidated balance sheets to the extent the hedge is effective, with the related amounts due to or from counterparties included in accrued liabilities or other current assets, respectively. The Company utilizes the forward-rate method of assessing hedge effectiveness. Gains or losses related to any ineffective portions of net investment hedges are recognized in other income, net in the consolidated statements of operations. The Company presents the cash flows of net investment hedges in investing activities in the consolidated statements of cash flows.

        Cash Flow Hedges—The Company's interest rate cap instruments are designated as cash flow hedges to hedge against expected future cash flows attributable to future interest payments on a portion of the outstanding borrowings under the Credit Agreement. In addition, the Company enters into forward foreign currency exchange contracts designated as cash flow hedges to hedge certain forecasted expense transactions occurring up to 12 months in the future and denominated in currencies other than the U.S. Dollar. The Company initially reports the gains or losses related to the effective portion of the hedges as a component of accumulated other comprehensive loss in the consolidated balance sheets and subsequently reclassifies the forward foreign currency exchange contracts' gains or losses to technology and development expenses and the interest rate caps' gains or losses to interest expense when the hedged expenses are recorded. The Company includes the change in the time value of the interest rate caps in its assessment of their hedge effectiveness and excludes the change in the time value of the forward foreign currency exchange contracts from its assessment of their hedge effectiveness. Gains or losses related to the change in time value of the forward foreign currency exchange contracts are immediately recognized in other income, net, along with any additional ineffectiveness. The Company presents the cash flows from cash flow hedges in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items.

        Other Derivatives—Other derivatives not designated as hedging instruments consist of forward foreign currency exchange contracts that the Company uses to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. The Company recognizes realized and unrealized gains and losses on these contracts in other income, net. The Company presents the cash flows of other derivatives in investing activities in the consolidated statements of cash flows.

        For additional information related to derivative instruments, see Note 7—"Derivative Instruments".

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

other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). In accordance with ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company will be required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate their carrying amounts because of their short-term nature. Time deposits, which are included in cash equivalents, are valued at amortized cost, which approximates fair value. Derivative instruments are recognized in the consolidated balance sheets at their fair values based on third-party quotes. The fair values for the interest rate caps are calculated using an option pricing model based on available forward yield curves for caplets with the same characteristics adjusted for the counterparty risk of nonperformance based on the credit spread derived from the applicable five-year default swap rates. The fair values of the forward foreign currency exchange contracts are calculated based on quoted market prices of similar instruments adjusted for counterparty risk of nonperformance. The key assumptions used in calculating the fair value of these derivative instruments are the forward rates, discount rate and implied volatility. Long-term debt is carried at amortized cost. However, the Company is required to estimate the fair value of long-term debt under ASC 825, Disclosures about Fair Value of Financial Instruments, based on the discounted cash flow method. The Company estimates the fair value of its long-term debt using Level 2 inputs based on quoted prices of comparable risk bonds using market prices and expected future interest rates based on quoted market rates from the U.S. dollar-denominated interest-rate swap curve.

        Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired. Indefinite-lived intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. The Company accounts for goodwill and indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, which among other things, addresses financial accounting and reporting requirements for acquired goodwill and indefinite-lived intangible assets. ASC 350 prohibits the amortization of goodwill and indefinite-lived intangible assets and requires the Company to test goodwill, at the reporting unit level, and indefinite-lived intangible assets for impairment at least annually.

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

        Goodwill—Testing goodwill for impairment involves a two-step quantitative process. However, prior to performing the two-step quantitative goodwill impairment test, the Company has the option to first assess qualitative factors to determine whether or not it is necessary to perform the two-step quantitative goodwill impairment test for selected reporting units. If the Company chooses that option, the Company is not required to perform the two-step quantitative goodwill impairment test unless it has determined, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the two-step quantitative impairment test is required or chosen, the first step of the impairment test involves comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of a reporting unit is less than its carrying amount, including goodwill, then the carrying amount of the goodwill is compared with its implied fair value, which is determined by deducting the aggregate fair value of the reporting unit's identifiable assets and liabilities from the fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

        The process of estimating the fair value of goodwill is subjective and requires the Company to make estimates that may significantly impact the outcome of the analyses. The estimated fair value for each reporting unit was determined using a combination of the income approach and the market approach. Under the income approach, each reporting unit's fair value is estimated based on the discounted cash flow method. The discounted cash flow method is dependent upon a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions. Under the market approach, using the guideline company method, each reporting unit's fair value was estimated by multiplying the reporting unit's assessed sustainable level of revenues and normalized earnings before interest, taxes, depreciation, and amortization ("EBITDA") by selected revenue and EBITDA multiples based on market statistics of identified public companies comparable to the respective reporting unit.

        Indefinite-Lived Intangible Assets—Testing indefinite-lived intangible assets, other than goodwill, for impairment requires a one-step approach under ASC 350. The Company tests indefinite-lived intangible assets for impairment on an annual basis, or more frequently, if events occur or circumstances change that indicate they may be impaired. The fair values of indefinite-lived intangible assets are compared to their respective carrying amounts and if the carrying amount of indefinite-lived intangible assets exceeds the fair value, an impairment loss is recognized equal to the excess.

        The process of estimating the fair value of indefinite-lived intangible assets is subjective and requires the Company to make estimates that may significantly impact the outcome of the analyses. Such estimates include, but are not limited to, future operating performance and cash flows, royalty rate, terminal growth rate, and discount rate.

        Finite-Lived Intangible Assets and Other Long-Lived Assets—The Company accounts for identifiable intangible assets and other long-lived assets in accordance with ASC 360, Property, Plant and Equipment,

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

which addresses financial accounting and reporting for the impairment and disposition of identifiable intangible assets and other long-lived assets. Intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. The Company evaluates the recoverability of identifiable intangible assets and other long-lived assets, other than indefinite-lived intangible assets, for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or other personnel, significant negative industry or economic trends, changes in the Company's operating model or strategy, and competitive forces. In determining if an impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. Definite-lived intangible assets are amortized on either a straight-line basis or an accelerated basis over their estimated useful lives, ranging from two to ten years.

        Member Redemption Liability—Member redemption liability for online loyalty marketing service points represents the estimated costs associated with the obligation of MyPoints.com, Inc. ("MyPoints") to redeem outstanding points accumulated by its online loyalty marketing service members, as well as those points purchased by its advertisers for use in such advertisers' promotional campaigns, less an allowance for points expected to expire prior to redemption. The estimated cost of points is primarily presented in cost of revenues, except for the portion related to member acquisition activities, internal marketing surveys and other non-revenue generating activities, which are presented in sales and marketing expenses. The member redemption liability is recognized when members earn points, less an allowance for points expected to expire, and is reduced when members redeem accumulated points upon reaching required redemption thresholds or when points expire prior to redemption.

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

months or longer, less an estimated reactivation rate, plus an estimate for future cancelations of points that have not yet been outstanding for 180 days. Changes in, among other factors, the net number of points issued, redemption activities and members' activity levels could materially impact the member redemption liability.

        Points in active MyPoints accounts do not expire; however, unredeemed points expire after twelve consecutive months of inactivity. For purposes of the member redemption liability, "inactive" means a lack of all of the following: email response; survey completion; profile update; and any point-earning or point-redeeming transaction. The canceling or disabling of inactive MyPoints accounts would have no impact on the Company's consolidated financial statements, as the Company fully considers inactive MyPoints accounts when establishing the member redemption liability, as discussed above.

        Acquisition-Related Contingent Consideration—The Company measures its contingent consideration liability at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. Acquisition-related contingent consideration includes changes in fair value measurements of the acquisition-related contingent consideration, as well as interest expense related to the contingent consideration, and is recorded in the consolidated statements of operations. The current and noncurrent portions of the related liability are included in accrued liabilities and other liabilities, respectively, in the consolidated balance sheets. Changes to one or multiple inputs to the Monte-Carlo simulation used to estimate fair value, including the discount rate, growth rates, volatility rates, the estimated number of daily registrations, and the estimated rate of conversion of new subscribers to pay accounts, could significantly impact the estimated fair value of the contingent consideration. The Company reviews and reassesses the estimated fair value of the contingent consideration on a quarterly basis, and future fair value estimates could differ from the initial estimate.

        Revenue Recognition—The Company applies the provisions of ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission ("SEC"). ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, no significant Company obligations remain, and collectibility is reasonably assured. Revenues exclude sales taxes collected.

        FTD Segment Revenue Recognition—Products revenues and the related cost of revenues are recognized when products are delivered to the customers, less discounts and refunds. Shipping and service fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping and delivery costs are included in cost of revenues. FTD's consumer businesses generally recognize revenues on a gross basis because FTD bears the risks and rewards associated with the revenue-generating activities by (i) acting as a principal in the transaction; (ii) establishing prices; (iii) being responsible for fulfillment of the order by the floral network members and third-party suppliers; (iv) taking the risk of loss for collection, delivery and returns; and (v) marketing the products and services.

        FTD also sells point-of-sale systems and related technology services to its floral network members and recognizes revenue in accordance with ASC 605 and ASC 985, Software. FTD recognizes revenue

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        Content & Media Segment and Communications Segment Revenue Recognition—Revenues are comprised of products revenues, which are derived primarily from the sale of yearbook reprints and related shipping fees, as well as from the sale of third-party merchandise; services revenues, which are derived primarily from fees charged to pay accounts; and advertising and other revenues.

        The Company's online nostalgia products revenues are derived from the sale of yearbook reprints and related shipping fees. Products revenues from the sale of yearbook reprints are recognized upon delivery to the customer. Shipping fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping costs are included in cost of revenues.

        The Company's Communications products revenues are generated from the sale of NetZero 4G mobile broadband service devices and the related shipping and handling fees and are recognized upon delivery of such devices. Sales of NetZero 4G mobile broadband service devices bundled with free or paid service plans are allocated using the relative selling price method in accordance with the multiple-element arrangement provisions of ASC 605. The selling prices of the Company's NetZero 4G mobile broadband paid service plans are determined by vendor specific objective evidence, which is based upon the monthly stand-alone selling price of each plan. The selling prices of the NetZero 4G mobile broadband service devices and free service plans are determined by management's best estimate of selling price, which considers market and economic conditions, internal costs, pricing, and discounting practices. The revenues allocated to the free or paid service plans are recognized ratably over the service period.

        Service revenues for the Company's online nostalgia services and for its Communications services are derived primarily from fees charged to pay accounts and are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. The Company's pay accounts generally pay in advance for their services by credit card, PayPal or check, and revenues are then recognized ratably over the service period. Advance payments from pay accounts are recorded on the consolidated balance sheets as deferred revenue. The Company offers alternative payment methods to credit cards for certain Communications pay service plans. These alternative payment methods currently include use of automated clearinghouse, payment by money order, or payment through a local telephone company. In circumstances where payment is not received in advance, revenues are only recognized if collectibility is reasonably assured.

        Advertising revenues from the Company's online nostalgia services and from its Communications services consist primarily of amounts from its Internet search partner that are generated as a result of users utilizing the partner's Internet search services, amounts generated from display advertisements, and amounts generated from referring members to third-party websites or services. The Company recognizes such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        Advertising and other revenues for the Company's online loyalty marketing service consist primarily of fees generated when emails are transmitted to members, when members respond to emails and when members complete online transactions. Each of these activities is a discrete, independent activity, which generally is specified in the agreement with each advertising customer. As the earning activities take place, activity measurement data (examples include the number of emails delivered and the number of responses received) is accumulated and the related revenues are recorded. The Company's online loyalty marketing service also generates revenues from the sale of gift cards.

        Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collectibility is not reasonably assured, revenue is not recognized until collectibility becomes reasonably assured, which is generally upon receipt of cash.

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

        Sales and Marketing—Sales and marketing expenses include expenses associated with promoting the Company's brands, products and services and with generating advertising revenues. Expenses associated with promoting the Company's brands, products and services include advertising and promotion expenses; fees paid to distribution partners, third-party advertising networks and co-registration partners to acquire new pay and free accounts; personnel and overhead-related expenses for marketing, merchandising, customer service, and sales personnel; and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. The Company has expended significant amounts on sales and marketing, including branding and customer acquisition campaigns consisting of television, Internet, public relations, sponsorships, print, and outdoor advertising, and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote the Company's products and services are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expenses for the years ended December 31,

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

2012, 2011 and 2010 were $104.2 million, $96.7 million and $96.9 million, respectively. At December 31, 2012 and 2011, $1.6 million and $1.5 million, respectively, of prepaid advertising and promotion expenses were included in other current assets in the consolidated balance sheets.

        Technology and Development—Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites, and development of new or improved software and technology, including personnel-related expenses for the Company's technology group in various office locations. Costs incurred by the Company to manage and monitor the Company's technology and development activities are expensed as incurred.

        Software Development Costs—The Company accounts for costs incurred to develop software for internal use in accordance with ASC 350, which requires such costs be capitalized and amortized over the estimated useful life of the software. The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company capitalized costs associated with internal-use software totaling $11.1 million and $12.8 million in the years ended December 31, 2012 and 2011, respectively, which are being depreciated on a straight-line basis over each project's estimated useful life, which is generally three years. Capitalized internal-use software is included in the computer software and equipment category within property and equipment, net, in the consolidated balance sheets.

        Software to be Sold, Leased or Marketed—The Company follows the provisions of ASC 985, which requires that all costs relating to the purchase or internal development and production of computer software products to be sold, leased or otherwise marketed be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company capitalizes all eligible computer software costs incurred once technological feasibility is established. The Company amortizes these costs using either the straight-line method over a period of three to five years or the revenue method prescribed by ASC 985. At December 31, 2012 and 2011, the carrying amount of capitalized computer software costs related to the internal development and production of computer software to be sold, leased or otherwise marketed was $2.8 million and $6.6 million, respectively, included within property and equipment, net, in the consolidated balance sheets. During the years ended December 31, 2012, 2011 and 2010, the Company amortized and recognized the associated depreciation expense of $14.9 million, $10.9 million and $7.1 million, respectively, related to these capitalized computer software costs.

        General and Administrative—General and administrative expenses, which include unallocated corporate expenses, consist of personnel-related expenses for executive, finance, legal, human resources, facilities, internal audit, investor relations, internal customer support personnel, and personnel associated with operating our corporate network systems. In addition, general and administrative expenses include, among other costs, professional fees for legal, accounting and financial services; insurance; occupancy and other overhead-related costs; office relocation costs; non-income taxes; gains and losses on sales of assets; bad debt expense; and reserves or expenses incurred as a result of

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

settlements, judgments, fines, penalties, assessments, or other resolutions related to litigation, arbitration, investigations, disputes, or similar matters. General and administrative expenses also include expenses resulting from actual or potential transactions such as business combinations, mergers, acquisitions, dispositions, spin-offs, financing transactions, and other strategic transactions, including, without limitation, expenses for advisors and representatives such as investment bankers, consultants, attorneys, and accounting firms.

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

        Stock-Based Compensation—The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including restricted stock units, stock awards, stock options, and employee stock purchases. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The Company values its restricted stock units based on the grant-date closing price of the Company's common stock. The Company uses the Black-Scholes option-pricing model for valuing stock options. The Company's assumptions about stock price volatility are based on the Company's historical volatility for periods approximating the expected life of options granted. The expected term was estimated using the simplified method because the Company does not have adequate historical data to estimate expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on a straight-line basis in the Company's consolidated statements of operations. ASC 718 also requires forfeitures to be estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. The Company uses the "with and without" approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from share-based payment awards in additional paid-in capital in the consolidated balance sheets if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company accounts for the indirect effects of share-based payment awards on other tax attributes in the consolidated statements of operations.

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

amendments in this update allow an entity to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity choosing to perform the qualitative assessment would need to identify and consider those events and circumstances that, individually or in the aggregate, most significantly affect an indefinite-lived intangible asset's fair value. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this update are effective for annual and interim impairment tests of indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. The Company performs its annual impairment assessment in the fourth quarter and adopted this update in the quarter ended December 31, 2012. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

        Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income—In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, as codified in ASC 220. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect this update to have a material impact on its consolidated financial statements.

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

        The contingent consideration payments are calculated based on the number of individuals who (i) install the schoolFeed app or register for schoolFeed via the schoolFeed registration process and (ii) the number of eligible new subscribers who convert to pay accounts, all subject to certain

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

conditions. The contingent consideration will be measured based on three annual earnout periods ending June 30, 2013, 2014 and 2015 (each period, an "Earnout Period" and together, the "Earnout Periods") and if earned, will be paid annually shortly after the closing of each Earnout Period. The range of the amounts the Company could pay under the contingent consideration arrangement is between $0 and $27.5 million. The fair value of the contingent consideration recognized at the Closing Date was estimated at $9.4 million using a Monte-Carlo simulation. The key assumptions used in calculating the fair value of the contingent consideration included estimated probabilities of U.S. and other target market daily registrations; mean growth rates of 0% to 18% for U.S. registrations and 0% to 14% for other target market registrations, each with a standard deviation of 50%, during the Earnout Periods; an estimated rate of conversion of new subscribers to pay accounts; and a discount rate of 19.5%. Changes to one or multiple inputs to the Monte-Carlo simulation, including the discount rate, growth rates, volatility rates, the estimated number of daily registrations, and the estimated rate of conversion of new subscribers to pay accounts, could significantly impact the estimated fair value of the contingent consideration. A 100 basis point increase or decrease in the discount rate would have resulted in a decrease or increase in the fair value of the contingent consideration at the Closing Date by $159,000 or $163,000, respectively.

        At December 31, 2012, the fair value of the contingent consideration was estimated at $8.6 million using a Monte-Carlo simulation. The key assumptions used in calculating the fair value of the contingent consideration included estimated probabilities of U.S. and other target market daily registrations; mean growth rates of (59)% to 51% for U.S. registrations and (60)% to 51% for other target market registrations, each with a standard deviation of 50%, during the Earnout Periods; an estimated rate of conversion of new subscribers to pay accounts; and a discount rate of 18.2%. Changes to one or multiple inputs to the Monte-Carlo simulation, including the discount rate, growth rates, volatility rates, the estimated number of daily registrations, and the estimated rate of conversion of new subscribers to pay accounts, could significantly impact the estimated fair value of the contingent consideration. A 100 basis point increase or decrease in the discount rate would have resulted in a decrease or increase in the fair value of the contingent consideration at December 31, 2012 by $94,000 or $96,000, respectively.

        The total cost of the schoolFeed acquisition was estimated to equal approximately $16.9 million based on fair values estimated at the Closing Date. The following table summarizes the components of the preliminary purchase price (in thousands):

Cash consideration	$7,500
Fair value of contingent consideration	9,397

Total fair value of consideration transferred	$16,897

        In connection with the acquisition, the Company incurred $0.5 million in transaction-related costs in the year ended December 31, 2012, which are recorded in general and administrative expenses in the consolidated statement of operations.

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

Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Cash and cash equivalents	$59
Other current assets (including accounts receivable)	78
Other non-current assets	8
Accounts payable and other liabilities	(153)
Deferred tax liabilities	(2,742)

Total net liabilities assumed	(2,750)

Intangible assets acquired:
Technology	2,800	5 years
Member relationships	2,400	5 years
Non-compete agreements	1,390	5 years
Trademarks and trade names	600	7 years

Total intangible assets acquired	7,190

Goodwill	12,457

Total purchase price	$16,897

        The primary reason for the acquisition was to, among other things, increase the free and pay membership base of the Classmates business by extending its presence through Facebook. These factors contributed to a purchase price in excess of the fair value of schoolFeed's net liabilities and, as a result, the Company has recorded goodwill in connection with this transaction. The goodwill is attributable to the synergies expected to arise after the acquisition and is included in the Content & Media segment. Goodwill acquired in connection with the acquisition of schoolFeed is not deductible for tax purposes. The weighted-average amortizable life of the definite-lived acquired intangible assets is 5.2 years. The purchase price allocation for the acquisition may differ from the amount that will be ultimately paid based on the contingent consideration calculation described above. Changes in the fair value of the contingent consideration are recorded in the consolidated statements of operations within acquisition-related contingent consideration until the liability, which is recorded in accrued liabilities and other liabilities in the consolidated balance sheets, is settled.

        schoolFeed's revenues and earnings for the period from the Closing Date through December 31, 2012 were immaterial.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

        The following unaudited pro forma information assumes the schoolFeed acquisition occurred on January 1, 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Revenues	$871,019	$897,685
Net income	$11,730	$50,189

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

Gifts Division of Flying Brands Limited

        On April 30, 2012, Interflora British Unit ("Interflora"), a subsidiary of United Online, Inc., acquired certain of the assets of the Gifts Division of Flying Brands Limited, including the Flying Flowers, Flowers Direct and Drake Algar businesses. Interflora paid approximately $3.9 million in cash at closing, of which $1.3 million was attributed to goodwill and $2.6 million was allocated to acquired intangible assets. The primary reason for the acquisition was to broaden Interflora's presence in the U.K. and also to provide a retail corporate presence in London. This acquisition is not considered material for purposes of further disclosure. Goodwill acquired in connection with the acquisition of the Gifts Division of Flying Brands Limited is deductible for tax purposes in the U.K. In connection with the acquisition, the Company incurred $0.5 million in transaction-related costs in the year ended December 31, 2012, which are recorded in general and administrative expenses in the consolidated statement of operations.

3. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Year Ended December 31, 2012
	FTD	Content & Media	Communications	Total
Products	$496,026	$3,646	$3,011	$502,683
Services	117,488	95,119	78,089	290,696
Advertising and other	—	54,731	24,342	79,073

Total segment revenues	$613,514	$153,496	$105,442	$872,452

Segment income from operations	$82,204	$1,212	$35,129	$118,545

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

	Year Ended December 31, 2011
	FTD	Content & Media	Communications	Total
Products	$471,885	$1,155	$—	$473,040
Services	115,364	123,992	100,770	340,126
Advertising and other	—	60,328	25,762	86,090

Total segment revenues	$587,249	$185,475	$126,532	$899,256

Segment income from operations	$78,660	$43,450	$61,196	$183,306

	Year Ended December 31, 2010
	FTD	Content & Media	Communications	Total
Products	$434,035	$—	$—	$434,035
Services	119,641	134,055	135,342	389,038
Advertising and other	900	67,589	31,811	100,300

Total segment revenues	$554,576	$201,644	$167,153	$923,373

Segment income from operations	$70,198	$56,618	$77,092	$203,908

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Segment revenues:
FTD	$613,514	$587,249	$554,576
Content & Media	153,496	185,475	201,644
Communications	105,442	126,532	167,153

Total segment revenues	872,452	899,256	923,373
Intersegment eliminations	(1,569)	(1,571)	(2,820)

Consolidated revenues	$870,883	$897,685	$920,553

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Segment operating expenses:
FTD	$531,310	$508,589	$484,378
Content & Media	152,284	142,025	145,026
Communications	70,313	65,336	90,061

Total segment operating expenses	753,907	715,950	719,465
Depreciation	25,616	25,854	26,412
Amortization of intangible assets	32,045	31,506	32,233
Unallocated corporate expenses	29,158	31,644	32,573
Intersegment eliminations	(1,569)	(1,571)	(2,820)

Consolidated operating expenses	$839,157	$803,383	$807,863

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Segment income from operations:
FTD	$82,204	$78,660	$70,198
Content & Media	1,212	43,450	56,618
Communications	35,129	61,196	77,092

Total segment income from operations	118,545	183,306	203,908
Depreciation	(25,616)	(25,854)	(26,412)
Amortization of intangible assets	(32,045)	(31,506)	(32,233)
Unallocated corporate expenses	(29,158)	(31,644)	(32,573)

Consolidated operating income	$31,726	$94,302	$112,690

        International revenues primarily are generated by the Company's operations in Europe. International revenues totaled $192.7 million, $194.6 million and $180.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. International revenues of the FTD segment, primarily generated by Interflora in the U.K. and the Republic of Ireland, totaled $157.1 million, $150.9 million and $141.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SEGMENT INFORMATION (Continued)

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	December 31,
	2012	2011
United States	$60,622	$65,291
Europe	10,840	10,021

Total long-lived assets	$71,462	$75,312

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

4. BALANCE SHEET COMPONENTS

Financing Receivables

        Credit quality of financing receivables was as follows (in thousands):

	December 31,
	2012	2011
Current	$12,130	$13,598
Past due	3,515	3,725

Total	$15,645	$17,323

        A significant majority of the past due financing receivables at December 31, 2012 and 2011 were 120 days or more past due. Financing receivables on nonaccrual status at December 31, 2012 and 2011 totaled $3.6 million and $3.8 million, respectively.

        The changes in allowance for credit losses related to financing receivables were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Balance at January 1	$3,655	$3,597
Current period provision	346	670
Write-offs charged against allowance	(537)	(612)

Balance at December 31	$3,464	$3,655

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BALANCE SHEET COMPONENTS (Continued)

Other Current Assets

        Other current assets consisted of the following (in thousands):

	December 31,
	2012	2011
Prepaid expenses	$7,178	$9,952
Prepaid advertising and promotion expense	1,573	1,532
Prepaid insurance	1,139	1,288
Income taxes receivable	—	6,622
Prepaid floral catalog expenses	957	1,528
Other	3,636	3,143

Total	$14,483	$24,065

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Computer software and equipment	$177,497	$166,269
Land and buildings	17,673	17,409
Furniture and fixtures	14,791	15,530

	209,961	199,208
Less: accumulated depreciation and amortization	(152,084)	(136,748)

Total	$57,877	$62,460

        Depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2012, 2011 and 2010 was $25.6 million, $25.9 million and $26.4 million, respectively.

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Employee compensation and related liabilities	$24,672	$26,621
Non-income taxes payable	6,166	4,932
Acquisition-related contingent consideration	3,899	—
Income taxes payable	1,970	4,366
Customer deposits	1,713	2,004
Reserve for legal settlement	700	4,830
Accrued restructuring and other exit costs	68	4,151
Other	6,367	5,777

Total	$45,555	$52,681

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the years ended December 31, 2011 and 2012 were as follows (in thousands):

	FTD	Content & Media	Communications	Total
Balance at December 31, 2010:
Goodwill (excluding impairment charges)	$441,202	$124,718	$13,227	$579,147
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at December 31, 2010	327,202	124,718	7,489	459,409
Foreign currency translation	(585)	(6)	—	(591)

Balance at December 31, 2011:
Goodwill (excluding impairment charges)	440,617	124,712	13,227	578,556
Accumulated impairment charges	(114,000)	—	(5,738)	(119,738)

Goodwill at December 31, 2011	326,617	124,712	7,489	458,818
Acquisition of schoolFeed, Inc.	—	12,457	—	12,457
Acquisition of Gifts Division of Flying Brands Limited	1,333	—	—	1,333
Impairment charge	—	(26,606)	—	(26,606)
Foreign currency translation	6,037	3	—	6,040

Balance at December 31, 2012:
Goodwill (excluding impairment charges)	447,987	137,172	13,227	598,386
Accumulated impairment charges	(114,000)	(26,606)	(5,738)	(146,344)

Goodwill at December 31, 2012	$333,987	$110,566	$7,489	$452,042

Impairment of Goodwill

        During the quarter ended June 30, 2012, due to the sustained decline in the Company's market capitalization, the Company performed an interim quantitative goodwill impairment assessment for all of the Company's reporting units. Step one of the goodwill impairment test for each of the Company's reporting units resulted in the Company's determination that the fair value of each of the reporting units exceeded its respective carrying amount, including goodwill. Accordingly, no impairment charges were recorded.

        The Company performed its annual goodwill impairment assessment for all of its reporting units during the quarter ended December 31, 2012. The Company did not perform a qualitative assessment to determine whether it is more likely than not that goodwill is impaired. The first step of the quantitative goodwill impairment test resulted in the determination that the estimated fair values of the FTD, Interflora, Classmates and Communications reporting units exceeded their respective carrying amounts, including goodwill. Accordingly, the second step was not required for these reporting units.

        The MyPoints reporting unit generates higher revenues and operating income in the quarter ending December 31 when compared to the other quarters. In the quarter ended December 31, 2012, revenues and operating income were substantially lower than expected. The Company lowered its forecast for future periods, which resulted in the determination that the estimated fair value of the

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

MyPoints reporting unit was less than its carrying amount, including goodwill. Accordingly, the second step was performed. Based on the results of the second step, the Company recorded a goodwill impairment charge totaling $26.6 million. The impairment charge was included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations.

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	December 31, 2012
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$103,284	$(96,253)	$7,031
Customer contracts and relationships	113,927	(84,894)	29,033
Trademarks and trade names	185,561	(22,098)	163,463
Software and technology	49,896	(41,647)	8,249
Rights, content and intellectual property	14,494	(5,833)	8,661

Total	$467,162	$(250,725)	$216,437

	December 31, 2011
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$100,854	$(93,613)	$7,241
Customer contracts and relationships	111,831	(67,199)	44,632
Trademarks and trade names	182,270	(20,230)	162,040
Software and technology	46,483	(32,768)	13,715
Rights, content and intellectual property	10,999	(4,166)	6,833

Total	$452,437	$(217,976)	$234,461

        The Company's acquired trademarks and trade names related to the acquisition by the Company of FTD Group, Inc. (together with its subsidiaries, "FTD") in August 2008 are indefinite-lived and, accordingly, there is no associated amortization expense or accumulated amortization. At December 31, 2012 and 2011, such trademarks and trade names after impairment and foreign currency translation adjustments totaled $158.5 million and $156.5 million, respectively.

        Amortization expense related to intangible assets for the years ended December 31, 2012, 2011 and 2010 was $32.0 million, $31.5 million and $32.2 million, respectively.

        Estimated future intangible asset amortization expense at December 31, 2012 was as follows (in thousands):

		Year Ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
Estimated amortization of intangible assets	$57,966	$30,235	$18,010	$3,538	$3,008	$1,880	$1,295

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

Impairment of Intangible Assets

        As a result of lower than expected fourth quarter 2012 revenues and operating income within the MyPoints reporting unit, the Company performed an impairment test of the assets within this reporting unit and recorded an impairment charge totaling $0.3 related to certain trademarks. This impairment charge was included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations.

6. LONG-TERM DEBT

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

Credit Agreement

        In connection with the FTD acquisition in August 2008, UNOLA Corp., which was then an indirect wholly-owned subsidiary of United Online, Inc., and which subsequently merged into FTD Group, Inc., entered into a $425 million senior secured credit agreement with Wells Fargo Bank, National Association, as Administrative Agent (the "2008 Credit Agreement"), consisting of (i) a term loan A facility of $75 million, (ii) a term loan B facility of $300 million, and (iii) a revolving credit facility of up to $50 million. On June 10, 2011, FTD Group, Inc. entered into the Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent for the lenders, to refinance the 2008 Credit Agreement. The Credit Agreement provides FTD Group, Inc. with a $315 million senior secured credit facility consisting of (i) a $265 million seven-year term loan (the "Term Loan") and (ii) a $50 million five-year revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"), and certain other financial accommodations, including letters of credit.

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

        The interest rates on both the Term Loan and the Revolving Credit Facility are either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

the Term Loan and step downs in the LIBOR margin on the Revolving Credit Facility depending on FTD's net leverage ratio). In addition, there is a commitment fee, which is currently equal to 0.45% per annum (with additional step-downs in the commitment fee depending on FTD's net leverage ratio) on the unused portion of the Revolving Credit Facility. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that require, among other things, FTD to maintain compliance with a maximum net leverage ratio and a minimum fixed-charge coverage ratio, and impose restrictions and limitations on, among other things, capital expenditures, investments, dividends, asset sales, and incurrence of additional debt or liens by Holdings, FTD Group, Inc. and their subsidiaries. The Credit Agreement also provides for an additional $100 million in borrowing, subject to certain conditions, including compliance with covenants and approval by the lender group.

        The refinancing of the Credit Facilities was accounted for in accordance with ASC 470, Debt. A significant portion of the debt under the 2008 Credit Agreement was considered to be extinguished, and the Company recorded a $6.1 million loss on extinguishment of debt in connection with the refinancing, which was recorded in interest expense for the year ended December 31, 2011.

        The changes in the Company's debt balances, net of discounts, for the years ended December 31, 2011 and 2012 under the Credit Agreement were as follows (in thousands):

	Balance at December 31, 2010	Draw Down of Debt	Repayments of Debt	Discounts	Accretion of Discounts	Balance at December 31, 2011
Credit Agreement, Term Loan	$—	$265,000	$(1,325)	$(2,780)	$229	$261,124

	Balance at December 31, 2011	Repayments of Debt	Accretion of Discounts	Balance at December 31, 2012
Credit Agreement, Term Loan	$261,124	$(17,663)	$539	$244,000

        Future minimum principal payments based upon scheduled mandatory debt payments under the Credit Agreement, excluding required repayments based on excess cash flows, were as follows at December 31, 2012 (in thousands):

		Year Ending December 31,
	Total Gross Debt
		2013	2014	2015	2016	2017	Thereafter
Credit Agreement, Term Loan	$246,013	$—	$—	$—	$—	$—	$246,013

        At December 31, 2012, the borrowing capacity under the Revolving Credit Facility, which was reduced by $1.5 million in outstanding letters of credit, was $48.5 million.

        During the year ended December 31, 2012, FTD Group, Inc. made a voluntary debt prepayment of $17.0 million, which has eliminated all future scheduled mandatory principal payments. Commencing in 2013 for fiscal year 2012, subject to certain exceptions, FTD Group, Inc. will be required to make annual repayments of a portion of the Term Loan based on excess cash flow as defined in the Credit Agreement. The excess cash flow payment due in April 2013 is $10.9 million.

        Under the terms of the Credit Agreement, FTD Group, Inc. is generally restricted from transferring funds to United Online, Inc., with certain exceptions including an annual basket of

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

$15 million (subject to adjustment based on excess cash flow calculations) which may be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the Credit Agreement are satisfied. These restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group Inc. and its subsidiaries totaling $277.6 million and $262.1 million at December 31, 2012 and 2011, respectively, which exceeded 25% of the consolidated net assets of United Online, Inc. and its subsidiaries. FTD Group, Inc. was in compliance with all covenants under the Credit Agreement at December 31, 2012.

7. DERIVATIVE INSTRUMENTS

        In March 2012, FTD Group, Inc. entered into forward starting interest rate cap instruments based on 3-month LIBOR that are effective from January 2015 to June 2018 and have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on a portion of the outstanding borrowings under the Credit Agreement. The gains or losses on the instruments are reported in other comprehensive income to the extent that they are effective and will be reclassified into earnings when the expected future cash flows, beginning in January 2015 through June 2018 and attributable to future 3-month LIBOR interest payments, are recognized in earnings.

        The fair and notional values of outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
		December 31,		December 31,
	Balance Sheet Location
		2012	2011	2012	2011
Derivative Assets:
Interest rate caps	Other assets	$699	$—	$130,000	$—
Other derivative assets	Other current assets	$—	$372	$—	$6,069
Derivative Liabilities:
Other derivative liabilities	Accrued liabilities	$245	$240	$7,333	$5,228

        The effect of derivatives designated as cash flow hedging instruments on accumulated other comprehensive loss, other income, net, and technology and development expenses was as follows (in thousands):

	Change in Gains (Losses) Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Year Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	2012	2011	2010
Interest rate caps	$(1,210)	$—	$—
Forward foreign currency exchange contracts	$62	$(188)	$—

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENTS (Continued)

        At December 31, 2012, the effective portion, before tax effect, of the Company's interest rate caps designated as cash flow hedging instruments was $1.2 million, none of which was expected to be reclassified from accumulated other comprehensive loss into the consolidated statement of operations within the next 12 months. At December 31, 2012, the effective portion, before tax effect, of the Company's forward foreign currency exchange contracts designated as cash flow hedging instruments was $62,000, all of which was expected to be reclassified from accumulated other comprehensive loss into the consolidated statement of operations within the next 12 months.

		Gains (Losses) Recognized in Earnings on Derivatives (Amount Excluded from Effectiveness Testing)
		Year Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	Location	2012	2011	2010
Forward foreign currency exchange contracts	Other income, net	$258	$(52)	$—

        In the years ended December 31, 2012, 2011 and 2010, $(17,000), $0 and $0, respectively, was the ineffectiveness related to the Company's cash flow hedging instruments.

		Losses Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
		Year Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	Location	2012	2011	2010
Forward foreign currency exchange contracts	Technology and development expenses	$267	$—	$—

        The effect of derivatives designated as net investment hedging instruments on accumulated other comprehensive loss was as follows (in thousands):

	Change in Gains (Losses) Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Year Ended December 31,
Derivatives Designated as Net Investment Hedging Instruments	2012	2011	2010
Forward foreign currency exchange contracts	$(189)	$207	$—

        There was no ineffectiveness related to the Company's forward foreign currency exchange contracts designated as net investment hedging instruments for the years ended December 31, 2012, 2011 and 2010.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE INSTRUMENTS (Continued)

        The effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

		Gains (Losses) Recognized in Earnings on Derivatives
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location	2012	2011	2010
Forward foreign currency exchange contracts	Other income, net	$(75)	$654	$—

        For additional information related to derivative instruments, see Note 1—"Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements—Derivative Instruments".

8. FAIR VALUE MEASUREMENTS

        The following table presents information about assets and liabilities that were required to be measured at fair value on a recurring basis (in thousands):

	December 31, 2012
Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value	Level 3 Fair Value
Assets:
Money market funds	$89,507	$89,507	$—	$—
Time deposits	9,021	—	9,021	—
Derivative assets	699	—	699	—

Total	$99,227	$89,507	$9,720	$—

Liabilities:
Contingent consideration	$8,561	$—	$—	$8,561
Derivative liabilities	245	—	245	—

Total	$8,806	$—	$245	$8,561

	December 31, 2011
Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value
Assets:
Money market funds	$89,770	$89,770	$—
Time deposits	9,307	—	9,307
Derivative assets	372	—	372

Total	$99,449	$89,770	$9,679

Liabilities:
Derivative liabilities	$240	$—	$240

Total	$240	$—	$240

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE MEASUREMENTS (Continued)

        The changes in the fair value of the schoolFeed contingent consideration since the acquisition date were as follows (in thousands):

Fair value at June 8, 2012	$9,397
Changes in fair value	(1,802)
Interest expense	966

Fair value at December 31, 2012	$8,561

        For additional information related to contingent consideration, see Note 2—"Acquisitions".

        The Company estimated the fair value of its long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimate of its credit rating. The Company estimated its credit rating as BB+/BB for the long-term debt associated with the Credit Agreement, resulting in a discount rate of 3.8%. The table below summarizes the fair value estimates for long-term debt (in thousands):

December 31, 2012
Estimated Fair Value
Carrying Amount
Level 2
Long-term debt, net of discounts, including current portion	$244,000	$261,090

9. STOCKHOLDERS' EQUITY

Preferred Stock

        United Online, Inc. has 5.0 million shares of preferred stock authorized with a par value of $0.0001. At December 31, 2012 and 2011, United Online, Inc. had no preferred shares issued or outstanding.

Dividends

        Dividends are paid on shares of common stock outstanding as of the record date. In addition, dividend equivalents are generally paid on nonvested restricted stock units outstanding as of the record date.

        In February, April, July, and October 2010, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 26, 2010, May 28, 2010, August 31, 2010, and November 30, 2010 and totaled $9.1 million, $9.4 million, $9.3 million, and $9.2 million, respectively, including dividend equivalents paid on nonvested restricted stock units.

        In January, April, July, and October 2011, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 28, 2011, May 31, 2011, August 31, 2011, and November 30, 2011 and totaled $9.4 million, $9.3 million, $9.3 million, and $9.3 million, respectively, including dividend equivalents paid on nonvested restricted stock units.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

        In January, April, July, and October 2012, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 29, 2012, May 31, 2012, August 31, 2012, and November 30, 2012 and totaled $9.3 million, $9.4 million, $9.4 million, and $9.4 million, respectively, including dividend equivalents paid on nonvested restricted stock units.

        In January 2013, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend was February 14, 2013 and the dividend, which totaled $9.4 million, including dividend equivalents paid on nonvested retricted stock units, was paid on February 28, 2013.

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

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows United Online, Inc. to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, United Online, Inc. had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization amount to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013. There were no repurchases under the Program in the year ended December 31, 2012 and, at December 31, 2012, the authorization remaining under the Program was $80.0 million.

        Shares withheld upon the vesting of restricted stock units and upon the issuance of stock awards to pay applicable required employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units or issuance of stock awards, the Company currently does not collect the applicable required employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the required employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the years ended December 31, 2012, 2011 and 2010 were $2.6 million, $7.7 million and $9.6 million, respectively, for which the Company withheld 0.5 million, 1.2 million and 1.6 million shares of common stock, respectively, that were underlying the restricted stock units which vested and stock awards that were issued.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS' EQUITY (Continued)

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss was as follows (in thousands):

	Change in Gains (Losses) on Derivative Instruments, Net of Tax	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$—	$(26,963)	$(26,963)
Current period change	—	(6,665)	(6,665)

Balance at December 31, 2010	—	(33,628)	(33,628)
Current period change	11	(1,776)	(1,765)

Balance at December 31, 2011	11	(35,404)	(35,393)
Current period change	(811)	8,071	7,260

Balance at December 31, 2012	$(800)	$(27,333)	$(28,133)

10. STOCK-BASED COMPENSATION PLANS

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

        Upon the exercise of a stock option award, the vesting of a restricted stock unit or the award of common stock or restricted stock, shares of common stock are issued from authorized but unissued shares. Pursuant to the Plan, each restricted stock unit and stock award granted decreases shares available for grant by 2.5 shares and cancelations of such shares increase the shares available for grant by 2.5 shares.

        At December 31, 2012, there were 19.7 million aggregate shares reserved for issuance and 10.2 million shares available for grant under the Plan.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION PLANS (Continued)

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the consolidated statements of operations for each of the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Operating expenses:
Cost of revenues-products	$43	$46	$41
Cost of revenues-services	256	354	502
Sales and marketing	2,431	2,329	3,957
Technology and development	1,659	2,159	3,109
General and administrative	8,919	12,325	19,434

Total stock-based compensation	$13,308	$17,213	$27,043

Tax benefit recognized	$3,399	$4,172	$5,262

Restricted Stock Units

        The following table summarizes activity for restricted stock units for the year ended December 31, 2012:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2011	3,389	$6.60
Granted	1,977	$5.04
Vested	(1,401)	$6.65
Canceled	(304)	$5.99

Nonvested at December 31, 2012	3,661	$5.79

        The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2012, 2011 and 2010 was $5.04, $6.93 and $6.08, respectively. The fair value of restricted stock units that vested during the years ended December 31, 2012, 2011 and 2010 was $7.6 million, $19.8 million and $24.7 million, respectively. At December 31, 2012, the intrinsic value of nonvested restricted stock units was $20.5 million. At December 31, 2012, nonvested restricted stock units expected to vest totaled 3.3 million with an intrinsic value totaling $18.5 million. At December 31, 2012, total unrecognized compensation cost related to nonvested restricted stock units, net of expected forfeitures, was $13.4 million and was expected to be recognized over a weighted-average period of 1.2 years.

        In February 2013, 1.5 million restricted stock units vested and, upon such vesting, 0.5 million shares of common stock were withheld to pay applicable required employee withholding taxes. In connection with the vesting, shares of the Company's common stock outstanding increased by 1.0 million.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION PLANS (Continued)

Stock Options

        The following table summarizes stock option activity for the year ended December 31, 2012:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2011	3,816	$7.68
Granted	600	$5.06
Exercised	(2)	$2.55
Canceled	(1,360)	$6.36

Outstanding at December 31, 2012	3,054	$7.76	7.2	$265

Exercisable at December 31, 2012	1,220	$9.64	5.3	$0.2

Expected to vest at December 31, 2012	1,803	$6.51	8.4	$258

        The weighted-average grant date fair value of stock options granted during the year ended December 31, 2012 and 2011 was $1.06 and $1.96, respectively. The Company did not grant any stock options during the year ended December 31, 2010. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $6,000, $0.1 million, and $2.0 million, respectively. Cash received from the exercise of stock options was immaterial for the years ended December 31, 2012 and 2011. Cash received from the exercise of stock options was $1.7 million for the year ended December 31, 2010. Tax benefits realized from stock options exercised in the years ended December 31, 2012 and 2011 were immaterial. Tax benefits realized from stock options exercised in the year ended December 31, 2010 was $0.8 million. At December 31, 2012, total unrecognized compensation cost related to unvested stock options, net of expected forfeitures, was $1.8 million and was expected to be recognized over a weighted-average period of 0.7 years.

        The fair value of stock options granted during the year ended December 31, 2012 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.69%
Expected term (in years)	6.0
Dividend yield	7.9%
Volatility	46.3%

Employee Stock Purchase Plans

        In 2010, the Company adopted the 2010 Employee Stock Purchase Plan to replace the 2001 Employee Stock Purchase Plan. The 2010 Employee Stock Purchase Plan had 4.5 million shares of the common stock reserved and 3.4 million shares available for issuance at December 31, 2012. The 2001 Employee Stock Purchase Plan expired in 2011 following the completion of the final purchase thereunder.

        Under the employee stock purchase plans, each eligible employee may authorize payroll deductions of up to 15% of his or her compensation to purchase shares of United Online, Inc.'s

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK-BASED COMPENSATION PLANS (Continued)

common stock on two purchase dates each year at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of United Online, Inc.'s common stock on the employee's entry date into the two-year offering period in which the purchase date occurs or (ii) the closing market price per share of United Online, Inc.'s common stock on the purchase date. Each offering period has a 24-month duration and purchase intervals of six months.

        The fair value of employee stock purchase plan shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.2%	0.4%	0.7%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Dividend yield	7.6%	6.7%	7.3%
Volatility	37.4%	46.6%	57.6%

        The assumptions presented in the table above represent the weighted average of the applicable assumptions used to value employee stock purchase plan shares. The Company calculates expected volatility based on historical volatility of United Online, Inc.'s common stock. The expected term represents the amount of time remaining in the 24-month offering period. The risk-free interest rate assumed in valuing the employee stock purchase plan shares is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the closing market price of United Online, Inc.'s common stock at the date of grant.

        For the years ended December 31, 2012, 2011 and 2010, the Company recognized $1.4 million, $1.2 million and $1.4 million, respectively, of stock-based compensation related to the employee stock purchase plans. At December 31, 2012, total unrecognized compensation cost related to the 2010 Employee Stock Purchase Plan was $1.0 million and was expected to be recognized over a weighted-average period of 0.6 years.

11. INCOME TAXES

        Income before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$(4,711)	$43,718	$63,059
Foreign	25,071	31,688	26,856

Income before income taxes	$20,360	$75,406	$89,915

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The provision for income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$8,454	$17,635	$25,144
State	2,730	(4,536)	2,743
Foreign	7,881	6,637	8,264

	19,065	19,736	36,151

Deferred:
Federal	(8,288)	1,192	2,530
State	(2,107)	3,805	(981)
Foreign	(852)	(1,057)	(1,472)

	(11,247)	3,940	77

Provision for income taxes	$7,818	$23,676	$36,228

        The provision for income taxes reconciled to the amount computed by applying the statutory federal rate to income before taxes as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal taxes at statutory rate of 35%	$7,126	$26,392	$31,470
State taxes, net	296	1,662	2,846
Nondeductible compensation	1,728	2,433	4,284
Deferred tax adjustment—U.K. statutory rate reduction	(1,026)	(1,093)	(571)
Effects of foreign income	(3,023)	(3,300)	(3,321)
Foreign distribution	8,273	9,890	9,636
Foreign tax credit	(6,291)	(7,869)	(6,807)
Changes in uncertain tax positions	(99)	(3,732)	(1,448)
Other differences, net	834	(707)	139

Provision for income taxes	$7,818	$23,676	$36,228

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss and tax credit carryforwards	$47,910	$51,046
Stock-based compensation	3,725	3,212
Other, net	12,635	13,781

Total gross deferred tax assets	64,270	68,039
Less: valuation allowance	(10,490)	(8,777)

Total deferred tax assets after valuation allowance	53,780	59,262

Deferred tax liabilities:
Amortization of acquired intangible assets	(62,567)	(76,069)
Depreciation and amortization	(10,830)	(11,704)

Total deferred tax liabilities	(73,397)	(87,773)

Net deferred tax liabilities	$(19,617)	$(28,511)

	December 31,
	2012	2011
Current deferred tax assets, net	$12,279	$15,587
Non-current deferred tax liabilities, net	(31,896)	(44,098)

Net deferred tax liabilities	$(19,617)	$(28,511)

        The Company had a valuation allowance of $10.5 million and $8.8 million at December 31, 2012 and 2011, respectively, to reduce deferred tax assets to an amount that is more likely than not to be realized in future periods. The valuation allowance relates primarily to net operating losses and foreign tax credits.

        At December 31, 2012 and 2011, the Company had gross unrecognized tax benefits totaling $4.8 million and $4.3 million, respectively, of which $4.1 million and $4.3 million, respectively, would have an impact on the Company's effective income tax rate, if recognized. A reconciliation of the

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

beginning and ending amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$4,292	$8,530	$9,729
Additions for current year tax positions	263	965	743
Additions for prior year tax positions	1,171	527	475
Reductions related to settlements with taxing authorities	(470)	(5,387)	—
Reductions due to lapse in statutes of limitations	(426)	(343)	(2,417)

Ending balance	$4,830	$4,292	$8,530

        The reductions in gross unrecognized tax benefits in the current year relate primarily to the settlement of a state income tax audit, as well as the lapse of statutes of limitations.

        The Company files income tax returns in the U.S., various state and local jurisdictions, the U.K., Germany, and certain other foreign jurisdictions. The Company is currently under audit by the Internal Revenue Service ("IRS") and certain state and local tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. Tax years prior to 2009 are generally not subject to examination by the IRS except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. With few exceptions, the Company is not subject to state or local examinations for years prior to 2008. The Company is generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. While the Company does not expect material changes, it is possible that the amount of unrecognized benefit with respect to its uncertain tax positions could significantly increase or decrease within the next 12 months related to the Company's ongoing audits. At this time, the Company is unable to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective income tax rate related to such positions.

        The Company had $1.7 million and $1.4 million accrued for interest and penalties relating to uncertain tax positions at December 31, 2012 and 2011, respectively, all of which is included in income taxes payable. The Company recognized net interest and penalties totaling $0.9 million, $0.5 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        At December 31, 2012 and 2011, U.S. income taxes were not provided on $4.7 million and $4.7 million, respectively, of undistributed earnings of the Company's India subsidiary because such earnings have been permanently reinvested in foreign operations. The determination of taxes associated with the undistributed earnings is not practicable. The Company provided for U.S. income taxes on the earnings of its U.K. and German subsidiaries.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        For the years ended December 31, 2012, 2011 and 2010, income tax shortfalls, net, attributable to equity-based compensation that were allocated to stockholders' equity totaled $0.4 million, $1.0 million and $1.0 million, respectively.

        At December 31, 2012, the Company had federal, state and foreign net operating loss carryforwards of $100 million, $44.6 million and $5.8 million, respectively. The federal net operating loss carryforwards will begin to expire in 2018, the state net operating loss carryforwards began expiring in 2009 and the foreign net operating loss carryforwards generally have an indefinite life. These carryforwards have been adjusted to reflect the Company's estimate of limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

12. NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income	$12,542	$51,730	$53,687
Income allocated to participating securities	(1,225)	(1,993)	(3,233)

Net income attributable to common stockholders	$11,317	$49,737	$50,454

Denominator:
Weighted-average common shares	90,469	88,478	86,429

Add: Dilutive effect of non-participating securities	95	153	633

Shares used to calculate diluted net income per common share	90,564	88,631	87,062

Basic net income per common share	$0.13	$0.56	$0.58

Diluted net income per common share	$0.12	$0.56	$0.58

        The diluted net income per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the years ended December 31, 2012, 2011 and 2010 were 4.8 million, 4.4 million and 2.5 million, respectively.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Facility Closure and Relocation Costs	Contract Termination Costs	Total
Accrued restructuring and other exit costs at December 31, 2009	$164	$—	$—	$164
Restructuring and other exit costs	1,617	898	300	2,815
Cash paid for restructuring and other exit costs	(628)	(630)	(285)	(1,543)
Other	(71)	108	(15)	22

Accrued restructuring and other exit costs at December 31, 2010	1,082	376	—	1,458

Restructuring and other exit costs	5,460	56	161	5,677
Cash paid for restructuring and other exit costs	(2,391)	(418)	(114)	(2,923)
Other	—	(14)	(47)	(61)

Accrued restructuring and other exit costs at December 31, 2011	4,151	—	—	4,151

Restructuring and other exit costs	91	—	—	91
Cash paid for restructuring and other exit costs	(4,174)	—	—	(4,174)

Accrued restructuring and other exit costs at December 31, 2012	$68	$—	$—	$68

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

14. COMMITMENTS AND CONTINGENCIES

Leases

        Future minimum lease payments at December 31, 2012 under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

		Year Ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
Operating leases	$24,840	$11,688	$6,524	$2,304	$1,904	$1,889	$531

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        The Company leases certain office space, data centers, vehicles, and office equipment under operating leases expiring at various periods through 2018. Certain of the Company's operating leases include rent holidays, as well as rent escalation provisions. The Company records rent expense on a straight-line basis over the lease term. Rent expense under operating leases for the years ended December 31, 2012, 2011 and 2010 was $13.8 million, $15.2 million and $16.7 million, respectively.

        In December 2010, the Company's MyPoints subsidiary entered into a sublease agreement with Blackrock, Inc., a five percent or more shareholder, and Blackrock Realty Advisors, Inc., whereby MyPoints leases approximately 18,000 square feet of office space in San Francisco, California. In connection with the sublease agreement, United Online, Inc. entered into a parent guaranty of all obligations under the sublease. The term of the sublease will expire in 2014.

Letters of Credit

        Letters of credit are maintained pursuant to certain of the Company's lease arrangements. The letters of credit remain in effect, generally, at declining levels through the terms of the related leases. In addition, standby letters of credit are maintained by FTD to secure credit card processing activity and certain inventory purchases. Certificates of deposit totaling $0.3 million and $0.3 million at December 31, 2012 and 2011, respectively, were maintained by the Company in connection with certain of these letters of credit and were included in other current assets and other assets in the consolidated balance sheets. Commitments under letters of credit at December 31, 2012 were scheduled to expire as follows (in thousands):

		Year Ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
Letters of credit	$1,731	$1,553	$16	$—	$—	$—	$162

Contingent Consideration

        Contingent consideration at December 31, 2012 was as follows:

		Year Ending December 31,
	Total	2013	2014	2015
Contingent consideration	$8,561	$3,899	$2,417	$2,245

Purchase Obligations

        Purchase obligations at December 31, 2012 were as follows:

		Year Ending December 31,
	Total	2013	2014	2015
Purchase obligations	$14,709	$12,684	$1,664	$361

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Other Long-Term Liabilities

        Other long-term liabilities at December 31, 2012 were as follows:

		Year Ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
Other long-term liabilities	$2,601	$1,056	$728	$105	$103	$101	$508

        At December 31, 2012, the Company had liabilities for uncertain tax positions totaling $5.3 million, of which $0.2 million was included in the other long-term liabilities table above and, at December 31, 2012, was expected to be due in less than one year. The Company is not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

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

Legal Matters

        In October 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. In December 2008, Xavier Vasquez filed a purported class action complaint against Classmates Online, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs sought injunctive relief and damages. In April 2009, the United

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

States District Court of the Western District of Washington consolidated the Michaels and the Vasquez actions and designated the Michaels action as the lead case. In March 2010, the parties entered into a comprehensive class action settlement agreement. In February 2011, the court denied final approval of such settlement agreement. In March 2011, the parties entered into a revised settlement agreement and, in July 2011, the court issued an order granting preliminary approval of the revised settlement agreement. The parties subsequently modified the settlement agreement in August 2011. In June 2012, the District Court issued an order granting final approval of the settlement and certifying the class. In July 2012, four separate notices of appeal of the District Court order were filed with the United States Court of Appeals for the Ninth Circuit. Such appeals have since been resolved and the order granting final approval of the settlement and certifying the class is final. The settlement administrator is in the process of paying the claimants. The distribution to all claimants is expected to be completed in late March 2013.

        In June 2011, Memory Lane, Inc., a California corporation, filed a complaint in United States District Court, Central District of California, against Classmates International, Inc., Classmates Online, Inc. and the Company's Memory Lane, Inc. subsidiary ("Memory Lane"), alleging false designation of origin under the Lanham Act, 15 U.S.C. section 1125, and state and common law unfair competition. The complaint includes requests for an award of damages and for preliminary and permanent injunctive relief. Notwithstanding the request for preliminary injunctive relief, no motion for such relief has been filed. Memory Lane responded to the complaint in September 2011. In October 2011, the plaintiff amended its complaint to, among other things, dismiss Classmates International, Inc. and add United Online, Inc. as a defendant. The discovery cut-off date was in October 2012. A trial date of June 18, 2013 has been set.

        In March 2012, Hope Kelm, Barbara Timmcke, Regina Warfel, Brett Reilly, Juan M. Restrepo, and Jennie H. Pham filed a purported class action complaint (the "Kelm Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corporation, Citigroup, Inc., and Citibank, N.A. (collectively, the "Credit Card Company Defendants"); (ii) 1-800-Flowers.com, Inc., United Online, Inc., Memory Lane, Inc., Classmates International, Inc., FTD Group, Inc., Days Inns Worldwide, Inc., Wyndham Worldwide Corporation, PeopleFindersPro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InterActiveCorp, and Shoebuy.com, Inc. (collectively, the "E-Merchant Defendants"); and (iii) Trilegiant Corporation, Inc. ("Trilegiant"), Affinion Group, LLC ("Affinion") and Apollo Global Management, LLC ("Apollo"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act by all defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes by the Credit Card Company Defendants; (3) violations of the Electronic Communications Privacy Act by Trilegiant, Affinion and the E-Merchant Defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (4) violations of the Connecticut Unfair Trade Practices Act by Trilegiant, Affinion, Apollo, and the E-Merchant Defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (5) violation of California Business and Professions Code section 17602 by Trilegiant, Affinion, Apollo, and the E-Merchant Defendants; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        In March 2012, Debra Miller and William Thompson filed a purported class action complaint (the "Miller Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Trilegiant, Affinion, Apollo, Vertrue, Inc., Webloyalty.com, Inc., and Adaptive Marketing, LLC (collectively, the "Membership Companies"); (ii) 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., IAC/Interactivecorp, Inc., Memory Lane, Inc., Peoplefinderspro, Inc., Rakuten USA, Inc., Shoebuy.com, Inc., United Online, Inc., Wells Fargo & Company, and Wyndham Worldwide Corporation (collectively, the "Marketing Companies"); and (iii) Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., and Citibank, N.A. (collectively, the "Credit Card Companies"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act by all defendants, and aiding and abetting violations of such act by the Credit Card Companies; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes by the Credit Card Companies; (3) violations of the Electronic Communications Privacy Act by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (4) violations of the Connecticut Unfair Trade Practices Act by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (5) violation of California Business and Professions Code section 17602 by the Membership Companies and the Marketing Companies; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        In April 2012, the Kelm Class Action and the Miller Class Action were consolidated with a related case under the case caption In re Trilegiant Corporation, Inc. In September 2012, the plaintiffs filed their consolidated amended complaint and named five additional defendants. The defendants have filed motions to dismiss the consolidated amended complaint. Plaintiffs' responses to the motions to dismiss were due on February 7, 2013 and the reply briefs are due on March 7, 2013.

        In addition, in December 2012, David Frank filed a purported class action complaint (the "Frank Class Action") in United States District Court, District of Connecticut, against the following defendants: Trilegiant, Affinion, Apollo (collectively, the "Frank Membership Companies"); 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., Hotwire, Inc., IAC/Interactivecorp, Inc., Memory Lane, Inc., Orbitz Worldwide, LLC, PeopleFindersPro, Inc., Priceline.com, Inc., Shoebuy.com, Inc., TigerDirect, Inc., United Online, Inc., and Wyndham Worldwide Corporation (collectively, the "Frank Marketing Companies"); Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., Chase Paymentech Solutions, LLC, Citibank, N.A., Citigroup, Inc., and Wells Fargo Bank, N.A. (collectively, the "Frank Credit Card Companies"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act (RICO) by all defendants; (2) aiding and abetting violations of RICO by the Frank Credit Card Companies; (3) aiding and abetting commissions of mail fraud, wire fraud and bank fraud by the Frank Credit Card Companies; (4) violation of the Electronic Communications Privacy Act by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies;

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

(5) violations of the Connecticut Unfair Trade Practices Act by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (6) violation of California Business and Professions Code section 17602 by the Frank Membership Companies and the Frank Marketing Companies; and (7) unjust enrichment by all defendants. On January 23, 2012, the plaintiff moved to consolidate the Frank Class Action with the In re Trilegiant Corporation Inc. action. In response, the court ordered the plaintiff to show cause as to why, among other things, the plaintiff should be afforded named plaintiff status. The plaintiff's response to the show cause order was due February 15, 2013.

        In December 2008, Interflora, Inc. (in which United Online has an indirect, two-thirds ownership interest) and Interflora British Unit (an indirect, wholly-owned subsidiary of United Online) issued proceedings against Marks and Spencer plc in an action claiming infringement of U.K. trademark registration number 1329840 and European Community trademark registration number 909838, both for the word "Interflora". Marks and Spencer did not make a counterclaim. In July 2009, the High Court of Justice of England and Wales (the "High Court"), referred questions to the Court of Justice of European Union ("CJEU") for a preliminary ruling. In September 2011, the CJEU handed down its judgment on the questions referred by the High Court. In February 2012, the High Court scheduled the trial for April 2013. In September 2012, Interflora British Unit executed an indemnity agreement by which Interflora British Unit agreed to indemnify Interflora, Inc. against all losses and expenses arising out of this action which Interflora, Inc. may incur after July 10, 2012. The parties are in the process of preparing for trial. If Marks and Spencer successfully defends the action, Interflora, Inc. and Interflora British Unit could be ordered to pay Marks and Spencer's legal fees, costs and expenses, together with interest on any amounts awarded, for which Interflora British Unit would be solely liable under the indemnity agreement.

        The Company has been cooperating with certain governmental authorities in connection with their respective investigations of its former post-transaction sales practices and certain other current or former business practices:

  •
  In 2010, FTD.com, Inc. and Classmates Online, Inc., now known as Memory Lane, Inc., received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and Washington. The primary focus of the inquiry concerns certain post-transaction sales practices in which these subsidiaries previously engaged with certain third-party vendors. In the second quarter of 2012, the Company received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these subsidiaries for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. The Company rejected the Multistate Work Group's offer but has entered into discussions with the Multistate Work Group in an effort to reach a negotiated resolution. In the meantime, the Company is continuing to cooperate with the Multistate Work Group and is providing requested information. There can be no assurances as to the terms on which the Multistate Work Group and the Company may agree to settle this matter, or that any settlement of this matter may be reached. The Company is not able to reasonably estimate the

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

    amount of possible loss or range of loss that may arise, if any. In the event that the Multistate Work Group and the Company agree to settle this matter, or if no settlement is reached and there are adverse judgments against the Company in connection with litigation filed by the Attorneys General of the Multistate Work Group, there could be a material adverse effect on the Company's financial position, results of operations and its cash flows.

  •
  In 2010, Classmates Online, Inc. received a subpoena from the Attorney General for the District of Columbia regarding the subsidiary's marketing, billing, and renewal practices, including, without limitation, its former post-transaction sales practices. The parties have entered into discussions in an effort to reach a negotiated resolution. In the meantime, Classmates Online, Inc. is continuing to cooperate with the Attorney General and is providing requested information.

  •
  In 2011, Classmates Online, Inc. received a civil investigative demand from the Attorney General for the State of Washington regarding its marketing, refund, cancelation, and renewal practices. Prior to that, in 2009, Classmates Online, Inc. had received a civil investigative demand from the Attorney General for the State of Washington regarding certain post-transaction sales practices in which it had previously engaged with certain third-party vendors. In 2012, the Attorney General for the State of Washington joined the aforementioned Multistate Work Group. The Company believes that by joining the Multistate Work Group, the Attorney General's investigation may have been consolidated into the Multistate Work Group's inquiry.

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

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At December 31, 2012, the Company had a reserve of $0.7 million for the settlement of the Michaels class action. With respect to the other legal matters described above, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. PLANNED SPIN-OFF

        On August 1, 2012, United Online, Inc. announced that its Board of Directors had approved a preliminary plan to separate the Company into two independent, publicly-traded companies: FTD, which will include the domestic and international operations of the Company's FTD segment, and United Online, Inc., which will continue to include the businesses of the Company's Content & Media and Communications segments (the "FTD Spin-Off Transaction"). The FTD Spin-Off Transaction is expected to take the form of a tax-free pro rata distribution to stockholders of United Online, Inc. and is subject to a number of conditions, including final approval of transaction specifics by the Board of Directors of United Online, Inc., receipt of a favorable private letter ruling from the IRS and an opinion of counsel, the filing and effectiveness of a registration statement with the SEC, and other related matters. The Company anticipates that the IRS ruling will confirm that the distribution of shares of FTD Group, Inc. common stock will not result in the recognition, for U.S. Federal income tax purposes, of income, gain or loss by United Online, Inc. or its stockholders. The FTD Spin-Off Transaction will not require stockholder approval. While the Company expects that the FTD Spin-Off Transaction will be completed by the end of the third quarter of 2013, there can be no assurance that it will be completed on the anticipated schedule or that its terms will not change. The Company is also continuing to explore strategic alternatives for its Content & Media and Communications businesses and monetization opportunities for its portfolio of patents and patent applications (the "Potential Patent Transactions" and, together with the other potential transactions described above, the "Strategic Transactions"). For the year ended December 31, 2012, the Company recorded $4.1 million of transaction-related costs in connection with the Strategic Transactions. Following completion of the FTD Spin-Off Transaction, the historical results of the FTD segment will be presented as discontinued operations in the Company's consolidated financial statements.

16. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow disclosures (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash paid for interest	$12,942	$19,012	$20,273
Cash paid for income taxes, net	$14,226	$33,498	$43,703
Non-cash investing and financing activities:
Decrease in dividend equivalents payable on restricted stock units	$—	$(174)	$(138)

        At December 31, 2012, non-cash investing items included $3.0 million of property and equipment that was not yet paid for and was included in accounts payable and other liabilities in the Company's consolidated balance sheets. Non-cash investing items for the years ended December 31, 2011 and 2010 were immaterial.

17. SUBSEQUENT EVENT

        In the quarter ending March 31, 2013, the Company reduced headcount and will record approximately $2.1 million of restructuring and other exit costs related to employee termination costs in the Content & Media segment.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data)

	Quarter Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2012:
Revenues	$218,983	$177,751	$231,857	$242,292
Cost of revenues	$118,649	$89,353	$125,328	$131,165
Operating income (loss)	$(14,909)	$8,438	$16,940	$21,257
Net income (loss)	$(12,453)	$4,931	$8,545	$11,519
Net income (loss) attributable to common stockholders	$(12,784)	$4,587	$8,251	$11,183
Basic net income (loss) per common share	$(0.14)	$0.05	$0.09	$0.12
Diluted net income (loss) per common share	$(0.14)	$0.05	$0.09	$0.12

	Quarter Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2011:
Revenues	$217,921	$182,694	$255,565	$241,505
Cost of revenues	$109,369	$83,323	$132,380	$121,203
Operating income	$23,674	$20,223	$27,789	$22,616
Net income	$12,865	$11,916	$14,768	$12,181
Net income attributable to common stockholders	$12,473	$11,449	$14,191	$11,626
Basic net income per common share	$0.14	$0.13	$0.16	$0.13
Diluted net income per common share	$0.14	$0.13	$0.16	$0.13

UNITED ONLINE, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY BALANCE SHEETS

(in thousands)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$51,065	$67,725
Other current assets	51,203	—

Total current assets	102,268	67,725
Investments in subsidiaries	1,147,862	1,139,266
Other assets	—	50,000

Total assets	$1,250,130	$1,256,991

Liabilities and Stockholders' Equity
Current liabilities:
Intercompany payables	$774,379	$776,856

Total current liabilities	774,379	776,856

Total liabilities	774,379	776,856

Total stockholders' equity	475,751	480,135

Total liabilities and stockholders' equity	$1,250,130	$1,256,991

The accompanying notes are an integral part of these financial statements.

UNITED ONLINE, INC.

PARENT COMPANY STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Revenues	$—	$—	$—
Operating expenses:
General and administrative	—	—	—

Total operating expenses	—	—	—

Operating income	—	—	—
Interest income	46	38	75
Intercompany interest income	4,813	4,813	4,813
Interest expense	—	—	(931)

Income before income taxes	4,859	4,851	3,957
Provision for income taxes	1,944	1,940	1,583

Income before income in equity investees	2,915	2,911	2,374
Income in equity investees	9,627	48,819	51,313

Net income	$12,542	$51,730	$53,687

The accompanying notes are an integral part of these financial statements.

UNITED ONLINE, INC.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$22,955	$19,850	$6,107

Cash flows from investing activities:
Net cash used for investing activities	—	—	—

Cash flows from financing activities:
Payments on term loan	—	—	(24,819)
Proceeds from exercises of stock options	5	37	1,698
Proceeds from employee stock purchase plans	3,008	3,907	4,440
Repurchases of common stock	(2,623)	(7,743)	(20,565)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	(37,528)	(37,213)	(36,966)
Capital receipts from (contributions to) subsidiaries, net	(2,477)	43,255	56,916

Net cash provided by (used for) financing activities	(39,615)	2,243	(19,296)

Change in cash and cash equivalents	(16,660)	22,093	(13,189)
Cash and cash equivalents, beginning of period	67,725	45,632	58,821

Cash and cash equivalents, end of period	$51,065	$67,725	$45,632

The accompanying notes are an integral part of these financial statements.

UNITED ONLINE, INC.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The financial statements for United Online, Inc. (the "Parent Company") summarize the results of operations and cash flows of the Parent Company for the years ended December 31, 2012, 2011 and 2010 and its financial position at December 31, 2012 and 2011.

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

        Under the terms of the Credit Agreement, FTD Group, Inc., a subsidiary of United Online, Inc., is generally restricted from transferring funds to United Online, Inc., with certain exceptions, including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations) which may be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the Credit Agreement are satisfied. These restrictions have resulted in restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group, Inc. and its subsidiaries totaling $277.6 million and $262.1 million at December 31, 2012 and 2011, respectively, which exceeded 25% of the consolidated net assets of United Online, Inc. and its subsidiaries.

2. DIVIDENDS RECEIVED FROM SUBSIDIARIES

        During the year ended December 31, 2012, FTD Group, Inc. paid $19.3 million in dividends to the Parent Company, including $4.3 million of equity-related compensation payments. During the year ended December 31, 2011, FTD Group, Inc. paid $15.0 million in dividends to the Parent Company. During the year ended December 31, 2010, no dividends were paid to the Parent Company by its subsidiaries.

UNITED ONLINE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charged (Credited) to Other Accounts	Charges Utilized (Write-offs)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2012	$10,521	$2,347	$792	$(2,807)	$10,853
Year ended December 31, 2011	$10,431	$3,088	$553	$(3,551)	$10,521
Year ended December 31, 2010	$8,777	$5,445	$389	$(4,180)	$10,431

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision		Charged to Other Accounts	Tax Valuation Allowance Credited to Income Tax Provision		Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2012	$8,777	$1,835	(e)	$—	$(122	)(b)	$10,490
Year ended December 31, 2011	$7,510	$3,577	(c)	$—	$(2,310	)(d)	$8,777
Year ended December 31, 2010	$6,541	$1,194	(a)	$—	$(225	)(b)	$7,510

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

(d)
Includes the release of valuation allowance for the utilization of foreign losses, as well as changes in judgment as to the realizability of foreign net operating loss carryforward benefits.

(e)
Includes the increase in valuation allowance due to foreign tax credits and state net operating loss and credit carryforwards, the benefit of which is not currently recognizable due to uncertainty regarding realization.