Form 10-Q
period 2013-03-31
UNITED ONLINE INC
filed 2013-05-08
CIK 1142701

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

        There were 92,509,447 shares of the Registrant's common stock outstanding at May 3, 2013.

UNITED ONLINE, INC.
INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2013

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; the Company's strategies, including the planned separation of the Company and FTD into separate, publicly-traded companies and the expected benefits of such transaction; anticipated changes to senior management; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$132,268	$136,444
Accounts receivable, net of allowance for doubtful accounts	42,248	43,721
Inventories, net	12,071	16,116
Deferred tax assets, net	12,037	12,279
Other current assets	12,074	14,918

Total current assets	210,698	223,478
Property and equipment, net	54,817	57,877
Goodwill	442,991	452,042
Intangible assets, net	204,368	216,437
Other assets	13,561	13,585

Total assets	$926,435	$963,419

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$68,181	$80,543
Accrued liabilities	39,706	45,253
Member redemption liability	17,451	18,033
Deferred revenue	48,162	47,556
Current portion of long-term debt	10,856	10,856

Total current liabilities	184,356	202,241
Member redemption liability	4,400	4,542
Deferred revenue	1,983	2,025
Long-term debt, net of discounts	233,236	233,144
Deferred tax liabilities, net	29,230	31,896
Other liabilities	9,327	14,485

Total liabilities	462,532	488,333

Commitments and contingencies
Stockholders' equity:
Common stock	9	9
Additional paid-in capital	493,135	500,769
Accumulated other comprehensive loss	(39,946)	(28,133)
Retained earnings	10,705	2,441

Total stockholders' equity	463,903	475,086

Total liabilities and stockholders' equity	$926,435	$963,419

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2013	2012
Revenues:
Products	$155,087	$142,599
Services	92,297	99,693

Total revenues	247,384	242,292
Operating expenses:
Cost of revenues—products	119,191	109,008
Cost of revenues—services	22,366	22,183
Sales and marketing	45,961	46,759
Technology and development	12,424	11,586
General and administrative	26,562	24,287
Amortization of intangible assets	7,747	7,309
Contingent consideration—fair value adjustment	(5,149)	—
Restructuring and other exit costs	2,289	(71)

Total operating expenses	231,391	221,061

Operating income	15,993	21,231
Interest income	153	238
Interest expense	(3,192)	(3,458)
Other income, net	367	204

Income before income taxes	13,321	18,215
Provision for income taxes	3,202	6,712

Net income	$10,119	$11,503

Income allocated to participating securities	(262)	(335)

Net income attributable to common stockholders	$9,857	$11,168

Basic net income per common share	$0.11	$0.12

Shares used to calculate basic net income per common share	91,579	89,794

Diluted net income per common share	$0.11	$0.12

Shares used to calculate diluted net income per common share	91,812	89,894

Dividends paid per common share	$0.10	$0.10

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Quarter Ended March 31,
	2013	2012
Net income	$10,119	$11,503
Other comprehensive income (loss):
Cash flow hedges:
Changes in net gains (losses) on derivatives, net of tax of $20 and $(31) for the quarter ended March 31, 2013 and 2012, respectively	31	(44)
Derivative settlement losses (gains) reclassified into earnings, net of tax of $(36) and $18 for the quarter ended March 31, 2013 and 2012, respectively	60	(30)
Other hedges:
Changes in net gains (losses) on derivatives, net of tax of $49 and $(40) for the quarters ended March 31, 2013 and 2012, respectively	77	(58)
Foreign currency translation	(11,981)	5,577

Other comprehensive income (loss)	(11,813)	5,445

Comprehensive income (loss)	$(1,694)	$16,948

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2012	91,092	$9	$500,769	$(28,133)	$2,441	$475,086
Vesting of restricted stock units	993	—	—	—	—	—
Repurchases of common stock	—	—	(3,272)	—	—	(3,272)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(7,583)	—	(1,855)	(9,438)
Stock-based compensation	—	—	3,046	—	—	3,046
Tax benefits from equity awards	—	—	175	—	—	175
Other comprehensive loss	—	—	—	(11,813)	—	(11,813)
Net income	—	—	—	—	10,119	10,119

Balance at March 31, 2013	92,085	$9	$493,135	$(39,946)	$10,705	$463,903

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$10,119	$11,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,005	14,219
Stock-based compensation	3,046	3,454
Provision for doubtful accounts receivable	569	729
Contingent consideration—fair value adjustment	(5,149)	—
Accretion of discounts and amortization of debt issue costs	188	202
Deferred taxes, net	(1,833)	(1,315)
Tax benefits (shortfalls) from equity awards	206	(274)
Excess tax benefits from equity awards	(213)	(13)
Other, net	(159)	91
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	580	3,077
Inventories, net	3,996	(1,614)
Other assets	2,732	6,283
Accounts payable and accrued liabilities	(13,839)	(18,773)
Member redemption liability	(725)	(501)
Deferred revenue	1,105	(286)
Other liabilities	(481)	93

Net cash provided by operating activities	15,147	16,875

Cash flows from investing activities:
Purchases of property and equipment	(5,312)	(4,212)
Purchases of rights, content and intellectual property	(287)	(519)
Purchases of investments	(11)	(18)
Proceeds from sales of investments	56	89

Net cash used for investing activities	(5,554)	(4,660)

Cash flows from financing activities:
Payments on term loan	—	(663)
Proceeds from exercises of stock options	—	4
Repurchases of common stock	(3,272)	(2,082)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	(9,438)	(9,250)
Excess tax benefits from equity awards	213	13

Net cash used for financing activities	(12,497)	(11,978)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,272)	1,318
Change in cash and cash equivalents	(4,176)	1,555
Cash and cash equivalents, beginning of period	136,444	136,105

Cash and cash equivalents, end of period	$132,268	$137,660

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

        On August 1, 2012, United Online, Inc. announced that its Board of Directors had approved a preliminary plan to separate the Company into two independent, publicly-traded companies: FTD Companies, Inc., which will include the domestic and international operations of the Company's FTD segment, and United Online, Inc., which will continue to include the businesses of the Company's Content & Media and Communications segments. The transaction is expected to take the form of a tax-free pro rata distribution to stockholders of United Online, Inc. The transaction is subject to a number of conditions, including final approval of transaction specifics by the Board of Directors, and is planned to be completed by the end of the third quarter of 2013.

        On April 30, 2013, FTD Companies, Inc. filed an initial registration statement on Form 10 with the Securities and Exchange Commission (the "SEC") in connection with the separation of FTD Companies, Inc. from United Online, Inc.

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

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet information at December 31, 2012 was derived from the Company's audited consolidated financial statements, filed on March 4, 2013, with the SEC in

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

the Company's Annual Report on Form 10-K for the year ended December 31, 2012, but does not include all of the disclosures required by GAAP.

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2012 included in the Company's Annual Report on Form 10-K.

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

        Reclassifications and Revisions—Certain prior-period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the previously-reported consolidated results of operations or stockholders' equity. Certain revisions have been recorded in prior periods, which had immaterial impacts on the previously-reported consolidated financial statements.

        The Company identified an error related to the elimination of intercompany revenues within its FTD segment, whereby intercompany revenues were being eliminated in consolidation from services revenues instead of products revenues. Reported revenues, both consolidated and for the FTD segment, were correct in total; however, the error resulted in an overstatement of products revenues and an understatement of services revenues. The Company evaluated this error and concluded that it did not result in a material misstatement of the Company's previously-issued consolidated financial statements. Accordingly, the Company has determined to revise, in this report and future filings, its previously-reported products revenues and services revenues reported in the Company's consolidated statements of operations, as well as FTD segment products revenues and FTD segment services revenues within Note 2—"Segment Information". The error represented an overstatement of products revenues and an understatement of services revenues totaling $18.4 million, $17.7 million, $13.6 million, and $4.8 million for the years ended December 31, 2012, 2011 and 2010 and for the quarter ended March 31, 2012, respectively.

        The Company identified an error in the calculation of the MyPoints member redemption liability, which impacted prior-period balances. The Company evaluated this error and concluded that it did not result in a material misstatement of the Company's previously-issued consolidated financial statements, although the cumulative impact of correcting for the adjustment in the quarter ended March 31, 2013 could be material to the year ending December 31, 2013. Accordingly, the Company has determined to revise, in this report and future filings, its previously-reported consolidated financial statements, including the Company's consolidated balance sheet at December 31, 2012 and the Company's unaudited condensed consolidated statement of operations and unaudited condensed consolidated statement of cash flows for the quarter ended March 31, 2012, to adjust for this error. As a result of

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

this error, accrued liabilities, additional paid-in capital and retained earnings were overstated by $0.4 million, $0.2 million and $0.8 million, respectively, at December 31, 2012 and member redemption liability—current, member redemption liability—long-term, and other liabilities were understated by $0.9 million, $0.2 million and $0.3 million, respectively, at December 31, 2012. Additionally, cost of revenues—services was understated by $26,000 for the quarter ended March 31, 2012 and provision for income taxes and net income were overstated by $10,000 and $16,000, respectively, for the quarter ended March 31, 2012. There was no impact on net cash provided by operating activities; however, adjustments to deferred taxes, net, and changes in member redemption liability within cash flows from operating activities were understated by $0.3 million and $26,000, respectively, for the quarter ended March 31, 2012 and changes in accounts payable and accrued liabilities within cash flows from operating activities was overstated by $0.3 million for the quarter ended March 31, 2012.

        The Company identified an error in the calculation of provision for income taxes as it relates to changes in the estimated fair value of contingent consideration. Changes in the estimated fair value of contingent consideration are recorded in the consolidated statements of operations, while, for tax purposes, such changes are treated as a purchase price adjustment; however, the Company previously recorded a provision for income taxes associated with such changes. The Company evaluated this error and concluded that it did not result in a material misstatement of the Company's previously-reported consolidated financial statements. Accordingly, the Company has determined to revise, in this report and future filings, its previously-reported consolidated financial statements, including the Company's consolidated balance sheet at December 31, 2012. As a result of this error, other current assets, accrued liabilities and retained earnings were understated by $0.4 million, $0.1 million and $0.3 million, respectively, at December 31, 2012.

Accounting Policies

        Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion of all significant accounting policies.

Recent Accounting Pronouncements

        Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income —Effective January 1, 2013, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, as codified in Accounting Standards Codification ("ASC") 220. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Quarter Ended March 31, 2013
	FTD	Content & Media	Communications	Total
Products	$153,202	$624	$1,261	$155,087
Services	37,081	21,161	17,834	76,076
Advertising and other	—	11,041	5,545	16,586

Total segment revenues	$190,283	$32,826	$24,640	$247,749

Segment income from operations	$26,737	$5,794	$6,630	$39,161

	Quarter Ended March 31, 2012
	FTD	Content & Media	Communications	Total
Products	$141,402	$900	$297	$142,599
Services	35,045	25,786	21,068	81,899
Advertising and other	—	12,759	5,395	18,154

Total segment revenues	$176,447	$39,445	$26,760	$242,652

Segment income from operations	$24,080	$7,311	$10,365	$41,756

        See Note 1—"Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements—Basis of Presentation—Reclassifications and Revisions" for information related to the revisions of FTD segment products revenues and services revenues.

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2013	2012
Segment revenues:
FTD	$190,283	$176,447
Content & Media	32,826	39,445
Communications	24,640	26,760

Total segment revenues	247,749	242,652
Intersegment eliminations	(365)	(360)

Consolidated revenues	$247,384	$242,292

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2013	2012
Segment operating expenses:
FTD	$163,546	$152,367
Content & Media	27,032	32,134
Communications	18,010	16,395

Total segment operating expenses	208,588	200,896
Depreciation	6,145	6,475
Amortization of intangible assets	8,860	7,744
Unallocated corporate expenses	8,163	6,306
Intersegment eliminations	(365)	(360)

Consolidated operating expenses	$231,391	$221,061

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2013	2012
Segment income from operations:
FTD	$26,737	$24,080
Content & Media	5,794	7,311
Communications	6,630	10,365

Total segment income from operations	39,161	41,756
Depreciation	(6,145)	(6,475)
Amortization of intangible assets	(8,860)	(7,744)
Unallocated corporate expenses	(8,163)	(6,306)

Consolidated operating income	$15,993	$21,231

        International revenues are primarily generated by the Company's operations in Europe. International revenues totaled $63.4 million and $62.0 million for the quarters ended March 31, 2013 and 2012, respectively. The FTD segment's international revenues, which are primarily generated by Interflora in the U.K. and the Republic of Ireland, totaled $55.0 million and $52.6 million for the quarters ended March 31, 2013 and 2012, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	March 31, 2013	December 31, 2012
United States	$58,039	$60,622
Europe	10,339	10,840

Total long-lived assets	$68,378	$71,462

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Financing Receivables

        Credit quality of financing receivables was as follows (in thousands):

	March 31, 2013	December 31, 2012
Current	$11,743	$12,130
Past due	3,501	3,515

Total	$15,244	$15,645

        A significant majority of the past due financing receivables at March 31, 2013 and December 31, 2012 were 120 days or more past due. Financing receivables on nonaccrual status at March 31, 2013 and December 31, 2012 totaled $3.5 million and $3.6 million, respectively.

        The changes in allowance for credit losses related to financing receivables were as follows (in thousands):

	Quarter Ended March 31,
	2013	2012
Balance at January 1	$3,464	$3,655
Current period provision	15	57
Write-offs charged against allowance	(96)	(218)

Balance at March 31	$3,383	$3,494

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Other Current Assets

        Other current assets consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Prepaid expenses	$7,304	$7,178
Prepaid advertising and promotion expense	1,228	1,573
Prepaid floral catalog expenses	745	957
Prepaid insurance	608	1,139
Other	2,189	4,071

Total	$12,074	$14,918

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Employee compensation and related liabilities	$18,155	$24,672
Non-income taxes payable	6,140	6,166
Contingent consideration	3,389	3,899
Customer deposits	1,655	1,713
Income taxes payable	1,517	1,668
Accrued restructuring and other exit costs	1,068	68
Reserves for legal settlements	257	700
Other	7,525	6,367

Total	$39,706	$45,253

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the quarter ended March 31, 2013 were as follows (in thousands):

	FTD	Content & Media	Communications	Total
Balance at December 31, 2012:
Goodwill (excluding impairment charges)	$447,987	$137,172	$13,227	$598,386
Accumulated impairment charges	(114,000)	(26,606)	(5,738)	(146,344)

Goodwill at December 31, 2012	333,987	110,566	7,489	452,042
Foreign currency translation	(9,046)	(5)	—	(9,051)

Balance at March 31, 2013:
Goodwill (excluding impairment charges)	438,941	137,167	13,227	589,335
Accumulated impairment charges	(114,000)	(26,606)	(5,738)	(146,344)

Goodwill at March 31, 2013	$324,941	$110,561	$7,489	$442,991

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Pay accounts and free accounts	$103,238	$(96,938)	$6,300
Customer contracts and relationships	104,693	(80,349)	24,344
Trademarks and trade names	182,545	(22,533)	160,012
Software and technology	49,457	(43,495)	5,962
Rights, content and intellectual property	14,069	(6,319)	7,750

Total	$454,002	$(249,634)	$204,368

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Pay accounts and free accounts	$103,284	$(96,253)	$7,031
Customer contracts and relationships	113,927	(84,894)	29,033
Trademarks and trade names	185,561	(22,098)	163,463
Software and technology	49,896	(41,647)	8,249
Rights, content and intellectual property	14,494	(5,833)	8,661

Total	$467,162	$(250,725)	$216,437

        The Company's acquired trademarks and trade names related to the acquisition by the Company of FTD Group, Inc. (together with its subsidiaries, "FTD") in August 2008 are indefinite-lived and, accordingly, there is no associated amortization expense or accumulated amortization. At March 31, 2013 and December 31, 2012, such trademarks and trade names after impairment and foreign currency translation adjustments totaled $155.5 million and $158.5 million, respectively.

        Amortization expense related to intangible assets for the quarters ended March 31, 2013 and 2012 was $8.9 million and $7.7 million, respectively.

        Estimated future intangible assets amortization expense at March 31, 2013 was as follows (in thousands):

			Year Ending December 31,
		April-Dec 2013
	Total		2014	2015	2016	2017	2018	Thereafter
Estimated amortization of intangible assets	$48,847	$21,667	$17,727	$3,409	$2,891	$1,829	$743	$581

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

        The obligations under the Credit Agreement are guaranteed by the parent of FTD Group, Inc., FTD Companies, Inc., (formerly known as UNOL Intermediate, Inc.) ("FTD Companies"), and certain of the wholly-owned domestic subsidiaries of FTD Group, Inc. (the "Subsidiary Guarantors"). In addition, the obligations under the Credit Agreement are secured by a lien on substantially all of the assets of FTD Group, Inc., FTD Companies and the Subsidiary Guarantors (collectively, the "Loan Parties"), including a pledge of all (except with respect to foreign subsidiaries, in which case such pledges are limited to 66%) of the outstanding capital stock of certain direct subsidiaries of the Loan Parties.

        The interest rates on both the Term Loan and the Revolving Credit Facility are either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the Term Loan and step downs in the LIBOR margin on the Revolving Credit Facility depending on FTD's net leverage ratio). In addition, there is a commitment fee, which is currently equal to 0.45% per annum (with additional step-downs in the commitment fee depending on FTD's net leverage ratio) on the unused portion of the Revolving Credit Facility. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that require, among other things, FTD to maintain compliance with a maximum net leverage ratio and a minimum fixed-charge coverage ratio, and impose restrictions and limitations on, among other things, capital expenditures, investments, dividends, asset sales, and incurrence of additional debt or liens by FTD Companies, FTD Group, Inc. and their subsidiaries. The Credit Agreement also provides for an additional $100 million in borrowing, subject to certain conditions, including compliance with covenants and approval by the lender group.

        The changes in the Company's debt balances, net of discounts, for the quarter ended March 31, 2013 under the Credit Agreement were as follows (in thousands):

	Balance at December 31, 2012	Accretion of Discounts	Balance at March 31, 2013
Credit Agreement, Term Loan	$244,000	$92	$244,092

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT (Continued)

        Future minimum principal payments based upon the scheduled mandatory debt payments under the Credit Agreement, excluding required prepayments based on excess cash flows, were as follows at March 31, 2013 (in thousands):

	Total Gross Debt	Year Ending December 31, 2018
Credit Agreement, Term Loan	$246,013	$246,013

        At March 31, 2013, the borrowing capacity under the Revolving Credit Facility, which was reduced by $1.0 million in outstanding letters of credit, was $49.0 million.

        During the year ended December 31, 2012, FTD Group, Inc. made a voluntary debt prepayment of $17.0 million, which eliminated all future scheduled mandatory principal payments. Commencing in 2013 for fiscal year 2012, subject to certain exceptions, FTD Group, Inc. is required to make annual repayments of a portion of the Term Loan based on excess cash flow as defined in the Credit Agreement. Such excess cash flow payment, which was paid in April 2013, totaled $10.9 million.

        Under the terms of the Credit Agreement, FTD Group, Inc. is generally restricted from transferring funds to United Online, Inc., with certain exceptions, including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations) which may be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the Credit Agreement are satisfied. These restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group Inc. and its subsidiaries totaling $258.7 million and $277.6 million at March 31, 2013 and December 31, 2012, respectively, which exceeded 25% of the consolidated net assets of United Online, Inc. and its subsidiaries. FTD Group, Inc. was in compliance with all covenants under the Credit Agreement at March 31, 2013.

6. DERIVATIVE INSTRUMENTS

        The fair and notional values of outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivative Assets:
Interest rate caps	Other assets	$717	$699	$130,000	$130,000
Other derivative assets	Other current assets	$167	$—	$3,742	$—
Derivative Liabilities:
Other derivative liabilities	Accrued liabilities	$41	$245	$1,884	$7,333

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE INSTRUMENTS (Continued)

        The effect of the Company's interest rate caps on accumulated other comprehensive loss was as follows (in thousands):

	Changes in Gains (Losses) Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Quarter Ended March 31,
	2013	2012
Interest rate caps	$18	$(309)

        At March 31, 2013, the effective portion, before tax effect, of the Company's interest rate caps was $1.2 million, none of which was expected to be reclassified from accumulated other comprehensive loss into interest expense in the consolidated statements of operations within the next 12 months.

7. FAIR VALUE MEASUREMENTS

        The following table presents information about assets and liabilities that were required to be measured at fair value on a recurring basis (in thousands):

	March 31, 2013
Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value	Level 3 Fair Value
Assets:
Money market funds	$89,484	$89,484	$—	$—
Time deposits	7,241	—	7,241	—
Derivative assets	884	—	884	—

Total	$97,609	$89,484	$8,125	$—

Liabilities:
Contingent consideration	$3,412	$—	$—	$3,412
Derivative liabilities	41	—	41	—

Total	$3,453	$—	$41	$3,412

	December 31, 2012
Description	Total Fair Value	Level 1 Fair Value	Level 2 Fair Value	Level 3 Fair Value
Assets:
Money market funds	$89,507	$89,507	$—	$—
Time deposits	9,021	—	9,021	—
Derivative assets	699	—	699	—

Total	$99,227	$89,507	$9,720	$—

Liabilities:
Contingent consideration	$8,561	$—	$—	$8,561
Derivative liabilities	245	—	245	—

Total	$8,806	$—	$245	$8,561

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

        The estimated fair value of contingent consideration was $3.4 million at March 31, 2013 using a Monte-Carlo simulation. Contingent consideration is measured based on three annual earnout periods ending June 30, 2013, 2014 and 2015 (each period, an "Earnout Period" and together, the "Earnout Periods") and, if earned, will be paid annually shortly after the closing of each Earnout Period. The range of the amounts the Company could pay under the contingent consideration arrangement is between $0 and $27.5 million. The key assumptions used in calculating the estimated fair value of contingent consideration included estimated probabilities of U.S. and other target market daily registrations; mean growth rates of 0% for both U.S. registrations and other target market registrations, each with a standard deviation of 50%, during the Earnout Periods; an estimated rate of conversion of new subscribers to pay accounts; and a discount rate of 18.5%. Changes to one or multiple inputs to the Monte-Carlo simulation, including the discount rate, mean growth rates, volatility rates, the estimated number of daily registrations, and the estimated rate of conversion of new subscribers to pay accounts, could significantly impact the estimated fair value of contingent consideration. A 100 basis point increase or decrease in the discount rate would have resulted in a decrease or an increase of $8,000 in the estimated fair value of contingent consideration at March 31, 2013.

        The changes in the estimated fair value of contingent consideration were as follows (in thousands):

Estimated fair value at December 31, 2012	$8,561
Change in estimated fair value	(5,533)
Interest expense	384

Estimated fair value at March 31, 2013	$3,412

        During the quarter ended March 31, 2013, Facebook restricted certain functionality of the schoolFeed app, which limited schoolFeed's ability to use the Facebook service to contact users who are not registered members of schoolFeed. As a result, the Company has not been able to register as many new members through the app as originally anticipated. As such, the Company decreased the estimates and mean growth rates for U.S. and other target market daily registrations assumptions used in calculating the estimated fair value of contingent consideration at March 31, 2013. The decrease in the estimated fair value of contingent consideration since December 31, 2012 was attributable to such decrease in the estimates and mean growth rates for U.S. and other target market daily registrations assumptions.

        Facebook recently notified the Company that it intends to discontinue the schoolFeed app's access to the Facebook service on or about May 10, 2013, which would result in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app. The Company does not believe such change will result in a material decline in the estimated fair value of contingent consideration.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

        During the year ended December 31, 2012, the Company recorded a goodwill impairment charge and an intangible assets impairment charge related to MyPoints totaling $26.6 million and $0.3 million, respectively. As such, the MyPoints goodwill and trademarks were required to be measured at fair value on a non-recurring basis (in thousands):

	December 31, 2012
Description	Total Fair Value	Level 3 Fair Value
Assets:
MyPoints reporting unit goodwill	$22,517	$22,517
MyPoints reporting unit trademarks	1,000	1,000

Total	$23,517	$23,517

        The Company estimated the fair value of the MyPoints reporting unit using a combination of the income approach and the market approach. The inputs for the fair value calculations of the reporting unit included a 4.0% growth rate to calculate the terminal value and a discount rate of 14.0%. In addition, the Company assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical trends. The Company estimated the fair value of the MyPoints trademarks using the relief from royalty method, which is a form of the income approach that incorporates elements of the market approach. The inputs for the fair value calculations of the trademarks included revenue projections, a trademarks loyalty rate of 0.3% and a discount rate of 14.5%.

        The Company estimated the fair value of its long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimate of its credit rating. At March 31, 2013, the Company estimated its credit rating as BB+ for the long-term debt associated with the Credit Agreement, resulting in a discount rate of 4.1%. At December 31, 2012, the Company estimated its credit rating as BB+/BB for the long-term debt associated with the Credit Agreement, resulting in a discount rate of 3.8%. The table below summarizes the estimated fair values for long-term debt (in thousands):

	March 31, 2013		December 31, 2012
		Estimated Fair Value		Estimated Fair Value
	Carrying Amount		Carrying Amount
		Level 2		Level 2
Long-term debt, net of discounts, including current portion	$244,092	$256,111	$244,000	$261,090

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

From August 2001 through December 31, 2010, United Online, Inc. had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization amount to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013. There were no repurchases under the Program in the year ended December 31, 2012 or the quarter ended March 31, 2013 and, at March 31, 2013, the authorization remaining under the Program was $80.0 million.

        Shares withheld upon the vesting of restricted stock units to pay minimum statutory employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units, the Company currently does not collect the minimum statutory withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the minimum statutory withholding taxes in cash. The amounts remitted in the quarters ended March 31, 2013 and 2012 were $3.3 million and $2.1 million, respectively, for which the Company withheld 0.5 million and 0.4 million shares of common stock, respectively, that were underlying the restricted stock units that vested.

Dividends

        Dividends are paid on shares of common stock outstanding as of the record date. In addition, dividend equivalents are generally paid on nonvested restricted stock units outstanding as of the record date.

        In January 2013, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend was February 14, 2013 and the dividend, which totaled $9.4 million, including dividend equivalents paid on nonvested restricted stock units, was paid on February 28, 2013. In April 2013, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is May 14, 2013 and the dividend will be paid on May 31, 2013.

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations (in thousands):

	Quarter Ended March 31,
	2013	2012
Operating expenses:
Cost of revenues-products	$10	$8
Cost of revenues-services	41	94
Sales and marketing	635	583
Technology and development	366	498
General and administrative	1,994	2,271

Total stock-based compensation	$3,046	$3,454

Recent Awards

        Effective March 6, 2013, the Compensation Committee of the Board of Directors of United Online, Inc. approved restricted stock unit grants to certain executive officers totaling 0.9 million shares. The restricted stock units will vest as to one-third of the total number of units awarded annually over a three-year period beginning February 15, 2013.

        Effective March 6, 2013, the Secondary Compensation Committee of the Board of Directors of United Online, Inc. approved restricted stock unit grants to certain non-executive officer employees totaling 1.4 restricted stock units will vest as to one-quarter of the total number of units awarded annually over a four-year period beginning February 15, 2013.

10. INCOME TAXES

        The Company's provision for income taxes for the quarter ended March 31, 2013 was lower than the U.S. federal statutory tax rate of 35% primarily due to the permanent exclusion from taxable income of the changes in the estimated fair value of contingent consideration. No such benefit was recorded in the quarter ended March 31, 2012.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2013	2012
Numerator:
Net income	$10,119	$11,503
Income allocated to participating securities	(262)	(335)

Net income attributable to common stockholders	$9,857	$11,168

Denominator:
Weighted-average common shares	91,579	89,794

Add: Dilutive effect of non-participating securities	233	100

Shares used to calculate diluted net income per common share	91,812	89,894

Basic net income per common share	$0.11	$0.12

Diluted net income per common share	$0.11	$0.12

        The diluted net income per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the quarters ended March 31, 2013 and 2012 were 3.0 million and 5.5 million, respectively.

12. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Contract Termination Costs	Total
Accrued restructuring and other exit costs at December 31, 2012	$68	$—	$68
Restructuring and other exit costs	2,060	229	2,289
Cash paid for restructuring and other exit costs	(1,084)	(205)	(1,289)

Accrued restructuring and other exit costs at March 31, 2013	$1,044	$24	$1,068

        In the quarter ended March 31, 2013, the Company recorded restructuring and other exit costs totaling $2.3 million, consisting of $2.1 million and $0.2 million of employee termination costs and contract termination costs, respectively, in the Content & Media segment. These restructuring charges were a result of management's decision to streamline segment operations and increase segment profitability. The restructuring and other exit benefits totaled $71,000 for the quarter ended March 31, 2012.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONTINGENCIES—LEGAL MATTERS

        In October 2008, Anthony Michaels filed a purported class action complaint against Classmates Online, Inc., now known as Memory Lane, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of the State of California, County of Los Angeles, alleging causes of action for intentional misrepresentation, negligent misrepresentation, negligence, fraudulent concealment, and for violations of California Business and Professions Code sections 17200 and 17500 et seq. In December 2008, Xavier Vasquez filed a purported class action complaint against Classmates Online, Inc., Classmates Media Corporation and United Online, Inc. in Superior Court of Washington, Kings County, alleging causes of action for violation of the Washington Consumer Protection Act, violation of California's Unfair Competition Law, violation of California's Consumer Legal Remedies Act, unjust enrichment and violation of California Civil Code section 1694, dealing with dating services contracts. In both actions, the plaintiffs sought injunctive relief and damages. In April 2009, the United States District Court of the Western District of Washington consolidated the Michaels and the Vasquez actions and designated the Michaels action as the lead case. In March 2010, the parties entered into a comprehensive class action settlement agreement. In February 2011, the court denied final approval of such settlement agreement. In March 2011, the parties entered into a revised settlement agreement and, in July 2011, the court issued an order granting preliminary approval of the revised settlement agreement. The parties subsequently modified the settlement agreement in August 2011. In June 2012, the District Court issued an order granting final approval of the settlement and certifying the class. In July 2012, four separate notices of appeal of the District Court order were filed with the United States Court of Appeals for the Ninth Circuit. Such appeals have since been resolved and the order granting final approval of the settlement and certifying the class is final. The settlement administrator is in the process of paying the claimants. The distribution to all claimants was completed in March 2013.

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

        In March 2012, Hope Kelm, Barbara Timmcke, Regina Warfel, Brett Reilly, Juan M. Restrepo, and Jennie H. Pham filed a purported class action complaint (the "Kelm Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corporation, Citigroup, Inc., and Citibank, N.A. (collectively, the "Credit Card Company Defendants"); (ii) 1-800-Flowers.com, Inc., United Online, Inc., Memory Lane, Inc., Classmates International, Inc., FTD Group, Inc., Days Inns Worldwide, Inc., Wyndham Worldwide Corporation, PeopleFindersPro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InterActiveCorp, and Shoebuy.com, Inc. (collectively, the "E-Merchant Defendants"); and (iii) Trilegiant Corporation, Inc. ("Trilegiant"), Affinion Group, LLC ("Affinion"), and Apollo Global Management, LLC ("Apollo"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act ("RICO") by all defendants, and aiding and

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONTINGENCIES—LEGAL MATTERS (Continued)

abetting violations of such act by the Credit Card Company Defendants; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes by the Credit Card Company Defendants; (3) violations of the Electronic Communications Privacy Act ("ECPA") by Trilegiant, Affinion and the E-Merchant Defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (4) violations of the Connecticut Unfair Trade Practices Act by Trilegiant, Affinion, Apollo, and the E-Merchant Defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (5) violation of California Business and Professions Code section 17602 by Trilegiant, Affinion, Apollo, and the E-Merchant Defendants; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        In March 2012, Debra Miller and William Thompson filed a purported class action complaint (the "Miller Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Trilegiant, Affinion, Apollo, Vertrue, Inc., Webloyalty.com, Inc., and Adaptive Marketing, LLC (collectively, the "Membership Companies"); (ii) 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., IAC/Interactivecorp, Inc., Memory Lane, Inc., Peoplefinderspro, Inc., Rakuten USA, Inc., Shoebuy.com, Inc., United Online, Inc., Wells Fargo & Company, and Wyndham Worldwide Corporation (collectively, the "Marketing Companies"); and (iii) Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., and Citibank, N.A. (collectively, the "Credit Card Companies"). The complaint alleges (1) violations of the RICO by all defendants, and aiding and abetting violations of such act by the Credit Card Companies; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes by the Credit Card Companies; (3) violations of the ECPA by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (4) violations of the Connecticut Unfair Trade Practices Act by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (5) violation of California Business and Professions Code section 17602 by the Membership Companies and the Marketing Companies; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        In April 2012, the Kelm Class Action and the Miller Class Action were consolidated with a related case under the case caption In re Trilegiant Corporation, Inc. In September 2012, the plaintiffs filed their consolidated amended complaint and named five additional defendants. The defendants have responded to the consolidated amended complaint. No trial date has been set.

        In addition, in December 2012, David Frank filed a purported class action complaint (the "Frank Class Action") in United States District Court, District of Connecticut, against the following defendants: Trilegiant, Affinion, Apollo (collectively, the "Frank Membership Companies"); 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., Hotwire, Inc., IAC/Interactivecorp, Inc., Memory Lane, Inc., Orbitz Worldwide, LLC, PeopleFindersPro, Inc., Priceline.com, Inc., Shoebuy.com, Inc., TigerDirect, Inc., United Online, Inc., and Wyndham Worldwide Corporation (collectively, the "Frank Marketing

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONTINGENCIES—LEGAL MATTERS (Continued)

Companies"); Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., Chase Paymentech Solutions, LLC, Citibank, N.A., Citigroup, Inc., and Wells Fargo Bank, N.A. (collectively, the "Frank Credit Card Companies"). The complaint alleges (1) violations of RICO by all defendants; (2) aiding and abetting violations of such act by the Frank Credit Card Companies; (3) aiding and abetting commissions of mail fraud, wire fraud and bank fraud by the Frank Credit Card Companies; (4) violation of the ECPA by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (5) violations of the Connecticut Unfair Trade Practices Act by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (6) violation of California Business and Professions Code section 17602 by the Frank Membership Companies and the Frank Marketing Companies; and (7) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded. On January 23, 2013, the plaintiff moved to consolidate the Frank Class Action with the In re Trilegiant Corporation, Inc. action. In response, the court ordered the plaintiff to show cause as to why, among other things, the plaintiff should be afforded named plaintiff status. The plaintiff filed his response to the order to show cause on February 15, 2013. The court has not yet ruled upon the request for consolidation or the order to show cause.

        In December 2008, Interflora, Inc. (in which United Online has an indirect, two-thirds ownership interest) and Interflora British Unit (an indirect, wholly-owned subsidiary of United Online) issued proceedings against Marks and Spencer plc ("Marks and Spencer") seeking injunctive relief, damages, interest, and costs in an action claiming infringement of U.K. trademark registration number 1329840 and European Community trademark registration number 909838, both for the word "Interflora". Marks and Spencer did not make a counterclaim. In July 2009, the High Court of Justice of England and Wales (the "High Court"), referred questions to the Court of Justice of European Union ("CJEU") for a preliminary ruling. In September 2011, the CJEU handed down its judgment on the questions referred by the High Court. In February 2012, the High Court scheduled the trial for April 2013. In September 2012, Interflora British Unit executed an indemnity agreement by which Interflora British Unit agreed to indemnify Interflora, Inc. against all losses and expenses arising out of this action which Interflora, Inc. may incur after July 10, 2012. The trial in this matter has concluded. The High Court has not yet issued a ruling. If Marks and Spencer successfully defends the action, Interflora, Inc. and Interflora British Unit could be ordered to pay Marks and Spencer's legal fees, costs and expenses, together with interest on any amounts awarded, for which Interflora British Unit would be solely liable under the indemnity agreement.

        The Company has been cooperating with certain governmental authorities in connection with their respective investigations of its former post-transaction sales practices and certain other current or former business practices.

  •
  In 2010, FTD.COM Inc. and Classmates Online, Inc., now known as Memory Lane, Inc., received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONTINGENCIES—LEGAL MATTERS (Continued)

    Washington. The primary focus of the inquiry concerns certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors. In the second quarter of 2012, the Company received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these companies for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. The Company rejected the Multistate Work Group's offer but has entered into discussions with the Multistate Work Group in an effort to reach a negotiated resolution. In the meantime, the Company is continuing to cooperate with the Multistate Work Group and is providing requested information. There can be no assurances as to the terms on which the Multistate Work Group and the Company may agree to settle this matter, or that any settlement of this matter may be reached. The Company is not able to reasonably estimate the amount of possible loss or range of loss that may arise, if any. In the event that the Multistate Work Group and the Company agree to settle this matter, or if no settlement is reached and there are adverse judgments against the Company in connection with litigation filed by the Attorneys General of the Multistate Work Group, there could be a material adverse effect on the Company's financial position, results of operations and its cash flows.

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

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONTINGENCIES—LEGAL MATTERS (Continued)

to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At March 31, 2013, the Company had a reserve of $0.1 million for the settlement of the Michaels class action. With respect to the other legal matters described above, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

14. PLANNED SPIN OFF

        On August 1, 2012, United Online, Inc. announced that its Board of Directors had approved a preliminary plan to separate the Company into two independent, publicly-traded companies: FTD Companies, Inc., which will include the domestic and international operations of the Company's FTD segment, and United Online, Inc., which will continue to include the businesses of the Company's Content & Media and Communications segments (the "FTD Spin-Off Transaction"). The FTD Spin-Off Transaction is expected to take the form of a tax-free pro rata distribution to stockholders of United Online, Inc. and is subject to a number of conditions, including final approval of transaction specifics by the Board of Directors of United Online, Inc., receipt of a favorable private letter ruling from the IRS and an opinion of counsel, the filing and effectiveness of a registration statement with the SEC, and other related matters. The Company anticipates that the IRS ruling will confirm that the distribution of shares of FTD Companies, Inc. common stock will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss by United Online, Inc. or its stockholders. The FTD Spin-Off Transaction will not require stockholder approval. On April 30, 2013, FTD Companies, Inc. filed an initial registration statement on Form 10 with the SEC in connection with the FTD Spin-Off Transaction. While the Company expects that the FTD Spin-Off Transaction will be completed by the end of the third quarter of 2013, there can be no assurance that it will be completed on the anticipated schedule or that its terms will not change. Following completion of the FTD Spin-Off Transaction, the historical results of the FTD segment will be presented as discontinued operations in the Company's consolidated financial statements. The Company recorded $1.7 million of transaction-related costs in the quarter ended March 31, 2013 in connection with the FTD Spin-Off Transaction and its exploration of strategic alternatives for its other businesses and monetization opportunities for its portfolio of patents and patent applications.

15. SUBSEQUENT EVENT

        On April 30, 2013, Mark R. Goldston, Chairman, President and Chief Executive Officer of United Online, Inc., announced that, subject to the completion of the FTD Spin-Off Transaction, he would resign as a director and officer of United Online immediately thereafter. Under the terms of Mr. Goldston's employment agreement, the FTD Spin-Off Transaction would constitute a change in control of United Online. His resignation following the FTD Spin-Off Transaction would constitute an involuntary termination for purposes of his employment agreement due to there having been a material decrease in his authorities, duties and responsibilities following a change in control. As a result, effective upon such resignation, and subject to the terms and conditions of his employment agreement,

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SUBSEQUENT EVENT (Continued)

Mr. Goldston would be entitled to the severance and other benefits described in his employment agreement in connection with an involuntary termination, including an estimated cash severance payment totaling approximately $7.1 million (assuming a September 30, 2013 termination date), as well as full and accelerated vesting of Mr. Goldston's outstanding nonvested restricted stock units and unvested stock options. Mr. Goldston's employment agreement has previously been filed with the SEC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; the Company's strategies, including the planned separation of the Company and FTD into separate, publicly-traded companies and the expected benefits of such transaction; anticipated changes to senior management; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward- looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        United Online, through its operating subsidiaries, is a leading provider of consumer products and services over the Internet under a number of brands, including FTD, Interflora, Flying Flowers, Flowers Direct, Drake Algar, Classmates, schoolFeed, StayFriends, Trombi, MyPoints, NetZero, and Juno.

        United Online, Inc. is a Delaware corporation, headquartered in Woodland Hills, California, that commenced operations in 2001 following the merger of dial-up Internet access providers NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno"). In 2004, we acquired Classmates Online, Inc. (whose name was changed to Memory Lane, Inc. in February 2011), a provider of online nostalgia services, and in 2006, we acquired MyPoints.com, Inc. ("MyPoints"), a provider of an online loyalty marketing service. In 2008, we acquired FTD Group, Inc. (together with its subsidiaries, "FTD"), a provider of floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services under the FTD and Interflora brands. In April 2012, we acquired certain assets of the Gifts Division of Flying Brands Limited, specifically the Flying Flowers, Flowers Direct and Drake Algar businesses. In June 2012, we acquired schoolFeed, Inc. ("schoolFeed"), owner of the schoolFeed Facebook app and a leading online high school social network that enables members to reconnect and interact with their former classmates.

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

        We generate revenues from three primary sources:

  •
  Products revenues.  Products revenues in our FTD segment are derived primarily from selling floral, gift and related products to consumers and the related shipping and service fees. Products revenues in our FTD segment also include revenues generated from sales of branded and non-branded hard goods, software and hardware systems, cut flowers, packaging and promotional products, and a wide variety of other floral-related supplies to floral network members. Products revenues in our Content & Media segment are derived from the sale of yearbook reprints and related shipping and handling fees, as well as revenues generated from reselling third party merchandise. Products revenues in our Communications segment are derived from the sale of NetZero 4G mobile broadband service devices and the related shipping and handling fees.

  •
  Services revenues.  Services revenues in our FTD segment are derived primarily from orders sent to floral network members and fees for floral network services. Services revenues in our Content & Media and Communications segments are derived from selling subscriptions to consumers who are typically billed in advance for the entire subscription term.

  •
  Advertising and other revenues.  Advertising and other revenues are primarily derived from a wide variety of advertising, marketing and media-related initiatives in our Content & Media and Communications segments.

Planned Spin Off

        On August 1, 2012, United Online, Inc. announced that its Board of Directors had approved a preliminary plan to separate the Company into two independent, publicly-traded companies: FTD Companies, Inc., which will include the domestic and international operations of the Company's FTD segment, and United Online, Inc., which will continue to include the businesses of the Company's Content & Media and Communications segments (the "FTD Spin-Off Transaction"). The FTD Spin-Off Transaction is expected to take the form of a tax-free pro rata distribution to stockholders of United Online, Inc. and is subject to a number of conditions, including final approval of transaction specifics by the Board of Directors, receipt of a favorable private letter ruling from the IRS and an opinion of counsel, the filing and effectiveness of a registration statement with the Securities and Exchange Commission (the "SEC"), and other related matters. The Company anticipates that the IRS ruling will confirm that the distribution of shares of FTD Companies, Inc. common stock will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss by United Online, Inc. or its stockholders. The FTD Spin-Off Transaction will not require stockholder approval. While the Company expects that the FTD Spin-Off Transaction will be completed by the end of the third quarter of 2013, there can be no assurance that it will be completed on the anticipated schedule or that its terms will not change. On April 30, 2013, FTD Companies, Inc. filed an initial registration statement on Form 10 with the SEC in connection with the FTD Spin-Off Transaction. See Note 14—"Planned

Spin Off" of the Notes to the Unaudited Condensed Consolidated Financial Statements and "Part I, Item 1A—Risk Factors" for additional information and risk factors associated with the FTD Spin-Off Transaction.

Segment Services

FTD

        FTD is a premier floral and gift products and services company. FTD provides floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral and gift products primarily in the U.S., Canada, the U.K., and the Republic of Ireland. FTD's business uses the highly-recognized FTD and Interflora brands, both supported by the Mercury Man logo that is displayed in tens of thousands of floral shops worldwide. FTD's portfolio of brands also includes Flying Flowers, Flowers Direct and Drake Algar in the U.K. FTD is a leading provider of floral and gift items to consumers, which FTD refers to as its consumer business, and a provider of floral network products and services, which FTD refers to as its floral network business. These businesses are complementary as the majority of floral orders generated by the consumer business are fulfilled and hand delivered by members of FTD's floral networks, with the remaining orders delivered via direct shipment from third-party suppliers. FTD owns and operates one retail shop and six concession stands in the U.K. FTD does not maintain significant physical inventory because its floral network members and third-party suppliers maintain substantially all floral and gift physical inventory and facilities. FTD generally receives payment from consumers before paying its floral network members and third parties for fulfillment and delivery of products.

        Consumer Business.    FTD operates in the U.S. and Canada, primarily through the www.ftd.com website and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily through the www.interflora.co.uk website and various telephone numbers. FTD also operates mobile websites for these same markets that are optimized for mobile devices with Internet connections. While floral arrangements and plants are FTD's primary offerings, FTD also markets and sells gift items, including jewelry, sweets, gift baskets, wine, fruit, and spa products.

        Consumers place orders on FTD's websites and, to a much lesser extent, over the telephone. Orders are transmitted to floral network members or third-party suppliers for processing and delivery. The majority of consumer orders are hand-delivered by FTD's floral network members, who provide same-day and future-day delivery services. The other consumer orders are fulfilled and shipped directly to the consumer in an elegant gift box by third parties, who provide next-day and future-day delivery services.

        Floral Network Business.    FTD provides a comprehensive suite of products and services to members of its floral networks, including services that enable such members to send, receive and deliver floral orders. Floral network members include traditional retail florists, as well as other retail locations offering floral and related products, that are located primarily in the U.S., Canada, the U.K., and the Republic of Ireland. The large networks of floral network members provide an order fulfillment vehicle for FTD's consumer business and allow FTD to offer same-day delivery capability (subject to certain limitations) to populations throughout the U.S., Canada, the U.K., and the Republic of Ireland.

        FTD's products and services available to floral network members include access to the FTD and Interflora brands and the Mercury Man logo, supported by various marketing campaigns; access to the floral networks; credit card processing services; e-commerce website services; online advertising tools; clearinghouse services; order transmission services; and system support services, as well as floral-related products, such as fresh flowers and containers. FTD provides point-of-sale systems and related technology services that enable FTD's floral network members to transmit and receive orders and manage several back office functions of a floral retailer's business, including accounting, customer relationship management, direct marketing campaigns, delivery route management, event planning, and mobile applications. FTD also acts as a national wholesaler to its floral network members, providing branded and non-branded hard goods and cut flowers, as well as packaging, promotional products and a wide variety of other floral-related supplies. Wholesaling branded vases and other hard goods to floral network members helps to ensure consistency between the consumer orders fulfilled by FTD's floral network members and the product imagery displayed on FTD's websites.

Content & Media

        Our Content & Media segment provides online nostalgia products and services under the Classmates, schoolFeed, StayFriends, and Trombi brands. Our Content & Media products consist of yearbook reprints, as well as third-party merchandise. Our Content & Media segment also offers an online loyalty marketing service under the MyPoints brand.

        Online Nostalgia Services.    We operate our nostalgia services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Our domestic and international nostalgia services comprise a large and diverse population of users, with over 100 million registered accounts at March 31, 2013.

        Domestic.    Visitors to the Classmates website can experience a substantial amount of nostalgic content free of charge. Members with free accounts can use our search feature to locate individuals in our database or in our collection of yearbooks; post information and view information posted by other members; tag yearbook photos; and organize reunions and engage in other reunion-related activities. To engage in the premium features, including access to our Classmates® Guestbook, access to our Classmates location feature and ability to send double-blind emails through our Classmates website to other members and respond to email messages from any other member, a member is required to purchase an All-Access Pass, which is generally available for terms ranging from three months to two years. Revenues from our Classmates website are derived primarily from the sale of these subscriptions and, to a lesser extent, from advertising fees and other transactions on our website, including the sale of yearbook reprints.

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

Communications

        Our principal Communications pay service is dial-up Internet access, offered under the NetZero and Juno brands. We also offer 4G mobile broadband, DSL, email, Internet security, web hosting services, and other services. In total, we had 0.6 million Communications pay accounts at March 31, 2013, of which 0.4 million were access accounts and 0.2 million were pay accounts subscribed to our other Communications services, including email, Internet security and web hosting services. Most of our Communications revenues are derived from dial-up Internet access pay accounts.

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

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures include the following:

FTD Segment Metrics

        Consumer Orders.    We monitor the number of consumer orders for floral, gift and related products during a given period. Consumer orders are orders delivered during the period that originated in the U.S. and Canada, primarily from the www.ftd.com website and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily from the www.interflora.co.uk website and various telephone numbers. The number of consumer orders is not adjusted for non-delivered orders that are refunded on or after the scheduled delivery date. Orders originating with a florist or other retail location for delivery to consumers are not included. The number of consumer orders received may fluctuate significantly from period to period due to seasonality resulting from the timing of key holidays; general economic conditions; fluctuations in marketing expenditures on initiatives designed to attract new and retain existing customers; changes in pricing for our floral, plant and gift products or competitive offerings; new or terminated partnerships; and changing consumer preferences, among other factors.

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

        Churn.    To evaluate the retention characteristics of our membership base, we also monitor the percentage of pay accounts that terminate or expire, which we refer to as our average monthly churn rate. Our average monthly churn rate is calculated as the total number of pay accounts that terminated or expired in a period divided by the average number of pay accounts for that period, divided by the number of months in that period. Our average monthly churn percentage may fluctuate from period to period due to our mix of subscription terms, which affects the timing of subscription expirations, and other factors. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. For our Communications segment pay accounts, we do not include in our churn calculation accounts canceled during the first 30 days of service, other than dial-up accounts that have upgraded from free accounts. A number of such accounts nevertheless will be included in our account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not necessarily considered to have canceled a pay account depending on the services and, as such, our segment churn rates are not necessarily indicative of the percentage of subscribers canceling any particular service.

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

        The pay accounts and ARPU metrics for the Content & Media segment may fluctuate significantly from period to period due to various factors, including, but not limited to, the extent to which discounted pricing is offered in prior and current periods, the percentage of pay accounts being represented by international pay accounts, which, on average, have lower-priced subscription plans compared to U.S. pay accounts, and the churn rate.

        The pay accounts, churn and ARPU metrics for the Communications segment may fluctuate significantly from period to period due to various factors, including, but not limited to, the number of wireless pay accounts, which have a higher churn rate and ARPU.

        The table below sets forth, for the periods presented, as applicable, our consolidated revenues, segment revenues, consumer orders, average order value, average currency exchange rates, pay accounts, segment churn, ARPU, and segment active accounts.

	Quarter Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Consolidated:
Revenues (in thousands)	$247,384	$218,983	$177,751	$231,857	$242,292
FTD:
Segment revenues (in thousands)	$190,283	$153,178	$116,362	$167,527	$176,447
% of consolidated revenues	77%	70%	65%	72%	73%
Consumer orders (in thousands)	2,204	1,787	1,239	1,997	1,997
Average order value	$61.01	$60.13	$61.06	$60.75	$62.91
Average currency exchange rate: GBP to USD	1.54	1.61	1.58	1.58	1.58
Content & Media:
Segment revenues (in thousands)	$32,826	$39,509	$36,556	$37,986	$39,445
% of consolidated revenues	13%	18%	21%	16%	16%
Pay accounts (in thousands)	2,786	2,864	2,987	3,120	3,293
Segment churn	3.3%	3.5%	3.4%	3.6%	3.9%
ARPU	$2.48	$2.52	$2.50	$2.50	$2.54
Segment active accounts (in millions)	11.4	11.5	10.9	10.3	11.3
Average currency exchange rate: EUR to USD	1.32	1.30	1.25	1.28	1.31
Communications:
Segment revenues (in thousands)	$24,640	$26,669	$25,203	$26,810	$26,760
% of consolidated revenues	10%	12%	14%	12%	11%
Pay accounts (in thousands):
Access	404	421	440	467	498
Other	222	229	235	242	249

Total pay accounts	626	650	675	709	747
Segment churn	3.0%	2.9%	3.1%	3.2%	3.4%
ARPU	$9.21	$9.05	$8.97	$8.97	$8.99
Segment active accounts (in millions)	1.3	1.3	1.4	1.4	1.5

Financial Statement Presentation

Revenues

Products Revenues

  FTD

        Products revenues are derived primarily from selling floral, gift and related products to consumers and the related shipping and service fees. Products revenues also include revenues generated from sales of branded and non-branded hard goods, software and hardware systems, cut flowers, packaging and promotional products, and a wide variety of other floral-related supplies to floral network members.

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

Services Revenues

  FTD

        FTD services revenues are derived primarily from orders sent to floral network members and fees for floral network services.

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

General and Administrative

        General and administrative expenses, which include unallocated corporate expenses, consist of personnel-related expenses for executive, finance, legal, human resources, facilities, internal audit, investor relations, internal customer support personnel and personnel associated with operating our corporate network systems. In addition, general and administrative expenses include, among other costs, professional fees for legal, accounting and financial services; insurance; occupancy and other overhead-related costs; office relocation costs; non-income taxes; gains and losses on the sale of assets; bad debt expense; and reserves or expenses incurred as a result of settlements, judgments, fines, penalties, assessment, or other resolutions related to litigation, arbitration, investigations, disputes, or similar matters. General and administrative expenses also include expenses resulting from actual or potential transactions such as business combinations, mergers, acquisitions, dispositions, spin offs, financing transactions, and other strategic transactions, including, without limitation, expenses for advisors and representatives such as investment bankers, consultants, attorneys, and accounting firms.

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

Contingent Consideration—Fair Value Adjustment

        Contingent consideration—fair value adjustment includes changes in the estimated fair value of contingent consideration, as well as interest expense related to such contingent consideration. Changes to one or multiple inputs to the Monte-Carlo simulation used to estimate fair value, including the discount rate, mean growth rates, volatility rates, the estimated number of daily registrations, and the estimated rate of conversion of new subscribers to pay accounts, could significantly impact the estimated fair value of contingent consideration. We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and future fair value estimates could differ from the initial estimate.

Restructuring and Other Exit Costs

        Restructuring and other exit costs consist of costs associated with the realignment and reorganization of our operations and other employee termination events. Restructuring and other exit costs include employee termination costs, facility closure and relocation costs, and contract termination costs. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12-month period. We record restructuring and other exit cost liabilities in accrued liabilities or other liabilities in the consolidated balance sheets.

Interest Income

        Interest income consists primarily of earnings on our cash and cash equivalents and interest on long-term receivables, including those from FTD's technology system sales.

Interest Expense

        Interest expense consists of interest expense on our credit facilities, including accretion of discounts and amortization of debt issue costs and loss on extinguishment of debt.

Other Income (Expense), Net

        Other income (expense), net, consists of gains and losses on foreign currency exchange rate transactions; realized and unrealized gains and losses on certain forward foreign currency exchange contracts; gains or losses related to ineffectiveness of derivative instruments; equity earnings on investments in subsidiaries; and other non-operating income and expenses.

Results of Operations

        The following tables set forth, for the periods presented, selected historical consolidated statements of operations and segment information data. The information contained in the tables below should be read in conjunction with Liquidity and Capital Resources, Contractual Obligations, and Other Commitments included in this Item 2, as well as "Quantitative and Qualitative Disclosures About Market Risk" included in Part I, Item 3 of this Quarterly Report on Form 10-Q, and the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. If we complete the FTD Spin-Off Transaction, we will be a substantially smaller company than we were prior to the FTD Spin-Off Transaction, and we anticipate that our consolidated revenues, results of operations and cash flows will be substantially lower when compared to periods prior to the FTD Spin-Off Transaction.

        Unaudited condensed consolidated information was as follows (in thousands):

	Quarter Ended March 31,
	2013	2012
Revenues	$247,384	$242,292
Operating expenses:
Cost of revenues	141,557	131,191
Sales and marketing	45,961	46,759
Technology and development	12,424	11,586
General and administrative	26,562	24,287
Amortization of intangible assets	7,747	7,309
Contingent consideration—fair value adjustment	(5,149)	—
Restructuring and other exit costs	2,289	(71)

Total operating expenses	231,391	221,061

Operating income	15,993	21,231
Interest income	153	238
Interest expense	(3,192)	(3,458)
Other income, net	367	204

Income before income taxes	13,321	18,215
Provision for income taxes	3,202	6,712

Net income	$10,119	$11,503

        Information for our three reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	FTD		Content & Media		Communications
	Quarter Ended March 31,		Quarter Ended March 31,		Quarter Ended March 31,
	2013	2012	2013	2012	2013	2012
Revenues	$190,283	$176,447	$32,826	$39,445	$24,640	$26,760
Operating expenses:
Cost of revenues	121,183	111,956	7,742	8,274	8,624	7,687
Sales and marketing	30,263	28,714	11,301	14,119	4,566	3,908
Technology and development	2,966	2,797	5,190	4,409	2,014	1,944
General and administrative	9,134	8,900	5,659	5,395	2,806	2,864
Contingent consideration—fair value adjustment	—	—	(5,149)	—	—	—
Restructuring and other exit costs	—	—	2,289	(63)	—	(8)

Total operating expenses	163,546	152,367	27,032	32,134	18,010	16,395

Segment income from operations	$26,737	$24,080	$5,794	$7,311	$6,630	$10,365

Quarter Ended March 31, 2013 compared to Quarter Ended March 31, 2012

Consolidated Results

Revenues

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Revenues	$247,384	$242,292	$5,092	2%
Revenues as a percentage of total segment revenues:
FTD	76.8%	72.7%
Content & Media	13.2%	16.3%
Communications	9.9%	11.0%

        The increase in consolidated revenues was due to a $13.8 million increase in revenues from our FTD segment, partially offset by a $6.6 million decrease in revenues from our Content & Media segment and a $2.1 million decrease in revenues from our Communications segment.

Cost of Revenues

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Cost of revenues	$141,557	$131,191	$10,366	8%
Cost of revenues as a percentage of total segment cost of revenues:
FTD	88.1%	87.5%
Content & Media	5.6%	6.5%
Communications	6.3%	6.0%

        The increase in consolidated cost of revenues was due to a $9.2 million increase in cost of revenues associated with our FTD segment, a $0.9 million increase in cost of revenues associated with our Communications segment and a $0.7 million increase in amortization expense. These increases were partially offset by a $0.5 million decrease in cost of revenues associated with our Content & Media segment.

Sales and Marketing

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Sales and marketing	$45,961	$46,759	$(798)	(2)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
FTD	65.6%	61.4%
Content & Media	24.5%	30.2%
Communications	9.9%	8.4%

        The decrease in consolidated sales and marketing expenses was due to a $2.8 million decrease in sales and marketing expenses associated with our Content & Media segment, partially offset by a $1.5 million increase in sales and marketing expenses associated with our FTD segment and a $0.7 million increase in sales and marketing expenses associated with our Communications segment.

Technology and Development

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Technology and development	$12,424	$11,586	$838	7%
Technology and development expenses as a percentage of total segment technology and development expenses:
FTD	29.2%	30.6%
Content & Media	51.0%	48.2%
Communications	19.8%	21.2%

        The increase in consolidated technology and development expenses was primarily due to an increase in technology and development expenses associated with our Content & Media segment.

General and Administrative

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
General and administrative	$26,562	$24,287	$2,275	9%
General and administrative expenses as a percentage of total segment general and administrative expenses:
FTD	51.9%	51.9%
Content & Media	32.2%	31.4%
Communications	15.9%	16.7%

        The increase in consolidated general and administrative expenses was primarily due to a $1.9 million increase in unallocated corporate expenses and, to a lesser extent, a $0.3 million increase in general and administrative expenses associated with our Content & Media segment and a $0.2 million increase in general and administrative expenses associated with our FTD segment.

Amortization of Intangible Assets

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$7,747	$7,309	$438	6%

        The increase in consolidated amortization of intangible assets was primarily due to a $0.3 million increase in Content & Media amortization of intangible assets primarily related to the acquisition of schoolFeed in the second quarter of 2012.

Contingent Consideration—Fair Value Adjustment

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Contingent consideration—fair value adjustment	$(5,149)	$—	$(5,149)	N/A

        Contingent consideration—fair value adjustment for the quarter ended March 31, 2013 was comprised of a $5.5 million change in the estimated fair value of contingent consideration, partially offset by $0.4 million of interest expense related to such contingent consideration. The decrease in the estimated fair value of contingent consideration since December 31, 2012 was attributable to a decrease in the estimates and mean growth rates for U.S. and other target market daily registrations assumptions used in calculating the estimated fair value of contingent consideration at March 31, 2013. See "Fair Value Measurements" for additional information.

Restructuring and Other Exit Costs

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$2,289	$(71)	$2,360	(3,324)%

        Consolidated restructuring and other exit costs for the quarter ended March 31, 2013 included $2.1 million of employee termination costs, as well as $0.2 million of contract termination costs in the Content & Media segment. See "Content & Media Segment Results—Content & Media Restructuring and Other Exit Costs" for additional information.

Interest Income

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Interest income	$153	$238	$(85)	(36)%

        Consolidated interest income remained relatively flat for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012.

Interest Expense

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Interest expense	$3,192	$3,458	$(266)	(8)%

        The decrease in consolidated interest expense was primarily due to lower amounts outstanding under FTD's credit agreement as a result of repayments.

Other Income, Net

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Other income, net	$367	$204	$163	80%

        The increase in consolidated other income, net, was primarily due to an increase in realized and unrealized gains related to forward foreign currency exchange contracts, partially offset by an increase in losses associated with foreign currency exchange transactions.

Provision for Income Taxes

	Quarter Ended March 31,
	2013	2012
	(in thousands, except percentages)
Provision for income taxes	$3,202	$6,712
Effective income tax rate	24.0%	36.8%

        The decrease in the effective income tax rate was primarily due to the treatment of the reduction in the estimated fair value of contingent consideration in the quarter ended March 31, 2013 as a permanent difference. Changes in the estimated fair value of contingent consideration are recorded in the unaudited condensed consolidated statements of operations, while, for tax purposes, such changes are treated as a purchase price adjustment.

FTD Segment Results

FTD Revenues

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Products	$153,202	$141,402	$11,800	8%
Services	37,081	35,045	2,036	6%

Total FTD Revenue	$190,283	$176,447	$13,836	8%

Consumer orders	2,204	1,997	207	10%
Average order value	$61.01	$62.91	$(1.90)	(3)%

        Excluding the unfavorable impact of foreign currency exchange rates of $1.4 million due to a weaker British Pound versus the U.S. Dollar, FTD revenues increased by $15.2 million, or 9%. The increase was due to a 10% increase in consumer orders of which 5% was due to growth in the U.S consumer business and the remaining 5% due to the acquisition of the Gifts Division of Flying Brands Limited, which was acquired in the second quarter of 2012. Partially offsetting this increase was a decrease in average order value primarily due to consumer orders generated by the Gifts Division of Flying Brands Limited, which have lower average order values compared to FTD's existing consumer business.

FTD Cost of Revenues

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
FTD cost of revenues	$121,183	$111,956	$9,227	8%
FTD cost of revenues as a percentage of FTD revenues	63.7%	63.5%

        Excluding the favorable impact of foreign currency exchange rates of $1.0 million, cost of revenues increased by $10.2 million, or 9%, primarily due to an increase in consumer orders.

FTD Sales and Marketing

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
FTD sales and marketing	$30,263	$28,714	$1,549	5%
FTD sales and marketing expenses as a percentage of FTD revenues	15.9%	16.3%

        The increase in FTD sales and marketing expenses was primarily due to a $1.0 million increase in marketing costs in the consumer business and an $0.8 million increase in marketing expenditures related to an increase in floral network order volume. Marketing costs increased in the consumer business as a result of an increase in consumer orders and the addition of marketing costs related to the Gifts Division of Flying Brands Limited, which was offset, in part, by decreases in certain marketing expenditures, primarily related to Interflora in the U.K.

FTD Technology and Development

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
FTD technology and development	$2,966	$2,797	$169	6%
FTD technology and development expenses as a percentage of FTD revenues	1.6%	1.6%

        The increase in FTD technology and development expenses was primarily due to an increase in personnel- and overhead-related costs.

FTD General and Administrative

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
FTD general and administrative	$9,134	$8,900	$234	3%
FTD general and administrative expenses as a percentage of FTD revenues	4.8%	5.0%

        The increase in FTD general and administrative expenses was primarily due to a $0.4 million increase in legal costs, partially offset by a $0.3 million decrease in stock-based compensation.

Content & Media Segment Results

Content & Media Revenues

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Products	$624	$900	$(276)	(31)%
Services	21,161	25,786	(4,625)	(18)%
Advertising and other	11,041	12,759	(1,718)	(13)%

Total Content & Media Revenues	$32,826	$39,445	$(6,619)	(17)%

ARPU	$2.48	$2.54	$(0.06)	(2)%
Average pay accounts	2,825	3,389	(564)	(17)%

        The decrease in Content & Media services revenues was a result of a 17% decrease in our average number of pay accounts, as well as a 2% decrease in ARPU. Content & Media advertising and other revenues decreased due to a decrease in advertising revenues from our online loyalty marketing services as a result of a decline in the number of retail partners and advertisers, as well as a decrease in online loyalty marketing active accounts. The decrease in Content & Media products revenues was primarily related to a decrease in revenues generated from the sale of third-party merchandise. We anticipate that Content & Media pay accounts and revenues will continue to decline year over year, at least in the near term. The schoolFeed app has been a source of new free members and significant user-generated content for our Classmates business. However, Facebook recently notified us that it intends to discontinue the schoolFeed app's access to the Facebook service on or about May 10, 2013, which would result in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app. These changes may result in a decline in the number of active accounts for our online nostalgia services.

Content & Media Cost of Revenues

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$7,742	$8,274	$(532)	(6)%
Content & Media cost of revenues as a percentage of Content & Media revenues	23.6%	21.0%

        The decrease in Content & Media cost of revenues was primarily due to a $0.5 million decrease in costs of points earned by members of our online loyalty marketing service, a $0.3 million decrease in credit card-related fees due to a decrease in pay accounts and a $0.3 million decrease in personnel- and overhead-related costs. These decreases were partially offset by a $0.6 million increase in costs related to the sale of gift cards.

Content & Media Sales and Marketing

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$11,301	$14,119	$(2,818)	(20)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	34.4%	35.8%

        The decrease in Content & Media sales and marketing expenses was primarily due to a $2.3 million decrease in online marketing costs to acquire new online nostalgia members, as well as a $0.6 million decrease in personnel- and overhead-related costs.

Content & Media Technology and Development

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media technology and development	$5,190	$4,409	$781	18%
Content & Media technology and development expenses as a percentage of Content & Media revenues	15.8%	11.2%

        The increase in Content & Media technology and development expenses was the result of an increase in personnel- and overhead-related expenses primarily due to the acquisition of schoolFeed in the second quarter of 2012.

Content & Media General and Administrative

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media general and administrative	$5,659	$5,395	$264	5%
Content & Media general and administrative expenses as a percentage of Content & Media revenues	17.2%	13.7%

        The increase in Content & Media general and administrative expenses was due to a $0.4 million increase in professional services and consulting fees, partially offset by a $0.2 million decrease in personnel- and overhead-related costs.

Content & Media Contingent Consideration—Fair Value Adjustment

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media contingent consideration—fair value adjustment	$(5,149)	$—	$(5,149)	N/A

        Content & Media contingent consideration—fair value adjustment for the quarter ended March 31, 2013 was comprised of a $5.5 million change in the estimated fair value of contingent consideration, partially offset by $0.4 million of interest expense related to such contingent consideration. The decrease in the fair value of contingent consideration since December 31, 2012 was attributable to a decrease in the estimates and mean growth rates for U.S. and other target market daily registrations assumptions used in calculating the fair value of contingent consideration at March 31, 2013. See "Fair Value Measurements" for additional information.

Content & Media Restructuring and Other Exit Costs

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media restructuring and other exit costs	$2,289	$(63)	$2,352	(3,733)%

        Content & Media restructuring and other exit costs for the quarter ended March 31, 2013 totaled $2.3 million, including $2.1 million of employee termination costs, as well as $0.2 million of contract termination costs. These restructuring and other exit costs were a result of management's initiative to improve the operational effectiveness and efficiency of the Content & Media segment, as well as segment profitability. At March 31, 2013, accrued restructuring and other exit costs totaled $1.1 million, which will be paid over the next 12 months.

Communications Segment Results

Communications Revenues

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Products	$1,261	$297	$964	325%
Services	17,834	21,068	(3,234)	(15)%
Advertising	5,545	5,395	150	3%

Total Communications Revenues	$24,640	$26,760	$(2,120)	(8)%

ARPU	$9.21	$8.99	$0.22	2%
Average number of dial-up Internet access pay accounts	336	468	(132)	(28)%

        The decrease in Communications services revenues was primarily due to a 28% decrease in our average number of dial-up Internet access pay accounts, partially offset by a 2% increase in ARPU. The increase in ARPU was attributable to a higher percentage of NetZero 4G mobile broadband subscribers, which have higher ARPUs. The decrease in Communications services revenues was partially offset by a $1.0 million increase in Communications products revenues related to the sale of

NetZero 4G mobile broadband devices. We anticipate that Communications pay accounts and revenues will continue to decline year over year, at least in the near term.

Communications Cost of Revenues

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Communications cost of revenues	$8,624	$7,687	$937	12%
Communications cost of revenues as a percentage of Communications revenues	35.0%	28.7%

        The increase in Communications cost of revenues was due to a $2.5 million increase in costs associated with our NetZero 4G mobile broadband service that was launched in March 2012, partially offset by a $0.6 million decrease in telecommunications, customer support and billing-related costs due to a decrease in dial-up Internet access pay accounts, a $0.5 million decrease in costs associated with our DSL service and a $0.3 million decrease in costs associated with our email, Internet security and web hosting services.

Communications Sales and Marketing

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Communications sales and marketing	$4,566	$3,908	$658	17%
Communications sales and marketing expenses as a percentage of Communications revenues	18.5%	14.6%

        The increase in Communications sales and marketing expenses was attributable to a $1.1 million increase in marketing costs associated with the promotion of our NetZero 4G mobile broadband service, partially offset by a $0.4 million decrease in advertising, promotion and distribution costs primarily related to our dial-up Internet access services. We anticipate that Communications sales and marketing costs will decrease in 2013 as compared to 2012 primarily due to a decline in advertising costs for the NetZero 4G mobile broadband service.

Communications Technology and Development

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Communications technology and development	$2,014	$1,944	$70	4%
Communications technology and development expenses as a percentage of Communications revenues	8.2%	7.3%

        Communications technology and development expenses remained relatively flat for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012.

Communications General and Administrative

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Communications general and administrative	$2,806	$2,864	$(58)	(2)%
Communications general and administrative expenses as a percentage of Communications revenues	11.4%	10.7%

        Communications general and administrative expenses remained relatively flat for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012.

Communications Restructuring and Other Exit Costs

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$—	$(8)	$8	(100)%

        Communications restructuring and other exit costs remained relatively flat for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012.

Unallocated Corporate Expenses

	Quarter Ended March 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Unallocated corporate expenses	$8,163	$6,306	$1,857	29%

        The increase in unallocated corporate expenses, excluding depreciation and amortization of intangible assets, was primarily due to $1.7 million of transaction-related costs recorded in the quarter ended March 31, 2013 in connection with the FTD Spin-Off Transaction and the Strategic Transactions.

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

        On June 10, 2011, FTD Group, Inc. repaid in full all outstanding indebtedness under the 2008 Credit Agreement. No penalties were paid in connection with such repayment. The repayment of obligations under the 2008 Credit Agreement was financed with the proceeds of the $265 million of term loan borrowings under the Credit Agreement and FTD's available cash. No funds were borrowed under the Revolving Credit Facility at closing or through March 31, 2013.

        The obligations under the Credit Agreement are guaranteed by FTD's parent, FTD Companies, Inc. (formerly known as UNOL Intermediate, Inc.) ("FTD Companies"), and certain of the wholly-owned domestic subsidiaries of FTD Group, Inc. (the "Subsidiary Guarantors"). In addition, the obligations under the Credit Agreement are secured by a lien on substantially all of the assets of FTD Group, Inc., FTD Companies and the Subsidiary Guarantors (collectively, the "Loan Parties"), including a pledge of all (except with respect to foreign subsidiaries, in which case such pledges are limited to 66%) of the outstanding capital stock of certain direct subsidiaries of the Loan Parties.

        The interest rates on both the Term Loan and the Revolving Credit Facility are either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the Term Loan and step downs in the LIBOR margin on the Revolving Credit Facility depending on FTD's net leverage ratio). In addition, there is a commitment fee, which is currently equal to 0.45% per annum (with additional step-downs in the commitment fee depending on FTD's net leverage ratio), on the unused portion of the Revolving Credit Facility. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants, and negative covenants, that require, among other things, FTD to maintain compliance with a maximum net leverage ratio and a minimum fixed-charge coverage ratio, and impose restrictions and limitations on, among other things, capital expenditures, investments, dividends, asset sales, and incurrence of additional debt or liens by FTD Companies, FTD Group, Inc. and their subsidiaries. The Credit Agreement also provides for an additional $100 million in borrowing, subject to certain conditions, including compliance with covenants and approval by the lender group.

Quarter Ended March 31, 2013 compared to Quarter Ended March 31, 2012

        Our total cash and cash equivalents balance decreased by $4.2 million, or 3%, to $132.3 million at March 31, 2013, compared to $136.4 million at December 31, 2012. Our summary cash flows for the periods presented were as follows (in thousands):

	Quarter Ended March 31,
	2013	2012
Net cash provided by operating activities	$15,147	$16,875
Net cash used for investing activities	$(5,554)	$(4,660)
Net cash used for financing activities	$(12,497)	$(11,978)

        Net cash provided by operating activities decreased by $1.7 million, or 10%. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in working capital, including, but not limited to, depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, and deferred taxes. The decrease in net cash provided by operating activities was due to a $1.4 million decrease in net income and a $5.4 million decrease in non-cash items primarily related to the decrease in contingent consideration resulting from the fair value adjustment, partially offset by a $5.1 million favorable change in working capital. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities increased by $0.9 million, or 19%. The increase was primarily due to a $1.1 million increase in purchases of property and equipment, partially offset by a $0.2 million decrease in purchases of rights, content and intellectual property.

        Capital expenditures for the quarter ended March 31, 2013 totaled $5.3 million. At March 31, 2013 and December 31, 2012, we had $1.3 million and $3.0 million, respectively, of property and equipment that was not yet paid for and was included in accounts payable and other liabilities in the consolidated balance sheets. We currently anticipate that our total capital expenditures for 2013 will be in the range of $21 million to $25 million, which includes the aforementioned $3.0 million of purchases on account at December 31, 2012. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $0.5 million, or 4%. Repurchases of common stock increased by $1.2 million, partially offset by a repayment of $0.7 million on the outstanding balance under the Credit Agreement in the quarter ended March 31, 2012.

        The payment of dividends and dividend equivalents is a cash outflow from financing activities. In January 2013, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend was February 14, 2013 and the dividend, which totaled $9.4 million, including dividend equivalents paid on nonvested restricted stock units, was paid on February 28, 2013. In April 2013, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is May 14, 2013 and the dividend will be paid on May 31, 2013. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors.

        On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency. We recorded $2.3 million of restructuring and other exit costs in the quarter ended March 31, 2013 in our Content & Media segment, which consisted of $2.1 million of employee termination costs, as well as $0.2 million of contract termination costs. During the quarter ended March 31, 2013, we paid $1.3 million of restructuring and other exit costs. At March 31, 2013, accrued restructuring and other exit costs totaled $1.1 million, which will be paid over the next 12 months.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, we repurchased a total of $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013. We did not make any repurchases under the Program during the year ended December 31, 2012 or the quarter ended March 31, 2013 and, at March 31, 2013, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units we grant to employees. In general, we currently do not collect the minimum statutory employee withholding taxes from employees upon vesting of restricted stock units. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due. We then pay the minimum statutory withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the quarter ended March 31, 2013 and 2012 were $3.3 million and $2.1 million, respectively, for which we withheld 0.5 million and 0.4 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting during the period.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least for the next twelve months. If we complete the FTD Spin-Off Transaction, we will be a substantially smaller company than we were prior to the FTD Spin-Off Transaction, and we anticipate that our consolidated cash flows will be substantially lower when compared to periods prior to the FTD Spin-Off Transaction. We may use our existing cash balances and future cash generated from operations to fund, among other things, both contractual payments and optional prepayments on the outstanding balance under the Credit Agreement; dividend payments, if declared by United Online, Inc.'s Board of Directors; the development and/or acquisition of other services, businesses or technologies; the repurchase of our common stock underlying restricted stock units to pay the minimum statutory employee withholding taxes due on vested restricted stock units; the repurchase of our common stock under the Program; future capital expenditures; and future acquisitions of intangible assets, including rights, content and intellectual property.

        Under the terms of the Credit Agreement, FTD Group, Inc., a subsidiary of United Online, Inc., is generally restricted from transferring funds and other assets to United Online, Inc., with certain exceptions, including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations) which may be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the Credit Agreement are satisfied. These restrictions have resulted in restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group, Inc. and its subsidiaries totaling $258.7 million, including cash of $69.7 million, at March 31, 2013. In May 2012, FTD Group, Inc. made a voluntary debt prepayment of $17.0 million on the outstanding borrowings under the Credit Agreement, which has eliminated all future scheduled mandatory principal payments. The Credit Agreement also includes provisions which require us to make debt prepayments in the event that we generate consolidated excess cash flow and the net leverage ratio is higher than a threshold level, as defined in the Credit Agreement, on an annual basis commencing in April 2013 for fiscal year 2012. Such excess cash flow payment, which was paid in April 2013, totaled $10.9 million. The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital, as well as the terms at which such capital might be offered to us. We currently expect to have sufficient liquidity to fulfill our debt service obligations, at least in the next twelve months. FTD Group, Inc. was in compliance with all covenants under the Credit Agreement at March 31, 2013.

        On April 30, 2013, Mark R. Goldston, Chairman, President and Chief Executive Officer of United Online, announced that, subject to the completion of the FTD Spin-Off Transaction, he would resign as a director and officer of United Online immediately thereafter. Under the terms of Mr. Goldston's employment agreement, the FTD Spin-Off Transaction would constitute a change in control of United Online. His resignation following the FTD Spin-Off Transaction would constitute an involuntary termination for purposes of his employment agreement due to there having been a material decrease in his authorities, duties and responsibilities following a change in control. As a result, effective upon such resignation, and subject to the terms and conditions of his employment agreement, Mr. Goldston would be entitled to the severance and other benefits described in his employment agreement in connection with an involuntary termination, including an estimated cash severance payment totaling approximately $7.1 million (assuming a September 30, 2013 termination date), as well as full and accelerated vesting of Mr. Goldston's outstanding nonvested restricted stock units and unvested stock options. Mr. Goldston's employment agreement has previously been filed with the SEC.

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

Fair Value Measurements

        We measure contingent consideration at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The estimated fair value of contingent consideration related to the schoolFeed acquisition was estimated at $3.4 million at March 31, 2013, which equaled 99% of total liabilities measured at fair value on a recurring basis at such date. Contingent consideration is measured based on three annual earnout periods ending June 30, 2013, 2014 and 2015 (each period, an "Earnout Period" and together, the "Earnout Periods") and, if earned, will be paid annually shortly after the closing of each Earnout Period. The range of the amounts the Company could pay under the contingent consideration arrangement is between $0 and $27.5 million. The fair value of contingent consideration was estimated using a Monte-Carlo simulation based on estimated probabilities of U.S. and other target market daily registrations; mean growth rates of 0% for both U.S. registrations and other target market registrations, each with a standard deviation of 50%, during the Earnout Periods; an estimated rate of conversion of new subscribers to pay accounts; and a discount rate of 18.5%. Contingent consideration—fair value adjustment for the quarter ended March 31, 2013 was comprised of a $5.5 million change in the estimated fair value of contingent consideration, partially offset by $0.4 million of interest expense related to such contingent consideration.

        During the quarter ended March 31, 2013, Facebook restricted certain functionality of the schoolFeed app, which limited schoolFeed's ability to use the Facebook service to contact users who are not registered members of schoolFeed. As a result, we have not been able to register as many new members through the app as originally anticipated. As such, we decreased the estimates and mean growth rates for U.S. and other target market daily registrations assumptions used in calculating the estimated fair value of contingent consideration at March 31, 2013. The decrease in the estimated fair value of contingent consideration since December 31, 2012 was attributable to such decrease in the estimates and mean growth rates for U.S. and other target market daily registrations assumptions.

        Changes to one or multiple inputs to the Monte-Carlo simulation, including the discount rate, mean growth rates, volatility rates, the estimated number of daily registrations, and the estimated rate of conversion of new subscribers to pay accounts, could significantly impact the estimated fair value of contingent consideration. We review and reassess the estimated fair value of contingent consideration on a quarterly basis, and future fair value estimates could differ from the initial estimate.

Contractual Obligations

        Contractual obligations at March 31, 2013 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest	$290,146	$19,380	$16,970	$16,986	$236,810
Member redemption liability	21,851	17,451	4,400	—	—
Noncancelable operating leases	25,117	11,334	9,515	4,144	124
Contingent consideration	3,412	3,389	23	—	—
Purchase obligations	14,305	12,803	1,502	—	—
Other liabilities	2,686	891	1,109	204	482

Total	$357,517	$65,248	$33,519	$21,334	$237,416

        At March 31, 2013, we had liabilities for uncertain tax positions totaling $5.2 million, of which $0.2 million was included in other liabilities in the contractual obligations table above and, at March 31, 2013, was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

        Commitments under letters of credit at March 31, 2013 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Year to Less than 5 Years	More than 5 Years
Letters of credit	$1,224	$1,062	$—	$—	$162

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

Off-Balance Sheet Arrangements

        At March 31, 2013, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K) that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income —Effective January 1, 2013, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, as codified in ASC 220. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption of this update did not have a material impact on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash and cash equivalents and the outstanding balance under the Credit Agreement. The interest rate set forth in the Credit Agreement for the Term Loan and the Revolving Credit Facility is either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the Term Loan). In March 2012, FTD Group, Inc. entered into forward starting interest rate cap instruments based on 3-month LIBOR that are effective from January 2015 to June 2018 and have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on the outstanding borrowings under the Credit Agreement. The gains or losses on the instruments are reported in other comprehensive income to the extent that they are effective and will be reclassified into earnings when the expected future cash flows, beginning in January 2015 through June 2018 and attributable to future 3-month LIBOR interest payments, are recognized in earnings. A 100 basis point increase in LIBOR rates would result in an estimated annual increase in our interest expense related to the outstanding debt under the Credit Agreement of approximately $0.2 million.

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

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At March 31, 2013, the notional value of open forward foreign currency exchange contracts accounted for as net investment and cash flow hedges totaled $0.9 million and $0.8 million, respectively.

        Periodically, we enter into forward foreign currency exchange contracts which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At March 31, 2013, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $3.9 million. We may, in the future, also use other derivative financial instruments, if it is determined that such hedging activities are appropriate to reduce risk.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a description of our material pending legal proceedings, please refer to Note 13 "Contingencies—Legal Matters" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

        The risk factors set forth below are substantially the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2012, with the exception of modifications to (i) under "Risks Relating to our Business Generally," the risk factor related to new business initiatives and the risk factor related to the loss of senior management and other key employees, and (ii) under "Additional Risks Relating to our Content & Media Segment," the risk factor related to competition and the risk factor related to our free accounts and active accounts.

RISKS RELATING TO THE FTD SPIN-OFF TRANSACTION

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

  •
  Changes in our operating performance;

  •
  Any required consents under our material contracts, including the credit agreement dated June 10, 2011, between FTD Group, Inc. and Wells Fargo Bank, National Association as Administrative Agent for the lenders (the "Credit Agreement"); and

  •
  Satisfaction of certain conditions precedent, including final approval of transaction specifics by the Board of Directors, receipt of certain tax rulings and an opinion of counsel, and the filing and effectiveness of a registration statement with the SEC.

If the FTD Spin-Off Transaction is not completed in the manner or timeframe contemplated by the Board of Directors' preliminary plan, or not completed at all, the price of United Online, Inc.'s common stock may decline.

There are a number of risks associated with the FTD Spin-Off Transaction and they may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        There are a number of risks associated with the FTD Spin-Off Transaction, including, without limitation, the following:

  •
  Management estimates that the costs to complete the FTD Spin-Off Transaction will be significant. In the event such transaction is not consummated, we will have incurred significant costs that we will not be able to recover, and for which we will not have received any benefit.

  •
  The FTD Spin-Off Transaction will require significant time and attention of our management and operational resources, and they may detract from the operation of our businesses and the execution of other strategic initiatives. In addition, the Company may experience a loss of employees, or employees may be distracted by the FTD Spin-Off Transaction due to uncertainty about their future roles pending the completion of such transaction.

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

If the FTD Spin-Off Transaction were to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, then the FTD Spin-Off Transaction could result in significant tax liabilities.

        United Online, Inc. has requested a private letter ruling from the Internal Revenue Service ("IRS"), substantially to the effect that, for U.S. federal income tax purposes, the FTD Spin-Off Transaction will qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended. In addition, United Online, Inc. expects to receive a legal opinion, substantially to the effect that the FTD Spin-Off Transaction so qualifies. The IRS ruling and the tax opinion will rely on certain facts, assumptions and undertakings, and certain representations from United Online, Inc. and FTD, regarding the past and future conduct of both respective businesses and other matters, and the tax opinion will rely on the IRS ruling. Notwithstanding the IRS ruling and the tax opinion, the IRS could determine that the FTD Spin-Off Transaction should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings is not correct, or that the FTD Spin-Off Transaction should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the tax opinion that are not covered by the IRS ruling.

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

        Economic conditions in the U.S. and the European Union have been depressed and may remain challenging for the foreseeable future. Our products and services are discretionary and dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to, among other factors, the general economic climate, the consumers' levels of disposable income, consumer debt, and overall consumer confidence. The challenging economic conditions have adversely impacted certain aspects of our businesses in a number of ways, including reduced demand, more aggressive pricing for similar products and services by our competitors, decreased spending by advertisers, increased credit risks, increased credit card failures, a loss of customers, and increased use of discounted pricing for certain of our products and services. It is likely that these and other factors will continue to adversely impact our businesses, at least in the near term. The challenging economic conditions may adversely impact our key vendors and customers. Such economic conditions and decreased consumer spending have, in certain cases, resulted in, and may in the future result in, a variety of negative effects such as a reduction in revenues, increased costs, lower gross margin and operating margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, increased provisions for excess and obsolete inventories, and recognition of impairments of assets, including goodwill and other intangible and long-lived assets. Any of the above factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        We have expended, and may continue to expend, significant resources in developing, integrating and implementing new business initiatives, products, services, features, applications, and functionality, such as those related to the NetZero 4G mobile broadband service, our high school yearbook initiatives related to the Classmates website and the schoolFeed app. Such development, integration and implementation involve a number of uncertainties, including unanticipated delays and expenses and technological problems. New business initiatives, products, services, features, applications, or functionality also may not be accepted by consumers or commercially successful. We cannot assure you that we will be successful in such development, integration and implementation efforts, including those related to the NetZero 4G mobile broadband service, our high school yearbook initiatives or the schoolFeed app, or that any new business initiatives, products, services, features, applications, or functionality will be accepted by consumers or commercially successful. For example, the schoolFeed app has been a source of new free members and significant user-generated content for our Classmates business. However, Facebook recently notified us that it intends to discontinue the schoolFeed app's access to the Facebook service on or about May 10, 2013, which would result in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app. These changes may result in a decline in the number of active accounts for our online nostalgia services. If our development, integration and implementation efforts are not successful, or such new business initiatives, products, services, features, applications, or functionality are not accepted by consumers or commercially successful, our key metrics and financial results could be materially and adversely impacted.

Our marketing efforts may not be successful or may become more expensive, either of which could increase our costs and adversely impact our key metrics and financial results.

        We spend significant resources marketing our brands, products and services. We rely on relationships with a wide variety of third parties, including Internet search providers such as Google, Internet advertising networks, co-registration partners, retailers, distributors, and direct marketers, to source new customers and to promote or distribute our products and services. In addition, in connection with the launch of new products or services, we may spend a significant amount on marketing, including through television advertising. With any of our brands, products and services, if our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as Internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended or terminated, for any reason, if there is an increase in the proportion of consumers visiting our websites or purchasing our products and services by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs, or if our marketing efforts do not result in our products and services being prominently ranked in Internet search listings, our key metrics and financial results could be materially and adversely impacted.

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

        The systems underlying the operations of each of our business segments are complex and diverse, and must efficiently integrate with third-party systems, such as credit card processors. Key systems include, without limitation, order transmission, fulfillment and processing, including the system for transmitting orders through the floral network; billing; website and database management; customer support; telecommunications network management; advertisement serving and management systems; and internal financial systems. Some of these systems, such as customer support for our Content & Media and Communications segments, are outsourced to third parties, and other systems, such as Interflora's order transmission, fulfillment and billing system and FTD's customer service telephone system, are not redundant. We have experienced systems problems in the past, and we or these third parties may experience problems in the future. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions. The continued and uninterrupted performance of our key systems is critical to our success. Unanticipated problems affecting these systems could cause interruptions in our services. In addition, if our third-party vendors face financial or other difficulties, our business could be adversely impacted. Any significant errors, damage, failures, interruptions, delays, or other problems with our systems or our third-party vendors or their systems could adversely impact our ability to satisfy our customers and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        We are currently, and have been in the past, party to various legal actions and investigations. These actions may include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third-party patents, trademarks, copyrights or other intellectual property or proprietary rights, securities laws claims, claims involving marketing practices or unfair competition, claims in connection with employment practices, breach of contract claims, and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims, including, without limitation, claims for defamation, right of publicity, negligence, and privacy and security matters. The failure to successfully defend against these and other types of claims, including claims relating to our business practices, could result in our incurring significant liabilities related to judgments or settlements or require us to change our business practices. Infringement claims may also result in our being required to obtain licenses from third parties, which licenses may not be available on acceptable terms, if at all. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial condition, results of operations, and cash flows. In addition, we also file actions against third parties from time to time for various reasons, including, without limitation, to protect our intellectual property rights, to enforce our contractual rights, or to make other business-related claims. The legal fees, costs and expenses associated with these actions may be significant, and if we were to lose these actions, we may be required to pay the other party's legal fees, costs and expenses, which also may be significant and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        Various governmental agencies have in the past asserted claims, instituted legal actions, inquiries or investigations, or imposed obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancelation, refund, or disclosure practices, and they may continue to do so in the future. We have received civil investigative demands and subpoenas, as applicable, from the Federal Trade Commission ("FTC") and the Attorneys General of various states, primarily regarding their respective investigations into certain former post-transaction sales practices and certain of our marketing, billing, renewal, and privacy practices and disclosures. We have been cooperating with these investigations. However, the outcome of these or any other governmental investigations or their potential implications for our business are uncertain. We may not prevail in existing or future claims and any judgment against us or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices. For example, in 2010, Memory Lane, Inc. (then known as Classmates Online, Inc.) and FTD, Inc. paid $960,000 and $640,000, respectively, to resolve an investigation of the Attorney General for the State of New York related to their former post-transaction sales practices. Defending against lawsuits, inquiries and investigations also involves significant expense and diversion of management's attention and resources from other matters. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures could result in changes to our business practices, as well as significant damages, fines, penalties or assessments, which could decrease our revenues or increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies or private parties, or we are required to pay significant sums, including damages, fines, penalties, or assessments, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. For more information, see Note 13 "Contingencies—Legal Matters" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Governmental regulation of the collection and use of personal information or our failure to comply with these regulations could harm our businesses.

        The FTC has regulations regarding the collection and use of personal information obtained from individuals when accessing websites, with particular emphasis on access by minors. In addition, other governmental authorities have regulations to govern the collection and use of personal information that may be obtained from customers or visitors to websites. These regulations include requirements that procedures be established to disclose and notify users of our websites of our privacy and security policies, obtain consent from users for collection and use of personal information and provide users with the ability to access, correct or delete personal information stored by us. In addition, the FTC and other governmental authorities have made inquiries and investigations of companies' practices with respect to their users' personal information collection and dissemination practices to confirm these are consistent with stated privacy policies and to determine whether precautions are taken to secure consumers' personal information. The FTC and certain state agencies also have made inquiries, and, in a number of situations, brought actions against companies to enforce the privacy policies of these companies, including policies relating to security of consumers' personal information.

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

        We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach related to us or the parties with which we have commercial relationships, could damage our reputation and expose us to a risk of loss, litigation and possible liability. We cannot assure you that the security measures we take will be effective in preventing these types of activities. We also cannot assure you that the security measures of our third-party vendors, including network providers, providers of customer and billing support services, and other vendors, will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation or our revenues and may interfere with our ability to provide our products and services, all of which could adversely impact our business. In addition, the coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

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

Our intellectual property and proprietary rights are important to our businesses.

        Our trade names, trademarks, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our businesses. In particular, we view our primary trademarks as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, and domain name laws in the U.S. and similar laws in other countries, as well as licenses and other agreements with our employees, members, consumers, suppliers, and other parties, to establish and maintain our intellectual property and proprietary rights in the technology, products, services, and content used in our operations. These laws and agreements may not guarantee that our proprietary rights will be protected and our intellectual property and proprietary rights could be challenged or invalidated. We have applied for the registration of, and have been issued, trademark registrations for trademarks and service marks used in our businesses in the U.S. and various foreign countries; however, in some other countries, there are certain pre-existing and potentially conflicting trademark registrations held by third parties. We also license some of our intellectual property rights, including the Mercury Man logo, to third parties. The steps we and such third parties have taken to protect our intellectual property and proprietary rights may not be adequate, and other third parties may infringe or misappropriate our intellectual property and proprietary rights. This could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Furthermore, the validity, enforceability, and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The protection of our intellectual property and proprietary rights may require the expenditure of significant financial and internal resources. We cannot assure you that we have taken adequate steps to prevent infringement or misappropriation of our intellectual property and proprietary rights. Our failure to adequately protect our intellectual property and proprietary rights could adversely affect our brands and could harm our business. We are also subject to the risk of claims alleging that our business practices infringe on the intellectual property rights of others. These claims could result in lengthy and costly litigation. Moreover, resolution of any such claim against us may require us or one of our subsidiaries to obtain a license to use the intellectual property rights at issue or possibly to cease using those rights altogether. Any of those events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        We may evaluate a wide variety of potential strategic transactions that we believe may complement our existing businesses. However, we may not realize the anticipated benefits and synergies of an acquisition, and our attempts at integrating an acquired business may not be successful. Acquiring a business, service or technology involves many operational and financial risks, including risks relating to:

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

        FTD has a substantial amount of indebtedness which could have significant consequences for our business and financial condition. For example:

  •
  If we fail to meet payment obligations or otherwise default under our debt, the lenders will have the right to accelerate the indebtedness and exercise other rights and remedies against us.

  •
  We will be required to dedicate a substantial portion of FTD's cash flows from operations to debt service, including interest payments and excess cash flow payments on the debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions, and other purposes.

  •
  Our ability to obtain additional financing to fund future working capital needs, capital expenditures, additional acquisitions, and other general corporate requirements could be limited.

  •
  Our debt imposes operating and financial covenants and restrictions on FTD, including limitations on our ability to use FTD cash flows for the benefit of our subsidiaries other than FTD, and compliance with such covenants and restrictions may adversely affect our ability to adequately finance our operations or capital needs in the future, to pursue attractive business opportunities that may arise in the future, to redeem or repurchase capital stock, to pay dividends, to sell assets, and to make capital expenditures.

  •
  Our failure to comply with the covenants in our debt, including failure as a result of events beyond our control, could result in an event of default on our debt, which could cause all amounts outstanding with respect to that debt to become immediately due and payable and could materially and adversely affect our operating results, financial condition and liquidity.

  •
  We will experience increased vulnerability to, and limited flexibility in planning for, changes to our businesses and adverse economic and industry conditions.

  •
  We may be at a competitive disadvantage relative to other companies with less indebtedness.

  •
  Our ability to apply excess FTD cash flow or proceeds from certain types of securities offerings, asset sales and other transactions to purposes other than the repayment of debt, as well as servicing of the debt, could be limited.

  •
  The interest rates under our debt will fluctuate and, accordingly, interest expense may increase.

  •
  If we make voluntary prepayments on our debt, we will have to accelerate the related discount accretion and debt issuance cost amortization, which would impact interest expense.

        Under the terms of the Credit Agreement, we are permitted to incur additional indebtedness subject to certain conditions, and the risks described above may be increased if we incur additional indebtedness.

        The Credit Agreement includes guarantees on a joint and several basis by FTD Companies, Inc. and certain of FTD Group, Inc.'s existing and future, direct and indirect, domestic subsidiaries and is secured by first priority security interests in, and mortgages on, substantially all of the tangible and intangible assets of FTD Companies, Inc., FTD Group, Inc. and certain of FTD Group, Inc.'s direct and indirect subsidiaries and first priority pledges of all the equity interests owned by FTD Companies, Inc. in FTD Group, Inc. and by FTD Group, Inc. in certain of its existing and future direct and indirect subsidiaries (except with respect to foreign subsidiaries in which case such pledges are limited to 66% of the outstanding capital stock). The occurrence of an event of default under the Credit Agreement could permit the lenders to cause all amounts outstanding under the Credit Agreement to become immediately due and payable, to terminate the commitments of such lenders to make further extensions of credit under the Credit Agreement, to call and enforce the guarantees, and to foreclose on the collateral securing such debt.

Our ability to operate our business could be seriously harmed if we lose members of our senior management team or other key employees or we are not able to attract qualified new personnel.

        Our business is largely dependent on the efforts and abilities of our senior management and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time, including prior to or in connection with the completion of the FTD Spin-Off Transaction. On

April 30, 2013, Mark R. Goldston, our chairman, president and chief executive officer, announced that, subject to completion of the FTD Spin-Off Transaction, he would resign as a director and officer of United Online, Inc. immediately thereafter. In connection with the FTD Spin-Off Transaction, United Online, Inc.'s Board of Directors will conduct a search for a new chief executive officer of United Online, Inc. However, we may not be able to identify and hire a qualified candidate in a timely manner.

        The loss of any of our key employees or our inability to attract or retain a new chief executive officer or other qualified employees could seriously harm our business and prospects. We do not carry key-person life insurance on any of our employees.

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

        In connection with our Internet-based transactions, a number of states have been considering or adopting legislation or instituting policy initiatives, including those that would facilitate a finding of nexus to exist between Internet companies with the states, aimed at expanding the reach of sales and use taxes or imposing state income or other taxes on various innovative theories, including agency attribution from independent third-party service providers. Such legislation or initiatives could result in the imposition of additional sales and use taxes, or the payment of state income or other taxes, on certain transactions conducted over the Internet. In addition, advertisers and other third parties may choose to not do business with us in order to avoid nexus with certain states. If such legislation is enacted, or such initiatives are instituted, and unless overturned by the courts, the legislation or initiatives could subject us to substantially increased tax liabilities for past and future sales or state income or other taxes, require us to collect additional sales and use taxes, cause our future sales to decrease, or otherwise negatively impact our businesses, and thus have a material adverse effect on us.

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

        The consumer market for flowers and gifts is highly competitive and fragmented as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, and floral and gift mass marketers. The floral network services market is highly competitive as well, and retail florists and supermarkets may choose from a variety of providers that offer similar products and services. In the U.S., our key competitors in the consumer market include online, catalog and floral and gift retailers and mass market retailers with floral departments, including such companies as 1-800-FLOWERS.COM, Inc., Proflowers.com and Teleflora. Our key competitors in the U.S. floral network services market include providers of online or e-commerce services, retailers and wholesalers of floral-related products and other floral network services, such as Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM, Inc. International key competitors in the consumer market include mass market retailers, such as Asda, Marks & Spencer, Next, and Waitrose/John Lewis, as well as online, catalog and specialty gift retailers, such as eFlorist, Serenata Flowers and Arena.

        We face intense competition in the consumer market. We expect that the sales volumes at supermarkets and mass merchants will continue to increase, and that other online floral mass marketers will continue to increase their competition with us. In particular, the nature of the Internet as a marketplace facilitates competitive entry and comparative shopping, and we have experienced increased competition. Some of our competitors may have significant competitive advantages over us, may engage in more significant discounting, may devote significantly greater resources to marketing campaigns or other aspects of their business or may respond more quickly and effectively than we can to new or changing opportunities or customer requirements.

        We face intense competition in the market for floral network services. In addition, the number of retail florists has been declining over a number of years. As the number of retail florists decreases, competition for the business of the remaining retail florists will intensify.

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

        We believe that our strategic relationships with leading online retailers and direct marketers are critical to attract customers, facilitate broad market acceptance of our products and brands and enhance our sales and marketing capabilities. A failure to maintain existing strategic relationships or to establish additional relationships that generate a significant amount of traffic from other websites could limit the growth of our business. Establishing and maintaining relationships with leading online retailers and direct marketers is competitive and expensive. We may not successfully enter into additional strategic relationships. In addition, we may not be able to renew existing strategic relationships beyond their current terms or may be required to pay significant fees to maintain and expand these strategic relationships. Further, many online retailers and direct marketers that we may approach to establish an advertising presence or with whom we already have an existing relationship may also provide advertising services for our competitors. As a result, these companies may be reluctant to enter into, maintain or expand a strategic relationship with us. Our business, financial condition, results of operations, and cash flows may suffer if we fail to enter into new strategic relationships, or maintain or expand existing strategic relationships, or if these strategic relationships do not result in traffic on our websites sufficient to justify their costs.

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

        In accordance with current industry practice by domestic floral and gift order gatherers and our interpretation of applicable law, our FTD consumer business collects and remits sales and use taxes on orders that are delivered in a limited number of states where it has a physical presence or other form of jurisdictional nexus. If states successfully challenge this practice and impose sales and use taxes on orders delivered in states where we do not have physical presence or another form of jurisdictional nexus, we could incur substantial tax liabilities for past sales and lose future sales as a result of the increased tax cost that would be borne by the customer. Also, states may seek to reclassify the status of Internet order gatherers, such as our FTD consumer business, as persons that are deemed to fulfill the underlying order, in which case, a state may seek to impose taxes on the receipts generated by our FTD consumer business for orders fulfilled and delivered by florists outside such state. In addition, future changes in the operation of our online and telephonic sales channels could result in the imposition of additional sales and use tax or other tax obligations.

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

        Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales, and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do, offer a wider variety of services, have more compelling websites with more extensive user-generated or third-party content or offer their services or content free to their users. Some of our competitors have been more successful than we have been in attracting and retaining visitors and members, and our ability to attract visitors to our websites and maintain a large and growing member base has been adversely affected by such competition. In particular, Facebook's membership base currently far exceeds that of any of its competitors, and Google+ has been growing its membership base at a rapid pace. If our competitors provide services similar to our online nostalgia services for free, we may not be able to charge for our online nostalgia services. We rely on some of our competitors to promote our services and for new member acquisitions, such as Facebook in connection with our Facebook high school fan pages and the schoolFeed app. Any changes to Facebook's rules or policies or any other changes implemented by Facebook could adversely affect our business or our strategies. For example, the number of new installations of the schoolFeed app has been adversely affected by certain changes to Facebook's policies, and Facebook recently notified us that it intends to discontinue the schoolFeed app's access to the Facebook service on or about May 10, 2013. Competition has adversely affected our subscription revenues from online nostalgia services, as well as our advertising revenues from our online nostalgia services and online loyalty marketing service. More intense competition could also require us to increase our marketing or other expenditures. As a result of competition, our key business metrics, revenues, cash flows, and profitability have been adversely affected.

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

        A number of our pay account subscriptions each month are not renewed or are canceled, which, for the Content & Media segment, we refer to as "churn." The level of churn we experience fluctuates from quarter to quarter due to a variety of factors, including our mix of subscription terms, which affects the timing of subscription expirations, as well as the degree of credit card failures. To maintain or reduce the level of churn, we must continually add new pay accounts both to replace pay accounts who churn and to grow our business beyond our current pay account base. We expect that our churn rate will continue to fluctuate from period to period. A significant majority of our pay accounts are on plans that automatically renew at the end of their subscription period and we have received complaints with respect to our renewal policies and practices. As discussed in the risk factors related to changes in laws and regulations and to legal actions and investigations, the laws being considered and those that have been enacted by certain states regarding automatic-renewal practices will, and enforcement action or changes in enforcement policies and procedures could, impact certain of our business practices. We also experience an increase in the percentage of credit card failures from time to time. Any change in our renewal policies or practices, or in the degree of credit card failures, could have a material impact on our churn rate. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could reduce our revenues and adversely affect our financial results.

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

        The success of our online nostalgia and online loyalty marketing services depends upon our ability to increase or maintain the number of visitors to our websites, our base of free members and the level of activity of those visitors and members. A decline in the number of visitors, registered or active free online nostalgia members, or a decline in the activity of those members, could result in decreased pay accounts, decreased content on our websites and decreased advertising revenues. A decline in the number of registered or active online loyalty marketing service members could also result in decreased advertising revenues. We have experienced a decline in the number of active members, from time to time. The schoolFeed app has been a source of new free members and significant user-generated content for our Classmates business. However, Facebook recently notified us that it intends to discontinue the schoolFeed app's access to the Facebook service on or about May 10, 2013, which would result in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app. These changes may result in a decline in the number of active accounts for our online nostalgia services. The failure to increase or maintain the number of visitors to our websites, our base of free members, or the failure to convince our free members to actively participate in our websites or services, could have a material adverse effect on our business and our financial results.

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

        We started offering a mobile broadband service under the NetZero brand in 2012. However, the new service may not be accepted by consumers or commercially successful, especially given its dependence on Clearwire's limited coverage areas. We have been testing various marketing initiatives, including offering discounts on our devices, but there are no assurances that such initiatives will increase the number of accounts. The free version of the service is limited to a one-year term and these accounts are automatically terminated upon the expiration of the one-year service term if they do not upgrade to one of the paid subscription plans. There are no assurances that we will be successful in upgrading these accounts before they terminate. Some of our prospective competitors have longer operating histories, greater name and brand recognition, larger user bases, wider coverage areas, and significantly greater financial, technical, sales, and marketing resources than we do. We cannot assure you that we will be successful in growing the number of accounts in the NetZero 4G mobile broadband service as planned, or that the service will be commercially successful. The failure to grow the number of accounts as planned, or the service's failure to be commercially successful, could materially and adversely impact our business, financial condition, results of operations, and cash flows.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (b) Not applicable

(c)   Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allowed us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From time to time, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. In April 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the Program, bringing the total amount authorized under the Program to $200 million. In December 2009, the Board of Directors again further extended the Program through December 31, 2010. From August 2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013. There were no repurchases under the Program during the year ended December 31, 2012 or the quarter ended March 31, 2013 and, at March 31, 2013, the authorization remaining under the Program was $80.0 million.

        Shares withheld upon the vesting of restricted stock units to pay minimum statutory employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of most restricted stock units, we currently do not collect the minimum statutory employee withholding taxes from employees. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. We then pay the minimum statutory employee withholding taxes.

        Common stock repurchases during the quarter ended March 31, 2013 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
January 1 - January 31, 2013	—	$—	—	$80,000
February 1 - February 28, 2013	506	$6.34	—	$80,000
March 1 - March 31, 2013	11	$6.11	—	$80,000

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2013	UNITED ONLINE, INC. (Registrant)
	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/8/2013
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/8/2013
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/8/2013
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	5/8/2013
101.INS	XBRL Instance Document	X		000-33367	5/8/2013
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	5/8/2013
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	5/8/2013
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	5/8/2013
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	5/8/2013
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	5/8/2013