Form 10-Q
period 2013-06-30
UNITED ONLINE INC
filed 2013-08-05
CIK 1142701

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

        There were 92,531,810 shares of the Registrant's common stock outstanding at July 31, 2013.

UNITED ONLINE, INC.
INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2013

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; the Company's strategies, including the planned separation of the Company and FTD Companies, Inc. into separate, publicly-traded companies and the expected benefits of such transaction; anticipated changes to senior management; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$122,423	$136,444
Accounts receivable, net of allowance for doubtful accounts	36,606	43,721
Inventories, net	12,329	16,116
Deferred tax assets, net	12,519	12,279
Other current assets	12,635	14,918

Total current assets	196,512	223,478
Property and equipment, net	52,679	57,877
Goodwill	443,122	452,042
Intangible assets, net	195,499	216,437
Other assets	14,412	13,585

Total assets	$902,224	$963,419

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$54,243	$80,543
Accrued liabilities	41,617	45,253
Member redemption liability	17,313	18,033
Deferred revenue	46,187	47,556
Current portion of long-term debt	—	10,856

Total current liabilities	159,360	202,241
Member redemption liability	4,367	4,542
Deferred revenue	1,973	2,025
Long-term debt, net of discounts	233,410	233,144
Deferred tax liabilities, net	28,939	31,896
Other liabilities	8,813	14,485

Total liabilities	436,862	488,333

Commitments and contingencies
Stockholders' equity:
Common stock	9	9
Additional paid-in capital	497,927	500,769
Accumulated other comprehensive loss	(39,880)	(28,133)
Retained earnings	7,306	2,441

Total stockholders' equity	465,362	475,086

Total liabilities and stockholders' equity	$902,224	$963,419

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Products	$130,866	$133,813	$285,953	$276,412
Services	90,883	98,044	183,180	197,737

Total revenues	221,749	231,857	469,133	474,149
Operating expenses:
Cost of revenues—products	100,317	102,826	219,508	211,834
Cost of revenues—services	21,791	22,526	44,157	44,709
Sales and marketing	41,545	46,800	87,506	93,559
Technology and development	12,501	11,918	24,925	23,504
General and administrative	23,833	23,249	50,395	47,536
Amortization of intangible assets	7,757	7,537	15,504	14,846
Contingent consideration—fair value adjustment	25	—	(5,124)	—
Restructuring and other exit costs	(62)	85	2,227	14

Total operating expenses	207,707	214,941	439,098	436,002

Operating income	14,042	16,916	30,035	38,147
Interest income	226	213	379	451
Interest expense	(3,191)	(3,583)	(6,383)	(7,041)
Other income, net	221	567	588	771

Income before income taxes	11,298	14,113	24,619	32,328
Provision for income taxes	5,046	5,583	8,248	12,295

Net income	$6,252	$8,530	$16,371	$20,033

Income allocated to participating securities	(400)	(294)	(636)	(604)

Net income attributable to common stockholders	$5,852	$8,236	$15,735	$19,429

Basic net income per common share	$0.06	$0.09	$0.17	$0.22

Shares used to calculate basic net income per common share	92,386	90,478	91,985	90,136

Diluted net income per common share	$0.06	$0.09	$0.17	$0.22

Shares used to calculate diluted net income per common share	92,644	90,505	92,230	90,200

Dividends paid per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$6,252	$8,530	$16,371	$20,033
Other comprehensive income (loss):
Cash flow hedges:
Changes in net gains (losses) on derivatives, net of tax of $275 and $(436) for the quarters ended June 30, 2013 and 2012 and $295 and $(467) for the six months ended June 30, 2013 and 2012, respectively	416	(697)	447	(741)
Derivative settlement losses reclassified into earnings, net of tax of $(4) and $(46) for the quarters ended June 30, 2013 and 2012 and $(40) and $(28) for the six months ended June 30, 2013 and 2012, respectively	5	75	65	45
Other hedges:
Changes in net gains (losses) on derivatives, net of tax of $14 and $24 for the quarters ended June 30, 2013 and 2012 and $63 and $(16) for the six months ended June 30, 2013 and 2012, respectively	22	34	99	(24)
Foreign currency translation	(377)	(4,053)	(12,358)	1,524

Other comprehensive income (loss)	66	(4,641)	(11,747)	804

Comprehensive income	$6,318	$3,889	$4,624	$20,837

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2012	91,092	$9	$500,769	$(28,133)	$2,441	$475,086
Issuance of common stock through employee stock purchase plan	424	—	1,699	—	—	1,699
Vesting of restricted stock units	1,016	—	—	—	—	—
Repurchases of common stock	—	—	(3,342)	—	—	(3,342)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(7,583)	—	(11,506)	(19,089)
Stock-based compensation	—	—	6,147	—	—	6,147
Tax benefits from equity awards	—	—	237	—	—	237
Other comprehensive loss	—	—	—	(11,747)	—	(11,747)
Net income	—	—	—	—	16,371	16,371

Balance at June 30, 2013	92,532	$9	$497,927	$(39,880)	$7,306	$465,362

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$16,371	$20,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,422	28,727
Stock-based compensation	6,147	6,487
Provision for doubtful accounts receivable	988	1,122
Contingent consideration—fair value adjustment	(5,124)	—
Accretion of discounts and amortization of debt issue costs	473	634
Deferred taxes, net	(3,120)	(2,823)
Tax benefits (shortfalls) from equity awards	487	(252)
Excess tax benefits from equity awards	(271)	(13)
Other, net	(176)	(339)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	5,835	5,888
Inventories, net	3,740	(2,357)
Other assets	2,540	6,915
Accounts payable and accrued liabilities	(26,269)	(24,558)
Member redemption liability	(895)	(845)
Deferred revenue	(1,067)	(3,931)
Other liabilities	(984)	(1,840)

Net cash provided by operating activities	29,097	32,848

Cash flows from investing activities:
Purchases of property and equipment	(9,917)	(8,447)
Purchases of rights, content and intellectual property	(602)	(1,140)
Cash paid for acquisitions, net of cash acquired	—	(11,355)
Purchases of investments	(33)	(65)
Proceeds from sales of investments	210	374

Net cash used for investing activities	(10,342)	(20,633)

Cash flows from financing activities:
Payments on term loan	(10,857)	(17,663)
Proceeds from exercises of stock options	—	5
Proceeds from employee stock purchase plans	1,699	1,793
Repurchases of common stock	(3,342)	(2,144)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	(19,089)	(18,670)
Excess tax benefits from equity awards	271	13

Net cash used for financing activities	(31,318)	(36,666)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,458)	(218)
Change in cash and cash equivalents	(14,021)	(24,669)
Cash and cash equivalents, beginning of period	136,444	136,105

Cash and cash equivalents, end of period	$122,423	$111,436

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

        On August 1, 2012, United Online, Inc. announced that its Board of Directors had approved a preliminary plan to separate the Company into two independent, publicly-traded companies: FTD Companies, Inc., which will include the domestic and international operations of the Company's FTD segment, and United Online, Inc., which will continue to include the businesses of the Company's Content & Media and Communications segments (the "FTD Spin-Off Transaction"). The FTD Spin-Off Transaction is expected to take the form of a tax-free pro rata distribution to stockholders of United Online, Inc. The FTD Spin-Off Transaction is subject to a number of conditions, including final approval of transaction specifics by the Board of Directors, and is planned to be completed by October 1, 2013.

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

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters and six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet information at December 31, 2012 was derived from the Company's audited consolidated financial statements, filed on March 4, 2013, with the SEC in the

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        During the quarter ended March 31, 2013, the Company identified an error related to the elimination of intercompany revenues within its FTD segment, whereby intercompany revenues were being eliminated in consolidation from services revenues instead of products revenues. Reported revenues, both consolidated and for the FTD segment, were correct in total; however, the error resulted in an overstatement of products revenues and an understatement of services revenues. The Company evaluated this error and concluded that it did not result in a material misstatement of the Company's previously-issued consolidated financial statements. Accordingly, the Company has determined to revise, in this report and future filings, its previously-reported products revenues and services revenues reported in the Company's consolidated statements of operations, as well as FTD segment products revenues and FTD segment services revenues within Note 2—"Segment Information". The error represented an overstatement of products revenues and an understatement of services revenues totaling $18.4 million, $17.7 million, and $13.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, and $5.9 million and $10.7 million for the quarter and six months ended June 30, 2012, respectively.

        During the quarter ended March 31, 2013, the Company identified an error in the calculation of the MyPoints member redemption liability, which impacted prior-period balances. The Company evaluated this error and concluded that it did not result in a material misstatement of the Company's previously-issued consolidated financial statements, although the cumulative impact of correcting for the adjustment in the quarter ended March 31, 2013 could be material to the year ending December 31, 2013. Accordingly, the Company has determined to revise, in this report and future filings, its previously-reported consolidated financial statements, including the Company's consolidated balance sheet at December 31, 2012, the unaudited condensed consolidated statement of operations for the

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

quarter and six months ended June 30, 2012 and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2012, to adjust for this error. As a result of this error, accrued liabilities, additional paid-in capital and retained earnings were overstated by $0.4 million, $0.2 million and $0.8 million, respectively, at December 31, 2012 and member redemption liability—current, member redemption liability—long-term, and other liabilities were understated by $0.9 million, $0.2 million and $0.3 million, respectively, at December 31, 2012. Additionally, cost of revenues—services was understated by $24,000 and $50,000 for the quarter and six months ended June 30, 2012, respectively, provision for income taxes was overstated by $9,000 and $19,000 for the quarter and six months ended June 30, 2012, respectively, and net income was overstated by $15,000 and $31,000 for the quarter and six months ended June 30, 2012, respectively. There was no impact on net cash provided by operating activities; however, adjustments to deferred taxes, net, and changes in member redemption liability within cash flows from operating activities were understated by $0.3 million and $50,000 for the six months ended June 30, 2012, respectively, and changes in accounts payable and accrued liabilities within cash flows from operating activities was overstated by $0.3 million for the six months ended June 30, 2012.

        During the quarter ended March 31, 2013, the Company identified an error in the calculation of provision for income taxes as it relates to changes in the estimated fair value of contingent consideration. Changes in the estimated fair value of contingent consideration are recorded in the consolidated statements of operations, while, for tax purposes, such changes are treated as a purchase price adjustment; however, the Company previously recorded a provision for income taxes associated with such changes. The Company evaluated this error and concluded that it did not result in a material misstatement of the Company's previously-reported consolidated financial statements. Accordingly, the Company has determined to revise, in this report and future filings, its previously-reported consolidated financial statements, including the Company's consolidated balance sheet at December 31, 2012. As a result of this error, other current assets, accrued liabilities and retained earnings were understated by $0.4 million, $0.1 million and $0.3 million, respectively, at December 31, 2012.

Accounting Policies

        Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion of all significant accounting policies.

Recent Accounting Pronouncements

        Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income —Effective January 1, 2013, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, as codified in Accounting Standards Codification ("ASC") 220. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

reference to other disclosures required under GAAP that provide additional detail about those amounts. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

        Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists—In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in ASC 740, Income Taxes. The amendments in this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

2. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Quarter Ended June 30, 2013
	FTD	Content & Media	Communications	Total
Products	$129,145	$1,030	$691	$130,866
Services	35,134	20,594	17,321	73,049
Advertising and other	—	11,295	6,923	18,218

Total segment revenues	$164,279	$32,919	$24,935	$222,133

Segment income from operations	$21,202	$5,780	$8,288	$35,270

	Quarter Ended June 30, 2012
	FTD	Content & Media	Communications	Total
Products	$131,996	$881	$936	$133,813
Services	35,531	24,067	19,945	79,543
Advertising and other	—	13,038	5,929	18,967

Total segment revenues	$167,527	$37,986	$26,810	$232,323

Segment income from operations	$22,661	$6,620	$8,566	$37,847

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

	Six Months Ended June 30, 2013
	FTD	Content & Media	Communications	Total
Products	$282,347	$1,654	$1,952	$285,953
Services	72,215	41,755	35,155	149,125
Advertising and other	—	22,336	12,468	34,804

Total segment revenues	$354,562	$65,745	$49,575	$469,882

Segment income from operations	$47,939	$11,574	$14,918	$74,431

	Six Months Ended June 30, 2012
	FTD	Content & Media	Communications	Total
Products	$273,398	$1,781	$1,233	$276,412
Services	70,576	49,853	41,013	161,442
Advertising and other	—	25,797	11,324	37,121

Total segment revenues	$343,974	$77,431	$53,570	$474,975

Segment income from operations	$46,741	$13,931	$18,931	$79,603

        See Note 1—"Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements—Basis of Presentation—Reclassifications and Revisions" for information related to the revisions of FTD segment products revenues and services revenues.

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment revenues:
FTD	$164,279	$167,527	$354,562	$343,974
Content & Media	32,919	37,986	65,745	77,431
Communications	24,935	26,810	49,575	53,570

Total segment revenues	222,133	232,323	469,882	474,975
Intersegment eliminations	(384)	(466)	(749)	(826)

Consolidated revenues	$221,749	$231,857	$469,133	$474,149

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment operating expenses:
FTD	$143,077	$144,866	$306,623	$297,233
Content & Media	27,139	31,366	54,171	63,500
Communications	16,647	18,244	34,657	34,639

Total segment operating expenses	186,863	194,476	395,451	395,372
Depreciation	6,167	6,620	12,312	13,095
Amortization of intangible assets	9,250	7,888	18,110	15,632
Unallocated corporate expenses	5,811	6,423	13,974	12,729
Intersegment eliminations	(384)	(466)	(749)	(826)

Consolidated operating expenses	$207,707	$214,941	$439,098	$436,002

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment income from operations:
FTD	$21,202	$22,661	$47,939	$46,741
Content & Media	5,780	6,620	11,574	13,931
Communications	8,288	8,566	14,918	18,931

Total segment income from operations	35,270	37,847	74,431	79,603
Depreciation	(6,167)	(6,620)	(12,312)	(13,095)
Amortization of intangible assets	(9,250)	(7,888)	(18,110)	(15,632)
Unallocated corporate expenses	(5,811)	(6,423)	(13,974)	(12,729)

Consolidated operating income	$14,042	$16,916	$30,035	$38,147

        U.S. revenues totaled $182.9 million and $366.9 million for the quarter and six months ended June 30, 2013, respectively, and totaled $192.1 million and $372.3 million for the quarter and six months ended June 30, 2012, respectively. International revenues, which are primarily generated by the Company's operations in Europe, totaled $38.9 million and $102.2 million for the quarter and six months ended June 30, 2013, respectively, and totaled $39.8 million and $101.8 million for the quarter and six months ended June 30, 2012, respectively. The FTD segment's international revenues, which are primarily generated by Interflora in the U.K. and the Republic of Ireland, totaled $30.5 million and $85.5 million for the quarter and six months ended June 30, 2013, respectively, and $30.9 million and $83.5 million for the quarter and six months ended June 30, 2012, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	June 30, 2013	December 31, 2012
United States	$56,729	$60,622
Europe	10,362	10,840

Total long-lived assets	$67,091	$71,462

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Financing Receivables

        Credit quality of financing receivables was as follows (in thousands):

	June 30, 2013	December 31, 2012
Current	$11,700	$12,130
Past due	3,408	3,515

Total	$15,108	$15,645

        A significant majority of the past due financing receivables at June 30, 2013 and December 31, 2012 were 120 days or more past due. Financing receivables on nonaccrual status at June 30, 2013 and December 31, 2012 totaled $3.4 million and $3.6 million, respectively.

        The changes in allowance for credit losses related to financing receivables were as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Balance at January 1	$3,464	$3,655
Current period provision	27	115
Write-offs charged against allowance	(181)	(255)

Balance at June 30	$3,310	$3,515

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Other Current Assets

        Other current assets consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Prepaid expenses	$7,750	$7,178
Prepaid advertising and promotion expense	1,541	1,573
Prepaid floral catalog expenses	770	957
Prepaid insurance	700	1,139
Other	1,874	4,071

Total	$12,635	$14,918

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Employee compensation and related liabilities	$18,977	$24,672
Income taxes payable	5,946	1,668
Non-income taxes payable	5,145	6,166
Contingent consideration	3,437	3,899
Customer deposits	1,588	1,713
Reserves for legal and dispute settlements	737	700
Accrued restructuring and other exit costs	691	68
Other	5,096	6,367

Total	$41,617	$45,253

Contingent Consideration

        Contingent consideration related to the acquisition of schoolFeed, Inc. is measured based on three annual earnout periods ending June 30, 2013, 2014 and 2015 (each period, an "Earnout Period" and together, the "Earnout Periods") and, if earned, will be paid annually shortly after the closing of each Earnout Period. The range of the amounts the Company could pay under the contingent consideration arrangement is between $0 and $27.5 million. The estimated fair value of contingent consideration was $8.6 million at December 31, 2012 using a Monte-Carlo simulation.

        During the quarter ended March 31, 2013, Facebook restricted certain functionality of the schoolFeed app, which limited schoolFeed's ability to use the Facebook service to contact users who are not registered members of schoolFeed. Subsequently, in May 2013, Facebook discontinued the schoolFeed app's access to the Facebook service, which has resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

        At June 30, 2013, the Company had accrued $3.4 million for the contingent consideration payment for the Earnout Period ended June 30, 2013, which was paid in August 2013. The Company does not expect any contingent consideration will be earned for the Earnout Periods ending June 30, 2014 and 2015.

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	Gains (Losses) on Cash Flow Hedging Instruments, Net of Tax	Gains on Other Hedging Instruments, Net of Tax	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(813)	$13	$(27,333)	$(28,133)
Other comprehensive income (loss) before reclassifications	447	99	(12,358)	(11,812)
Amounts reclassified from accumulated other comprehensive loss	65	—	—	65

Other comprehensive income (loss)	512	99	(12,358)	(11,747)

Balance at June 30, 2013	$(301)	$112	$(39,691)	$(39,880)

        All amounts reclassified from accumulated other comprehensive loss were related to losses on derivatives classified as cash flow hedges. These reclassifications impacted technology and development expenses in the consolidated statements of operations.

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the six months ended June 30, 2013 were as follows (in thousands):

	FTD	Content & Media	Communications	Total
Balance at December 31, 2012:
Goodwill (excluding impairment charges)	$447,987	$137,172	$13,227	$598,386
Accumulated impairment charges	(114,000)	(26,606)	(5,738)	(146,344)

Goodwill at December 31, 2012	333,987	110,566	7,489	452,042
Foreign currency translation	(8,918)	(2)	—	(8,920)

Balance at June 30, 2013:
Goodwill (excluding impairment charges)	439,069	137,170	13,227	589,466
Accumulated impairment charges	(114,000)	(26,606)	(5,738)	(146,344)

Goodwill at June 30, 2013	$325,069	$110,564	$7,489	$443,122

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Pay accounts and free accounts	$103,250	$(97,650)	$5,600
Customer contracts and relationships	104,712	(84,643)	20,069
Trademarks and trade names	182,588	(22,995)	159,593
Software and technology	49,460	(45,713)	3,747
Rights, content and intellectual property	14,385	(7,895)	6,490

Total	$454,395	$(258,896)	$195,499

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Pay accounts and free accounts	$103,284	$(96,253)	$7,031
Customer contracts and relationships	113,927	(84,894)	29,033
Trademarks and trade names	185,561	(22,098)	163,463
Software and technology	49,896	(41,647)	8,249
Rights, content and intellectual property	14,494	(5,833)	8,661

Total	$467,162	$(250,725)	$216,437

        The Company's acquired trademarks and trade names related to the acquisition by the Company of FTD Group, Inc. in August 2008 are indefinite-lived and, accordingly, there is no associated amortization expense or accumulated amortization. At June 30, 2013 and December 31, 2012, such trademarks and trade names after impairment and foreign currency translation adjustments totaled $155.6 million and $158.5 million, respectively.

        Amortization expense related to intangible assets for the quarter and six months ended June 30, 2013 was $9.3 million and $18.1 million, respectively. Amortization expense related to intangible assets for the quarter and six months ended June 30, 2012 was $7.9 million and $15.6 million, respectively.

        Estimated future intangible assets amortization expense at June 30, 2013 was as follows (in thousands):

			Year Ending December 31,
		July-Dec 2013
	Total		2014	2015	2016	2017	2018	Thereafter
Estimated amortization of intangible assets	$39,936	$13,250	$17,527	$3,213	$2,768	$1,757	$781	$640

5. FINANCING ARRANGEMENTS

        In connection with the FTD acquisition in August 2008, UNOLA Corp., which was then an indirect wholly-owned subsidiary of United Online, Inc., and which subsequently merged into FTD

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FINANCING ARRANGEMENTS (Continued)

Group, Inc., entered into a $425 million senior secured credit agreement with Wells Fargo Bank, National Association, as Administrative Agent (the "2008 Credit Agreement"), consisting of (i) a term loan A facility of $75 million, (ii) a term loan B facility of $300 million, and (iii) a revolving credit facility of up to $50 million. On June 10, 2011, FTD Group, Inc. entered into a new credit agreement (the "2011 Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent for the lenders, to refinance the 2008 Credit Agreement. The 2011 Credit Agreement provided FTD Group, Inc. with a $315 million senior secured credit facility consisting of (i) a $265 million seven-year term loan (the "Term Loan") and (ii) a $50 million five-year revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan, the "2011 Credit Facilities"), and certain other financial accommodations, including letters of credit.

        On June 10, 2011, FTD Group, Inc. repaid in full all outstanding indebtedness under the 2008 Credit Agreement. No penalties were paid in connection with such repayment. The repayment of obligations under the 2008 Credit Agreement was financed with the proceeds of the $265 million of term loan borrowings under the 2011 Credit Agreement and FTD's available cash. No funds were borrowed under the Revolving Credit Facility at closing.

        The obligations under the 2011 Credit Agreement were guaranteed by the parent of FTD Group, Inc., FTD Companies, Inc., (formerly known as UNOL Intermediate, Inc.), and certain of the wholly-owned domestic subsidiaries of FTD Group, Inc. (the "Subsidiary Guarantors"). In addition, the obligations under the 2011 Credit Agreement were secured by a lien on substantially all of the assets of FTD Group, Inc., FTD Companies, Inc. and the Subsidiary Guarantors (collectively, the "Loan Parties"), including a pledge of all (except with respect to foreign subsidiaries, in which case such pledges were limited to 66%) of the outstanding capital stock of certain direct subsidiaries of the Loan Parties.

        The interest rates on both the Term Loan and the Revolving Credit Facility were either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the Term Loan and step downs in the LIBOR margin on the Revolving Credit Facility depending on the net leverage ratio of FTD Group, Inc. and its subsidiaries). In addition, there was a commitment fee, which was equal to 0.45% per annum at June 30, 2013, on the unused portion of the Revolving Credit Facility. The 2011 Credit Agreement contained customary representations and warranties, events of default, affirmative covenants, and negative covenants, that required, among other things, FTD Group, Inc. to maintain compliance with a maximum net leverage ratio and a minimum fixed-charge coverage ratio, and imposed restrictions and limitations on, among other things, capital expenditures, investments, dividends, asset sales, and incurrence of additional debt or liens by FTD Companies, Inc., FTD Group, Inc. and their subsidiaries. The 2011 Credit Agreement also provided for an additional $100 million in borrowing, subject to certain conditions, including compliance with covenants and approval by the lender group.

        The changes in the Company's debt balances, net of discounts, for the six months ended June 30, 2013 under the 2011 Credit Agreement were as follows (in thousands):

	Balance at December 31, 2012	Repayments of Debt	Accretion of Discounts	Balance at June 30, 2013
2011 Credit Agreement, Term Loan	$244,000	$(10,857)	$267	$233,410

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FINANCING ARRANGEMENTS (Continued)

        Future minimum principal payments based upon the scheduled mandatory debt payments under the 2011 Credit Agreement, excluding required prepayments based on excess cash flows, were as follows at June 30, 2013 (in thousands):

	Total Gross Debt	Year Ending December 31, 2018
2011 Credit Agreement, Term Loan	$235,156	$235,156

        At June 30, 2013, the borrowing capacity under the Revolving Credit Facility, which was reduced by $1.8 million in outstanding letters of credit, was $48.2 million.

        During the year ended December 31, 2012, FTD Group, Inc. made a voluntary debt prepayment of $17.0 million, which eliminated all future scheduled mandatory principal payments. Commencing in 2013 for fiscal year 2012, subject to certain exceptions, FTD Group, Inc. was required to make annual repayments of a portion of the Term Loan based on excess cash flow as defined in the 2011 Credit Agreement. Such excess cash flow payment, which was paid in April 2013, totaled $10.9 million.

        Under the terms of the 2011 Credit Agreement, FTD Group, Inc. was generally restricted from transferring funds to United Online, Inc., with certain exceptions, including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations), which was permitted to be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the 2011 Credit Agreement were satisfied. These restrictions resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group Inc. and its subsidiaries totaling $265.7 million and $277.6 million at June 30, 2013 and December 31, 2012, respectively, which exceeded 25% of the consolidated net assets of United Online, Inc. and its subsidiaries. FTD Group, Inc. was in compliance with all covenants under the 2011 Credit Agreement at June 30, 2013.

6. DERIVATIVE INSTRUMENTS

        The estimated fair values and notional values of outstanding derivative instruments were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Derivative Assets:
Interest rate caps	Other assets	$1,537	$699	$130,000	$130,000
Other derivative assets	Other current assets	$47	$—	$1,349	$—
Derivative Liabilities:
Other derivative liabilities	Accrued liabilities	$146	$245	$3,822	$7,333

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE INSTRUMENTS (Continued)

        The effect of the Company's interest rate caps on accumulated other comprehensive loss was as follows (in thousands):

	Changes in Gains (Losses) Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest rate caps	$819	$(618)	$837	$(926)

        At June 30, 2013, the effective portion, before tax effect, of the Company's interest rate caps was $0.4 million, none of which was expected to be reclassified from accumulated other comprehensive loss into interest expense in the consolidated statements of operations within the next 12 months.

7. FAIR VALUE MEASUREMENTS

Financial Assets and Derivative Instruments

        The following table presents information about financial assets and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	Estimated Fair Value
	June 30, 2013
Description	Total	Level 1	Level 2
Assets:
Money market funds	$75,875	$75,875	$—
Time deposits	10,575	—	10,575
Derivative assets	1,584	—	1,584

Total	$88,034	$75,875	$12,159

Liabilities:
Derivative liabilities	$146	$—	$146

Total	$146	$—	$146

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

	Estimated Fair Value
	December 31, 2012
Description	Total	Level 1	Level 2
Assets:
Money market funds	$89,507	$89,507	$—
Time deposits	9,021	—	9,021
Derivative assets	699	—	699

Total	$99,227	$89,507	$9,720

Liabilities:
Derivative liabilities	$245	$—	$245

Total	$245	$—	$245

Long-Term Debt

        The Company estimated the fair value of its long-term debt using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration and risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimate of its credit rating. At June 30, 2013, the Company estimated its credit rating as BB+ for the long-term debt associated with the 2011 Credit Agreement, resulting in a discount rate of 4.9%. At December 31, 2012, the Company estimated its credit rating as BB+/BB for the long-term debt associated with the 2011 Credit Agreement, resulting in a discount rate of 3.8%. The table below summarizes the estimated fair values for long-term debt (in thousands):

	June 30, 2013		December 31, 2012
		Estimated Fair Value		Estimated Fair Value
	Carrying Amount		Carrying Amount
		Level 2		Level 2
Long-term debt, net of discounts, including current portion	$233,410	$242,217	$244,000	$261,090

MyPoints Goodwill and Intangible Assets

        During the year ended December 31, 2012, the Company recorded a goodwill impairment charge and an intangible assets impairment charge related to MyPoints.com, Inc. ("MyPoints") totaling $26.6 million and $0.3 million, respectively. Accordingly, such goodwill and trademarks were required to be measured at fair value on a non-recurring basis and, at December 31, 2012, the estimated fair values were as follows (in thousands):

	Estimated Fair Value
Description	Total	Level 3
Assets:
MyPoints reporting unit goodwill	$22,517	$22,517
MyPoints reporting unit trademarks	1,000	1,000

Total	$23,517	$23,517

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

8. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows United Online, Inc. to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, United Online, Inc. had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, United Online, Inc.'s Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization amount to $80.0 million. In December 2011, United Online, Inc.'s Board of Directors extended the Program through December 31, 2012. In January 2013, United Online, Inc.'s Board of Directors approved and ratified the extension of the Program through December 31, 2013. There were no repurchases under the Program in the year ended December 31, 2012 or the six months ended June 30, 2013 and, at June 30, 2013, the authorization remaining under the Program was $80.0 million.

        Shares withheld upon the vesting of restricted stock units to pay minimum statutory employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units, the Company currently does not collect the minimum statutory withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the minimum statutory withholding taxes in cash. The amounts remitted in the six months ended June 30, 2013 and 2012 were $3.3 million and $2.1 million, respectively, for which the Company withheld 0.5 million and 0.4 million shares of common stock, respectively, that were underlying the restricted stock units that vested.

Dividends

        Dividends are paid on shares of common stock outstanding as of the record date. In addition, dividend equivalents are generally paid on nonvested restricted stock units outstanding as of the record date.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

        In January and April 2013, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 28, 2013 and May 31, 2013 and totaled $9.4 million and $9.7 million, respectively, including dividend equivalents paid on nonvested restricted stock units. In July 2013, United Online Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is August 14, 2013 and the dividend will be paid on August 30, 2013.

        The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of the Company's financial performance and other factors. Dividends that are declared by United Online, Inc.'s Board of Directors are currently paid out of the Company's surplus, as defined and computed in accordance with the General Corporation Law of the State of Delaware.

9. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating expenses:
Cost of revenues-products	$11	$(2)	$21	$6
Cost of revenues-services	41	31	82	125
Sales and marketing	623	559	1,258	1,142
Technology and development	360	297	726	795
General and administrative	2,066	2,148	4,060	4,419

Total stock-based compensation	$3,101	$3,033	$6,147	$6,487

Recent Awards

        Effective March 6, 2013, the Compensation Committee of the Board of Directors of United Online, Inc. approved restricted stock unit grants to certain executive officers totaling 0.9 million shares. The restricted stock units will vest as to one-third of the total number of units awarded annually over a three-year period beginning February 15, 2013.

        Effective March 6, 2013, the Secondary Compensation Committee of the Board of Directors of United Online, Inc. approved restricted stock unit grants to certain non-executive officer employees totaling 1.4 million shares. The restricted stock units will vest as to one-quarter of the total number of units awarded annually over a four-year period beginning February 15, 2013.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES

        The Company's provision for income taxes for the quarter ended June 30, 2013 was higher than the U.S. federal statutory tax rate of 35% primarily due to the treatment of certain costs related to the FTD Spin-Off Transaction as a permanent difference, as well as the additional U.S. taxes on foreign dividends exceeding the allowable foreign tax credit, partially offset by the receipt of a refund of dividend withholding taxes during the quarter.

        The Company's provision for income taxes for the six months ended June 30, 2013 was lower than the U.S. federal statutory tax rate of 35% primarily due to the permanent exclusion of changes in estimated fair value of contingent consideration and receipt of a refund of dividend withholding taxes during the period, partially offset by the treatment of certain costs related to the FTD Spin-Off Transaction as a permanent difference.

11. NET INCOME PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$6,252	$8,530	$16,371	$20,033
Income allocated to participating securities	(400)	(294)	(636)	(604)

Net income attributable to common stockholders	$5,852	$8,236	$15,735	$19,429

Denominator:
Weighted-average common shares	92,386	90,478	91,985	90,136

Add: Dilutive effect of non-participating securities	258	27	245	64

Shares used to calculate diluted net income per common share	92,644	90,505	92,230	90,200

Basic net income per common share	$0.06	$0.09	$0.17	$0.22

Diluted net income per common share	$0.06	$0.09	$0.17	$0.22

        The diluted net income per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the quarter and six months ended June 30, 2013 were 2.5 million and 2.7 million, respectively. Weighted-average antidilutive shares for the quarter and six months ended June 30, 2012 were 6.8 million and 6.2 million, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Contract Termination Costs	Total
Accrued restructuring and other exit costs at December 31, 2012	$68	$—	$68
Restructuring and other exit costs	1,998	229	2,227
Cash paid for restructuring and other exit costs	(1,375)	(229)	(1,604)

Accrued restructuring and other exit costs at June 30, 2013	$691	$—	$691

        In the six months ended June 30, 2013, the Company recorded restructuring and other exit costs totaling $2.2 million, consisting of $2.0 million and $0.2 million of employee termination costs and contract termination costs, respectively, in the Content & Media segment. These restructuring charges were a result of management's decision to streamline segment operations and increase segment profitability. Restructuring and other exit costs totaled $85,000 and $14,000 for the quarter and six months ended June 30, 2012, respectively.

13. CONTINGENCIES—LEGAL MATTERS

        In June 2011, Memory Lane, Inc., a California corporation, filed a complaint in United States District Court, Central District of California, against Classmates International, Inc., Classmates Online, Inc. and the Company's Memory Lane, Inc. subsidiary ("Memory Lane"), alleging false designation of origin under the Lanham Act, 15 U.S.C. section 1125, and state and common law unfair competition. The complaint includes requests for an award of damages and for preliminary and permanent injunctive relief. Notwithstanding the request for preliminary injunctive relief, no motion for such relief has been filed. Memory Lane responded to the complaint in September 2011. In October 2011, the plaintiff amended its complaint to, among other things, dismiss Classmates International, Inc. and add United Online, Inc. as a defendant. The discovery cut-off date was in October 2012. A trial date of February 11, 2014 has been set.

        In March 2012, Hope Kelm, Barbara Timmcke, Regina Warfel, Brett Reilly, Juan M. Restrepo, and Jennie H. Pham filed a purported class action complaint (the "Kelm Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corporation, Citigroup, Inc., and Citibank, N.A. (collectively, the "Credit Card Company Defendants"); (ii) 1-800-Flowers.com, Inc., United Online, Inc., Memory Lane, Inc., Classmates International, Inc., FTD Group, Inc., Days Inns Worldwide, Inc., Wyndham Worldwide Corporation, PeopleFindersPro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InterActiveCorp, and Shoebuy.com, Inc. (collectively, the "E-Merchant Defendants"); and (iii) Trilegiant Corporation, Inc. ("Trilegiant"), Affinion Group, LLC ("Affinion"), and Apollo Global Management, LLC ("Apollo"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act ("RICO") by all defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes by the Credit Card Company Defendants; (3) violations of the Electronic Communications Privacy Act ("ECPA") by Trilegiant,

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONTINGENCIES—LEGAL MATTERS (Continued)

Affinion and the E-Merchant Defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (4) violations of the Connecticut Unfair Trade Practices Act by Trilegiant, Affinion, Apollo, and the E-Merchant Defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (5) violation of California Business and Professions Code section 17602 by Trilegiant, Affinion, Apollo, and the E-Merchant Defendants; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

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

        In December 2008, Interflora, Inc. (in which United Online has an indirect, two-thirds ownership interest) and Interflora British Unit (an indirect, wholly-owned subsidiary of United Online) issued proceedings against Marks and Spencer plc ("Marks and Spencer") seeking injunctive relief, damages, interest, and costs in an action claiming infringement of U.K. trademark registration number 1329840 and European Community trademark registration number 909838, both for the word "Interflora". Marks and Spencer did not make a counterclaim. In July 2009, the High Court of Justice of England and Wales (the "High Court"), referred questions to the Court of Justice of European Union ("CJEU") for a preliminary ruling. In September 2011, the CJEU handed down its judgment on the questions referred by the High Court. In February 2012, the High Court scheduled the trial for April 2013. In September 2012, Interflora British Unit executed an indemnity agreement by which Interflora British Unit agreed to indemnify Interflora, Inc. against all losses and expenses arising out of this action which Interflora, Inc. may incur after July 10, 2012. The trial in this matter concluded in April 2013. In May 2013, the High Court ruled that Marks and Spencer infringed the Interflora trademarks. In June 2013, the High Court issued an injunction prohibiting Marks and Spencer from infringing the Interflora trademarks in specified jurisdictions and ordered Marks and Spencer to provide certain disclosures in order for damages to be quantified. The High Court has granted Marks and Spencer permission to appeal the ruling.

        The Company has been cooperating with certain governmental authorities in connection with their respective investigations of its former post-transaction sales practices and certain other current or former business practices.

  •
  In 2010, FTD.COM Inc. and Classmates Online, Inc., now known as Memory Lane, Inc., received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and Washington. The primary focus of the inquiry concerns certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors. In the second

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONTINGENCIES—LEGAL MATTERS (Continued)

    quarter of 2012, the Company received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these companies for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. The Company rejected the Multistate Work Group's offer. The Company has since had ongoing discussions with the Multistate Work Group regarding the non-monetary aspects of a negotiated resolution. The Company is continuing to cooperate with the Multistate Work Group and is providing requested information. There can be no assurances as to the terms on which the Multistate Work Group and the Company may agree to settle this matter, or that any settlement of this matter may be reached. The Company is not able to reasonably estimate the amount of possible loss or range of loss that may arise, if any. In the event that the Multistate Work Group and the Company agree to settle this matter, or if no settlement is reached and there are adverse judgments against the Company in connection with litigation filed by the Attorneys General of the Multistate Work Group, there could be a material adverse effect on the Company's financial position, results of operations and its cash flows.

  •
  In 2010, Memory Lane, Inc. (formerly Classmates Online, Inc.) received a subpoena from the Attorney General for the District of Columbia regarding the subsidiary's marketing, billing, and renewal practices, including, without limitation, its former post-transaction sales practices. In July 2013, the parties entered into a settlement agreement in which Memory Lane, Inc. agreed to change certain of its practices and disclosures and pay the District of Columbia $300,000 for its cost of investigation and associated attorneys' fees.

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

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONTINGENCIES—LEGAL MATTERS (Continued)

a possible eventual loss, if any. At June 30, 2013, the Company had reserves totaling $0.7 million for legal and dispute settlements. With respect to the other legal matters described above, the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

14. PLANNED SPIN OFF

        The FTD Spin-Off Transaction is expected to take the form of a tax-free pro rata distribution to stockholders of United Online, Inc. and is subject to a number of conditions, including final approval of transaction specifics by the Board of Directors of United Online, Inc., receipt of a favorable private letter ruling from the Internal Revenue Service ("IRS") and an opinion of counsel, the filing and effectiveness of a registration statement with the SEC, and other related matters. The Company anticipates that the IRS ruling will confirm that the distribution of shares of FTD Companies, Inc. common stock will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss by United Online, Inc. or its stockholders. The FTD Spin-Off Transaction will not require stockholder approval. On April 30, 2013, FTD Companies, Inc. filed an initial registration statement on Form 10 with the SEC in connection with the FTD Spin-Off Transaction. On July 1, 2013, FTD Companies, Inc. filed an amended registration statement on Form 10 with the SEC in connection with the separation. While the Company expects that the FTD Spin-Off Transaction will be completed by October 1, 2013, there can be no assurance that it will be completed on the anticipated schedule or that its terms will not change. Following completion of the FTD Spin-Off Transaction, the historical results of the FTD segment will be presented as discontinued operations in the Company's consolidated financial statements. The Company recorded $1.4 million and $3.1 million of transaction-related costs in the quarter and six months ended June 30, 2013, respectively, in connection with the FTD Spin-Off Transaction and its exploration of strategic alternatives for its other businesses and monetization opportunities for its portfolio of patents and patent applications.

        On April 30, 2013, Mark R. Goldston, Chairman, President and Chief Executive Officer of United Online, Inc., announced that, subject to the completion of the FTD Spin-Off Transaction, he would resign as a director and officer of United Online immediately thereafter. Under the terms of Mr. Goldston's employment agreement, the FTD Spin-Off Transaction would constitute a change in control of United Online. His resignation following the FTD Spin-Off Transaction would constitute an involuntary termination for purposes of his employment agreement due to there having been a material decrease in his authorities, duties and responsibilities following a change in control. As a result, effective upon such resignation, and subject to the terms and conditions of his employment agreement, Mr. Goldston would be entitled to the severance and other benefits described in his employment agreement in connection with an involuntary termination, including an estimated cash severance payment totaling approximately $7.1 million (assuming an October 1, 2013 termination date), as well as full and accelerated vesting of Mr. Goldston's outstanding nonvested restricted stock units and unvested stock options. Mr. Goldston's employment agreement has previously been filed with the SEC.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SUBSEQUENT EVENT

        On July 17, 2013, FTD Companies, Inc. entered into a new credit agreement (the "Credit Agreement") by and among FTD Companies, Inc., Interflora British Unit, the material wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders, to refinance the 2011 Credit Agreement. On July 17, 2013, FTD Companies, Inc. drew $220 million of the new $350 million revolving credit facility and used approximately $19 million of its existing cash balance to repay its previously-outstanding credit facilities in full and pay fees and expenses related to the Credit Agreement.

        The obligations under the Credit Agreement are guaranteed by FTD Companies, Inc.'s material wholly-owned domestic subsidiaries (collectively, with FTD Companies, Inc., the "U.S. Loan Parties"). In addition, the obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge shall be limited to 66% of the outstanding capital stock).

        The interest rates set forth in the Credit Agreement for loans are either a base rate plus a margin ranging from 0.50% per annum to 1.25% per annum, or LIBOR plus a margin ranging from 1.50% per annum to 2.25% per annum, calculated according to the net leverage ratio of FTD Companies, Inc. and its subsidiaries. The initial base rate margin is 0.75% per annum and the initial LIBOR margin is 1.75% per annum. In addition, FTD Companies, Inc. will pay a commitment fee ranging from 0.20% per annum to 0.35% per annum on the unused portion of the revolving credit facility. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require FTD Companies, Inc. and its subsidiaries to maintain compliance with a maximum net leverage ratio and a minimum interest coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, and asset sales, and FTD Companies, Inc.'s and its subsidiaries' ability to incur additional debt and additional liens.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; the Company's strategies, including the planned separation of the Company and FTD Companies, Inc. into separate, publicly-traded companies and the expected benefits of such transaction; anticipated changes to senior management; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        United Online, through its operating subsidiaries, is a leading provider of consumer products and services over the Internet under a number of brands, including FTD, Interflora, Flying Flowers, Flowers Direct, Drake Algar, Classmates, schoolFeed, StayFriends, Trombi, MyPoints, NetZero, and Juno.

        United Online, Inc. is a Delaware corporation, headquartered in Woodland Hills, California, that commenced operations in 2001 following the merger of dial-up Internet access providers NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno"). In 2004, we acquired Classmates Online, Inc. (whose name was changed to Memory Lane, Inc. in February 2011), a provider of online nostalgia services, and in 2006, we acquired MyPoints.com, Inc. ("MyPoints"), a provider of an online loyalty marketing service. In 2008, we acquired FTD Group, Inc. (together with its subsidiaries and its parent, FTD Companies, Inc., "FTD"), a provider of floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services under the FTD and Interflora brands. In April 2012, we acquired certain assets of the Gifts Division of Flying Brands Limited, specifically the Flying Flowers, Flowers Direct and Drake Algar businesses. In June 2012, we acquired schoolFeed, Inc. ("schoolFeed"), owner of the schoolFeed Facebook app and a leading online high school social network that enables members to reconnect and interact with their former classmates.

        We report our businesses in three reportable segments:

Segment	Products and Services
FTD	Floral, gift and related products and services for consumers, retail florists and other retail locations
Content & Media	Online nostalgia products and services and an online loyalty marketing service
Communications	Internet access services and devices, including dial-up, NetZero Mobile Broadband, and DSL, and email, Internet security and web hosting services

        We generate revenues from three primary sources:

  •
  Products revenues.  Products revenues in our FTD segment are derived primarily from selling floral, gift and related products to consumers and the related shipping and service fees. Products revenues in our FTD segment also include revenues generated from sales of branded and non-branded hard goods, software and hardware systems, cut flowers, packaging and promotional products, and a wide variety of other floral-related supplies to floral network members. Products revenues in our Content & Media segment are derived from the sale of yearbook reprints and related shipping and handling fees, as well as revenues generated from reselling third party merchandise. Products revenues in our Communications segment are derived from the sale of mobile broadband devices and the related shipping and handling fees.

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

Planned Spin Off

        On August 1, 2012, United Online, Inc. announced that its Board of Directors had approved a preliminary plan to separate the Company into two independent, publicly-traded companies: FTD Companies, Inc., which will include the domestic and international operations of the Company's FTD segment, and United Online, Inc., which will continue to include the businesses of the Company's Content & Media and Communications segments (the "FTD Spin-Off Transaction"). The FTD Spin-Off Transaction is expected to take the form of a tax-free pro rata distribution to stockholders of United Online, Inc. and is subject to a number of conditions, including final approval of transaction specifics by the Board of Directors, receipt of a favorable private letter ruling from the Internal Revenue Service ("IRS") and an opinion of counsel, the filing and effectiveness of a registration statement with the Securities and Exchange Commission (the "SEC"), and other related matters. The Company anticipates that the IRS ruling will confirm that the distribution of shares of FTD Companies, Inc. common stock will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss by United Online, Inc. or its stockholders. The FTD Spin-Off Transaction will not require stockholder approval. While the Company expects that the FTD Spin-Off Transaction will be completed by October 1, 2013, there can be no assurance that it will be completed on the anticipated schedule or that its terms will not change. On April 30, 2013, FTD Companies, Inc. filed an initial registration statement on Form 10 with the SEC in connection with the FTD Spin-Off Transaction. On July 1, 2013, FTD Companies, Inc. filed an amended registration statement on

Form 10 with the SEC in connection with the separation. See Note 14—"Planned Spin Off" of the Notes to the Unaudited Condensed Consolidated Financial Statements and "Part I, Item 1A—Risk Factors" for additional information and risk factors associated with the FTD Spin-Off Transaction.

Segment Services

FTD

        FTD is a premier floral and gift products and services company. FTD provides floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral and gift products primarily in the U.S., Canada, the U.K., and the Republic of Ireland. FTD's business uses the highly-recognized FTD and Interflora brands, both supported by the Mercury Man logo that is displayed in tens of thousands of floral shops worldwide. FTD's portfolio of brands also includes Flying Flowers, Flowers Direct and Drake Algar in the U.K. FTD is a leading provider of floral and gift items to consumers, which FTD refers to as its consumer business, and a provider of floral network products and services, which FTD refers to as its floral network business. These businesses are complementary as the majority of floral orders generated by the consumer business are fulfilled and hand delivered by members of FTD's floral networks, with the remaining orders delivered via direct shipment from third-party suppliers. FTD owns and operates one retail shop and various concession stands in the U.K. FTD does not maintain significant physical inventory because its floral network members and third-party suppliers maintain substantially all floral and gift physical inventory and facilities. FTD generally receives payment from consumers before paying its floral network members and third parties for fulfillment and delivery of products.

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

        Online Nostalgia Services.    We operate our nostalgia services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Our domestic and international nostalgia services comprise a large and diverse population of users, with over 100 million registered accounts at June 30, 2013.

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

Communications

        Our principal Communications pay service is dial-up Internet access, offered under the NetZero and Juno brands. We also offer mobile broadband, DSL, email, Internet security, web hosting services, and other services. In total, we had 0.6 million Communications pay accounts at June 30, 2013, of which 0.4 million were access accounts and 0.2 million were pay accounts subscribed to our other Communications services, including email, Internet security and web hosting services. Most of our Communications revenues are derived from dial-up Internet access pay accounts.

        Internet Access Services.    Our Internet access services consist of dial-up and, to a much lesser extent, our mobile broadband service and DSL service. Our dial-up Internet access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up Internet access services include Internet access and an email account. In addition, we offer accelerated dial-up Internet access services which can significantly reduce the time required for certain web pages to load during Internet browsing when compared to our basic dial-up Internet access services. Our accelerated dial-up Internet access services are also bundled with additional benefits, including antivirus software and enhanced email storage, although we also offer each of these features and certain other value-added features as stand-alone pay services. Our dial-up Internet access services are available in more than 12,500 cities across the U.S. and Canada.

        In 2012, we began offering our NetZero Mobile Broadband service as part of a wholesale agreement with Clearwire. We offer consumers the option to access the service by purchasing either a NetZero USB modem to connect a single device such as a PC or a Mac® computer, or a NetZero personal hotspot that can connect up to eight Wi-Fi enabled devices simultaneously. NetZero USB modem and NetZero hotspot customers are able to connect to our mobile broadband service within the Clearwire coverage area using a variety of devices, including a PC, Mac® computer, iPad® mobile digital device, and other tablets, netbooks and smartphones. Our mobile broadband service is generally available for use in the home, at the office or on the go by customers across the U.S. within the Clearwire coverage area. In addition, in July 2013, we entered into agreements with two separate network providers of nationwide wholesale mobile broadband service to expand the coverage area of our NetZero Mobile Broadband service, which we expect to launch on their respective networks in 2014.

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

Content & Media and Communications Segment Metrics

        Pay Accounts.    We generate a significant portion of our revenues from our pay accounts and they represent one of the most important drivers of our business model. A pay account is defined as a member who has paid for a subscription to a Content & Media or Communications service, and whose subscription has not terminated or expired. A subscription provides the member with access to our service for a specific term (for example, a month or a year) and may be renewed upon the expiration of each term. One time purchases of our services, with the exception of our free mobile broadband service, are not considered subscriptions and thus, are not included in the pay accounts metric. A pay account does not equate to a unique subscriber since one subscriber could have several pay accounts. In addition, at any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool, such as the subscribers receiving our free mobile broadband service, and a number of accounts that have notified us that they are terminating their service but whose service remains in effect. In general, the key metrics that affect our revenues from our pay accounts base include the number of pay accounts and ARPU. A pay account generally becomes a free account following the expiration or termination of the related subscription.

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

	Quarter Ended					Six Months Ended June 30,
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
						2013	2012
Consolidated:
Revenues (in thousands)	$221,749	$247,384	$218,983	$177,751	$231,857	$469,133	$474,149
FTD:
Segment revenues (in thousands)	$164,279	$190,283	$153,178	$116,362	$167,527	$354,562	$343,974
% of consolidated revenues	74%	77%	70%	65%	72%	76%	73%
Consumer orders (in thousands)	1,921	2,204	1,787	1,239	1,997	4,125	3,994
Average order value	$61.27	$61.01	$60.13	$61.06	$60.75	$61.14	$61.83
Average currency exchange rate: GBP to USD	1.54	1.54	1.61	1.58	1.58	1.54	1.58
Content & Media:
Segment revenues (in thousands)	$32,919	$32,826	$39,509	$36,556	$37,986	$65,745	$77,431
% of consolidated revenues	15%	13%	18%	21%	16%	14%	16%
Pay accounts (in thousands)	2,720	2,786	2,864	2,987	3,120	2,720	3,120
Segment churn	3.1%	3.3%	3.5%	3.4%	3.6%	3.2%	3.7%
ARPU	$2.48	$2.48	$2.52	$2.50	$2.50	$2.48	$2.51
Segment active accounts (in millions)	10.5	11.4	11.5	10.9	10.3	11.0	10.8
Average currency exchange rate: EUR to USD	1.31	1.32	1.30	1.25	1.28	1.31	1.30
Communications:
Segment revenues (in thousands)	$24,935	$24,640	$26,669	$25,203	$26,810	$49,575	$53,570
% of consolidated revenues	11%	10%	12%	14%	12%	11%	11%
Pay accounts (in thousands):
Access	378	404	421	440	467	378	467
Other	217	222	229	235	242	217	242

Total pay accounts	595	626	650	675	709	595	709
Segment churn	3.0%	3.0%	2.9%	3.1%	3.2%	3.0%	3.3%
ARPU	$9.34	$9.21	$9.05	$8.97	$8.97	$9.30	$8.96
Segment active accounts (in millions)	1.2	1.3	1.3	1.4	1.4	1.3	1.4

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

  Communications

        Products revenues consist of revenues generated from the sale of mobile broadband devices and the related shipping and handling fees.

Services Revenues

  FTD

        FTD services revenues are derived primarily from orders sent to floral network members and fees for floral network services.

  Content & Media and Communications

        Content & Media services revenues primarily consist of amounts charged to pay accounts for online nostalgia services. Communications services revenues consist of amounts charged to pay accounts for dial-up Internet access, mobile broadband, DSL, email, Internet security, web hosting, and other services, with substantially all of such revenues associated with Internet access. Our Content & Media and Communications services revenues are primarily dependent on two factors: the average number of pay accounts for a period and ARPU. In general, we charge our pay accounts in advance of providing a service, which results in the deferral of services revenue to the period in which the services are provided. Communications services revenues also include revenues generated from the resale of telecommunications to third parties.

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

Communications

        Communications cost of revenues includes telecommunications and data center costs; personnel- and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; license fees; costs related to providing customer support; costs related to customer billing and billing support for our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; domain name registration fees, and the costs associated with the sale of mobile broadband devices, including the related shipping and handling costs.

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

Results of Operations

Quarter and Six Months Ended June 30, 2013 compared to
Quarter and Six Months Ended June 30, 2012

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

        Unaudited condensed consolidated information was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$221,749	$231,857	$469,133	$474,149
Operating expenses:
Cost of revenues	122,108	125,352	263,665	256,543
Sales and marketing	41,545	46,800	87,506	93,559
Technology and development	12,501	11,918	24,925	23,504
General and administrative	23,833	23,249	50,395	47,536
Amortization of intangible assets	7,757	7,537	15,504	14,846
Contingent consideration—fair value adjustment	25	—	(5,124)	—
Restructuring and other exit costs	(62)	85	2,227	14

Total operating expenses	207,707	214,941	439,098	436,002

Operating income	14,042	16,916	30,035	38,147
Interest income	226	213	379	451
Interest expense	(3,191)	(3,583)	(6,383)	(7,041)
Other income, net	221	567	588	771

Income before income taxes	11,298	14,113	24,619	32,328
Provision for income taxes	5,046	5,583	8,248	12,295

Net income	$6,252	$8,530	$16,371	$20,033

        Information for our three reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	FTD		Content & Media		Communications
	Quarter Ended June 30,		Quarter Ended June 30,		Quarter Ended June 30,
	2013	2012	2013	2012	2013	2012
Revenues	$164,279	$167,527	$32,919	$37,986	$24,935	$26,810
Operating expenses:
Cost of revenues	102,321	105,151	7,619	8,724	8,162	8,255
Sales and marketing	27,701	28,643	10,067	12,789	3,939	5,516
Technology and development	3,156	2,873	4,819	4,810	1,871	1,876
General and administrative	9,899	8,199	4,671	5,071	2,675	2,597
Contingent consideration—fair value adjustment	—	—	25	—	—	—
Restructuring and other exit costs	—	—	(62)	(28)	—	—

Total operating expenses	143,077	144,866	27,139	31,366	16,647	18,244

Segment income from operations	$21,202	$22,661	$5,780	$6,620	$8,288	$8,566

	FTD		Content & Media		Communications
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Revenues	$354,562	$343,974	$65,745	$77,431	$49,575	$53,570
Operating expenses:
Cost of revenues	223,504	217,107	15,361	16,998	16,786	15,942
Sales and marketing	57,964	57,357	21,368	26,908	8,505	9,424
Technology and development	6,122	5,670	10,009	9,219	3,885	3,820
General and administrative	19,033	17,099	10,330	10,466	5,481	5,461
Contingent consideration—fair value adjustment	—	—	(5,124)	—	—	—
Restructuring and other exit costs	—	—	2,227	(91)	—	(8)

Total operating expenses	306,623	297,233	54,171	63,500	34,657	34,639

Segment income from operations	$47,939	$46,741	$11,574	$13,931	$14,918	$18,931

Consolidated Results

Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Revenues	$221,749	$231,857	$(10,108)	(4)%	$469,133	$474,149	$(5,016)	(1)%
Revenues as a percentage of total segment revenues:
FTD	74.0%	72.1%			75.5%	72.4%
Content & Media	14.8%	16.4%			14.0%	16.3%
Communications	11.2%	11.5%			10.6%	11.3%

        The decrease in consolidated revenues for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, was due to a $5.1 million decrease in revenues from our Content & Media segment, a $3.2 million decrease in revenues from our FTD segment and a $1.9 million decrease in revenues from our Communications segment.

        The decrease in consolidated revenues for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was due to an $11.7 million decrease in revenues from our Content & Media segment and a $4.0 million decrease in revenues from our Communications segment, partially offset by a $10.6 million increase in revenues from our FTD segment.

Cost of Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Cost of revenues	$122,108	$125,352	$(3,244)	(3)%	$263,665	$256,543	$7,122	3%
Cost of revenues as a percentage of total segment cost of revenues:
FTD	86.6%	86.1%			87.4%	86.8%
Content & Media	6.5%	7.1%			6.0%	6.8%
Communications	6.9%	6.8%			6.6%	6.4%

        The decrease in consolidated cost of revenues for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, was due to a $2.8 million decrease in cost of revenues associated with our FTD segment and a $1.1 million decrease in cost of revenues associated with our Content & Media segment, partially offset by a $0.7 million increase in depreciation and amortization expense.

        The increase in consolidated cost of revenues for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was due to a $6.4 million increase in cost of revenues associated with our FTD segment, a $1.4 million increase in depreciation and amortization expense and an $0.8 million increase in cost of revenues associated with our Communications segment. These increases were partially offset by a $1.6 million decrease in cost of revenues associated with our Content & Media segment.

Sales and Marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Sales and marketing	$41,545	$46,800	$(5,255)	(11)%	$87,506	$93,559	$(6,053)	(6)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
FTD	66.4%	61.0%			66.0%	61.2%
Content & Media	24.1%	27.2%			24.3%	28.7%
Communications	9.4%	11.7%			9.7%	10.1%

        The decrease in consolidated sales and marketing expenses for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, was due to a $2.7 million decrease in sales and marketing expenses associated with our Content & Media segment, a $1.6 million decrease in sales and marketing expenses associated with our Communications segment and a $0.9 million decrease in sales and marketing expenses associated with our FTD segment.

        The decrease in consolidated sales and marketing expenses for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was due to a $5.5 million decrease in sales and marketing expenses associated with our Content & Media segment, a $0.9 million decrease in sales and marketing expenses associated with our Communications segment and a $0.2 million decrease in depreciation expense. These decreases were partially offset by a $0.6 million increase in sales and marketing expenses associated with our FTD segment.

Technology and Development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Technology and development	$12,501	$11,918	$583	5%	$24,925	$23,504	$1,421	6%
Technology and development expenses as a percentage of total segment technology and development expenses:
FTD	32.1%	30.1%			30.6%	30.3%
Content & Media	48.9%	50.3%			50.0%	49.3%
Communications	19.0%	19.6%			19.4%	20.4%

        The increase in consolidated technology and development expenses for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, was due to a $0.3 million increase in depreciation expense and a $0.3 million increase in technology and development expenses associated with our FTD segment.

        The increase in consolidated technology and development expenses for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was due to an $0.8 million increase in technology and development expenses associated with our Content & Media segment and a $0.5 million increase in technology and development expenses associated with our FTD segment.

General and Administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
General and administrative	$23,833	$23,249	$584	3%	$50,395	$47,536	$2,859	6%
General and administrative expenses as a percentage of total segment general and administrative expenses:
FTD	57.4%	51.7%			54.6%	51.8%
Content & Media	27.1%	32.0%			29.6%	31.7%
Communications	15.5%	16.4%			15.7%	16.5%

        The increase in consolidated general and administrative expenses for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, was primarily due to a $1.7 million increase in general and administrative expenses associated with our FTD segment, partially offset by a $0.5 million decrease in unallocated corporate expenses, a $0.4 million decrease in general and administrative expenses associated with our Content & Media segment and a $0.3 million decrease in depreciation expense.

        The increase in consolidated general and administrative expenses for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to a $1.9 million increase in general and administrative expenses associated with our FTD segment and a $1.4 million increase in unallocated corporate expenses, partially offset by a $0.3 million decrease in depreciation expense.

Amortization of Intangible Assets

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$7,757	$7,537	$220	3%	$15,504	$14,846	$658	4%

        The increase in consolidated amortization of intangible assets for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, was primarily due to a $0.2 million increase in Content & Media amortization of intangible assets primarily related to the acquisition of schoolFeed in the second quarter of 2012.

        The increase in consolidated amortization of intangible assets for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to a $0.5 million increase in Content & Media amortization of intangible assets primarily related to the acquisition of schoolFeed in the second quarter of 2012.

Contingent Consideration—Fair Value Adjustment

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Contingent consideration—fair value adjustment	$25	$—	$25	N/A	$(5,124)	$—	$(5,124)	N/A

        Contingent consideration—fair value adjustment for the six months ended June 30, 2013 was comprised of a $5.7 million change in the estimated fair value of contingent consideration, partially offset by $0.5 million of interest expense related to such contingent consideration. During the quarter ended March 31, 2013, Facebook restricted certain functionality of the schoolFeed app, which limited schoolFeed's ability to use the Facebook service to contact users who are not registered members of schoolFeed. In May 2013, Facebook discontinued the schoolFeed app's access to the Facebook service, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app.

Restructuring and Other Exit Costs

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$(62)	$85	$(147)	(173)%	$2,227	$14	$2,213		*

*
Not meaningful

        Consolidated restructuring and other exit costs remained relatively flat for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012. Consolidated restructuring and other exit costs for the six months ended June 30, 2013 included $2.0 million of employee termination costs and $0.2 million of contract termination costs recorded in the Content & Media segment.

Interest Income

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Interest income	$226	$213	$13	6%	$379	$451	$(72)	(16)%

        Consolidated interest income remained relatively flat for the quarter and six months ended June 30, 2013, compared to the quarter and six months ended June 30, 2012.

Interest Expense

	Quarter Ended June 30,		Change		Quarter Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Interest expense	$3,191	$3,583	$(392)	(11)%	$6,383	$7,041	$(658)	(9)%

        The decrease in consolidated interest expense for the quarter and six months ended June 30, 2013, compared to the quarter and six months ended June 30, 2012, was primarily due to lower amounts outstanding under FTD's 2011 credit agreement as a result of repayments.

Other Income, Net

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Other income, net	$221	$567	$(346)	(61)%	$588	$771	$(183)	(24)%

        The decrease in consolidated other income, net, for the quarter and six months ended June 30, 2013, compared to the quarter and six months ended June 30, 2012, was primarily due to a decrease in realized and unrealized gains related to forward foreign currency exchange contracts.

Provision for Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except percentages)
Provision for income taxes	$5,046	$5,583	$8,248	$12,295
Effective income tax rate	44.7%	39.6%	33.5%	38.0%

        For the quarters ended June 30, 2013 and 2012, we recorded a tax provision of $5.0 million and $5.6 million, respectively, on pretax income of $11.3 million and $14.1 million, respectively. The increase in our effective income tax rate for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, was primarily due to the treatment of costs related to the FTD Spin-Off Transaction as a permanent difference in the quarter ended June 30, 2013, as well as the additional U.S. taxes on foreign dividends exceeding the allowable foreign tax credit, partially offset by the receipt of a refund of dividend withholding taxes in the quarter ended June 30, 2013.

        For the six months ended June 30, 2013 and 2012, we recorded a tax provision of $8.2 million and $12.3 million, respectively, on pretax income of $24.6 million and $32.3 million, respectively. The decrease in our effective income tax rate for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to the permanent exclusion of changes in the estimated fair value of contingent consideration in the six months ended June 30, 2013 and the receipt of a refund of dividend withholding taxes in the six months ended June 30, 2013, partially offset by the treatment of certain costs related to the FTD Spin-Off Transaction as a permanent difference in the six months ended June 30, 2013.

FTD Segment Results

FTD Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages and average order value)
Products	$129,145	$131,996	$(2,851)	(2)%	$282,347	$273,398	$8,949	3%
Services	35,134	35,531	(397)	(1)%	72,215	70,576	1,639	2%

Total FTD Revenues	$164,279	$167,527	$(3,248)	(2)%	$354,562	$343,974	$10,588	3%

Consumer orders	1,921	1,997	(76)	(4)%	4,125	3,994	131	3%
Average order value	$61.27	$60.75	$0.52	1%	$61.14	$61.83	$(0.69)	(1)%

        The $3.2 million decrease in FTD total revenues for the quarter was primarily due to a decrease in revenues generated by our consumer business. The overall decrease in revenues generated by our consumer business was partially offset by a $0.6 million increase in revenues generated by the Flying Flowers, Flowers Direct and Drake Algar businesses, which were acquired on April 30, 2012. The $2.9 million decrease in FTD products revenues for the quarter was driven by a 4% decrease in consumer order volume primarily due to the timing of the Easter holiday, which occurred in the first quarter of 2013 but occurred in the second quarter of 2012. Also contributing to the decrease was a modest decline in order volume for the U.S. Mother's Day holiday period. The decrease in order volume was partially offset by a 1% increase in average order value primarily due to higher merchandise values in both the U.S. and the U.K. The $0.4 million decrease in FTD services revenues for the quarter was primarily related to a decrease in membership and subscription-based revenues. Unfavorable foreign currency exchange rates had a $0.9 million negative impact on total FTD revenues for the quarter due to a weaker British Pound versus the U.S. Dollar.

        The $10.6 million increase in FTD total revenues for the six months was primarily due to an increase in revenues generated by our consumer business, including a $3.7 million increase in revenues generated by the Flying Flowers, Flowers Direct and Drake Algar businesses. The $8.9 million increase in FTD products revenues for the six months was driven by a 3% increase in consumer order volume, substantially all of which was due to the contribution of orders from the Flying Flowers and Flowers Direct businesses. Partially offsetting this increase in order volume was a 1% decrease in average order value primarily due to consumer orders generated by the Flying Flowers and Flowers Direct businesses, which have lower average order values compared to the rest of FTD's consumer business. Excluding the Flying Flowers and Flowers Direct businesses and the unfavorable impact of foreign currency exchange rates, average order value increased by 1%. Also contributing to the increase in products revenues was $2.2 million of additional container sales to our members. The $1.6 million increase in FTD services revenues was primarily related to an increase in order-related revenues driven by an increase in order volume in the floral network business. Unfavorable foreign currency exchange rates had a $2.3 million negative impact on total FTD revenues for the six months due to a weaker British Pound versus the U.S. Dollar.

FTD Cost of Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
FTD cost of revenues	$102,321	$105,151	$(2,830)	(3)%	$223,504	$217,107	$6,397	3%
FTD cost of revenues as a percentage of FTD revenues	62.3%	62.8%			63.0%	63.1%

        The $2.8 million decrease in FTD cost of revenues for the quarter was primarily due to the decrease in products revenues, which was driven by a decrease in consumer order volume. Favorable foreign currency exchange rates had a $0.6 million impact on FTD cost of revenues for the quarter.

        The $6.4 million increase in FTD cost of revenues for the six months was primarily due to the increase in products revenues. Favorable foreign currency exchange rates had a $1.6 million impact on FTD cost of revenues for the six months.

FTD Sales and Marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
FTD sales and marketing	$27,701	$28,643	$(942)	(3)%	$57,964	$57,357	$607	1%
FTD sales and marketing expenses as a percentage of FTD revenues	16.9%	17.1%			16.3%	16.7%

        The $0.9 million decrease in FTD sales and marketing expenses for the quarter was related to an $0.8 million decrease in variable costs associated with a decrease in consumer order volume and an $0.8 million decrease in higher cost marketing programs, partially offset by a $0.5 million increase in marketing costs related to the Flying Flowers, Flowers Direct and Drake Algar businesses.

        The $0.6 million increase in FTD sales and marketing expenses for the six months was primarily related to a $1.5 million increase in marketing costs related to the Flying Flowers, Flowers Direct and Drake Algar businesses, a $0.9 million increase in marketing expenditures related to an increase in floral network order volume and a $0.3 million increase in variable costs associated with an increase in consumer order volume. These increases were partially offset by a $2.0 million decrease in higher cost marketing programs. Favorable foreign currency exchange rates had an impact of $0.3 million on FTD sales and marketing expenses for the six months.

FTD Technology and Development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
FTD technology and development	$3,156	$2,873	$283	10%	$6,122	$5,670	$452	8%
FTD technology and development expenses as a percentage of FTD revenues	1.9%	1.7%			1.7%	1.6%

        The $0.3 million and $0.5 million increases in FTD technology and development expenses for the quarter and six months, respectively, were primarily due to increases in personnel-related costs.

FTD General and Administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
FTD general and administrative	$9,899	$8,199	$1,700	21%	$19,033	$17,099	$1,934	11%
FTD general and administrative expenses as a percentage of FTD revenues	6.0%	4.9%			5.4%	5.0%

        The $1.7 million increase in FTD general and administrative expenses for the quarter was primarily due to a $1.6 million increase in legal fees and dispute settlement costs, $1.4 million in costs recorded in the quarter ended June 30, 2013 associated with the FTD Spin-Off Transaction, and a $0.4 million increase in personnel-related costs. These increases were partially offset by an interim award of $1.7 million as reimbursement of legal fees in the Marks and Spencer litigation.

        The $1.9 million increase in FTD general and administrative expenses for the six months was primarily due to a $2.2 million increase in legal fees and dispute settlement costs, $1.4 million in costs recorded in the six months ended June 30, 2013 associated with the FTD Spin-Off Transaction, compared to $0.5 million of transaction-related costs recorded in the six months ended June 30, 2012 associated with the acquisition of the Gifts Division of Flying Brands Limited, and a $0.3 million increase in personnel-related costs. These increases were partially offset by an interim award of $1.7 million as reimbursement of legal fees in the Marks and Spencer litigation.

Content & Media Segment Results

Content & Media Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages and ARPU)
Products	$1,030	$881	$149	17%	$1,654	$1,781	$(127)	(7)%
Services	20,594	24,067	(3,473)	(14)%	41,755	49,853	(8,098)	(16)%
Advertising and other	11,295	13,038	(1,743)	(13)%	22,336	25,797	(3,461)	(13)%

Total Content & Media Revenues	$32,919	$37,986	$(5,067)	(13)%	$65,745	$77,431	$(11,686)	(15)%

ARPU	$2.48	$2.50	$(0.02)	(1)%	$2.48	$2.51	$(0.03)	(1)%
Average pay accounts	2,753	3,206	(453)	(14)%	2,792	3,302	(510)	(15)%

        The decrease in Content & Media services revenues for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, was a result of a 14% decrease in our average number of pay accounts, as well as a 1% decrease in ARPU. Content & Media advertising and other revenues decreased primarily due to a decrease in advertising revenues from our online loyalty marketing services as a result of a decline in the number of retail partners and advertisers, as well as a decrease in online loyalty marketing active accounts. We anticipate that Content & Media pay accounts and revenues will continue to decline year over year, at least in the near term. The schoolFeed app had been a source of new free members and significant user-generated content for our Classmates business. However, in May 2013, Facebook discontinued the schoolFeed app's access to the Facebook service, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app. Seasonality in our international online nostalgia services, in addition to the discontinuance of the schoolFeed app, resulted in a decline in the number of active accounts for our online nostalgia services for the quarter ended June 30, 2013, compared to the quarter ended March 31, 2013.

        The decrease in Content & Media services revenues for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was a result of a 15% decrease in our average number of pay accounts, as well as a 1% decrease in ARPU. Content & Media advertising and other revenues decreased primarily due to a decrease in advertising revenues from our online loyalty marketing services as a result of a decline in the number of retail partners and advertisers, as well as a decrease in online loyalty marketing active accounts.

Content & Media Cost of Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$7,619	$8,724	$(1,105)	(13)%	$15,361	$16,998	$(1,637)	(10)%
Content & Media cost of revenues as a percentage of Content & Media revenues	23.1%	23.0%			23.4%	22.0%

        The decrease in Content & Media cost of revenues for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, was due to a $0.6 million decrease in personnel- and overhead-related costs, a $0.5 million decrease in hosting-related fees and a $0.3 million decrease in cost of points earned by members of our online loyalty marketing service. These decreases were partially offset by a $0.2 million increase in costs associated with the sale of yearbook reprints and the related shipping and handling costs and a $0.2 million increase in costs related to the sale of gift cards.

        The decrease in Content & Media cost of revenues for the six months ended June 30 2013, compared to the six months ended June 30, 2012, was primarily due to an $0.8 million decrease in personnel- and overhead-related costs, an $0.8 million decrease in cost of points earned by members of our online loyalty marketing service, a $0.7 million decrease in hosting-related fees, and a $0.2 million decrease in costs associated with the sale of third-party merchandise. These decreases were partially offset by an $0.8 million increase in costs related to the sale of gift cards and a $0.3 million increase in costs associated with the sale of yearbook reprints and the related shipping and handling costs.

Content & Media Sales and Marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$10,067	$12,789	$(2,722)	(21)%	$21,368	$26,908	$(5,540)	(21)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	30.6%	33.7%			32.5%	34.8%

        The decrease in Content & Media sales and marketing expenses for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, was due to a $1.2 million decrease in online marketing costs to acquire new online nostalgia members due to our cost-cutting efforts, a $1.2 million decrease in personnel- and overhead-related costs due to our restructuring initiatives and a $0.3 million decrease in costs to acquire new online loyalty marketing members due to our cost-cutting efforts.

        The decrease in Content & Media sales and marketing expenses for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to a $3.5 million decrease in online marketing costs to acquire new online nostalgia members due to our cost-cutting efforts, a $1.8 million decrease in personnel- and overhead-related costs due to our restructuring initiatives and a $0.3 million decrease in costs to acquire new online loyalty marketing members due to our cost-cutting efforts.

Content & Media Technology and Development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Content & Media technology and development	$4,819	$4,810	$9	—%	$10,009	$9,219	$790	9%
Content & Media technology and development expenses as a percentage of Content & Media revenues	14.6%	12.7%			15.2%	11.9%

        Content & Media technology and development expenses remained flat for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012.

        The increase in Content & Media technology and development expenses for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was the result of an increase in personnel- and overhead-related costs primarily due to the acquisition of schoolFeed in the second quarter of 2012.

Content & Media General and Administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Content & Media general and administrative	$4,671	$5,071	$(400)	(8)%	$10,330	$10,466	$(136)	(1)%
Content & Media general and administrative expenses as a percentage of Content & Media revenues	14.2%	13.3%			15.7%	13.5%

        The decrease in Content & Media general and administrative expenses for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, was due to a $0.5 million decrease in costs associated with the acquisition of schoolFeed, a $0.5 million decrease in personnel- and overhead-related costs and a $0.3 million decrease in professional services and consulting fees. These decreases were partially offset by a $0.7 million increase in reserves for legal settlements and a $0.2 million increase in bad debt expense.

        The decrease in Content & Media general and administrative expenses for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was due to a $0.7 million decrease in personnel- and overhead-related costs and a $0.5 million decrease in costs associated with the acquisition of schoolFeed. These decreases were partially offset by a $0.7 million increase in reserves for legal settlements and a $0.3 million increase in bad debt expense.

Content & Media Contingent Consideration—Fair Value Adjustment

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Content & Media contingent consideration—fair value adjustment	$25	$—	$25	N/A	$(5,124)	$—	$(5,124)	N/A

        Content & Media contingent consideration—fair value adjustment for the six months ended June 30, 2013 was comprised of a $5.7 million change in the estimated fair value of contingent consideration, partially offset by $0.5 million of interest expense related to such contingent consideration. During the quarter ended March 31, 2013, Facebook restricted certain functionality of the schoolFeed app, which limited schoolFeed's ability to use the Facebook service to contact users who are not registered members of schoolFeed. Subsequently, in May 2013, Facebook discontinued the schoolFeed app's access to the Facebook service, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app.

Content & Media Restructuring and Other Exit Costs

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Content & Media restructuring and other exit costs	$(62)	$(28)	$(34)	121%	$2,227	$(91)	$2,318		*

*
Not meaningful

        Content & Media restructuring and other exit costs remained relatively flat for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012.

        Content & Media restructuring and other exit costs for the six months ended June 30, 2013 totaled $2.2 million, including $2.0 million of employee termination costs, as well as $0.2 million of contract termination costs. These restructuring and other exit costs were a result of management's initiative to improve the operational effectiveness and efficiency of the Content & Media segment, as well as segment profitability. At June 30, 2013, accrued restructuring and other exit costs totaled $0.7 million, which will be paid over the next 12 months.

Communications Segment Results

Communications Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Products	$691	$936	$(245)	(26)%	$1,952	$1,233	$719	58%
Services	17,321	19,945	(2,624)	(13)%	35,155	41,013	(5,858)	(14)%
Advertising	6,923	5,929	994	17%	12,468	11,324	1,144	10%

Total Communications Revenues	$24,935	$26,810	$(1,875)	(7)%	$49,575	$53,570	$(3,995)	(7)%

ARPU	$9.34	$8.97	$0.37	4%	$9.30	$8.96	$0.34	4%
Average number of dial-up Internet access pay accounts	313	429	(116)	(27)%	325	449	(124)	(28)%

        The decrease in Communications services revenues for the quarter ended June 30, 2013, compared to quarter ended June 30, 2012, was primarily due to a 27% decrease in our average number of dial-up Internet access pay accounts, partially offset by a 4% increase in ARPU and growth in mobile broadband pay accounts. The increase in ARPU was attributable to a higher percentage of mobile broadband pay accounts, which have higher ARPUs. The decrease in Communications products revenues was related to the discounting of mobile broadband devices. These decreases were partially offset by a $1.0 million increase in Communications advertising revenues due to higher advertising rates driven by optimization of advertising inventory and strong market demand.

        The decrease in Communications services revenues for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to a 28% decrease in our average number of dial-up Internet access pay accounts, partially offset by a 4% increase in ARPU and growth in mobile broadband pay accounts. The increase in ARPU was attributable to a higher percentage of mobile broadband pay accounts, which have higher ARPUs. The decrease in Communications services revenues was partially offset by a $1.1 million increase in Communications advertising revenues due to higher advertising rates driven by optimization of advertising inventory and strong market demand and a $0.7 million increase in Communications products revenues, which was related to the sale of mobile broadband devices and the related shipping and handling fees.

Communications Cost of Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Communications cost of revenues	$8,162	$8,255	$(93)	(1)%	$16,786	$15,942	$844	5%
Communications cost of revenues as a percentage of Communications revenues	32.7%	30.8%			33.9%	29.8%

        The decrease in Communications cost of revenues for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, was due to a $0.7 million decrease in costs associated with our DSL service, a $0.3 million decrease in telecommunications, customer support and billing-related costs due to a decrease in dial-up Internet access pay accounts and a $0.2 million decrease in costs associated with our email, Internet security and web hosting services. These decreases were partially offset by a $1.1 million increase in costs associated with our mobile broadband service.

        The increase in Communications cost of revenues for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was due to a $3.5 million increase in costs associated with our mobile broadband service. This increase was partially offset by a $1.2 million decrease in costs associated with our DSL service, a $0.9 million decrease in telecommunications, customer support and billing-related costs due to a decrease in dial-up Internet access pay accounts, a $0.5 million decrease in costs associated with our email, Internet security and web hosting services, and a $0.2 million decrease in personnel- and overhead-related costs.

Communications Sales and Marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Communications sales and marketing	$3,939	$5,516	$(1,577)	(29)%	$8,505	$9,424	$(919)	(10)%
Communications sales and marketing expenses as a percentage of Communications revenues	15.8%	20.6%			17.2%	17.6%

        The decrease in Communications sales and marketing expenses for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, was primarily due to a $1.4 million decrease in marketing costs associated with the promotion of our mobile broadband service, and, to a lesser extent, a $0.2 million decrease in advertising, promotion and distribution costs primarily related to our dial-up Internet access services.

        The decrease in Communications sales and marketing expenses for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was due to a $0.6 million decrease in advertising, promotion and distribution costs primarily related to our dial-up Internet access services and a $0.4 million decrease in marketing costs associated with the promotion of our mobile broadband service.

Communications Technology and Development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Communications technology and development	$1,871	$1,876	$(5)	—%	$3,885	$3,820	$65	2%
Communications technology and development expenses as a percentage of Communications revenues	7.5%	7.0%			7.8%	7.1%

        Communications technology and development expenses remained relatively flat for the quarter and six months ended June 30, 2013, compared to the quarter and six months ended June 30, 2012.

Communications General and Administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Communications general and administrative	$2,675	$2,597	$78	3%	$5,481	$5,461	$20	—%
Communications general and administrative expenses as a percentage of Communications revenues	10.7%	9.7%			11.1%	10.2%

        Communications general and administrative expenses remained relatively flat for the quarter and six months ended June 30, 2013, compared to the quarter and six months ended June 30, 2012.

Communications Restructuring and Other Exit Costs

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$—	$—	$—	N/A	$—	$(8)	$8	(100)%

        Communications restructuring and other exit costs remained relatively flat for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

Unallocated Corporate Expenses

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Unallocated corporate expenses	$5,811	$6,423	$(612)	(10)%	$13,974	$12,729	$1,245	10%

        The decrease in unallocated corporate expenses, excluding depreciation and amortization of intangible assets, for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, was primarily due to a $1.0 million decrease in professional services and consulting fees, partially offset by a $0.4 million increase in personnel- and overhead-related fees.

        The increase in unallocated corporate expenses, excluding depreciation and amortization of intangible assets, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to $1.7 million of costs recorded in the six months ended June 30, 2013 associated with the FTD Spin-Off Transaction, the exploration of strategic alternatives and the monetization of our patent portfolio and a $0.5 million increase in personnel- and overhead-related costs, partially offset by a $0.9 million decrease in professional services and consulting fees.

Liquidity and Capital Resources

        In connection with the FTD acquisition in August 2008, UNOLA Corp., which was then an indirect wholly-owned subsidiary of United Online, Inc., and which subsequently merged into FTD Group, Inc., entered into a $425 million senior secured credit agreement with Wells Fargo Bank, National Association, as Administrative Agent (the "2008 Credit Agreement"), consisting of (i) a term loan A facility of $75 million, (ii) a term loan B facility of $300 million, and (iii) a revolving credit facility of up to $50 million. On June 10, 2011, FTD Group, Inc. entered into a new credit agreement (the "2011 Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent for the lenders, to refinance the 2008 Credit Agreement. The 2011 Credit Agreement provided FTD Group, Inc. with a $315 million senior secured credit facility consisting of (i) a $265 million seven-year term loan (the "Term Loan") and (ii) a $50 million five-year revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan, the "2011 Credit Facilities"), and certain other financial accommodations, including letters of credit.

        On June 10, 2011, FTD Group, Inc. repaid in full all outstanding indebtedness under the 2008 Credit Agreement. No penalties were paid in connection with such repayment. The repayment of obligations under the 2008 Credit Agreement was financed with the proceeds of the $265 million of term loan borrowings under the 2011 Credit Agreement and FTD's available cash. No funds were borrowed under the Revolving Credit Facility at closing or through June 30, 2013.

        The obligations under the 2011 Credit Agreement were guaranteed by FTD's parent, FTD Companies, Inc. (formerly known as UNOL Intermediate, Inc.), and certain of the wholly-owned domestic subsidiaries of FTD Group, Inc. (the "Subsidiary Guarantors"). In addition, the obligations under the 2011 Credit Agreement were secured by a lien on substantially all of the assets of FTD Group, Inc., FTD Companies, Inc. and the Subsidiary Guarantors (collectively, the "Loan Parties"), including a pledge of all (except with respect to foreign subsidiaries, in which case such pledges were limited to 66%) of the outstanding capital stock of certain direct subsidiaries of the Loan Parties.

        The interest rates on both the Term Loan and the Revolving Credit Facility were either a base rate plus 2.5% per annum, or LIBOR plus 3.5% per annum (with a LIBOR floor of 1.25% in the case of the Term Loan and step downs in the LIBOR margin on the Revolving Credit Facility depending on the net leverage ratio of FTD Group, Inc. and its subsidiaries). In addition, there was a commitment fee, which was equal to 0.45% per annum at June 30, 2013, on the unused portion of the Revolving Credit Facility. The 2011 Credit Agreement contained customary representations and warranties, events of default, affirmative covenants, and negative covenants, that required, among other things, FTD Group, Inc. to maintain compliance with a maximum net leverage ratio and a minimum fixed-charge coverage ratio, and imposed restrictions and limitations on, among other things, capital expenditures, investments, dividends, asset sales, and incurrence of additional debt or liens by FTD Companies, Inc., FTD Group, Inc. and its subsidiaries. The 2011 Credit Agreement also provided for an additional $100 million in borrowing, subject to certain conditions, including compliance with covenants and approval by the lender group.

        Under the terms of the 2011 Credit Agreement, FTD Group, Inc., was generally restricted from transferring funds and other assets to United Online, Inc., with certain exceptions, including an annual basket of $15 million (subject to adjustment based on excess cash flow calculations), which was permitted to be used to make cash dividends, loans and advances to United Online, Inc., provided certain terms and conditions specified in the 2011 Credit Agreement were satisfied. These restrictions resulted in restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Group, Inc. and its subsidiaries totaling $265.7 million, including cash of $48.8 million, at June 30, 2013. In May 2012, FTD Group, Inc. made a voluntary debt prepayment of $17.0 million on the outstanding borrowings under the 2011 Credit Agreement, which eliminated all future scheduled mandatory principal payments. The 2011 Credit Agreement also included provisions which required us to make debt prepayments in the event that we generated consolidated excess cash flow and the net leverage ratio was higher than a threshold level, as defined in the 2011 Credit Agreement, on an annual basis commencing in April 2013 for fiscal year 2012. Such excess cash flow payment, which was paid in April 2013, totaled $10.9 million. FTD Group, Inc. was in compliance with all covenants under the 2011 Credit Agreement at June 30, 2013.

        On July 17, 2013, FTD Companies, Inc. entered into a new credit agreement (the "Credit Agreement") by and among FTD Companies, Inc., Interflora British Unit, the material wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders, to refinance the 2011 Credit Agreement. On July 17, 2013, FTD Companies, Inc. drew $220 million of the new $350 million revolving credit facility and used approximately $19 million of its existing cash balance to repay its previously-outstanding credit facilities in full and pay fees and expenses related to the Credit Agreement.

        The obligations under the Credit Agreement are guaranteed by FTD Companies, Inc.'s material wholly-owned domestic subsidiaries (collectively, with FTD Companies, Inc., the "U.S. Loan Parties"). In addition, the obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the U.S. Loan Parties, including a pledge of all of the outstanding capital stock of certain direct subsidiaries of the U.S. Loan Parties (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledge shall be limited to 66% of the outstanding capital stock).

        The interest rates set forth in the Credit Agreement are either a base rate plus a margin ranging from 0.50% per annum to 1.25% per annum, or LIBOR plus a margin ranging from 1.50% per annum to 2.25% per annum, calculated according to FTD's net leverage ratio. The initial base rate margin is 0.75% per annum and the initial LIBOR margin is 1.75% per annum. In addition, FTD Companies, Inc. will pay a commitment fee ranging from 0.20% per annum to 0.35% per annum on the unused portion of the revolving credit facility. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require FTD Companies, Inc. and its subsidiaries to maintain compliance with a maximum net leverage ratio and a minimum interest coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, and asset sales, and FTD Companies, Inc.'s and its subsidiaries' ability to incur additional debt and additional liens.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

        Our total cash and cash equivalents balance decreased by $14.0 million, or 10%, to $122.4 million at June 30, 2013, compared to $136.4 million at December 31, 2012. Our summary cash flows for the periods presented were as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$29,097	$32,848
Net cash used for investing activities	$(10,342)	$(20,633)
Net cash used for financing activities	$(31,318)	$(36,666)

        Net cash provided by operating activities decreased by $3.8 million, or 11%. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in working capital, including, but not limited to, depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, and deferred taxes. The decrease in net cash provided by operating activities was due to a $3.7 million decrease in non-cash items primarily related to the decrease in contingent consideration resulting from the fair value adjustment, partially offset by the increases in depreciation and amortization and tax benefits from equity awards and a $3.7 million decrease in net income. These decreases were partially offset by a $3.6 million favorable change in working capital. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities decreased by $10.3 million, or 50%. The decrease was primarily due to $11.4 million of cash paid for the acquisitions of schoolFeed, Inc. and the Gifts Division of Flying Brands Limited during the six months ended June 30, 2012 and a $0.5 million decrease in purchases of rights, content and intellectual property. These decreases were partially offset by a $1.5 million increase in purchases of property and equipment.

        Capital expenditures for the six months ended June 30, 2013 totaled $9.9 million. At June 30, 2013 and December 31, 2012, we had $0.7 million and $3.0 million, respectively, of property and equipment that was not yet paid for and was included in accounts payable and other liabilities in the consolidated balance sheets. We currently anticipate that our total capital expenditures for 2013 will be in the range of $18 million to $21 million, which includes the aforementioned $3.0 million of purchases on account at December 31, 2012, and assumes the FTD Spin-Off Transaction is completed on October 1, 2013. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities decreased by $5.3 million, or 15%. In the six months ended June 30, 2013, we repaid $10.9 million on the outstanding balance under the 2011 Credit Agreement, compared to payments totaling $17.7 million in the six months ended June 30, 2012. The decrease was partially offset by $1.2 million and $0.4 million increases in repurchases of common stock and payments for dividend and dividend equivalents, respectively, in the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

        The payment of dividends and dividend equivalents is a cash outflow from financing activities. In January and April 2013, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The dividends were paid on February 28, 2013 and May 31, 2013 and totaled $9.4 million and $9.7 million, respectively, including dividend equivalents paid on nonvested restricted stock units. In July 2013, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The record date for the dividend is August 14, 2013 and the dividend will be paid on August 30, 2013. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors.

        On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency. We recorded $2.2 million of restructuring and other exit costs in the six months ended June 30, 2013 in our Content & Media segment, which consisted of $2.0 million of employee termination costs, as well as $0.2 million of contract termination costs. During the six months ended June 30, 2013, we paid $1.6 million of restructuring and other exit costs. At June 30, 2013, accrued restructuring and other exit costs totaled $0.7 million, which will be paid over the next 12 months.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, we repurchased a total of $150.2 million of our common stock under the

Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013. We did not make any repurchases under the Program during the year ended December 31, 2012 or the six months ended June 30, 2013 and, at June 30, 2013, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units we grant to employees. In general, we currently do not collect the minimum statutory employee withholding taxes from employees upon vesting of restricted stock units. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due. We then pay the minimum statutory withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the six months ended June 30, 2013 and 2012 were $3.3 million and $2.1 million, respectively, for which we withheld 0.5 million and 0.4 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting during the period.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least for the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, both contractual payments and optional prepayments on the outstanding balance under the 2011 Credit Agreement; dividend payments, if declared by United Online, Inc.'s Board of Directors; the development and/or acquisition of other services, businesses or technologies; the repurchase of our common stock underlying restricted stock units to pay the minimum statutory employee withholding taxes due on vested restricted stock units; the repurchase of our common stock under the Program; future capital expenditures; and future acquisitions of intangible assets, including rights, content and intellectual property. If we complete the FTD Spin-Off Transaction, we will be a substantially smaller company than we were prior to the FTD Spin-Off Transaction, and we anticipate that our consolidated cash flows will be substantially lower when compared to periods prior to the FTD Spin-Off Transaction.

        On April 30, 2013, Mark R. Goldston, Chairman, President and Chief Executive Officer of United Online, announced that, subject to the completion of the FTD Spin-Off Transaction, he would resign as a director and officer of United Online immediately thereafter. Under the terms of Mr. Goldston's employment agreement, the FTD Spin-Off Transaction would constitute a change in control of United Online. His resignation following the FTD Spin-Off Transaction would constitute an involuntary termination for purposes of his employment agreement due to there having been a material decrease in his authorities, duties and responsibilities following a change in control. As a result, effective upon such resignation, and subject to the terms and conditions of his employment agreement, Mr. Goldston would be entitled to the severance and other benefits described in his employment agreement in connection with an involuntary termination, including an estimated cash severance payment totaling approximately $7.1 million (assuming an October 1, 2013 termination date), as well as full and accelerated vesting of Mr. Goldston's outstanding nonvested restricted stock units and unvested stock options. Mr. Goldston's employment agreement has previously been filed with the SEC.

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

Contractual Obligations

        Contractual obligations at June 30, 2013 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest	$300,946	$11,414	$23,817	$265,715	$—
Member redemption liability	21,680	17,313	4,367	—	—
Noncancelable operating leases	21,598	10,335	8,053	3,210	—
Contingent consideration	3,437	3,437	—	—	—
Purchase obligations	12,922	9,753	3,163	6	—
Other liabilities	2,344	1,424	259	204	457

Total	$362,927	$53,676	$39,659	$269,135	$457

        At June 30, 2013, we had liabilities for uncertain tax positions totaling $5.7 million, of which $0.1 million was included in other liabilities in the contractual obligations table above and, at June 30, 2013, was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

        Commitments under letters of credit at June 30, 2013 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Year to Less than 5 Years	More than 5 Years
Letters of credit	$2,026	$1,864	$—	$—	$162

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

Off-Balance Sheet Arrangements

        At June 30, 2013, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K) that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

        Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists—In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in ASC 740, Income Taxes. The amendments in this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are currently assessing the impact of this update on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash and cash equivalents and the outstanding balance under the Credit Agreement. The interest rate set forth in the Credit Agreement is either a base rate plus a margin ranging from 0.50% per annum to 1.25% per annum, or LIBOR plus a margin ranging from 1.50% per annum to 2.25% per annum, calculated according to FTD's net leverage ratio. In March 2012, the Company entered into forward starting interest rate cap instruments based on 3-month LIBOR that are effective from January 2015 to June 2018 and have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on outstanding borrowings. The gains or losses on the instruments are reported in other comprehensive income to the extent that they are effective and will be reclassified into earnings when the expected future cash flows, beginning in January 2015 through June 2018 and attributable to future 3-month LIBOR interest payments, are recognized in earnings. A 100 basis point increase in LIBOR rates would result in an estimated annual increase in our interest expense related to the outstanding debt under the Credit Agreement of approximately $2.1 million.

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

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At June 30, 2013, the notional value of open forward foreign currency exchange contracts accounted for as cash flow hedges totaled $2.6 million. We had no open forward foreign currency exchange contracts accounted for as net investment hedges at June 30, 2013.

        Periodically, we enter into forward foreign currency exchange contracts which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At June 30, 2013, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $2.6 million. We may, in the future, also use other derivative financial instruments, if it is determined that such hedging activities are appropriate to reduce risk.

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

ITEM 1A.    RISK FACTORS

        The risk factors set forth below are substantially the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, with the exception of modifications to (i) under "Risks Relating to our Business Generally," the risk factor related to FTD's credit facility, and (ii) under "Additional Risks Relating to our Communications Segment," the risk factor related to the revenues and profitability of this segment.

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

  •
  Changes in our operating performance;

  •
  Any required consents under our material contracts; and

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

  •
  United Online and its non-FTD subsidiaries share economies of scope and scale with FTD in costs and vendor relationships, and take advantage of the Company's size and purchasing power in procuring certain products and services, such as insurance and healthcare benefits, and technology, such as computer software licenses. After the consummation of the FTD Spin-Off Transaction, we may be unable to obtain these products, services and technologies at prices or on terms as favorable to us as those we obtained prior to the consummation of the FTD Spin-Off Transaction.

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

        United Online, Inc. has requested a private letter ruling from the IRS, substantially to the effect that, for U.S. federal income tax purposes, the FTD Spin-Off Transaction will qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended. In addition, United Online, Inc. expects to receive a legal opinion, substantially to the effect that the FTD Spin-Off Transaction so qualifies. The IRS ruling and the tax opinion will rely on certain facts, assumptions and undertakings, and certain representations from United Online, Inc. and FTD, regarding the past and future conduct of both respective businesses and other matters, and the tax opinion will rely on the IRS ruling. Notwithstanding the IRS ruling and the tax opinion, the IRS could determine that the FTD Spin-Off Transaction should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings is not correct, or that the FTD Spin-Off Transaction should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the tax opinion that are not covered by the IRS ruling.

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

        We have expended, and may continue to expend, significant resources in developing, integrating and implementing new business initiatives, products, services, features, applications, and functionality, such as those related to our mobile broadband service, our high school yearbook initiatives related to the Classmates website. Such development, integration and implementation involve a number of uncertainties, including unanticipated delays and expenses and technological problems. New business initiatives, products, services, features, applications, or functionality also may not be accepted by consumers or commercially successful. We cannot assure you that we will be successful in such development, integration and implementation efforts, including those related to our mobile broadband service or our high school yearbook initiatives, or that any new business initiatives, products, services, features, applications, or functionality will be accepted by consumers or commercially successful. For example, the schoolFeed app was a source of new free members and significant user-generated content for our Classmates business. However, in May 2013, Facebook discontinued the schoolFeed app's access to the Facebook service, which has resulted in the termination of new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app. These changes have resulted in a decline in the number of active accounts for our online nostalgia services. If our development, integration and implementation efforts are not successful, or such new business initiatives, products, services, features, applications, or functionality are not accepted by consumers or commercially successful, our key metrics and financial results could be materially and adversely impacted.

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

        Advertising revenues generated by our Content & Media and Communications segments have been fluctuating and may decline in the future as a result of various factors, including, without limitation, the risks and uncertainties discussed above, in other risk factors, and elsewhere in this Quarterly Report on Form 10-Q. Any or all of the above factors have caused, and could continue to cause, our advertising revenues and profits to significantly decline in the future.

Fluctuations in foreign currency exchange rates could adversely affect comparisons of our operating results.

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, including the British Pound, the Euro, the Indian Rupee, the Swedish Krona, the Swiss Franc, and the Canadian Dollar. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international businesses are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. Certain of our key business metrics, such as the FTD segment's average order value and the Content & Media segment's average monthly revenue per pay account (also referred to as "ARPU"), are similarly affected by such foreign currency exchange rate fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the British Pound and the Euro, has had, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could negatively impact the comparisons of such results against prior periods.

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

        Our trade names, trademarks, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our businesses. In particular, we view our primary trademarks as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, and domain name laws in the U.S. and similar laws in other countries, as well as licenses and other agreements with our employees, members, consumers, suppliers, and other parties, to establish and maintain our intellectual property and proprietary rights in the technology, products, services, and content used in our operations. These laws and agreements may not guarantee that our proprietary rights will be protected and our intellectual property and proprietary rights could be challenged or invalidated. We have applied for the registration of, and have been issued, trademark registrations for trademarks and service marks used in our businesses in the U.S. and various foreign countries; however, in some other countries, there are certain pre-existing and potentially conflicting trademark registrations held by third parties. We also license some of our intellectual property rights, including the Mercury Man logo, to third parties. The steps we and such third parties have taken to protect our intellectual property and proprietary rights may not be adequate, and other third parties may infringe or misappropriate our intellectual property and proprietary rights. This could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Furthermore, the validity, enforceability, and scope of protection of intellectual property in Internet- related industries are uncertain and still evolving. The protection of our intellectual property and proprietary rights may require the expenditure of significant financial and internal resources. We cannot assure you that we have taken adequate steps to prevent infringement or misappropriation of our intellectual property and proprietary rights. Our failure to adequately protect our intellectual property and proprietary rights could adversely affect our brands and could harm our business. We are also subject to the risk of claims alleging that our business practices infringe on the intellectual property rights of others. These claims could result in lengthy and costly litigation. Moreover, resolution of any such claim against us may require us or one of our subsidiaries to obtain a license to use the intellectual property rights at issue or possibly to cease using those rights altogether. Any of those events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

  •
  We will be required to dedicate a portion of FTD's cash flows from operations to make interest payments on the debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions, and other purposes.

  •
  Our ability to obtain additional financing to fund future working capital needs, capital expenditures, additional acquisitions, and other general corporate requirements could be limited. In addition, our ability to borrow additional amounts under our revolving credit facility, which is a significant source of liquidity, is subject to the absence of defaults and our ability to make representations contained in our revolving credit facility. Failure to meet our borrowing conditions under our revolving credit facility could materially and adversely impact our liquidity.

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

  •
  Our failure to comply with the covenants in our debt, including failure as a result of events beyond our control, could result in an event of default on our debt. Upon an event of default, the lenders of that debt could elect to cause all amounts outstanding with respect to that debt to become immediately due and payable and we would be unable to access our revolving credit facility. An event of default could materially and adversely affect our operating results, financial condition and liquidity.

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

        The Credit Agreement includes guarantees on a joint and several basis by certain of FTD Companies, Inc.'s existing and future, direct and indirect, material wholly-owned domestic subsidiaries and is secured by first priority security interests in, and mortgages on, substantially all of the tangible and intangible assets of FTD Companies, Inc., and certain of FTD Companies, Inc.'s direct and indirect domestic, wholly-owned subsidiaries and first priority pledges of all the equity interests owned by FTD Companies, Inc. in certain of its existing and future direct and indirect subsidiaries (except with respect to foreign subsidiaries and certain domestic subsidiaries whose assets consist primarily of foreign subsidiary equity interests, in which case such pledges are limited to 66% of the outstanding capital stock). The occurrence of an event of default under the Credit Agreement could permit the lenders to cause all amounts outstanding under the Credit Agreement to become immediately due and payable, terminate the commitments of such lenders to make further extensions of credit under the Credit Agreement, to call and enforce the guarantees, and to foreclose on the collateral securing such debt.

Our ability to operate our business could be seriously harmed if we lose members of our senior management team or other key employees or we are not able to attract qualified new personnel.

        Our business is largely dependent on the efforts and abilities of our senior management and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time, including prior to or in connection with the completion of the FTD Spin-Off Transaction. On

April 30, 2013, Mark R. Goldston, our chairman, president and chief executive officer, announced that, subject to completion of the FTD Spin-Off Transaction, he would resign as a director and officer of United Online, Inc. immediately thereafter. In connection with the FTD Spin-Off Transaction, United Online, Inc.'s Board of Directors has been conducting a search for a new chief executive officer of United Online, Inc. However, we may not be able to identify and hire a qualified candidate in a timely manner.

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

        The market price of our common stock has fluctuated significantly and it may continue to be volatile with extreme trading volume fluctuations. Since the announcement of the FTD Spin-Off Transaction, the market price of our common stock has increased significantly. However, the completion of the FTD Spin-Off Transaction is subject to a number of factors and risks, and the market price of our common stock may decrease if the completion of the FTD Spin-Off Transaction is delayed or does not occur. Further, if we complete the FTD Spin-Off Transaction, we will be a substantially smaller company than we were prior to the FTD Spin-Off Transaction, and we cannot predict the prices at which our common stock may trade after the FTD Spin-Off Transaction. We also plan to effect a reverse stock split of our common stock immediately prior to the completion of the FTD Spin-Off Transaction, subject to the approval of our stockholders and the Board of Directors, and we cannot predict the prices at which our common stock may trade as a result of a reverse stock split. In addition, the Nasdaq Global Select Market has experienced substantial price and trading volume fluctuations. The broad market and industry factors that influence or affect such fluctuations may harm the market price of our common stock, regardless of our actual operating performance. As a result of these or other reasons, we have experienced and may continue to experience significant volatility in the market price of our common stock.

ADDITIONAL RISKS RELATING TO OUR FTD SEGMENT

Competition could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        The consumer market for flowers and gifts is highly competitive and fragmented as consumers can purchase the products we offer from numerous sources, including traditional local retail florists, supermarkets, mass merchants, gift retailers, and floral and gift mass marketers. The floral network services market is highly competitive as well, and retail florists and supermarkets may choose from a variety of providers that offer similar products and services. In the U.S., our key competitors in the consumer market include online, catalog and floral and gift retailers and mass market retailers with floral departments, including such companies as 1-800-FLOWERS.COM, Inc., Proflowers.com and Teleflora. Our key competitors in the U.S. floral network services market include providers of online or e-commerce services, retailers and wholesalers of floral- related products and other floral network services, such as Teleflora and BloomNet Wire Service, a subsidiary of 1-800-FLOWERS.COM, Inc. International key competitors in the consumer market include mass market retailers, such as Asda, Marks & Spencer, Next, and Waitrose/John Lewis, as well as online, catalog and specialty gift retailers, such as eFlorist, Serenata Flowers and Arena.

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

        Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales, and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do, offer a wider variety of services, have more compelling websites with more extensive user-generated or third-party content or offer their services or content free to their users. Some of our competitors have been more successful than we have been in attracting and retaining visitors and members, and our ability to attract visitors to our websites and maintain a large and growing member base has been adversely affected by such competition. In particular, Facebook's membership base currently far exceeds that of any of its competitors, and Google+ has been growing its membership base at a rapid pace. If our competitors provide services similar to our online nostalgia services for free, we may not be able to charge for our online nostalgia services. We rely on some of our competitors to promote our services and for new member acquisitions, such as Facebook in connection with our Facebook high school fan pages. Any changes to Facebook's rules or policies or any other changes implemented by Facebook could adversely affect our business or our strategies. For example, in May 2013, Facebook discontinued the schoolFeed app's access to the Facebook service. Competition has adversely affected our subscription revenues from online nostalgia services, as well as our advertising revenues from our online nostalgia services and online loyalty marketing service. More intense competition could also require us to increase our marketing or other expenditures. As a result of competition, our key business metrics, revenues, cash flows, and profitability have been adversely affected.

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

        Pay accounts and free active accounts have been decreasing, and we believe such trend may continue. If we are not able to attract visitors to our websites and convert a significant portion to pay accounts, the number of pay accounts for our online nostalgia services and related advertising revenues will continue to decline and the financial results of the Content & Media segment will be adversely affected.

Failure to increase or maintain the number of visitors to our websites and members for our online nostalgia and online loyalty marketing services or the activity level of these visitors and members could cause our business and financial results to suffer.

        The success of our online nostalgia and online loyalty marketing services depends upon our ability to increase or maintain the number of visitors to our websites, our base of free members and the level of activity of those visitors and members. A decline in the number of visitors, registered or active free online nostalgia members, or a decline in the activity of those members, could result in decreased pay accounts, decreased content on our websites and decreased advertising revenues. A decline in the number of registered or active online loyalty marketing service members could also result in decreased advertising revenues. We have experienced a decline in the number of active members, from time to time. The schoolFeed app was a source of new free members and significant user-generated content for our Classmates business. However, in May 2013, Facebook discontinued the schoolFeed app's access to the Facebook service, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app. These changes have resulted in a decline in the number of active accounts for our online nostalgia services. The failure to increase or maintain the number of visitors to our websites, our base of free members, or the failure to convince our free members to actively participate in our websites or services, could have a material adverse effect on our business and our financial results.

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

        We compete with numerous providers of broadband services, as well as other dial-up Internet access providers. Our principal competitors for our mobile broadband and DSL services include, among others, local exchange carriers such as AT&T and Verizon, wireless and satellite service providers, and cable service providers. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. Many broadband providers, including cable companies and local exchange carriers, bundle their offerings with telephone, entertainment or other services, which may result in lower prices than standalone services. Certain portions of the U.S., primarily rural areas, currently have limited or no access to broadband services. However, the U.S. government has indicated its intention to facilitate the provision of broadband services to such rural areas. Such expansion of the availability of broadband services will increase the competition for Internet access subscribers in such areas and will likely adversely affect our business. In addition to competition from broadband providers, competition among dial-up Internet access service providers is intense and neither our pricing nor our features provides us with a significant competitive advantage, if any, over certain of our dial-up Internet access competitors. We expect that competition, particularly with respect to price, both for broadband, as well as dial-up Internet access services, will continue. We also expect that our dial-up Internet access subscriber base will continue to decrease, potentially at an increasing rate, and that our DSL services will not experience significant growth.

        In order to compete effectively against other dial-up Internet access providers, we may have to make significant revisions to our pricing and marketing strategies. For example, we may have to lower our introductory rates, offer additional free periods of service, or reduce the standard pricing of our services. Measures such as these would decrease ARPU for dial-up Internet access pay accounts and may decrease our revenues. All of the foregoing risks would adversely affect the profitability of our dial-up Internet access services which could materially and adversely impact our business, financial condition, results of operations, and cash flows.

Revenues and profitability of our Communications segment may decrease.

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

        We expect our dial-up Internet access pay accounts to continue to decline. Any growth in the number of mobile broadband pay accounts may not be sufficient to offset such decline, at least in the near term. As a result, Communications services revenues and the profitability of this segment may continue to decline. The rate of decline in Communications services revenues has accelerated in some periods and may continue to accelerate.

        Although we have been reducing our expenses in order to manage the profitability of our Communications segment, we will not be able to continue making the same level of expense reductions in the future. In addition, we increased our marketing expenses in 2012 in connection with the launch of the mobile broadband service, which is subject to a number of risks. Continued declines in Communications revenues, particularly if such declines accelerate, will materially and adversely impact the profitability of this segment.

Our NetZero Mobile Broadband service may not be commercially successful.

        We started offering a mobile broadband service under the NetZero brand in 2012. However, the new service may not be accepted by consumers or commercially successful, especially given its dependence on Clearwire's limited coverage areas. We have been testing various marketing initiatives, including offering discounts on our devices, but there are no assurances that such initiatives will increase the number of accounts. The free version of the service is limited to a one-year term and these accounts are automatically terminated upon the expiration of the one-year service term if they do not upgrade to one of the paid subscription plans. There are no assurances that we will be successful in upgrading these accounts before they terminate. Some of our prospective competitors have longer operating histories, greater name and brand recognition, larger user bases, wider coverage areas, and significantly greater financial, technical, sales, and marketing resources than we do. In July 2013, we entered into agreements with two separate network providers of nationwide wholesale mobile broadband service to expand the coverage area of our NetZero Mobile Broadband service, which we expect to launch on their respective networks in 2014. However, the integration and implementation of these services involve a number of uncertainties, including unanticipated delays and expenses and technological problems. We cannot assure you that we will launch on these new networks in the expected timeframe and as anticipated, that we will be successful in growing the number of accounts in our mobile broadband service as planned, or that the service will be commercially successful. The failure to launch on these new networks in the expected timeframe and as anticipated, to grow the number of accounts as planned, or the service's failure to be commercially successful, could materially and adversely impact our business, financial condition, results of operations, and cash flows.

Our Internet access business is dependent on the availability of telecommunications services and compatibility with third-party systems and products.

        Our Internet access business substantially depends on the availability, capacity, affordability, reliability, and security of our telecommunications networks. Only a limited number of telecommunications providers offer the network and data services we currently require, and we purchase most of our telecommunications services from a few providers. In addition, our mobile broadband service is entirely dependent upon services acquired from Clearwire and is subject to its limited coverage areas. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, some telecommunications providers may cease to offer network services for certain less populated areas, which would reduce the number of providers from which we may purchase services and may entirely eliminate our ability to purchase services for certain areas. If we are unable to maintain, renew or obtain new agreements with telecommunications providers, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (b) Not applicable

(c)   Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allowed us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through

December 31, 2009. From time to time, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. In April 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the Program, bringing the total amount authorized under the Program to $200 million. In December 2009, the Board of Directors again further extended the Program through December 31, 2010. From August 2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013. There were no repurchases under the Program during the year ended December 31, 2012 or the quarter ended June 30, 2013 and, at June 30, 2013, the authorization remaining under the Program was $80.0 million.

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

        Common stock repurchases during the quarter ended June 30, 2013 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
April 1 - April 30, 2013	—	$—	—	$80,000
May 1 - May 31, 2013	11	$6.20	—	$80,000
June 1 - June 30, 2013	—	$—	—	$80,000

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

Date: August 5, 2013	UNITED ONLINE, INC. (Registrant)
	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.		Exhibit Description		Form	File No.	Date Filed
3.1		Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2		Amended and Restated Bylaws		10-K	000-33367	3/1/2007
10.1	*	Amended and Restated United Online, Inc. 2010 Incentive Compensation Plan	X		000-33367	8/5/2013
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/5/2013
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/5/2013
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/5/2013
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	8/5/2013
101.INS		XBRL Instance Document	X		000-33367	8/5/2013
101.SCH		XBRL Taxonomy Extension Schema Document	X		000-33367	8/5/2013
101.CAL		XBRL Taxonomy Calculation Linkbase Document	X		000-33367	8/5/2013
101.LAB		XBRL Taxonomy Label Linkbase Document	X		000-33367	8/5/2013
101.PRE		XBRL Taxonomy Presentation Linkbase Document	X		000-33367	8/5/2013
101.DEF		XBRL Taxonomy Extension Definition Document	X		000-33367	8/5/2013

*
Indicates a management contract or compensatory plan or arrangement.