Form 10-Q
period 2013-09-30
UNITED ONLINE INC
filed 2013-10-31
CIK 1142701

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

        There were 92,919,639 shares of the Registrant's common stock outstanding at October 25, 2013.

UNITED ONLINE, INC.
INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2013

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the Company's strategies, including the planned separation of the Company and FTD Companies, Inc. into separate, publicly-traded companies and the expected benefits of such transaction; anticipated changes to senior management; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our products and services; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$100,787	$136,444
Accounts receivable, net of allowance for doubtful accounts	41,407	43,721
Inventories	14,280	16,116
Deferred tax assets, net	18,404	12,279
Other current assets	14,881	14,918

Total current assets	189,759	223,478
Property and equipment, net	53,077	57,877
Goodwill	406,582	452,042
Intangible assets, net	191,522	216,437
Other assets	15,988	13,585

Total assets	$856,928	$963,419

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$54,855	$80,543
Accrued liabilities	49,561	45,253
Member redemption liability	14,781	18,033
Deferred revenue	45,817	47,556
Current portion of long-term debt	—	10,856

Total current liabilities	165,014	202,241
Member redemption liability	6,215	4,542
Deferred revenue	2,092	2,025
Long-term debt, net of discounts	220,000	233,144
Deferred tax liabilities, net	24,025	31,896
Other liabilities	9,295	14,485

Total liabilities	426,641	488,333

Commitments and contingencies
Stockholders' equity:
Common stock	9	9
Additional paid-in capital	501,115	500,769
Accumulated other comprehensive loss	(23,983)	(28,133)
Retained earnings (accumulated deficit)	(46,854)	2,441

Total stockholders' equity	430,287	475,086

Total liabilities and stockholders' equity	$856,928	$963,419

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Products	$90,249	$87,544	$376,202	$363,956
Services	84,464	90,207	267,644	287,944

Total revenues	174,713	177,751	643,846	651,900
Operating expenses:
Cost of revenues—products	69,809	67,892	289,317	279,726
Cost of revenues—services	19,581	21,483	63,738	66,192
Sales and marketing	34,224	37,012	121,730	130,571
Technology and development	11,481	11,859	36,406	35,363
General and administrative	24,091	24,663	74,486	72,199
Amortization of intangible assets	7,082	7,813	22,586	22,659
Contingent consideration—fair value adjustment	—	(1,387)	(5,124)	(1,387)
Restructuring and other exit costs	276	—	2,503	14
Impairment of goodwill, intangible assets and long-lived assets	50,221	—	50,221	—

Total operating expenses	216,765	169,335	655,863	605,337

Operating income (loss)	(42,052)	8,416	(12,017)	46,563
Interest income	240	511	619	962
Interest expense	(4,067)	(3,260)	(10,450)	(10,301)
Other income (expense), net	(38)	(3)	550	768

Income (loss) before income taxes	(45,917)	5,664	(21,298)	37,992
Provision for income taxes	1,315	217	9,563	12,512

Net income (loss)	$(47,232)	$5,447	$(30,861)	$25,480

Income allocated to participating securities	(379)	(344)	(1,015)	(895)

Net income (loss) attributable to common stockholders	$(47,611)	$5,103	$(31,876)	$24,585

Basic net income (loss) per common share	$(0.51)	$0.06	$(0.35)	$0.27

Shares used to calculate basic net income (loss) per common share	92,764	90,657	92,247	90,311

Diluted net income (loss) per common share	$(0.51)	$0.06	$(0.35)	$0.27

Shares used to calculate diluted net income (loss) per common share	92,764	90,735	92,247	90,379

Dividends paid per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(47,232)	$5,447	$(30,861)	$25,480
Other comprehensive income:
Cash flow hedges:
Changes in net gains (losses) on derivatives, net of tax of $(197) and $(13) for the quarters ended September 30, 2013 and 2012 and $98 and $(480) for the nine months ended September 30, 2013 and 2012, respectively	(301)	(9)	146	(750)
Derivative settlement losses reclassified into earnings, net of tax of $(54) and $(40) for the quarters ended September 30, 2013 and 2012 and $(94) and $(68) for the nine months ended September 30, 2013 and 2012, respectively	88	67	153	112
Other hedges:
Changes in net gains (losses) on derivatives, net of tax of $(24) and $(58) for the quarters ended September 30, 2013 and 2012 and $39 and $(74) for the nine months ended September 30, 2013 and 2012, respectively	(37)	(93)	62	(117)
Foreign currency translation	16,147	5,754	3,789	7,278

Other comprehensive income	15,897	5,719	4,150	6,523

Comprehensive income (loss)	$(31,335)	$11,166	$(26,711)	$32,003

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2012	91,092	$9	$500,769	$(28,133)	$2,441	$475,086
Exercise of stock options	384	—	2,709	—	—	2,709
Issuance of common stock through employee stock purchase plan	424	—	1,699	—	—	1,699
Vesting of restricted stock units	1,019	—	—	—	—	—
Repurchases of common stock	—	—	(3,357)	—	—	(3,357)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(10,339)	—	(18,434)	(28,773)
Stock-based compensation	—	—	9,300	—	—	9,300
Tax benefits from equity awards	—	—	334	—	—	334
Other comprehensive income	—	—	—	4,150	—	4,150
Net loss	—	—	—	—	(30,861)	(30,861)

Balance at September 30, 2013	92,919	$9	$501,115	$(23,983)	$(46,854)	$430,287

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(30,861)	$25,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,069	43,376
Stock-based compensation	9,300	9,917
Provision for doubtful accounts receivable	1,536	1,646
Contingent consideration—fair value adjustment	(5,124)	(1,387)
Impairment of goodwill, intangible assets and long-lived assets	50,221	—
Accretion of discounts and amortization of debt issue costs	664	822
Loss on extinguishment of debt	2,348	—
Deferred taxes, net	(14,362)	(2,220)
Tax benefits (shortfalls) from equity awards	633	(153)
Excess tax benefits from equity awards	(334)	(14)
Other, net	270	(285)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	756	1,311
Inventories	2,202	(4,078)
Other assets	1,355	5,190
Accounts payable and accrued liabilities	(17,888)	(22,810)
Member redemption liability	(1,579)	(853)
Deferred revenue	(1,933)	(6,738)
Other liabilities	(501)	(5,751)

Net cash provided by operating activities	39,772	43,453

Cash flows from investing activities:
Purchases of property and equipment	(14,244)	(13,218)
Purchases of rights, content and intellectual property	(919)	(1,726)
Cash paid for acquisitions, net of cash acquired	—	(11,355)
Purchases of investments	(143)	(96)
Proceeds from sales of investments	212	444

Net cash used for investing activities	(15,094)	(25,951)

Cash flows from financing activities:
Proceeds from revolving credit facility	220,000	—
Payments on term loan	(246,013)	(17,663)
Payments for debt issue costs	(2,924)	—
Proceeds from exercises of stock options	2,709	5
Proceeds from employee stock purchase plans	1,699	1,793
Repurchases of common stock	(3,357)	(2,261)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	(28,773)	(28,087)
Excess tax benefits from equity awards	334	14
Cash paid for contingent consideration	(3,437)	—

Net cash used for financing activities	(59,762)	(46,199)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(573)	732
Change in cash and cash equivalents	(35,657)	(27,965)
Cash and cash equivalents, beginning of period	136,444	136,105

Cash and cash equivalents, end of period	$100,787	$108,140

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. (together with its subsidiaries, "United Online" or the "Company"), through its operating subsidiaries, is a leading provider of consumer products and services over the Internet under a number of brands, including FTD, Interflora, Flying Flowers, Flowers Direct, Drake Algar, Classmates, StayFriends, Trombi, MyPoints, NetZero, and Juno. The Company reports its business in three reportable segments: FTD, Content & Media and Communications. The Company's FTD segment provides floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services. The Company's Content & Media segment provides online nostalgia products and services and an online loyalty marketing service. The Company's primary Communications service is Internet access. On a combined basis, the Company's web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

        On August 1, 2012, United Online, Inc. announced that its Board of Directors had approved a preliminary plan to separate the Company into two independent, publicly-traded companies: FTD Companies, Inc., which will consist of the domestic and international operations of the Company's FTD segment, and United Online, Inc., which will consist of the businesses of the Company's Content & Media and Communications segments (the "FTD Spin-Off Transaction"). In September 2013, the Company received a private letter ruling from the United States ("U.S.") Internal Revenue Service ("IRS") confirming that the separation and the distribution of shares of FTD Companies, Inc. common stock will qualify as a transaction that is tax-free for U.S. federal income tax purposes. On October 1, 2013, United Online, Inc. announced that the U.S. Securities and Exchange Commission (the "SEC") has declared the FTD Companies, Inc. Registration Statement on Form 10 effective and that United Online, Inc.'s Board of Directors has approved the separation of FTD Companies, Inc. from United Online, Inc. through a tax-free dividend involving the distribution of all FTD Companies, Inc. common stock held by United Online, Inc. to United Online, Inc.'s stockholders on November 1, 2013. United Online, Inc.'s Board of Directors also determined to implement a one-for-seven reverse stock split of shares of United Online, Inc. common stock immediately prior to the completion of the FTD Spin-Off Transaction. As a result, the following is expected to occur: (1) FTD Companies, Inc. common stock will be distributed at 12:01 a.m. Eastern Daylight Time ("EDT") on November 1, 2013 to United Online, Inc. stockholders of record as of the close of business on October 10, 2013; (2) United Online, Inc. stockholders will receive one share of FTD Companies, Inc. common stock for every five shares of United Online, Inc. common stock they hold on the record date as of close of business on October 10, 2013 (prior to giving effect to the reverse stock split of United Online, Inc. shares); and (3) United Online, Inc. will effect a one-for-seven reverse stock split of United Online, Inc. common stock, which will become effective at 11:59 p.m. EDT on October 31, 2013.

        Following completion of the FTD Spin-Off Transaction, FTD Companies, Inc. will be an independent, publicly-traded company on the Nasdaq Global Select Market, utilizing the ticker symbol: "FTD". FTD Companies, Inc. will consist of both the domestic and international operations of United Online's FTD segment and include the highly-recognized FTD® and Interflora® brands, both supported by the Mercury Man logo that is displayed in approximately 40,000 floral shops worldwide. United Online will continue to operate the businesses of the Company's Content & Media and Communications segments, supported by the Classmates®, StayFriends™, MyPoints®, NetZero®, and Juno® brands.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters and nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet information at December 31, 2012 was derived from the Company's audited consolidated financial statements, filed on March 4, 2013, with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, but does not include all of the disclosures required by GAAP.

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

        During the quarter ended March 31, 2013, the Company identified an error related to the elimination of intercompany revenues within its FTD segment, whereby intercompany revenues were being eliminated in consolidation from services revenues instead of products revenues. Reported revenues, both consolidated and for the FTD segment, were correct in total; however, the error resulted in an overstatement of products revenues and an understatement of services revenues. The

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Company evaluated this error and concluded that it did not result in a material misstatement of the Company's previously-issued consolidated financial statements. Accordingly, the Company has determined to revise, in this report and future filings, its previously-reported products revenues and services revenues reported in the Company's consolidated statements of operations, as well as FTD segment products revenues and FTD segment services revenues within Note 2—"Segment Information". The error represented an overstatement of products revenues and an understatement of services revenues totaling $18.4 million, $17.7 million, and $13.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, and $3.1 million and $13.7 million for the quarter and nine months ended September 30, 2012, respectively.

        During the quarter ended March 31, 2013, the Company identified an error in the calculation of the MyPoints member redemption liability, which impacted prior-period balances. The Company evaluated this error and concluded that it did not result in a material misstatement of the Company's previously-issued consolidated financial statements, although the cumulative impact of correcting for the adjustment in the quarter ended March 31, 2013 could be material to the year ending December 31, 2013. Accordingly, the Company has determined to revise, in this report and future filings, its previously-reported consolidated financial statements, including the Company's consolidated balance sheet at December 31, 2012, the unaudited condensed consolidated statement of operations for the quarter and nine months ended September 30, 2012 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2012, to adjust for this error. As a result of this error, accrued liabilities, additional paid-in capital and retained earnings were overstated by $0.4 million, $0.2 million and $0.8 million, respectively, at December 31, 2012 and member redemption liability—current, member redemption liability—long-term, and other liabilities were understated by $0.9 million, $0.2 million and $0.3 million, respectively, at December 31, 2012. Additionally, cost of revenues—services was understated by $22,000 and $72,000 for the quarter and nine months ended September 30, 2012, respectively, provision for income taxes was overstated by $9,000 and $27,000 for the quarter and nine months ended September 30, 2012, respectively, and net income was overstated by $14,000 and $45,000 for the quarter and nine months ended September 30, 2012, respectively. There was no impact on net cash provided by operating activities; however, adjustments to deferred taxes, net, and changes in member redemption liability within cash flows from operating activities were understated by $0.3 million and $72,000 for the nine months ended September 30, 2012, respectively, and changes in accounts payable and accrued liabilities within cash flows from operating activities was overstated by $0.3 million for the nine months ended September 30, 2012.

        During the quarter ended March 31, 2013, the Company identified an error in the calculation of the provision for income taxes as it relates to changes in the estimated fair value of contingent consideration. Changes in the estimated fair value of contingent consideration are recorded in the consolidated statements of operations, while, for tax purposes, such changes are treated as a purchase price adjustment; however, the Company previously recorded a provision for income taxes associated with such changes. The Company evaluated this error and concluded that it did not result in a material misstatement of the Company's previously-reported consolidated financial statements. Accordingly, the Company has determined to revise, in this report and future filings, its previously-reported consolidated financial statements, including the Company's consolidated balance sheet at December 31, 2012. As a result of this error, other current assets, accrued liabilities and retained earnings were understated by $0.4 million, $0.1 million and $0.3 million, respectively, at December 31, 2012. Additionally, the provision for income taxes was overstated by $0.5 million for the quarter and nine months ended

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

September 30, 2012. There was no impact on net cash provided by operating activities; however, changes in other assets was understated by $0.5 million for the nine months ended September 30, 2012.

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

        Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists—In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in ASC 740, Income Taxes. The amendments in this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Quarter Ended September 30, 2013
	FTD	Content & Media	Communications	Total
Products	$88,633	$838	$778	$90,249
Services	29,894	20,501	16,706	67,101
Advertising and other	—	10,894	6,870	17,764

Total segment revenues	$118,527	$32,233	$24,354	$175,114

Segment income (loss) from operations	$11,455	$(41,293)	$8,118	$(21,720)

	Quarter Ended September 30, 2012
	FTD	Content & Media	Communications	Total
Products	$85,753	$1,105	$686	$87,544
Services	30,609	23,033	18,882	72,524
Advertising and other	—	12,418	5,635	18,053

Total segment revenues	$116,362	$36,556	$25,203	$178,121

Segment income from operations	$14,190	$8,002	$8,770	$30,962

	Nine Months Ended September 30, 2013
	FTD	Content & Media	Communications	Total
Products	$370,980	$2,492	$2,730	$376,202
Services	102,109	62,256	51,861	216,226
Advertising and other	—	33,230	19,338	52,568

Total segment revenues	$473,089	$97,978	$73,929	$644,996

Segment income (loss) from operations	$59,394	$(29,719)	$23,036	$52,711

	Nine Months Ended September 30, 2012
	FTD	Content & Media	Communications	Total
Products	$359,151	$2,886	$1,919	$363,956
Services	101,185	72,886	59,895	233,966
Advertising and other	—	38,215	16,959	55,174

Total segment revenues	$460,336	$113,987	$78,773	$653,096

Segment income from operations	$60,931	$21,933	$27,701	$110,565

        See Note 1—"Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements—Basis of Presentation—Reclassifications and Revisions" for information related to the revisions of FTD segment products revenues and services revenues.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment revenues:
FTD	$118,527	$116,362	$473,089	$460,336
Content & Media	32,233	36,556	97,978	113,987
Communications	24,354	25,203	73,929	78,773

Total segment revenues	175,114	178,121	644,996	653,096
Intersegment eliminations	(401)	(370)	(1,150)	(1,196)

Consolidated revenues	$174,713	$177,751	$643,846	$651,900

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment operating expenses:
FTD	$107,072	$102,172	$413,695	$399,405
Content & Media	73,526	28,554	127,697	92,054
Communications	16,236	16,433	50,893	51,072

Total segment operating expenses	196,834	147,159	592,285	542,531
Depreciation	5,313	6,464	17,625	19,559
Amortization of intangible assets	7,334	8,185	25,444	23,817
Unallocated corporate expenses	7,685	7,897	21,659	20,626
Intersegment eliminations	(401)	(370)	(1,150)	(1,196)

Consolidated operating expenses	$216,765	$169,335	$655,863	$605,337

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment income (loss) from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income (loss) was as follows for each period presented (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment income (loss) from operations:
FTD	$11,455	$14,190	$59,394	$60,931
Content & Media	(41,293)	8,002	(29,719)	21,933
Communications	8,118	8,770	23,036	27,701

Total segment income (loss) from operations	(21,720)	30,962	52,711	110,565
Depreciation	(5,313)	(6,464)	(17,625)	(19,559)
Amortization of intangible assets	(7,334)	(8,185)	(25,444)	(23,817)
Unallocated corporate expenses	(7,685)	(7,897)	(21,659)	(20,626)

Consolidated operating income (loss)	$(42,052)	$8,416	$(12,017)	$46,563

        U.S. revenues totaled $133.7 million and $500.6 million for the quarter and nine months ended September 30, 2013, respectively, and totaled $136.7 million and $509.0 million for the quarter and nine months ended September 30, 2012, respectively. International revenues, which are primarily generated by the Company's operations in Europe, totaled $41.0 million and $143.3 million for the quarter and nine months ended September 30, 2013, respectively, and totaled $41.0 million and $142.8 million for the quarter and nine months ended September 30, 2012, respectively. The FTD segment's international revenues, which are primarily generated by Interflora in the U.K. and the Republic of Ireland, totaled $32.8 million and $118.2 million for the quarter and nine months ended September 30, 2013, respectively, and $32.5 million and $115.9 million for the quarter and nine months ended September 30, 2012, respectively.

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	September 30, 2013	December 31, 2012
United States	$58,301	$60,622
Europe	10,764	10,840

Total long-lived assets	$69,065	$71,462

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS

Financing Receivables

        Credit quality of financing receivables was as follows (in thousands):

	September 30, 2013	December 31, 2012
Current	$11,879	$12,130
Past due	3,380	3,515

Total	$15,259	$15,645

        A significant majority of the past due financing receivables at September 30, 2013 and December 31, 2012 were 120 days or more past due. Financing receivables on nonaccrual status at September 30, 2013 and December 31, 2012 totaled $3.4 million and $3.6 million, respectively.

        The changes in allowance for credit losses related to financing receivables were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance at January 1	$3,464	$3,655
Current period provision	74	225
Write-offs charged against allowance	(237)	(322)

Balance at September 30	$3,301	$3,558

Other Current Assets

        Other current assets consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Prepaid expenses	$7,735	$7,178
Prepaid advertising and promotion expense	1,197	1,573
Prepaid floral catalog expenses	907	957
Prepaid insurance	72	1,139
Other	4,970	4,071

Total	$14,881	$14,918

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Employee compensation and related liabilities	$25,227	$24,672
Income taxes payable	12,908	1,668
Non-income taxes payable	3,769	6,166
Customer deposits	1,622	1,713
Accrued restructuring and other exit costs	471	68
Reserves for legal and dispute settlements	9	700
Contingent consideration	—	3,899
Other	5,555	6,367

Total	$49,561	$45,253

Contingent Consideration

        Contingent consideration related to the acquisition of schoolFeed, Inc. ("schoolFeed") was measured based on three annual earnout periods ending June 30, 2013, 2014 and 2015 (each period, an "Earnout Period" and together, the "Earnout Periods") and, if earned, would be paid annually shortly after the closing of each Earnout Period. The range of the amounts the Company could pay under the contingent consideration arrangement was between $0 and $27.5 million. The estimated fair value of contingent consideration was $8.6 million at December 31, 2012 using a Monte-Carlo simulation.

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

        At June 30, 2013, the Company had accrued $3.4 million for the contingent consideration payment for the Earnout Period ended June 30, 2013, which was paid in full in August 2013. The Company does not currently expect any contingent consideration will be earned for the Earnout Periods ending June 30, 2014 and 2015.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	Gains (Losses) on Cash Flow Hedging Instruments, Net of Tax	Gains on Other Hedging Instruments, Net of Tax	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(813)	$13	$(27,333)	$(28,133)
Other comprehensive income before reclassifications	146	62	3,789	3,997
Amounts reclassified from accumulated other comprehensive loss	153	—	—	153

Other comprehensive income	299	62	3,789	4,150

Balance at September 30, 2013	$(514)	$75	$(23,544)	$(23,983)

        All amounts reclassified from accumulated other comprehensive loss were related to losses on derivatives classified as cash flow hedges. These reclassifications impacted technology and development expenses in the consolidated statements of operations.

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the nine months ended September 30, 2013 were as follows (in thousands):

	FTD	Content & Media	Communications	Total
Balance at December 31, 2012:
Goodwill (excluding impairment charges)	$447,987	$137,172	$13,227	$598,386
Accumulated impairment charges	(114,000)	(26,606)	(5,738)	(146,344)

Goodwill at December 31, 2012	333,987	110,566	7,489	452,042
Impairment charge	—	(50,221)	—	(50,221)
Foreign currency translation	4,756	5	—	4,761

Balance at September 30, 2013:
Goodwill (excluding impairment charges)	452,743	137,177	13,227	603,147
Accumulated impairment charges	(114,000)	(76,827)	(5,738)	(196,565)

Goodwill at September 30, 2013	$338,743	$60,350	$7,489	$406,582

        During the quarter and nine months ended September 30, 2013, the Company recorded an out-of-period adjustment, which increased FTD's goodwill and decreased accumulated other comprehensive loss in the Company's balance sheet at September 30, 2013 by $5.3 million and was considered immaterial to the current period and all prior periods. Such out-of-period adjustment was netted in the foreign currency translation line item in the table above.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

Impairment of Goodwill

        During the quarter ended September 30, 2013, due to a decline in internal financial projections, the Company performed an interim quantitative goodwill assessment for its Classmates reporting unit. Due to the complexity and the effort required to estimate the fair value of the Classmates reporting unit in step one of the impairment test and to estimate the fair value of all assets and liabilities of the Classmates reporting unit in step two of the test, the fair value estimates were derived based on preliminary assumptions and analysis that are subject to change. Based on the Company's preliminary analysis, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the Classmates reporting unit. As a result, the Company recorded its best estimate of $50.2 million for the goodwill impairment charge during the quarter ended September 30, 2013. The impairment charge was included in impairment of goodwill, intangible assets and long-lived assets in the unaudited condensed consolidated statements of operations. Any adjustment to the estimated impairment charge will be recorded in the fourth quarter of 2013.

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Pay accounts and free accounts	$103,308	$(98,389)	$4,919
Customer contracts and relationships	113,840	(97,837)	16,003
Trademarks and trade names	185,364	(23,465)	161,899
Software and technology	49,869	(47,645)	2,224
Rights, content and intellectual property	14,562	(8,085)	6,477

Total	$466,943	$(275,421)	$191,522

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Pay accounts and free accounts	$103,284	$(96,253)	$7,031
Customer contracts and relationships	113,927	(84,894)	29,033
Trademarks and trade names	185,561	(22,098)	163,463
Software and technology	49,896	(41,647)	8,249
Rights, content and intellectual property	14,494	(5,833)	8,661

Total	$467,162	$(250,725)	$216,437

        The Company's acquired trademarks and trade names related to the acquisition by the Company of FTD Group, Inc. in August 2008 are indefinite-lived and, accordingly, there is no associated amortization expense or accumulated amortization. At September 30, 2013 and December 31, 2012, such trademarks and trade names after impairment and foreign currency translation adjustments totaled $158.3 million and $158.5 million, respectively.

        Amortization expense related to intangible assets for the quarter and nine months ended September 30, 2013 was $7.3 million and $25.4 million, respectively. Amortization expense related to

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

intangible assets for the quarter and nine months ended September 30, 2012 was $8.2 million and $23.8 million, respectively.

        Estimated future intangible assets amortization expense at September 30, 2013 was as follows (in thousands):

			Year Ending December 31,
		Oct-Dec 2013
	Total		2014	2015	2016	2017	2018	Thereafter
Estimated amortization of intangible assets	$33,244	$6,011	$17,741	$3,284	$2,826	$1,812	$835	$735

5. FINANCING ARRANGEMENTS

        In connection with the acquisition of FTD Group, Inc. in August 2008, UNOLA Corp., which was then an indirect wholly-owned subsidiary of United Online, Inc., and which subsequently merged into FTD Group, Inc., entered into a $425 million senior secured credit agreement with Wells Fargo Bank, National Association, as Administrative Agent (the "2008 Credit Agreement"), consisting of (i) a term loan A facility of $75 million, (ii) a term loan B facility of $300 million, and (iii) a revolving credit facility of up to $50 million. On June 10, 2011, FTD Group, Inc. entered into a new credit agreement (the "2011 Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent for the lenders, to refinance the 2008 Credit Agreement. The 2011 Credit Agreement provided FTD Group, Inc. with a $315 million senior secured credit facility consisting of (i) a $265 million seven-year term loan and (ii) a $50 million five-year revolving credit facility, and certain other financial accommodations, including letters of credit.

        On June 10, 2011, FTD Group, Inc. repaid in full all outstanding indebtedness under the 2008 Credit Agreement. No penalties were paid in connection with such repayment. The repayment of obligations under the 2008 Credit Agreement was financed with the proceeds of the $265 million of term loan borrowings under the 2011 Credit Agreement and FTD's available cash.

        On July 17, 2013, FTD Companies, Inc. entered into a new credit agreement (the "Credit Agreement") by and among FTD Companies, Inc., Interflora British Unit, the material wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders, to refinance the 2011 Credit Agreement. On July 17, 2013, FTD Companies, Inc. drew $220 million of the new $350 million revolving credit facility (the "Revolving Credit Facility") and used approximately $19 million of its existing cash balance to repay in full all outstanding indebtedness under the 2011 Credit Agreement and the fees and expenses related to the Credit Agreement.

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

        The interest rates set forth in the Credit Agreement for loans are either a base rate plus a margin ranging from 0.50% to 1.25% per annum, or LIBOR plus a margin ranging from 1.50% to 2.25% per

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FINANCING ARRANGEMENTS (Continued)

annum, calculated according to the net leverage ratio of FTD Companies, Inc. and its subsidiaries. The initial base rate margin was 0.75% per annum and the initial LIBOR margin was 1.75% per annum. In addition, FTD Companies, Inc. will pay a commitment fee ranging from 0.20% to 0.35% per annum on the unused portion of the Revolving Credit Facility. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require FTD Companies, Inc. and its subsidiaries to maintain compliance with a maximum net leverage ratio and a minimum interest coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, and asset sales, and FTD Companies, Inc.'s and its subsidiaries' ability to incur additional indebtedness and liens.

        Under the terms of the Credit Agreement, FTD Companies, Inc. is generally restricted from transferring funds to United Online, Inc., with certain exceptions prior to the completion of the FTD Spin-Off Transaction in connection with the reimbursement of certain expenses. These restrictions resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Companies Inc., and its subsidiaries totaling $283.7 million at September 30, 2013, which exceeded 25% of the consolidated net assets of United Online, Inc. and its subsidiaries. FTD Companies, Inc. was in compliance with all covenants under the Credit Agreement at September 30, 2013.

        The changes in the Company's debt balances, net of discounts, for the nine months ended September 30, 2013 under the 2011 Credit Agreement were as follows (in thousands):

	Balance at December 31, 2012	Repayments of Debt	Accretion of Discounts	Write Off of Discounts	Balance at September 30, 2013
2011 Credit Agreement, Term Loan	$244,000	$(246,013)	$281	$1,732	$—

        At September 30, 2013, $220 million was outstanding under the Revolving Credit Facility. At September 30, 2013, the borrowing capacity under the Revolving Credit Facility, which was further reduced by $1.4 million in outstanding letters of credit, was $128.6 million.

6. DERIVATIVE INSTRUMENTS

        The estimated fair values and notional values of outstanding derivative instruments were as follows (in thousands):

		Estimated Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivative Assets:
Interest rate caps	Other assets	$1,169	$699	$130,000	$130,000
Other derivative assets	Other current assets	$24	$—	$687	$—
Derivative Liabilities:
Other derivative liabilities	Accrued liabilities	$187	$245	$3,793	$7,333

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE INSTRUMENTS (Continued)

        The effect of the Company's interest rate caps on accumulated other comprehensive loss was as follows (in thousands):

	Changes in Gains (Losses) Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest rate caps	$(368)	$(213)	$469	$(1,139)

        At September 30, 2013, the effective portion, before tax effect, of the Company's interest rate caps was $0.7 million, none of which was expected to be reclassified from accumulated other comprehensive loss into interest expense in the consolidated statements of operations within the next 12 months.

7. FAIR VALUE MEASUREMENTS

Financial Assets and Derivative Instruments

        The following table presents information about financial assets and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	Estimated Fair Value
	September 30, 2013
Description	Level 1	Level 2	Total
Assets:
Money market funds	$69,827	$—	$69,827
Time deposits	—	10,716	10,716
Derivative assets	—	1,193	1,193

Total	$69,827	$11,909	$81,736

Liabilities:
Derivative liabilities	$—	$187	$187

Total	$—	$187	$187

	Estimated Fair Value
	December 31, 2012
Description	Level 1	Level 2	Total
Assets:
Money market funds	$89,507	$—	$89,507
Time deposits	—	9,021	9,021
Derivative assets	—	699	699

Total	$89,507	$9,720	$99,227

Liabilities:
Derivative liabilities	$—	$245	$245

Total	$—	$245	$245

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

Long-Term Debt

        The Company estimated the fair value of its long-term debt using a discounted cash flow approach that incorporates a market interest yield curve with adjustments for duration and the Company's credit risk profile. In determining the market interest yield curve, the Company considered, among other factors, its estimated credit spread. At September 30, 2013, the Company estimated its credit spread as 1.8% for the long-term debt associated with the Credit Agreement, resulting in a yield-to-maturity estimate of 3.1%. At December 31, 2012, the Company estimated its credit rating as BB+/BB for the long-term debt associated with the 2011 Credit Agreement, resulting in a discount rate of 3.8%. The table below summarizes the estimated fair values for long-term debt (in thousands):

	September 30, 2013		December 31, 2012
		Estimated Fair Value		Estimated Fair Value
	Carrying Amount		Carrying Amount
		Level 2		Level 2
Long-term debt, net of discounts, including current portion	$220,000	$221,807	$244,000	$261,090

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

Estimated Fair Value
Description	Total (Level 3)
Assets:
MyPoints reporting unit goodwill	$22,517
MyPoints reporting unit trademarks	1,000

Total	$23,517

        The Company estimated the fair value of the MyPoints reporting unit using a combination of the income approach and the market approach. The inputs for the fair value calculations of the reporting unit included a 4.0% growth rate to calculate the terminal value and a discount rate of 14.0%. In addition, the Company assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical trends. The Company estimated the fair value of the MyPoints trademarks using the relief from royalty method, which is a form of the income approach that incorporates elements of the market approach. The inputs for the fair value calculations of the trademarks included revenue projections, a trademarks royalty rate of 0.3% and a discount rate of 14.5%.

Classmates Goodwill

        During the quarter ended September 30, 2013, the Company recorded a goodwill impairment charge related to the Classmates reporting unit totaling $50.2 million. Accordingly, such goodwill was

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

required to be measured at fair value on a non-recurring basis and, at September 30, 2013, the estimated fair value was as follows (in thousands):

Estimated Fair Value
Description	Total (Level 3)
Assets:
Classmates reporting unit goodwill	$37,834

        The Company estimated the fair value of the Classmates reporting unit using the income approach. The inputs for the fair value calculations of the reporting unit included a 4.0% growth rate to calculate the terminal value and a discount rate of 12.0%. In addition, the Company assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical trends.

8. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows United Online, Inc. to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, United Online, Inc. had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, United Online, Inc.'s Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization amount to $80.0 million. In December 2011, United Online, Inc.'s Board of Directors extended the Program through December 31, 2012. In January 2013, United Online, Inc.'s Board of Directors approved and ratified the extension of the Program through December 31, 2013, and in September 2013, the Board of Directors further extended the Program through December 31, 2014. There were no repurchases under the Program in the year ended December 31, 2012 or the nine months ended September 30, 2013 and, at September 30, 2013, the authorization remaining under the Program was $80.0 million.

        Shares withheld upon the vesting of restricted stock units to pay minimum statutory employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units, the Company currently does not collect the minimum statutory withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the minimum statutory withholding taxes in cash. The amounts remitted in the nine months ended September 30, 2013 and 2012 were $3.4 million and $2.3 million, respectively, for which the Company withheld 0.5 million and 0.4 million shares of common stock, respectively, that were underlying the restricted stock units that vested.

Dividends

        Dividends are paid on shares of common stock outstanding as of the record date. In addition, dividend equivalents are generally paid on nonvested restricted stock units outstanding as of the record date.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS' EQUITY (Continued)

        In January, April and July 2013, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.10 per share of common stock. The dividends were paid on February 28, 2013, May 31, 2013 and August 30, 2013 and totaled $9.4 million, $9.7 million and $9.7 million, respectively, including dividend equivalents paid on nonvested restricted stock units.

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

9. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating expenses:
Cost of revenues-products	$6	$19	$27	$25
Cost of revenues-services	36	67	118	192
Sales and marketing	650	639	1,908	1,781
Technology and development	362	403	1,088	1,198
General and administrative	2,099	2,302	6,159	6,721

Total stock-based compensation	$3,153	$3,430	$9,300	$9,917

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

        Under the terms of an employment agreement entered into on October 2, 2013 between United Online, Inc. and Francis Lobo regarding his appointment as President and Chief Executive Officer of United Online, Inc. effective November 5, 2013, in the first quarter of 2014, the Compensation Committee of the Board of Directors will grant to Mr. Lobo (i) a number of restricted stock units with an aggregate value of $1.5 million and (ii) a number of options to purchase United Online, Inc.'s common stock equal to 1.33 multiplied by the number of restricted stock units granted, with an exercise price equal to the per-share closing price on the date of grant. These awards will vest at the rate of one-third on each of the first three anniversaries of November 5, 2013.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES

        The Company's effective income tax rate for the quarter and nine months ended September 30, 2013 differed from the U.S. federal statutory tax rate of 35% primarily due to the Classmates reporting unit goodwill impairment charge recorded during the quarter and nine months ended September 30, 2013.

11. NET INCOME (LOSS) PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(47,232)	$5,447	$(30,861)	$25,480
Income allocated to participating securities	(379)	(344)	(1,015)	(895)

Net income (loss) attributable to common stockholders	$(47,611)	$5,103	$(31,876)	$24,585

Denominator:
Shares used to calculate basic net income (loss) per common share	92,764	90,657	92,247	90,311

Add: Dilutive effect of non-participating securities	—	78	—	68

Shares used to calculate diluted net income (loss) per common share	92,764	90,735	92,247	90,379

Basic net income (loss) per common share	$(0.51)	$0.06	$(0.35)	$0.27

Diluted net income (loss) per common share	$(0.51)	$0.06	$(0.35)	$0.27

        The diluted net income (loss) per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the quarter and nine months ended September 30, 2013 were 7.0 million and 4.2 million, respectively. Weighted-average antidilutive shares for the quarter and nine months ended September 30, 2012 were 3.9 million and 5.4 million, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. NET INCOME (LOSS) PER COMMON SHARE (Continued)

Pro Forma Net Income (Loss) per Common Share

        The following table sets forth pro forma basic and diluted net income (loss) per common share, giving effect to the one-for-seven reverse stock split of United Online, Inc. common stock declared on October 1, 2013, which will become effective at 11:59 p.m. EDT on October 31, 2013 (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shares used to calculate pro forma basic net income (loss) per common share	13,252	12,951	13,178	12,902

Shares used to calculate pro forma diluted net income (loss) per common share	13,252	12,996	13,178	12,941

Pro forma basic net income (loss) per common share	$(3.59)	$0.39	$(2.42)	$1.91

Pro forma diluted net income (loss) per common share	$(3.59)	$0.39	$(2.42)	$1.90

12. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Contract Termination Costs	Total
Accrued restructuring and other exit costs at December 31, 2012	$68	$—	$68
Restructuring and other exit costs	2,274	229	2,503
Cash paid for restructuring and other exit costs	(1,871)	(229)	(2,100)

Accrued restructuring and other exit costs at September 30, 2013	$471	$—	$471

        In the quarter ended September 30, 2013, the Company recorded restructuring and other exit costs totaling $0.3 million, consisting of employee termination costs. In the nine months ended September 30, 2013, the Company recorded restructuring and other exit costs totaling $2.5 million, consisting of $2.3 million and $0.2 million of employee termination costs and contract termination costs, respectively, in the Content & Media segment. These restructuring charges were a result of management's decision to streamline segment operations and increase segment profitability. At September 30, 2013, accrued restructuring and other exit costs totaled $0.5 million, which will be paid over the next 12 months.

        There were no restructuring and other exit costs in the quarter ended September 30, 2012. Restructuring and other exit costs totaled $14,000 for the nine months ended September 30, 2012.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONTINGENCIES—LEGAL MATTERS

        In June 2011, Memory Lane, Inc., a California corporation, filed a complaint in United States District Court, Central District of California, against Classmates International, Inc., Classmates Online, Inc. and the Company's Memory Lane, Inc. subsidiary ("Memory Lane"), alleging false designation of origin under the Lanham Act, 15 U.S.C. section 1125, and state and common law unfair competition. The complaint includes requests for an award of damages and for preliminary and permanent injunctive relief. Notwithstanding the request for preliminary injunctive relief, no motion for such relief has been filed. Memory Lane responded to the complaint in September 2011. In October 2011, the plaintiff amended its complaint to, among other things, dismiss Classmates International, Inc. and add United Online, Inc. as a defendant. Discovery and all pre-trial filings have been completed. A trial date of February 11, 2014 has been set.

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

        In March 2012, Debra Miller and William Thompson filed a purported class action complaint (the "Miller Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Trilegiant, Affinion, Apollo, Vertrue, Inc., Webloyalty.com, Inc., and Adaptive Marketing, LLC (collectively, the "Membership Companies"); (ii) 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., IAC/Interactivecorp, Inc., Memory Lane, Inc., Peoplefinderspro, Inc., Rakuten USA, Inc., Shoebuy.com, Inc., United Online, Inc., Wells Fargo & Company, and Wyndham Worldwide Corporation (collectively, the "Marketing Companies"); and (iii) Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., and Citibank, N.A. (collectively, the "Credit Card Companies"). The complaint alleges (1) violations of RICO by all defendants, and aiding and abetting violations of such act by the Credit Card Companies; (2) aiding and abetting violations of federal mail

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONTINGENCIES—LEGAL MATTERS (Continued)

fraud, wire fraud and bank fraud statutes by the Credit Card Companies; (3) violations of the ECPA by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (4) violations of the Connecticut Unfair Trade Practices Act by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (5) violation of California Business and Professions Code section 17602 by the Membership Companies and the Marketing Companies; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from the plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        In April 2012, the Kelm Class Action and the Miller Class Action were consolidated with a related case under the case caption In re Trilegiant Corporation, Inc. In September 2012, the plaintiffs filed their consolidated amended complaint and named five additional defendants. The defendants have responded to the consolidated amended complaint by joining in motions to dismiss filed by other defendants on December 7, 2012. Those motions were argued before the district court on September 25, 2013, and taken under submission. The court has not yet ruled on the motion to dismiss, and no trial date has been set.

        In addition, in December 2012, David Frank filed a purported class action complaint (the "Frank Class Action") in United States District Court, District of Connecticut, against the following defendants: Trilegiant, Affinion, Apollo (collectively, the "Frank Membership Companies"); 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., Hotwire, Inc., IAC/Interactivecorp, Inc., Memory Lane, Inc., Orbitz Worldwide, LLC, PeopleFindersPro, Inc., Priceline.com, Inc., Shoebuy.com, Inc., TigerDirect, Inc., United Online, Inc., and Wyndham Worldwide Corporation (collectively, the "Frank Marketing Companies"); Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., Chase Paymentech Solutions, LLC, Citibank, N.A., Citigroup, Inc., and Wells Fargo Bank, N.A. (collectively, the "Frank Credit Card Companies"). The complaint alleges (1) violations of RICO by all defendants; (2) aiding and abetting violations of such act by the Frank Credit Card Companies; (3) aiding and abetting commissions of mail fraud, wire fraud and bank fraud by the Frank Credit Card Companies; (4) violation of the ECPA by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (5) violations of the Connecticut Unfair Trade Practices Act by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (6) violation of California Business and Professions Code section 17602 by the Frank Membership Companies and the Frank Marketing Companies; and (7) unjust enrichment by all defendants. The plaintiff seeks class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiff, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded. On January 23, 2013, the plaintiff moved to consolidate the Frank Class Action with the In re Trilegiant Corporation, Inc. action. In response, the court ordered the plaintiff to show cause as to why, among other things, the plaintiff should be afforded named plaintiff status. The plaintiff filed his response to the order to show cause on February 15, 2013. The court has not yet ruled upon the request for consolidation or the order to show cause.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONTINGENCIES—LEGAL MATTERS (Continued)

        In December 2008, Interflora, Inc. (in which United Online has an indirect, two-thirds ownership interest) and Interflora British Unit (an indirect, wholly-owned subsidiary of United Online) issued proceedings against Marks and Spencer plc ("Marks and Spencer") seeking injunctive relief, damages, interest, and costs in an action claiming infringement of U.K. trademark registration number 1329840 and European Community trademark registration number 909838, both for the word "Interflora". Marks and Spencer did not make a counterclaim. In July 2009, the High Court of Justice of England and Wales (the "High Court"), referred questions to the Court of Justice of European Union ("CJEU") for a preliminary ruling. In September 2011, the CJEU handed down its judgment on the questions referred by the High Court. In February 2012, the High Court scheduled the trial for April 2013. In September 2012, Interflora British Unit executed an indemnity agreement by which Interflora British Unit agreed to indemnify Interflora, Inc. against all losses and expenses arising out of this action which Interflora, Inc. may incur after July 10, 2012. The trial in this matter concluded in April 2013. In May 2013, the High Court ruled that Marks and Spencer infringed the Interflora trademarks. In June 2013, the High Court issued an injunction prohibiting Marks and Spencer from infringing the Interflora trademarks in specified jurisdictions and ordered Marks and Spencer to provide certain disclosures in order for damages to be quantified. The High Court granted Marks and Spencer permission to appeal the ruling. Marks and Spencer has submitted its appeal on the grounds for which permission was granted to the High Court, and is further seeking permission to appeal on additional grounds.

        In January 2013, Unified Messaging Solutions LLC ("Unified Messaging") filed a complaint in United States District Court, Northern District of Illinois, against United Online, Inc., Juno Online Services, Inc., NetZero, Inc. and Memory Lane, Inc. alleging patent infringement of five patents related to email index lists. This case is part of a 58-case Multi-District Litigation in Chicago, Illinois with two separate "waves" of defendants. This action is part of "Wave II". In February 2013, Unified Messaging filed a stipulation of dismissal without prejudice of all claims against defendant United Online, Inc. The remaining defendants responded to the complaint in March 2013 by filing a motion to dismiss the complaint. The plaintiff addressed the issues raised by the defendants' motion to dismiss by filing an amended complaint on October 16, 2013. The Wave II defendants have formed a Joint Defense Group that works with a similar Joint Defense Group for the Wave I defendants to coordinate strategy. The defendants filed a motion to transfer the case, but the court denied the motion without prejudice and directed the defendants to file the motion after the upcoming "Markman" claim construction ruling for the Wave I cases. The defendants filed a motion to challenge the consolidation of the Wave II cases with the Wave I cases and a motion against the plaintiff for bringing the case without having ownership of the patents and in violation of the terminal disclaimer provisions of the patents. While the former motion was denied, the latter motion resulted in Unified Messaging being directed to add Advanced Messaging Technologies as a plaintiff. The defendants have prepared initial rounds of discovery, but the plaintiff's response is on hold pending the court's issuance of the Markman ruling. No trial date has been set.

        The Company has been cooperating with certain governmental authorities in connection with their respective investigations of its former post-transaction sales practices and certain other current or former business practices.

  •
  In 2010, FTD.COM Inc. and Classmates Online, Inc., renamed Memory Lane, Inc., received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONTINGENCIES—LEGAL MATTERS (Continued)

    Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and Washington. The primary focus of the inquiry concerns certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors. In the second quarter of 2012, the Company received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by these companies for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. The Company rejected the Multistate Work Group's offer. The Company has since had ongoing discussions with the Multistate Work Group regarding the non-monetary aspects of a negotiated resolution. The Company is continuing to cooperate with the Multistate Work Group and is providing requested information. There can be no assurances as to the terms on which the Multistate Work Group and the Company may agree to settle this matter, or that any settlement of this matter may be reached. The Company is not able to reasonably estimate the amount of possible loss or range of loss that may arise, if any. In the event that the Multistate Work Group and the Company agree to settle this matter, or if no settlement is reached and there are adverse judgments against the Company in connection with litigation filed by the Attorneys General of the Multistate Work Group, there could be a material adverse effect on the Company's financial position, results of operations and cash flows.

  •
  In 2010, Memory Lane, Inc. received a subpoena from the Attorney General for the District of Columbia regarding the subsidiary's marketing, billing and renewal practices, including, without limitation, its former post-transaction sales practices. In July 2013, the parties entered into a settlement agreement in which Memory Lane, Inc. agreed to change certain of its practices and disclosures and pay the District of Columbia $300,000 for its cost of investigation and associated attorney fees.

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

14. PLANNED FTD SPIN-OFF TRANSACTION

        The Company expects to complete the FTD Spin-Off Transaction on November 1, 2013. However, there can be no assurance that it will be completed on the anticipated schedule or that its terms will not change. In September 2013, the Company received a private letter ruling from the IRS confirming that the separation and the distribution of shares of FTD Companies, Inc. common stock will qualify as a transaction that is tax-free for U.S. federal income tax purposes, and as such, the distribution of shares of FTD Companies, Inc. common stock will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss by United Online, Inc. or its stockholders. On October 1, 2013, United Online, Inc. announced that the SEC has declared the FTD Companies, Inc. Registration Statement on Form 10 effective and that United Online, Inc.'s Board of Directors has approved the separation of FTD Companies, Inc. from United Online, Inc. through a tax-free dividend involving the distribution of all FTD Companies, Inc. common stock held by United Online, Inc. to United Online, Inc.'s stockholders on November 1, 2013. United Online, Inc.'s Board of Directors also determined to implement a one-for-seven reverse stock split of shares of United Online, Inc. common stock immediately prior to completion of the FTD Spin-Off Transaction. As a result, the following is expected to occur: (1) FTD Companies, Inc. common stock will be distributed at 12:01 a.m. EDT on November 1, 2013 to United Online, Inc. stockholders of record as of the close of business on October 10, 2013; (2) United Online, Inc. stockholders will receive one share of FTD Companies, Inc. common stock for every five shares of United Online, Inc. common stock they hold on the record date of the close of business on October 10, 2013 (prior to giving effect to the reverse stock split of United Online, Inc. shares); and (3) United Online, Inc. will effect a one-for-seven reverse stock split of United Online, Inc. common stock, which will become effective at 11:59 p.m. EDT on October 31, 2013. The FTD Spin-Off Transaction does not require stockholder approval. Following completion of the FTD Spin-Off Transaction, the historical results of the FTD segment will be presented as discontinued operations in the Company's consolidated financial statements. The Company recorded $4.5 million and $7.6 million of transaction-related costs in the quarter and nine months ended September 30, 2013, respectively, in connection with the FTD Spin-Off Transaction and its exploration of strategic alternatives for its other businesses and potential monetization opportunities for its portfolio of patents and patent applications. The transaction-related costs were included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PLANNED FTD SPIN-OFF TRANSACTION (Continued)

        On April 30, 2013, Mark R. Goldston, Chairman, President and Chief Executive Officer of United Online, Inc., announced that, subject to the completion of the FTD Spin-Off Transaction, he would resign as a director and officer of United Online immediately thereafter. Under the terms of Mr. Goldston's employment agreement, the FTD Spin-Off Transaction would constitute a change in control of United Online. His resignation following the FTD Spin-Off Transaction would constitute an involuntary termination for purposes of his employment agreement due to there having been a material decrease in his authorities, duties and responsibilities following a change in control. As a result, effective upon such resignation, and subject to the terms and conditions of his employment agreement, Mr. Goldston would be entitled to the severance and other benefits described in his employment agreement in connection with an involuntary termination, including an estimated cash severance payment totaling approximately $7.2 million (assuming a November 1, 2013 termination date), as well as full and accelerated vesting of Mr. Goldston's outstanding nonvested restricted stock units and unvested stock options. Mr. Goldston's employment agreement has previously been filed with the SEC.

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

        We report our businesses in three reportable segments:

Segment	Products and Services
FTD	Floral, gift and related products and services for consumers, retail florists and other retail locations
Content & Media	Online nostalgia products and services and an online loyalty marketing service
Communications	Internet access services and devices, including dial-up, mobile broadband and DSL, and email, Internet security and web hosting services

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

Planned FTD Spin-Off Transaction

        On August 1, 2012, United Online, Inc. announced that its Board of Directors had approved a preliminary plan to separate the Company into two independent, publicly-traded companies: FTD Companies, Inc., which will consist of the domestic and international operations of the Company's FTD segment, and United Online, Inc., which will consist of the businesses of the Company's Content & Media and Communications segments (the "FTD Spin-Off Transaction"). The FTD Spin-Off Transaction will take the form of a tax-free pro rata distribution to stockholders of United Online, Inc. In September 2013, the Company received a private letter ruling from the United States ("U.S.") Internal Revenue Service (the "IRS") confirming that the separation and the distribution of shares of FTD Companies, Inc. common stock will qualify as a transaction that is tax-free for U.S. federal income tax purposes, and as such, the distribution of shares of FTD Companies, Inc. common stock will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss by United Online, Inc. or its stockholders. On October 1, 2013, United Online, Inc. announced that the U.S. Securities and Exchange Commission (the "SEC") has declared the FTD Companies, Inc. Registration Statement on Form 10 effective and that United Online, Inc.'s Board of Directors has approved the separation of FTD Companies, Inc. from United Online, Inc. through a tax-free dividend involving the distribution of all FTD Companies, Inc. common stock held by United Online, Inc. to United Online, Inc.'s stockholders on November 1, 2013. United Online, Inc.'s Board of Directors also determined to implement a one-for-seven reverse stock split of shares of United Online, Inc. common stock immediately prior to the completion of the FTD Spin-Off Transaction. As a result, the following will occur: (1) FTD Companies, Inc. common stock will be distributed at 12:01 a.m. Eastern Daylight Time ("EDT") on November 1, 2013 to United Online, Inc. stockholders of record as of the close of business on October 10, 2013; (2) United Online, Inc. stockholders will receive one share of FTD Companies, Inc. common stock for every five shares of United Online, Inc. common stock they hold on the record date of the close of business on October 10, 2013 (prior to giving effect to the reverse stock split of United Online, Inc. shares); and (3) United Online, Inc. will effect a one-for-seven reverse stock split of United Online, Inc. common stock, which will become effective at 11:59 p.m. EDT on October 31, 2013. See Note 14—"Planned FTD Spin Off" of the Notes to the Unaudited Condensed Consolidated Financial Statements and "Part I, Item 1A—Risk Factors" for additional information and risk factors associated with the FTD Spin-Off Transaction.

        Following completion of the spin off, FTD Companies, Inc. will be an independent, publicly-traded company on the Nasdaq Global Select Market, utilizing the ticker symbol: "FTD". FTD Companies, Inc. will consist of both the domestic and international operations of United Online's FTD segment and include the highly-recognized FTD® and Interflora® brands, both supported by the Mercury Man logo that is displayed in approximately 40,000 floral shops worldwide. United Online will continue to operate the businesses of the Company's Content & Media and Communications segments, supported by the Classmates®, StayFriends™, MyPoints®, NetZero®, and Juno® brands.

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

        Consumer Business.    FTD operates in the U.S. and Canada, primarily through the www.ftd.com website and the 1-800-SEND-FTD telephone number, and in the U.K. and the Republic of Ireland, primarily through the www.interflora.co.uk website and various telephone numbers. FTD also operates mobile websites for these same markets, excluding Canada, that are optimized for mobile devices with Internet connections. While floral arrangements and plants are FTD's primary offerings, FTD also markets and sells gift items, including jewelry, sweets, gift baskets, wine, fruit, and spa products.

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

        Online Nostalgia Services.    We operate our nostalgia services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Our domestic and international nostalgia services comprise a large and diverse population of users, with over 100 million registered accounts at September 30, 2013.

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

Communications

        Our principal Communications pay service is dial-up Internet access, offered under the NetZero and Juno brands. We also offer mobile broadband, DSL, email, Internet security, web hosting services, and other services. In total, we had 0.6 million Communications pay accounts at September 30, 2013, of which 0.4 million were Internet access pay accounts and 0.2 million were pay accounts subscribed to our other Communications services, including email, Internet security and web hosting services. Most of our Communications revenues are derived from dial-up Internet access pay accounts.

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

        In 2012, we began offering our NetZero Mobile Broadband service as part of a wholesale agreement with Clearwire. We offer consumers the option to access the service by purchasing either a NetZero USB modem to connect a single device such as a PC or a Mac® computer, or a NetZero personal hotspot that can connect up to eight Wi-Fi enabled devices simultaneously. NetZero USB modem and NetZero hotspot customers are able to connect to our mobile broadband service within the Clearwire coverage area using a variety of devices, including a PC, Mac® computer, iPad® mobile digital device, and other tablets, netbooks and smartphones. Our mobile broadband service is generally available for use in the home, at the office or on the go by customers across the U.S. within the Clearwire coverage area. In addition, in July 2013, we entered into an agreement with a third-party provider of nationwide wholesale mobile broadband service to expand the coverage area of our NetZero Mobile Broadband service, which we expect to launch in the first quarter of 2014.

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

	Quarter Ended					Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
						2013	2012
Consolidated:
Revenues (in thousands)	$174,713	$221,749	$247,384	$218,983	$177,751	$643,846	$651,900
FTD:
Segment revenues (in thousands)	$118,527	$164,279	$190,283	$153,178	$116,362	$473,089	$460,336
% of consolidated revenues	68%	74%	77%	70%	65%	73%	71%
Consumer orders (in thousands)	1,250	1,921	2,204	1,787	1,239	5,375	5,233
Average order value	$61.69	$61.27	$61.01	$60.13	$61.06	$61.26	$61.65
Average currency exchange rate: GBP to USD	1.55	1.54	1.54	1.61	1.58	1.54	1.58
Content & Media:
Segment revenues (in thousands)	$32,233	$32,919	$32,826	$39,509	$36,556	$97,978	$113,987
% of consolidated revenues	18%	15%	13%	18%	21%	15%	17%
Pay accounts (in thousands)	2,690	2,720	2,786	2,864	2,987	2,690	2,987
Segment churn	2.9%	3.1%	3.3%	3.5%	3.4%	3.1%	3.6%
ARPU	$2.52	$2.48	$2.48	$2.52	$2.50	$2.48	$2.50
Segment active accounts (in millions)	10.3	10.5	11.4	11.5	10.9	10.7	10.8
Average currency exchange rate: EUR to USD	1.33	1.31	1.32	1.30	1.25	1.32	1.28
Communications:
Segment revenues (in thousands)	$24,354	$24,935	$24,640	$26,669	$25,203	$73,929	$78,773
% of consolidated revenues	14%	11%	10%	12%	14%	11%	12%
Pay accounts (in thousands):
Internet access	360	378	404	421	440	360	440
Other	213	217	222	229	235	213	235

Total pay accounts	573	595	626	650	675	573	675
Segment churn	2.7%	3.0%	3.0%	2.9%	3.1%	2.9%	3.2%
ARPU	$9.41	$9.34	$9.21	$9.05	$8.97	$9.31	$8.93
Segment active accounts (in millions)	1.2	1.2	1.3	1.3	1.4	1.2	1.4

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

        The determination of whether or not goodwill and/or indefinite-lived intangible assets are impaired involves a significant level of judgment in the assumptions underlying the approaches used to determine the estimated fair values of our reporting units. The determination of the fair values of our reporting units generally includes a study of market comparables, including the selection of appropriate valuation multiples and discounted cash flow models based on our internal forecasts and projections. The estimated fair value of each of our reporting units is typically determined using a combination of the income approach and the market approach.

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

Impairment of Goodwill

        During the quarter ended September 30, 2013, due to a decline in internal financial projections, we performed an interim quantitative goodwill assessment for our Classmates reporting unit. Due to the complexity and the effort required to estimate the fair value of the Classmates reporting unit in step one of the impairment test and to estimate the fair value of all assets and liabilities of the Classmates reporting unit in step two of the test, the fair value estimates were derived based on preliminary assumptions and analysis that are subject to change. Based on our preliminary analysis, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for our Classmates reporting unit. As a result, we recorded our best estimate of $50.2 million for the goodwill impairment charge during the quarter ended September 30, 2013. The impairment charge was included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations. Any adjustment to the estimated impairment charge will be recorded in the fourth quarter of 2013.

        The estimated fair value of the Classmates reporting unit was determined using the income approach, which was estimated based on the discounted cash flow method. The discounted cash flow method is dependent upon a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions. The inputs for the fair value calculations of the Classmates reporting unit included a 4.0% growth rate to calculate the terminal value and a discount rate of 12.0%. In addition, the Company assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical trends.

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

Results of Operations

Quarter and Nine Months Ended September 30, 2013 compared to
Quarter and Nine Months Ended September 30, 2012

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

        Unaudited condensed consolidated information was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$174,713	$177,751	$643,846	$651,900
Operating expenses:
Cost of revenues	89,390	89,375	353,055	345,918
Sales and marketing	34,224	37,012	121,730	130,571
Technology and development	11,481	11,859	36,406	35,363
General and administrative	24,091	24,663	74,486	72,199
Amortization of intangible assets	7,082	7,813	22,586	22,659
Contingent consideration—fair value adjustment	—	(1,387)	(5,124)	(1,387)
Restructuring and other exit costs	276	—	2,503	14
Impairment of goodwill, intangible assets and long-lived assets	50,221	—	50,221	—

Total operating expenses	216,765	169,335	655,863	605,337

Operating income (loss)	(42,052)	8,416	(12,017)	46,563
Interest income	240	511	619	962
Interest expense	(4,067)	(3,260)	(10,450)	(10,301)
Other income (expense), net	(38)	(3)	550	768

Income (loss) before income taxes	(45,917)	5,664	(21,298)	37,992
Provision for income taxes	1,315	217	9,563	12,512

Net income (loss)	$(47,232)	$5,447	$(30,861)	$25,480

        Information for our three reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	FTD		Content & Media		Communications
	Quarter Ended September 30,		Quarter Ended September 30,		Quarter Ended September 30,
	2013	2012	2013	2012	2013	2012
Revenues	$118,527	$116,362	$32,233	$36,556	$24,354	$25,203
Operating expenses:
Cost of revenues	71,574	69,938	6,977	8,386	8,139	7,821
Sales and marketing	21,164	21,096	9,640	11,696	3,641	4,299
Technology and development	2,904	2,787	4,531	4,962	2,079	1,672
General and administrative	11,430	8,351	1,881	4,897	2,377	2,641
Contingent consideration—fair value adjustment	—	—	—	(1,387)	—	—
Restructuring and other exit costs	—	—	276	—	—	—
Impairment of goodwill, intangible assets and long-lived assets	—	—	50,221	—	—	—

Total operating expenses	107,072	102,172	73,526	28,554	16,236	16,433

Segment income (loss) from operations	$11,455	$14,190	$(41,293)	$8,002	$8,118	$8,770

	FTD		Content & Media		Communications
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Revenues	$473,089	$460,336	$97,978	$113,987	$73,929	$78,773
Operating expenses:
Cost of revenues	295,078	287,045	22,338	25,384	24,925	23,763
Sales and marketing	79,128	78,453	31,008	38,604	12,146	13,723
Technology and development	9,026	8,457	14,540	14,181	5,964	5,492
General and administrative	30,463	25,450	12,211	15,363	7,858	8,102
Contingent consideration—fair value adjustment	—	—	(5,124)	(1,387)	—	—
Restructuring and other exit costs	—	—	2,503	(91)	—	(8)
Impairment of goodwill, intangible assets and long-lived assets	—	—	50,221	—	—	—

Total operating expenses	413,695	399,405	127,697	92,054	50,893	51,072

Segment income (loss) from operations	$59,394	$60,931	$(29,719)	$21,933	$23,036	$27,701

Consolidated Results

Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Revenues	$174,713	$177,751	$(3,038)	(2)%	$643,846	$651,900	$(8,054)	(1)%
Revenues as a percentage of total segment revenues:
FTD	67.7%	65.3%			73.3%	70.5%
Content & Media	18.4%	20.5%			15.2%	17.5%
Communications	13.9%	14.1%			11.5%	12.1%

        The decrease in consolidated revenues for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was due to a $4.3 million decrease in revenues from our Content & Media segment and an $0.8 million decrease in revenues from our Communications segment, partially offset by a $2.2 million increase in revenues from our FTD segment.

        The decrease in consolidated revenues for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was due to a $16.0 million decrease in revenues from our Content & Media segment and a $4.8 million decrease in revenues from our Communications segment, partially offset by a $12.8 million increase in revenues from our FTD segment.

Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Cost of revenues	$89,390	$89,375	$15	—%	$353,055	$345,918	$7,137	2%
Cost of revenues as a percentage of total segment cost of revenues:
FTD	82.6%	81.2%			86.2%	85.4%
Content & Media	8.0%	9.7%			6.5%	7.6%
Communications	9.4%	9.1%			7.3%	7.1%

        Consolidated cost of revenues was relatively flat for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, which was due to a $1.6 million increase in cost of revenues associated with our FTD segment and a $0.3 million increase in cost of revenues associated with our Communications segment. These increases were offset by a $1.4 million decrease in cost of revenues associated with our Content & Media segment and a $0.5 million decrease in depreciation and amortization expense.

        The increase in consolidated cost of revenues for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was due to an $8.0 million increase in cost of revenues associated with our FTD segment, a $1.2 million increase in cost of revenues associated with our Communications segment and a $0.9 million increase in depreciation and amortization expense. These increases were partially offset by a $3.0 million decrease in cost of revenues associated with our Content & Media segment.

Sales and Marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Sales and marketing	$34,224	$37,012	$(2,788)	(8)%	$121,730	$130,571	$(8,841)	(7)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
FTD	61.4%	56.9%			64.7%	60.0%
Content & Media	28.0%	31.5%			25.4%	29.5%
Communications	10.6%	11.6%			9.9%	10.5%

        The decrease in consolidated sales and marketing expenses for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was primarily due to a $2.1 million decrease in sales and marketing expenses associated with our Content & Media segment and a $0.7 million decrease in sales and marketing expenses associated with our Communications segment.

        The decrease in consolidated sales and marketing expenses for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was due to a $7.6 million decrease in sales and marketing expenses associated with our Content & Media segment, a $1.6 million decrease in sales and marketing expenses associated with our Communications segment and a $0.3 million decrease in depreciation expense. These decreases were partially offset by a $0.7 million increase in sales and marketing expenses associated with our FTD segment.

Technology and Development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Technology and development	$11,481	$11,859	$(378)	(3)%	$36,406	$35,363	$1,043	3%
Technology and development expenses as a percentage of total segment technology and development expenses:
FTD	30.5%	29.6%			30.6%	30.1%
Content & Media	47.6%	52.7%			49.2%	50.4%
Communications	21.9%	17.7%			20.2%	19.5%

        The decrease in consolidated technology and development expenses for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was due to a $0.5 million decrease in depreciation expense and a $0.4 million decrease in technology and development expenses associated with our Content & Media segment, partially offset by a $0.4 million increase in technology and development expenses associated with our Communications segment.

        The increase in consolidated technology and development expenses for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was due to a $0.6 million increase in technology and development expenses associated with our FTD segment, a $0.5 million increase in technology and development expenses associated with our Communications segment and a $0.4 million increase in technology and development expenses associated with our Content & Media segment. These increases were partially offset by a $0.4 million decrease in depreciation expense.

General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
General and administrative	$24,091	$24,663	$(572)	(2)%	$74,486	$72,199	$2,287	3%
General and administrative expenses as a percentage of total segment general and administrative expenses:
FTD	72.9%	52.6%			60.3%	52.0%
Content & Media	12.0%	30.8%			24.2%	31.4%
Communications	15.2%	16.6%			15.6%	16.6%

        The decrease in consolidated general and administrative expenses for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was primarily due to a $3.0 million decrease in general and administrative expenses associated with our Content & Media segment, a $0.3 million decrease in general and administrative expenses associated with our Communications segment and a $0.2 million decrease in unallocated corporate expenses, excluding depreciation, amortization of intangible assets and restructuring and other exit costs. These decreases were partially offset by a $3.1 million increase in general and administrative expenses associated with our FTD segment.

        The increase in consolidated general and administrative expenses for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to a $5.0 million increase in general and administrative expenses associated with our FTD segment and a $1.1 million increase in unallocated corporate expenses, excluding depreciation, amortization of intangible assets and restructuring and other exit costs. These increases were partially offset by a $3.2 million decrease in general and administrative expenses associated with our Content & Media segment, a $0.5 million decrease in depreciation expense, and a $0.2 million decrease in general and administrative expenses associated with our Communications segment.

Amortization of Intangible Assets

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$7,082	$7,813	$(731)	(9)%	$22,586	$22,659	$(73)	—%

        The decrease in consolidated amortization of intangible assets for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was primarily due to a $0.7 million decrease in FTD amortization of intangible assets primarily due to certain intangible assets being fully amortized.

        Consolidated amortization of intangible assets was relatively flat for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to a $0.6 million decrease in FTD amortization of intangible assets primarily due to certain intangible assets being fully amortized, partially offset by a $0.6 million increase in Content & Media amortization of intangible assets primarily related to the acquisition of schoolFeed in the second quarter of 2012.

Contingent Consideration—Fair Value Adjustment

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Contingent consideration—fair value adjustment	$—	$(1,387)	$1,387	(100)%	$(5,124)	$(1,387)	$(3,737)		*

*
Not meaningful

        Contingent consideration—fair value adjustment for the quarter and nine months ended September 30, 2012 was comprised of a $2.0 million decrease in the estimated fair value of contingent consideration, partially offset by $0.6 million of interest expense related to such contingent consideration.

        Contingent consideration—fair value adjustment for the nine months ended September 30, 2013 was comprised of a $5.7 million decrease in the estimated fair value of contingent consideration, partially offset by $0.5 million of interest expense related to such contingent consideration. During the quarter ended March 31, 2013, Facebook restricted certain functionality of the schoolFeed app, which limited schoolFeed's ability to use the Facebook service to contact users who are not registered members of schoolFeed. In May 2013, Facebook discontinued the schoolFeed app's access to the Facebook service, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app.

Restructuring and Other Exit Costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$276	$—	$276	N/A	$2,503	$14	$2,489		*

*
Not meaningful

        Consolidated restructuring and other exit costs for the quarter ended September 30, 2013 included $0.3 million of employee termination costs recorded in our Content & Media segment.

        Consolidated restructuring and other exit costs for the nine months ended September 30, 2013 included $2.3 million of employee termination costs and $0.2 million of contract termination costs recorded in our Content & Media segment.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Impairment of goodwill, intangible assets and long-lived assets	$50,221	$—	$50,221	N/A	$50,221	$—	$50,221	N/A

        A goodwill impairment charge totaling $50.2 million was recorded in the quarter ended September 30, 2013 due to a material reduction in the fair value of the Classmates reporting unit. See

"Critical Accounting Policies, Estimates and Assumptions—Impairment of Goodwill" for additional information.

Interest Income

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Interest income	$240	$511	$(271)	(53)%	$619	$962	$(343)	(36)%

        The decrease in consolidated interest income for the quarter and nine months ended September 30, 2013, compared to the quarter and nine months ended September 30, 2012, was primarily related to higher interest income at our India subsidiary during the quarter and nine months ended September 30, 2012.

Interest Expense

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Interest expense	$4,067	$3,260	$807	25%	$10,450	$10,301	$149	1%

        The increase in consolidated interest expense for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was primarily due to a $2.3 million loss on extinguishment of debt recognized in connection with the refinancing of FTD's credit facilities, partially offset by a $1.5 million reduction in interest expense related to lower interest rates and lower amounts outstanding under the credit facilities.

        The increase in consolidated interest expense for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to a $2.3 million loss on extinguishment of debt recognized in connection with the refinancing of FTD's credit facilities, partially offset by a $2.0 million reduction in interest expense related to lower interest rates and lower amounts outstanding under the credit facilities.

Other Income (Expense), Net

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Other income (expense), net	$(38)	$(3)	$(35)	*	$550	$768	$(218)	(28)%

*
Not meaningful

        Consolidated other expense, net, was relatively flat for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012.

        The decrease in consolidated other income, net, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to a decrease in gains associated with foreign currency exchange transactions and a decrease in realized and unrealized gains related to forward foreign currency exchange contracts, partially offset by an increase in gains on investments.

Provision for Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except percentages)
Provision for income taxes	$1,315	$217	$9,563	$12,512
Effective income tax rate	(2.9)%	3.8%	(44.9)%	32.9%

        For the quarter ended September 30, 2013, we recorded a tax provision of $1.3 million on pretax loss of $45.9 million, compared to a tax provision of $0.2 million on pretax income of $5.7 million for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, we recorded a tax provision of $9.6 million on pretax loss of $21.3 million, compared to a tax provision of $12.5 million on pretax income of $38.0 million for the nine months ended September 30, 2012. The change in our effective income tax rate for the quarter and nine months ended September 30, 2013, compared to the quarter and nine months ended September 30, 2012 was primarily due to the Classmates reporting unit goodwill impairment charge.

FTD Segment Results

FTD Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages and average order value)
Products	$88,633	$85,753	$2,880	3%	$370,980	$359,151	$11,829	3%
Services	29,894	30,609	(715)	(2)%	102,109	101,185	924	1%

Total FTD Revenues	$118,527	$116,362	$2,165	2%	$473,089	$460,336	$12,753	3%

Consumer orders	1,250	1,239	11	1%	5,375	5,233	142	3%
Average order value	$61.69	$61.06	$0.63	1%	$61.26	$61.65	$(0.39)	(1)%

        The increase in total FTD revenues for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was primarily due to an increase in revenues generated by our consumer business. The increase in FTD products revenues for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was driven by a 1% increase in consumer order volume, as well as a 1% increase in average order value due to higher average order values in both the U.S. and the U.K., excluding the unfavorable impact of changes in foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, average order value increased 2% for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012. Also contributing to the increase in FTD products revenues was a $1.1 million increase in container sales to our floral network members. The decrease in FTD services revenues for the quarter was primarily related to a decrease in membership and subscription-based revenues. Foreign currency exchange rates had a $0.6 million unfavorable impact on total FTD revenues for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, due to a weaker British Pound versus the U.S. Dollar.

        The increase in total FTD revenues for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to an increase in revenues generated by our consumer business, including a $4.1 million increase in revenues generated by the Flying Flowers, Flowers Direct and Drake Algar businesses, which were acquired in April 2012. The increase in FTD products revenues for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was driven by a 3% increase in consumer order volume, substantially all of which was due to orders from the Flying Flowers and Flowers Direct businesses. This increase in order volume was partially offset by a 1% decrease in average order value primarily due to consumer orders generated by the Flying Flowers and Flowers Direct businesses, which have lower average order values compared to the rest of FTD's consumer business. Excluding the Flying Flowers and Flowers Direct businesses and the unfavorable impact of foreign currency exchange rates, average order value increased by 1%. Also contributing to the increase in FTD products revenues was a $3.3 million increase in container sales to our floral network members. The increase in FTD services revenues was primarily related to a $1.4 million increase in order-related revenues driven by an increase in order volume in the floral network business, partially offset by a $0.4 million decrease in membership and subscription-based revenue. Foreign currency exchange rates had a $2.9 million unfavorable impact on total FTD revenues for the nine months ended September 30, 2013 due to a weaker British Pound versus the U.S. Dollar.

FTD Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
FTD cost of revenues	$71,574	$69,938	$1,636	2%	$295,078	$287,045	$8,033	3%
FTD cost of revenues as a percentage of FTD revenues	60.4%	60.1%			62.4%	62.4%

        The increase in FTD cost of revenues for the quarter and nine months ended September 30, 2013, compared to the quarter and nine months ended September 30, 2012, primarily due to the increase in FTD products revenues. Foreign currency exchange rates had a $0.4 million and $2.0 million favorable impact on FTD cost of revenues for the quarter and nine months ended September 30, 2013, respectively, due to a weaker British Pound versus the U.S. Dollar. FTD cost of revenues as a percentage of FTD revenues remained relatively flat for the quarter and nine months ended September 30, 2013, compared to the quarter ended September 30, 2012, respectively.

FTD Sales and Marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
FTD sales and marketing	$21,164	$21,096	$68	—%	$79,128	$78,453	$675	1%
FTD sales and marketing expenses as a percentage of FTD revenues	17.9%	18.1%			16.7%	17.0%

        FTD sales and marketing expenses were relatively flat for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012.

        The increase in FTD sales and marketing expenses for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily related to a $2.0 million increase in marketing costs related to the Flying Flowers, Flowers Direct and Drake Algar businesses and a $1.1 million increase in marketing expenditures related to the increase in floral network order volume. These increases were partially offset by a $2.2 million decrease in certain higher cost marketing programs in the consumer business and a $0.8 million decrease in selling costs in the floral network business. Foreign currency exchange rates had a $0.3 million favorable impact on FTD sales and marketing expenses for the nine months ended September 30, 2013.

FTD Technology and Development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
FTD technology and development	$2,904	$2,787	$117	4%	$9,026	$8,457	$569	7%
FTD technology and development expenses as a percentage of FTD revenues	2.5%	2.4%			1.9%	1.8%

        The increases in FTD technology and development expenses for the quarter and nine months ended September 30, 2013, compared to the quarter and nine months ended September 30, 2012, were primarily due to increases in personnel-related costs.

FTD General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
FTD general and administrative	$11,430	$8,351	$3,079	37%	$30,463	$25,450	$5,013	20%
FTD general and administrative expenses as a percentage of FTD revenues	9.6%	7.2%			6.4%	5.5%

        The increase in FTD general and administrative expenses for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was primarily due to $3.3 million in costs recorded in the quarter ended September 30, 2013 associated with the FTD Spin-Off Transaction and a $0.2 million increase in personnel-related costs. These increases were partially offset by a $0.2 million decrease in bad debt expense.

        The increase in FTD general and administrative expenses for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to $4.7 million in costs recorded in the nine months ended September 30, 2013 associated with the FTD Spin-Off Transaction, compared to $0.6 million of transaction-related costs recorded in the nine months ended September 30, 2012 associated with the acquisition of the Gifts Division of Flying Brands Limited, which includes the Flying Flowers, Flowers Direct and Drake Algar businesses, a $2.0 million increase in legal fees and dispute settlement costs and a $0.6 million increase in personnel-related costs. These increases were partially offset by an interim award of $1.7 million as reimbursement of legal fees in the Marks and Spencer litigation and a $0.4 million decrease in bad debt expense.

Content & Media Segment Results

Content & Media Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages and ARPU)
Products	$838	$1,105	$(267)	(24)%	$2,492	$2,886	$(394)	(14)%
Services	20,501	23,033	(2,532)	(11)%	62,256	72,886	(10,630)	(15)%
Advertising and other	10,894	12,418	(1,524)	(12)%	33,230	38,215	(4,985)	(13)%

Total Content & Media Revenues	$32,233	$36,556	$(4,323)	(12)%	$97,978	$113,987	$(16,009)	(14)%

ARPU	$2.52	$2.50	$0.02	1%	$2.48	$2.50	$(0.02)	(1)%
Average pay accounts	2,705	3,053	(348)	(11)%	2,777	3,235	(458)	(14)%

        The decrease in Content & Media services revenues for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was a result of an 11% decrease in our average number of pay accounts, partially offset by a 1% increase in ARPU. Content & Media advertising and other revenues decreased primarily due to a decrease in advertising revenues from our online loyalty marketing services as a result of lower average revenues per advertising customer, as well as a decrease in online loyalty marketing active accounts. We anticipate that Content & Media pay accounts and revenues will continue to decline year over year, at least in the near term. The decrease in Content & Media products revenues for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was related to the phasing out of third-party merchandise sales. Adjusting for the favorable impact of foreign currency exchange rates of $0.5 million due to a stronger Euro versus the U.S. Dollar, Content & Media revenues decreased by $4.8 million, or 13%.

        The decrease in Content & Media services revenues for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was a result of a 14% decrease in our average number of pay accounts, as well as a 1% decrease in ARPU. Content & Media advertising and other revenues decreased primarily due to a decrease in advertising revenues from our online loyalty marketing services as a result of lower average revenues per advertising customer, as well as a decrease in online loyalty marketing active accounts. The decrease in Content & Media products revenues for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was related to the phasing out of third-party merchandise sales. Adjusting for the favorable impact of foreign currency exchange rates of $0.7 million due to a stronger Euro versus the U.S. Dollar, Content & Media revenues decreased by $16.7 million, or 15%.

Content & Media Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$6,977	$8,386	$(1,409)	(17)%	$22,338	$25,384	$(3,046)	(12)%
Content & Media cost of revenues as a percentage of Content & Media revenues	21.6%	22.9%			22.8%	22.3%

        The decrease in Content & Media cost of revenues for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was due to a $0.7 million decrease in cost of points earned by members of our online loyalty marketing service due to lower revenues, a $0.4 million decrease in hosting-related fees due to the consolidation of certain data centers, a $0.2 million decrease in personnel- and overhead-related costs, and a $0.2 million decrease in costs associated with the sale of third-party merchandise. These decreases were partially offset by a $0.3 million increase in costs related to the sale of gift cards.

        The decrease in Content & Media cost of revenues for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was due to a $1.6 million decrease in cost of points earned by members of our online loyalty marketing service due to lower revenues, a $1.1 million decrease in hosting-related fees due to the consolidation of certain data centers and lower software licensing fees, a $1.1 million decrease in personnel- and overhead-related costs due to our restructuring initiatives, and a $0.3 million decrease in costs associated with the sale of third-party merchandise. These decreases were partially offset by a $1.0 million increase in costs related to the sale of gift cards.

Content & Media Sales and Marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$9,640	$11,696	$(2,056)	(18)%	$31,008	$38,604	$(7,596)	(20)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	29.9%	32.0%			31.6%	33.9%

        The decrease in Content & Media sales and marketing expenses for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was due to a $1.2 million decrease in online marketing costs to acquire new online nostalgia members due to our cost-cutting efforts and a $0.7 million decrease in personnel- and overhead-related costs due to our restructuring initiatives.

        The decrease in Content & Media sales and marketing expenses for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was due to a $4.7 million decrease in online marketing costs to acquire new online nostalgia members due to our cost-cutting efforts, a $2.5 million decrease in personnel- and overhead-related costs due to our restructuring initiatives and a $0.4 million decrease in costs to acquire new online loyalty marketing members.

Content & Media Technology and Development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Content & Media technology and development	$4,531	$4,962	$(431)	(9)%	$14,540	$14,181	$359	3%
Content & Media technology and development expenses as a percentage of Content & Media revenues	14.1%	13.6%			14.8%	12.4%

        The decrease in Content & Media technology and development expenses for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was due to a decrease in personnel- and overhead-related costs.

        The increase in Content & Media technology and development expenses for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was the result of an increase in personnel- and overhead-related costs primarily due to the acquisition of schoolFeed in June 2012.

Content & Media General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Content & Media general and administrative	$1,881	$4,897	$(3,016)	(62)%	$12,211	$15,363	$(3,152)	(21)%
Content & Media general and administrative expenses as a percentage of Content & Media revenues	5.8%	13.4%			12.5%	13.5%

        The decrease in Content & Media general and administrative expenses for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was due to a $2.8 million insurance reimbursement received in the quarter ended September 30, 2013 related to a legal settlement and a $0.3 million decrease in professional services and consulting fees. These decreases were partially offset by a $0.2 million increase in bad debt expense.

        The decrease in Content & Media general and administrative expenses for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was due to a $2.8 million insurance reimbursement received in the nine months ended September 30, 2013 related to a legal settlement, an $0.8 million decrease in personnel- and overhead-related costs, and a $0.5 million decrease in transaction-related costs. These decreases were partially offset by a $0.7 million increase in reserves for legal settlements and a $0.5 million increase in bad debt expense.

Content & Media Contingent Consideration—Fair Value Adjustment

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Content & Media contingent consideration—fair value adjustment	$—	$(1,387)	$1,387	(100)%	$(5,124)	$(1,387)	$(3,737)		*

*
Not meaningful

        Content & Media contingent consideration—fair value adjustment for the quarter and nine months ended September 30, 2012 was comprised of a $2.0 million decrease in the estimated fair value of contingent consideration, partially offset by $0.6 million of interest expense related to such contingent consideration.

        Content & Media contingent consideration—fair value adjustment for the nine months ended September 30, 2013 was comprised of a $5.7 million decrease in the estimated fair value of contingent consideration, partially offset by $0.5 million of interest expense related to such contingent consideration. During the quarter ended March 31, 2013, Facebook restricted certain functionality of the schoolFeed app, which limited schoolFeed's ability to use the Facebook service to contact users who are not registered members of schoolFeed. In May 2013, Facebook discontinued the schoolFeed app's access to the Facebook service, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app.

Content & Media Restructuring and Other Exit Costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Content & Media restructuring and other exit costs	$276	$—	$276	N/A	$2,503	$(91)	$2,594		*

*
Not meaningful

        Content & Media restructuring and other exit costs for the quarter months ended September 30, 2013 included $0.3 million of employee termination costs.

        Content & Media restructuring and other exit costs for the nine months ended September 30, 2013 included $2.3 million of employee termination costs and $0.2 million of contract termination costs. These restructuring and other exit costs were a result of management's initiative to improve the operational effectiveness and efficiency of the Content & Media segment, as well as segment profitability. At September 30, 2013, accrued restructuring and other exit costs totaled $0.5 million, which will be paid over the next 12 months.

Content & Media Impairment of Goodwill, Intangible Assets and Long-Lived Assets

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Content & Media impairment of goodwill, intangible assets and long-lived assets	$50,221	$—	$50,221	N/A	$50,221	$—	$50,221	N/A

        A goodwill impairment charge totaling $50.2 million was recorded in the quarter ended September 30, 2013 due to a material reduction in the fair value of the Classmates reporting unit. See "Critical Accounting Policies, Estimates and Assumptions—Impairment of Goodwill" for additional information.

Communications Segment Results

Communications Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages and ARPU)
Products	$778	$686	$92	13%	$2,730	$1,919	$811	42%
Services	16,706	18,882	(2,176)	(12)%	51,861	59,895	(8,034)	(13)%
Advertising	6,870	5,635	1,235	22%	19,338	16,959	2,379	14%

Total Communications Revenues	$24,354	$25,203	$(849)	(3)%	$73,929	$78,773	$(4,844)	(6)%

ARPU	$9.41	$8.97	$0.44	5%	$9.31	$8.93	$0.38	4%
Average number of dial-up Internet access pay accounts	292	394	(102)	(26)%	315	433	(118)	(27)%

        The decrease in Communications services revenues for the quarter ended September 30, 2013, compared to quarter ended September 30, 2012, was primarily due to a 26% decrease in our average number of dial-up Internet access pay accounts, partially offset by a 5% increase in ARPU and growth in mobile broadband pay accounts. The increase in ARPU was attributable to a higher percentage of mobile broadband pay accounts, which have higher ARPUs, and to an increase in ARPU for such accounts. The increase in Communications advertising revenues was due to higher advertising rates driven by optimization of advertising inventory and stronger market demand.

        The decrease in Communications services revenues for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to a 27% decrease in our average number of dial-up Internet access pay accounts, partially offset by a 4% increase in ARPU and growth in mobile broadband pay accounts. The increase in ARPU was attributable to a higher percentage of mobile broadband pay accounts, which have higher ARPUs. The decrease in Communications services revenues was partially offset by a $2.4 million increase in Communications advertising revenues due to higher advertising rates driven by optimization of advertising inventory and stronger market demand and an $0.8 million increase in Communications products revenues from the sale of mobile broadband devices and the related shipping and handling fees, the sale of which commenced at the end of the first quarter of 2012.

Communications Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Communications cost of revenues	$8,139	$7,821	$318	4%	$24,925	$23,763	$1,162	5%
Communications cost of revenues as a percentage of Communications revenues	33.4%	31.0%			33.7%	30.2%

        The increase in Communications cost of revenues for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was due to a $1.7 million increase in costs associated with our mobile broadband service due to an increase in the number of pay accounts. This increase was partially offset by a $0.9 million decrease in costs associated with our DSL service and a $0.5 million decrease in telecommunications, customer support and billing-related costs for our dial-up Internet access services.

        The increase in Communications cost of revenues for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was due to a $5.3 million increase in costs associated with our mobile broadband service, which was launched at the end of the first quarter of 2012. This increase was partially offset by a $2.1 million decrease in costs associated with our DSL service, a $1.3 million decrease in telecommunications, customer support and billing-related costs, a $0.6 million decrease in costs associated with our email, Internet security and web hosting services, and a $0.2 million decrease in personnel- and overhead-related costs.

Communications Sales and Marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Communications sales and marketing	$3,641	$4,299	$(658)	(15)%	$12,146	$13,723	$(1,577)	(11)%
Communications sales and marketing expenses as a percentage of Communications revenues	15.0%	17.1%			16.4%	17.4%

        The decrease in Communications sales and marketing expenses for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was primarily due to a $0.4 million decrease in marketing costs associated with the promotion of our mobile broadband service and a $0.3 million decrease in advertising, promotion and distribution costs primarily related to our dial-up Internet access services.

        The decrease in Communications sales and marketing expenses for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was due to a $0.9 million decrease in advertising, promotion and distribution costs primarily related to our dial-up Internet access services and an $0.8 million decrease in marketing costs associated with the promotion of our mobile broadband service.

Communications Technology and Development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Communications technology and development	$2,079	$1,672	$407	24%	$5,964	$5,492	$472	9%
Communications technology and development expenses as a percentage of Communications revenues	8.5%	6.6%			8.1%	7.0%

        The increases in Communications technology and development expenses for the quarter and nine months ended September 30, 2013, compared to the quarter and nine months ended September 30, 2012, were due to increases in personnel- and overhead-related costs.

Communications General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Communications general and administrative	$2,377	$2,641	$(264)	(10)%	$7,858	$8,102	$(244)	(3)%
Communications general and administrative expenses as a percentage of Communications revenues	9.8%	10.5%			10.6%	10.3%

        The decrease in Communications general and administrative expenses for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was primarily due to a decrease in personnel- and overhead-related costs.

        The decrease in Communications general and administrative expenses for nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was due to a $0.3 million decrease in personnel- and overhead-related costs and a $0.2 million decrease in bad debt expense, partially offset by a $0.3 million increase in professional services and consulting fees.

Communications Restructuring and Other Exit Costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$—	$—	$—	N/A	$—	$(8)	$8	(100)%

Unallocated Corporate Expenses

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentages)
Unallocated corporate expenses	$7,685	$7,897	$(212)	(3)%	$21,659	$20,513	$1,146	6%

        The decrease in unallocated corporate expenses, excluding depreciation, amortization of intangible assets and restructuring and other exit costs, for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, was primarily due to a $0.6 million decrease in costs associated with the FTD Spin-Off Transaction, the exploration of strategic alternatives for our other businesses and potential monetization opportunities for our portfolio of patents and patent applications, partially offset by a $0.5 million increase in personnel- and overhead-related costs.

        The increase in unallocated corporate expenses, excluding depreciation, amortization of intangible assets and restructuring and other exit costs, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to a $1.1 million increase in costs associated with the FTD Spin-Off Transaction, the exploration of strategic alternatives for our other businesses and potential monetization opportunities for our portfolio of patents and patent applications and a $1.0 million increase in personnel- and overhead-related costs primarily due to an increase in executive search placement fees, partially offset by a $1.0 million decrease in professional services and consulting fees.

Liquidity and Capital Resources

        In connection with the FTD acquisition in August 2008, UNOLA Corp., which was then an indirect wholly-owned subsidiary of United Online, Inc., and which subsequently merged into FTD Group, Inc., entered into a $425 million senior secured credit agreement with Wells Fargo Bank, National Association, as Administrative Agent (the "2008 Credit Agreement"), consisting of (i) a term loan A facility of $75 million, (ii) a term loan B facility of $300 million, and (iii) a revolving credit facility of up to $50 million. On June 10, 2011, FTD Group, Inc. entered into a new credit agreement (the "2011 Credit Agreement") with Wells Fargo Bank, National Association, as Administrative Agent for the lenders, to refinance the 2008 Credit Agreement. The 2011 Credit Agreement provided FTD Group, Inc. with a $315 million senior secured credit facility consisting of (i) a $265 million seven-year term loan and (ii) a $50 million five-year revolving credit facility, and certain other financial accommodations, including letters of credit.

        On June 10, 2011, FTD Group, Inc. repaid in full all outstanding indebtedness under the 2008 Credit Agreement. No penalties were paid in connection with such repayment. The repayment of obligations under the 2008 Credit Agreement was financed with the proceeds of the $265 million of term loan borrowings under the 2011 Credit Agreement and FTD's available cash.

        On July 17, 2013, FTD Companies, Inc. entered into a new credit agreement (the "Credit Agreement") by and among FTD Companies, Inc., Interflora British Unit, the material wholly-owned domestic subsidiaries of FTD Companies, Inc. party thereto as guarantors, the financial institutions party thereto from time to time, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as joint lead arrangers and book managers, and Bank of America, N.A., as administrative agent for the lenders, to refinance the 2011 Credit Agreement. On July 17, 2013, FTD Companies, Inc. drew $220 million of the new $350 million revolving credit facility (the "Revolving Credit Facility") and used approximately $19 million of its existing cash balance to repay in full all outstanding indebtedness under the 2011 Credit Agreement and the fees and expenses related to the Credit Agreement.

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

        The interest rates set forth in the Credit Agreement are either a base rate plus a margin ranging from 0.50% per annum to 1.25% per annum, or LIBOR plus a margin ranging from 1.50% to 2.25% per annum, calculated according to the net leverage ratio of FTD Companies, Inc. and its subsidiaries. The initial base rate margin is 0.75% per annum and the initial LIBOR margin is 1.75% per annum. In addition, FTD Companies, Inc. will pay a commitment fee ranging from 0.20% to 0.35% per annum on the unused portion of the Revolving Credit Facility. The Credit Agreement contains customary representations and warranties, events of default, affirmative covenants and negative covenants, that, among other things, require FTD Companies, Inc. and its subsidiaries to maintain compliance with a maximum net leverage ratio and a minimum interest coverage ratio, and impose restrictions and limitations on, among other things, investments, dividends, and asset sales, and FTD Companies, Inc.'s and its subsidiaries' ability to incur additional indebtedness and liens. FTD Companies, Inc. was in compliance with all covenants under the Credit Agreement at September 30, 2013.

        Under the terms of the Credit Agreement, FTD Companies, Inc., is generally restricted from transferring funds to United Online, Inc., with certain exceptions prior to the FTD Spin-Off Transaction in connection with the reimbursement of certain expenses. These restrictions resulted in restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of FTD Companies, Inc. and its subsidiaries totaling $283.7 million, including cash of $28.3 million, at September 30, 2013.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

        Our total cash and cash equivalents balance decreased by $35.7 million, or 26%, to $100.8 million at September 30, 2013, compared to $136.4 million at December 31, 2012. Our summary cash flows for the periods presented were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$39,772	$43,453
Net cash used for investing activities	$(15,094)	$(25,951)
Net cash used for financing activities	$(59,762)	$(46,199)

        Net cash provided by operating activities decreased by $3.7 million, or 8%. Net cash provided by operating activities is driven by our net income (loss) adjusted for non-cash items and changes in working capital, including, but not limited to, depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, and deferred taxes. The decrease in net cash provided by operating activities was due to a $56.3 million decrease in net income (loss). This decrease was partially offset by a $36.5 million increase in non-cash items primarily related to a $50.2 million impairment of goodwill charge and a $2.3 million loss on extinguishment of debt, partially offset by a $12.1 million decrease in deferred taxes and a $3.7 million decrease in contingent consideration resulting from the fair value adjustment. The decrease in net cash provided by operating activities was also impacted by a $16.1 million favorable change in working capital. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities decreased by $10.9 million, or 42%. The decrease was primarily due to $11.4 million of cash paid for the acquisitions of schoolFeed and the Gifts Division of Flying Brands Limited during the nine months ended September 30, 2012 and an $0.8 million decrease in purchases of rights, content and intellectual property. These decreases were partially offset by a $1.0 million increase in purchases of property and equipment.

        Capital expenditures for the nine months ended September 30, 2013 totaled $14.2 million. At September 30, 2013 and December 31, 2012, we had $1.6 million and $3.0 million, respectively, of property and equipment that was not yet paid for and was included in accounts payable and other liabilities in the consolidated balance sheets. We currently anticipate that our total capital expenditures for 2013, excluding capital expenditures of FTD Companies, Inc. and its subsidiaries, will be in the range of $10 million to $12 million, which includes $1.8 million of purchases on account at December 31, 2012. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities increased by $13.6 million, or 29%. In July 2013, FTD Companies, Inc. drew $220 million under the Credit Agreement and paid $2.9 million of debt issuance costs. In the nine months ended September 30, 2013, FTD Companies, Inc. repaid $246.0 million on the outstanding balance under the 2011 Credit Agreement, compared to payments totaling $17.7 million in the nine months ended September 30, 2012. In the nine months ended September 30, 2013, we paid $3.4 million for contingent consideration related to the acquisition of schoolFeed. The increase in net cash used for financing activities was also due to a $1.1 million increase in repurchases of common stock and a $0.7 million increase in payments of dividends and dividend equivalents. These increases were partially offset by a $2.7 million increase in proceeds from exercises of stock options.

        The payment of dividends and dividend equivalents is a cash outflow from financing activities. In January, April and July 2013, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock. The dividends were paid on February 28, 2013, May 31, 2013 and August 30, 2013 and totaled $9.4 million, $9.7 million and $9.7 million, respectively, including dividend equivalents paid on nonvested restricted stock units. The payment of future dividends is discretionary and is subject to determination by United Online, Inc.'s Board of Directors each quarter following its review of our financial performance and other factors.

        On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency. We recorded $2.5 million of restructuring and other exit costs in the nine months ended September 30, 2013 in our Content & Media segment, which consisted of $2.3 million of employee termination costs, as well as $0.2 million of contract termination costs. During the nine months ended September 30, 2013, we paid $2.1 million of restructuring and other exit costs. At September 30, 2013, accrued restructuring and other exit costs totaled $0.5 million, which will be paid over the next 12 months.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From August 2001 through December 31, 2010, we repurchased a total of $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013 and in September 2013, the

Board of Directors further extended the Program through December 31, 2014. We did not make any repurchases under the Program during the year ended December 31, 2012 or the nine months ended September 30, 2013 and, at September 30, 2013, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units we grant to employees. In general, we currently do not collect the minimum statutory employee withholding taxes from employees upon vesting of restricted stock units. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due. We then pay the minimum statutory withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the nine months ended September 30, 2013 and 2012 were $3.4 million and $2.3 million, respectively, for which we withheld 0.5 million and 0.4 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting during the period. In August 2013, we paid a $3.4 million contingent consideration payment for the earnout period ended June 30, 2013 related to the schoolFeed acquisition. We do not expect any contingent consideration will be earned for the earnout periods ending June 30, 2014 and 2015.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least for the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, both contractual payments and optional prepayments on the outstanding balance under the Credit Agreement; dividend payments, if declared by United Online, Inc.'s Board of Directors; the development and/or acquisition of other services, businesses or technologies; the repurchase of our common stock underlying restricted stock units to pay the minimum statutory employee withholding taxes due on vested restricted stock units; the repurchase of our common stock under the Program; future capital expenditures; and future acquisitions of intangible assets, including rights, content and intellectual property. At September 30, 2013, the remaining borrowing capacity under the Credit Agreement was $128.6 million.

        If we complete the FTD Spin-Off Transaction, we will be a substantially smaller company than we were prior to the FTD Spin-Off Transaction, and we anticipate that our consolidated cash flows will be substantially lower when compared to periods prior to the FTD Spin-Off Transaction.

        On April 30, 2013, Mark R. Goldston, Chairman, President and Chief Executive Officer of United Online, announced that, subject to the completion of the FTD Spin-Off Transaction, he would resign as a director and officer of United Online immediately thereafter. Under the terms of Mr. Goldston's employment agreement, the FTD Spin-Off Transaction would constitute a change in control of United Online. His resignation following the FTD Spin-Off Transaction would constitute an involuntary termination for purposes of his employment agreement due to there having been a material decrease in his authorities, duties and responsibilities following a change in control. As a result, effective upon such resignation, and subject to the terms and conditions of his employment agreement, Mr. Goldston would be entitled to the severance and other benefits described in his employment agreement in connection with an involuntary termination, including an estimated cash severance payment totaling approximately $7.2 million (assuming a November 1, 2013 termination date), as well as full and accelerated vesting of Mr. Goldston's outstanding nonvested restricted stock units and unvested stock options. Mr. Goldston's employment agreement has previously been filed with the SEC.

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

Contractual Obligations

        Contractual obligations at September 30, 2013 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Debt, including interest and fees	$255,972	$4,981	$13,447	$237,544	$—
Member redemption liability	20,996	14,781	6,215	—	—
Noncancelable operating leases	19,345	9,702	6,818	2,825	—
Purchase obligations	16,100	13,615	2,485	—	—
Other liabilities	9,994	9,050	310	202	432

Total	$322,407	$52,129	$29,275	$240,571	$432

        At September 30, 2013, we had liabilities for uncertain tax positions totaling $14.2 million, of which $7.9 million was included in other liabilities in the contractual obligations table above and, at September 30, 2013, was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

        Commitments under letters of credit at September 30, 2013 were scheduled to expire as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Letters of credit	$1,530	$1,368	$—	$162	$—

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

Off-Balance Sheet Arrangements

        At September 30, 2013, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K) that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

        Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists—In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in ASC 740, Income Taxes. The amendments in this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are currently assessing the impact of this update on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        We are exposed to interest rate risk on our cash and cash equivalents and the outstanding balance under the Credit Agreement. The interest rate set forth in the Credit Agreement is either a base rate plus a margin ranging from 0.50% per annum to 1.25% per annum, or LIBOR plus a margin ranging from 1.50% per annum to 2.25% per annum, calculated according to FTD's net leverage ratio. In March 2012, the Company entered into forward starting interest rate cap instruments based on 3-month LIBOR that are effective from January 2015 to June 2018 and have aggregated notional values totaling $130 million. The interest rate cap instruments are designated as cash flow hedges against expected future cash flows attributable to future 3-month LIBOR interest payments on outstanding borrowings. The gains or losses on the instruments are reported in other comprehensive income to the extent that they are effective and will be reclassified into earnings when the expected future cash flows, beginning in January 2015 through June 2018 and attributable to future 3-month LIBOR interest payments, are recognized in earnings. A 100 basis point increase in LIBOR rates would result in an estimated annual increase in our interest expense related to the outstanding debt under the Credit Agreement of approximately $2.2 million.

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

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At September 30, 2013, the notional value of open forward foreign currency exchange contracts accounted for as cash flow hedges totaled $2.2 million. We had no open forward foreign currency exchange contracts accounted for as net investment hedges at September 30, 2013.

        Periodically, we enter into forward foreign currency exchange contracts which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At September 30, 2013, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $2.3 million. We may, in the future, also use other derivative financial instruments, if it is determined that such hedging activities are appropriate to reduce risk.

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

ITEM 1A.    RISK FACTORS

        The risk factors set forth below are substantially the same as those included in our Annual Report on Form 10 K for the year ended December 31, 2012, as updated in our Quarterly Report on Form 10 Q for the quarter ended June 30, 2013, with the exception of modifications to the risk factors under "Risks Relating to the FTD Spin-Off Transaction.

RISKS RELATING TO THE FTD SPIN-OFF TRANSACTION

There are a number of risks associated with the FTD Spin-Off Transaction and they may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        On October 1, 2013, United Online, Inc. announced that its Board of Directors had approved the FTD Spin-Off Transaction, which is expected to be completed on November 1, 2013. There are a number of risks associated with the FTD Spin-Off Transaction, including, without limitation, the following:

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

  •
  Following the consummation of the FTD Spin-Off Transaction, each of the newly separated, publicly-traded companies will be smaller and less diversified, as compared to the Company today.

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

  •
  There can be no assurance that the FTD Spin-Off Transaction will be completed in the contemplated manner or timeframe, or at all. If the FTD Spin-Off Transaction is not completed in the contemplated manner or timeframe or not completed at all, among other things, the price of United Online, Inc.'s stock may decline.

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

        United Online, Inc. has received a private letter ruling from the IRS, substantially to the effect that, for U.S. federal income tax purposes, the FTD Spin-Off Transaction will qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended. In addition, prior to the consummation of the FTD Spin-Off Transaction, United Online, Inc. expects to receive a legal opinion, substantially to the effect that the FTD Spin-Off Transaction so qualifies. The IRS ruling and the tax opinion will rely on certain facts, assumptions and undertakings, and certain representations from United Online, Inc. and FTD, regarding the past and future conduct of both respective businesses and other matters, and the tax opinion will rely on the IRS ruling. Notwithstanding the IRS ruling and the tax opinion, the IRS could determine that the FTD Spin-Off Transaction should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings is not correct, or that the FTD Spin-Off Transaction should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the tax opinion that are not covered by the IRS ruling.

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

        We have expended, and may continue to expend, significant resources in developing, integrating and implementing new business initiatives, products, services, features, applications, and functionality, such as those related to our mobile broadband service and our high school yearbook initiatives related to the Classmates website. Such development, integration and implementation involve a number of uncertainties, including unanticipated delays and expenses and technological problems. New business initiatives, products, services, features, applications, or functionality also may not be accepted by consumers or commercially successful. We cannot assure you that we will be successful in such development, integration and implementation efforts, including those related to our mobile broadband service or our high school yearbook initiatives, or that any new business initiatives, products, services, features, applications, or functionality will be accepted by consumers or commercially successful. For example, the schoolFeed app was a source of new free members and significant user-generated content for our Classmates business. However, in May 2013, Facebook discontinued the schoolFeed app's access to the Facebook service, which has resulted in the termination of new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app. These changes have resulted in a decline in the number of active accounts for our online nostalgia services. If our development, integration and implementation efforts are not successful, or such new business initiatives, products, services, features, applications, or functionality are not accepted by consumers or commercially successful, our key metrics and financial results could be materially and adversely impacted.

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

        The systems underlying the operations of each of our business segments are complex and diverse, and must efficiently integrate with third-party systems, such as credit card processors. Key systems include, without limitation, order transmission, fulfillment and processing, including the system for transmitting orders through the floral network; billing; website and database management; customer support; telecommunications network management; advertisement serving and management systems; and internal financial systems. Some of these systems, such as customer support for our Content & Media and Communications segments, are outsourced to third parties, and other systems, such as Interflora's order transmission, fulfillment and billing system and FTD's customer service telephone system, are not redundant. In addition, some of our backup systems have never been operated as a primary system. We have experienced systems problems in the past, and we or these third parties may experience problems in the future. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions. The continued and uninterrupted performance of our key systems is critical to our success. Unanticipated problems affecting these systems could cause interruptions in our services. In addition, if our third-party vendors face financial or other difficulties, our business could be adversely impacted. Any significant errors, damage, failures, interruptions, delays, or other problems with our systems, our backup systems or our third-party vendors or their systems could adversely impact our ability to satisfy our customers or operate our websites, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We will have a new president and chief executive officer as of November 5, 2013 and any failure or delay in successfully transitioning duties and responsibilities could have a negative impact on our business.

        On April 30, 2013, Mark R. Goldston, our chairman, president and chief executive officer, announced that, subject to completion of the FTD Spin-Off Transaction, he would resign as a director and officer of United Online, Inc. immediately thereafter. On October 3, 2013, we announced that Francis Lobo will be the new president and chief executive officer of United Online, Inc. and a member of its Board of Directors as of November 5, 2013. Any failure or delays in the transition of duties and responsibilities to Mr. Lobo could have a negative impact on our business.

Our ability to operate our business could be seriously harmed if we lose members of our senior management team or other key employees or we are not able to attract qualified new personnel.

        Our business is largely dependent on the efforts and abilities of our senior management and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time, including prior to or in connection with the completion of the FTD Spin-Off Transaction. The loss of any of our key officers or other employees or our inability to attract or retain qualified employees could seriously harm our business and prospects. We do not carry key-person life insurance on any of our employees.

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

        We have capitalized goodwill and identifiable intangible assets in connection with our acquisitions and certain business initiatives such as the content archives on the Classmates website. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill or any such assets might be permanently impaired. If our acquisitions or business initiatives are not commercially successful or, if due to economic or other conditions, our assumptions regarding the performance of our businesses or business initiatives are not achieved, we would likely be required to record impairment charges which would negatively impact our financial condition and results of operations. We have experienced impairment charges in the past, including a $50.2 million goodwill impairment charge in the quarter ended September 30, 2013 with respect to our Classmates reporting unit. Given the current economic environment and the uncertainties regarding the impact on our businesses, there can be no assurance that our estimates and assumptions regarding the duration of the challenging economic conditions, or the period or strength of recovery, made for purposes of our goodwill and identifiable intangible assets impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or growth rates of certain reporting units or other factors are not achieved or are revised downward, we may be required to record additional impairment charges in future periods. In addition, from time to time, we record tangible or intangible assets on our balance sheet that, due to changes in value or in our strategy, may have to be expensed in future periods. Write-downs or impairments of assets, whether tangible or intangible, could adversely and materially impact our financial condition and results of operations.

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

        The market price of our common stock has fluctuated significantly and it may continue to be volatile with extreme trading volume fluctuations. Since the announcement of the FTD Spin-Off Transaction, the market price of our common stock has increased significantly. After we complete the FTD Spin-Off Transaction, we will be a substantially smaller company than we were prior to the FTD Spin-Off Transaction, and we cannot predict the prices at which our common stock may trade after the FTD Spin-Off Transaction. In addition, we will effect a reverse stock split of our common stock immediately prior to the completion of the FTD Spin-Off Transaction, and we cannot predict the prices at which our common stock may trade as a result of a reverse stock split. The Nasdaq Global Select Market also has experienced substantial price and trading volume fluctuations. The broad market and industry factors that influence or affect such fluctuations may harm the market price of our common stock, regardless of our actual operating performance. As a result of these or other reasons, we have experienced and may continue to experience significant volatility in the market price of our common stock.

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

        Pay accounts are critical to our business model. Only a small percentage of users visiting our websites or initially registering for our online nostalgia services sign up for a paid subscription at the time of registration. As a result, our ability to generate subscription revenues is highly dependent on our ability to attract visitors to our websites, register them as free members, encourage them to return to our websites, and convince them to become pay accounts in order to access the pay features of our websites. In addition, changes to our registration or renewal processes, such as the changes required for our international online nostalgia services to implement the Single Euro Payments Area (or SEPA) initiative, could adversely affect our churn rate.

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

        We compete with numerous providers of broadband, mobile broadband and DSL services, as well as other dial-up Internet access providers. Our principal competitors for our mobile broadband and DSL services include, among others, local exchange carriers such as AT&T and Verizon, wireless and satellite service providers, and cable service providers. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. Many broadband providers, including cable companies and local exchange carriers, bundle their offerings with telephone, entertainment or other services, which may result in lower prices than standalone services. In addition, there are a number of mobile virtual network operators, some of which focus on pricing as their main selling point. Certain portions of the U.S., primarily rural areas, currently have limited or no access to broadband services. However, the U.S. government has indicated its intention to facilitate the provision of broadband services to such rural areas. Such expansion of the availability of broadband services will increase the competition for Internet access subscribers in such areas and will likely adversely affect our business. In addition to competition from broadband, mobile broadband and DSL providers, competition among dial-up Internet access service providers is intense and neither our pricing nor our features provides us with a significant competitive advantage, if any, over certain of our dial-up Internet access competitors. We expect that competition, particularly with respect to price, for broadband, mobile broadband and DSL services, as well as dial-up Internet access services, will continue. We also expect that our dial-up Internet access subscriber base will continue to decrease, potentially at an increasing rate, and that our DSL services will not experience significant growth.

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

        We started offering a mobile broadband service under the NetZero brand in 2012. However, this service may not be accepted by consumers or commercially successful, especially given its dependence on Clearwire's limited coverage areas. We have been testing various marketing initiatives, including offering discounts on our devices, but there are no assurances that such initiatives will increase the number of accounts. The free version of the service is limited to a one-year term and these accounts are automatically terminated upon the expiration of the one-year service term if they do not upgrade to one of the paid subscription plans. There are no assurances that we will be successful in upgrading these accounts before they terminate. Some of our prospective competitors have longer operating histories, greater name and brand recognition, larger user bases, wider coverage areas, and significantly greater financial, technical, sales, and marketing resources than we do. In July 2013, we entered into an agreement with a third-party provider of nationwide wholesale mobile broadband service to expand the coverage area of our NetZero Mobile Broadband service, which we expect to launch in the first quarter of 2014. However, the integration and implementation of this service involves a number of uncertainties, including unanticipated delays and expenses and technological problems. We cannot assure you that we will launch on this new network in the expected timeframe and as anticipated, that we will be successful in growing the number of accounts in our mobile broadband service as planned, or that the service will be commercially successful. The failure to launch on this new network in the expected timeframe and as anticipated, to grow the number of accounts as planned, or the service's failure to be commercially successful, could materially and adversely impact our business, financial condition, results of operations, and cash flows.

Our Internet access business is dependent on the availability of telecommunications services and compatibility with third-party systems and products.

        Our Internet access business substantially depends on the availability, capacity, affordability, reliability, and security of our telecommunications networks. Only a limited number of telecommunications providers offer the network and data services we currently require, and we purchase most of our telecommunications services from a few providers. In addition, currently, our mobile broadband service is entirely dependent upon services acquired from Clearwire, is subject to its limited coverage areas and the related devices can be used on the Clearwire service only. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, some telecommunications providers may cease to offer network services for certain less populated areas, which would reduce the number of providers from which we may purchase services and may entirely eliminate our ability to purchase services for certain areas. If we are unable to maintain, renew or obtain new agreements with telecommunications providers, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (b) Not applicable

(c)   Repurchases

        United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allowed us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors through December 31, 2009. From time to time, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. In April 2004, the Board of Directors authorized us to purchase up to an additional $100 million of our common stock under the Program, bringing the total amount authorized under the Program to $200 million. In December 2009, the Board of Directors again further extended the Program through December 31, 2010. From August 2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013, and in September 2013, the Board of Directors further extended the Program through December 31, 2014. There were no repurchases under the Program during the year ended December 31, 2012 or the nine months ended

September 30, 2013 and, at September 30, 2013, the authorization remaining under the Program was $80.0 million.

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

        Common stock repurchases during the quarter ended September 30, 2013 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
July 1 - July 31, 2013	—	$—	—	$80,000
August 1 - August 31, 2013	2	$7.93	—	$80,000
September 1 - September 30, 2013	—	$—	—	$80,000

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

Date: October 31, 2013	UNITED ONLINE, INC. (Registrant)
	By:	/s/ NEIL P. EDWARDS Neil P. Edwards Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		10-K	000-33367	3/1/2007
3.2	Amended and Restated Bylaws		10-K	000-33367	3/1/2007
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	10/31/2013
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		000-33367	10/31/2013
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	10/31/2013
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		000-33367	10/31/2013
101.INS	XBRL Instance Document	X		000-33367	10/31/2013
101.SCH	XBRL Taxonomy Extension Schema Document	X		000-33367	10/31/2013
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X		000-33367	10/31/2013
101.LAB	XBRL Taxonomy Label Linkbase Document	X		000-33367	10/31/2013
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X		000-33367	10/31/2013
101.DEF	XBRL Taxonomy Extension Definition Document	X		000-33367	10/31/2013