Form 10-K
period 2013-12-31
UNITED ONLINE INC
filed 2014-03-13
CIK 1142701

Use these links to rapidly review the document

PART IV
UNITED ONLINE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-33367

UNITED ONLINE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0575839 (I.R.S. Employer Identification No.)
21301 Burbank Boulevard Woodland Hills, California (Address of principal executive office)	91367 (Zip Code)

(818) 287-3000
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes ☐    No ☒

         At June 30, 2013, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the last reported sales price of the Registrant's common stock on such date reported by The Nasdaq Global Select Market, was $671,313,756 (calculated by excluding shares directly or indirectly held by directors and officers).

         At March 7, 2014, there were 14,037,235 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive proxy statement relating to the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's fiscal year ended December 31, 2013.

UNITED ONLINE, INC.

INDEX TO FORM 10-K

For the Year Ended December 31, 2013

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; the Company's strategies; the expected benefits of the separation of the Company and FTD Companies, Inc. into separate, publicly-traded companies and the Company's pursuit of long-term growth initiatives; future financial performance and results; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our services and products; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Annual Report on Form 10-K and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.    BUSINESS

Overview

        United Online, through its operating subsidiaries, provides consumer services and products over the Internet under a number of brands, including Classmates, StayFriends, Trombi, MyPoints, NetZero, and Juno.

        United Online, Inc. is a Delaware corporation, headquartered in Woodland Hills, California, that commenced operations in 2001 following the merger of dial-up Internet access providers NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno"). In 2004, we acquired Classmates Online, Inc. (whose name was changed to Classmates, Inc. in December 2013, "Classmates"), a provider of social networking services, and in 2006, we acquired MyPoints.com, Inc. ("MyPoints"), a provider of a loyalty marketing service. In 2008, we acquired FTD Group, Inc. (together with its subsidiaries and its parent, FTD Companies, Inc., "FTD"), a provider of floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services under the FTD and Interflora brands. In June 2012, we acquired schoolFeed, Inc. ("schoolFeed"), an online high school social network that enables members to reconnect and interact with their former classmates.

        On November 1, 2013, United Online, Inc. consummated the separation of FTD Companies, Inc. (together with its subsidiaries, "FTD") from United Online, Inc. through a tax-free distribution of all FTD Companies, Inc. common stock held by United Online, Inc. to United Online, Inc.'s stockholders (the "FTD Spin-Off Transaction"). On October 31, 2013, immediately prior to the completion of the FTD Spin-Off Transaction, United Online, Inc. implemented a one-for-seven reverse stock split of shares of United Online, Inc. common stock. Accordingly, the results of operations, financial condition and cash flows of FTD have been presented as discontinued operations for all periods presented. Further, except as noted, all United Online, Inc. common stock share information and related per share amounts have been adjusted to reflect the one-for-seven reverse stock split of shares of United Online, Inc. common stock.

        Prior to the completion of the FTD Spin-Off Transaction, United Online, Inc. and FTD Companies, Inc. entered into a Separation and Distribution Agreement, a Tax Sharing Agreement and an Employee Matters Agreement, each dated October 31, 2013, that govern the post-separation relationship. In addition, United Online, Inc. and FTD Companies, Inc. entered into a Transition Services Agreement, dated October 31, 2013, as amended January 2, 2014, under which United Online, Inc. agreed to provide FTD with various services on an interim, transitional basis, generally for a period of up to 12 months.

        We report our businesses in two reportable segments:

Segment	Services and Products
Content & Media	Social networking services and products and a loyalty marketing service
Communications	Internet access services and devices, including dial-up, mobile broadband, DSL, email, Internet security and web hosting services

        In 2013, the Content & Media segment and the Communications segment accounted for 57% and 43% of consolidated revenues, respectively. In both 2012 and 2011, the Content & Media segment and the Communications segment accounted for 59% and 41% of consolidated revenues, respectively.

        We generate revenues from three primary sources:

  •
  Services revenues.  Services revenues in our Content & Media and Communications segments are derived from selling subscriptions to consumers who are typically billed in advance for the entire subscription term.

  •
  Products revenues.  Products revenues in our Content & Media segment are derived from the sale of yearbook reprints and related shipping and handling fees. Products revenues in our Communications segment are derived from the sale of mobile broadband devices and the related shipping and handling fees.

  •
  Advertising and other revenues.  Advertising and other revenues are primarily derived from various advertising, marketing and media-related initiatives in our Content & Media and Communications segments.

Content & Media Segment

Social Networking Services

        Our Content & Media segment provides social networking services and products under the Classmates, StayFriends, and Trombi brands. We operate our social networking services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Our domestic and international social networking services comprise a large and diverse population of users, with approximately 100 million registered accounts at December 31, 2013. We also provide advertising opportunities to marketers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities across our various properties. Our social networking products primarily consist of yearbook reprints.

        Our Classmates website (www.classmates.com) primarily serves the U.S. and Canada. Over the years, Classmates members have contributed a substantial amount of distinct, relevant pieces of user-generated content, such as names, high school affiliations, biographies, interests, and photos. We believe our large membership base and the user-generated content posted on the Classmates website assist us in attracting new members and bringing existing members back to the website on a recurring basis. One content feature targeted at our large base of registered consumers age 35 and over, who joined Classmates to reconnect with important memories from their past, are our digitized versions of high school yearbooks. At December 31, 2013, we had approximately 235,000 digitized high school yearbooks available on the website, representing what we believe is the largest digitized yearbook collection available anywhere on the Internet. Visitors to the website can interact with yearbooks, which can facilitate new forms of social connections, such as sharing memorable content with friends and acquaintances or posting comments on the Classmates website or its Facebook page. In addition, members can tag photos directly in the digitized yearbook collection, search for individuals, and view an index of all members appearing in the yearbooks. Members and visitors may also purchase a copy of any yearbook available on the Classmates website. Seasonality has not had a material impact on our social networking revenues.

        Domestic.    Visitors to the Classmates website can experience a substantial amount of content free of charge. Members with free accounts can use our search feature to locate individuals in our database or in our collection of yearbooks; post information and view information posted by other members; tag yearbook photos; and organize reunions and engage in other reunion-related activities. To engage in the premium features, a member is required to purchase an All-Access Pass, which is generally available for terms ranging from three months to two years. Revenues from our Classmates website are derived primarily from the sale of these subscriptions and, to a lesser extent, from advertising fees and other transactions on our website, including the sale of yearbook reprints.

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

  •
  Ability to send emails through our Classmates website to other members and respond to email messages from any other member, regardless of whether the sender is a free member or a paying member.

        International.    In addition to our Classmates website, we operate five international websites that offer social networking services, primarily as a social networking platform to reconnect friends and acquaintances from high school. We operate StayFriends in Germany, Sweden, Austria, and Switzerland (www.stayfriends.de, www.stayfriends.se, www.stayfriends.at, and www.stayfriends.ch, respectively), and Trombi in France (www.trombi.com). Similar to the Classmates website, each international website includes free and pay memberships.

        Industry Background—The Internet continues to evolve and grow as a platform to enable, among other things, social interaction, consumer engagement, the sale of goods and services, and advertising. We believe that as people age, many develop a strong interest in reconnecting with people and events from their past.

        The number of Internet users age 35 and older is expected to increase from 124.9 million in 2012 to 138.8 million in 2016, according to 2012 forecasts by eMarketer, a market research firm. Community affiliations based on schools attended encompass a particularly large population of individuals. According to the U.S. Census Bureau, as of 2012, there were approximately 204 million high school graduates living in the U.S. and approximately 133 million people living in the U.S. who had attended college. We believe that the occurrence of class reunions among this large population frequently strengthens an individual's curiosity and nostalgic feelings about school memories, friends and acquaintances, and popular culture during such individual's years in high school and college.

        Our domestic Classmates service, which launched in 1995 as one of the first social networking services, is designed to assist members in finding friends and acquaintances primarily from high school. Consumers can register for free accounts or pay for premium accounts that give them access to more information. As the Internet has matured, a number of other platforms and services, such as Facebook and Google, have provided alternative means for individuals to find and interact with people from their past. Facebook, in particular, has become a dominant platform for finding and interacting with people online, including both past and present acquaintances. Our services continue to provide a platform for social networking activities and communications, especially related to the high school experience. We are also using the Facebook platform as an additional location for people to access our content and services.

        Competition—As consumers continue to spend more time and money online, the competition for their time and engagement has continued to intensify. Consumers have a great number of options for online content and entertainment, including, by way of example, games, websites offering news and current events, movies, television shows, videos, information about any and virtually every topic, and the opportunity to communicate, socialize and interact with acquaintances and others. Certain aspects of the value proposition of our social networking services compete with major social networking platforms such as Facebook, as well as Internet search engines such as Google. Many of our competitors offer their content and services free of charge. We believe the primary competitive factors are price, features, functionality, size and engagement of the user base, and quantity, quality and scope of the content. We believe we compete favorably with respect to certain of these areas, although many competitors have a significant advantage over us in certain other areas. For additional information, see "Risk Factors", which appears in Item 1A of this Annual Report on Form 10-K.

Loyalty Marketing

        Our Content & Media segment also offers a loyalty marketing service under the MyPoints brand. MyPoints connects advertisers with its members by allowing members to earn rewards points for engaging in online activities. MyPoints is a free service for consumers who register and provide certain identifying information to receive direct email marketing and other loyalty promotions. Members earn points for responding to email offers, shopping online at the MyPoints website (www.mypoints.com), taking market research companies' surveys, playing MyPoints branded online games, searching the Internet through a MyPoints branded toolbar, and engaging in other online activities. In addition to these online point earning opportunities, MyPoints also offers a credit card with opportunities to earn points through both online and offline shopping. Rewards points are redeemable primarily in the form of third-party gift cards or electronic codes, currently from approximately 90 merchants, including, among others, leading retailers, restaurants, online payment and prepaid credit card merchants, gas stations, games, airlines, hotels, and theaters. Gift cards are available for purchase on the MyPoints website.

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

        The advertising revenues generated from our loyalty marketing service revenues are classified as advertising and other revenues. Advertisers pay us primarily based on performance measures that include when our MyPoints emails are transmitted to members, when members respond to emails and when members complete online transactions. Advertising and other revenues also includes revenues generated from the sale of gift cards. Loyalty marketing advertising revenues and operating results tend to be higher in the quarter ending December 31 when compared to other quarters, though there can be no assurance that these seasonal trends will continue in the future.

        Industry Background—Online retail sales are expected to grow from $225.5 billion in 2012 to $434.2 billion by 2017, according to a 2013 forecast by eMarketer. In addition, spending for online advertising is expected to grow almost 14% annually over the next several years, reaching $66.6 billion and accounting for 31.4% of all advertising dollars by 2016, according to eMarketer. As advertisers seek methods to target, reach and retain online consumers, loyalty marketing presents an effective option.

        According to the 2013 Colloquy Loyalty Census, total loyalty memberships in the United States grew from 973 million in 2000 to over 2.6 billion in 2012. This confluence of growth in online shopping and advertising, and in loyalty memberships offers significant opportunities as our MyPoints loyalty marketing business is poised to realize its potential by exploiting current assets including: strong relationships with a variety of retailers and clients, a large and engaged member base, a variety of engagement activities to serve member needs and interests, and the ability to provide loyalty incentives to drive consumer action. Loyalty marketing programs are generally designed to reward consumers with points that accumulate based on their activities and which may be redeemed for cash, gift cards, or products and services from participating vendors. Some loyalty marketing programs use points as an incentive for members to opt in to receiving certain email offers or to update their personal interest profiles, which provide useful information that helps advertisers target consumers interested in purchasing the advertisers' products and services. While these programs have long been popular with airlines, credit card vendors, hotels, and retailers, in recent years, loyalty marketing programs have expanded into a comprehensive direct marketing and targeted advertising strategy for companies in a wide range of industries.

        Loyalty marketing programs and similar services enable advertisers to target consumers in ways that are generally impractical with traditional offline direct marketing channels. Loyalty marketing programs can also easily measure click-through rates on display advertising and response rates to email campaigns, providing rapid feedback for advertisers that can be used to identify potential customers and create new targeted offers. In addition, a loyalty marketing program that has attracted a large, responsive and loyal member base helps to improve returns on advertisers' marketing investments. Furthermore, advertisers may prefer to work with loyalty marketing programs that offer performance-based pricing, which helps advertisers achieve specific performance objectives within budget.

        Competition—The market for loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as loyalty marketing programs continue to grow in popularity and expand to mobile platforms. Our MyPoints loyalty marketing business faces competition for members from other online loyalty marketing programs, such as Ebates, as well as offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies. In addition, we also face competition for members from online providers of discounted offerings and coupons, such as Groupon and LivingSocial. We believe the primary competitive factors in the loyalty marketing industry are the number, type and popularity of the participating merchants, the attractiveness of the rewards offered, the number of points awarded for various actions, the ease and speed of earning rewards, and the ability to offer members a robust, user-friendly shopping experience. We believe that we compete favorably in certain of these areas, although some of our competitors have an advantage over us in some or all of these areas. For additional information, see "Risk Factors", which appears in Item 1A of this Annual Report on Form 10-K.

        For additional information regarding our Content & Media segment, see Note 2—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Communications Segment

        Our principal Communications pay service is dial-up Internet access, offered under the NetZero and Juno brands. We also offer mobile broadband, DSL, email, Internet security, web hosting services, and other services. In total, we had 553,000 Communications pay accounts at December 31, 2013, of which 346,000 were Internet access pay accounts and 207,000 were pay accounts subscribed to our other Communications services, including email, Internet security and web hosting services. The majority of our Communications revenues are derived from dial-up Internet access, DSL and other Communications services. In addition, our Communications services generate advertising revenues from search placements, display advertisements and online market research associated with our Internet access and email services.

        Internet Access Services.    Our Internet access services consist of dial-up, mobile broadband and, to a much lesser extent, DSL services. Our dial-up Internet access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up Internet access services include Internet access and an email account. In addition, we offer accelerated dial-up Internet access services which can significantly reduce the time required for certain web pages to load during Internet browsing when compared to our basic dial-up Internet access services. Our accelerated dial-up Internet access services are also bundled with additional benefits, including antivirus software and enhanced email storage, although we also offer each of these features and certain other value-added features as stand-alone pay services. Our dial-up Internet access services are available in more than 12,600 cities across the U.S. and Canada. We also generate revenues from the resale of telecommunications to third parties. Our Internet access services have typically experienced a higher rate of new member registrations during the quarter ending March 31 when compared to other quarters, though there can be no assurance that these seasonal trends will continue in the future.

        In 2012, we began offering our mobile broadband service as part of a wholesale agreement with Clearwire. In January 2014, we expanded the coverage area to include the Sprint 3G network. We offer consumers the option to access the service by purchasing either a NetZero USB modem to connect a single device such as a PC or a Mac® computer, or a NetZero personal hotspot that can connect up to eight Wi-Fi enabled devices simultaneously. NetZero USB modem and NetZero hotspot customers are able to connect to our mobile broadband service using a variety of devices, including a PC, Mac® computer, iPad® mobile digital device, and other tablets, netbooks and smartphones. Our mobile broadband service is generally available for use in the home, at the office or on the go by customers across the U.S.

        Industry Background—The U.S. market for consumer Internet access services has evolved significantly, primarily due to increased availability and consumer adoption of high-speed, or broadband, connections. As a result, the percentage of Americans who access the Internet via dial-up has declined each year since 2002, according to Pew Internet & American Life Project. We anticipate that such percentage will continue to decline.

        Broadband Internet access services are now available to most of the U.S. population at competitive prices, although market pricing varies based on the geographic region and speed of the broadband service, among other factors. Broadband continues to have a much lower penetration rate in rural areas when compared to urban and suburban areas and, according to an estimate released by the Federal Communications Commission in August 2012, 19 million Americans lack access to fixed broadband service, including 14.5 million Americans who lack access to the service in rural areas. Many broadband providers, including cable companies such as Comcast and local exchange carriers such as AT&T, market broadband Internet access offerings that are "bundled" with telephone, entertainment or other services, which generally results in lower prices than stand-alone services. At the same time, the maturity of the dial-up Internet access market has led the largest dial-up service providers in the U.S., including AOL, EarthLink, NetZero, and Juno, to significantly reduce marketing spending and operate their dial-up Internet access businesses primarily for profitability and cash flows.

        There are numerous dial-up Internet access providers in the U.S., although a small number of national providers account for a significant majority of the U.S. dial-up market. AOL, EarthLink and our Internet access businesses, NetZero and Juno, on a combined basis reported approximately 3.3 million dial-up Internet access pay accounts at December 31, 2013. As the industry has matured, the average tenure of dial-up Internet access pay accounts has increased significantly, which has generally resulted in a reduction in subscriber churn since longer tenured pay accounts, on average, exhibit greater retention characteristics than newer pay accounts.

        Competition—We compete with numerous providers of broadband services, as well as other dial-up Internet access providers. Our principal competitors for broadband services include, among others, local exchange carriers, wireless and satellite service providers, and cable service providers. These competitors include established providers such as AT&T, Verizon, Sprint and T-Mobile. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. We believe the primary competitive factors in the Internet access industry are speed, price, coverage area, scope of services, quality of service, and features. Our dial-up Internet access services do not compete favorably with broadband services with respect to certain of these factors, including, but not limited to, speed and, in certain cases, price. When compared to other dial-up Internet access services, we believe our dial-up Internet access services compete favorably. Our mobile broadband service and our DSL service compete favorably with other broadband services with respect to certain factors, although some of our competitors have an advantage over us with respect to certain other factors, such as price. For additional information, see "Risk Factors", which appears in Item 1A of this Annual Report on Form 10-K.

Technology

        Each of our services, including our social networking services, our loyalty marketing service, and our Internet access services operates on a separate and distinct technology platform. Each of our services is generally provided through a combination of internally-developed and third-party software, industry standard hardware and outsourced network services. We maintain the web properties that power these services. We also have developed software to enhance the functionality of certain components of our services, including connectivity, web services, billing, email, customer support, data analysis, customer loyalty applications, and targeted advertising. We maintain data centers in multiple locations in the U.S. and Europe. In many cases, we have redundant systems to provide high levels of service availability and connectivity. We host the majority of our data center services in outsourced, third-party co-location facilities and we outsource all of our bandwidth and managed modem services.

        We license from third parties a number of our software applications and components, including applications for our billing, customer support, advertising, and database systems, our client and server applications, and portions of our dial-up Internet access accelerator services. These licenses generally have terms ranging from a year to perpetual.

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

        Our customer relationship management and support infrastructure includes employees at our facilities in Woodland Hills, California; Hyderabad, India; Fort Lee, New Jersey; Seattle, Washington; and Schaumburg, Illinois. We also outsource to third parties substantially all of our telephone and email customer support for our Communications services, and email customer support for MyPoints services. We monitor the effectiveness of our customer support functions and measure performance metrics such as average hold time and first call resolution and abandonment rates. Communications with our customers are logged and categorized to enable us to recognize and act on trends.

Government Regulations

        We are subject to a number of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, user privacy and data protection, consumer protection, antitrust, export, and unclaimed property. In addition, proposed laws and regulations relating to some or all of the foregoing, as well as to other areas affecting our businesses, are continuously debated and considered for adoption in the U.S. and other countries, and such laws and regulations could be adopted in the future. For additional information, see "Risk Factors," which appears in Item 1A of this Annual Report on Form 10-K.

Proprietary Rights

        Our trade names, trademarks, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our businesses. In particular, we view our primary trademarks as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, domain name laws, and contract laws to protect our intellectual property and proprietary rights. We continuously assess whether to seek patent and other intellectual property protections for those aspects of our businesses and technologies that we believe constitute innovations providing competitive advantages. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and distribution of, our technologies, documentation and other proprietary information. We consider our trademarks, including our United Online, Classmates, NetZero, Juno, StayFriends, and MyPoints trademarks, to be very valuable assets, and most of these trademarks have been registered in the U.S. or, in certain cases, in other countries.

International Operations

        We have international operations in India and Germany. Our operations in India primarily handle software development and operations, quality assurance and email customer support. Our operations in Germany provide social networking services in Germany, Sweden, France, Austria, and Switzerland. We do not generate revenues directly from our operations in India. Our U.S. revenues totaled $200.3 million, $222.1 million and $267.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Revenues from our international social networking services totaled $33.3 million, $35.6 million and $43.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. For information regarding risks associated with our international operations, see "Risk Factors," which appears in Item 1A of this Annual Report on Form 10-K. For information regarding long-lived assets, see Note 2—"Segment Information" of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Segment Financial Information

        For information regarding segment revenues, profit or loss and assets, see Note 1—"Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements" and Note 2—"Segment Information" of the Notes to the Consolidated Financial Statements, which appear in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

        At December 31, 2013, we had 622 employees, 351 of which were located in the U.S., 184 of which were located in India, and 87 of which were located in Europe. None of these employees are subject to a collective bargaining agreement, and we consider our relationship with our employees to be good.

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

        By referring to our websites, including, without limitation, www.unitedonline.com, www.classmates.com, www.stayfriends.de, www.stayfriends.se, www.trombi.com, www.stayfriends.at, www.stayfriends.ch, and www.mypoints.com, we do not incorporate these websites or their contents into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

RISKS RELATING TO THE FTD SPIN-OFF TRANSACTION

There are a number of risks associated with the FTD Spin-Off Transaction and they may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        On November 1, 2013, United Online, Inc. consummated the FTD Spin-Off Transaction. There are a number of risks associated with the FTD Spin-Off Transaction, including, without limitation, the following:

  •
  Each of the independent publicly-traded companies resulting from the completion of the FTD Spin-Off Transaction may be unable to achieve some or all of the full strategic and financial benefits that we expected would result from the separation of the Company and FTD into independent publicly-traded companies, or such benefits may be delayed or may not occur at all.

  •
  Following the consummation of the FTD Spin-Off Transaction, the Company is smaller and less diversified, as compared to immediately prior to the consummation of the FTD Spin-Off Transaction.

  •
  The Company shared economies of scope and scale with FTD in costs and vendor relationships and took advantage of size and purchasing power in procuring certain products and services, such as insurance and healthcare benefits, technology and computer software licenses. With the consummation of the FTD Spin-Off Transaction, we may be unable to obtain these products and services at prices or on terms as favorable to us as those we obtained prior to the consummation of the FTD Spin-Off Transaction.

        Any of the foregoing, in addition to any other risks related to the transaction that are not specifically described above, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

If the FTD Spin-Off Transaction were to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, then the FTD Spin-Off Transaction could result in significant tax liabilities.

        United Online, Inc. received a private letter ruling from the IRS, substantially to the effect that, for U.S. federal income tax purposes, the FTD Spin-Off Transaction qualifies as a tax-free transaction for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended. In addition, prior to the consummation of the FTD Spin-Off Transaction, United Online, Inc. received a legal opinion, substantially to the effect that the FTD Spin-Off Transaction so qualifies. The IRS ruling and the tax opinion rely on certain facts, assumptions and undertakings, and certain representations from United Online, Inc. and FTD, regarding the past and future conduct of both respective businesses and other matters, and the tax opinion relies on the IRS ruling. Notwithstanding the IRS ruling and the tax opinion, the IRS could determine that the FTD Spin-Off Transaction should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings is not correct, or that the FTD Spin-Off Transaction should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the tax opinion that are not covered by the IRS ruling.

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

In connection with the FTD Spin-Off Transaction, FTD indemnified us for certain liabilities and we indemnified FTD for certain liabilities. This indemnity may not be sufficient to insure us against the full amount of the liabilities assumed by FTD and FTD may be unable to satisfy its indemnification obligations to us in the future.

        Pursuant to the Separation and Distribution Agreement and certain other agreements with FTD, FTD agreed to indemnify us for certain liabilities, and we agreed to indemnify FTD for certain liabilities, in certain cases, for unlimited amounts. There can be no assurance that the indemnity from FTD will be sufficient to protect us against the full amount of such liabilities, or that FTD will be able to fully satisfy its indemnification obligations. Third-parties could also seek to hold us responsible for any of the liabilities that FTD has agreed to assume. Even if we ultimately succeed in recovering from FTD any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, certain indemnities that we may be required to provide to FTD are not subject to any limits on the aggregate amount of the liability, may be significant and could negatively impact our business. Each of these risks could negatively affect our business, financial condition, results of operations, and cash flows.

Completion of the FTD Spin-Off Transaction may not enhance long-term shareholder value.

        We completed the FTD Spin-Off Transaction on November 1, 2013. At the time of the consummation of the FTD Spin-Off Transaction, our Board of Directors and management team, after consultation with independent financial and legal advisors, believed that the FTD Spin-Off Transaction as planned would enhance long-term shareholder value. There can be no assurance, however, that the combined value of our common stock and the common stock of FTD in the long term will equal or exceed what the value of our common stock would have been in the absence of the FTD Spin-Off Transaction. The combined value of the common stock of the two companies following the distribution could be lower than anticipated for a variety of reasons, including, among others, changes in the Company's dividend policy, the inability of either company to compete effectively as an independent company, realignment of the stockholder population of both the Company and FTD in the period following the distribution, and changes in market perception of the prospects of the Company and FTD as a consequence of the distribution. We are a substantially smaller company than we were prior to the completion of the FTD Spin-Off Transaction, and we cannot predict the prices at which our common stock may trade in the future.

RISKS RELATING TO OUR BUSINESS GENERALLY

Current or future economic conditions may have a material and adverse impact on our business, financial condition, results of operations, and cash flows.

        Our services and products are discretionary and dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to, among other factors, the general economic climate, the consumers' levels of disposable income, consumer debt, and overall consumer confidence. Challenging economic conditions have adversely impacted certain aspects of our businesses in a number of ways, including reduced demand, more aggressive pricing for similar services and products by our competitors, decreased spending by advertisers, increased credit risks, increased credit card failures, a loss of customers, and increased use of discounted pricing for certain of our services and products. Challenging economic conditions may adversely impact our key vendors and customers. Such economic conditions and decreased consumer spending have, in certain cases, resulted in, and may in the future result in, a variety of negative effects such as a reduction in revenues, increased costs, lower gross margin and operating margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, increased provisions for excess and obsolete inventories, and recognition of impairments of assets, including goodwill and other intangible and long-lived assets. Any of the above factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

New business initiatives, services, products, features, applications, or functionality may not be successful, which could adversely impact our business, financial condition, results of operations, and cash flows.

        We have expended, and may continue to expend, significant resources in developing, integrating and implementing new business initiatives, services, products, features, applications, and functionality. Such development, integration and implementation involve a number of uncertainties, including unanticipated delays and expenses and technological problems. New business initiatives, services, products, features, applications, or functionality also may not be accepted by consumers or commercially successful. We cannot assure you that we will be successful in such development, integration and implementation efforts, or that any new business initiatives, services, products, features, applications, or functionality will be accepted by consumers or commercially successful. If our development, integration and implementation efforts are not successful, or such new business initiatives, services, products, features, applications, or functionality are not accepted by consumers or commercially successful, our business, financial condition, results of operations, and cash flows could be materially and adversely impacted.

We may be unable to maintain or grow our advertising revenues. Reduced advertising revenues may reduce our profits.

        Advertising revenues are a key component of revenues and profitability for our Content & Media and Communications segments. Factors that have caused, or may cause in the future, our advertising revenues to fluctuate include, without limitation, changes in the number of visitors to our websites, active accounts or consumers purchasing our services and products, the effect of, changes to, or terminations of key advertising relationships, changes to our websites and advertising inventory, changes in applicable laws, regulations or business practices, including those related to behavioral or targeted advertising, user privacy and taxation, changes in business models, changes in the online advertising market, changes in the economy, advertisers' budgeting and buying patterns, competition, and changes in usage of our services. Decreases in our advertising revenues are likely to adversely impact our profitability.

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

        The systems underlying the operations of each of our business segments are complex and diverse, and must efficiently integrate with third-party systems, such as credit card processors. Key systems include, without limitation, billing; website and database management; customer support; telecommunications network management; advertisement serving and management systems; and internal financial systems. Some of these systems, such as customer support for our Internet access and loyalty marketing businesses are outsourced to third parties, and other systems are not redundant. In addition, some of our backup systems have never been operated as a primary system. We have experienced systems problems in the past. For example, in the fourth quarter of 2013, the Classmates website experienced outages that occurred intermittently over a one-week period, as well as stability issues. We or our third-party vendors may experience problems in the future. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions. The continued and uninterrupted performance of our key systems is critical to our success. Unanticipated problems affecting these systems could cause interruptions in our services. In addition, if our third-party vendors face financial or other difficulties, our business could be adversely impacted. Any significant errors, damage, failures, interruptions, delays, or other problems with our systems, our backup systems or our third-party vendors or their systems could adversely impact our ability to satisfy our customers or operate our websites, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        In addition, our Content & Media and Communications businesses outsource a significant portion of their live customer support functions. These businesses rely on customer support vendors, and we maintain only a small number of internal customer support personnel for these businesses. Our internal customer support personnel are not equipped to provide the necessary range of customer support functions in the event that our vendors unexpectedly become unable or unwilling to provide these services to us.

Failure to have a successful strategy that aligns with technology advances and trends could adversely affect our business.

        Consumers increasingly connect to the Internet through sources other than the personal computer, including mobile phones, smartphones, handheld computers such as netbooks and tablets, video game consoles, and television set-top devices, and their penetration will likely continue to increase. Our business will be adversely affected if we do not have a successful strategy that aligns with such trends. As new devices are continually being released, it is difficult to predict the problems we may encounter in adapting our services and products and developing competitive new services and products. Our social networking services and loyalty marketing service have a limited mobile presence, and we only began offering a mobile broadband service in March 2012. We may devote significant resources to the creation, support and maintenance of services and products across multiple platforms. If we are slow to develop services, products and technologies that are more compatible with alternative devices, we will fail to capture the opportunities available as consumers and advertisers transition to a dynamic, multi-screen environment. If we fail to implement a successful strategy that aligns with technology advances and trends, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our marketing efforts may not be successful or may become more expensive, either of which could increase our costs and adversely impact our business, financial condition, results of operations, and cash flows.

        We spend significant resources marketing our brands, services and products. We rely on relationships with a wide variety of third parties, including Internet search providers such as Google, social networking platforms such as Facebook, Internet advertising networks, co-registration partners, retailers, distributors, television advertising agencies, and direct marketers, to source new members and to promote or distribute our services and products. In addition, in connection with the launch of new services or products, we may spend a significant amount on marketing. With any of our brands, services and products, if our marketing activities are inefficient or unsuccessful, if important third-party relationships or marketing strategies, such as Internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended or terminated, for any reason, if there is an increase in the proportion of consumers visiting our websites or purchasing our services and products by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs, or if our marketing efforts do not result in our services and products being prominently ranked in Internet search listings, our business, financial condition, results of operations, and cash flows could be materially and adversely impacted.

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

        Various governmental agencies have in the past asserted claims, instituted legal actions, inquiries or investigations, or imposed obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancelation, refund, or disclosure practices, and they may continue to do so in the future. We have received civil investigative demands and subpoenas, as applicable, from the Federal Trade Commission ("FTC") and the Attorneys General of various states, primarily regarding their respective investigations into certain former post-transaction sales practices and certain of our marketing, billing, renewal, and privacy practices and disclosures. We have been cooperating with these investigations. However, the outcome of these or any other governmental investigations or their potential implications for our business are uncertain. We may not prevail in existing or future claims and any judgment against us or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices. For example, in 2010, Classmates, Inc. (then known as Classmates Online, Inc.) paid $960,000 to resolve an investigation of the Attorney General for the State of New York related to its former post-transaction sales practices. Defending against lawsuits, inquiries and investigations also involves significant expense and diversion of management's attention and resources from other matters. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures could result in changes to our business practices, as well as significant damages, fines, penalties or assessments, which could decrease our revenues or increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies or private parties, or we are required to pay significant sums, including damages, fines, penalties, or assessments, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. For more information, see Note 13 "Contingencies—Legal Matters" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Annual Report on Form 10-K.

Governmental regulation of the collection and use of personal information or our failure to comply with these regulations could harm our businesses.

        The FTC has regulations regarding the collection and use of personal information obtained from individuals when accessing websites, with particular emphasis on access by minors. In addition, other governmental authorities have regulations to govern the collection and use of personal information that may be obtained from customers or visitors to websites. These regulations include requirements that procedures be established to disclose and notify users of our websites or mobile apps of our privacy and security policies, obtain consent from users for collection and use of personal information and provide users with the ability to access, correct or delete personal information stored by us. In addition, the FTC and other governmental authorities have made inquiries and investigations of companies' practices with respect to their users' personal information collection and dissemination practices to confirm these are consistent with stated privacy policies and to determine whether precautions are taken to secure consumers' personal information. The FTC and certain state agencies also have made inquiries, and, in a number of situations, brought actions against companies to enforce the privacy policies of these companies, including policies relating to security of consumers' personal information.

        As discussed in the preceding risk factor, we have been cooperating with the Attorneys General of various states in connection with their inquiries and investigations of, among other things, the privacy policies of our Classmates.com business. Becoming subject to the regulatory and enforcement efforts of the FTC, a state agency or other governmental authority could have a material adverse effect on our ability to collect demographic and personal information from users, which, in turn, could have a material adverse effect on our marketing efforts, business, financial condition, results of operations, and cash flows. In addition, the adverse publicity regarding the existence or results of an investigation could have an adverse impact on customers' willingness to use our websites and services and thus could adversely impact our future revenues.

        Our international businesses must also comply with data protection and privacy laws of the applicable jurisdictions. If we or any of the third-party services on which we rely fail to transmit customer information and payment details in a secure manner, or if they otherwise fail to protect customer privacy in online transactions or if they transfer personal information without complying with certain required conditions, then we risk being exposed to civil and criminal liability, as well as claims from individuals alleging damages as a result of the alleged non-compliance. We may also be required to alter our data collection and use practices. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our business is subject to online security risks and a security breach or inappropriate access to, or use of, our networks, computer systems or services or those of third-party vendors could expose us to liability, claims and a loss of revenue.

        The success of our business depends on the security of our networks and, in part, on the security of the network infrastructures of our third-party vendors. In connection with conducting our business in the ordinary course, we store and transmit member information, including personally identifiable information. Unauthorized or inappropriate access to, or use of, our networks, computer systems or services, whether intentional, unintentional or as a result of criminal activity, could potentially jeopardize the security of confidential information, including credit card information, of our members and of third parties. A number of other websites have publicly disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose members or vendors. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our members, cause interruption in our operations, or damage our computers or those of our members.

        A significant number of our members authorize us to bill their payment card accounts (credit or debit) directly for all amounts charged by us. These members provide payment card information and other personally identifiable information which, depending on the particular payment plan, may be maintained to facilitate future payment card transactions. We rely on third-party and internally-developed encryption and authentication technology to provide the security and authentication to effectively secure transmission of confidential information, including payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Non-technical means, for example, actions by an employee, can also result in a data breach. Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the banks that issue the payment cards for their related expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give our members and customers the option of using payment cards. If we were unable to accept payment cards, our businesses would be seriously harmed.

        We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach related to us or the parties with which we have commercial relationships, could damage our reputation and expose us to a risk of loss, litigation and possible liability. We cannot assure you that the security measures we take will be effective in preventing these types of activities. We also cannot assure you that the security measures of our third-party vendors, including network providers, providers of customer and billing support services, and other vendors, will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation or our revenues and may interfere with our ability to provide our services and products, all of which could adversely impact our business, financial condition, results of operations, and cash flows. In addition, the coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches. We believe the recent impact of large-scale retail credit card fraud may impact our ability to bill customers with card-on-file efficiency.

Changes in laws and regulations and new laws and regulations may adversely affect our business, financial condition, results of operations, and cash flows.

        We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, including, without limitation, targeted or behavioral advertising, user privacy and data protection, consumer protection, antitrust, export, and unclaimed property. Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states, the federal government or international authorities related to automatic-renewal practices, spam, user privacy, targeted or behavioral advertising, and taxation, could impact our revenues or certain of our business practices or those of our advertisers. For example, our compliance with Canada's new anti-spam legislation, which will go into effect in July 2014 and will require the consent of a Canadian consumer in order to send certain types of emails to such consumer, may impact our ability to email some of our members. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our services and products, our costs, or the manner in which we or our advertisers conduct business, all of which could adversely impact our business, financial condition, results of operations, and cash flows and cause our business to suffer.

Our social networking and loyalty marketing services rely heavily on email campaigns, and any disruptions or restrictions on the sending of emails or increase in the associated costs could adversely affect our business, financial condition, results of operations, and cash flows.

        Our emails have historically generated the majority of the traffic on our social networking websites and are a key driver of member activity for our loyalty marketing service. A significant number of members of our social networking and loyalty marketing services elect to opt-out of receiving certain types of emails. New laws, such as Canada's new anti-spam legislation, may impact our ability to email some of our members. Without the ability to email these members, we have very limited means of inducing these members to return to our websites and utilize our services. In addition, each month, a significant number of email addresses for members of our social networking and loyalty marketing services become invalid. This disrupts our ability to email these members and also prevents our social networking members from being able to contact these members, which is one of the reasons why members use our services. An increase in the number of members to whom we are not able to send emails, or who elect to not receive, are unable to receive, or do not open, our emails could adversely affect our business, financial condition, results of operations, and cash flows. From time to time,

Internet service providers block bulk email transmissions, classify as "spam" emails that have low opening rates, or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our members. Certain email service providers, such as Google's Gmail service, segregate marketing and promotional emails from other types of emails, which may impact the effectiveness of our email campaigns. Google's Gmail service also simplifies the opt-out process by including an "unsubscribe" link at the top of each marketing email, which allows the consumer to unsubscribe from future marketing emails from the particular marketer without first being redirected to the marketer's website. Third parties may also block, impose restrictions on, or start to charge for, the delivery of emails through their email systems. Due to the importance of email to our businesses, any disruption or restriction on the distribution of emails or increase in the associated costs could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our intellectual property and proprietary rights are important to our businesses.

        Our trade names, trademarks, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our businesses. In particular, we view our primary trademarks as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, and domain name laws in the U.S. and similar laws in other countries, as well as licenses and other agreements with our employees, members, consumers, suppliers, and other parties, to establish and maintain our intellectual property and proprietary rights in the technology, services, products, and content used in our operations. These laws and agreements may not guarantee that our proprietary rights will be protected and our intellectual property and proprietary rights could be challenged or invalidated. We have applied for the registration of, and have been issued, trademark registrations for trademarks and service marks used in our businesses in the U.S. and various foreign countries; however, there could be certain pre-existing and potentially conflicting trademark registrations held by third parties. The steps we and such third parties have taken to obtain and to protect our intellectual property and proprietary rights may not be adequate, and other third parties may infringe or misappropriate our intellectual property and proprietary rights. This could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Furthermore, the validity, enforceability, and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The protection of our intellectual property and proprietary rights may require the expenditure of significant financial and internal resources. We cannot assure you that we have taken adequate steps to prevent infringement or misappropriation of our intellectual property and proprietary rights. Our failure to adequately protect our intellectual property and proprietary rights could adversely affect our brands and could harm our business. We are also subject to the risk of claims alleging that our business practices infringe on the intellectual property rights of others. These claims could result in lengthy and costly litigation. Moreover, resolution of any such claim against us may require us or one of our subsidiaries to obtain a license to use the intellectual property rights at issue or possibly to cease using those rights altogether. Any of those events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may be unsuccessful at acquiring additional businesses, services or technologies. Even if we complete an acquisition, it may not improve our results of operations and may also adversely impact our business, financial condition and cash flows.

        Acquisitions of businesses, services or technologies may provide us with an opportunity to diversify the services and products we offer, leverage our assets and core competencies, complement our existing businesses, or expand our geographic reach.

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

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, including the Euro, the Indian Rupee, the Swedish Krona, and the Swiss Franc. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international businesses are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. Certain of our key business metrics, such as the Content & Media segment's average monthly revenue per pay account (also referred to as "ARPU"), are similarly affected by such foreign currency exchange rate fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the Euro, has had, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could negatively impact the comparisons of such results against prior periods as well as our business, financial condition, results of operations, and cash flows.

We have a new president and chief executive officer, as well as a new general counsel, and our chief financial officer has announced his resignation. Any failure or delay in successfully transitioning their duties and responsibilities could have a negative impact on our business.

        Francis Lobo became President and Chief Executive Officer of United Online, Inc. and a member of its Board of Directors on November 5, 2013, and Gail Shulman became its Executive Vice President and General Counsel on January 7, 2014. Neil P. Edwards, the Executive Vice President and Chief Financial Officer of United Online, Inc., has announced his resignation effective as of March 14, 2014. In addition, the employment of the Company's Chief Personnel Officer also terminated in January 2014. Our success depends to a significant extent on the performance of our senior management. Any failure or delays in the transition of duties and responsibilities to, and the assumption and execution of such duties and responsibilities by the new members of senior management could have a negative impact on our business, financial condition, results of operations, and cash flows.

Our ability to operate our business could be seriously harmed if we lose members of our senior management team or other key employees or we are not able to attract qualified new personnel.

        Our business is largely dependent on the efforts and abilities of our senior management and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time. Our officers have employment agreements pursuant to which they may be entitled to separation benefits in connection with a termination of employment under certain circumstances. As discussed in the preceding risk factor, several of our key officers, including our president and chief executive officer, our general counsel, our chief financial officer, and our chief personnel officer, recently left, or announced their intention to leave, the Company. The loss of any of our key officers or other employees, or our inability to attract or retain qualified employees could seriously harm our business, financial condition, results of operations, and cash flows. We do not carry key-person life insurance on any of our employees.

We may not realize the benefits associated with our assets and may be required to record a significant charge to earnings if we are required to expense certain costs or impair our assets.

        We have capitalized goodwill and identifiable intangible assets in connection with our acquisitions and certain business initiatives. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill or any such assets might be permanently impaired. If our acquisitions or business initiatives are not commercially successful or, if due to economic or other conditions, our assumptions regarding the performance of our businesses or business initiatives are not achieved, we would likely be required to record impairment charges which would negatively impact our financial condition and results of operations. We have experienced impairment charges in the past, including a $52.9 million goodwill impairment charge in the year ended December 31, 2013 with respect to our Classmates reporting unit. Given the current economic and competitive environment and the uncertainties regarding the impact on our businesses, there can be no assurance that our estimates and assumptions regarding the duration of the challenging economic conditions, or the period or strength of recovery, made for purposes of our goodwill and identifiable intangible assets impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or growth rates of certain reporting units or other factors are not achieved or are revised downward, we may be required to record additional impairment charges in future periods. If our operating segments change in the future, such change may result in changes to our reporting units for impairment testing purposes, which may result in additional impairment charges. In addition, from time to time, we record tangible or intangible assets on our balance sheet that, due to changes in value or in our strategy, may have to be expensed in future periods. Write-downs or impairments of assets, whether tangible or intangible, could adversely and materially impact our financial condition and results of operations.

Foreign, state and local governments may attempt to impose additional income taxes, sales and use taxes, value added taxes or other taxes on our business activities and Internet-based transactions, including our past sales, which could decrease our ability to compete, reduce our sales, or have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        We are subject to income and various other taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our consolidated provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. In addition, our effective income tax rates could be adversely affected by earnings being less than anticipated in countries where we have lower statutory rates and more (or determined to be more by a particular taxing jurisdiction) than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, by increases in the applicable tax rates, or by, among other factors, changes in the relevant tax, accounting and other laws, regulations, principles, and interpretations. We are under audit and subject to audit in various jurisdictions, and such jurisdictions may assess additional income and other taxes against us. For example, we are under an Internal Revenue Service audit which, if finally determined in an unfavorable manner, could result in a significant liability. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions, and our historical recognition of other tax matters. The results of an audit or litigation could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        In connection with our Internet-based transactions, a number of states, including California, have adopted or have been considering legislation or policy initiatives, including those that would facilitate a finding of nexus to exist between Internet companies with the states, aimed at expanding the reach of sales and use taxes or imposing state income or other taxes on various innovative theories, including agency attribution from independent third-party service providers. Such legislation or initiatives could result in the imposition of additional sales and use taxes, or the payment of state income or other taxes, on certain transactions conducted over the Internet. Our costs may increase as a result of our activities related to advertisers and other third parties, and advertisers and other third parties may choose to not do business with us or limit their business activities, in order to avoid nexus with certain states. If such legislation is enacted, or such initiatives are instituted, and unless overturned by the courts, the legislation or initiatives could subject us to substantially increased tax liabilities for past and future sales or state income or other taxes, require us to collect additional sales and use taxes, cause our future sales to decrease, or otherwise negatively impact our business, financial condition, results of operations, and cash flows, and thus have a material adverse effect on us.

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

        The occurrence of any one of these risks could negatively affect our international operations, which could adversely affect our business, financial condition, results of operations, and cash flows.

Our businesses could be shut down or severely impacted by a catastrophic event.

        Our businesses could be materially and adversely affected by a catastrophic event. A disaster such as a fire, earthquake, flood, power loss, terrorism, or other similar event, affecting any of our facilities, data centers or computer systems, or those of our third-party vendors, or a system interruption or delay that slows down the Internet or makes the Internet or our websites temporarily unavailable, could result in a significant and extended disruption of our operations and services. Any prolonged disruption of our services due to these or other events would severely impact our businesses. The property, business interruption and other insurance we carry may not be sufficient to cover, if at all, losses that may occur as a result of any events which cause interruptions in our services.

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

        The market price of our common stock has fluctuated significantly and it may continue to be volatile with extreme trading volume fluctuations. In January 2014, we announced that our Board of Directors has determined to discontinue cash dividend payments. Immediately following such announcement, the market price of our common stock declined significantly and has remained volatile. The Nasdaq Global Select Market also has experienced substantial price and trading volume fluctuations. The broad market and industry factors that influence or affect such fluctuations may harm the market price of our common stock, regardless of our actual operating performance. As a result of these or other reasons, we have experienced and may continue to experience significant volatility in the market price of our common stock.

ADDITIONAL RISKS RELATING TO OUR CONTENT & MEDIA SEGMENT

We face intense competition that could result in the failure of our social networking services to be commercially successful.

        As consumers continue to spend more time and money online, the competition for their time and engagement has continued to intensify. Consumers have a great number of options for online content and entertainment, including, by way of example, games, websites offering news and current events, movies, television shows, videos, information about any and virtually every topic, and the opportunity to communicate, socialize and interact with acquaintances and others. Certain aspects of the value proposition of our social networking services compete with major social networking platforms, such as Facebook, as well as Internet search engines such as Google. Many of our competitors offer their content and services free of charge.

        The market for loyalty marketing services is highly competitive, and we expect competition to significantly increase in the future as loyalty marketing programs continue to grow in popularity and expand to mobile platforms. Our MyPoints loyalty marketing service faces competition for members from other loyalty marketing programs, such as Ebates, as well as offline loyalty marketing programs that have a significant online presence, such as those operated by credit card, airline and hotel companies. In addition, we also face competition for members from online providers of discounted offerings and coupons, such as Groupon and LivingSocial.

        Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales, and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do, offer a wider variety of services, have more compelling websites with more extensive user-generated or third-party content or offer their services or content free to their users. Some of our competitors have been more successful than we have been in attracting and retaining visitors and members, and our ability to attract visitors to our websites and maintain a large and growing member base has been adversely affected by such competition. In particular, Facebook's membership base currently far exceeds that of any of its competitors. If our competitors provide services similar to our social networking services for free, we may not be able to charge for our social networking services. We rely on some of our competitors to promote our services and for new member acquisitions, such as Facebook in connection with our Facebook high school fan pages. Any changes to Facebook's rules or policies or any other changes implemented by Facebook could adversely affect our business or our strategies. Competition has adversely affected our subscription revenues from social networking services, as well as our advertising revenues from our social networking services and loyalty marketing service. More intense competition could also require us to increase our marketing or other expenditures. As a result of competition, our business, financial condition, results of operations, and cash flows have been adversely affected.

Continued declines in the number of pay accounts for our social networking services could cause our business, financial condition, results of operations, and cash flows to suffer.

        Pay accounts are critical to our business model. Only a small percentage of users visiting our websites or initially registering for our social networking services sign up for a paid subscription at the time of registration. As a result, our ability to generate subscription revenues is highly dependent on our ability to attract visitors to our websites, register them as free members, encourage them to return to our websites, and convince them to become pay accounts in order to access the pay features of our websites. In addition, changes to our registration or renewal processes, such as the changes required for our international social networking services to implement the Single Euro Payments Area (or SEPA) initiative, could adversely affect our churn rate.

        A number of our pay account subscriptions each month are not renewed or are canceled, which, for the Content & Media segment, we refer to as "churn." The level of churn we experience fluctuates from quarter to quarter due to a variety of factors, including our mix of subscription terms, which affects the timing of subscription expirations, as well as the degree of credit card failures. To maintain or reduce the level of churn, we must continually add new pay accounts both to replace pay accounts who churn and to grow our business beyond our current pay account base. We expect that our churn rate will continue to fluctuate from period to period. A significant majority of our pay accounts are on plans that automatically renew at the end of their subscription period and we have received complaints with respect to our renewal policies and practices. As discussed in the risk factors related to changes in laws and regulations and to legal actions and investigations, the laws being considered and those that have been enacted by certain states regarding automatic-renewal practices will, and enforcement action or changes in enforcement policies and procedures could, impact certain of our business practices. We provide automatic-renewal notices to members in only those states that legally require such notices. If we provide such notices in additional states, or additional states start to require such notices, our churn rate may increase. We also experience an increase in the percentage of credit card failures from time to time. For example, a large-scale security breach at a retailer may result in the cancelation and re-issuance of the affected credit cards by the issuing banks, which would impact our ability to charge our members on their old credit cards and if our members do not update their credit card information with us, their accounts will terminate. Any change in our renewal policies or practices, or in the degree of credit card failures, could have a material impact on our churn rate. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could reduce our revenues and adversely affect our business, financial condition, results of operations, and cash flows.

        Pay accounts and free active accounts have been decreasing, and we believe such trend may continue. If we are not able to attract visitors to our websites and convert a significant portion to pay accounts, the number of pay accounts for our social networking services and related advertising revenues will continue to decline and the business, financial condition, results of operations, and cash flows of the Content & Media segment will be adversely affected.

Failure to increase or maintain the number of visitors to our websites and members for our social networking and loyalty marketing services or the activity level of these visitors and members could cause our business and financial results to suffer.

        The success of our social networking and loyalty marketing services depends upon our ability to increase or maintain the number of visitors to our websites, our base of free members and the level of activity of those visitors and members. A decline in the number of visitors, registered or active free social networking members, or a decline in the activity of those members, could result in decreased pay accounts, decreased content on our websites and decreased advertising revenues. A decline in the number of registered or active loyalty marketing service members could also result in decreased advertising revenues. We have experienced a decline in the number of active members. The failure to increase or maintain the number of visitors to our websites, our base of free members, or the failure to convince our free members to actively participate in our websites or services, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Failure to maintain our standard pricing could have adverse effects on our financial results.

        For competitive and other reasons, we have been offering a large percentage of discounted pricing plans on a promotional basis. In general, these discounted pricing plans offer a subscription term at a significant discount compared to the standard pricing for such subscription term. Any increases in the percentage of pay accounts under a discounted pricing plan and any increases in the level of the discounts will likely result in a decrease in subscription revenues and ARPU, in particular, if such increases continue. Although these discounted pricing plans, by their terms, renew at the then-current standard pricing for such subscription term upon the expiration of the initial term, there are no assurances as to the number of pay accounts that will renew at the then-current standard pricing or at all. We intend to continue offering discounted pricing plans in the future, and there are no assurances that the volume or level of the discounts offered during a period will not be higher than anticipated. Our continued use of discounted pricing plans has resulted in our becoming dependent on offering such plans in order to obtain new pay accounts and retain existing pay accounts and may result in our having to reduce our standard pricing, which would adversely impact our financial results.

ADDITIONAL RISKS RELATING TO OUR COMMUNICATIONS SEGMENT

Our business will suffer if we are unable to compete successfully.

        We compete with numerous providers of broadband, mobile broadband and DSL services, as well as other dial-up Internet access providers. Our principal competitors for our mobile broadband and DSL services include, among others, local exchange carriers, wireless and satellite service providers, and cable service providers. These competitors include established providers such as AT&T, Verizon, Sprint and T-Mobile. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. Many broadband providers, including cable companies and local exchange carriers, bundle their offerings with telephone, entertainment or other services, which may result in lower prices than standalone services. In addition, there are a number of mobile virtual network operators, some of which focus on pricing as their main selling point. Certain portions of the U.S., primarily rural areas, currently have limited or no access to broadband services. However, the U.S. government has indicated its intention to facilitate the provision of broadband services to such areas. Such expansion of the availability of broadband services will increase the competition for Internet access subscribers in such areas and will likely adversely affect our business. In addition to competition from broadband, mobile broadband and DSL providers, competition among dial-up Internet access service providers is intense and neither our pricing nor our features provides us with a significant competitive advantage, if any, over certain of our dial-up Internet access competitors. We expect that competition, particularly with respect to price, for broadband, mobile broadband and DSL services, as well as dial-up Internet access services, will continue.

Revenues and profitability of our Communications segment may continue to decline.

        Most of our Communications segment revenues and profits come from our dial-up Internet access services. Our dial-up Internet access pay accounts and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for dial-up Internet access. Consumers continue to migrate to broadband access, primarily due to the faster connection and download speeds provided by broadband access. Advanced applications such as online gaming, music downloads and videos require greater bandwidth for optimal performance, which adds to the demand for broadband access. The pricing for basic broadband services has been declining as well, making it a more viable option for consumers. In addition, the popularity of accessing the Internet through tablets and mobile devices has been growing and may accelerate the migration of consumers away from dial-up Internet access. The number of dial-up Internet access pay accounts has been adversely impacted by both a decrease in the number of new pay accounts signing up for our services, as well as the impact of subscribers canceling their accounts, which we refer to as "churn." Churn has increased from time to time and may increase in the future. We also experience an increase in the percentage of credit card failures from time to time. For example, a large-scale security breach at a retailer may result in the cancelation and re-issuance of the affected credit cards by the issuing banks, which would impact our ability to charge our members on their old credit cards and if our members do not update their credit card information with us, their accounts will terminate. Any change in the degree of credit card failures could have a material impact on our churn rate. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could adversely affect our business, financial condition, results of operations, and cash flows.

        We expect our dial-up and DSL Internet access pay accounts to continue to decline, potentially at an increasing rate. Any growth in the number of mobile broadband pay accounts may not be sufficient to offset such decline, at least in the near term. As a result, Communications services revenues and the profitability of this segment may continue to decline. The rate of decline in Communications services revenues has accelerated in some periods and may continue to accelerate.

        Although we have been reducing our expenses in order to manage the profitability of our Communications segment, we will not be able to continue making the same level of expense reductions in the future. In addition, we increased our marketing expenses in connection with the launch of the mobile broadband service, which is subject to a number of risks. Continued declines in Communications revenues, particularly if such declines accelerate, will materially and adversely impact the profitability of this segment.

Our mobile broadband service may not be commercially successful.

        We started offering a mobile broadband service under the NetZero brand in 2012. However, this service may not be accepted by consumers or commercially successful. We have been testing various marketing initiatives, including offering discounts on our devices, but there are no assurances that such initiatives will increase the number of accounts. The free version of the service is limited to a one-year term and these accounts are automatically terminated upon the expiration of the one-year service term if they do not upgrade to one of the paid subscription plans. There are no assurances that we will be successful in upgrading these accounts before they terminate. Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, wider coverage areas, and significantly greater financial, technical, sales, and marketing resources than we do. If the mobile broadband service fails to be commercially successful, such failure could materially and adversely impact our business, financial condition, results of operations, and cash flows.

Our Internet access business is dependent on the availability of telecommunications services and compatibility with third-party systems and products.

        Our Internet access business substantially depends on the availability, capacity, affordability, reliability, and security of our telecommunications networks. Only a limited number of telecommunications providers offer the network and data services we currently require, and we purchase most of our telecommunications services from a few providers. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, some telecommunications providers may cease to offer network services for certain less populated areas, which would reduce the number of providers from which we may purchase services and may entirely eliminate our ability to purchase services for certain areas. Currently, our mobile broadband service is entirely dependent upon services acquired from two service providers, and the devices required by each provider can be used for only such provider's service. If we are unable to maintain, renew or obtain new agreements with telecommunications providers, or our providers discontinue their services, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters, which includes space for the Communications segment, is located in Woodland Hills, California and consists of leased space of approximately 110,000 square feet. The lease for our corporate office will expire in September 2014, and we believe we will find suitable substitute space. Our Content & Media segment leases office space in Seattle, Washington, San Francisco, California; San Mateo, California; Schaumburg, Illinois; Erlangen, Germany; and Berlin, Germany and our Communications segment leases office space in Fort Lee, New Jersey. We also lease office space in Hyderabad, India, which is used by both of our segments.

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

ITEM 3.    LEGAL PROCEEDINGS

        In June 2011, Memory Lane, Inc., a California corporation, filed a complaint in United States District Court, Central District of California, against Classmates International, Inc., Classmates Online, Inc. and Classmates, Inc. (then known as Memory Lane, Inc.) ("Classmates"), alleging false designation of origin under the Lanham Act, 15 U.S.C. section 1125, and state and common law unfair competition. The complaint included requests for an award of damages and for preliminary and permanent injunctive relief. Notwithstanding the request for preliminary injunctive relief, no motion for such relief was filed. Classmates responded to the complaint in September 2011. In October 2011, the plaintiff amended its complaint to, among other things, dismiss Classmates International, Inc. and add United Online, Inc. as a defendant. The trial commenced on February 11, 2014. On February 20, 2014, the jury issued a verdict for the defendants, concluding that the defendants did not infringe plaintiff's trademark. On February 25, 2014, the court entered judgment in favor of the defendant.

        In March 2012, Hope Kelm, Barbara Timmcke, Regina Warfel, Brett Reilly, Juan M. Restrepo, and Jennie H. Pham filed a purported class action complaint (the "Kelm Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corporation, Citigroup, Inc., and Citibank, N.A. (collectively, the "Credit Card Company Defendants"); (ii) 1-800-Flowers.com, Inc., United Online, Inc., Classmates, Inc., Classmates International, Inc., FTD Group, Inc., Days Inns Worldwide, Inc., Wyndham Worldwide Corporation, PeopleFindersPro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InterActiveCorp, and Shoebuy.com, Inc. (collectively, the

"E-Merchant Defendants"); and (iii) Trilegiant Corporation, Inc. ("Trilegiant"), Affinion Group, LLC ("Affinion"), and Apollo Global Management, LLC ("Apollo"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act ("RICO") by all defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes by the Credit Card Company Defendants; (3) violations of the Electronic Communications Privacy Act ("ECPA") by Trilegiant, Affinion and the E-Merchant Defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (4) violations of the Connecticut Unfair Trade Practices Act by Trilegiant, Affinion, Apollo, and the E-Merchant Defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (5) violation of California Business and Professions Code section 17602 by Trilegiant, Affinion, Apollo, and the E-Merchant Defendants; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        In March 2012, Debra Miller and William Thompson filed a purported class action complaint (the "Miller Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Trilegiant, Affinion, Apollo, Vertrue, Inc., Webloyalty.com, Inc., and Adaptive Marketing, LLC (collectively, the "Membership Companies"); (ii) 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., IAC/Interactivecorp, Inc., Classmates, Inc., Peoplefinderspro, Inc., Rakuten USA, Inc., Shoebuy.com, Inc., United Online, Inc., Wells Fargo & Company, and Wyndham Worldwide Corporation (collectively, the "Marketing Companies"); and (iii) Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., and Citibank, N.A. (collectively, the "Credit Card Companies"). The complaint alleges (1) violations of RICO by all defendants, and aiding and abetting violations of such act by the Credit Card Companies; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes by the Credit Card Companies; (3) violations of the ECPA by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (4) violations of the Connecticut Unfair Trade Practices Act by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (5) violation of California Business and Professions Code section 17602 by the Membership Companies and the Marketing Companies; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from the plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        In April 2012, the Kelm Class Action and the Miller Class Action were consolidated with a related case under the case caption In re Trilegiant Corporation, Inc. In September 2012, the plaintiffs filed their consolidated amended complaint and named five additional defendants. The defendants have responded to the consolidated amended complaint by joining in motions to dismiss filed by other defendants in December 2012. Those motions were argued before the district court in September 2013, and taken under submission. The court has not yet ruled on the motion to dismiss, and no trial date has been set.

        In addition, in December 2012, David Frank filed a purported class action complaint (the "Frank Class Action") in United States District Court, District of Connecticut, against the following defendants: Trilegiant, Affinion, Apollo (collectively, the "Frank Membership Companies"); 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., Hotwire, Inc., IAC/Interactivecorp, Inc., Classmates, Inc., Orbitz Worldwide, LLC, PeopleFindersPro, Inc., Priceline.com, Inc., Shoebuy.com, Inc., TigerDirect, Inc.,

United Online, Inc., and Wyndham Worldwide Corporation (collectively, the "Frank Marketing Companies"); Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., Chase Paymentech Solutions, LLC, Citibank, N.A., Citigroup, Inc., and Wells Fargo Bank, N.A. (collectively, the "Frank Credit Card Companies"). The complaint alleges (1) violations of RICO by all defendants; (2) aiding and abetting violations of such act by the Frank Credit Card Companies; (3) aiding and abetting commissions of mail fraud, wire fraud and bank fraud by the Frank Credit Card Companies; (4) violation of the ECPA by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (5) violations of the Connecticut Unfair Trade Practices Act by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (6) violation of California Business and Professions Code section 17602 by the Frank Membership Companies and the Frank Marketing Companies; and (7) unjust enrichment by all defendants. The plaintiff seeks class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiff, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded. In January 2013, the plaintiff moved to consolidate the Frank Class Action with the In re Trilegiant Corporation, Inc. action. In response, the court ordered the plaintiff to show cause as to why, among other things, the plaintiff should be afforded named plaintiff status. The plaintiff filed his response to the order to show cause in February 2013. The court has not yet ruled on the request for consolidation or the order to show cause.

        In January 2013, Unified Messaging Solutions LLC ("Unified Messaging") filed a complaint in United States District Court, Northern District of Illinois, against United Online, Inc., Juno Online Services, Inc., NetZero, Inc. and Memory Lane, Inc. alleging patent infringement of five patents related to email index lists. This case is part of a 58 case multidistrict litigation in Chicago, Illinois with two separate "waves" of defendants. In December 2013, the court issued its Markman claim construction ruling. In January 2014, the plaintiff filed a notice of motion for reconsideration of the court's Markman ruling. In February 2014, the court denied plaintiff's motion for reconsideration. On March 7, 2014, the plaintiff agreed to stipulate that defendants have not infringed, and do not infringe, the asserted claims of the patents, and agreed to consent to the entry of judgment in defendants' favor on that basis without prejudice to plaintiff's right to re-assert its claims against defendants if the United States Court of Appeals for the Federal Circuit reverses or modifies, in whole or in part, any of the court's rulings on claim construction.

        On March 6, 2014, Modern Telecom Systems LLC filed a complaint in the United States District Court for the Central District of California, Southern Division, against Juno Online Services, Inc. and NetZero, Inc. alleging infringement of certain patents relating to the commercial operation of their dial-up internet services. The complaint seeks an injunction, damages and other relief. As of March 11, 2014, neither Juno Online Services, Inc. nor NetZero, Inc. has been served with the complaint.

        The Company has been cooperating with certain governmental authorities in connection with their respective investigations of its former post-transaction sales practices and certain other current or former business practices.

  •
  In 2010, Classmates, Inc. and FTD.COM Inc. received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and Washington. The primary focus of the inquiry concerns certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors and certain auto-renewal practices of Classmates, Inc. In the second quarter of 2012, the Company received an offer of settlement from the Multistate Work

    Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by Classmates, Inc. and FTD.COM for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. The Company rejected the Multistate Work Group's offer. The Company has since had ongoing discussions with the Multistate Work Group regarding the non-monetary aspects of a negotiated resolution. In December 2013, Classmates and FTD.COM, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $2.2 million. On February 11, 2014, the Multistate Work Group responded to the Company's settlement offer of $2.2 million with a counter offer of (1) $17.5 million plus (2) restitution by Classmates to a group of purchasers of its subscription services. The Multistate Work Group did not provide an explanation as to how the $17.5 million was determined or the proposed allocation of such counter offer between Classmates, Inc. and FTD.COM Inc. In addition, the Multistate Work Group did not propose a limit on the amount of such restitution. The Company has rejected the Multistate Work Group's counter offer and is seeking clarification regarding such counter offer. While the Company anticipates that settlement discussions will be ongoing, there can be no assurances as to the terms on which the Multistate Work Group and Classmates, Inc. may agree to settle this matter, or that any settlement of this matter may be reached. If no settlement is reached, certain Attorneys General of the Multistate Work Group may file litigation against Classmates, Inc. and, in the event of litigation, Classmates, Inc. intends to vigorously defend itself.

  •
  In 2011, Classmates, Inc. received a civil investigative demand from the Attorney General for the State of Washington regarding its marketing, refund, cancelation, and renewal practices. Prior to that, in 2009, Classmates, Inc. had received a civil investigative demand from the Attorney General for the State of Washington regarding certain post-transaction sales practices in which it had previously engaged with certain third-party vendors. In 2012, the Attorney General for the State of Washington joined the aforementioned Multistate Work Group. The Company believes that by joining the Multistate Work Group, the Attorney General's investigation may have been consolidated into the Multistate Work Group's inquiry.

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

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At December 31, 2013, the Company had a reserve of $1.5 million recorded in liabilities of continuing operations for the proposed settlement of the Multistate Work Group's inquiry of Classmates, Inc. With respect to the legal matters described above, including the Multistate Work Group's inquiry of Classmates, Inc., the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control.

As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

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

	2012(1)		2013(1)
	High	Low	High		Low
First Quarter	$6.02	$4.67	$6.69		$5.10
Second Quarter	$4.98	$3.63	$7.81		$5.88
Third Quarter	$5.85	$4.00	$8.90		$7.48
Fourth Quarter	$5.85	$4.98	$19.48	(2)	$7.64	(2)

(1)
The stock prices in the table above, on or prior to November 1, 2013, the date of the FTD Spin-Off Transaction, have not been adjusted for the impact of the FTD Spin-Off Transaction and reverse stock split.

(2)
The stock prices beginning on November 1, 2013 reflect the impact of the FTD Spin-Off Transaction and one-for-seven reverse stock split.

        At March 7, 2014, there were 144 holders of record of our common stock.

Dividends

        United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.70 per share of common stock, as adjusted to reflect the one-for-seven reverse stock split, in January, April, August, and October 2012. The dividends were paid on February 29, May 31, August 31, and November 30, 2012 and totaled $9.3 million, $9.4 million, $9.4 million, and $9.4 million respectively, including dividend equivalents paid on nonvested restricted stock units.

        United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.70 per share of common stock, as adjusted to reflect the one-for-seven reverse stock split, in January, April and July 2013. The dividends were paid on February 28, May 31 and August 30, 2013 and totaled $9.4 million, $9.7 million and $9.7 million, respectively, including dividend equivalents paid on nonvested restricted stock units. In November 2013, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock. The dividends were paid on November 29, 2013 and totaled $2.2 million, including dividend equivalents paid on nonvested restricted stock units.

        In January 2014, we announced that United Online, Inc.'s Board of Directors determined to discontinue cash dividend payments in order to provide financial flexibility to support anticipated long-term growth initiatives.

Common Stock Repurchases

        In May 2001, United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. From August 2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013, and in September 2013, the Board of Directors further extended the Program through December 31, 2014. There were no repurchases under the Program in the year ended December 31, 2013 and, at December 31, 2013, the authorization remaining under the Program was $80.0 million.

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

        Common stock repurchases during the quarter ended December 31, 2013 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
October 1 – October 31, 2013	—	$—	—	$80,000
November 1 – November 30, 2013	57	$16.44	—	$80,000
December 1 – December 31, 2013	—	$—	—	$80,000

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

        The following graph compares, for the five-year period ended December 31, 2013, the cumulative total stockholder return for the Company's common stock, The Nasdaq Composite Index (the "Nasdaq Composite") and the Morgan Stanley Internet Index ("MS Internet Index"). Measurement points are the last trading day of each of the Company's fiscal years ended December 31, 2008, 2009, 2010, 2011, 2012, and 2013. The graph assumes that $100 was invested on December 31, 2008 in the common stock of United Online, Inc., the Nasdaq Composite and the MS Internet Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13
United Online, Inc.	$100.00	$125.37	$122.48	$107.99	$120.11	$236.62
Nasdaq Composite	$100.00	$143.89	$168.22	$165.19	$191.47	$264.84
MS Internet Index	$100.00	$195.66	$257.25	$239.15	$314.33	$527.77

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

        The following table presents the consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011, and the consolidated balance sheet data at December 31, 2013 and 2012. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data at December 31, 2011, 2010 and 2009, which are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

        The following amounts are in thousands, except per share data:

	Year Ended December 31,
	2013(1)(2)(3)	2012(4)	2011	2010	2009
Consolidated Statements of Operations Data:
Revenues	$233,614	$257,765	$310,959	$366,430	$444,866
Cost of revenues	$75,480	$78,229	$75,177	$83,731	$93,628
Operating income (loss)	$(52,543)	$(11,771)	$49,565	$76,187	$89,958
Income (loss) from continuing operations	$(94,996)	$(11,701)	$35,662	$45,168	$50,822
Income from discontinued operations, net of tax	$12,829	$24,505	$16,007	$8,453	$19,141
Net income (loss)	$(82,167)	$12,804	$51,669	$53,621	$69,963
Net income (loss) attributable to common stockholders	$(83,362)	$11,579	$49,679	$50,392	$65,323
Income (loss) from continuing operations per common share—basic	$(7.25)	$(1.00)	$2.66	$3.40	$3.86
Income (loss) from continuing operations per common share—diluted	$(7.25)	$(1.00)	$2.66	$3.37	$3.83
Net income (loss) per common share—basic	$(6.29)	$0.90	$3.93	$4.08	$5.46
Net income (loss) per common share—diluted	$(6.29)	$0.90	$3.92	$4.05	$5.42

	December 31,
	2013(3)	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Total assets	$211,360	$994,477	$1,025,672	$1,028,797	$1,093,701
Non-current liabilities	$15,230	$317,153	$349,608	$362,388	$419,771
Cash dividends declared and paid per common share	$2.25	$2.80	$2.80	$2.80	$2.80

(1)
During the year ended December 31, 2013, we recorded goodwill impairment charges totaling $52.9 million related to our Classmates reporting unit.

(2)
During the year ended December 31, 2013, we recorded a valuation allowance against our deferred tax assets totaling $43.0 million.

(3)
On November 1, 2013, we consummated the FTD Spin-Off Transaction, a tax-free distribution of all FTD Companies, Inc. common stock held by United Online, Inc. to United Online, Inc.'s stockholders. Immediately prior to the FTD Spin-Off Transaction, we implemented a one-for-seven reverse stock split of shares of United Online, Inc. common stock. Accordingly, the results of operations and financial condition of FTD Companies, Inc. have been presented as discontinued operations for all periods presented. Further, all common stock share information and related per share amounts have been adjusted to reflect the one-for-seven reverse stock split.

(4)
During the year ended December 31, 2012, we recorded a goodwill and intangible asset impairment charge totaling $26.9 million ($16.7 million, net of tax) related to our MyPoints reporting unit.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; the Company's strategies; the expected benefits of the separation of the Company and FTD Companies, Inc. into separate, publicly-traded companies and the Company's pursuit of long-term growth initiatives; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our services and products; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Annual Report on Form 10-K and additional factors that accompany the related forward-looking statements in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward- looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        United Online, through its operating subsidiaries, provides consumer services and products over the Internet under a number of brands, including Classmates, StayFriends, Trombi, MyPoints, NetZero, and Juno. Our Content & Media segment provides social networking services and products and a loyalty marketing service. Our primary Communications segment service is Internet access. On a combined basis, our web properties attract a significant number of Internet users, and we offer a broad range of Internet marketing services for advertisers.

        We report our businesses in two reportable segments:

Segment	Services and Products
Content & Media	Social networking services and products and a loyalty marketing service
Communications	Internet access services and devices, including dial-up, mobile broadband, DSL, email, Internet security and web hosting services

FTD Spin-Off Transaction

        On November 1, 2013, United Online, Inc. consummated the separation of FTD Companies, Inc. (together with its subsidiaries, "FTD") from United Online, Inc. through a tax-free distribution of all FTD Companies, Inc. common stock held by United Online, Inc. to United Online, Inc.'s stockholders (the "FTD Spin-Off Transaction"). On October 31, 2013, immediately prior to the completion of the FTD Spin-Off Transaction, United Online, Inc. implemented a one-for-seven reverse stock split of shares of United Online, Inc. common stock. Accordingly, the financial condition, results of operations and cash flows of FTD have been presented as discontinued operations for all periods presented. Further, except as noted, all United Online, Inc. common stock share information and related per share amounts have been adjusted to reflect the one-for-seven reverse stock split of shares of United Online, Inc. common stock.

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures include the following:

        Pay Accounts.    We generate a significant portion of our revenues from our pay accounts and they represent one of the most important drivers of our business model. A pay account is defined as a member who has paid for a subscription to a Content & Media or Communications service, and whose subscription has not terminated or expired. A subscription provides the member with access to our service for a specific term (for example, a month or a year) and may be renewed upon the expiration of each term. One time purchases of our services, with the exception of our free mobile broadband service, are not considered subscriptions and thus, are not included in the pay accounts metric. A pay account does not equate to a unique subscriber since one subscriber could have several pay accounts. In addition, at any point in time, our pay account base includes a number of accounts receiving a free period of service as either a promotion or retention tool, such as the subscribers receiving our free mobile broadband service, and a number of accounts that have notified us that they are terminating their service but whose service remains in effect. In general, the key business metrics that affect our revenues from our pay accounts base include the number of pay accounts and ARPU. A pay account generally becomes a free account following the expiration or termination of the related subscription.

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

        Active Accounts.    We monitor the number of active accounts among our membership base. Content & Media segment active accounts are defined as the sum of all pay accounts as of the date presented; the monthly average for the period of all free accounts who have visited our domestic or international social networking websites (excluding schoolFeed, The Names Database and Yearbook app), at least once during the period; and the monthly average for the period of all loyalty marketing members who have earned or redeemed points during such period. Communications segment active accounts include all Communications segment pay accounts as of the date presented combined with the number of free dial-up Internet access and email accounts that logged onto our services at least once during the preceding 31 days. Content & Media segment and Communications segment active accounts for the six-month, nine-month and annual periods, as applicable, are calculated as a simple average of the quarterly active accounts for each respective segment.

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

        The pay accounts, churn and ARPU metrics for the Communications segment may fluctuate significantly from period to period due to various factors, including, but not limited to, the number of mobile broadband pay accounts, which have a higher churn rate and ARPU.

        The table below sets forth, for the periods presented, as applicable, our consolidated revenues, segment revenues, pay accounts, segment churn, ARPU, average currency exchange rate, and segment active accounts.

	Quarter Ended					Year Ended December 31,
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	2013	2012	2011
Consolidated:
Revenues (in thousands)	$62,644	$56,239	$57,567	$57,164	$65,884	$233,614	$257,765	$310,959
Content & Media:
Segment revenues (in thousands)	$35,869	$32,233	$32,919	$32,826	$39,509	$133,847	$153,496	$185,475
% of consolidated revenues	57%	57%	57%	57%	60%	57%	59%	59%
Pay accounts (in thousands)	2,632	2,690	2,720	2,786	2,864	2,632	2,864	3,484
Segment churn	3.0%	2.9%	3.1%	3.3%	3.5%	3.1%	3.6%	3.9%
ARPU	$2.54	$2.52	$2.48	$2.48	$2.52	$2.50	$2.49	$2.59
Segment active accounts (in millions)	10.3	10.3	10.5	11.4	11.5	10.6	11.0	12.1
Average currency exchange rate: EUR to USD	1.36	1.33	1.31	1.32	1.30	1.33	1.29	1.39
Communications:
Segment revenues (in thousands)	$26,929	$24,354	$24,935	$24,640	$26,669	$100,858	$105,442	$126,532
% of consolidated revenues	43%	43%	43%	43%	40%	43%	41%	41%
Pay accounts (in thousands):
Internet access	346	360	378	404	421	346	421	535
Other	207	213	217	222	229	207	229	259

Total pay accounts	553	573	595	626	650	553	650	794
Segment churn	2.7%	2.7%	3.0%	3.0%	2.9%	2.8%	3.1%	3.5%
ARPU	$9.62	$9.41	$9.34	$9.21	$9.05	$9.34	$8.90	$9.14
Segment active accounts (in millions)	1.2	1.2	1.2	1.3	1.3	1.2	1.4	1.6

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

        Our revenues are comprised of services revenues, which are derived primarily from fees charged to pay accounts; advertising and other revenues; and product revenues, which are derived primarily from the sale of yearbook reprints and related shipping fees, the sale of mobile broadband devices and related shipping and handling fees, as well as from the sale of third-party merchandise.

        Service revenues for our social networking services and for our Communications services are derived primarily from fees charged to pay accounts and are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. Our pay accounts generally pay in advance for their services by credit card, PayPal or check, and revenues are then recognized ratably over the service period. Advance payments from pay accounts are recorded on the consolidated balance sheets as deferred revenue. We offer alternative payment methods to credit cards for certain Communications pay service plans. These alternative payment methods currently include use of automated clearinghouse, payment by money order, payment by check or payment through a local telephone company. In circumstances where payment is not received in advance, revenues are only recognized if collectibility is reasonably assured.

        Advertising revenues from our social networking services and from our Communications services consist primarily of amounts from our Internet search provider that are generated as a result of users utilizing such provider's Internet search services, amounts generated from display advertisements, and amounts generated from referring members to third-party websites or services. We recognize such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, we ensure that a written contract is in place, such as a standard insertion order or a customer-specific agreement. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of our internally-tracked performance data to the contractual performance obligation and, when available, to third-party or customer-provided performance data.

        Advertising and other revenues for our loyalty marketing service consist primarily of fees generated when emails are transmitted to members, when members respond to emails and when members complete online transactions. Each of these activities is a discrete, independent activity, which generally is specified in the agreement with each advertising customer. As the earning activities take place, activity measurement data (examples include the number of emails delivered and the number of responses received) is accumulated and the related revenues are recorded. Our loyalty marketing service also generates revenues from the sale of gift cards.

        Our social networking products revenues are derived from the sale of yearbook reprints and related shipping fees. Products revenues from the sale of yearbook reprints are recognized upon delivery to the customer. Shipping fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping costs are included in cost of revenues.

        Our Communications products revenues are generated from the sale of mobile broadband service devices and the related shipping and handling fees and are recognized upon delivery of such devices. Sales of mobile broadband service devices bundled with free service plans are allocated using the relative selling price method in accordance with the multiple-element arrangement provisions of ASC 605. The selling prices of our mobile broadband paid service plans are determined by vendor specific objective evidence, which is based upon the monthly stand-alone selling price of each plan. The selling prices of the mobile broadband service devices and free service plans are determined by management's best estimate of selling price, which considers market and economic conditions, internal costs, pricing, and discounting practices. The revenues allocated to the free service plans are recognized ratably over the service period.

        Probability of collection is assessed based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If it is determined that collectibility is not reasonably assured, revenue is not recognized until collectibility becomes reasonably assured, which is generally upon receipt of cash.

Goodwill

        Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired. Indefinite-lived intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. We account for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, which among other things, addresses financial accounting and reporting requirements for acquired goodwill. ASC 350 prohibits the amortization of goodwill and requires us to test goodwill at the reporting unit level for impairment at least annually.

        We test the goodwill of our reporting units for impairment annually during the fourth quarter of our fiscal year and whenever events occur or circumstances change that would more likely than not indicate that the goodwill might be impaired. Events or circumstances which could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key management or other personnel, significant changes in the manner of our use of the acquired assets or the strategy for the acquired business or our overall business, significant and sustained decline in market capitalization, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

        The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approaches used to determine the estimated fair values of our reporting units. The determination of the fair values of our reporting units generally includes a study of market comparables, including the selection of appropriate valuation multiples and discounted cash flow models based on our internal forecasts and projections. The estimated fair value of each of our reporting units is typically determined using a combination of the income approach and the market approach. The income approach is weighted at 75%, unless a meaningful base of market data is unavailable, in which case, the market approach is not used.

        We operate two reportable segments, in accordance with ASC 280, Segment Reporting, and we have identified three reporting units—Classmates, MyPoints, and Communications—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by segment management. The goodwill related to our acquired businesses is specific to each reporting unit and the goodwill amounts are assigned as such.

        Testing goodwill for impairment involves a two-step quantitative process. However, prior to performing the two-step quantitative goodwill impairment test, we have the option to first assess qualitative factors to determine whether or not it is necessary to perform the two-step quantitative goodwill impairment test for selected reporting units. If we choose the qualitative option, we are not required to perform the two-step quantitative goodwill impairment test unless we have determined, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the two-step quantitative impairment test is required or chosen, the first step of the impairment test involves comparing the estimated fair value of a reporting unit with its respective carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of a reporting unit is less than its carrying amount, including goodwill, then the carrying amount of the goodwill is compared with its implied fair value, and an impairment loss is recognized in an amount equal to the excess.

Annual Goodwill Impairment Assessment

        We performed the annual quantitative goodwill impairment assessment for all of our reporting units in the fourth quarter of 2013. The first step of the quantitative goodwill impairment test resulted in the determination that the fair values of our Classmates, MyPoints, and Communications reporting units substantially exceeded their carrying amounts, including goodwill. Accordingly, the second step was not required for these reporting units.

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

Impairment of Goodwill

        During the quarter ended September 30, 2013, due to a decline in internal financial projections, we performed an interim quantitative goodwill assessment for our Classmates reporting unit. Due to the complexity and the effort required to estimate the fair value of the Classmates reporting unit in step one of the impairment test and to estimate the fair value of all assets and liabilities of the Classmates reporting unit in step two of the test, the fair value estimates were derived based on preliminary assumptions and analysis that were subject to change. Based on our preliminary analysis, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for our Classmates reporting unit. As a result, we recorded our best estimate of $50.2 million for the goodwill impairment charge during the quarter ended September 30, 2013. We recorded an adjustment of $2.7 million to the estimated impairment charge during the quarter ended December 31, 2013 for a total impairment charge of $52.9 million for the year ended December 31, 2013. The impairment charge was included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations.

        The estimated fair value of the Classmates reporting unit was determined using the income approach, as a meaningful base of market data was not available as to also use the market approach, which was estimated based on the discounted cash flow method. The discounted cash flow method is dependent upon a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions. The inputs for the fair value calculations of the Classmates reporting unit included a 4% growth rate to calculate the terminal value and a discount rate of 12% for the annual impairment assessment. In addition, the Company assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical trends.

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

Member Redemption Liability

        Member redemption liability for loyalty marketing service points represents the estimated costs associated with the obligation of MyPoints to redeem outstanding points accumulated by its loyalty marketing service members, less an allowance for points expected to expire prior to redemption. The estimated cost of points is primarily presented in cost of revenues, except for the portion related to member acquisition activities, internal marketing surveys and other non-revenue generating activities, which are presented in sales and marketing expenses. The member redemption liability is recognized when members earn points, less an allowance for points expected to expire, and is reduced when members redeem accumulated points upon reaching required redemption thresholds or when points expire prior to redemption.

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

        MyPoints accounts for and reduces the gross points issued by an estimate of points that will never be redeemed by its members. This reduction is calculated based on an analysis of historical point-earning trends, redemption activities and individual member account activity. MyPoints' historical analysis takes into consideration the total points in members' accounts that have been inactive for six months or longer, less an estimated reactivation rate, plus an estimate for future cancelations of points that have not yet been outstanding for 180 days. Changes in, among other factors, the net number of points issued, redemption activities and members' activity levels could materially impact the member redemption liability. A 100 basis point increase or decrease in the estimate of points that will never be redeemed would increase or decrease our member redemption liability at December 31, 2013 by approximately $33,000.

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

        The following table sets forth, for the periods presented, a reconciliation of the changes in the member redemption liability (in thousands):

	Year Ended December 31,
	2013	2012
Beginning balance	$22,575	$23,457
Accruals for points earned	11,892	14,077
Reduction for redeemed points	(13,586)	(15,155)
Changes in allowance for points expected to expire and weighted-average cost of points	46	196

Ending balance	$20,927	$22,575

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

Financial Statement Presentation

Revenues

Services Revenues

        Content & Media services revenues primarily consist of amounts charged to pay accounts for social networking services. Communications services revenues consist of amounts charged to pay accounts for dial-up Internet access, mobile broadband, DSL, email, Internet security, web hosting, and other services. Our Content & Media and Communications services revenues are primarily dependent on two factors: the average number of pay accounts for a period and ARPU. In general, we charge our pay accounts in advance of providing a service, which results in the deferral of services revenue to the period in which the services are provided. Communications services revenues also include revenues generated from the resale of telecommunications to third parties.

Products Revenues

        Content & Media products revenues consist of revenues generated from the sale of yearbook reprints and related shipping and handling fees, as well as revenues generated from reselling third-party merchandise. Communications products revenues consist of revenues generated from the sale of mobile broadband devices and the related shipping and handling fees.

Advertising and Other Revenues

        We provide advertising opportunities to marketers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities across our various properties. Our social networking services generate advertising revenues primarily from display advertisements on our websites. Advertising inventory on our social networking websites includes text and graphic placements on the user home page, profile page, class list page, and most other pages on our websites. Our loyalty marketing service's advertising and other revenues are derived from advertising fees, consisting primarily of fees based on performance measures, that are generated when emails are transmitted to members, when members respond to emails, when members complete online transactions, and when members engage in a variety of other online activities, including, but not limited to, games, Internet searches and market research surveys. Our loyalty marketing service's advertising and other revenues also include revenues generated from the sale of gift cards.

        Our Communications services generate advertising revenues from search placements, display advertisements and online market research associated with our Internet access and email services. Advertising revenues also include intercompany commissions from the Content & Media segment which are included in reported segment results and are eliminated upon consolidation.

Cost of Revenues

        Content & Media cost of revenues includes costs of points earned by members of our loyalty marketing service; costs related to the sale of gift cards; depreciation of network computers and equipment; data center costs; amortization of content purchases; fees associated with the storage and processing of customer credit cards and associated bank fees; costs related to providing customer support; personnel- and overhead-related costs; costs related to third-party merchandise; costs associated with the sale of yearbook reprints and the related shipping and handling costs; license fees; and domain name registration fees.

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

Sales and Marketing

        Sales and marketing expenses include expenses associated with promoting our brands, services and products and with generating advertising revenues. Expenses associated with promoting our brands, services and products include advertising and promotion expenses; fees paid to distribution partners, third-party advertising networks and co-registration partners to acquire new pay and free accounts; personnel and overhead-related expenses for marketing, merchandising, customer service, and sales personnel; and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. We have expended significant amounts on sales and marketing, including branding and customer acquisition campaigns consisting of television, Internet, public relations, sponsorships, print, and outdoor advertising, and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote our services and products are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs.

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

Interest Income

        Interest income primarily consists of earnings on our cash and cash equivalents.

Interest Expense

        Interest expense primarily consists of interest incurred related to tax and other regulatory filings.

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

        Consolidated information was as follows (in thousands):

	Year Ended December 31, 2013
	2013	2012	2011
Revenues	$233,614	$257,765	$310,959
Operating expenses:
Cost of revenues	75,480	78,229	75,177
Sales and marketing	57,066	67,488	69,158
Technology and development	31,555	32,944	35,397
General and administrative	66,347	59,760	71,594
Amortization of intangible assets	5,433	4,950	5,266
Contingent consideration—fair value adjustment	(5,124)	(836)	—
Restructuring and other exit costs	2,501	91	4,802
Impairment of goodwill, intangible assets and long-lived assets	52,899	26,910	—

Total operating expenses	286,157	269,536	261,394

Operating income (loss)	(52,543)	(11,771)	49,565
Interest income	225	559	284
Interest expense	(12)	—	(176)
Other income, net	251	258	901

Income (loss) before income taxes	(52,079)	(10,954)	50,574
Provision for income taxes	42,917	747	14,912

Income (loss) from continuing operations	(94,996)	(11,701)	35,662
Income from discontinued operations, net of income tax	12,829	24,505	16,007

Net income (loss)	$(82,167)	$12,804	$51,669

        Information for our two reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	Content & Media			Communications
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Revenues	$133,847	$153,496	$185,475	$100,858	$105,442	$126,532
Operating expenses:
Cost of revenues	31,769	35,922	33,894	33,865	33,883	33,442
Sales and marketing	41,242	49,839	59,063	16,617	18,188	10,009
Technology and development	19,057	19,552	21,530	7,419	7,532	7,932
General and administrative	18,455	21,003	26,020	10,576	10,718	12,554
Contingent consideration—fair value adjustment	(5,124)	(836)	—	—	—	—
Restructuring and other exit costs	2,501	(14)	1,616	—	(8)	1,399
Impairment of goodwill, intangible assets and long-lived assets	52,899	26,910	—	—	—	—

Total operating expenses	160,799	152,376	142,123	68,477	70,313	65,336

Segment income (loss) from operations	$(26,952)	$1,120	$43,352	$32,381	$35,129	$61,196

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Consolidated Results

Revenues

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Revenues	$233,614	$257,765	$(24,151)	(9)%
Revenues as a percentage of total segment revenues:
Content & Media	57.0%	59.3%
Communications	43.0%	40.7%

        The decrease in consolidated revenues was primarily due to a $19.6 million decrease in revenues from our Content & Media segment and a $4.6 million decrease in revenues from our Communications segment.

Cost of Revenues

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Cost of revenues	$75,480	$78,229	$(2,749)	(4)%
Cost of revenues as a percentage of total segment cost of revenues:
Content & Media	48.4%	51.5%
Communications	51.6%	48.5%

        The decrease in consolidated cost of revenues was primarily due to a $4.2 million decrease in cost of revenues associated with our Content & Media segment, partially offset by a $1.4 million increase in depreciation and amortization expense.

Sales and Marketing

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Sales and marketing	$57,066	$67,488	$(10,422)	(15)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
Content & Media	71.3%	73.3%
Communications	28.7%	26.7%

        The decrease in consolidated sales and marketing expenses was due to an $8.6 million decrease in sales and marketing expenses associated with our Content & Media segment, a $1.6 million decrease in sales and marketing expenses associated with our Communications segment and a $0.2 million decrease in depreciation expense.

Technology and Development

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Technology and development	$31,555	$32,944	$(1,389)	(4)%
Technology and development expenses as a percentage of total segment technology and development expenses:
Content & Media	72.0%	72.2%
Communications	28.0%	27.8%

        The decrease in consolidated technology and development expenses was due to a $0.5 million decrease in technology and development expenses associated with our Content & Media segment, a $0.1 million decrease in technology and development expenses associated with our Communications segment and an $0.8 million decrease in depreciation expense.

General and Administrative

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
General and administrative	$66,347	$59,760	$6,587	11%
General and administrative expenses as a percentage of total segment general and administrative expenses:
Content & Media	63.6%	66.2%
Communications	36.4%	33.8%

        The increase in consolidated general and administrative expenses was primarily due to a $9.9 million increase in unallocated corporate expenses, partially offset by a $2.5 million decrease in administrative expenses associated with our Content & Media segment and a $0.7 million decrease in depreciation expense.

Amortization of Intangible Assets

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$5,433	$4,950	$483	10%

        The increase in consolidated amortization of intangible assets was due to the acquisition of schoolFeed in June 2012, as compared to the full year of amortization of schoolFeed intangible assets for the year ended December 31, 2013.

Contingent Consideration—Fair Value Adjustment

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Contingent consideration—fair value adjustment	$(5,124)	$(836)	$(4,288)	*

*
Not meaningful

        Contingent consideration—fair value adjustment for the year ended December 31, 2013 was comprised of a $5.7 million decrease in the estimated fair value of contingent consideration, partially offset by $0.5 million of interest expense related to such contingent consideration. During the quarter ended March 31, 2013, Facebook restricted certain functionality of the schoolFeed app, which limited schoolFeed's ability to use the Facebook platform to contact users who are not registered members of schoolFeed. In May 2013, Facebook discontinued the schoolFeed app's access to the Facebook platform, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app.

Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$2,501	$91	$2,410	*

*
Not meaningful

        Consolidated restructuring and other exit costs for the year ended December 31, 2013 included $2.3 million of employee termination costs and $0.2 million of contract termination costs recorded in our Content & Media segment. Consolidated restructuring and other exit costs for the year ended December 31, 2012 primarily consisted of employee termination costs.

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Impairment of goodwill, intangible assets and long-lived assets	$52,899	$26,910	$25,989	97%

        Goodwill impairment charges totaling $52.9 million were recorded in the year ended December 31, 2013 due to a material reduction in the fair value of the Classmates reporting unit. A goodwill and intangible asset impairment charge totaling $26.9 million was recorded in the quarter ended December 31, 2012 due to a material reduction in the fair value of the MyPoints reporting unit. See "Critical Accounting Policies, Estimates and Assumptions—Impairment of Goodwill" for additional information.

Interest Income

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Interest income	$225	$559	$(334)	(60)%

        The decrease in consolidated interest income was primarily related to higher interest income at our India subsidiary during the year ended December 31, 2012.

Interest Expense

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Interest expense	$12	$—	$12	N/A

        Interest expense remained relatively flat for the year ended December 31, 2013, compared to the year ended December 31, 2012.

Other Income, Net

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Other income, net	$251	$258	$(7)	(3)%

        Consolidated other income, net remained relatively flat for the year ended December 31, 2013, compared to the year ended December 31, 2012.

Provision for Income Taxes

	Year Ended December 31,
	2013	2012
	(in thousands, except percentages)
Provision for income taxes	$42,917	$747
Effective income tax rate	(82.4)%	(6.8)%

        For the year ended December 31, 2013, we recorded a provision for income taxes totaling $42.9 million on a pre-tax loss totaling $52.1 million, compared to a provision for income taxes totaling $0.7 million on a pre-tax loss totaling $11.0 million for the year ended December 31, 2012. The change in the effective income tax rate was primarily due to the valuation allowance recorded against our domestic deferred tax assets and the tax effect of the goodwill and intangible asset impairment charges recorded in the year ended December 31, 2013, compared to the year ended December 31, 2012.

Content & Media Segment Results

Content & Media Revenues

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages and ARPU)
Services	$82,591	$95,119	$(12,528)	(13)%
Products	3,136	3,646	(510)	(14)%
Advertising and other	48,120	54,731	(6,611)	(12)%

Total Content & Media Revenues	$133,847	$153,496	$(19,649)	(13)%

ARPU	$2.50	$2.49	$0.01	—%
Average pay accounts	2,748	3,174	(426)	(13)%

        The decrease in Content & Media services revenues was the result of a 13% decrease in our average number of pay accounts. Excluding the favorable impact of foreign currency exchange rates, ARPU decreased by 1%. In addition, Content & Media advertising and other revenues decreased primarily due to a decrease in advertising revenues from our loyalty marketing services as a result of lower revenues per advertising customer, as well as a decrease in loyalty marketing active accounts. The decrease in Content & Media products revenues was related to the discontinuation of third-party merchandise sales in the year ended December 31, 2013. Adjusting for the favorable impact of foreign currency exchange rates of $1.1 million due to a stronger Euro versus the U.S. Dollar, Content & Media revenues decreased by $20.7 million, or 14%. We anticipate that Content & Media pay accounts and revenues will continue to decline year over year, at least in the near term.

Content & Media Cost of Revenues

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$31,769	$35,922	$(4,153)	(12)%
Content & Media cost of revenues as a percentage of Content & Media revenues	23.7%	23.4%

        The decrease in Content & Media cost of revenues was due to a $1.8 million decrease in cost of points earned by members of our loyalty marketing service due to lower revenues, a $1.6 million decrease in hosting-related fees due to the consolidation of certain data centers and lower software licensing fees, a $1.2 million decrease in personnel- and overhead-related costs due to our restructuring initiatives, a $0.6 million decrease in costs associated with the sale of third-party merchandise, and a $0.3 million decrease in credit card-related fees due to a decrease in pay accounts. These decreases were partially offset by a $1.1 million increase in costs related to the sale of gift cards.

Content & Media Sales and Marketing

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$41,242	$49,839	$(8,597)	(17)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	30.8%	32.5%

        The decrease in Content & Media sales and marketing expenses was primarily due to a $4.7 million decrease in online marketing costs to acquire new social networking members primarily due to our cost-cutting efforts and a $3.7 million decrease in personnel- and overhead-related costs due to our restructuring initiatives.

Content & Media Technology and Development

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media technology and development	$19,057	$19,552	$(495)	(3)%
Content & Media technology and development expenses as a percentage of Content & Media revenues	14.2%	12.7%

        The decrease in Content & Media technology and development expenses was due to $0.5 million decrease in personnel- and overhead-related costs.

Content & Media General and Administrative

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media general and administrative	$18,455	$21,003	$(2,548)	(12)%
Content & Media general and administrative expenses as a percentage of Content & Media revenues	13.8%	13.7%

        The decrease in Content & Media general and administrative expenses was due to a $2.8 million insurance reimbursement received in the year ended December 31, 2013 related to a legal settlement, a $1.0 million decrease in personnel- and overhead-related costs, an $0.8 million decrease in professional services and consulting fees, and $0.5 million of transaction-related costs related to the schoolFeed acquisition recorded in the year ended December 31, 2012. These decreases were partially offset by reserves for legal settlements totaling $2.2 million recorded in the year ended December 31, 2013 and a $0.4 million increase in bad debt expense.

Content & Media Contingent Consideration—Fair Value Adjustment

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media contingent consideration—fair value adjustment	$(5,124)	$(836)	$(4,288)	*

*
Not meaningful

        Content & Media contingent consideration—fair value adjustment was comprised of a $5.7 million decrease in the estimated fair value of contingent consideration, partially offset by $0.5 million of interest expense related to such contingent consideration. During the quarter ended March 31, 2013, Facebook restricted certain functionality of the schoolFeed app, which limited schoolFeed's ability to use the Facebook platform to contact users who are not registered members of schoolFeed. In May 2013, Facebook discontinued the schoolFeed app's access to the Facebook platform, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app.

Content & Media Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media restructuring and other exit costs (benefits)	$2,501	$(14)	$2,515	*

*
Not meaningful

        Content & Media restructuring and other exit costs included $2.3 million of employee termination costs and $0.2 million of contract termination costs. These restructuring and other exit costs were a result of management's initiative to improve the operational effectiveness and efficiency of the

Content & Media segment, as well as segment profitability. At December 31, 2013, accrued restructuring and other exit costs totaled $0.2 million, which will be paid over the next 12 months.

Content & Media Impairment of Goodwill, Intangible Assets and Long-Lived Assets

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media impairment of goodwill, intangible assets and long-lived assets	$52,899	$26,910	$25,989	97%

        Goodwill impairment charges totaling $52.9 million were recorded in the year ended December, 31, 2013 due to a material reduction in the fair value of the Classmates reporting unit. A goodwill and intangible asset impairment charge totaling $26.9 million was recorded in the year ended December, 31, 2012 due to a material reduction in the fair value of the MyPoints reporting unit. See "Critical Accounting Policies, Estimates and Assumptions—Impairment of Goodwill" for additional information.

Communications Segment Results

Communications Revenues

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages and ARPU)
Services	$68,393	$78,089	$(9,696)	(12)%
Products	3,743	3,011	732	24%
Advertising	28,722	24,342	4,380	18%

Total Communications Revenues	$100,858	$105,442	$(4,584)	(4)%

ARPU	$9.34	$8.90	$0.44	5%
Average number of dial-up Internet access pay accounts	307	418	(111)	(27)%

        The decrease in Communications services revenues was primarily due to a 27% decrease in our average number of dial-up Internet access pay accounts, partially offset by a 5% increase in ARPU and growth in mobile broadband pay accounts. The increase in ARPU was attributable to a higher percentage of mobile broadband pay accounts, which have higher ARPUs. The decrease in Communications services revenues was partially offset by a $4.4 million increase in Communications advertising revenues due to higher advertising rates driven by optimization of advertising inventory and stronger market demand and a $0.7 million increase in Communications products revenues related to the sale of mobile broadband devices and the related shipping and handling fees.

Communications Cost of Revenues

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Communications cost of revenues	$33,865	$33,883	$(18)	—%
Communications cost of revenues as a percentage of Communications revenues	33.6%	32.1%

        Communications cost of revenues remained relatively flat for the year ended December 31, 2013, compared to the year ended December 31, 2012. Communications cost of revenues remained relatively flat primarily due to a $2.9 million decrease in costs associated with our DSL service, a $1.7 million decrease in telecommunications, customer support and billing-related costs, an $0.8 million decrease in costs associated with our email, Internet security and web hosting services, and an $0.8 million decrease in telecommunications costs. These decreases were partially offset by a $5.3 million increase in costs associated with our mobile broadband service and a $0.3 million increase in costs associated with our Communications advertising revenues.

Communications Sales and Marketing

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Communications sales and marketing	$16,617	$18,188	$(1,571)	(9)%
Communications sales and marketing expenses as a percentage of Communications revenues	16.5%	17.2%

        The decrease in Communications sales and marketing expenses was due to a $1.0 million decrease in advertising, promotion, customer support and distribution costs primarily related to our dial-up Internet access services and an $0.8 million decrease in marketing costs associated with the promotion of our mobile broadband service, partially offset by a $0.2 million increase in personnel- and overhead-related costs.

Communications Technology and Development

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Communications technology and development	$7,419	$7,532	$(113)	(2)%
Communications technology and development expenses as a percentage of Communications revenues	7.4%	7.1%

        Communications technology and development expenses remained relatively flat for the year ended December 31, 2013, compared to the year ended December 31, 2012.

Communications General and Administrative

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Communications general and administrative	$10,576	$10,718	$(142)	(1)%
Communications general and administrative expenses as a percentage of Communications revenues	10.5%	10.2%

        The decrease in Communications general and administrative expenses was due to a $0.2 million decrease in bad debt expense and a $0.2 million decrease in personnel- and overhead-related costs, partially offset by a $0.3 million increase in professional services and consulting fees.

Communications Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$—	$(8)	$8	100%

        Communications restructuring and other exit costs were immaterial for the years ended December 31, 2013 and 2012.

Corporate Revenues

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Corporate revenues	$145	$—	$145	N/A

        Corporate revenues for the year ended December 31, 2013 were related to transition services provided to FTD in connection with the FTD Spin-Off Transaction.

Unallocated Corporate Expenses

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Unallocated corporate expenses	$35,552	$25,606	$9,946	39%

        The increase in unallocated corporate expenses, excluding depreciation, amortization of intangible assets and restructuring and other exit costs, was primarily due to an $8.2 million increase in transaction-related costs and a $2.7 million increase in personnel- and overhead-related costs primarily due to an increase in stock-based compensation, partially offset by a $1.0 million decrease in professional services and consulting fees.

        On November 1, 2013, upon completion of the FTD Spin-Off Transaction, Mark R. Goldston, former Chairman, President and Chief Executive Officer of United Online, Inc., resigned as a director and officer of United Online. Pursuant to the terms of Mr. Goldston's employment agreement, Mr. Goldston received a cash severance payment totaling approximately $7.3 million, which was included in transaction-related costs, as well as full and accelerated vesting of Mr. Goldston's outstanding nonvested restricted stock units and unvested stock options resulting in an increase in stock-based compensation for the year ended December 31, 2013, compared to the year ended December 31, 2012. Mr. Goldston's employment agreement has previously been filed with the SEC.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Consolidated Results

Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Revenues	$257,765	$310,959	$(53,194)	(17)%
Revenues as a percentage of total segment revenues:
Content & Media	59.3%	59.4%
Communications	40.7%	40.6%

        The decrease in consolidated revenues was primarily due to a $32.0 million decrease in revenues from our Content & Media segment and a $21.1 million decrease in revenues from our Communications segment.

Cost of Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Cost of revenues	$78,229	$75,177	$3,052	4%
Cost of revenues as a percentage of total segment cost of revenues:
Content & Media	51.5%	50.3%
Communications	48.5%	49.7%

        The increase in consolidated cost of revenues was due to a $2.0 million increase in cost of revenues associated with our Content & Media segment, a $0.6 million increase in depreciation and amortization expense and a $0.4 million increase in cost of revenues associated with our Communications segment.

Sales and Marketing

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Sales and marketing	$67,488	$69,158	$(1,670)	(2)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
Content & Media	73.3%	85.5%
Communications	26.7%	14.5%

        The decrease in consolidated sales and marketing expenses was due to a $9.2 million decrease in sales and marketing expenses associated with our Content & Media segment and a $0.5 million decrease in depreciation expense, partially offset an $8.2 million increase in sales and marketing expenses associated with our Communications segment.

Technology and Development

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Technology and development	$32,944	$35,397	$(2,453)	(7)%
Technology and development expenses as a percentage of total segment technology and development expenses:
Content & Media	72.2%	73.1%
Communications	27.8%	26.9%

        The decrease in consolidated technology and development expenses was primarily due to a $2.0 million decrease in technology and development expenses associated with our Content & Media segment and a $0.4 million decrease in technology and development expenses associated with our Communications segment.

General and Administrative

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
General and administrative	$59,760	$71,594	$(11,834)	(17)%
General and administrative expenses as a percentage of total segment general and administrative expenses:
Content & Media	66.2%	67.5%
Communications	33.8%	32.5%

        The decrease in consolidated general and administrative expenses was due to a $5.0 million decrease in general and administrative expenses associated with our Content & Media segment, a $1.8 million decrease in general and administrative expenses associated with our Communications segment, a $4.3 million decrease in unallocated corporate expenses, and a $0.7 million decrease in depreciation expense.

Amortization of Intangible Assets

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$4,950	$5,266	$(316)	(6)%

        The decrease in consolidated amortization of intangible assets was due to $0.9 million of amortization in our Communications segment related to intangible assets that were fully amortized during 2011, partially offset by an increase of $0.6 million related to the schoolFeed acquisition in June 2012.

Contingent Consideration—Fair Value Adjustment

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Contingent consideration—fair value adjustment	$(836)	$—	$(836)	N/A

        Contingent consideration—fair value adjustment was comprised of a $1.8 million reduction in fair value of the schoolFeed contingent consideration, partially offset by $1.0 million of interest expense related to such contingent consideration.

Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$91	$4,802	$(4,711)	(98)%

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

Interest Income

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Interest income	$559	$284	$275	97%

        The increase in consolidated interest income was primarily due to higher average cash balances and interest rates at our India subsidiary.

Interest Expense

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Interest expense	$—	$176	$(176)	(100)%

        Interest expense for the year ended December 31, 2011 consisted of interest incurred related to state tax and regulatory filings.

Other Income, Net

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Other income, net	$258	$901	$(643)	(71)%

        The decrease in consolidated other income, net, was primarily due to a decrease in gains associated with foreign currency exchange transactions and a decrease in gains on investments.

Provision for Income Taxes

	Year Ended December 31,
	2012	2011
	(in thousands, except percentages)
Provision for income taxes	$747	$14,912
Effective income tax rate	(6.8)%	29.5%

        For the year ended December 31, 2012, we recorded a provision for income taxes totaling $0.7 million on a pre-tax loss totaling $11.0 million, compared to a provision for income taxes totaling $14.9 million on pre-tax income totaling $50.6 million for the year ended December 31, 2011. The change in the effective income tax rate was primarily due to the valuation allowance recorded against deferred tax assets and lower tax benefits related to uncertain tax positions recorded in the year ended December 31, 2012, compared to the year ended December 31, 2011.

Content & Media Segment Results

Content & Media Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages and ARPU)
Services	$95,119	$123,992	$(28,873)	(23)%
Products	3,646	1,155	2,491	216%
Advertising and other	54,731	60,328	(5,597)	(9)%

Total Content & Media Revenues	$153,496	$185,475	$(31,979)	(17)%

ARPU	$2.49	$2.59	$(0.10)	(4)%
Average pay accounts	3,174	3,992	(818)	(20)%

        Excluding the unfavorable impact of foreign currency exchange rates of $2.9 million due to a weaker Euro versus the U.S. Dollar, Content & Media revenues decreased by $29.0 million, or 16%. The decrease in Content & Media services revenues was the result of a 20% decrease in our average number of pay accounts. Excluding the unfavorable impact of foreign currency exchange rates, ARPU decreased by 1%. In addition, Content & Media advertising and other revenues decreased due to a decrease in revenues from our loyalty marketing service as a result of a number of factors, including the loss of a major customer during the second half of 2011, as well as a decrease in revenues from our social networking services business due to a decrease in active accounts for the international business, partially offset by an increase in revenues generated from the sale of gift cards. These decreases were partially offset by a $2.5 million increase in Content & Media products revenues primarily related to the sale of yearbook reprints.

Content & Media Cost of Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$35,922	$33,894	$2,028	6%
Content & Media cost of revenues as a percentage of Content & Media revenues	23.4%	18.3%

        The increase in Content & Media cost of revenues was due to a $5.3 million increase in costs associated with the sale of gift cards and third-party merchandise, as well as a $0.9 million increase in costs associated with the sale of yearbook reprints. These increases were partially offset by a $2.2 million decrease in costs associated with points earned by members of our loyalty marketing service, a $1.4 million decrease in credit card-related fees due to a decrease in pay accounts and a $0.6 million decrease in personnel- and overhead-related costs.

Content & Media Sales and Marketing

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$49,839	$59,063	$(9,224)	(16)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	32.5%	31.8%

        The decrease in Content & Media sales and marketing expenses was due to $5.5 million in marketing costs related to television advertising supporting the launch of the nostalgic content website in the year ended December 31, 2011, a $4.3 million decrease in personnel- and overhead-related costs and a $0.4 million decrease in costs to acquire new loyalty marketing members. These decreases were partially offset by a $1.0 million increase in costs to acquire new social networking members.

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

Content & Media Contingent Consideration—Fair Value Adjustment

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media contingent consideration—fair value adjustment	$(836)	$—	$(836)	N/A

        Content & Media contingent consideration—fair value adjustment was comprised of a $1.8 million decrease in fair value of the schoolFeed contingent consideration, partially offset by $1.0 million of interest expense related to such contingent consideration.

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

Communications Segment Results

Communications Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages and ARPU)
Services	$78,089	$100,770	$(22,681)	(23)%
Products	3,011	—	3,011	N/A
Advertising	24,342	25,762	(1,420)	(6)%

Total Communications Revenues	$105,442	$126,532	$(21,090)	(17)%

ARPU	$8.90	$9.14	$(0.24)	(3)%
Average number of dial-up Internet access pay accounts	418	583	(165)	(28)%

        The decrease in Communications services revenues was primarily due to a 28% decrease in our average number of dial-up Internet access pay accounts, partially offset by an increase in the number of mobile broadband service pay accounts, as well as a 3% decrease in ARPU. The decrease in ARPU was attributable to a higher percentage of pay accounts on lower-priced or discounted subscription plans or services. The decrease in Communications advertising revenues was primarily due to the decrease in active accounts. These decreases were partially offset by $3.0 million in Communications products revenues related to the sale of mobile broadband service devices.

Communications Cost of Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Communications cost of revenues	$33,883	$33,442	$441	1%
Communications cost of revenues as a percentage of Communications revenues	32.1%	26.4%

        The increase in Communications cost of revenues was due to $5.6 million of costs associated with the launch of our mobile broadband service in the first quarter of 2012 and a $1.2 million inventory markdown in the quarter ended December 31, 2012 related to the mobile broadband service devices. These increases were partially offset by a $2.5 million decrease in telecommunications, customer support and billing-related costs due to a decrease in dial-up Internet access accounts, a $1.5 million decrease in costs associated with our DSL service, a $0.9 million decrease in costs associated with our email, Internet security and web hosting services, an $0.8 million decrease in personnel- and overhead-related costs, and an $0.8 million decrease in advertising costs.

Communications Sales and Marketing

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Communications sales and marketing	$18,188	$10,009	$8,179	82%
Communications sales and marketing expenses as a percentage of Communications revenues	17.2%	7.9%

        The increase in Communications sales and marketing expenses was attributable to $12.1 million in marketing costs associated with the promotion of our mobile broadband service in the year ended December 31, 2012. This increase was partially offset by a $2.4 million decrease in advertising, promotion and distribution costs primarily related to our dial-up Internet access services and a $1.5 million decrease in personnel- and overhead-related costs.

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

Unallocated Corporate Expenses

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Unallocated corporate expenses	$25,606	$31,644	$(6,038)	(19)%

        The decrease in unallocated corporate expenses, excluding depreciation and amortization of intangible assets, was primarily due to a $4.9 million decrease in personnel- and overhead-related costs and a $1.7 million decrease in restructuring and other exit costs, partially offset by $0.7 million of transaction-related costs in connection with the exploration of strategic alternatives for our other businesses and potential monetization opportunities for our portfolio of patents and patent applications.

Liquidity and Capital Resources

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

        Our total cash and cash equivalents balance decreased by $0.8 million to $68.3 million at December 31, 2013, compared to $69.1 million at December 31, 2012. Our summary cash flows from continuing operations for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$22,361	$27,994	$54,961
Net cash used for investing activities	$(12,696)	$(20,562)	$(19,345)
Net cash used for financing activities	$(29,444)	$(37,128)	$(40,792)

        Net cash provided by operating activities from continuing operations decreased by $5.6 million, or 20%. Net cash provided by operating activities is driven by our income (loss) from continuing operations adjusted for non-cash items and changes in working capital, including, but not limited to, depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, and deferred taxes. The decrease in net cash provided by operating activities was due to an $83.3 million increase in loss from continuing operations. This decrease was partially offset by a $61.4 million increase in non-cash items primarily related to a $26.0 million increase in goodwill and intangible asset impairment charges and a $37.7 million increase in deferred taxes, net, primarily related to the increase in valuation allowance, partially offset by a $4.3 million decrease in contingent consideration resulting from the fair value adjustment to the related contingent consideration. The decrease in net cash provided by operating activities was also impacted by a $16.2 million favorable change in working capital. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities from continuing operations decreased by $7.9 million, or 38%. The decrease was primarily due to $7.4 million of cash paid, net of cash acquired, for the acquisition of schoolFeed in 2012, an $0.8 million decrease in purchases of rights, content and intellectual property and a $0.7 million decrease in purchases of property and equipment.

        Capital expenditures for the year ended December 31, 2013 totaled $10.7 million. At December 31, 2013 and December 31, 2012, we had $0.4 million and $1.8 million, respectively, of property and equipment that was not yet paid for and was included in accounts payable in the consolidated balance sheets. We currently anticipate that our total capital expenditures for 2014 will be in the range of $10.5 million to $12.5 million, which includes the aforementioned $0.4 million of purchases on account at December 31, 2013. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities from continuing operations decreased by $7.7 million, or 21%. The decrease in net cash used for financing activities was due to a $6.5 million decrease in payments of dividends and dividend equivalents on nonvested restricted stock units and a $5.1 million increase in proceeds from exercises of stock options, partially offset by a $1.7 million increase in repurchases of common stock. In addition, in the year ended December 31, 2013, we paid $3.4 million for contingent consideration related to the acquisition of schoolFeed.

        The payment of dividends and dividend equivalents is a cash outflow from financing activities. In January, April, and July 2013, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.70 per share of common stock, as adjusted to reflect the one-for-seven reverse stock split. In November 2013, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock. The dividends were paid on February 28, 2013, May 31, 2013, August 30, 2013, and November 30, 2013 and totaled $9.4 million, $9.7 million, $9.7 million and $2.2 million, respectively, including dividend equivalents paid on nonvested restricted stock units. In January 2014, we announced that United Online, Inc.'s Board of Directors determined to discontinue cash dividend payments in order to provide financial flexibility to support anticipated long-term growth initiatives.

        On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency. We recorded restructuring and other exit costs totaling $2.5 million in the year ended December 31, 2013 in our Content & Media segment, which consisted of $2.3 million of employee termination costs and $0.2 million of contract termination costs. During the year ended December 31, 2013, we paid $2.3 million of restructuring and other exit costs, and, at December 31, 2013, accrued restructuring and other exit costs totaled $0.2 million, which will be paid over the next 12 months.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows United Online, Inc. to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. United Online, Inc.'s Board of Directors has approved and ratified the Program through December 31, 2014. There were no repurchases under the Program in the years ended December 31, 2013 or 2012. At December 31, 2013, the authorization remaining under the Program was $80.0 million.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units we grant to employees. In general, we currently do not collect the minimum statutory employee withholding taxes from employees upon vesting of restricted stock units. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due. We then pay the minimum statutory withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the year ended December 31, 2013 and 2012 were $4.3 million and $2.6 million, respectively, for which we withheld 0.3 million and 0.1 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting during the period. In August 2013, we paid a $3.4 million contingent consideration payment for the earnout period ended June 30, 2013 related to the schoolFeed acquisition. We do not expect any contingent consideration will be earned for either of the remaining earnout periods.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least for the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, long-term growth initiatives, which may include optimizing our current product offerings to enhance our consumer value proposition, expanding new product development efforts to drive new revenue growth, and pursuing new strategic partnerships and other opportunities to expand our scope and reach; the repurchase of our common stock underlying restricted stock units to pay the minimum statutory employee withholding taxes due on vested restricted stock units; the repurchase of our common stock under the Program; future capital expenditures; and future acquisitions of intangible assets, including rights, content and intellectual property.

        We are now a substantially smaller company than we were prior to the consummation of the FTD Spin-Off Transaction, and we anticipate that our consolidated cash flows will be substantially lower when compared to periods prior to the FTD Spin-Off Transaction.

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, long-term growth initiatives, which may include optimizing our current product offerings to enhance our consumer value proposition, expanding new product development efforts to drive new revenue growth, and pursuing new strategic partnerships and other opportunities to expand our scope and reach; the repurchase of our common stock underlying restricted stock units to pay the minimum statutory employee withholding taxes due on vested restricted stock units; the repurchase of our common stock under the Program; future capital expenditures; and future acquisitions of intangible assets, including rights, content and intellectual property, and have a material adverse effect on our business, financial position, results of operations, and cash flows, as well as impair our ability to pay future dividends and our ability to service our debt obligations. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or any debt securities that we issue might have rights, preferences or privileges senior to holders of our common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

        Net cash provided by operating activities from continuing operations decreased by $27.0 million, or 49%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. Net cash provided by operating activities is driven by our income (loss) from continuing operations adjusted for non-cash items and changes in working capital, including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, impairment of goodwill, intangible assets and long-lived assets, and deferred taxes. The decrease in net cash provided by operating activities was due to a $47.4 million decrease in income from continuing operations. This decrease was partially offset by a $14.1 million increase in non-cash items, which consisted of a $26.9 million goodwill and intangible asset impairment charge related to our MyPoints reporting unit, partially offset by an $8.2 million decrease in deferred taxes, and decrease of $4.5 million in stock-based compensation. Additionally, net cash provided by operating activities was impacted by a $6.3 million favorable change in working capital. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities from continuing operations increased by $1.2 million, or 6%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase was primarily due to $7.4 million of cash paid, net of cash acquired, for the acquisition of schoolFeed during the year ended December 31, 2012. This increase was partially offset by a $5.1 million decrease in cash paid for purchases of property and equipment and a $1.2 million decrease in cash paid for purchases of rights, content and intellectual property related to our social networking services. Capital expenditures for the year ended December 31, 2012 totaled $11.4 million. At December 31, 2012, we had $1.8 million of property and equipment that was not yet paid for and was included in accounts payable in the consolidated balance sheets. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities from continuing operations decreased by $3.7 million, or 9%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease was primarily due to a $5.1 million decrease in repurchases of common stock, partially offset by a $0.9 million increase in proceeds from employee stock purchase plans.

Fair Value Measurements

        We measure our contingent consideration liability at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. Contingent consideration related to the acquisition of schoolFeed, Inc. is measured based on three annual earnout periods ending June 30, 2013, 2014 and 2015 and, if earned, will be paid annually shortly after the closing of each earnout period. The range of the amounts we could pay under the contingent consideration arrangement is between $0 and $27.5 million. We review and reassess the estimated fair value of the contingent consideration on a quarterly basis, and future fair value estimates could differ from the initial estimate.

        During the quarter ended March 31, 2013, Facebook restricted certain functionality of the schoolFeed app, which limited schoolFeed's ability to use the Facebook platform to contact users who are not registered members of schoolFeed. Subsequently, in May 2013, Facebook discontinued the schoolFeed app's access to the Facebook platform, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app. At June 30, 2013, we had accrued $3.4 million for the contingent consideration payment for the earnout period ended June 30, 2013, which was paid in full in August 2013. We recognized a gain of $5.1 million in the year ended December 31, 2013 related to resulting changes in the estimated fair value of the contingent consideration. We do not currently expect any contingent consideration will be earned for either of the remaining earnout periods.

Contractual Obligations

        Contractual obligations at December 31, 2013 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years
Member redemption liability	$20,927	$14,738	$6,189	$—
Noncancelable operating leases	14,435	6,757	5,415	2,263
Purchase obligations	1,767	1,607	160	—
Other liabilities	6,499	6,489	6	4

Total	$43,628	$29,591	$11,770	$2,267

        At December 31, 2013, we had liabilities for uncertain tax positions totaling $11.4 million, of which $6.5 million was included in other liabilities in the contractual obligations table above and, at December 31, 2013, was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

        Commitments under letters of credit at December 31, 2013 were scheduled to expire as follows (in thousands):

	Total	3 Years to Less than 5 Years
Letters of credit	$162	$162

        Letters of credit are maintained pursuant to certain of our lease arrangements and contractual obligations. The letters of credit remain in effect at varying levels through the terms of the related agreements.

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

        In connection with the termination of the employment of certain executive officers and, in certain cases, their post-termination consulting arrangements, we have cash obligations of approximately $1.1 million, which will be paid in full by the first quarter of 2015, and we have accelerated or will accelerate, as the case may be, the vesting of approximately 143,000 restricted stock units and 52,000 stock options in the first half of 2014. In addition, we paid $1.1 million to these executive officers in connection with their 2013 annual bonuses.

Off-Balance Sheet Arrangements

        At December 31, 2013, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K) that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

        Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists—In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in ASC 740, Income Taxes. The amendments in this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are currently assessing the impact of this update and believe that its adoption in the first quarter of 2014 will not have a material impact on our consolidated financial statements.

Inflation

        Inflation did not have a material impact on our consolidated revenues and results of operations during the years ended December 31, 2013, 2012 and 2011, and we do not currently anticipate that inflation will have a material impact on our consolidated revenues and results of operations for the year ending December 31, 2014.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        While we do not currently maintain any short-term investments, we still maintain deposits, which are classified as cash equivalents. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates. At December 31, 2013, the Company did not have any fixed or floating rate debt obligations.

Foreign Currency Exchange Risk

        We transact business in foreign currencies, and we are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the Euro ("EUR") and the Indian Rupee ("INR") and, to a much lesser extent, the Swedish Krona ("SEK") and the Swiss Franc ("CHF"), which may result in gains or losses reported in our results of operations. The volatilities in EUR, INR, SEK, and CHF (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the exchange rate trend in currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and net income. A hypothetical 10% adverse change in overall foreign currency exchange rates over an entire year would not have a material impact on annual revenues and would have impacted income (loss) before income taxes by approximately $0.7 million and $0.5 million, respectively, for the years ended December 31, 2013 and 2012. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income, net, in the consolidated statements of operations.

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign subsidiaries and hedges of cash flows. At December 31, 2013, the notional value of open forward foreign currency exchange contracts accounted for as cash flow hedges totaled $1.2 million. The Company did not have any open net investment hedges at December 31, 2013.

        Periodically, we enter into forward foreign currency exchange contracts, which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At December 31, 2013, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $3.7 million. We may, in the future, also use other derivative financial instruments, if it is determined that such hedging activities are appropriate to reduce risk.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). Based on that assessment under those criteria, management has determined that, at December 31, 2013, the Company's internal control over financial reporting was effective.

        The Company's internal control over financial reporting at December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is included under the following captions in our definitive proxy statement relating to our 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 and is incorporated herein by reference: "Matters to Be Considered at Annual Meeting—Proposal One: Election of Directors"; "Executive Compensation and Other Information"; and "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is included under the following captions in our definitive proxy statement relating to our 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 and is incorporated herein by reference: "Compensation Discussion and Analysis"; "Summary Compensation Table"; "Grants of Plan-Based Awards"; "Outstanding Equity Awards at Fiscal Year-End"; "Option Exercises and Stock Vested"; "Director Summary Compensation Table"; "Compensation Committee Interlocks and Insider Participation"; and "Compensation Committee Report".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is included under the following captions in our definitive proxy statement relating to our 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 and is incorporated herein by reference: "Equity Compensation Plan Information" and "Ownership of Securities".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is included under the following captions in our definitive proxy statement relating to our 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 and is incorporated herein by reference: "Board Committees and Meetings" and "Related-Party Transactions".

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is included under the caption "Proposal Two: Ratification of Independent Registered Public Accounting Firm" in our definitive proxy statement relating to our 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013 and is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2014

UNITED ONLINE, INC.
By:	/s/ FRANCIS LOBO Francis Lobo President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Francis Lobo and Neil P. Edwards, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ FRANCIS LOBO Francis Lobo	President, Chief Executive Officer and Director (Principal Executive Officer and Director)	March 13, 2014
/s/ NEIL P. EDWARDS Neil P. Edwards	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2014
/s/ JAMES T. ARMSTRONG James T. Armstrong	Director	March 13, 2014
/s/ ROBERT BERGLASS Robert Berglass	Director	March 13, 2014
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	March 13, 2014

Signature	Title	Date

/s/ DENNIS HOLT Dennis Holt	Director	March 13, 2014
/s/ HOWARD G. PHANSTIEL Howard G. Phanstiel	Chairman and Director	March 13, 2014
/s/ CAROL A. SCOTT Carol A. Scott	Director	March 13, 2014

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

Incorporated by Reference to
Filed with this Form 10-K
No.		Exhibit Description		Form	File No.	Date Filed
2.1		Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K	000-33367	11/6/2013
3.1		Amended and Restated Certificate of Incorporation (As Amended Effective October 31, 2013)	X
3.2		Amended and Restated Bylaws (As Amended Effective December 17, 2013)	X
10.1	*	Form of Indemnification Agreement		10-Q	000-33367	11/10/2008
10.2	*	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	*	2010 Incentive Compensation Plan		10-Q	000-33367	8/6/2010
10.4	*	Amended and Restated 2010 Incentive Compensation Plan		10-Q	000-33367	8/5/2013
10.5	*	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.6	*	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-K	000-33367	2/27/2009
10.7	*	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-K	000-33367	2/27/2009

Incorporated by Reference to
Filed with this Form 10-K
No.		Exhibit Description		Form	File No.	Date Filed
10.8	*	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	5/12/2008
10.9	*	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.10	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—initial grant)		10-K	000-33367	2/28/2011
10.11	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—annual grant)		10-K	000-33367	2/28/2011
10.12	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (officers)		10-K	000-33367	2/28/2011
10.13	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (employees)		10-K	000-33367	2/28/2011
10.14	*	Form of Stock Option Agreement for 2010 Incentive Compensation Plan (officers version I)		10-K	000-33367	2/28/2011
10.15	*	Form of Stock Option Agreement for 2010 Incentive Compensation Plan (officers version II)		10-K	000-33367	2/28/2011
10.16	*	Form of Restricted Stock Unit Issuance Agreement for Amended and Restated 2010 Incentive Compensation Plan (officers version)	X
10.17	*	Form of Restricted Stock Unit Issuance Agreement for Amended and Restated 2010 Incentive Compensation Plan (employees)	X
10.18	*	Form of Stock Option Agreement for Amended and Restated 2010 Incentive Compensation Plan (officers version)	X
10.19	*	Form of Stock Option Agreement for Amended and Restated 2010 Incentive Compensation Plan (employees)	X
10.20	*	Amended and Restated United Online, Inc. Severance Benefit Plan		10-Q	000-33367	5/4/2012
10.21	*	Employment Agreement between the Registrant and Francis Lobo	X
10.22	*	Employment Agreement between the Registrant and Gail Shulman	X

Incorporated by Reference to
Filed with this Form 10-K
No.		Exhibit Description		Form	File No.	Date Filed
10.23	*	Employment Agreement between the Registrant and Robert J. Taragan		10-K	000-33367	2/28/2011
10.24	*	Amendment to Employment Agreement between the Registrant and Robert J. Taragan		8-K	000-33367	1/25/2013
10.25	*	Amendment No. 2 to Employment Agreement between the Registrant and Robert J. Taragan		8-K	000-33367	07/30/2013
10.26	*	Employment Agreement between Classmates, Inc. (f/k/a Classmates Online, Inc.) and Harold A. Zeitz		10-K	000-33367	2/28/2011
10.27	*	Amendment to Employment Agreement between Classmates, Inc. (f/k/a Classmates Online, Inc.) and Harold A. Zeitz		8-K	000-33367	1/25/2013
10.28	*	Amendment No. 2 to Employment Agreement between Classmates, Inc. (f/k/a Classmates Online, Inc.) and Harold A. Zeitz	X
10.29	*	Employment Agreement between the Registrant and Neil P. Edwards		10-Q	000-33367	11/7/2011
10.30	*	Amendment to Employment Agreement between the Registrant and Neil P. Edwards		8-K	000-33367	1/25/2013
10.31	*	Amendment No. 2 to Employment Agreement between the Registrant and Neil P. Edwards		8-K	000-33367	07/30/2013
10.32	*	Transition and Separation Agreement between the Registrant and Neil P. Edwards	X
10.33	*	Consulting Agreement between the Registrant and Neil P. Edwards	X
10.34	*	Employment Agreement between the Registrant and Charles B. Ammann		10-K	000-33367	2/28/2011
10.35	*	Amendment to Employment Agreement between the Registrant and Charles B. Ammann		10-K	000-33367	3/4/2013
10.36	*	Amendment No. 2 to Employment Agreement between the Registrant and Charles B. Ammann		8-K	000-33367	07/30/2013
10.37	*	Transition and Separation Agreement between the Registrant and Charles B. Ammann	X

Incorporated by Reference to
Filed with this Form 10-K
No.		Exhibit Description		Form	File No.	Date Filed
10.38	*	Consulting Agreement between the Registrant and Charles B. Ammann	X
10.39	*	Employment Agreement between the Registrant and Mark R. Goldston		10-K	000-33367	2/28/2011
10.40	*	Employment Agreement between the Registrant and Paul E. Jordan		10-K	000-33367	2/28/2011
10.41	*	Amendment to Employment Agreement between the Registrant and Paul E. Jordan		10-K	000-33367	3/4/2013
10.42	*	Amendment No. 2 to Employment Agreement between the Registrant and Paul E. Jordan	X
10.43	*	Post-Employment Consulting Agreement and General Release between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	5/4/2012
10.44	*	Employment Agreement between FTD Group, Inc. and Robert S. Apatoff		10-K	000-33367	2/28/2011
10.45	*	Amendment to Employment Agreement between FTD Group, Inc. and Robert S. Apatoff		8-K	000-33367	1/25/2013
10.46	*	2013 Management Bonus Plan	X
10.47	*	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.48	*	Transition Services Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K		11/6/2013
10.49	*	Amendment No. 1 to Transition Services Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of January 2, 2014	X
10.50	*	Employee Matters Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K		11/6/2013
10.51	*	Tax Sharing Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K		11/6/2013
21.1		List of Subsidiaries	X
23.1		Consent of Independent Registered Public Accounting Firm	X

Incorporated by Reference to
Filed with this Form 10-K
No.	Exhibit Description		Form	File No.	Date Filed
24.1	Power of Attorney (see signature page of this Annual Report on Form 10-K)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X

UNITED ONLINE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of United Online, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of United Online, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
March 12, 2014

UNITED ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$68,314	$69,097
Accounts receivable, net of allowance for doubtful accounts of $1,582 and $1,408 at December 31, 2013 and 2012, respectively	19,145	17,565
Inventories, net	7,537	8,119
Deferred tax assets, net	291	6,397
Other current assets	10,398	9,163
Assets of discontinued operations	—	113,136

Total current assets	105,685	223,477
Property and equipment, net	21,901	26,708
Deferred tax assets, net	1,742	31,059
Goodwill	65,577	118,055
Intangible assets, net	15,299	22,149
Other assets	1,156	1,266
Assets of discontinued operations	—	571,763

Total assets	$211,360	$994,477

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,641	$17,178
Accrued liabilities	23,357	24,963
Member redemption liability	14,738	18,033
Deferred revenue	38,149	42,148
Deferred tax liabilities, net	671	—
Liabilities of discontinued operations	—	99,916

Total current liabilities	89,556	202,238
Member redemption liability	6,189	4,542
Deferred revenue	1,764	1,993
Deferred tax liabilities, net	1,606	403
Other liabilities	5,671	10,775
Liabilities of discontinued operations	—	299,440

Total liabilities	104,786	519,391

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.0001 par value; 42,857 shares authorized; 13,746 and 13,013 shares issued and outstanding at December 31, 2013 and 2012, respectively	1	1
Additional paid-in capital	207,009	500,777
Accumulated other comprehensive loss	(2,276)	(28,133)
Retained earnings (accumulated deficit)	(98,160)	2,441

Total stockholders' equity	106,574	475,086

Total liabilities and stockholders' equity	$211,360	$994,477

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues	$233,614	$257,765	$310,959
Operating expenses:
Cost of revenues	75,480	78,229	75,177
Sales and marketing	57,066	67,488	69,158
Technology and development	31,555	32,944	35,397
General and administrative	66,347	59,760	71,594
Amortization of intangible assets	5,433	4,950	5,266
Contingent consideration—fair value adjustment	(5,124)	(836)	—
Restructuring and other exit costs	2,501	91	4,802
Impairment of goodwill, intangible assets and long-lived assets	52,899	26,910	—

Total operating expenses	286,157	269,536	261,394

Operating income (loss)	(52,543)	(11,771)	49,565
Interest income	225	559	284
Interest expense	(12)	—	(176)
Other income, net	251	258	901

Income (loss) before income taxes	(52,079)	(10,954)	50,574
Provision for income taxes	42,917	747	14,912

Income (loss) from continuing operations	(94,996)	(11,701)	35,662
Income from discontinued operations, net of tax (see Note 15)	12,829	24,505	16,007

Net income (loss)	$(82,167)	$12,804	$51,669

Income allocated to participating securities	(1,195)	(1,225)	(1,990)

Net income (loss) attributable to common stockholders	$(83,362)	$11,579	$49,679

Basic net income (loss) per common share:
Continuing operations	$(7.25)	$(1.00)	$2.66
Discontinued operations	0.96	1.90	1.27

Basic net income (loss) per common share	$(6.29)	$0.90	$3.93

Shares used to calculate basic net income (loss) per common share	13,261	12,924	12,640

Diluted net income (loss) per common share:
Continuing operations	$(7.25)	$(1.00)	$2.66
Discontinued operations	0.96	1.90	1.26

Diluted net income (loss) per common share	$(6.29)	$0.90	$3.92

Shares used to calculate diluted net income (loss) per common share	13,261	12,924	12,662

Dividends paid per common share	$2.25	$2.80	$2.80

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(82,167)	$12,804	$51,669
Other comprehensive income (loss):
Cash flow hedges:
Changes in net gains (losses) on derivatives, net of tax of $8, $(560) and $(71) for the years ended December 31, 2013, 2012 and 2011, respectively	13	(872)	(117)
Derivative settlement losses reclassified into earnings, net of tax of $(126) and $(108) for the years ended December 31, 2013 and 2012, respectively	205	176	—
Other hedges:
Changes in net gains (losses) on derivatives, net of tax of $39, $(74) and $79 for the years ended December 31, 2013, 2012 and 2011, respectively	62	(115)	128
Foreign currency translation.	2,762	8,071	(1,776)

Other comprehensive income (loss)	3,042	7,260	(1,765)

Comprehensive income (loss)	$(79,125)	$20,064	$49,904

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2010	12,392	$1	$493,395	$(33,628)	$(6,153)	$453,615
Exercises of stock options	3	—	37	—	—	37
Issuance of common stock through employee stock purchase plans	118	—	3,907	—	—	3,907
Vesting of restricted stock units	262	—	—	—	—	—
Repurchases of common stock	—	—	(7,743)	—	—	(7,743)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(9,141)	—	(27,792)	(36,933)
Change in dividend equivalents payable on restricted stock units	—	—	174	—	—	174
Stock-based compensation	—	—	17,213	—	—	17,213
Tax shortfalls from equity awards	—	—	(966)	—	—	(966)
Other comprehensive loss	—	—	—	(1,765)	—	(1,765)
Net income	—	—	—	—	51,669	51,669

Balance at December 31, 2011	12,775	1	496,876	(35,393)	17,724	479,208
Exercises of stock options	—	—	5	—	—	5
Issuance of common stock through employee stock purchase plan	107	—	3,008	—	—	3,008
Vesting of restricted stock units	131	—	—	—	—	—
Repurchases of common stock	—	—	(2,623)	—	—	(2,623)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(9,441)	—	(28,087)	(37,528)
Stock-based compensation	—	—	13,308	—	—	13,308
Tax shortfalls from equity awards	—	—	(356)	—	—	(356)
Other comprehensive income	—	—	—	7,260	—	7,260
Net income	—	—	—	—	12,804	12,804

Balance at December 31, 2012	13,013	1	500,777	(28,133)	2,441	475,086
Exercises of stock options	271	—	5,124	—	—	5,124
Issuance of common stock through employee stock purchase plan	229	—	2,997	—	—	2,997
Vesting of restricted stock units	233	—	—	—	—	—
Repurchases of common stock	—	—	(4,290)	—	—	(4,290)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(12,548)	—	(18,434)	(30,982)
Stock-based compensation	—	—	13,569	—	—	13,569
Tax benefits from equity awards	—	—	1,526	—	—	1,526
Other comprehensive income	—	—	—	3,042	—	3,042
Spin off of FTD Companies, Inc.	—	—	(300,146)	22,815	—	(277,331)
Net loss	—	—	—	—	(82,167)	(82,167)

Balance at December 31, 2013	13,746	$1	$207,009	$(2,276)	$(98,160)	$106,574

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(82,167)	$12,804	$51,669
Less: Income from discontinued operations, net of tax	12,829	24,505	16,007

Income (loss) from continuing operations	(94,996)	(11,701)	35,662
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	22,565	22,303	23,338
Stock-based compensation	10,440	8,854	13,334
Provision for doubtful accounts receivable	357	158	656
Contingent consideration—fair value adjustment	(5,124)	(836)	—
Impairment of goodwill, intangible assets and long-lived assets	52,899	26,910	—
Deferred taxes, net	35,607	(2,132)	6,096
Tax benefits (shortfalls) from equity awards	1,563	(64)	(824)
Excess tax benefits from equity awards	(1,144)	(10)	(220)
Other, net	481	1,016	(263)
Changes in operating assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivable, net	(1,898)	986	4,074
Inventories, net	(43)	(5,835)	(80)
Other assets	5,476	8,394	192
Accounts payable and accrued liabilities	2,619	(5,863)	(1,070)
Member redemption liability	(1,648)	(881)	(2,314)
Deferred revenue	(4,808)	(10,056)	(17,909)
Other liabilities	15	(3,249)	(5,711)

Net cash provided by operating activities from continuing operations	22,361	27,994	54,961

Cash flows from investing activities:
Purchases of property and equipment	(10,656)	(11,385)	(16,489)
Purchases of rights, content and intellectual property	(1,289)	(2,120)	(3,313)
Cash paid for acquisitions, net of cash acquired	(750)	(7,441)	—
Purchases of investments	(155)	(56)	—
Proceeds from sales of investments	87	440	236
Proceeds from sales of assets, net	67	—	221

Net cash used for investing activities from continuing operations	(12,696)	(20,562)	(19,345)

Cash flows from financing activities:
Proceeds from exercises of stock options	5,124	5	37
Proceeds from employee stock purchase plans	2,997	3,008	3,907
Repurchases of common stock	(4,290)	(2,623)	(7,743)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	(30,982)	(37,528)	(37,213)
Excess tax benefits from equity awards	1,144	10	220
Cash paid for contingent consideration	(3,437)	—	—

Net cash used for financing activities from continuing operations	(29,444)	(37,128)	(40,792)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(290)	1,038	(1,885)
Net cash provided by (used for) discontinued operations:
Operating activities	14,485	57,166	56,157
Investing activities	(8,999)	(10,509)	(7,896)
Financing activities	(30,055)	(17,659)	(5,359)
Effect of a change in cash and cash equivalents of discontinued operations	43,855	(20,290)	(15,183)

Net cash from discontinued operations	19,286	8,708	27,719

Change in cash and cash equivalents	(783)	(19,950)	20,658
Cash and cash equivalents, beginning of period	69,097	89,047	68,389

Cash and cash equivalents, end of period	$68,314	$69,097	$89,047

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. (together with its subsidiaries, "United Online" or the "Company"), through its operating subsidiaries, provides consumer services and products over the Internet under a number of brands, including Classmates, StayFriends, MyPoints, NetZero, and Juno. The Company reports its business in two reportable segments: Content & Media and Communications. The Company's Content & Media segment provides social networking products and services and a loyalty marketing service. The Company's primary Communications service is Internet access. On a combined basis, the Company's web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers.

        On November 1, 2013, United Online, Inc. consummated the separation of FTD Companies, Inc. (together with its subsidiaries, "FTD") from United Online, Inc. through a tax-free distribution of all FTD Companies, Inc. common stock held by United Online, Inc. to United Online, Inc.'s stockholders (the "FTD Spin-Off Transaction"). On October 31, 2013, immediately prior to the completion of the FTD Spin-Off Transaction, United Online, Inc. implemented a one-for-seven reverse stock split of shares of United Online, Inc. common stock. Accordingly, the results of operations, the financial condition and the cash flows of FTD have been presented as discontinued operations for all periods presented. Further, except as noted, all United Online, Inc. common stock share information and related per share amounts have been adjusted to reflect the one-for-seven reverse stock split of shares of United Online, Inc. common stock.

        Prior to the completion of the FTD Spin-Off Transaction, United Online, Inc. and FTD entered into a Separation and Distribution Agreement, a Tax Sharing Agreement and an Employee Matters Agreement, each dated October 31, 2013, that govern the post-separation relationship. In addition, United Online, Inc. and FTD entered into a Transition Services Agreement, dated October 31, 2013, as amended January 2, 2014, under which United Online, Inc. agreed to provide FTD with various services on an interim, transitional basis, generally for a period of up to 12 months.

        The Company's corporate headquarters are located in Woodland Hills, California, and the Company also maintains offices in Seattle, Washington; San Mateo, California; Erlangen, Germany; Berlin, Germany; San Francisco, California; Schaumburg, Illinois; Fort Lee, New Jersey; and Hyderabad, India.

Basis of Presentation

        The Company's consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for such periods are not necessarily indicative of the results expected for any future periods.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        The most significant areas of the consolidated financial statements that require management judgment include the Company's revenue recognition, goodwill, definite-lived intangible assets and other long-lived assets, member redemption liability, income taxes, contingent consideration, and legal contingencies. The accounting policies for these areas are discussed elsewhere in these consolidated financial statements.

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

        During the quarter ended March 31, 2013, the Company identified an error in the calculation of the MyPoints member redemption liability, which impacted prior-period balances. The Company evaluated this error and concluded that it did not result in a material misstatement of the Company's previously-issued consolidated financial statements. Accordingly, the Company has determined to revise, in this report, its previously-reported consolidated financial statements, including the Company's consolidated balance sheet at December 31, 2012 and consolidated statements of operations and cash flows for the years ended December 31, 2012 and 2011, to adjust for this error. As a result of this error, accrued liabilities, additional paid-in capital and retained earnings were overstated by $0.4 million, $0.2 million and $0.8 million, respectively, at December 31, 2012 and member redemption liability—current, member redemption liability—long-term, and other liabilities were understated by $0.9 million, $0.2 million and $0.3 million, respectively, at December 31, 2012. Additionally, cost of revenues—services was understated by $92,000 and $98,000 for the years ended December 31, 2012 and 2011, respectively, provision for income taxes was overstated by $35,000 and $37,000 for the years ended December 31, 2012 and 2011, respectively, and net income was overstated by $57,000 and $61,000 for the years ended December 31, 2012 and 2011, respectively. There was no impact on net cash provided by operating activities; however, adjustments to deferred taxes, net, within cash flows from operating activities was understated by $0.3 million for the year ended December 31, 2012, changes in member redemption liability within cash flows from operating activities were understated by $92,000 million and $98,000, respectively, for the years ended December 31, 2012 and 2011, respectively, and changes in accounts payable and accrued liabilities within cash flows from operating activities was overstated by $0.3 million and $37,000 for the years ended December 31, 2012 and 2011, respectively.

        During the quarter ended March 31, 2013, the Company identified an error in the calculation of the provision for income taxes as it relates to changes in the estimated fair value of contingent consideration. Changes in the estimated fair value of contingent consideration are recorded in the consolidated statements of operations, while, for tax purposes, such changes are treated as a purchase price adjustment; however, the Company previously recorded a provision for income taxes associated with such changes. The Company evaluated this error and concluded that it did not result in a material misstatement of the Company's previously-reported consolidated financial statements. Accordingly, the Company has determined to revise, in this report, its previously-reported consolidated financial

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

statements, including the Company's consolidated balance sheet at December 31, 2012 and consolidated statement of operations and cash flows for the year ended December 31, 2012. As a result of this error, other current assets, accrued liabilities and retained earnings were understated by $0.4 million, $0.1 million and $0.3 million, respectively, at December 31, 2012. Additionally, the provision for income taxes was overstated by $0.3 million for the year ended December 31, 2012. There was no impact on net cash provided by operating activities; however, changes in other assets within cash flows from operating activities was understated by $0.4 million and changes in accounts payable and accrued liabilities within cash flows from operating activities were overstated by $0.1 million for the year ended December 31, 2012, respectively.

Accounting Policies

        Segments—The Company complies with the reporting requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280, Segment Reporting. Management measures and reviews segment performance for internal reporting purposes in accordance with the "management approach" defined in ASC 280. The reportable segments identified in Note 2 below are the segments of the Company for which separate financial information is available and for which segment results are regularly reviewed by the Company's chief operating decision maker in deciding how to allocate resources and assess performance.

        Cash and Cash Equivalents—The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which have a maturity date within three months from the date of purchase.

        At December 31, 2013 and 2012, the Company's cash and cash equivalents were maintained primarily with major financial institutions and brokerage firms in the United States ("U.S."), Germany and India. Deposits with these institutions and firms generally exceed the amount of insurance provided on such deposits.

        Accounts Receivable—The Company's accounts receivable are derived primarily from revenues earned from advertising customers located in the U.S. and pay accounts. The Company extends credit based upon an evaluation of the customer's financial condition and, generally, collateral is not required. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable and, to date, such losses have been within management's expectations.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        At December 31, 2013, one customer comprised approximately 11% of the Company's consolidated accounts receivable balance. At December 31, 2012, the Company did not have any individual customers that comprised more than 10% of the consolidated accounts receivable balance. For the years ended December 31, 2013, 2012 and 2011, the Company did not have any individual customers that comprised more than 10% of total revenues.

        Inventories—Inventories consist of finished goods, including gift cards related to the Company's member redemption liability, mobile broadband service devices, and modems. Inventories are stated at the lower of cost or market value. Inventories are valued using the first-in-first-out ("FIFO") method. Inventories also consist of work-in-process mobile broadband service devices, which have not yet been loaded with Company firmware required for functionality. The Company's management regularly assesses the valuation of inventory and reviews inventory quantities on hand and, if necessary, records a provision for excess and obsolete inventory based primarily on the age of the inventory and forecasts of product demand, as well as markdowns for the excess of cost over the amount we expect to realize from the sale of certain inventory. The Company recorded a $0.6 million loss and a $1.2 million loss on the markdown of mobile broadband service inventory-related balances during the years ended December 31, 2013 and 2012, respectively. The Company had no inventory markdowns during the year ended December 31, 2011.

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

        Derivative Instruments—The Company applies the provisions of ASC 815, Derivatives and Hedging. The Company enters into forward foreign currency exchange contracts to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. The Company records derivative instruments in other current assets or accrued liabilities in the consolidated balance sheets at fair value. The Company records changes in the fair value (i.e., gains or losses) of derivatives as other income, net, or technology and development expenses in the consolidated statements of operations or in accumulated other comprehensive loss in the consolidated balance sheets. The forward foreign currency exchange contracts do not contain any credit risk-related contingent features. The Company's hedging program is not designed for trading or speculative purposes.

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

        Cash Flow Hedges—The Company enters into forward foreign currency exchange contracts designated as cash flow hedges to hedge certain forecasted expense transactions occurring up to 12 months in the future and denominated in currencies other than the U.S. Dollar. The Company initially reports the gains or losses related to the effective portion of the hedges as a component of accumulated other comprehensive loss in the consolidated balance sheets and subsequently reclassifies the forward foreign currency exchange contracts' gains or losses to technology and development expenses when the hedged expenses are recorded. The Company excludes the change in the time value of the forward foreign currency exchange contracts from its assessment of their hedge effectiveness. Gains or losses related to the change in time value of the forward foreign currency exchange contracts are immediately recognized in other income, net, along with any ineffectiveness. The Company presents the cash flows from cash flow hedges in the same category in the consolidated statements of cash flows as the category for the cash flows from the hedged items.

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

        For additional information related to derivative instruments, see Note 5—"Derivative Instruments".

        Fair Value of Financial Instruments—ASC 820, Fair Value Measurements and Disclosures, establishes a three-tiered hierarchy that draws a distinction between market participant assumptions based on (i) quoted prices (unadjusted) in active markets for identical assets and liabilities (Level 1); (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). In accordance with ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company will be required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Fair values of cash and cash equivalents, short-term accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate their carrying amounts because of their short-term nature. Time deposits, which are included in cash equivalents, are valued at amortized cost, which approximates fair value. Derivative instruments are recognized in the consolidated balance sheets at their fair values based on third-party inputs. The fair values of the forward foreign currency exchange contracts are calculated based on income approach observable market inputs adjusted for counterparty risk of nonperformance. The key assumptions used in calculating the fair value of these derivative instruments are the forward foreign currency exchange rates and discount rate.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        Goodwill—Goodwill represents the excess of the purchase price of an acquired entity over the fair value of the net tangible and intangible assets acquired. The Company accounts for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, which among other things, addresses financial accounting and reporting requirements for acquired goodwill. ASC 350 prohibits the amortization of goodwill and requires the Company to test goodwill at the reporting unit level for impairment at least annually.

        The Company tests the goodwill of its reporting units for impairment annually during the fourth quarter of its fiscal year and whenever events occur or circumstances change that would more likely than not indicate that the goodwill might be impaired. Events or circumstances which could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key management or other personnel, significant changes in the manner of the Company's use of the acquired assets or the strategy for the acquired business or the Company's overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

        Testing goodwill for impairment involves a two-step quantitative process. However, prior to performing the two-step quantitative goodwill impairment test, the Company has the option to first assess qualitative factors to determine whether or not it is necessary to perform the two-step quantitative goodwill impairment test for selected reporting units. If the Company chooses the qualitative option, the Company is not required to perform the two-step quantitative goodwill impairment test unless it has determined, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the two-step quantitative impairment test is required or chosen, the first step of the impairment test involves comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of a reporting unit is less than its carrying amount, including goodwill, then the carrying amount of the goodwill is compared with its implied fair value, which is determined by deducting the aggregate fair value of the reporting unit's identifiable assets and liabilities from the fair value of the reporting unit, and an impairment loss is recognized in an amount equal to the excess.

        The process of estimating the fair value of goodwill is subjective and requires the Company to make estimates that may significantly impact the outcome of the analyses. The estimated fair value for each reporting unit is determined using a combination of the income approach and the market approach. The income approach is weighted at 75%, unless a meaningful base of market data is unavailable, in which case, the market approach is not used. Under the income approach, each reporting unit's fair value is estimated based on the discounted cash flow method. The discounted cash flow method is dependent upon a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions. Under the market approach, using the guideline company method, each reporting unit's fair value was estimated by multiplying the reporting unit's assessed sustainable level of revenues and normalized earnings before interest, taxes, depreciation, and amortization ("EBITDA") by selected revenue and EBITDA multiples based on market statistics of identified public companies comparable to the respective reporting unit.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        Finite-Lived Intangible Assets and Other Long-Lived Assets—The Company accounts for identifiable intangible assets and other long-lived assets in accordance with ASC 360, Property, Plant and Equipment, which addresses financial accounting and reporting for the impairment and disposition of identifiable intangible assets and other long-lived assets. Intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. The Company evaluates the recoverability of identifiable intangible assets and other long-lived assets for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or other personnel, significant negative industry or economic trends, changes in the Company's operating model or strategy, and competitive forces. In determining if an impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. Definite-lived intangible assets are amortized on either a straight-line basis or an accelerated basis over their estimated useful lives, ranging from two to ten years.

        Member Redemption Liability—Member redemption liability for loyalty marketing service points represents the estimated costs associated with the obligation of MyPoints.com, Inc. ("MyPoints") to redeem outstanding points accumulated by its loyalty marketing service members, less an allowance for points expected to expire prior to redemption. The estimated cost of points is primarily presented in cost of revenues, except for the portion related to member acquisition activities, internal marketing surveys and other non-revenue generating activities, which are presented in sales and marketing expenses. The member redemption liability is recognized when members earn points, less an allowance for points expected to expire, and is reduced when members redeem accumulated points upon reaching required redemption thresholds or when points expire prior to redemption.

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

        Contingent Consideration—Fair Value Adjustment—The Company measures its contingent consideration liability at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. Contingent consideration—fair value adjustment includes changes in fair value measurements of the contingent consideration, as well as interest expense related to the contingent consideration, and is recorded in the consolidated statements of operations. The current and noncurrent portions of the related liability are included in accrued liabilities and other liabilities, respectively, in the consolidated balance sheets. Changes to one or multiple inputs to the Monte-Carlo simulation used to estimate fair value, including the discount rate, growth rates, volatility rates, the estimated number of daily registrations, and the estimated rate of conversion of new subscribers to pay accounts, could significantly impact the estimated fair value of the contingent consideration. The Company reviews and reassesses the estimated fair value of the contingent consideration on a quarterly basis, and future fair value estimates could differ from the initial estimate.

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

        Revenues are comprised of services revenues, which are derived primarily from fees charged to pay accounts; advertising and other revenues; and products revenues, which are derived primarily from the sale mobile broadband service devices and related shipping and handling fees, from the sale of yearbook reprints and related shipping fees, and from the sale of third-party merchandise.

        Service revenues for the Company's social networking services and for its Communications services are derived primarily from fees charged to pay accounts and are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. The Company's pay accounts generally pay in advance for their services by credit card, PayPal or check, and revenues are then recognized ratably over the service period. Advance payments from pay accounts are recorded on the consolidated balance sheets as deferred revenue. The Company offers alternative payment methods to credit cards for certain Communications pay service plans. These alternative payment methods currently include use of automated clearinghouse, payment by money order, or payment through a local

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

telephone company. In circumstances where payment is not received in advance, revenues are only recognized if collectibility is reasonably assured.

        Advertising revenues from the Company's social networking services and from its Communications services consist primarily of amounts from its Internet search partner that are generated as a result of users utilizing the partner's Internet search services, amounts generated from display advertisements, and amounts generated from referring members to third-party websites or services. The Company recognizes such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, the Company ensures that a written contract is in place, such as a standard insertion order or a customer-specific agreement. The Company assesses whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of the Company's internally-tracked performance data to the contractual performance obligation and, when available, to third-party or customer-provided performance data.

        Advertising and other revenues for the Company's loyalty marketing service consist primarily of fees generated when emails are transmitted to members, when members respond to emails and when members complete online transactions. Each of these activities is a discrete, independent activity, which generally is specified in the agreement with each advertising customer. As the earning activities take place, activity measurement data (examples include the number of emails delivered and the number of responses received) is accumulated and the related revenues are recorded. The Company's loyalty marketing service also generates revenues from the sale of gift cards.

        The Company's social networking products revenues are derived from the sale of yearbook reprints and related shipping fees. Products revenues from the sale of yearbook reprints are recognized upon delivery to the customer. Shipping fees charged to customers are recognized at the time the related products revenues are recognized and are included in products revenues. Shipping costs are included in cost of revenues.

        The Company's Communications products revenues are generated from the sale of mobile broadband service devices and the related shipping and handling fees and are recognized upon delivery of such devices. Sales of mobile broadband service devices bundled with free service plans are allocated using the relative selling price method in accordance with the multiple-element arrangement provisions of ASC 605. The selling prices of the Company's mobile broadband paid service plans are determined by vendor specific objective evidence, which is based upon the monthly stand-alone selling price of each plan. The selling prices of the mobile broadband service devices and free service plans are determined by management's best estimate of selling price, which considers market and economic conditions, internal costs, pricing, and discounting practices. The revenues allocated to the free service plans are recognized ratably over the service period.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        Cost of Revenues—Cost of revenues primarily includes product costs; shipping and delivery costs; printing and postage costs; costs of points earned by members of the Company's loyalty marketing service; telecommunications and data center costs; depreciation of network computers and equipment; license fees; costs related to providing customer support; costs related to customer billing and billing support for the Company's pay accounts; domain name registration fees; and personnel- and overhead-related costs associated with operating the Company's networks and data centers.

        Sales and Marketing—Sales and marketing expenses include expenses associated with promoting the Company's brands, services and products and with generating advertising revenues. Expenses associated with promoting the Company's brands, services and products include advertising and promotion expenses; fees paid to distribution partners, third-party advertising networks and co-registration partners to acquire new pay and free accounts; personnel and overhead-related expenses for marketing, merchandising, customer service, and sales personnel; and telemarketing costs incurred to acquire and retain pay accounts and up-sell pay accounts to additional services. Expenses associated with generating advertising revenues include sales commissions and personnel-related expenses. The Company has expended significant amounts on sales and marketing, including branding and customer acquisition campaigns consisting of television, Internet, public relations, sponsorships, print, and outdoor advertising, and on retail and other performance-based distribution relationships. Marketing and advertising costs to promote the Company's services and products are expensed in the period incurred. Advertising and promotion expenses include media, agency and promotion expenses. Media production costs are expensed the first time the advertisement is run. Media and agency costs are expensed over the period the advertising runs. Advertising and promotion expenses for the years ended December 31, 2013, 2012 and 2011 were $34.1 million, $40.5 million and $37.5 million, respectively. At December 31, 2013, the Company did not have any prepaid advertising and promotion expenses. At December 31, 2012, prepaid advertising and promotion expenses totaling $9,000 were included in other current assets in the consolidated balance sheet.

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

        Software Development Costs—The Company accounts for costs incurred to develop software for internal use in accordance with ASC 350, which requires such costs be capitalized and amortized over the estimated useful life of the software. The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company capitalized costs associated with internal-use software totaling $5.6 million and $7.0 million in the years ended December 31, 2013 and 2012, respectively, which are being depreciated on a straight-line basis over each project's estimated useful life, which is generally three years. Capitalized internal-use software is

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        Foreign Currency Translation—The Company accounts for foreign currency translation in accordance with ASC 830, Foreign Currency Matters. The functional currency of each of the Company's international subsidiaries is its respective local currency. The financial statements of these subsidiaries are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders' equity in the consolidated balance sheets.

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

        In connection with the FTD Spin-Off Transaction, the Company entered into a Tax Sharing Agreement with FTD. The Tax Sharing Agreement generally will govern the Company's and FTD's respective rights, responsibilities, and obligations after the consummation of the FTD Spin-Off Transaction with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"), including as a result of Section 355(e) of the Code. Under the Tax Sharing Agreement, with certain exceptions, FTD generally will be responsible for the payment of all income and non-income taxes attributable to its operations or the operations of its subsidiaries, and FTD will indemnify the Company for these taxes. With certain exceptions, the Company generally will be responsible for the payment of all other income and non-income taxes, including consolidated U.S. federal income taxes of the United Online tax reporting group for which FTD is severally liable, and the Company will indemnify FTD for these taxes. The Company and FTD generally will be jointly responsible for any taxes that arise from the failure of the FTD Spin-Off Transaction to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Code, if such failure is for any reason for which neither the Company nor FTD is responsible.

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

        Operating Leases—The Company leases office space, data centers, and certain office equipment under operating lease agreements with original lease periods of up to ten years. Certain of the lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease.

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

the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently assessing the impact of this update, and believes that its adoption in the first quarter of 2014 will not have a material impact on the Company's consolidated financial statements.

2. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Year Ended December 31, 2013
	Content & Media	Communications	Total
Services	$82,591	$68,393	$150,984
Products	3,136	3,743	6,879
Advertising and other	48,120	28,722	76,842

Total segment revenues	$133,847	$100,858	$234,705

Segment income (loss) from operations	$(26,952)	$32,381	$5,429

	Year Ended December 31, 2012
	Content & Media	Communications	Total
Services	$95,119	$78,089	$173,208
Products	3,646	3,011	6,657
Advertising and other	54,731	24,342	79,073

Total segment revenues	$153,496	$105,442	$258,938

Segment income from operations	$1,120	$35,129	$36,249

	Year Ended December 31, 2011
	Content & Media	Communications	Total
Services	$123,992	$100,770	$224,762
Products	1,155	—	1,155
Advertising and other	60,328	25,762	86,090

Total segment revenues	$185,475	$126,532	$312,007

Segment income from operations	$43,352	$61,196	$104,548

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Segment revenues:
Content & Media	$133,847	$153,496	$185,475
Communications	100,858	105,442	126,532

Total segment revenues	234,705	258,938	312,007
Corporate	145	—	—
Intersegment eliminations	(1,236)	(1,173)	(1,048)

Consolidated revenues	$233,614	$257,765	$310,959

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Segment operating expenses:
Content & Media	$160,799	$152,376	$142,123
Communications	68,477	70,313	65,336

Total segment operating expenses	229,276	222,689	207,459
Depreciation	14,011	15,799	17,019
Amortization of intangible assets	8,554	6,502	6,320
Unallocated corporate expenses	35,552	25,719	31,644
Intersegment eliminations	(1,236)	(1,173)	(1,048)

Consolidated operating expenses	$286,157	$269,536	$261,394

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment income (loss) from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income (loss) was as follows for each period presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Segment income (loss) from operations:
Content & Media	$(26,952)	$1,120	$43,352
Communications	32,381	35,129	61,196

Total segment income from operations	5,429	36,249	104,548
Corporate revenue	145	—	—
Depreciation	(14,011)	(15,799)	(17,019)
Amortization of intangible assets	(8,554)	(6,502)	(6,320)
Unallocated corporate expenses	(35,552)	(25,719)	(31,644)

Consolidated operating income (loss)	$(52,543)	$(11,771)	$49,565

        U.S. revenues totaled $200.3 million, $222.1 million, and $267.3 million for the year ended December 31, 2013, 2012 and 2011, respectively. International revenues primarily are generated by the Company's operations in Europe. International revenues totaled $33.3 million, $35.6 million, and $43.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011 revenues from Germany comprised 11%, 11% and 12% of total consolidated revenues, respectively.

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	December 31,
	2013	2012
United States	$19,644	$24,935
Europe	3,181	2,718
India	232	321

Total long-lived assets	$23,057	$27,974

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS

Inventories

        Inventories consisted of the following (in thousands):

	December 31,
	2013	2012
Work-in-process	$2,096	$—
Finished goods	5,441	8,119

Total	$7,537	$8,119

Other Current Assets

        Other current assets consisted of the following (in thousands):

	December 31,
	2013	2012
Prepaid expenses	$5,442	$4,245
Prepaid insurance	1,537	1,054
Income taxes receivable	765	266
Other	2,654	3,598

Total	$10,398	$9,163

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Computer software and equipment	$136,258	$136,247
Furniture and fixtures	11,247	11,300

	147,505	147,547
Less: accumulated depreciation and amortization	(125,604)	(120,839)

Total	$21,901	$26,708

        Depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2013, 2012 and 2011 was $14.0 million, $15.8 million and $17.0 million, respectively.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Employee compensation and related liabilities	$15,246	$15,388
Non-income taxes payable	1,161	2,671
Contingent consideration—fair value adjustment	—	3,899
Income taxes payable	3,147	472
Customer deposits	207	171
Reserve for legal settlement	1,467	700
Accrued restructuring and other exit costs	235	68
Other	1,894	1,594

Total	$23,357	$24,963

Other Liabilities

        Other liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Income tax payable	$4,937	$4,766
Contingent consideration	—	4,662
Other	734	1,347

Total	$5,671	$10,775

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the years ended December 31, 2012 and 2013 were as follows (in thousands):

	Content & Media	Communications	Total
Balance at December 31, 2011:
Goodwill (excluding impairment charges)	$124,712	$13,227	$137,939
Accumulated impairment charges	—	(5,738)	(5,738)

Goodwill at December 31, 2011	124,712	7,489	132,201
Acquisition of schoolFeed, Inc.	12,457	—	12,457
Impairment charge	(26,606)	—	(26,606)
Foreign currency translation	3	—	3

Balance at December 31, 2012:
Goodwill (excluding impairment charges)	137,172	13,227	150,399
Accumulated impairment charges	(26,606)	(5,738)	(32,344)

Goodwill at December 31, 2012	110,566	7,489	118,055

Acquisition of the Yearbook App	413	—	413
Impairment charge	(52,899)	—	(52,899)
Foreign currency translation	8	—	8

Balance at December 31, 2013:
Goodwill (excluding impairment charges)	137,593	13,227	150,820
Accumulated impairment charges	(79,505)	(5,738)	(85,243)

Goodwill at December 31, 2013	$58,088	$7,489	$65,577

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

        The Company performed its annual goodwill impairment assessment for all of its reporting units during the quarter ended December 31, 2012. The Company did not perform a qualitative assessment to determine whether it is more likely than not that goodwill is impaired. The first step of the quantitative goodwill impairment test resulted in the determination that the estimated fair values of the Classmates and Communications reporting units exceeded their respective carrying amounts, including goodwill. Accordingly, the second step was not required for these reporting units.

        The MyPoints reporting unit typically generates higher revenues and operating income in the quarter ending December 31 when compared to the other quarters. In the quarter ended December 31, 2012, revenues and operating income were substantially lower than expected. The Company lowered its

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

forecast for future periods, which resulted in the determination that the estimated fair value of the MyPoints reporting unit was less than its carrying amount, including goodwill. Accordingly, the second step of the quantitative goodwill impairment test was performed. Based on the results of the second step, the Company recorded a goodwill impairment charge totaling $26.6 million. The impairment charge was included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations.

        During the quarter ended September 30, 2013, due to a decline in internal financial projections, the Company performed an interim quantitative goodwill assessment for its Classmates reporting unit. Due to the complexity and the effort required to estimate the fair value of the Classmates reporting unit in step one of the impairment test and to estimate the fair value of all assets and liabilities of the Classmates reporting unit in step two of the test, the fair value estimates were derived based on preliminary assumptions and analysis that are subject to change. Based on the Company's preliminary analysis, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the Classmates reporting unit. As a result, the Company recorded its best estimate of $50.2 million for the goodwill impairment charge during the quarter ended September 30, 2013. The Company recorded an adjustment of $2.7 million to the estimated impairment charge during the quarter ended December 31, 2013, for a total impairment charge of $52.9 million for the year ended December 31, 2013. The impairment charge was included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations.

        The Company performed its annual goodwill impairment assessment for all of its reporting units during the quarter ended December 31, 2013. The Company did not perform a qualitative assessment to determine whether it is more likely than not that goodwill is impaired. The first step of the quantitative goodwill impairment test resulted in the determination that the estimated fair values of the Company's reporting units substantially exceeded their respective carrying amounts, including goodwill. Accordingly, the second step was not required.

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	December 31, 2013
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$103,357	$(99,109)	$4,248
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	26,082	(23,760)	2,322
Software and technology	8,518	(6,242)	2,276
Rights, content and intellectual property	13,748	(7,295)	6,453

Total	$159,605	$(144,306)	$15,299

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

	December 31, 2012
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$103,284	$(96,253)	$7,031
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	26,082	(22,032)	4,050
Software and technology	8,146	(5,673)	2,473
Rights, content and intellectual property	14,413	(5,818)	8,595

Total	$159,825	$(137,676)	$22,149

        Amortization expense related to intangible assets for the years ended December 31, 2013, 2012 and 2011 was $8.6 million, $6.5 million and $6.3 million, respectively.

        Estimated future intangible asset amortization expense at December 31, 2013 was as follows (in thousands):

		Year Ending December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
Estimated amortization of intangible assets	$15,299	$6,210	$3,105	$2,839	$1,856	$789	$500

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

5. DERIVATIVE INSTRUMENTS

        The fair and notional values of outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
		December 31,		December 31,
	Balance Sheet Location
		2013	2012	2013	2012
Derivative assets	Other current assets	$45	$14	$1,187	$337
Derivative liabilities	Accrued liabilities	$49	$221	$3,773	$5,135

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DERIVATIVE INSTRUMENTS (Continued)

        The effect of derivatives designated as cash flow hedging instruments on accumulated other comprehensive loss, other income, net, and technology and development expenses was as follows (in thousands):

	Change in Gains (Losses) Recognized in Accumulated Other Comprehensive Loss on Derivatives Before Tax
	Year Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	2013	2012	2011
Forward foreign currency exchange contracts	$130	$62	$(188)

        At December 31, 2013, the effective portion, before tax effect, of the Company's forward foreign currency exchange contracts designated as cash flow hedging instruments was $4,000, all of which was expected to be reclassified from accumulated other comprehensive loss into the consolidated statement of operations within the next 12 months.

		Gains (Losses) Recognized in Earnings on Derivatives (Amount Excluded from Effectiveness Testing)
		Year Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	Location	2013	2012	2011
Forward foreign currency exchange contracts	Other income, net	$100	$258	$(52)

        In the years ended December 31, 2013, 2012 and 2011, $(8,000), $(17,000), and $0, respectively, was the ineffectiveness related to the Company's cash flow hedging instruments.

		Losses Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
		Year Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	Location	2013	2012	2011
Forward foreign currency exchange contracts	Technology and development expenses	$323	$267	$—

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DERIVATIVE INSTRUMENTS (Continued)

        The effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

		Gains (Losses) Recognized in Earnings on Derivatives
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location	2013	2012	2011
Forward foreign currency exchange contracts	Other income, net	$44	$(75)	$654

        For additional information related to derivative instruments, see Note 1—"Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements—Derivative Instruments".

6. FAIR VALUE MEASUREMENTS

Financial Assets and Derivative Instruments

        The following table presents information about financial assets and derivative instruments that were required to be measured at fair value on a recurring basis (in thousands):

	Estimated Fair Value
	December 31, 2013
Description	Level 1	Level 2	Total
Assets:
Money market funds	$37,715	$—	$37,715
Time deposits	—	10,971	10,971
Derivative assets	—	45	45

Total	$37,715	$11,016	$48,731

Liabilities:
Derivative liabilities	$—	$49	$49

Total	$—	$49	$49

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

	Estimated Fair Value
	December 31, 2012
Description	Level 1	Level 2	Total
Assets:
Money market funds	$25,685	$—	$25,685
Time deposits	—	9,021	9,021
Derivative assets	—	14	14

Total	$25,685	$9,035	$34,720

Liabilities:
Derivative liabilities	$—	$221	$221

Total	$—	$221	$221

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

Classmates Goodwill

        During the quarter ended September 30, 2013, the Company recorded a preliminary goodwill impairment charge related to the Classmates reporting unit totaling $50.2 million. The Company recorded an additional $2.7 million goodwill impairment charge related to the Classmates reporting

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

unit during the quarter ended December 31, 2013. Accordingly, such goodwill was required to be measured at fair value on a non-recurring basis and, at December 31, 2013, the estimated fair value was as follows (in thousands):

Estimated Fair Value
Description	Total (Level 3)
Assets:
Classmates reporting unit goodwill	$35,573

        The Company estimated the fair value of the Classmates reporting unit using the income approach, as a meaningful base of market data was not available to also use the market approach. The inputs for the fair value calculations of the reporting unit included a 4% growth rate to calculate the terminal value and a discount rate of 12%. In addition, the Company assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical trends.

7. STOCKHOLDERS' EQUITY

Preferred Stock

        United Online, Inc. has 5.0 million shares of preferred stock authorized with a par value of $0.0001. At December 31, 2013 and 2012, United Online, Inc. had no preferred shares issued or outstanding.

Reverse Stock Split

        On October 31, 2013, United Online, Inc. effected a one-for-seven reverse stock split of shares of United Online, Inc. common stock. Except as noted, all United Online, Inc. common stock share information and related per share amounts have been adjusted to reflect the one-for-seven reverse stock split of shares of United Online, Inc.

Dividends

        Dividends are paid on shares of common stock outstanding as of the record date. In addition, dividend equivalents are generally paid on nonvested restricted stock units outstanding as of the record date.

        In January, April, July, and October 2011, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.70 per share of common stock, as adjusted to reflect the one-for-seven reverse stock split. The dividends were paid on February 28, 2011, May 31, 2011, August 31, 2011, and November 30, 2011 and totaled $9.4 million, $9.3 million, $9.3 million, and $9.3 million, respectively, including dividend equivalents paid on nonvested restricted stock units.

        In January, April, July, and October 2012, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.70 per share of common stock, as adjusted to reflect the one-for-seven reverse stock split. The dividends were paid on February 29, 2012, May 31, 2012, August 31, 2012, and November 30, 2012 and totaled $9.3 million, $9.4 million, $9.4 million, and $9.4 million, respectively, including dividend equivalents paid on nonvested restricted stock units.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY (Continued)

        In January, April, and July 2013, United Online, Inc.'s Board of Directors declared quarterly cash dividends of $0.70 per share of common stock, as adjusted to reflect the one-for-seven reverse stock split. The dividends were paid on February 28, 2013, May 31, 2013, and August 30, 2013 and totaled $9.4 million, $9.7 million, and $9.7 million, respectively, including dividend equivalents paid on nonvested restricted stock units. In November 2013, United Online, Inc.'s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock. The dividends were paid on November 29, 2013 and totaled $2.2 million, including dividend equivalents paid on nonvested restricted stock units.

        In January 2014, the Company announced that United Online, Inc.'s Board of Directors determined to discontinue cash dividend payments in order to provide financial flexibility to support anticipated long-term growth initiatives.

Common Stock Repurchases

        In May 2001, United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. From August 2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013, and in September 2013, the Board of Directors further extended the Program through December 31, 2014. There were no repurchases under the Program in the year ended December 31, 2013 and, at December 31, 2013, the authorization remaining under the Program was $80.0 million.

        Shares withheld upon the vesting of restricted stock units to pay minimum statutory employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units, the Company currently does not collect the minimum statutory withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the minimum statutory withholding taxes in cash. The amounts remitted in the year ended December 31, 2013, 2012 and 2011 were $4.3 million, $2.6 million, and $7.7 million, respectively, for which the Company withheld 0.3 million, 0.1 million, and 0.2 million shares of common stock, respectively, that were underlying the restricted stock units that vested.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY (Continued)

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Gains (Losses) on Cash Flow Hedging Instruments, Net of Tax	Gains (Losses) on Other Hedging Instruments, Net of Tax	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$—	$—	$(33,628)	$(33,628)
Other comprehensive income (loss)	(117)	128	(1,776)	(1,765)

Balance at December 31, 2011	(117)	128	(35,404)	(35,393)
Other comprehensive income (loss) before reclassifications	(872)	(115)	8,071	7,084
Amounts reclassified from accumulated other comprehensive income (loss)	176	—	—	176

Other comprehensive income (loss)	(696)	(115)	8,071	7,260

Balance at December 31, 2012	(813)	13	(27,333)	(28,133)
Other comprehensive income (loss) before reclassifications	13	62	2,762	2,837
Amounts reclassified from accumulated other comprehensive income (loss)	205	—	—	205

Other comprehensive income	218	62	2,762	3,042

FTD Spin-Off Transaction	602	(75)	22,288	22,815

Balance at December 31, 2013	$7	$—	$(2,283)	$(2,276)

        All amounts reclassified from accumulated other comprehensive loss were related to losses on derivatives classified as cash flow hedges. These reclassifications impacted technology and development expenses in the consolidated statements of operations.

8. STOCK-BASED COMPENSATION PLANS

        The Company has one active equity plan, the 2010 Incentive Compensation Plan, as amended and restated as of June 13, 2013 (the "Plan"), under which, in general, the Company is authorized to grant restricted stock units, stock awards and stock options.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

        Upon the exercise of a stock option award, the vesting of a restricted stock unit or the award of common stock or restricted stock, shares of common stock are issued from authorized but unissued shares. Pursuant to the Plan, each restricted stock unit and stock award granted decreases shares available for grant by three shares and cancelations of such shares increase the shares available for grant by three shares.

        At December 31, 2013, there were 16.3 million aggregate shares reserved for issuance and 12.5 million shares available for grant under the Plan.

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the consolidated statements of operations for each of the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Operating expenses:
Cost of revenues	$111	$231	$336
Sales and marketing	716	810	1,166
Technology and development	1,319	1,545	2,047
General and administrative	8,294	6,268	9,785

Total stock-based compensation	$10,440	$8,854	$13,334

Tax benefit recognized(a)	$3,560	$2,347	$3,293

(a)
Income tax benefit for the year ended December 31, 2013 is presented prior to consideration of the Company's deferred tax asset valuation allowance. See Note 9—"Income Taxes".

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

Restricted Stock Units

        The following table summarizes activity for restricted stock units for the year ended December 31, 2013:

	Restricted Stock Units(a)(b)	Weighted-Average Grant Date Fair Value(a)(b)
	(in thousands)
Nonvested at December 31, 2012	1,917	$11.06
Granted	1,340	$11.71
Vested	(955)	$11.26
Canceled	(108)	$10.84
FTD Spin-Off Transaction	(979)	*

Nonvested at December 31, 2013	1,215	$11.53

(a)
Reflects the one-for-seven reverse stock split implemented immediately prior to the completion of the FTD Spin-Off Transaction.

(b)
Reflects the equitable adjustment to the number of unvested restricted stock units necessary to maintain the intrinsic value of those awards immediately prior to and following the FTD Spin-Off Transaction.

*
Not meaningful

        The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2013, 2012 and 2011 was $11.71, $9.62 and $13.23, respectively. The fair value of restricted stock units that vested during the years ended December 31, 2013, 2012 and 2011 was $10.8 million, $7.6 million and $19.8 million, respectively. At December 31, 2013, the intrinsic value of nonvested restricted stock units was $16.7 million. At December 31, 2013, nonvested restricted stock units expected to vest totaled 1.1 million with an intrinsic value totaling $15.2 million. At December 31, 2013, total unrecognized compensation cost related to nonvested restricted stock units, net of expected forfeitures, was $9.5 million and was expected to be recognized over a weighted-average period of 1.2 years.

        In February 2014, 0.5 million restricted stock units vested and, upon such vesting, 0.2 million shares of common stock were withheld to pay applicable required employee withholding taxes. In connection with the vesting, shares of the Company's common stock outstanding increased by 0.3 million.

Recent Awards

        On March 6, 2014, the Board of Directors of United Online, Inc. approved restricted stock unit grants to its non-employee directors totaling 0.1 million shares. The restricted stock units will vest in full on February 15, 2015.

        On March 6, 2014, the Compensation Committee of the Board of Directors of United Online, Inc. approved restricted stock unit grants to the Company's executive officers totaling 0.2 million shares. The restricted stock units will vest as to one-third of the total number of units awarded annually over a three-year period beginning February 15, 2014.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

        On March 6, 2014, the Secondary Compensation Committee of the Board of Directors of United Online, Inc. approved restricted stock unit grants to certain non-executive officer employees totaling 0.1 million shares. The restricted stock units will vest as to one-third of the total number of units awarded annually over a three-year period beginning February 15, 2014.

Stock Options

        The following table summarizes stock option activity for the year ended December 31, 2013:

	Options Outstanding(a)(b)	Weighted-Average Exercise Price(a)(b)	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2012	1,599	$14.82
Exercised	(417)	$12.27
Canceled	(95)	$21.35
FTD Spin-Off Transaction	(616)	*

Outstanding at December 31, 2013	471	$17.03	5.1	$93

Exercisable at December 31, 2013	358	$18.16	4.5	$60

Expected to vest at December 31, 2013	113	$13.47	7.1	$33

(a)
Reflects the one-for-seven reverse stock split implemented immediately prior to the completion of the FTD Spin-Off Transaction.

(b)
Reflects the equitable adjustment to the exercise prices and number of outstanding stock options necessary to maintain the intrinsic value of those awards immediately prior to and following the FTD Spin-Off Transaction.

*
Not meaningful

        The Company did not grant any stock options during the year ended December 31, 2013. The weighted-average grant date fair value of stock options granted during the year ended December 31, 2012 and 2011 was $2.02 and $3.74, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $1.5 million, $6,000, and $0.1 million, respectively. Cash received from the exercise of stock options was $5.1 million for the year ended December 31, 2013. Cash received from the exercise of stock options was immaterial for the years ended December 31, 2012 and 2011. Tax benefits realized from stock options exercised in the year ended December 31, 2013 was $1.2 million, prior to consideration of our deferred tax asset valuation allowance. See Note 9—"Income Taxes". Tax benefits realized from stock options exercised in the years ended December 31, 2012 and 2011 were immaterial. At December 31, 2013, total unrecognized compensation cost related to unvested stock options, net of expected forfeitures, was $55,000 and was expected to be recognized over a weighted-average period of 0.1 years.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

Recent Awards

        On March 6, 2014, the Compensation Committee of the Board of Directors of United Online, Inc. approved stock option grants to the Company's executive officers totaling 0.4 million shares. Each stock option entitles the recipient to receive one share of common stock upon exercise of the vested award and payment of the exercise price. The stock options will vest as to one-third of the total number of options awarded on the first anniversary of February 15, 2014 and monthly thereafter for 24 consecutive months.

        On March 6, 2014, the Secondary Compensation Committee of the Board of Directors of United Online, Inc. approved stock option grants to certain non-executive officer employees totaling 0.2 million shares. Each stock option entitles the recipient to receive one share of common stock upon exercise of the vested award and payment of the exercise price. The stock options will vest as to one-third of the total number of options awarded on the first anniversary of February 15, 2014 and monthly thereafter for 24 consecutive months.

Employee Stock Purchase Plans

        In 2010, the Company adopted the 2010 Employee Stock Purchase Plan to replace the 2001 Employee Stock Purchase Plan. The Company's 2001 Employee Stock Purchase Plan expired in 2011 following the completion of the final purchase thereunder. In November 2013, the Company adopted a revised 2010 Employee Stock Purchase Plan. This plan had 1.3 million shares of the common stock reserved and available for issuance at December 31, 2013.

        Under the employee stock purchase plans, each eligible employee may authorize payroll deductions of up to 15% of his or her compensation to purchase shares of United Online, Inc.'s common stock on two purchase dates each year at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of United Online, Inc.'s common stock on the employee's entry date into the two-year offering period in which the purchase date occurs or (ii) the closing market price per share of United Online, Inc.'s common stock on the purchase date. Each offering period has a 24-month duration and purchase intervals of six months.

        The fair value of employee stock purchase plan shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.2%	0.2%	0.4%
Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Dividend yield	8.1%	7.6%	6.7%
Volatility	40.4%	37.4%	46.6%

        The assumptions presented in the table above represent the weighted average of the applicable assumptions used to value employee stock purchase plan shares. The Company calculates expected volatility based on historical volatility of United Online, Inc.'s common stock. The expected term represents the amount of time remaining in the 24-month offering period. The risk-free interest rate assumed in valuing the employee stock purchase plan shares is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term. The Company determines the expected dividend

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

yield percentage by dividing the expected annual dividend by the closing market price of United Online, Inc.'s common stock at the date of grant. At December 31, 2013, total unrecognized compensation cost related to the 2010 Employee Stock Purchase Plan was $1.0 million and was expected to be recognized over a weighted-average period of 0.7 years.

9. INCOME TAXES

        Income (loss) from continuing operations before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$(66,668)	$(27,227)	$30,020
Foreign	14,589	16,273	20,554

Income (loss) from continuing operations before income taxes	$(52,079)	$(10,954)	$50,574

        The provision for income taxes from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$2,510	$(2,919)	$8,280
State	977	414	(5,645)
Foreign	4,197	5,378	6,164

	7,684	2,873	8,799

Deferred:
Federal	36,252	(867)	5,755
State	315	(774)	3,654
Foreign	(1,334)	(485)	(3,296)

	35,233	(2,126)	6,113

Provision for income taxes from continuing operations	$42,917	$747	$14,912

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The provision for income taxes from continuing operations reconciled to the amount computed by applying the statutory federal rate to income (loss) from continuing operations before taxes is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	34.0%	34.0%	35.0%
State taxes, net	0.4	3.2	1.7
Nondeductible compensation	0.6	(10.8)	3.6
Deferred tax adjustment—U.K. statutory rate reduction	2.7	9.4	(2.2)
Deferred tax adjustment—federal and state rate reduction	(1.8)	—	—
Effects of foreign income	1.3	1.9	(2.0)
Foreign distribution	(8.0)	(44.3)	11.5
Foreign tax credit	10.1	41.1	(10.7)
Changes in uncertain tax positions	(1.9)	(2.3)	(8.1)
Tax effect of goodwill impairment	(34.5)	—	—
Contingent consideration—fair value adjustment	3.5	2.8	—
Valuation allowance	(89.6)	(42.0)	—
Other differences, net	0.8	0.2	0.7

Effective tax rate	(82.4)%	(6.8)%	29.5%

        The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss and tax credit carryforwards	$36,850	$43,535
Stock-based compensation	2,275	3,039
Amortization of acquired intangible assets	1,139	419
Member redemption liability	4,908	—
Other, net	3,811	3,297

Total gross deferred tax assets	48,983	50,290
Less: valuation allowance	(43,841)	(6,295)

Total deferred tax assets after valuation allowance	5,142	43,995

Deferred tax liabilities:
Depreciation and amortization	(5,386)	(6,942)

Total deferred tax liabilities	(5,386)	(6,942)

Net deferred tax assets (liabilities)	$(244)	$37,053

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

	December 31,
	2013	2012
Current deferred tax assets, net	$291	$6,397
Non-current deferred tax assets, net	1,742	31,059
Current deferred tax liabilities, net	(671)	—
Non-current deferred tax liabilities, net	(1,606)	(403)

Net deferred tax assets (liabilities)	$(244)	$37,053

        Subsequent to the FTD Spin-Off Transaction in the quarter ended December 31, 2013, the Company performed an extensive evaluation in connection with the need for a valuation allowance against its net deferred tax assets, excluding indefinite-lived assets. In its evaluation of positive and negative evidence, the Company has determined that the negative evidence was more persuasive, which has led the Company to record a full valuation allowance against its domestic net deferred tax assets, excluding indefinite-lived assets. The Company had a valuation allowance of $43.8 million and $6.3 million at December 31, 2013 and 2012, respectively, to reduce deferred tax assets to an amount that is more likely than not to be realized in future periods. The valuation allowance relates to domestic deferred tax assets, including federal and state net operating loss carryforwards, member redemption liability and foreign tax credit carryforwards.

        At December 31, 2013 and 2012, the Company had gross unrecognized tax benefits totaling $9.3 million and $4.5 million, respectively, of which $3.9 million and $3.7 million, respectively, would have an impact on the Company's effective income tax rate, if recognized. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$4,469	$4,352	$8,262
Additions for current year tax positions	271	263	965
Reductions for current year tax positions	(172)	—	—
Additions for prior year tax positions	5,565	625	527
Reductions for prior year tax positions	(440)	—	—
Reductions related to settlements with taxing authorities	(286)	(470)	(5,299)
Reductions due to lapse in statutes of limitations	(76)	(301)	(103)

Ending balance	$9,331	$4,469	$4,352

        The Company files income tax returns in the U.S., various state and local jurisdictions, Germany, and certain other foreign jurisdictions. The Company is currently under audit by the Internal Revenue Service ("IRS"), certain state and local, and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. Tax years prior to 2009 are generally not subject to

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

examination by the IRS except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. With few exceptions, the Company is not subject to state or local examinations for years prior to 2008. At December 31, 2013, the Company believes it is reasonably possible that its gross liabilities for unrecognized tax benefits may decrease by approximately $5.5 million within the next 12 months.

        The Company had accrued $3.3 million and $1.6 million for interest and penalties relating to uncertain tax positions at December 31, 2013 and 2012, respectively, all of which is included in income taxes payable. The Company recognized net interest and penalties totaling $1.6 million, $0.8 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        At December 31, 2013 and 2012, U.S. income taxes were not provided on $4.9 million and $4.7 million, respectively, of undistributed earnings of the Company's India subsidiary because such earnings have been permanently reinvested in foreign operations. If these earnings were repatriated to the U.S., the Company would not expect to owe additional U.S. income taxes due to the utilization of net operating loss and foreign tax credit carryovers.

        For the year ended December 31, 2013, excess income tax benefits, net, attributable to stock-based compensation from continuing operations that were allocated to stockholders' equity totaled $1.3 million. For the years ended December 31, 2012 and 2011, income tax shortfalls, net, attributable to equity-based compensation that were allocated to stockholders' equity totaled $0.4 million and $1.0 million, respectively.

        At December 31, 2013, the Company had federal, state and foreign net operating loss carryforwards of $87.5 million, $43.1 million and $5.3 million, respectively. The federal net operating loss carryforwards will begin to expire in 2018, the state net operating loss carryforwards begin to expire in 2016 and the foreign net operating loss carryforwards generally have an indefinite life. These carryforwards have been adjusted to reflect the Company's estimate of limitations under Section 382 of the Internal Revenue Code of 1986, as amended. At December 31, 2013, the Company had $2.4 million of foreign tax credit carryovers, which will begin to expire in 2019.

        On October 31, 2013, the Company entered into a Tax Sharing Agreement with FTD. The Tax Sharing Agreement specifies the portion of tax liabilities for which the Company and FTD will each bear responsibility, and the Company and FTD have agreed to indemnify each other against amounts for which the other is not responsible. Although the Tax Sharing Agreement was entered into by the Company and FTD, the Tax Sharing Agreement is not binding on the IRS or any other taxing authority.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. NET INCOME (LOSS) PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2013(a)	2012(a)	2011(a)
Numerator:
Income (loss) from continuing operations	$(94,996)	$(11,701)	$35,662
Income allocated to participating securities	(1,195)	(1,225)	(1,990)

Income (loss) from continuing operations available to common stockholders	(96,191)	(12,926)	33,672
Income from discontinued operations, net of tax available to common stockholders	12,829	24,505	16,007

Net income (loss) available to common stockholders	$(83,362)	$11,579	$49,679

Denominator:
Weighted-average common shares	13,261	12,924	12,640
Add: Dilutive effect of non-participating securities	—	—	22

Shares used to calculate diluted net income (loss) per common share	13,261	12,924	12,662

Basic net income (loss) per common share:
Continuing operations	$(7.25)	$(1.00)	$2.66
Discontinued operations	0.96	1.90	1.27

Basic net income (loss) per common share	$(6.29)	$0.90	$3.93

Diluted net income (loss) per common share:
Continuing operations	$(7.25)	$(1.00)	$2.66
Discontinued operations	0.96	1.90	1.26

Diluted net income (loss) per common share	$(6.29)	$0.90	$3.92

(a)
Reflects the one-for-seven reverse stock split implemented immediately prior to the completion of the FTD Spin-Off Transaction.

        The diluted net income (loss) per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the years ended December 31, 2013, 2012 and 2011 were 1.1 million, 0.8 million and 0.6 million, respectively.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Facility Closure and Relocation Costs	Contract Termination Costs	Total
Accrued restructuring and other exit costs at December 31, 2010	$1,082	$—	$—	$1,082
Restructuring and other exit costs	4,585	56	161	4,802
Cash paid for restructuring and other exit costs	(1,991)	(56)	(114)	(2,161)
Other	—	—	(47)	(47)

Accrued restructuring and other exit costs at December 31, 2011	3,676	—	—	3,676
Restructuring and other exit costs	91	—	—	91
Cash paid for restructuring and other exit costs	(3,699)	—	—	(3,699)

Accrued restructuring and other exit costs at December 31, 2012	68	—	—	68
Restructuring and other exit costs	2,272	—	229	2,501
Cash paid for restructuring and other exit costs	(2,105)	—	(229)	(2,334)

Accrued restructuring and other exit costs at December 31, 2013	$235	$—	$—	$235

        In the year ended December 31, 2011, the Company recorded $1.6 million and $1.2 million of restructuring and other exit costs related to employee terminations in the Content & Media and Communications segments, respectively, as well as $1.8 million of restructuring and other exit costs related to the departure of the Company's former chief financial officer. In addition, in the year ended December 31, 2011, the Company recorded $0.2 million of restructuring and other exit costs related to contract termination and facility closure costs in the Communications segment.

        In the year ended December 31, 2013, the Company recorded restructuring and other exit costs totaling $2.5 million, consisting of $2.3 million and $0.2 million of employee termination costs and contract termination costs, respectively, in the Content & Media segment. These restructuring charges were a result of management's decision to streamline segment operations and increase segment profitability. At December 31, 2013, accrued restructuring and other exit costs totaled $0.2 million, which will be paid over the next 12 months.

12. ACQUISITIONS

Yearbook App

        On December 5, 2013, Classmates, Inc. ("Classmates"), a subsidiary of United Online, Inc., acquired the Yearbook App for approximately $0.8 million in cash. The Yearbook App is a Facebook application that helps users find and re-connect with past classmates. The primary reason for the acquisition was to acquire the Yearbook App subscription customer relationships and developed technology, which had a total estimated fair value of $0.4 million upon acquisition. The effect of

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. ACQUISITIONS (Continued)

increased engagement with the Classmates website and members contributed to a purchase price in excess of the fair value of Yearbook App's net liabilities assumed and intangible assets acquired, and, as a result, the Company has recorded goodwill in connection with this transaction. The Yearbook App's results of operations are included in the Company's consolidated financial statements from the date of acquisition and are immaterial. The purchase price was allocated based on the estimated fair values of assets and liabilities, including identifiable intangible assets. The purchase price allocation is considered final. The weighted-average amortizable life of the acquired intangible assets is 5 years. The $0.4 million of goodwill acquired is deductible for tax purposes. The pro forma effect of the transaction is immaterial to the consolidated financial statements.

schoolFeed, Inc.

        On June 8, 2012 (the "Closing Date"), Classmates completed the acquisition of schoolFeed, Inc. ("schoolFeed"), owner of the schoolFeed Facebook app. Classmates acquired all of the issued and outstanding capital stock of schoolFeed from the stockholders for consideration of $7.5 million in cash upon closing and a maximum of $27.5 million of contingent consideration payments payable upon the achievement of certain performance objectives. The acquisition strengthened the Classmates business domestically by providing the opportunity for our members to reconnect and interact with more of their high school friends and acquaintances.

        The contingent consideration payments were calculated based on the number of individuals who (i) install the schoolFeed app or register for schoolFeed via the schoolFeed registration process and (ii) the number of eligible new subscribers who convert to pay accounts, all subject to certain conditions. The contingent consideration is measured based on three annual earnout periods ending June 30, 2013, 2014 and 2015 and if earned, will be paid annually shortly after the closing of each earnout period. The range of the amounts the Company could pay under the contingent consideration arrangement is between $0 and $27.5 million. The fair value of the contingent consideration recognized at the Closing Date was estimated at $9.4 million using a Monte-Carlo simulation. The key assumptions used in calculating the fair value of the contingent consideration included estimated probabilities of U.S. and other target market daily registrations; mean growth rates of 0% to 18% for U.S. registrations and 0% to 14% for other target market registrations, each with a standard deviation of 50%, during the earnout periods; an estimated rate of conversion of new subscribers to pay accounts; and a discount rate of 19.5%. Changes to one or multiple inputs to the Monte-Carlo simulation, including the discount rate, growth rates, volatility rates, the estimated number of daily registrations, and the estimated rate of conversion of new subscribers to pay accounts, could significantly impact the estimated fair value of the contingent consideration. A 100 basis point increase or decrease in the discount rate would have resulted in a decrease or increase in the fair value of the contingent consideration at the Closing Date by $159,000 or $163,000, respectively.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. ACQUISITIONS (Continued)

subscribers to pay accounts, could significantly impact the estimated fair value of the contingent consideration. A 100 basis point increase or decrease in the discount rate would have resulted in a decrease or increase in the fair value of the contingent consideration at December 31, 2012 by $94,000 or $96,000, respectively.

        During the quarter ended March 31, 2013, Facebook restricted certain functionality of the schoolFeed app, which limited schoolFeed's ability to use the Facebook platform to contact users who were not registered members of schoolFeed. Subsequently, in May 2013, Facebook discontinued the schoolFeed app's access to the Facebook platform, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app.

        At June 30, 2013, the Company had accrued $3.4 million for the contingent consideration payment for the earnout period ended June 30, 2013, which was paid in full in August 2013. The Company does not currently expect any contingent consideration will be earned for either of the remaining earnout periods.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. ACQUISITIONS (Continued)

summarized below (in thousands). The Company believes that the recorded fair values assigned to the assets acquired and the liabilities assumed were based on reasonable assumptions.

Description	Estimated Fair Value	Estimated Amortizable Life
Net liabilities assumed:
Cash and cash equivalents	$59
Other current assets (including accounts receivable)	78
Other noncurrent assets	8
Accounts payable and other liabilities	(153)
Deferred tax liabilities	(2,742)

Total net liabilities assumed	(2,750)

Intangible assets acquired:
Technology	2,800	5 years
Member relationships	2,400	5 years
Non-compete agreements	1,390	5 years
Trademarks and trade names	600	7 years

Total intangible assets acquired	7,190

Goodwill	12,457

Total purchase price	$16,897

        The primary reason for the acquisition was to, among other things, increase the free and pay membership base of the Classmates business by extending its presence through Facebook. These factors contributed to a purchase price in excess of the fair value of schoolFeed's net liabilities as of the date of acquisition and, as a result, the Company has recorded goodwill in connection with this transaction. The goodwill was attributable to synergies expected to arise after the acquisition and is included in the Content & Media segment. Goodwill acquired in connection with the acquisition of schoolFeed is not deductible for tax purposes. The weighted- average amortizable life of the definite-lived acquired intangible assets is 5.2 years.

        schoolFeed's revenues and earnings for the period from the Closing Date through December 31, 2012 were immaterial.

        The following unaudited pro forma information assumes the schoolFeed acquisition occurred on January 1, 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Revenues	$257,900	$310,959
Net income	$11,730	$50,189

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. ACQUISITIONS (Continued)

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

13. COMMITMENTS AND CONTINGENCIES

Leases

        Future minimum lease payments at December 31, 2013 under noncancelable operating leases with initial lease terms in excess of one year were as follows (in thousands):

		Year Ending December 31,
	Total	2014	2015	2016	2017	2018
Operating leases	$14,435	$6,757	$3,045	$2,370	$1,743	$520

        The Company leases certain office space, data centers, and office equipment under operating leases expiring at various periods through 2018. Certain of the Company's operating leases include rent holidays, as well as rent escalation provisions. The Company records rent expense on a straight-line basis over the lease term. Rent expense under operating leases for the years ended December 31, 2013, 2012 and 2011 was $10.3 million, $11.7 million and $13.1 million, respectively.

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

Letters of Credit

        Letters of credit are maintained pursuant to certain of the Company's lease arrangements and contractual obligations. The amounts of letters of credit are subject to change based on the terms of the related agreements. Certificates of deposit totaling $0.2 million and $0.3 million at December 31, 2013 and 2012, respectively, were maintained by the Company in connection with certain of these letters of credit and were included in other current assets and other assets in the consolidated balance sheets. Commitments under letters of credit at December 31, 2013 were scheduled to expire as follows (in thousands):

	Total	Year Ending December 31, 2018
Letters of credit	$162	$162

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Purchase Obligations

        Purchase obligations at December 31, 2013 were as follows (in thousands):

		Year Ending December 31,
	Total	2014	2015	2016
Purchase obligations	$1,767	$1,607	$120	$40

Other Long-Term Liabilities

        Other long-term liabilities at December 31, 2013 were as follows (in thousands):

		Year Ending December 31,
	Total	2014	2015	2016	2017	2018
Other long-term liabilities	$6,499	$6,489	$3	$3	$3	$1

        At December 31, 2013, the Company had liabilities for uncertain tax positions totaling $11.4 million, of which $6.5 million was included in the other long-term liabilities table above and, at December 31, 2013, was expected to be due in less than one year. The Company is not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

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

        In connection with the termination of the employment of certain executive officers and, in certain cases, their post-termination consulting arrangements, the Company has cash obligations of approximately $1.1 million, which will be paid in full by the first quarter of 2015, and the Company has accelerated or will accelerate, as the case may be, the vesting of approximately 143,000 restricted stock

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

units and 52,000 stock options in the first half of 2014. In addition, the Company paid $1.1 million to these executive officers in connection with their 2013 annual bonuses.

Legal Matters

        In June 2011, Memory Lane, Inc., a California corporation, filed a complaint in United States District Court, Central District of California, against Classmates International, Inc., Classmates Online, Inc. and Classmates, Inc. (then known as Memory Lane, Inc.) ("Classmates"), alleging false designation of origin under the Lanham Act, 15 U.S.C. section 1125, and state and common law unfair competition. The complaint included requests for an award of damages and for preliminary and permanent injunctive relief. Notwithstanding the request for preliminary injunctive relief, no motion for such relief was filed. Classmates responded to the complaint in September 2011. In October 2011, the plaintiff amended its complaint to, among other things, dismiss Classmates International, Inc. and add United Online, Inc. as a defendant. The trial commenced on February 11, 2014. On February 20, 2014, the jury issued a verdict for the defendants, concluding that the defendants did not infringe the trademark.

        In March 2012, Hope Kelm, Barbara Timmcke, Regina Warfel, Brett Reilly, Juan M. Restrepo, and Jennie H. Pham filed a purported class action complaint (the "Kelm Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Chase Bank USA, N.A., Bank of America, N.A., Capital One Financial Corporation, Citigroup, Inc., and Citibank, N.A. (collectively, the "Credit Card Company Defendants"); (ii) 1-800-Flowers.com, Inc., United Online, Inc., Classmates, Inc., Classmates International, Inc., FTD Group, Inc., Days Inns Worldwide, Inc., Wyndham Worldwide Corporation, PeopleFindersPro, Inc., Beckett Media LLC, Buy.com, Inc., Rakuten USA, Inc., IAC/InterActiveCorp, and Shoebuy.com, Inc. (collectively, the "E-Merchant Defendants"); and (iii) Trilegiant Corporation, Inc. ("Trilegiant"), Affinion Group, LLC ("Affinion"), and Apollo Global Management, LLC ("Apollo"). The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act ("RICO") by all defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes by the Credit Card Company Defendants; (3) violations of the Electronic Communications Privacy Act ("ECPA") by Trilegiant, Affinion and the E-Merchant Defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (4) violations of the Connecticut Unfair Trade Practices Act by Trilegiant, Affinion, Apollo, and the E-Merchant Defendants, and aiding and abetting violations of such act by the Credit Card Company Defendants; (5) violation of California Business and Professions Code section 17602 by Trilegiant, Affinion, Apollo, and the E-Merchant Defendants; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        In March 2012, Debra Miller and William Thompson filed a purported class action complaint (the "Miller Class Action") in United States District Court, District of Connecticut, against the following defendants: (i) Trilegiant, Affinion, Apollo, Vertrue, Inc., Webloyalty.com, Inc., and Adaptive Marketing, LLC (collectively, the "Membership Companies"); (ii) 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., IAC/Interactivecorp, Inc., Classmates, Inc., Peoplefinderspro, Inc., Rakuten USA, Inc.,

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Shoebuy.com, Inc., United Online, Inc., Wells Fargo & Company, and Wyndham Worldwide Corporation (collectively, the "Marketing Companies"); and (iii) Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., and Citibank, N.A. (collectively, the "Credit Card Companies"). The complaint alleges (1) violations of RICO by all defendants, and aiding and abetting violations of such act by the Credit Card Companies; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes by the Credit Card Companies; (3) violations of the ECPA by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (4) violations of the Connecticut Unfair Trade Practices Act by the Membership Companies and the Marketing Companies, and aiding and abetting violations of such act by the Credit Card Companies; (5) violation of California Business and Professions Code section 17602 by the Membership Companies and the Marketing Companies; and (6) unjust enrichment by all defendants. The plaintiffs seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from the plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        In April 2012, the Kelm Class Action and the Miller Class Action were consolidated with a related case under the case caption In re Trilegiant Corporation, Inc. In September 2012, the plaintiffs filed their consolidated amended complaint and named five additional defendants. The defendants have responded to the consolidated amended complaint by joining in motions to dismiss filed by other defendants in December 2012. Those motions were argued before the district court in September 2013, and taken under submission. The court has not yet ruled on the motion to dismiss, and no trial date has been set.

        In addition, in December 2012, David Frank filed a purported class action complaint (the "Frank Class Action") in United States District Court, District of Connecticut, against the following defendants: Trilegiant, Affinion, Apollo (collectively, the "Frank Membership Companies"); 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., Hotwire, Inc., IAC/Interactivecorp, Inc., Classmates, Inc., Orbitz Worldwide, LLC, PeopleFindersPro, Inc., Priceline.com, Inc., Shoebuy.com, Inc., TigerDirect, Inc., United Online, Inc., and Wyndham Worldwide Corporation (collectively, the "Frank Marketing Companies"); Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., Chase Paymentech Solutions, LLC, Citibank, N.A., Citigroup, Inc., and Wells Fargo Bank, N.A. (collectively, the "Frank Credit Card Companies"). The complaint alleges (1) violations of RICO by all defendants; (2) aiding and abetting violations of such act by the Frank Credit Card Companies; (3) aiding and abetting commissions of mail fraud, wire fraud and bank fraud by the Frank Credit Card Companies; (4) violation of the ECPA by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (5) violations of the Connecticut Unfair Trade Practices Act by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (6) violation of California Business and Professions Code section 17602 by the Frank Membership Companies and the Frank Marketing Companies; and (7) unjust enrichment by all defendants. The plaintiff seeks class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiff, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded. In January 2013, the plaintiff moved to consolidate the Frank Class

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Action with the In re Trilegiant Corporation, Inc. action. In response, the court ordered the plaintiff to show cause as to why, among other things, the plaintiff should be afforded named plaintiff status. The plaintiff filed his response to the order to show cause in February 2013. The court has not yet ruled upon the request for consolidation or the order to show cause.

        In January 2013, Unified Messaging Solutions LLC ("Unified Messaging") filed a complaint in United States District Court, Northern District of Illinois, against United Online, Inc., Juno Online Services, Inc., NetZero, Inc. and Memory Lane, Inc. alleging patent infringement of five patents related to email index lists. This case is part of a 58 case multidistrict litigation in Chicago, Illinois with two separate "waves" of defendants. In December 2013, the court issued its Markman claim construction ruling. In January 2014, the plaintiff filed a notice of motion for reconsideration of the court's Markman ruling. In February 2014, the court denied plaintiff's motion for reconsideration. On March 7, 2014, the plaintiff agreed to stipulate that defendants have not infringed, and do not infringe, the asserted claims of the patents, and agreed to consent to the entry of judgment in defendants' favor on that basis without prejudice to plaintiff's right to re-assert its claims against defendants if the United States Court of Appeals for the Federal Circuit reverses or modifies, in whole or in part, any of the court's rulings on claim construction.

        On March 6, 2014, Modern Telecom Systems LLC filed a complaint in the United States District Court for the Central District of California, Southern Division, against Juno Online Services, Inc. and NetZero, Inc. alleging infringement of certain patents relating to the commercial operation of their dial-up internet services. The complaint seeks an injunction, damages and other relief. As of March 11, 2014, neither Juno Online Services, Inc. nor NetZero, Inc. has been served with the complaint.

        The Company has been cooperating with certain governmental authorities in connection with their respective investigations of its former post-transaction sales practices and certain other current or former business practices.

  •
  In 2010, Classmates, Inc. and FTD.COM Inc. received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and Washington. The primary focus of the inquiry concerns certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors and certain auto-renewal practices of Classmates, Inc. In the second quarter of 2012, the Company received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by Classmates, Inc. and FTD.COM for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. The Company rejected the Multistate Work Group's offer. The Company has since had ongoing discussions with the Multistate Work Group regarding the non-monetary aspects of a negotiated resolution. In December 2013, Classmates and FTD.COM, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $2.2 million. On February 11, 2014, the Multistate Work Group responded to the Company's settlement offer of $2.2 million with a counter offer of (1) $17.5 million plus (2) restitution by Classmates, Inc. to a group of

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

    purchasers of its subscription services. The Multistate Work Group did not provide an explanation as to how the $17.5 million was determined or the proposed allocation of such counter offer between Classmates, Inc. and FTD.COM Inc. In addition, the Multistate Work Group did not propose a limit on the amount of such restitution. The Company has rejected the Multistate Work Group's counter offer and is seeking clarification regarding such counter offer. While the Company anticipates that settlement discussions will be ongoing, there can be no assurances as to the terms on which the Multistate Work Group and Classmates, Inc. may agree to settle this matter, or that any settlement of this matter may be reached. If no settlement is reached, certain Attorneys General of the Multistate Work Group may file litigation against Classmates, Inc. and, in the event of litigation, Classmates, Inc. intends to vigorously defend itself.

  •
  In 2011, Classmates, Inc. received a civil investigative demand from the Attorney General for the State of Washington regarding its marketing, refund, cancelation, and renewal practices. Prior to that, in 2009, Classmates, Inc. had received a civil investigative demand from the Attorney General for the State of Washington regarding certain post-transaction sales practices in which it had previously engaged with certain third-party vendors. In 2012, the Attorney General for the State of Washington joined the aforementioned Multistate Work Group. The Company believes that by joining the Multistate Work Group, the Attorney General's investigation may have been consolidated into the Multistate Work Group's inquiry.

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

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At December 31, 2013, the Company had a reserve of $1.5 million recorded in liabilities of continuing operations for the proposed settlement of the Multistate Work Group's inquiry of Classmates, Inc. With respect to the legal matters described above, including the Multistate Work Group's inquiry of Classmates, Inc., the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow disclosures (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash paid for interest	$7,762	$12,942	$19,012
Cash paid for income taxes, net	$13,599	$14,226	$33,498
Non-cash investing and financing activities:
Decrease in dividend equivalents payable on restricted stock units	$—	$—	$(174)

        At December 31, 2013 and 2012 non-cash investing items from continuing operations included $0.4 million and $1.8 million, respectively, of property and equipment that was not yet paid for and was included in accounts payable in the Company's consolidated balance sheets. Non-cash investing items from continuing operations for the year ended December 31, 2011 were immaterial. In accordance with the FTD Spin-Off Transaction, the Company made a non-cash distribution to stockholders through a tax-free dividend, which reduced the Company's stockholders' equity by $277.3 million.

15. DISCONTINUED OPERATIONS

FTD Spin-Off Transaction

        On November 1, 2013, United Online, Inc. completed the FTD Spin-Off Transaction. Accordingly the results of operations, financial condition and cash flows of FTD Companies, Inc. have been presented as discontinued operations for all periods presented. Revenues and income from discontinued operations related to FTD Companies, Inc. were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Products and services revenues	$516,199	$613,514	$587,248

Income from discontinued operations before income taxes	$17,270	$31,222	$24,733
Provision for income taxes	4,441	6,717	8,726

Income from discontinued operations, net of income tax	$12,829	$24,505	$16,007

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. DISCONTINUED OPERATIONS (Continued)

        The major classes of assets and liabilities included in discontinued operations related to FTD were as follows (in thousands):

December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$67,347
Accounts receivable, net	26,156
Inventory, net	7,997
Deferred tax assets	5,881
Other current assets	5,755

Total current assets	113,136
Property and equipment, net	31,169
Goodwill	333,986
Intangible assets, net	194,289
Other assets	12,319

Total assets	$684,899

Liabilities
Current liabilities:
Accounts payable	$63,365
Accrued liabilities	20,290
Deferred revenue	5,405
Current portion of long-term debt	10,856

Total current liabilities	99,916
Long-term debt, net of discounts	233,144
Deferred tax liabilities, net	62,551
Other liabilities	3,745

Total liabilities	$399,356

        The Company recorded $1.7 million and $3.4 million of transaction-related costs in the years ended December 31, 2013 and 2012, respectively, in connection with the FTD Spin-Off Transaction, which are included in discontinued operations in the consolidated statements of operations.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data)

	Quarter Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2013:
Revenues	$62,644	$56,239	$57,567	$57,164
Cost of revenues	$20,159	$16,974	$18,977	$19,370
Operating income (loss)	$(7,947)	$(45,406)	$1,416	$(606)
Income (loss) from continuing operations	$(50,393)	$(47,507)	$2,276	$628
Income (loss) from discontinued operations, net of income tax	$(913)	$275	$3,976	$9,491
Net income (loss)	$(51,306)	$(47,232)	$6,252	$10,119
Net income (loss) attributable to common stockholders	$(51,486)	$(47,611)	$5,852	$9,857
Basic net income (loss) per common share(a)	$(3.81)	$(3.59)	$0.44	$0.75
Diluted net income (loss) per common share(a)	$(3.81)	$(3.59)	$0.44	$0.75

	Quarter Ended
	December 31	September 30	June 30	March 31
Year ended December 31, 2012:
Revenues	$65,884	$61,460	$64,472	$65,949
Cost of revenues	$22,795	$18,289	$19,106	$18,039
Operating income (loss)	$(25,717)	$4,910	$3,092	$5,944
Income (loss) from continuing operations	$(19,168)	$2,675	$2,033	$2,759
Income from discontinued operations, net of income tax	$6,492	$2,772	$6,497	$8,744
Net income (loss)	$(12,676)	$5,447	$8,530	$11,503
Net income (loss) attributable to common stockholders	$(13,007)	$5,103	$8,236	$11,168
Basic net income (loss) per common share(a)	$(1.00)	$0.39	$0.64	$0.87
Diluted net income (loss) per common share(a)	$(1.00)	$0.39	$0.64	$0.87

(a)
Reflects the one-for-seven reverse stock split implemented immediately prior to the completion of the FTD Spin-Off Transaction.

UNITED ONLINE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charged (Credited) to Other Accounts	Charges Utilized (Write-offs)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2013	$1,408	$427	$473	$(726)	$1,582
Year ended December 31, 2012	$1,957	$189	$746	$(1,484)	$1,408
Year ended December 31, 2011	$2,848	$867	$553	$(2,311)	$1,957

	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision		Tax Valuation Allowance Credited to Income Tax Provision		Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2013	$6,295	$40,062	(a)	$(2,516	)(b)	$43,841
Year ended December 31, 2012	$5,242	$1,175	(c)	$(122	)(d)	$6,295
Year ended December 31, 2011	$4,422	$3,129	(e)	$(2,309	)(f)	$5,242

(a)
Includes the increase in valuation allowance due to foreign tax credits, federal and state net operating loss and credit carryforwards, as well as the net domestic deferred tax assets (excluding the liability related to indefinite-lived assets), the benefit of which is not currently recognizable due to uncertainty regarding realization.

(b)
Includes the release of valuation allowance for the utilization of foreign and state losses, refund of foreign tax withholdings, and various adjustments to the foreign tax credit carryover balance.

(c)
Includes the increase in valuation allowance due to foreign tax credits and state net operating loss and credit carryforwards, the benefit of which is not currently recognizable due to uncertainty regarding realization.

(d)
Includes the release of valuation allowance for the utilization of foreign losses.

(e)
Includes the increase in valuation allowance due to foreign tax credits and state net operating loss carryforwards, the benefit of which is not currently recognizable due to uncertainty regarding realization.

(f)
Includes the release of valuation allowance for the utilization of foreign losses, as well as changes in judgment as to the realizability of foreign net operating loss carryforward benefits.