Form 10-Q
period 2014-03-31
UNITED ONLINE INC
filed 2014-05-06
CIK 1142701

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

        There were 14,148,814 shares of the Registrant's common stock outstanding at May 2, 2014.

UNITED ONLINE, INC.

INDEX TO FORM 10-Q

For the Quarter Ended March 31, 2014

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; the Company's strategies; the expected benefits of the separation of the Company and FTD Companies, Inc. into separate, publicly-traded companies and the Company's pursuit of long-term growth initiatives; future financial performance and results; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, and invest in initiatives; our services and products; pricing; marketing plans; competition; legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$67,299	$68,314
Accounts receivable, net of allowance for doubtful accounts	14,143	19,145
Inventories, net	6,069	7,537
Deferred tax assets, net	274	291
Other current assets	8,373	10,398

Total current assets	96,158	105,685
Property and equipment, net	20,900	21,901
Deferred tax assets, net	1,830	1,742
Goodwill	65,577	65,577
Intangible assets, net	13,870	15,299
Other assets	1,167	1,156

Total assets	$199,502	$211,360

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,469	$12,641
Accrued liabilities	20,287	23,357
Member redemption liability	7,595	7,850
Deferred revenue	39,017	38,149
Deferred tax liabilities, net	738	671

Total current liabilities	80,106	82,668
Member redemption liability	12,605	13,077
Deferred revenue	1,796	1,764
Deferred tax liabilities, net	2,324	1,606
Other liabilities	5,616	5,671

Total liabilities	102,447	104,786

Commitments and contingencies
Stockholders' equity:
Common stock	1	1
Additional paid-in capital	207,754	207,009
Accumulated other comprehensive loss	(2,064)	(2,276)
Accumulated deficit	(108,636)	(98,160)

Total stockholders' equity	97,055	106,574

Total liabilities and stockholders' equity	$199,502	$211,360

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended March 31,
	2014	2013
Revenues	$55,369	$57,164
Operating expenses:
Cost of revenues	19,327	19,370
Sales and marketing	15,007	15,674
Technology and development	8,105	8,591
General and administrative	18,035	15,655
Amortization of intangible assets	1,381	1,340
Contingent consideration—fair value adjustment	—	(5,149)
Restructuring and other exit costs	2,256	2,289

Total operating expenses	64,111	57,770

Operating loss	(8,742)	(606)
Interest income	92	20
Other income, net	13	173

Loss before income taxes	(8,637)	(413)
Provision for (benefit from) income taxes	1,839	(1,041)

Income (loss) from continuing operations	(10,476)	628
Income from discontinued operations, net of tax	—	9,491

Net income (loss)	$(10,476)	$10,119

Income allocated to participating securities	—	(262)

Net income (loss) attributable to common stockholders	$(10,476)	$9,857

Basic net income (loss) per common share:
Continuing operations	$(0.75)	$0.03
Discontinued operations	—	0.72

Basic net income (loss) per common share	$(0.75)	$0.75

Shares used to calculate basic net income (loss) per common share	13,896	13,083

Diluted net income (loss) per common share:
Continuing operations	$(0.75)	$0.03
Discontinued operations	—	0.72

Diluted net income (loss) per common share	$(0.75)	$0.75

Shares used to calculate diluted net income (loss) per common share	13,896	13,116

Dividends paid per common share	$—	$0.70

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Quarter Ended March 31,
	2014	2013
Net income (loss)	$(10,476)	$10,119
Other comprehensive income (loss):
Cash flow hedges:
Changes in net gains on derivatives, net of tax of $19 and $20 for the quarter ended March 31, 2014 and 2013, respectively	27	31
Derivative settlement losses reclassified into earnings, net of tax benefit of $6 and $36 for the quarter ended March 31, 2014 and 2013, respectively	10	60
Other hedges:
Changes in net gains (losses) on derivatives, net of tax of $(2) and $49 for the quarters ended March 31, 2014 and 2013, respectively	(4)	77
Foreign currency translation	179	(11,981)

Other comprehensive income (loss)	212	(11,813)

Comprehensive loss	$(10,264)	$(1,694)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2013	13,746	$1	$207,009	$(2,276)	$(98,160)	$106,574
Vesting of restricted stock units	315	—	—	—	—	—
Repurchases of common stock	—	—	(2,115)	—	—	(2,115)
Stock-based compensation	—	—	2,871	—	—	2,871
Tax benefits from equity awards	—	—	(11)	—	—	(11)
Other comprehensive income	—	—	—	212	—	212
Net loss	—	—	—	—	(10,476)	(10,476)

Balance at March 31, 2014	14,061	$1	$207,754	$(2,064)	$(108,636)	$97,055

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(10,476)	$10,119
Less: Income from discontinued operations, net of tax	—	9,491

Income (loss) from continuing operations	(10,476)	628
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,198	6,352
Stock-based compensation	2,871	2,150
Provision for doubtful accounts receivable	(43)	179
Contingent consideration—fair value adjustment	—	(5,149)
Deferred taxes, net	701	185
Tax benefits (shortfalls) from equity awards	(11)	206
Excess tax benefits from equity awards	(56)	(213)
Other, net	(35)	(224)
Changes in operating assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivable, net	5,045	5,114
Inventories, net	1,467	1,591
Other assets	1,761	1,925
Accounts payable and accrued liabilities	(3,181)	(8,233)
Member redemption liability	(727)	(725)
Deferred revenue	868	183
Other liabilities	(54)	(466)

Net cash provided by operating activities from continuing operations	3,328	3,503

Cash flows from investing activities:
Purchases of property and equipment	(2,247)	(3,252)
Purchases of rights, content and intellectual property	(224)	(287)
Purchases of investments	(13)	(11)
Proceeds from sales of investments	10	10

Net cash used for investing activities from continuing operations	(2,474)	(3,540)

Cash flows from financing activities:
Repurchases of common stock	(2,115)	(3,272)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	—	(9,438)
Excess tax benefits from equity awards	56	213

Net cash used for financing activities from continuing operations	(2,059)	(12,497)

Effect of foreign currency exchange rate changes on cash and cash equivalents	190	(1,272)
Net cash provided by (used for) discontinued operations:
Operating activities	—	11,644
Investing activities	—	(2,014)
Effect of a change in cash and cash equivalents on discontinued operations	—	(2,313)

Net cash from discontinued operations	—	7,317

Change in cash and cash equivalents	(1,015)	(6,489)
Cash and cash equivalents, beginning of period	68,314	69,097

Cash and cash equivalents, end of period	$67,299	$62,608

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Description of Business

        United Online, Inc. (together with its subsidiaries, "United Online" or the "Company"), through its operating subsidiaries, provides consumer services and products over the Internet under a number of brands, including Classmates, StayFriends, MyPoints, NetZero, and Juno. The Company reports its business in two reportable segments: Content & Media and Communications. The Company's Content & Media segment provides social networking services and products and a loyalty marketing service. The Company's primary Communications service is Internet access. On a combined basis, the Company's web properties attract a significant number of Internet users and the Company offers a broad array of Internet marketing services for advertisers. On November 1, 2013, United Online, Inc. consummated the separation of FTD Companies, Inc. (together with its subsidiaries, "FTD") from United Online, Inc. through a tax-free distribution of all FTD Companies, Inc. common stock held by United Online, Inc. to United Online, Inc.'s stockholders. As a result, FTD's financial results are presented as discontinued operations in the Company's unaudited condensed consolidated financial statements.

        The Company's corporate headquarters are located in Woodland Hills, California, and the Company also maintains offices in Seattle, Washington; San Mateo, California; Erlangen, Germany; Berlin, Germany; San Francisco, California; Schaumburg, Illinois; Fort Lee, New Jersey; and Hyderabad, India.

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet information at December 31, 2013 was derived from the Company's audited consolidated financial statements, filed on March 13, 2014, with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, but does not include all of the disclosures required by GAAP.

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2013 included in the Company's Annual Report on Form 10-K.

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

        The Company believes that its existing cash and cash equivalents and cash generated from operations will be sufficient to fund its working capital requirements, capital expenditures, and other obligations through at least the next twelve months.

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

        At March 31, 2014, the Company revised the current and noncurrent portions of the member redemption liability at December 31, 2013 to correct for a prior-period misclassification. The member redemption liability at December 31, 2013 has been corrected by decreasing the current portion by $6.9 million and increasing the noncurrent portion by the same amount. The Company does not believe the misclassification and its correction to be material to the prior-period financial statements.

Accounting Policies

        Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for a complete discussion of all significant accounting policies.

Recent Accounting Pronouncements

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Quarter Ended March 31, 2014
	Content & Media	Communications	Total
Services	$19,510	$16,992	$36,502
Products	416	2,373	2,789
Advertising and other	9,917	6,309	16,226

Total segment revenues	$29,843	$25,674	$55,517

Segment income from operations	$144	$5,519	$5,663

	Quarter Ended March 31, 2013
	Content & Media	Communications	Total
Services	$21,161	$17,834	$38,995
Products	624	1,261	1,885
Advertising and other	11,041	5,545	16,586

Total segment revenues	$32,826	$24,640	$57,466

Segment income from operations	$5,794	$6,630	$12,424

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2014	2013
Segment revenues:
Content & Media	$29,843	$32,826
Communications	25,674	24,640

Total segment revenues	55,517	57,466
Corporate revenues	94	—
Intersegment eliminations	(242)	(302)

Consolidated revenues	$55,369	$57,164

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2014	2013
Segment operating expenses:
Content & Media	$29,699	$27,032
Communications	20,155	18,010

Total segment operating expenses	49,854	45,042
Depreciation	3,541	3,899
Amortization of intangible assets	1,657	2,453
Unallocated corporate expenses	9,301	6,678
Intersegment eliminations	(242)	(302)

Consolidated operating expenses	$64,111	$57,770

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating loss was as follows for each period presented (in thousands):

	Quarter Ended March 31,
	2014	2013
Segment income from operations:
Content & Media	$144	$5,794
Communications	5,519	6,630

Total segment income from operations	5,663	12,424
Corporate revenues	94	—
Depreciation	(3,541)	(3,899)
Amortization of intangible assets	(1,657)	(2,453)
Unallocated corporate expenses	(9,301)	(6,678)

Consolidated operating loss	$(8,742)	$(606)

        U.S. revenues totaled $47.5 million and $48.8 million for the quarter ended March 31, 2014 and 2013, respectively. International revenues are primarily generated by the Company's operations in Europe. International revenues totaled $7.9 million and $8.4 million for the quarters ended March 31, 2014 and 2013, respectively. For the quarters ended March 31, 2014 and 2013, revenues from Germany comprised 11% and 12% of total consolidated revenues, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	March 31, 2014	December 31, 2013
United States	$18,712	$19,644
Europe	3,108	3,181
India	247	232

Total long-lived assets	$22,067	$23,057

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Inventories

        Inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Work-in-process	$1,654	$2,096
Finished goods	4,415	5,441

Total	$6,069	$7,537

Other Current Assets

        Other current assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Prepaid expenses	$4,403	$5,442
Prepaid insurance	1,076	1,537
Income taxes receivable	351	765
Other	2,543	2,654

Total	$8,373	$10,398

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Employee compensation and related liabilities	$9,612	$15,246
Non-income taxes payable	1,372	1,161
Income taxes payable	2,884	3,147
Customer deposits	198	207
Reserve for legal settlement	2,722	1,467
Accrued restructuring and other exit costs	1,600	235
Other	1,899	1,894

Total	$20,287	$23,357

Other Liabilities

        Other liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Income tax payable	$4,970	$4,937
Other	646	734

Total	$5,616	$5,671

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	Gains on Cash Flow Hedging Instruments, Net of Tax	Losses on Other Hedging Instruments, Net of Tax	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$7	$—	$(2,283)	$(2,276)
Other comprehensive income (loss) before reclassifications	27	(4)	179	202
Amounts reclassified from accumulated other comprehensive loss	10	—	—	10

Other comprehensive income (loss)	37	(4)	179	212

Balance at March 31, 2014	$44	$(4)	$(2,104)	$(2,064)

        All amounts reclassified from accumulated other comprehensive loss were related to losses on derivatives classified as cash flow hedges. These reclassifications impacted technology and development expenses in the consolidated statements of operations.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the quarter ended March 31, 2014 were as follows (in thousands):

	Content & Media	Communications	Total
Balance at December 31, 2013:
Goodwill (excluding impairment charges)	$137,593	$13,227	$150,820
Accumulated impairment charges	(79,505)	(5,738)	(85,243)

Goodwill at December 31, 2013	58,088	7,489	65,577
Balance at March 31, 2014:
Goodwill (excluding impairment charges)	137,593	13,227	150,820
Accumulated impairment charges	(79,505)	(5,738)	(85,243)

Goodwill at March 31, 2014	$58,088	$7,489	$65,577

        During the quarter ended March 31, 2014, due to a decline in internal financial projections for the MyPoints reporting unit, the Company performed an interim quantitative goodwill impairment assessment. Step one of the goodwill impairment assessment resulted in the Company's determination that the fair value of the MyPoints reporting unit substantially exceeded its carrying value, including goodwill. Accordingly, no impairment charge was recorded.

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	March 31, 2014
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$103,366	$(99,824)	$3,542
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	26,082	(24,198)	1,884
Software and technology	8,518	(6,398)	2,120
Rights, content and intellectual property	13,972	(7,648)	6,324

Total	$159,838	$(145,968)	$13,870

	December 31, 2013
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$103,357	$(99,109)	$4,248
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	26,082	(23,760)	2,322
Software and technology	8,518	(6,242)	2,276
Rights, content and intellectual property	13,748	(7,295)	6,453

Total	$159,605	$(144,306)	$15,299

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

        Amortization expense related to intangible assets for the quarters ended March 31, 2014 and 2013 was $1.7 million and $2.5 million, respectively.

        Estimated future intangible assets amortization expense at March 31, 2014 was as follows (in thousands):

			Year Ending December 31,
		April-Dec 2014
	Total		2015	2016	2017	2018	2019	Thereafter
Estimated amortization of intangible assets	$13,870	$4,578	$3,138	$2,872	$1,889	$822	$415	$156

5. DERIVATIVE INSTRUMENTS

        The fair and notional values of outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivative assets	Other current assets	$114	$45	$2,224	$1,187
Other derivative liabilities	Accrued liabilities	$42	$49	$4,088	$3,773

6. FAIR VALUE MEASUREMENTS

        The following table presents information about assets and liabilities that were required to be measured at fair value on a recurring basis (in thousands):

	Estimated Fair Value
	March 31, 2014
Description	Level 1	Level 2	Total
Assets:
Money market funds	$37,721	$—	$37,721
Time deposits	—	6,151	6,151
Derivative assets	—	114	114

Total	$37,721	$6,265	$43,986

Liabilities:
Derivative liabilities	$—	$42	$42

Total	$—	$42	$42

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

7. STOCKHOLDERS' EQUITY

Common Stock Repurchases

        In May 2001, United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows United Online, Inc. to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. From August 2001 through December 31, 2010, United Online, Inc. had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013, and in September 2013, the Board of Directors further extended the Program through December 31, 2014. There were no repurchases under the Program in the year ended December 31, 2013 or the quarter ended March 31, 2014 and, at March 31, 2014, the authorization remaining under the Program was $80.0 million through December 31, 2014.

        Shares withheld upon the vesting of restricted stock units to pay minimum statutory employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units, the Company currently does not collect the minimum statutory withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the minimum statutory withholding taxes in cash. The amounts remitted in the quarters ended March 31, 2014 and 2013 were $2.1 and $3.3 million, respectively, for which the Company withheld 0.2 million and 0.5 million shares of common stock, respectively, that were underlying the restricted stock units that vested.

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

8. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended March 31,
	2014	2013
Operating expenses:
Cost of revenues	$58	$37
Sales and marketing	180	223
Technology and development	365	348
General and administrative	2,268	1,542

Total stock-based compensation	$2,871	$2,150

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

9. INCOME TAXES

        The Company's provision for income taxes for the quarter ended March 31, 2014 differed from the U.S. federal statutory tax rate of 34% primarily due to a provision for income taxes related to our foreign operations and an income tax accrual related to certain goodwill assets. The Company's tax provision has an unusual relationship to pre-tax loss primarily due to the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the tax expense recorded in the quarter ended March 31, 2014 included an accrual of a non-cash tax expense of approximately $0.7 million in connection with the tax amortization of certain goodwill assets that is not available to offset existing deferred tax assets (termed "naked credits"). Specifically, the Company does not consider the deferred tax liabilities related to certain goodwill assets when determining the need for a valuation allowance.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. NET INCOME (LOSS) PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Quarter Ended March 31,
	2014	2013
Numerator:
Income (loss) from continuing operations	$(10,476)	$628
Income allocated to participating securities	—	(262)

Income (loss) from continuing operations available to common stockholders	(10,476)	366
Income from discontinued operations, net of tax available to common stockholders	—	9,491

Net income (loss) available to common stockholders	$(10,476)	$9,857

Denominator:
Weighted-average common shares	13,896	13,083
Add: Dilutive effect of non-participating securities	—	33

Shares used to calculate diluted net income (loss) per common share	13,896	13,116

Basic net income (loss) per common share:
Continuing operations	$(0.75)	$0.03
Discontinued operations	—	0.72

Basic net income (loss) per common share	$(0.75)	$0.75

Diluted net income (loss) per common share:
Continuing operations	$(0.75)	$0.03
Discontinued operations	—	0.72

Diluted net income (loss) per common share	$(0.75)	$0.75

        The diluted net income (loss) per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the quarters ended March 31, 2014 and 2013 were 1.7 million and 0.4 million, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

Employee Termination Costs
Accrued restructuring and other exit costs at December 31, 2013	$235
Restructuring and other exit costs	2,256
Cash paid for restructuring and other exit costs	(891)

Accrued restructuring and other exit costs at March 31, 2014	$1,600

        In the quarter ended March 31, 2014, the Company recorded restructuring and other exit costs totaling $2.3 million, which included $0.9 million of unallocated corporate employee termination costs, as well as $1.2 million and $0.2 million of employee termination costs in our Content & Media and Communications segments, respectively. These restructuring charges were a result of management's decision to streamline operations, prioritize resources to growth initiatives and increase profitability. The Company expects to incur an additional $0.8 million of restructuring and other exit costs in the second quarter of 2014 related to these initiatives. The restructuring and other exit costs totaled $2.3 million for the quarter ended March 31, 2013.

12. CONTINGENCIES—LEGAL MATTERS

        In June 2011, Memory Lane, Inc., a California corporation, filed a complaint in United States District Court, Central District of California, against Classmates International, Inc., Classmates Online, Inc. and Classmates, Inc. (then known as Memory Lane, Inc.) ("Classmates"), alleging false designation of origin under the Lanham Act, 15 U.S.C. section 1125, and state and common law unfair competition. The complaint included requests for an award of damages and for preliminary and permanent injunctive relief. Notwithstanding the request for preliminary injunctive relief, no motion for such relief was filed. Classmates responded to the complaint in September 2011. In October 2011, the plaintiff amended its complaint to, among other things, dismiss Classmates International, Inc. and add United Online, Inc. as a defendant. In February 2014, the trial commenced, the jury issued a verdict for the defendants, concluding that the defendants did not infringe plaintiff's trademark and the court entered judgment in favor of the defendant. In March 2014 plaintiff filed a notice of appeal of the judgment in favor of defendants.

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

        In April 2012, the Kelm Class Action and the Miller Class Action were consolidated with a related case under the case caption In re Trilegiant Corporation, Inc. In September 2012, the plaintiffs filed their consolidated amended complaint and named five additional defendants. The defendants responded to the consolidated amended complaint by joining in motions to dismiss filed by other defendants in December 2012.

        In addition, in December 2012, David Frank filed a purported class action complaint (the "Frank Class Action") in United States District Court, District of Connecticut, against the following defendants: Trilegiant, Affinion, Apollo (collectively, the "Frank Membership Companies"); 1-800-Flowers.com, Inc., Beckett Media LLC, Buy.com, Inc., Classmates International, Inc., Days Inn Worldwide, Inc., FTD Group, Inc., Hotwire, Inc., IAC/Interactivecorp, Inc., Classmates, Inc., Orbitz Worldwide, LLC, PeopleFindersPro, Inc., Priceline.com, Inc., Shoebuy.com, Inc., TigerDirect, Inc., United Online, Inc., and Wyndham Worldwide Corporation (collectively, the "Frank Marketing

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

Companies"); Bank of America, N.A., Capital One Financial Corporation, Chase Bank USA, N.A., Chase Paymentech Solutions, LLC, Citibank, N.A., Citigroup, Inc., and Wells Fargo Bank, N.A. (collectively, the "Frank Credit Card Companies"). The complaint alleges (1) violations of RICO by all defendants; (2) aiding and abetting violations of such act by the Frank Credit Card Companies; (3) aiding and abetting commissions of mail fraud, wire fraud and bank fraud by the Frank Credit Card Companies; (4) violation of the ECPA by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (5) violations of the Connecticut Unfair Trade Practices Act by the Frank Membership Companies and the Frank Marketing Companies, and aiding and abetting violations of such act by the Frank Credit Card Companies; (6) violation of California Business and Professions Code section 17602 by the Frank Membership Companies and the Frank Marketing Companies; and (7) unjust enrichment by all defendants. The plaintiff seeks class certification, restitution and disgorgement of all amounts wrongfully charged to and received from plaintiff, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded. In January 2013, the plaintiff moved to consolidate the Frank Class Action with the In re Trilegiant Corporation, Inc. action. In March 2014, the Court granted the motion to consolidate the Frank Class Action with the In re Trilegiant Corporation, Inc. action, with the latter designated as the lead case.

        On March 28, 2014, the Court issued an order in the In re Trilegiant Corporation, Inc. action dismissing for lack of Article III standing, and inadequately pled corporate parent liability for its subsidiary's actions, Plaintiffs' claims against United Online, Inc., Memory Lane, Inc. (subsequently renamed Classmates, Inc.), FTD Group, Inc., and Classmates International, Inc. The Court ruled that because none of the named Plaintiffs alleged they used services from or were otherwise injured by any of those defendants, the claims against them are dismissed. The Court's dismissal was without prejudice. The deadline for Plaintiffs to file a motion for reconsideration of the Court's Order expired on April 11, 2014, without any such motion being filed. On April 28, 2014, the Plaintiffs filed a motion seeking entry of partial final judgment on, and certification for interlocutory appeal of, the Court's March 28, 2014 orders dismissing the RICO claims and RICO conspiracy claims, the claims against the Credit Card Company Defendants, the nationwide Connecticut Unfair Trade Practices Act class action allegations, and the claims of plaintiffs Warfel, Reilly, Restrepo and Brian Schnabel based on their participation in a previous class action settlement. On May 5, 2014, the Court summarily granted Plaintiff's motion for entry of partial final judgement and certification for interlocutory appeal. The Plaintiffs' motion did not seek entry of a partial final judgment on, nor certification for interlocutory review of, the Court's dismissal of Plaintiffs' claims against United Online, Inc., Memory Lane, Inc. (subsequently renamed Classmates, Inc.), FTD Group, Inc., and Classmates International, Inc., for lack of Article III standing and inadequately pled corporate parent liability for its subsidiary's actions.

        In January 2013, Unified Messaging Solutions LLC ("Unified Messaging") filed a complaint in United States District Court, Northern District of Illinois, against United Online, Inc., Juno Online Services, Inc., NetZero, Inc. and Memory Lane, Inc. alleging patent infringement of five patents related to email index lists. This case is part of a 58 case multidistrict litigation in Chicago, Illinois with two separate "waves" of defendants. In December 2013, the court issued its Markman claim construction ruling. In January 2014, the plaintiff filed a notice of motion for reconsideration of the court's Markman ruling. In February 2014, the court denied plaintiff's motion for reconsideration. In March 2014, the plaintiff agreed to stipulate that defendants have not infringed, and do not infringe, the

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

asserted claims of the patents, and agreed to consent to the entry of judgment in defendants' favor on that basis without prejudice to plaintiff's right to re-assert its claims against defendants if the United States Court of Appeals for the Federal Circuit reverses or modifies, in whole or in part, any of the court's rulings on claim construction. The court has not yet entered a final order confirming the stipulation of dismissal.

        In March 2014, Modern Telecom Systems LLC filed a complaint in the United States District Court for the Central District of California, Southern Division, against Juno Online Services, Inc. and NetZero, Inc. alleging infringement of certain patents relating to the commercial operation of their dial-up internet services. The complaint seeks an injunction, damages and other relief. As of May 5, 2014, neither Juno Online Services, Inc. nor NetZero, Inc. has been served with the complaint.

        The Company has been cooperating with certain governmental authorities in connection with their respective investigations of its former post-transaction sales practices and certain other current or former business practices.

  •
  In 2010, Classmates, Inc. and FTD.COM Inc. received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and Washington. The primary focus of the inquiry concerns certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors and certain auto-renewal practices of Classmates, Inc. In the second quarter of 2012, the Company received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by Classmates, Inc. and FTD.COM for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. The Company rejected the Multistate Work Group's offer. The Company has since had ongoing discussions with the Multistate Work Group regarding the non-monetary aspects of a negotiated resolution. In December 2013, Classmates and FTD.COM, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $2.2 million. In February 2014, the Multistate Work Group responded to the Company's settlement offer of $2.2 million with a counter offer of (1) $17.5 million plus (2) restitution by Classmates to a group of purchasers of its subscription services. The Multistate Work Group did not provide an explanation as to how the $17.5 million was determined or the proposed allocation of such counter offer between Classmates, Inc. and FTD.COM Inc. In addition, the Multistate Work Group did not propose a limit on the amount of such restitution. In April 2014, Classmates and FTD.COM, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $4.2 million. In addition, Classmates rejected the Multistate Work Group's restitution proposal. While settlement discussions are ongoing, there can be no assurances as to the terms on which the Multistate Work Group and Classmates, Inc. may agree to settle this matter, or that any settlement of this matter may be reached. If no settlement is reached, certain Attorneys General of the Multistate Work Group may file litigation against Classmates, Inc. and, in the event of litigation, Classmates, Inc. intends to vigorously defend itself.

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

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At March 31, 2014, the Company had a reserve of $2.7 million for the proposed settlement of the Multistate Work Group's inquiry of Classmates, Inc. With respect to the legal matters described above, including the Multistate Work Group's inquiry of Classmates, Inc., the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; the Company's strategies; the expected benefits of the separation of the Company and FTD Companies, Inc. into separate, publicly-traded companies and the Company's pursuit of long-term growth initiatives; future financial performance and results; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, and invest in initiatives; our services and products; pricing; marketing plans; competition; legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        United Online, through its operating subsidiaries, provides consumer services and products over the Internet under a number of brands, including Classmates, StayFriends, Trombi, MyPoints, NetZero, and Juno.

        United Online, Inc. is a Delaware corporation, headquartered in Woodland Hills, California, that commenced operations in 2001 following the merger of dial-up Internet access providers NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno"). In 2004, we acquired Classmates Online, Inc. (whose name was changed to Classmates, Inc. in December 2013, "Classmates"), a provider of social networking services, and in 2006, we acquired MyPoints.com, Inc. ("MyPoints"), a provider of a loyalty marketing service. In 2008, we acquired FTD Group, Inc. (together with its subsidiaries and its parent, FTD Companies, Inc., "FTD"), a provider of floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services under the FTD and Interflora brands. In June 2012, we acquired schoolFeed, Inc. ("schoolFeed"), an online high school social network that enables members to reconnect and interact with their former classmates. On November 1, 2013, United Online, Inc. consummated the separation of FTD Companies, Inc. (together with its subsidiaries, "FTD") from United Online, Inc. through a tax-free distribution of all FTD Companies, Inc. common stock held by United Online, Inc. to United Online, Inc.'s stockholders (the "FTD Spin-Off Transaction"). As a result, FTD's financial results are presented as discontinued operations in our unaudited condensed consolidated financial statements.

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

Segment Services

Content & Media

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

        Social Networking Services.    We operate our social networking services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Our domestic and international social networking services comprise a large and diverse population of users, with approximately 100 million registered accounts at March 31, 2014.

        Domestic.    Our Classmates website (www.classmates.com) primarily serves the U.S. and Canada. Visitors to the Classmates website can experience a substantial amount of content free of charge. Members with free accounts can use our search feature to locate individuals in our database or in our collection of yearbooks; post information and view information posted by other members; tag yearbook photos; and organize reunions and engage in other reunion-related activities. To engage in the premium features, a member is required to purchase an All-Access Pass, which is generally available for terms ranging from three months to two years. Revenues from our Classmates website are derived primarily from the sale of these subscriptions and, to a lesser extent, from advertising fees and other transactions on our website, including the sale of yearbook reprints.

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

        Loyalty Marketing.    Our loyalty marketing service, MyPoints, connects advertisers with its members by allowing members to earn rewards points for engaging in online activities. MyPoints is a free service for consumers who register and provide certain identifying information to receive direct email marketing and other loyalty promotions. Members earn points for responding to email offers, shopping online at the MyPoints website (www.mypoints.com), taking market research companies' surveys, playing MyPoints branded online games, searching the Internet through a MyPoints branded toolbar, and engaging in other online activities. In addition to these online point earning opportunities, MyPoints also offers a credit card with opportunities to earn points through both online and offline shopping. Rewards points are redeemable primarily in the form of third-party gift cards or electronic codes, currently from approximately 90 merchants, including, among others, leading retailers, restaurants, online payment and prepaid credit card merchants, gas stations, games, airlines, hotels, and theaters. Gift cards are available for purchase on the MyPoints website.

Communications

        Our principal Communications pay service is dial-up Internet access, offered under the NetZero and Juno brands. We also offer mobile broadband, DSL, email, Internet security, web hosting services, and other services. In total, we had 545,000 Communications pay accounts at March 31, 2014, of which 343,000 were Internet access pay accounts and 202,000 were pay accounts subscribed to our other Communications services, including email, Internet security and web hosting services. The majority of our Communications revenues are derived from dial-up Internet access, DSL and other Communications services. In addition, our Communications services generate advertising revenues from search placements, display advertisements and online market research associated with our Internet access and email services.

        Internet Access Services.    Our Internet access services consist of dial-up, mobile broadband and, to a much lesser extent, DSL services. Our dial-up Internet access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up Internet access services include Internet access and an email account. In addition, we offer accelerated dial-up Internet access services which can significantly reduce the time required for certain web pages to load during Internet browsing when compared to our basic dial-up Internet access services. Our accelerated dial-up Internet access services are also bundled with additional benefits, including antivirus software and enhanced email storage, although we also offer each of these features and certain other value-added features as stand-alone pay services. Our dial-up Internet access services are available in more than 12,600 cities across the U.S. and Canada. We also generate revenues from the resale of telecommunications to third parties. Our Internet access services have typically experienced a higher rate of subscriber additions during the quarter ending March 31 when compared to other quarters, though there can be no assurance that these seasonal trends will continue in the future.

        In 2012, we began offering our mobile broadband service as part of a wholesale agreement with Clearwire. In January 2014, we expanded the coverage area to include the Sprint 3G network. We offer consumers the option to access the service by purchasing either a NetZero USB modem to connect a single device such as a PC or a Mac® computer, a NetZero personal hotspot that can connect up to eight Wi-Fi enabled devices simultaneously or a home device that is both a modem and Wi-Fi router. NetZero USB, hotspot or home modem customers are able to connect to our mobile broadband service using a variety of devices, including a PC, Mac® computer, iPad® mobile digital device, and other tablets, netbooks, smartphones, and smart televisions. Our mobile broadband service is generally available for use in the home, at the office or on the go by customers across the U.S.

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

	Quarter Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Consolidated:
Revenues (in thousands)	$55,369	$62,644	$56,239	$57,567	$57,164
Content & Media:
Segment revenues (in thousands)	$29,843	$35,869	$32,233	$32,919	$32,826
% of consolidated revenues	54%	57%	57%	57%	57%
Pay accounts (in thousands)	2,574	2,632	2,690	2,720	2,786
Segment churn	3.2%	3.0%	2.9%	3.1%	3.3%
ARPU	$2.49	$2.54	$2.52	$2.48	$2.48
Segment active accounts (in millions)	10.8	10.3	10.3	10.5	11.4
Average currency exchange rate: EUR to USD	1.37	1.36	1.33	1.31	1.32
Communications:
Segment revenues (in thousands)	$25,674	$26,929	$24,354	$24,935	$24,640
% of consolidated revenues	46%	43%	43%	43%	43%
Pay accounts (in thousands):
Access	343	346	360	378	404
Other	202	207	213	217	222

Total pay accounts	545	553	573	595	626
Segment churn	3.1%	2.7%	2.7%	3.0%	3.0%
ARPU	$10.19	$9.62	$9.41	$9.34	$9.21
Segment active accounts (in millions)	1.1	1.2	1.2	1.2	1.3

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

Other Income, Net

        Other income, net, consists of gains and losses on foreign currency exchange rate transactions; realized and unrealized gains and losses on certain forward foreign currency exchange contracts; gains or losses related to ineffectiveness of certain derivative instruments; equity earnings on investments in subsidiaries; and other non-operating income and expenses.

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

        Unaudited condensed consolidated information was as follows (in thousands):

	Quarter Ended March 31,
	2014	2013
Revenues	$55,369	$57,164
Operating expenses:
Cost of revenues	19,327	19,370
Sales and marketing	15,007	15,674
Technology and development	8,105	8,591
General and administrative	18,035	15,655
Amortization of intangible assets	1,381	1,340
Contingent consideration—fair value adjustment	—	(5,149)
Restructuring and other exit costs	2,256	2,289

Total operating expenses	64,111	57,770

Operating loss	(8,742)	(606)
Interest income	92	20
Other income, net	13	173

Loss before income taxes	(8,637)	(413)
Provision for (benefit from) income taxes	1,839	(1,041)

Income (loss) from continuing operations	(10,476)	628
Income from discontinued operations, net of tax	—	9,491

Net income (loss)	$(10,476)	$10,119

        Information for our two reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	Content & Media		Communications
	Quarter Ended March 31,		Quarter Ended March 31,
	2014	2013	2014	2013
Revenues	$29,843	$32,826	$25,674	$24,640
Operating expenses:
Cost of revenues	6,660	7,742	10,828	8,624
Sales and marketing	10,767	11,301	4,363	4,566
Technology and development	4,360	5,190	2,253	2,014
General and administrative	6,693	5,659	2,524	2,806
Contingent consideration—fair value adjustment	—	(5,149)	—	—
Restructuring and other exit costs	1,219	2,289	187	—

Total operating expenses	29,699	27,032	20,155	18,010

Segment income from operations	$144	$5,794	$5,519	$6,630

Quarter Ended March 31, 2014 compared to Quarter Ended March 31, 2013

Consolidated Results

Revenues

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Revenues	$55,369	$57,164	$(1,795)	(3)%
Revenues as a percentage of total segment revenues:
Content & Media	53.8%	57.1%
Communications	46.2%	42.9%

        The decrease in consolidated revenues was due to a $3.0 million decrease in revenues from our Content & Media segment, partially offset by a $1.0 million increase in revenues from our Communications segment.

Cost of Revenues

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Cost of revenues	$19,327	$19,370	$(43)	—%
Cost of revenues as a percentage of total segment cost of revenues:
Content & Media	38.1%	47.3%
Communications	61.9%	52.7%

        Consolidated cost of revenues remained relatively flat for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013. Cost of revenues for our Communications segment increased by $2.2 million, which was offset by a $1.2 million decrease in depreciation and amortization expense and a $1.1 million decrease in cost of revenues associated with our Content & Media segment.

Sales and Marketing

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Sales and marketing	$15,007	$15,674	$(667)	(4)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
Content & Media	71.2%	71.2%
Communications	28.8%	28.8%

        The decrease in consolidated sales and marketing expenses was due to a $0.5 million decrease in sales and marketing expenses associated with our Content & Media segment and a $0.2 million decrease in sales and marketing expenses associated with our Communications segment.

Technology and Development

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Technology and development	$8,105	$8,591	$(486)	(6)%
Technology and development expenses as a percentage of total segment technology and development expenses:
Content & Media	65.9%	72.0%
Communications	34.1%	28.0%

        The decrease in consolidated technology and development expenses was primarily due to a $0.8 million decrease in technology and development expenses associated with our Content & Media segment, partially offset by a $0.2 million increase in technology and development expenses associated with our Communications segment.

General and Administrative

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
General and administrative	$18,035	$15,655	$2,380	15%
General and administrative expenses as a percentage of total segment general and administrative expenses:
Content & Media	72.6%	66.9%
Communications	27.4%	33.1%

        The increase in consolidated general and administrative expenses was primarily due to a $1.8 million increase in unallocated corporate expenses and, to a lesser extent, a $1.0 million increase in general and administrative expenses associated with our Content & Media segment. These increases were partially offset by a $0.3 million decrease in general and administrative expenses associated with our Communications segment.

Amortization of Intangible Assets

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$1,381	$1,340	$41	3%

        Consolidated amortization of intangible assets remained relatively flat for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013.

Contingent Consideration—Fair Value Adjustment

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Contingent consideration—fair value adjustment	$—	$(5,149)	$5,149	(100)%

        During the quarter ended March 31, 2013, the Company recognized a gain of $5.1 million as a result of changes in the estimated fair value of contingent consideration related to the acquisition in June 2012 of schoolFeed, Inc. ("schoolFeed"), due to the restriction of certain functionality of the schoolFeed app by Facebook, which limited schoolFeed's ability to use the Facebook platform to contact users who were not registered members of schoolFeed. Subsequently, in May 2013, Facebook discontinued the schoolFeed app's access to the Facebook platform, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app. We had accrued $3.4 million for the contingent consideration payment for the earnout period ended June 30, 2013, which was paid in full in August 2013. We do not currently expect any contingent consideration will be earned for either of the remaining earnout periods ending June 30, 2014 and 2015.

Restructuring and Other Exit Costs

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$2,256	$2,289	$(33)	(1)%

        Consolidated restructuring and other exit costs for the quarter ended March 31, 2014 included $0.9 million of unallocated corporate employee termination costs, as well as $1.2 million and $0.2 million of employee termination costs in our Content & Media and Communications segments, respectively. Consolidated restructuring and other exit costs for the quarter ended March 31, 2013 included $2.1 million of employee termination costs, as well as $0.2 million of contract termination costs in the Content & Media segment. We expect to incur an additional $0.8 million of restructuring and other exit costs in the second quarter of 2014 related to these initiatives. At March 31, 2014, accrued restructuring and other exit costs totaled $1.6 million, which will be paid over the next 12 months.

Interest Income

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Interest income	$92	$20	$72		*

*
Not meaningful

        The increase in consolidated interest income was primarily due to higher invested cash balances at our India subsidiary.

Other Income, Net

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Other income, net	$13	$173	$(160)	(92)%

        The decrease in consolidated other income, net, was primarily due to a decrease in realized and unrealized gains related to forward foreign currency exchange contracts.

Provision for (Benefit from) Income Taxes

	Quarter Ended March 31,
	2014	2013
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,839	$(1,041)
Effective income tax rate	(21.3)%	251.8%

        For the quarter ended March 31, 2014, we recorded a provision for income taxes totaling $1.8 million on a pre-tax loss totaling $8.6 million, compared to a benefit from income taxes of $1.0 million on a pre-tax loss totaling $0.4 million for the quarter ended March 31, 2013. Our negative effective income tax rate of 21.3% for the quarter ended March 31, 2014 was primarily due to a provision for income taxes related to our foreign operations and an income tax accrual related to certain goodwill assets. Our tax provision has an unusual relationship to pre-tax loss primarily due to the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the tax expense recorded in the quarter ended March 31, 2014 included an accrual of a non-cash tax expense of approximately $0.7 million in connection with the tax amortization of certain goodwill assets that is not available to offset existing deferred tax assets (termed "naked credits"). Specifically, we do not consider the deferred tax liabilities related to certain goodwill assets when determining the need for a valuation allowance.

        The change in our effective income tax rate for the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, was primarily due to the treatment of the benefit from the reduction in the fair value of acquisition-related contingent consideration in the quarter ended March 31, 2013 as a permanent difference. The reduction in the fair value of contingent consideration is recorded in the statement of operations, while, for tax purposes, it is treated as a purchase price adjustment rather than income. The benefit from the contingent consideration was partially offset by a decrease in benefit from the reduction in foreign tax credits.

Content & Media Segment Results

Content & Media Revenues

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Services	$19,510	$21,161	$(1,651)	(8)%
Products	416	624	(208)	(33)%
Advertising and other	9,917	11,041	(1,124)	(10)%

Total Content & Media Revenues	$29,843	$32,826	$(2,983)	(9)%

ARPU	$2.49	$2.48	$0.01	—%
Average pay accounts	2,603	2,825	(222)	(8)%

        The decrease in Content & Media services revenues was a result of an 8% decrease in our average number of pay accounts. Excluding the favorable impact of foreign currency exchange rates, ARPU decreased by 1%. Content & Media advertising and other revenues decreased due to a decrease in advertising revenues from our loyalty marketing services as a result of a decline in the amount of discretionary spend from our large partners and advertisers, as well as a decrease in loyalty marketing active accounts. The decrease in Content & Media products revenues was primarily related to a decrease in revenues generated from the sale of third-party merchandise. Adjusting for the favorable impact of foreign currency exchange rates of $0.3 million due to a stronger Euro versus the U.S. Dollar, Content & Media revenues decreased by $3.3 million, or 10%.

Content & Media Cost of Revenues

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$6,660	$7,742	$(1,082)	(14)%
Content & Media cost of revenues as a percentage of Content & Media revenues	22.3%	23.6%

        The decrease in Content & Media cost of revenues was primarily due to a $0.4 million decrease in hosting-related fees, a $0.3 million decrease in costs of points earned by members of our loyalty marketing service and a $0.2 million decrease in the costs associated with the sale of third-party merchandise.

Content & Media Sales and Marketing

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$10,767	$11,301	$(534)	(5)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	36.1%	34.4%

        The decrease in Content & Media sales and marketing expenses was primarily due to a $0.5 million decrease in personnel- and overhead-related costs and a $0.3 million decrease in marketing spend by our loyalty marketing services, partially offset by a $0.3 million increase in costs to acquire new social networking members.

Content & Media Technology and Development

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Content & Media technology and development	$4,360	$5,190	$(830)	(16)%
Content & Media technology and development expenses as a percentage of Content & Media revenues	14.6%	15.8%

        The decrease in Content & Media technology and development expenses was the result of a decrease in personnel- and overhead-related expenses.

Content & Media General and Administrative

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Content & Media general and administrative	$6,693	$5,659	$1,034	18%
Content & Media general and administrative expenses as a percentage of Content & Media revenues	22.4%	17.2%

        The increase in Content & Media general and administrative expenses was primarily due to a reserve for legal settlement of $1.3 million recorded in the quarter ended March 31, 2014 and a $0.2 million increase in professional services and consulting fees, partially offset by a $0.2 million decrease in personnel- and overhead-related costs and a $0.2 million decrease in bad debt expense.

Content & Media Contingent Consideration—Fair Value Adjustment

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Content & Media contingent consideration—fair value adjustment	$—	$(5,149)	$5,149	100%

        During the quarter ended March 31, 2013, the Company recognized a gain of $5.1 million as a result of changes in the estimated fair value of contingent consideration related to the acquisition in June 2012 of schoolFeed, due to the restriction of certain functionality of the schoolFeed app by Facebook, which limited schoolFeed's ability to use the Facebook platform to contact users who were not registered members of schoolFeed. Subsequently, in May 2013, Facebook discontinued the schoolFeed app's access to the Facebook platform, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app. We had accrued $3.4 million for the contingent consideration payment for the earnout period ended June 30, 2013, which was paid in full in August 2013. We do not currently expect any contingent consideration will be earned for either of the remaining earnout periods ending June 30, 2014 and 2015.

Content & Media Restructuring and Other Exit Costs

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Content & Media restructuring and other exit costs	$1,219	$2,289	$(1,070)	(47)%

        Content & Media restructuring and other exit costs for the quarter ended March 31, 2014 consisted of $1.2 million of employee termination costs. Content & Media restructuring and other exit costs for the quarter ended March 31, 2013 consisted of $2.1 million of employee termination costs and $0.2 million of contract termination costs. These restructuring charges were the result of management's decision to streamline operations, prioritize resources to growth initiatives and increase profitability.

Communications Segment Results

Communications Revenues

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Services	$16,992	$17,834	$(842)	(5)%
Products	2,373	1,261	1,112	88%
Advertising	6,309	5,545	764	14%

Total Communications Revenues	$25,674	$24,640	$1,034	4%

ARPU	$10.19	$9.21	$0.98	11%
Average number of dial-up Internet access pay accounts	257	336	(79)	(24)%

        The increase in Communications revenues consisted of a $1.1 million increase in products revenues driven by the sale of mobile broadband devices from higher signups and a $0.8 million increase in advertising revenues, which was primarily related to higher advertising rates driven by optimization of advertising inventory and stronger market demand. The decrease in Communications services revenues was primarily due to a 24% decrease in our average number of dial-up Internet access pay accounts, partially offset by an 11% increase in ARPU. The increase in ARPU was attributable to a higher percentage of mobile broadband subscribers, which have higher ARPUs, as well as an increase in ARPU of such subscribers.

Communications Cost of Revenues

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Communications cost of revenues	$10,828	$8,624	$2,204	26%
Communications cost of revenues as a percentage of Communications revenues	42.2%	35.0%

        The increase in Communications cost of revenues was due to a $3.1 million increase in costs associated with our mobile broadband service due to higher signups and higher pay accounts, partially offset by a $0.7 million decrease in costs associated with our DSL service and a $0.2 million decrease in telecommunications costs due to a decrease in dial-up Internet access pay accounts.

Communications Sales and Marketing

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Communications sales and marketing	$4,363	$4,566	$(203)	(4)%
Communications sales and marketing expenses as a percentage of Communications revenues	17.0%	18.5%

        The decrease in Communications sales and marketing expenses was attributable to a decrease in marketing costs associated with the promotion of our dial-up and mobile broadband services.

Communications Technology and Development

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Communications technology and development	$2,253	$2,014	$239	12%
Communications technology and development expenses as a percentage of Communications revenues	8.8%	8.2%

        The increase in Communications technology and development expenses was attributable to an increase in personnel- and overhead-related costs.

Communications General and Administrative

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Communications general and administrative	$2,524	$2,806	$(282)	(10)%
Communications general and administrative expenses as a percentage of Communications revenues	9.8%	11.4%

        The decrease in Communications general and administrative expenses was primarily related to a $0.2 million decrease in professional services and consulting fees.

Communications Restructuring and Other Exit Costs

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$187	$—	$187	N/A

        Communications restructuring and other exit costs for the quarter ended March 31, 2014 consisted primarily of employee termination costs.

Corporate Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Corporate revenues	$94	$—	$94	N/A

        Corporate revenues for the quarter ended March 31, 2014 were related to transition services provided to FTD in connection with the FTD Spin-Off Transaction, which was consummated on November 1, 2013.

Unallocated Corporate Expenses

	Quarter Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Unallocated corporate expenses	$8,451	$6,678	$1,773	27%

        The increase in unallocated corporate expenses, excluding depreciation, amortization of intangible assets and restructuring and other exit costs, was primarily due to $1.0 million of stock-based compensation attributable to the accelerated vesting of awards upon the termination of employment of certain executive officers, a $0.5 million increase in professional services and consulting fees and, to a lesser extent, $0.4 million of dispute settlement charges recorded in the quarter ended March 31, 2014, partially offset by a $0.2 million decrease in transaction-related costs.

Liquidity and Capital Resources

Quarter Ended March 31, 2014 compared to Quarter Ended March 31, 2013

        Our total cash and cash equivalents balance decreased by $1.0 million, or 1%, to $67.3 million at March 31, 2014, compared to $68.3 million at December 31, 2013. Our summary cash flows for the periods presented were as follows (in thousands):

	Quarter Ended March 31,
	2014	2013
Net cash provided by operating activities from continuing operations	$3,328	$3,503
Net cash used for investing activities from continuing operations	$(2,474)	$(3,540)
Net cash used for financing activities from continuing operations	$(2,059)	$(12,497)

        Net cash provided by operating activities from continuing operations decreased by $0.2 million, or 5%. Net cash provided by operating activities is driven by our income (loss) from continuing operations adjusted for non-cash items and changes in working capital, including, but not limited to, depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, and deferred taxes. The decrease in net cash provided by operating activities was due to an $11.1 million decrease in income (loss) from continuing operations, partially offset by a $5.1 million increase in non-cash items primarily related to the contingent consideration fair value adjustment recorded in the quarter ended March 31, 2013, and a $5.8 million favorable change in working capital. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities from continuing operations decreased by $1.1 million, or 30%. The decrease was primarily due to a $1.0 million decrease in purchases of property and equipment.

        Capital expenditures for the quarter ended March 31, 2014 totaled $2.2 million. At March 31, 2014 and December 31, 2013, we had $0.7 million and $0.4 million, respectively, of property and equipment that was not yet paid for and was included in accounts payable and other liabilities in the consolidated balance sheets. We currently anticipate that our total capital expenditures for 2014 will be in the range of $10.5 million to $12.5 million, which includes the aforementioned $0.4 million of purchases on account at December 31, 2013. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities from continuing operations decreased by $10.4 million, or 84%. The decrease was primarily due to the discontinuation of cash dividend payments. We paid cash dividends of $9.4 million in the quarter ended March 31, 2013. In January 2014, we announced that United Online, Inc.'s Board of Directors determined to discontinue cash dividend payments in order to provide financial flexibility to support anticipated long-term growth initiatives. Repurchases of common stock decreased by $1.2 million, or 35%.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows United Online, Inc. to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. United Online, Inc.'s Board of Directors has approved and ratified the Program through December 31, 2014. There were no repurchases under the Program during the year ended December 31, 2013 or the quarter ended March 31, 2014 and, at March 31, 2014, the authorization remaining under the Program was $80.0 million through December 31, 2014.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units we grant to employees. In general, we currently do not collect the minimum statutory employee withholding taxes from employees upon vesting of restricted stock units. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due. We then pay the minimum statutory withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the quarter ended March 31, 2014 and 2013 were $2.1 and $3.3 million, respectively, for which we withheld 0.2 million and 0.5 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting during the period.

        On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency. We recorded $2.3 million of restructuring and other exit costs in the quarter ended March 31, 2014, which primarily consisted of employee termination costs. During the quarter ended March 31, 2014, we paid $0.9 million of restructuring and other exit costs. At March 31, 2014, accrued restructuring and other exit costs totaled $1.6 million, which will be paid over the next 12 months.

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

        If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, long-term growth initiatives, which may include optimizing our current product offerings to enhance our consumer value proposition, expanding new product development efforts to drive new revenue growth, and pursuing new strategic partnerships and other opportunities to expand our scope and reach; the repurchase of our shares of common stock underlying restricted stock units to pay the minimum statutory employee withholding taxes due on vested restricted stock units; the repurchase of our shares of common stock under the Program; future capital expenditures; and future acquisitions of intangible assets, including rights, content and intellectual property, and have a material adverse effect on our business, financial position, results of operations, and cash flows, as well as impair our ability to service our debt obligations. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or any debt securities that we issue might have rights, preferences or privileges senior to holders of our shares of common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

Contractual Obligations

        Contractual obligations at March 31, 2014 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Member redemption liability	$20,200	$7,595	$6,738	$2,545	$3,322
Noncancelable operating leases	14,111	5,988	6,302	1,821	—
Purchase obligations	1,858	1,728	130	—	—
Other liabilities	7,173	7,165	7	1	—

Total	$43,342	$22,476	$13,177	$4,367	$3,322

        At March 31, 2014, we had liabilities for uncertain tax positions totaling $11.5 million, of which $6.5 million was included in other liabilities in the contractual obligations table above and, at March 31, 2014, was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

        Commitments under letters of credit at March 31, 2014 were scheduled to expire as follows (in thousands):

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

        In connection with the termination of the employment of certain executive officers and, in certain cases, their post-termination consulting arrangements, we have cash obligations of approximately $0.6 million, which will be paid in full by the first quarter of 2015, and we have accelerated or will accelerate, as the case may be, the vesting of approximately 30,000 restricted stock units in the second quarter of 2014.

Off-Balance Sheet Arrangements

        At March 31, 2014, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K) that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Interest Rate Risk

        While we do not currently maintain any short-term investments, we still maintain deposits, which are classified as cash equivalents. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates. At March 31, 2014, the Company did not have any fixed or floating rate debt obligations.

Foreign Currency Exchange Risk

        We transact business in foreign currencies, and we are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the Euro ("EUR") and the Indian Rupee ("INR") and, to a much lesser extent, the Swedish Krona ("SEK") and the Swiss Franc ("CHF"), which may result in gains or losses reported in our results of operations. The volatilities in EUR, INR, SEK, and CHF (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using period-end exchange rates. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the exchange rate trend in currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and net income (loss). A hypothetical 10% adverse change in overall foreign currency exchange rates over an entire year would not have a material impact on estimated annual revenues, and would have a $0.7 million impact on annual income (loss) before income taxes. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income, net, in the unaudited condensed consolidated statements of operations.

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At March 31, 2014, the notional value of open forward foreign currency exchange contracts accounted for as net investment and cash flow hedges totaled $2.4 million and $1.2 million, respectively.

        Periodically, we enter into forward foreign currency exchange contracts, which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At March 31, 2014, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $2.7 million. We may, in the future, also use other derivative financial instruments, if it is determined that such hedging activities are appropriate to reduce risk.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a description of our material pending legal proceedings, please refer to Note 12, "Contingencies—Legal Matters" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

        The risk factors set forth below are substantially the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2013, with the exception of modifications to (i) under "Risks Relating to our Business Generally," the risk factors titled "Legal actions or investigations could subject us to substantial liability, require us to change our business practices, and adversely affect our business, financial condition, results of operations, and cash flow," "Fluctuations in foreign currency exchange rates could adversely affect comparisons of our operating results," and "We have a new president and chief executive officer, as well as a new general counsel, and we are currently operating with an interim chief financial officer. Any failure or delay in successfully transitioning the duties and responsibilities of our former president and chief executive officer, general counsel and chief financial officer could have a negative impact on our business," (ii) under "Additional Risks Relating to our Content & Media Segment," the risk factor titled "We face intense competition that could result in the failure of our social networking services to be commercially successful," and (iii) under "Additional Risks Relating to our Communications Segment," the risk factor titled "Our Internet access business is dependent on the availability of telecommunications services and compatibility with third party systems and products."

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

        Various governmental agencies have in the past asserted claims, instituted legal actions, inquiries or investigations, or imposed obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancelation, refund, or disclosure practices, and they may continue to do so in the future. We have received civil investigative demands and subpoenas, as applicable, from the Federal Trade Commission ("FTC") and the Attorneys General of various states, primarily regarding their respective investigations into certain former post-transaction sales practices and certain of our marketing, billing, renewal, and privacy practices and disclosures. We have been cooperating with these investigations. However, the outcome of these or any other governmental investigations or their potential implications for our business are uncertain. We may not prevail in existing or future claims and any judgment against us or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices. For example, in 2010, Classmates, Inc. (then known as Classmates Online, Inc.) paid $960,000 to resolve an investigation of the Attorney General for the State of New York related to its former post-transaction sales practices; and in July 2013, Classmates, Inc. (formerly known as Memory Lane, Inc.) paid $300,000 to resolve an investigation of the Attorney General for the District of Columbia related to its former post-transaction sales practices. Defending against lawsuits, inquiries and investigations also involves significant expense and diversion of management's attention and resources from other matters. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures could result in changes to our business practices, as well as significant damages, fines, penalties or assessments, which could decrease our revenues or increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies or private parties, or we are required to pay significant sums, including damages, fines, penalties, or assessments, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. For more information, see Note 12, "Contingencies—Legal Matters" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

        Our international businesses must also comply with data protection and privacy laws of the applicable jurisdictions. If we or any of the third-party services on which we rely fail to transmit customer information and payment details in a secure manner, or if they otherwise fail to protect customer privacy in online transactions or if they transfer personal information without complying with certain required conditions or applicable laws, then we risk being exposed to civil and criminal liability, as well as claims from individuals alleging damages as a result of the alleged non-compliance. We may also be required to alter our data collection and use practices. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, including, without limitation, targeted or behavioral advertising, user privacy and data protection, consumer protection, antitrust, export, and unclaimed property. Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states, the federal government or international authorities related to automatic-renewal practices, spam, user privacy, targeted or behavioral advertising, and taxation, could impact our revenues or certain of our business practices or those of our advertisers. For example, our compliance with Canada's new anti-spam legislation, which will go into effect in July 2014 and may require the consent of a Canadian consumer in order to send certain types of emails to such consumer, may impact our ability to email some of our members. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our services and products, our costs, or the manner in which we or our advertisers conduct business, all of which could adversely impact our business, financial condition, results of operations, and cash flows and cause our business to suffer.

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

        We transact business in different foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, including the Euro, the Indian Rupee, the Swedish Krona, and the Swiss Franc. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international businesses are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. Certain of our key business metrics, such as the Content & Media segment's ARPU, are similarly affected by such foreign currency exchange rate fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the Euro, has had, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could negatively impact the comparisons of such results against prior periods as well as our business, financial condition, results of operations, and cash flows. The Company uses derivative instruments, such as foreign currency forward contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such instruments may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign currency exchange rates.

We have a new president and chief executive officer, as well as a new general counsel, and we are currently operating with an interim chief financial officer. Any failure or delay in successfully transitioning the duties and responsibilities of our former president and chief executive officer, general counsel and chief financial officer could have a negative impact on our business.

        Francis Lobo became President and Chief Executive Officer of United Online, Inc. and a member of its Board of Directors on November 5, 2013, and Gail H. Shulman became its Executive Vice President and General Counsel on January 7, 2014. Neil P. Edwards, the former Executive Vice President and Chief Financial Officer of United Online, Inc., resigned effective as of March 14, 2014 and the Company named Michelle D. Stalick as its Chief Financial Officer on an interim basis. In addition, the employment of the Company's Chief Personnel Officer also terminated in January 2014. Our success depends to a significant extent on the performance of our senior management. Any failure or delays in the transition of duties and responsibilities to, and the assumption and execution of such duties and responsibilities by, the new members of senior management could have a negative impact on our business, financial condition, results of operations, and cash flows.

Our ability to operate our business could be seriously harmed if we lose members of our senior management team or other key employees or we are not able to attract qualified new personnel.

        Our business is largely dependent on the efforts and abilities of our senior management and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time. Our officers have employment agreements pursuant to which they may be entitled to separation benefits in connection with a termination of employment under certain circumstances. As discussed in the preceding risk factor, several of our key officers, including our president and chief executive officer, our general counsel, our chief financial officer, and our chief personnel officer, recently left the Company. The loss of any of our key officers or other employees, or our inability to attract or retain qualified employees could seriously harm our business, financial condition, results of operations, and cash flows. We do not carry key-person life insurance on any of our employees.

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

        Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales, and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do, offer a wider variety of services, have more compelling websites with more extensive user-generated or third-party content or offer their services or content free to their users. Some of our competitors have been more successful than we have been in attracting and retaining visitors and members, and our ability to attract visitors to our websites and maintain a large and growing member base has been adversely affected by such competition. In particular, Facebook's membership base currently far exceeds that of any of its competitors. If our competitors provide services similar to our social networking services for free, we may not be able to charge for our social networking services or we may need to reduce our membership fees. We rely on some of our competitors, such as Facebook, to promote our services and for new member acquisitions. Any changes to such competitors' rules or policies or any other changes implemented by such competitor could adversely affect our business or our strategies. Competition has adversely affected our subscription revenues from social networking services, as well as our advertising revenues from our social networking services and loyalty marketing service. More intense competition could also require us to increase our marketing or other expenditures. As a result of competition, our business, financial condition, results of operations, and cash flows have been adversely affected.

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

        Pay accounts and free active accounts have been decreasing, and we believe this trend may continue. If we are not able to attract visitors to our websites and convert a significant portion to pay accounts, the number of pay accounts for our social networking services and related advertising revenues will continue to decline and the business, financial condition, results of operations, and cash flows of the Content & Media segment will be adversely affected.

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

        We compete with numerous providers of broadband, mobile broadband and DSL services, as well as other dial-up Internet access providers. Our principal competitors for our mobile broadband and DSL services include, among others, local exchange carriers, wireless and satellite service providers, and cable service providers. These competitors include established providers such as AT&T, Verizon, Sprint and T-Mobile. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. Many broadband providers, including cable companies and local exchange carriers, bundle their offerings with telephone, entertainment or other services, which may result in lower prices than standalone services. In addition, there are a number of mobile virtual network operators, some of which focus on pricing as their main selling point. Certain portions of the U.S., primarily rural areas, currently have limited or no access to broadband services. However, the U.S. government has indicated its intention to facilitate the provision of broadband services to such areas. Such expansion of the availability of broadband services will increase the competition for Internet access subscribers in such areas and will likely adversely affect our business. In addition to competition from broadband, mobile broadband and DSL providers, competition among dial-up Internet access service providers is intense and neither our pricing nor our features provides us with a significant competitive advantage, if any, over certain of our dial-up Internet access competitors. We expect that competition, particularly with respect to price, for broadband, mobile broadband and DSL services, as well as dial-up Internet access services, will continue and may materially and adversely impact our business, financial condition, results of operations, and cash flows.

Revenues and profitability of our Communications segment may continue to decline.

        A significant portion of our Communications segment revenues and profits come from our dial-up Internet and DSL access services and related services and advertising revenues. Our dial up and DSL Internet access pay accounts and revenues have been declining and are expected to continue to decline due to the continued maturation of the market for dial-up and DSL Internet access. Consumers continue to migrate to broadband access, primarily due to the faster connection and download speeds provided by broadband access. Advanced applications such as online gaming, music downloads and videos require greater bandwidth for optimal performance, which adds to the demand for broadband access. The pricing for basic broadband services has been declining as well, making it a more viable option for consumers. In addition, the popularity of accessing the Internet through tablets and mobile devices has been growing and may accelerate the migration of consumers away from dial-up Internet access. The number of dial-up Internet access pay accounts has been adversely impacted by both a decrease in the number of new pay accounts signing up for our services, as well as the impact of subscribers canceling their accounts, which we refer to as "churn." Churn has increased from time to time and may increase in the future. We also experience an increase in the percentage of credit card failures from time to time. For example, a large-scale security breach at a retailer may result in the cancelation and re-issuance of the affected credit cards by the issuing banks, which would impact our ability to charge our members on their old credit cards and if our members do not update their credit card information with us, their accounts will terminate. Any change in the degree of credit card failures could have a material impact on our churn rate. If we experience a higher than expected level of churn, it will make it more difficult for us to increase or maintain the number of pay accounts, which could adversely affect our business, financial condition, results of operations, and cash flows.

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

        Our Internet access business substantially depends on the availability, capacity, affordability, reliability, and security of our telecommunications networks. Only a limited number of telecommunications providers offer the network and data services we currently require, and we purchase most of our telecommunications services from a few providers. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, some telecommunications providers may cease to offer network services for certain less populated areas, which would reduce the number of providers from which we may purchase services and may entirely eliminate our ability to purchase services for certain areas. Currently, our mobile broadband service is entirely dependent upon services acquired from two service providers, and the devices required by each provider can be used for only such provider's service. If we are unable to maintain, renew or obtain new agreements with telecommunications providers on acceptable terms, or our providers discontinue their services, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. Sprint, which owns Clearwire, recently announced that it plans to cease using WiMAX technology on the Clearwire network by the end of 2015. If this plan is implemented, this discontinuation will affect our mobile broadband subscribers that utilize the Clearwire network. We are working on a transition plan for such subscribers, but our transition plan may not be successful or we may incur significant costs in implementing such plan. If our transition plan is not successful, or is not accepted by subscribers, our business, financial condition, results of operations, and cash flows could be materially and adversely impacted.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (b) Not applicable

(c)   Repurchases

        In May 2001, United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. From August 2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013, and in September 2013, the Board of Directors further extended the Program through December 31, 2014. There were no repurchases under the Program in the year ended December 31, 2013 or the quarter ended March 31, 2014 and, at March 31, 2014, the authorization remaining under the Program was $80.0 million through December 31, 2014.

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

        Common stock repurchases during the quarter ended March 31, 2014 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
January 1 - January 31, 2014	—	$—	—	$80,000
February 1 - February 28, 2014	169	$10.73	—	$80,000
March 1 - March 31, 2014	26	$11.68	—	$80,000

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

Date: May 6, 2014	UNITED ONLINE, INC. (Registrant)
	By:	/s/ MICHELLE D. STALICK Michelle D. Stalick Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation (As Amended Effective October 31, 2013)		10-K	000-33367	3/13/2014
3.2	Amended and Restated Bylaws (As Amended Effective December 17, 2013)		10-K	000-33367	3/13/2014
10.1	2014 Management Bonus Plan	X
10.2	Amended and Restated United Online, Inc. Severance Benefit Plan (As Amended Effective May 1, 2014)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X