Form 10-Q
period 2014-06-30
UNITED ONLINE INC
filed 2014-08-18
CIK 1142701

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

        There were 14,176,670 shares of the Registrant's common stock outstanding at August 12, 2014.

UNITED ONLINE, INC.

INDEX TO FORM 10-Q

For the Quarter Ended June 30, 2014

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$70,428	$68,314
Accounts receivable, net of allowance for doubtful accounts	13,448	19,145
Inventories, net	4,774	7,537
Deferred tax assets, net	283	291
Other current assets	9,051	10,033

Total current assets	97,984	105,320
Property and equipment, net	20,837	21,749
Deferred tax assets, net	1,826	1,742
Goodwill	63,035	63,035
Intangible assets, net	12,458	15,300
Other assets	1,392	1,156

Total assets	$197,532	$208,302

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,856	$12,641
Accrued liabilities	26,835	25,420
Member redemption liability	7,321	7,850
Deferred revenue	37,096	38,149
Deferred tax liabilities, net	1,326	1,124

Total current liabilities	85,434	85,184
Member redemption liability	12,134	13,077
Deferred revenue	1,873	1,764
Deferred tax liabilities, net	2,237	1,153
Other liabilities	3,966	6,102

Total liabilities	105,644	107,280

Commitments and contingencies
Stockholders' equity:
Common stock	1	1
Additional paid-in capital	210,372	207,009
Accumulated other comprehensive loss	(2,135)	(2,275)
Accumulated deficit	(116,350)	(103,713)

Total stockholders' equity	91,888	101,022

Total liabilities and stockholders' equity	$197,532	$208,302

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$54,600	$57,567	$109,969	$114,731
Operating expenses:
Cost of revenues	17,120	18,977	36,447	38,347
Sales and marketing	12,959	13,823	27,966	29,497
Technology and development	6,886	8,385	14,838	16,976
General and administrative	16,320	14,168	34,355	29,999
Amortization of intangible assets	1,383	1,361	2,764	2,701
Contingent consideration—fair value adjustment	—	25	—	(5,124)
Restructuring and other exit costs	331	(62)	2,587	2,227

Total operating expenses	54,999	56,677	118,957	114,623

Operating income (loss)	(399)	890	(8,988)	108
Interest income	99	52	191	72
Other income, net	55	138	68	311

Income (loss) before income taxes	(245)	1,080	(8,729)	491
Provision for (benefit from) income taxes	2,005	(1,719)	3,908	(2,424)

Income (loss) from continuing operations	(2,250)	2,799	(12,637)	2,915
Income from discontinued operations, net of tax	—	4,549	—	13,849

Net income (loss)	$(2,250)	$7,348	$(12,637)	$16,764

Income allocated to participating securities	—	(400)	—	(636)

Net income (loss) attributable to common stockholders	$(2,250)	$6,948	$(12,637)	$16,128

Basic net income (loss) per common share:
Continuing operations	$(0.16)	$0.18	$(0.90)	$0.17
Discontinued operations	—	0.35	—	1.06

Basic net income (loss) per common share	$(0.16)	$0.53	$(0.90)	$1.23

Shares used to calculate basic net income (loss) per common share	14,130	13,198	14,014	13,141

Diluted net income (loss) per common share:
Continuing operations	$(0.16)	$0.18	$(0.90)	$0.17
Discontinued operations	—	0.34	—	1.05

Diluted net income (loss) per common share	$(0.16)	$0.52	$(0.90)	$1.22

Shares used to calculate diluted net income (loss) per common share	14,130	13,235	14,014	13,176

Dividends paid per common share	$—	$0.70	$—	$1.40

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME (LOSS)

(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(2,250)	$7,348	$(12,637)	$16,764
Other comprehensive income (loss):
Cash flow hedges:
Changes in net gains on derivatives, net of tax provision of $0 and $275 for the quarters ended June 30, 2014 and 2013 and $19 and $295 for the six months ended June 30, 2014 and 2013, respectively	1	416	28	447
Derivative settlement (gains) losses reclassified into earnings, net of tax (provision) benefit of $(5) and $(4) for the quarters ended June 30, 2014 and 2013 and $1 and $(40) for the six months ended June 30, 2014 and 2013, respectively	(8)	5	2	65
Other hedges:
Changes in net gains on derivatives, net of tax provision of $5 and $14 for the quarters ended June 30, 2014 and 2013 and $3 and $63 for the six months ended June 30, 2014 and 2013, respectively	8	22	4	99
Foreign currency translation	(71)	(416)	106	(9,612)

Other comprehensive income (loss)	(70)	27	140	(9,001)

Comprehensive income (loss)	$(2,320)	$7,375	$(12,497)	$7,763

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2013	13,746	$1	$207,009	$(2,275)	$(103,713)	$101,022
Issuance of common stock through employee stock purchase plan	82	—	826	—	—	826
Vesting of restricted stock units	349	—	—	—	—	—
Repurchases of common stock	—	—	(2,358)	—	—	(2,358)
Stock-based compensation	—	—	4,902	—	—	4,902
Tax shortfalls from equity awards	—	—	(7)	—	—	(7)
Other comprehensive income	—	—	—	140	—	140
Net loss	—	—	—	—	(12,637)	(12,637)

Balance at June 30, 2014	14,177	$1	$210,372	$(2,135)	$(116,350)	$91,888

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(12,637)	$16,764
Less: Income from discontinued operations, net of tax	—	13,849

Income (loss) from continuing operations	(12,637)	2,915
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	10,138	13,193
Stock-based compensation	4,902	4,244
Provision for doubtful accounts receivable	(54)	177
Contingent consideration—fair value adjustment	—	(5,124)
Deferred taxes, net	1,188	382
Tax benefits (shortfalls) from equity awards	(7)	356
Excess tax benefits from equity awards	(56)	(213)
Other, net	159	(228)
Changes in operating assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivable, net	5,745	2,884
Inventories, net	2,567	1,834
Other assets	533	1,752
Accounts payable and accrued liabilities	1,566	(4,904)
Member redemption liability	(1,473)	(895)
Deferred revenue	(869)	(2,064)
Other liabilities	(2,509)	(340)

Net cash provided by operating activities from continuing operations	9,193	13,969

Cash flows from investing activities:
Purchases of property and equipment	(5,142)	(5,726)
Purchases of rights, content and intellectual property	(481)	(602)
Purchases of investments	(36)	(33)
Proceeds from sales of investments	15	85

Net cash used for investing activities from continuing operations	(5,644)	(6,276)

Cash flows from financing activities:
Proceeds from employee stock purchase plans	826	1,699
Repurchases of common stock	(2,358)	(3,342)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	—	(19,089)
Excess tax benefits from equity awards	56	213

Net cash used for financing activities from continuing operations	(1,476)	(20,519)

Effect of foreign currency exchange rate changes on cash and cash equivalents	41	(1,458)
Net cash provided by (used for) discontinued operations:
Operating activities	—	15,128
Investing activities	—	(4,067)
Financing activities	—	(10,797)
Effect of a change in cash and cash equivalents on discontinued operations	—	18,589

Net cash from discontinued operations	—	18,853

Change in cash and cash equivalents	2,114	4,569
Cash and cash equivalents, beginning of period	68,314	69,097

Cash and cash equivalents, end of period	$70,428	$73,666

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

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet information at December 31, 2013 was derived from the Company's audited consolidated financial statements, filed on March 13, 2014, with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as revised herein, but does not include all of the disclosures required by GAAP.

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2013 included in the Company's Annual Report on Form 10-K, as revised.

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

        Revision of Previously-Issued Financial Statements—In connection with the preparation of the Company's provision for income taxes for the quarter ended June 30, 2014, the Company determined that the accounting for income taxes in the prior periods needs to be revised. In addition, the revisions in the accounting for income taxes also contributed to an increase to the goodwill impairment charge recorded by its Classmates reporting unit during the quarter ended September 30, 2013. Additionally, the Company revised the current and noncurrent portions of the member redemption liability at December 31, 2013 to correct for a prior-period misclassification. The Company evaluated the cumulative impact of these items, together with other previously-identified uncorrected errors, on prior periods under the guidance in ASC 250-10 relating to SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, and concluded that the errors were not considered to be material, individually or in the aggregate, to any previously-issued quarterly or annual financial statements. The Company also evaluated the impact of correcting these items through an adjustment to its financial statements for the quarter ended June 30, 2014 and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise its previously-issued financial statements to reflect the impact of these corrections because the cumulative amount of such corrections is expected to be material to the year ending December 31, 2014. The Company's prior-period financial statements have been revised in connection with the filing of this Quarterly Report on Form 10-Q and will continue to be revised when presented in future filings.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        The tables below present the impact of these revisions on the Company's previously-filed financial statements (in thousands, except per share amounts), including certain other adjustments to correct previously-identified uncorrected errors.

	December 31, 2013
	As Reported	Revision Adjustments	As Revised
Consolidated balance sheet data:
Other current assets	$10,398	(365)	$10,033
Total current assets	$105,685	(365)	$105,320
Property and equipment, net	$21,901	(152)	$21,749
Goodwill	$65,577	(2,542)	$63,035
Total assets	$211,360	(3,058)	$208,302
Accrued liabilities	$23,357	2,063	$25,420
Member redemption liability, current	$14,738	(6,888)	$7,850
Deferred tax liabilities, net, current	$671	453	$1,124
Total current liabilities	$89,556	(4,372)	$85,184
Member redemption liability, noncurrent	$6,189	6,888	$13,077
Deferred tax liabilities, net, noncurrent	$1,606	(453)	$1,153
Other liabilities	$5,671	431	$6,102
Total liabilities	$104,786	2,494	$107,280
Accumulated deficit	$(98,160)	(5,553)	$(103,713)
Total stockholders' equity	$106,574	(5,552)	$101,022
Total liabilities and stockholders' equity	$211,360	(3,058)	$208,302

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

	Quarter Ended June 30, 2013				Six Months Ended June 30, 2013
	As Reported	Discontinued Operations & Reverse Split Adjustments	Revision Adjustments	As Revised	As Reported	Discontinued Operations & Reverse Split Adjustments	Revision Adjustments	As Revised
Consolidated statements of operations data:
General and administrative	$23,833	(10,191)	526	$14,168	$50,395	(21,098)	702	$29,999
Total operating expenses	$207,707	(151,556)	526	$56,677	$439,098	(325,177)	702	$114,623
Operating income	$14,042	(12,626)	(526)	$890	$30,035	(29,225)	(702)	$108
Income before income taxes	$11,298	(9,692)	(526)	$1,080	$24,619	(23,426)	(702)	$491
Provision for (benefit from) income taxes	$5,046	(5,716)	(1,049)	$(1,719)	$8,248	(9,959)	(713)	$(2,424)
Income from continuing operations	$6,252	(3,976)	523	$2,799	$16,371	(13,467)	11	$2,915
Income from discontinued operations	$—	3,976	573	$4,549	$—	13,467	382	$13,849
Net income	$6,252	—	1,096	$7,348	$16,371	—	393	$16,764
Net income attributable to common stockholders	$5,852	—	1,096	$6,948	$15,735	—	393	$16,128
Basic net income per common share:
Continuing operations	$0.06	0.08	0.04	$0.18	$0.17	—	—	$0.17
Discontinued operations	—	0.30	0.05	0.35	—	1.03	0.03	1.06

Basic net income per common share	$0.06	0.38	0.09	$0.53	$0.17	1.03	0.03	$1.23

Diluted net income per common share:
Continuing operations	$0.06	0.08	0.04	$0.18	$0.17	—	—	$0.17
Discontinued operations	—	0.30	0.04	0.34	—	1.02	0.03	1.05

Diluted net income per common share	$0.06	0.38	0.08	$0.52	$0.17	1.02	0.03	$1.22

Consolidated statements of comprehensive income data:
Net income	$6,252	—	1,096	$7,348	$16,371	—	393	$16,764
Foreign currency translation	$(377)	—	(39)	$(416)	$(12,358)	—	2,746	$(9,612)
Other comprehensive income (loss)	$66	—	(39)	$27	$(11,747)	—	2,746	$(9,001)
Comprehensive income	$6,318	—	1,057	$7,375	$4,624	—	3,139	$7,763
Consolidated statement of cash flows data:
Net income					$16,371	—	393	$16,764
Income from discontinued operations					$—	13,467	382	$13,849
Income from continuing operations					$16,371	(13,467)	11	$2,915
Deferred taxes, net					$(3,120)	3,821	(319)	$382
Other assets					$2,540	(986)	198	$1,752
Accounts payable and accrued liabilities					$(26,269)	21,334	31	$(4,904)
Other liabilities					$(984)	566	78	$(340)

Recent Accounting Pronouncements

        Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists—Effective January 1, 2014, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in ASC 740, Income Taxes. The amendments in this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity—In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The core principle of the guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the new definition of a discontinued operation. It also allows an entity to present a discontinued operation even when it has continuing cash flows and significant continuing involvement with the disposed component. The amendments in this ASU are effective prospectively for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect this update to have a material impact on its consolidated financial statements.

        Revenue from Contracts with Customers—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU applies to all entities that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The amendments in this ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The amendments should be applied retrospectively. The Company is currently assessing the impact of this update on its consolidated financial statements.

        Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period—In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The core principle of the guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification ("ASC") Topic No. 718, Compensation—Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not expect this update to have a material impact on its consolidated financial statements.

2. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Quarter Ended June 30, 2014
	Content & Media	Communications	Total
Services revenues	$19,082	$17,409	$36,491
Products revenues	932	1,444	2,376
Advertising and other revenues	8,602	7,342	15,944

Total segment revenues	$28,616	$26,195	$54,811

Segment income from operations	$2,653	$8,434	$11,087

	Quarter Ended June 30, 2013
	Content & Media	Communications	Total
Services revenues	$20,594	$17,321	$37,915
Products revenues	1,030	691	1,721
Advertising and other revenues	11,295	6,923	18,218

Total segment revenues	$32,919	$24,935	$57,854

Segment income from operations	$5,780	$8,288	$14,068

	Six Months Ended June 30, 2014
	Content & Media	Communications	Total
Services revenues	$38,592	$34,777	$73,369
Products revenues	1,348	3,441	4,789
Advertising and other revenues	18,519	13,651	32,170

Total segment revenues	$58,459	$51,869	$110,328

Segment income from operations	$2,797	$13,953	$16,750

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

	Six Months Ended June 30, 2013
	Content & Media	Communications	Total
Services revenues	$41,755	$35,155	$76,910
Products revenues	1,654	1,952	3,606
Advertising and other revenues	22,336	12,468	34,804

Total segment revenues	$65,745	$49,575	$115,320

Segment income from operations	$11,702	$14,918	$26,620

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment revenues:
Content & Media	$28,616	$32,919	$58,459	$65,745
Communications	26,195	24,935	51,869	49,575

Total segment revenues	54,811	57,854	110,328	115,320
Corporate revenues	6	—	100	—
Intersegment eliminations	(217)	(287)	(459)	(589)

Consolidated revenues	$54,600	$57,567	$109,969	$114,731

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment operating expenses:
Content & Media	$25,963	$27,139	$55,662	$54,043
Communications	17,761	16,647	37,916	34,657

Total segment operating expenses	43,724	43,786	93,578	88,700
Depreciation	3,426	3,987	6,814	7,886
Amortization of intangible assets	1,667	2,854	3,324	5,307
Unallocated corporate expenses	6,399	6,337	15,700	13,319
Intersegment eliminations	(217)	(287)	(459)	(589)

Consolidated operating expenses	$54,999	$56,677	$118,957	$114,623

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment income from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating loss was as follows for each period presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment income from operations:
Content & Media	$2,653	$5,780	$2,797	$11,702
Communications	8,434	8,288	13,953	14,918

Total segment income from operations	11,087	14,068	16,750	26,620
Corporate revenues	6	—	100	—
Depreciation	(3,426)	(3,987)	(6,814)	(7,886)
Amortization of intangible assets	(1,667)	(2,854)	(3,324)	(5,307)
Unallocated corporate expenses	(6,399)	(6,337)	(15,700)	(13,319)

Consolidated operating income (loss)	$(399)	$890	$(8,988)	$108

        Geographic information for revenues was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$46,494	$49,188	$93,974	$97,951
Germany	6,632	6,746	12,958	13,452
Europe, excluding Germany	1,474	1,633	3,037	3,328

Consolidated revenues	$54,600	$57,567	$109,969	$114,731

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	June 30, 2014	December 31, 2013
United States	$18,872	$19,492
Europe	3,101	3,181
India	256	232

Total long-lived assets	$22,229	$22,905

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS

Inventories, Net

        Inventories, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Work-in-process	$1,320	$2,096
Finished goods	3,454	5,441

Total	$4,774	$7,537

Other Current Assets

        Other current assets consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Prepaid expenses	$5,437	$5,442
Prepaid insurance	652	1,537
Income taxes receivable	527	399
Other	2,435	2,655

Total	$9,051	$10,033

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Employee compensation and related liabilities	$9,756	$15,246
Income taxes payable	8,535	5,210
Reserves for legal settlements	5,225	1,467
Non-income taxes payable	746	1,161
Customer deposits	210	207
Accrued restructuring and other exit costs	553	235
Other	1,810	1,894

Total	$26,835	$25,420

Other Liabilities

        Other liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Income taxes payable	$3,585	$5,367
Other	381	735

Total	$3,966	$6,102

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	Gains on Cash Flow Hedging Instruments, Net of Tax	Gains on Other Hedging Instruments, Net of Tax	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$7	$—	$(2,282)	$(2,275)
Other comprehensive income before reclassifications	28	4	106	138
Amounts reclassified from accumulated other comprehensive loss	2	—	—	2

Other comprehensive income	30	4	106	140

Balance at June 30, 2014	$37	$4	$(2,176)	$(2,135)

        All amounts reclassified from accumulated other comprehensive loss were related to losses on derivatives classified as cash flow hedges. These reclassifications impacted technology and development expenses in the consolidated statements of operations.

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the six months ended June 30, 2014 were as follows (in thousands):

	Content & Media	Communications	Total
Balance at December 31, 2013:
Goodwill (excluding impairment charges)	$137,593	$13,227	$150,820
Accumulated impairment charges	(82,047)	(5,738)	(87,785)

Goodwill at December 31, 2013	55,546	7,489	63,035
Balance at June 30, 2014:
Goodwill (excluding impairment charges)	137,593	13,227	150,820
Accumulated impairment charges	(82,047)	(5,738)	(87,785)

Goodwill at June 30, 2014	$55,546	$7,489	$63,035

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS (Continued)

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	June 30, 2014
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$103,361	$(100,528)	$2,833
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	26,082	(24,636)	1,446
Software and technology	8,513	(6,553)	1,960
Rights, content and intellectual property	14,228	(8,009)	6,219

Total	$160,084	$(147,626)	$12,458

	December 31, 2013
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$103,357	$(99,109)	$4,248
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	26,082	(23,760)	2,322
Software and technology	8,518	(6,242)	2,276
Rights, content and intellectual property	13,749	(7,295)	6,454

Total	$159,606	$(144,306)	$15,300

        Amortization expense related to intangible assets for the quarter and six months ended June 30, 2014 was $1.7 million and $3.3 million, respectively. Amortization expense related to intangible assets for the quarter and six months ended June 30, 2013 was $2.9 million and $5.3 million, respectively.

        Estimated future intangible assets amortization expense at June 30, 2014 was as follows (in thousands):

			Year Ending December 31,
		July-Dec 2014
	Total		2015	2016	2017	2018	2019	Thereafter
Estimated amortization of intangible assets	$12,458	$2,929	$3,174	$2,908	$1,926	$858	$451	$212

5. DERIVATIVE INSTRUMENTS

        The fair and notional values of outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivative assets	Other current assets	$131	$45	$4,264	$1,187
Derivative liabilities	Accrued liabilities	$20	$49	$2,722	$3,773

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS

        The following table presents information about assets and liabilities that were required to be measured at fair value on a recurring basis (in thousands):

	Estimated Fair Value
	June 30, 2014
Description	Level 1	Level 2	Total
Assets:
Money market funds	$42,727	$—	$42,727
Time deposits	—	10,495	10,495
Derivative assets	—	131	131

Total	$42,727	$10,626	$53,353

Liabilities:
Derivative liabilities	$—	$20	$20

Total	$—	$20	$20

	Estimated Fair Value
	December 31, 2013
Description	Level 1	Level 2	Total
Assets:
Money market funds	$37,715	$—	$37,715
Time deposits	—	10,971	10,971
Derivative assets	—	45	45

Total	$37,715	$11,016	$48,731

Liabilities:
Derivative liabilities	$—	$49	$49

Total	$—	$49	$49

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

repurchases under the Program during the year ended December 31, 2013 or the six months ended June 30, 2014 and, at June 30, 2014, the authorization remaining under the Program was $80.0 million through December 31, 2014.

        Shares withheld upon the vesting of restricted stock units to pay minimum statutory employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units, the Company currently does not collect the minimum statutory withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the minimum statutory withholding taxes in cash. The amounts remitted in the six months ended June 30, 2014 and 2013 were $2.4 million and $3.3 million, respectively, for which the Company withheld 0.2 million and 0.3 million shares of common stock, respectively, that were underlying the restricted stock units that vested.

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

8. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations for each of the periods presented (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Cost of revenues	$30	$35	$88	$72
Sales and marketing	119	161	299	384
Technology and development	224	352	589	700
General and administrative	1,658	1,546	3,926	3,088

Total stock-based compensation	$2,031	$2,094	$4,902	$4,244

Recent Awards

        During the six months ended June 30, 2014, 0.7 million stock options and 0.4 million restricted stock units were granted.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES

        The Company's provision for income taxes for the quarter ended June 30, 2014 differed from the U.S. federal statutory tax rate of 34% primarily due to a provision for income taxes related to its foreign operations and an income tax accrual related to certain goodwill assets. The Company's tax provision has an unusual relationship to pre-tax loss primarily due to the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the tax expense recorded in the quarter ended June 30, 2014 included an accrual of a non-cash tax expense of approximately $0.6 million in connection with the tax amortization of certain goodwill assets that is not available to offset existing deferred tax assets (termed "naked credits"). Specifically, the Company does not consider the deferred tax liabilities related to certain goodwill assets when determining the need for a valuation allowance.

10. NET INCOME (LOSS) PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations	$(2,250)	$2,799	$(12,637)	$2,915
Income allocated to participating securities	—	(400)	—	(636)

Income (loss) from continuing operations available to common stockholders	(2,250)	2,399	(12,637)	2,279
Income from discontinued operations, net of tax available to common stockholders	—	4,549	—	13,849

Net income (loss) attributable to common stockholders	$(2,250)	$6,948	$(12,637)	$16,128

Denominator:
Weighted-average common shares	14,130	13,198	14,014	13,141
Add: Dilutive effect of non-participating securities	—	37	—	35

Shares used to calculate diluted net income (loss) per common share	14,130	13,235	14,014	13,176

Basic net income (loss) per common share:
Continuing operations	$(0.16)	$0.18	$(0.90)	$0.17
Discontinued operations	—	0.35	—	1.06

Basic net income (loss) per common share	$(0.16)	$0.53	$(0.90)	$1.23

Diluted net income (loss) per common share:
Continuing operations	$(0.16)	$0.18	$(0.90)	$0.17
Discontinued operations	—	0.34	—	1.05

Diluted net income (loss) per common share	$(0.16)	$0.52	$(0.90)	$1.22

        The diluted net income (loss) per common share computations exclude stock options and restricted stock units which are antidilutive. Weighted-average antidilutive shares for the quarter and six months

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. NET INCOME (LOSS) PER COMMON SHARE (Continued)

ended June 30, 2014 were 2.0 million and 1.8 million, respectively. Weighted-average antidilutive shares for the quarter and six months ended June 30, 2013 were 0.4 million and 0.4 million, respectively.

11. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

Employee Termination Costs
Accrued restructuring and other exit costs at December 31, 2013	$235
Restructuring and other exit costs	2,587
Cash paid for restructuring and other exit costs	(2,269)

Accrued restructuring and other exit costs at June 30, 2014	$553

        In the quarter ended June 30, 2014, the Company recorded restructuring and other exit costs totaling $0.3 million, which included $0.2 million of employee termination costs in the Content & Media segment and $0.1 million of unallocated corporate employee termination costs. In the six months ended June 30, 2014, the Company recorded restructuring and other exit costs totaling $2.6 million, which included $1.5 million and $0.2 million of employee termination costs in the Content & Media and Communications segments, respectively, as well as $1.0 million of unallocated corporate employee termination costs. These restructuring charges were a result of management's decision to streamline operations, prioritize resources to growth initiatives and increase profitability. At June 30, 2014, accrued restructuring and other exit costs totaled $0.6 million.

        Restructuring and other exit costs for the quarter and six months ended June 30, 2013 totaled $(62,000) and $2.2 million, respectively.

12. CONTINGENCIES—LEGAL MATTERS

        In June 2011, Memory Lane, Inc., a California corporation, filed a complaint in United States District Court, Central District of California, against Classmates International, Inc., Classmates Online, Inc. and Classmates, Inc. (then known as Memory Lane, Inc.) ("Classmates"), alleging false designation of origin under the Lanham Act, 15 U.S.C. section 1125, and state and common law unfair competition. The complaint included requests for an award of damages and for preliminary and permanent injunctive relief. Notwithstanding the request for preliminary injunctive relief, no motion for such relief was filed. Classmates responded to the complaint in September 2011. In October 2011, the plaintiff amended its complaint to, among other things, dismiss Classmates International, Inc. and add United Online, Inc. as a defendant. In February 2014, the jury issued a verdict for the defendants, concluding that the defendants did not infringe plaintiff's trademark and the court entered judgment in favor of the defendants. In March 2014 plaintiff filed a notice of appeal of the judgment in favor of defendants. The appeal has not yet been briefed or argued before the court.

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

        On March 28, 2014, the Court issued an order in the In re Trilegiant Corporation, Inc. action dismissing for lack of Article III standing, and inadequately pled corporate parent liability for its subsidiary's actions, Plaintiffs' claims against United Online, Inc., Memory Lane, Inc. (subsequently renamed Classmates, Inc.), FTD Group, Inc., and Classmates International, Inc. The Court ruled that because none of the named Plaintiffs alleged they used services from or were otherwise injured by any of those defendants, the claims against them are dismissed. The Court's dismissal was without prejudice. The deadline for Plaintiffs to file a motion for reconsideration of the Court's Order expired on April 11, 2014, without any such motion being filed. On April 28, 2014, the Plaintiffs filed a motion seeking entry of partial final judgment on, and certification for interlocutory appeal of, the Court's March 28, 2014 orders dismissing the RICO claims and RICO conspiracy claims, the claims against the Credit Card Company Defendants, the nationwide Connecticut Unfair Trade Practices Act class action allegations, and the claims of plaintiffs Warfel, Reilly, Restrepo and Brian Schnabel based on their participation in a previous class action settlement. On May 5, 2014, the Court summarily granted Plaintiff's motion for entry of partial final judgment and certification for interlocutory appeal, but subsequently vacated that order and set a May 23, 2014 deadline for the remaining defendants to file their oppositions to Plaintiff's motion. On May 23, 2014, the remaining defendants filed their opposition briefs to the motion for interlocutory review and, on June 5, 2014, the Plaintiff filed a reply

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

brief. No date has been set for a hearing on Plaintiff's motion. The Plaintiffs' motion did not seek entry of a partial final judgment on, nor certification for interlocutory review of, the Court's dismissal of Plaintiffs' claims against United Online, Inc., Memory Lane, Inc. (subsequently renamed Classmates, Inc.), FTD Group, Inc., and Classmates International, Inc., for lack of Article III standing and inadequately pled corporate parent liability for its subsidiary's actions.

        In January 2013, Unified Messaging Solutions LLC ("Unified Messaging") filed a complaint in United States District Court, Northern District of Illinois, against United Online, Inc., Juno Online Services, Inc., NetZero, Inc. and Memory Lane, Inc. alleging patent infringement of five patents related to email index lists. This case is part of a 58 case multidistrict litigation in Chicago, Illinois with two separate "waves" of defendants. In December 2013, the court issued its Markman claim construction ruling. In January 2014, the plaintiff filed a notice of motion for reconsideration of the court's Markman ruling. In February 2014, the court denied plaintiff's motion for reconsideration. In March 2014, the plaintiff agreed to stipulate that defendants have not infringed, and do not infringe, the asserted claims of the patents, and agreed to consent to the entry of judgment in defendants' favor on that basis without prejudice to plaintiff's right to re-assert its claims against defendants if the United States Court of Appeals for the Federal Circuit reverses or modifies, in whole or in part, any of the court's rulings on claim construction. On June 13, 2014, the court entered a final judgment dismissing plaintiffs' claims of infringement in favor of defendants Juno Online Services, Inc., NetZero, Inc. and Memory Lane, Inc.

        In March 2014, Modern Telecom Systems LLC filed a complaint in the United States District Court for the Central District of California, Southern Division, against Juno Online Services, Inc. and NetZero, Inc. alleging infringement of certain patents relating to the commercial operation of their dial-up internet services. The complaint seeks an injunction, damages and other relief. On July 10, 2014, Juno Online Services, Inc. and NetZero, Inc. were served with the complaint. On July 23, 2014, Juno Online Services, Inc. and NetZero, Inc. were served with an amended complaint in the same matter.

        The Company has been cooperating with certain governmental authorities in connection with their respective investigations of its former post-transaction sales practices and certain other current or former business practices.

  •
  In 2010, Classmates, Inc. and FTD.COM Inc. received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, and Washington. The primary focus of the inquiry concerns certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors and certain auto-renewal practices of Classmates, Inc. In the second quarter of 2012, the Company received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by Classmates, Inc. and FTD.COM for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. The Company rejected the Multistate Work Group's offer. The Company has since had ongoing discussions with the Multistate Work Group

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

    regarding the non-monetary aspects of a negotiated resolution. In December 2013, Classmates and FTD.COM, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $2.2 million. In February 2014, the Multistate Work Group responded to the Company's settlement offer of $2.2 million with a counter offer of (1) $17.5 million plus (2) restitution by Classmates to a group of purchasers of its subscription services. The Multistate Work Group did not provide an explanation as to how the $17.5 million was determined or the proposed allocation of such counter offer between Classmates, Inc. and FTD.COM Inc. In addition, the Multistate Work Group did not propose a limit on the amount of such restitution. In June 2014, Classmates and FTD.COM, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $5 million plus an additional total $1 million payment for making restitution to consumers. On July 28, 2014, the Multistate Work Group sent a counter to the Company's June offer, seeking a payment from the Company and FTD of $12.5 million and restitution from Classmates up to a maximum of $5 million. However, to the extent the restitution claims exceed $2 million, the $12.5 million payment would be reduced dollar for dollar up to a maximum credit of $3 million. While settlement discussions are ongoing, there can be no assurances as to the terms on which the Multistate Work Group and Classmates, Inc. may agree to settle this matter, or that any settlement of this matter may be reached. If no settlement is reached, certain Attorneys General of the Multistate Work Group may file litigation against Classmates, Inc. and, in the event of litigation, Classmates, Inc. intends to vigorously defend itself.

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

        The Company cannot predict the outcome of these or any other governmental investigations or other legal actions or their potential implications for its business. In addition, the Company, at times, has negotiated resolutions related to certain governmental investigations. For example, in 2010, Classmates, Inc. (then known as Classmates Online, Inc.) paid $960,000 to resolve an investigation of the Attorney General for the State of New York related to its former post-transaction sales practices; and in July 2013, Classmates, Inc. (formerly known as Memory Lane, Inc.) paid $300,000 to resolve an investigation of the Attorney General for the District of Columbia related to its former post-transaction sales practices. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with the Company's former post-transaction sales practices or other current or former business practices.

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages, (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements, (iv) if there are significant factual issues to be determined or resolved, and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At June 30, 2014, the Company had reserves totaling $5.2 million for estimated losses related to certain of the matters noted above. With respect to the legal matters described above, excluding the Multistate Work Group's inquiry of Classmates, Inc., the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

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

  •
  Products revenues.  Products revenues in our Content & Media segment are derived from the sale of yearbooks, yearbook reprints and related shipping and handling fees. Products revenues in our Communications segment are derived from the sale of mobile broadband devices and the related shipping and handling fees.

  •
  Advertising and other revenues.  Advertising and other revenues are primarily derived from various advertising, marketing and media-related initiatives in our Content & Media and Communications segments.

Segment Services

Content & Media

        Our Content & Media segment provides social networking services and products under the Classmates, StayFriends, and Trombi brands. We also provide advertising opportunities to marketers with both brand and direct response objectives through a full suite of display, search, email, and text-link opportunities across our various properties. Our social networking products primarily consist of yearbooks and yearbook reprints. Our Content & Media segment also offers a loyalty marketing service under the MyPoints brand.

        Social Networking Services.    We operate our social networking services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Our domestic and international social networking services comprise a large and diverse population of users, with approximately 100 million registered accounts at June 30, 2014.

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

Communications

        Our principal Communications pay service is dial-up Internet access, offered under the NetZero and Juno brands. We also offer mobile broadband, DSL, email, Internet security, web hosting services, and other services. In total, we had 525,000 Communications pay accounts at June 30, 2014, of which 328,000 were Internet access pay accounts and 197,000 were pay accounts subscribed to our other Communications services, including email, Internet security and web hosting services. The majority of our Communications revenues are derived from dial-up Internet access, DSL and other Communications services. In addition, our Communications services generate advertising revenues from search placements, display advertisements and online market research associated with our Internet access and email services.

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

        In 2012, we began offering our mobile broadband service as part of a wholesale agreement with Clearwire. In January 2014, we expanded the coverage area to include the Sprint 3G network. In May 2014, our mobile broadband products and services became available in up to 1,500 retail locations in Texas, California and Florida. We offer consumers the option to access the service by purchasing either a NetZero USB modem to connect a single device such as a PC or a Mac® computer, a NetZero personal hotspot that can connect up to eight Wi-Fi enabled devices simultaneously or a home device that is both a modem and Wi-Fi router. NetZero USB, hotspot or home modem customers are able to connect to our mobile broadband service using a variety of devices, including a PC, Mac® computer, iPad® mobile digital device, and other tablets, netbooks, smartphones, and smart televisions. Our mobile broadband service is generally available for use in the home, at the office or on the go by customers across the U.S.

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures include the following:

        Pay Accounts.    We generate a significant portion of our revenues from our pay accounts and they represent one of the most important drivers of our business model. A pay account is defined as a member who has paid for a subscription to a Content & Media or Communications service, and whose subscription has not terminated or expired. A subscription provides the member with access to our service for a specific term (for example, a month or a year) and may be renewed upon the expiration of each term. One time purchases of our services, with the exception of our free and pre-paid mobile broadband service, are not considered subscriptions and thus, are not included in the pay accounts metric. A pay account does not equate to a unique subscriber since one subscriber could have several pay accounts. In addition, at any point in time, our pay account base includes customers who purchased pre-paid mobile broadband service in the previous 90 days and a number of accounts receiving a free period of service as either a promotion or retention tool, such as the subscribers receiving our free mobile broadband service, and a number of accounts that have notified us that they are terminating their service but whose service remains in effect. In general, the key business metrics that affect our revenues from our pay accounts base include the number of pay accounts and ARPU. A pay account generally becomes a free account following the expiration or termination of the related subscription.

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

	Quarter Ended					Six Months Ended June 30,
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
						2014	2013
Consolidated:
Revenues (in thousands)	$54,600	$55,369	$62,644	$56,239	$57,567	$109,969	$114,731
Content & Media:
Segment revenues (in thousands)	$28,616	$29,843	$35,869	$32,233	$32,919	$58,459	$65,745
% of consolidated revenues	52%	54%	57%	57%	57%	53%	57%
Pay accounts (in thousands)	2,519	2,574	2,632	2,690	2,720	2,519	2,720
Segment churn	3.0%	3.2%	3.0%	2.9%	3.1%	3.1%	3.2%
ARPU	$2.49	$2.49	$2.54	$2.52	$2.48	$2.49	$2.48
Segment active accounts (in millions)	9.8	10.8	10.3	10.3	10.5	10.3	11.0
Average currency exchange rate: EUR to USD	1.37	1.37	1.36	1.33	1.31	1.37	1.31
Communications:
Segment revenues (in thousands)	$26,195	$25,674	$26,929	$24,354	$24,935	$51,869	$49,575
% of consolidated revenues	48%	46%	43%	43%	43%	47%	43%
Pay accounts (in thousands):
Access	328	343	346	360	378	328	378
Other	197	202	207	213	217	197	217

Total pay accounts	525	545	553	573	595	525	595
Segment churn	3.0%	3.1%	2.7%	2.7%	3.0%	3.1%	3.0%
ARPU	$10.72	$10.42	$9.74	$9.41	$9.34	$10.62	$9.30
Segment active accounts (in millions)	1.1	1.1	1.2	1.2	1.2	1.1	1.3

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

Products Revenues

        Content & Media products revenues consist of revenues generated from the sale of yearbooks, yearbook reprints and related shipping and handling fees, as well as revenues generated from reselling third-party merchandise. Communications products revenues consist of revenues generated from the sale of mobile broadband devices to our mobile broadband customers and to our retail partners and the related activation fees and shipping and handling fees.

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

Cost of Revenues

        Content & Media cost of revenues includes costs of points earned by members of our loyalty marketing service; costs related to the sale of gift cards; depreciation of network computers and equipment; data center costs; amortization of content purchases; fees associated with the storage and processing of customer credit cards and associated bank fees; costs related to providing customer support; personnel and overhead-related costs; costs related to third-party merchandise; costs associated with the sale of yearbooks, yearbook reprints and the related shipping and handling costs; license fees; and domain name registration fees.

        Communications cost of revenues includes telecommunications and data center costs; personnel and overhead-related costs associated with operating our networks and data centers; depreciation of network computers and equipment; license fees; costs related to providing customer support; costs related to customer billing and billing support for our pay accounts; fees associated with the storage and processing of customer credit cards and associated bank fees; domain name registration fees; and the costs associated with the sale of mobile broadband devices to our mobile broadband customers and to our retail partners, including the related shipping and handling costs.

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

        The results of operations discussion below reflects certain revisions to previously-issued financial statements. See Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I—Item 1—"Financial Statements" for a description of such revisions.

        Unaudited condensed consolidated information was as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$54,600	$57,567	$109,969	$114,731
Operating expenses:
Cost of revenues	17,120	18,977	36,447	38,347
Sales and marketing	12,959	13,823	27,966	29,497
Technology and development	6,886	8,385	14,838	16,976
General and administrative	16,320	14,168	34,355	29,999
Amortization of intangible assets	1,383	1,361	2,764	2,701
Contingent consideration—fair value adjustment	—	25	—	(5,124)
Restructuring and other exit costs	331	(62)	2,587	2,227

Total operating expenses	54,999	56,677	118,957	114,623

Operating income (loss)	(399)	890	(8,988)	108
Interest income	99	52	191	72
Other income, net	55	138	68	311

Income (loss) before income taxes	(245)	1,080	(8,729)	491
Provision for (benefit from) income taxes	2,005	(1,719)	3,908	(2,424)

Income (loss) from continuing operations	(2,250)	2,799	(12,637)	2,915
Income from discontinued operations, net of tax	—	4,549	—	13,849

Net income (loss)	$(2,250)	$7,348	$(12,637)	$16,764

        Information for our two reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	Content & Media		Communications
	Quarter Ended June 30,		Quarter Ended June 30,
	2014	2013	2014	2013
Revenues	$28,616	$32,919	$26,195	$24,935
Operating expenses:
Cost of revenues	5,424	7,619	9,843	8,162
Sales and marketing	9,427	10,067	3,387	3,939
Technology and development	3,701	4,819	2,097	1,871
General and administrative	7,173	4,671	2,442	2,675
Contingent consideration—fair value adjustment	—	25	—	—
Restructuring and other exit costs	238	(62)	(8)	—

Total operating expenses	25,963	27,139	17,761	16,647

Segment income from operations	$2,653	$5,780	$8,434	$8,288

	Content & Media		Communications
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$58,459	$65,745	$51,869	$49,575
Operating expenses:
Cost of revenues	12,084	15,361	20,671	16,786
Sales and marketing	20,194	21,368	7,750	8,505
Technology and development	8,061	10,009	4,350	3,885
General and administrative	13,866	10,202	4,966	5,481
Contingent consideration—fair value adjustment	—	(5,124)	—	—
Restructuring and other exit costs	1,457	2,227	179	—

Total operating expenses	55,662	54,043	37,916	34,657

Segment income from operations	$2,797	$11,702	$13,953	$14,918

Quarter and Six Months Ended June 30, 2014 compared to Quarter and Six Months Ended June 30, 2013

Consolidated Results

Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Revenues	$54,600	$57,567	$(2,967)	(5)%	$109,969	$114,731	$(4,762)	(4)%
Revenues as a percentage of total segment revenues:
Content & Media	52.2%	56.9%			53.0%	57.0%
Communications	47.8%	43.1%			47.0%	43.0%

        The decrease in consolidated revenues for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, was due to a $4.3 million decrease in revenues from our Content & Media segment, partially offset by a $1.3 million increase in revenues from our Communications segment.

        The decrease in consolidated revenues for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was due to a $7.3 million decrease in revenues from our Content & Media segment, partially offset by a $2.3 million increase in revenues from our Communications segment.

Cost of Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Cost of revenues	$17,120	$18,977	$(1,857)	(10)%	$36,447	$38,347	$(1,900)	(5)%
Cost of revenues as a percentage of total segment cost of revenues:
Content & Media	35.5%	48.3%			36.9%	47.8%
Communications	64.5%	51.7%			63.1%	52.2%

        The decrease in consolidated cost of revenues for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, was due to a $2.2 million decrease in cost of revenues associated with our Content & Media segment and a $1.3 million decrease in depreciation and amortization expense. These decreases were partially offset by a $1.7 million increase in cost of revenues associated with our Communications segment.

        The decrease in consolidated cost of revenues for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was due to a $3.3 million decrease in cost of revenues associated with our Content & Media segment and a $2.5 million decrease in depreciation and amortization expense. These decreases were partially offset by a $3.9 million increase in cost of revenues associated with our Communications segment.

Sales and Marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Sales and marketing	$12,959	$13,823	$(864)	(6)%	$27,966	$29,497	$(1,531)	(5)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
Content & Media	73.6%	71.9%			72.3%	71.5%
Communications	26.4%	28.1%			27.7%	28.5%

        The decrease in consolidated sales and marketing expenses for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, was due to a $0.6 million decrease in sales and marketing expenses associated with our Content & Media segment and a $0.6 million decrease in sales and marketing expenses associated with our Communications segment. These decreases were partially offset by a $0.3 million increase in depreciation expense.

        The decrease in consolidated sales and marketing expenses for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was due to a $1.2 million decrease in sales and marketing expenses associated with our Content & Media segment and a $0.8 million decrease in sales and marketing expenses associated with our Communications segment. These decreases were partially offset by a $0.3 million increase in depreciation expense.

Technology and Development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Technology and development	$6,886	$8,385	$(1,499)	(18)%	$14,838	$16,976	$(2,138)	(13)%
Technology and development expenses as a percentage of total segment technology and development expenses:
Content & Media	63.8%	72.0%			65.0%	72.0%
Communications	36.2%	28.0%			35.0%	28.0%

        The decrease in consolidated technology and development expenses for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, was primarily due to a $1.1 million decrease in technology and development expenses associated with our Content & Media segment and a $0.6 million decrease in depreciation expense. These decreases were partially offset by a $0.2 million increase in technology and development expenses associated with our Communications segment.

        The decrease in consolidated technology and development expenses for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was due to a $1.9 million decrease in technology and development expenses associated with our Content & Media segment and a $0.7 million decrease in depreciation expense. These decreases were partially offset by a $0.5 million increase in technology and development expenses associated with our Communications segment.

General and Administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
General and administrative	$16,320	$14,168	$2,152	15%	$34,355	$29,999	$4,356	15%
General and administrative expenses as a percentage of total segment general and administrative expenses:
Content & Media	74.6%	63.6%			73.6%	65.1%
Communications	25.4%	36.4%			26.4%	34.9%

        The increase in consolidated general and administrative expenses for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, was primarily due to a $2.5 million increase in general and administrative expenses associated with our Content & Media segment, partially offset by a $0.2 million decrease in general and administrative expenses associated with our Communications segment.

        The increase in consolidated general and administrative expenses for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to a $3.7 million increase in general and administrative expenses associated with our Content & Media segment and a $1.4 million increase in unallocated corporate expenses. These increases were partially offset by a $0.5 million decrease in general and administrative expenses associated with our Communications segment and a $0.2 million decrease in depreciation expense.

Amortization of Intangible Assets

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$1,383	$1,361	$22	2%	$2,764	$2,701	$63	2%

        Consolidated amortization of intangible assets remained relatively flat for the quarter and six months ended June 30, 2014, compared to the quarter and six months ended June 30, 2013.

Contingent Consideration—Fair Value Adjustment

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Contingent consideration—fair value adjustment	$—	$25	$(25)	(100)%	$—	$(5,124)	$5,124	(100)%

        During the quarter and six months ended June 30, 2013, the Company recognized gains (losses) of $25,000 and $(5.1) million, respectively, as a result of changes in the estimated fair value of contingent consideration related to the acquisition in June 2012 of schoolFeed, Inc. ("schoolFeed"), due to the restriction of certain functionality of the schoolFeed app by Facebook, which limited schoolFeed's ability to use the Facebook platform to contact users who were not registered members of schoolFeed. Subsequently, in May 2013, Facebook discontinued the schoolFeed app's access to the Facebook platform, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app. We had accrued $3.4 million for the contingent consideration payment for the earnout period ended June 30, 2013, which was paid in full in August 2013. For the June 30, 2014 earnout period, no contingent consideration was earned. We do not currently expect any contingent consideration will be earned for the remaining earnout period ending June 30, 2015.

Restructuring and Other Exit Costs

	Quarter Ended June 30,		Change			Six Months Ended June 30,		Change
	2014	2013	$	%		2014	2013	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$331	$(62)	$393		*	$2,587	$2,227	$360	16%

*
Not meaningful

        Consolidated restructuring and other exit costs for the quarter ended June 30, 2014 included $0.2 million of employee termination costs in our Content & Media segment, as well as $0.1 million of unallocated corporate employee termination costs. Consolidated restructuring and other exit costs for the six months ended June 30, 2014 included $1.5 million of employee termination costs in our Content & Media segment, $1.0 million of unallocated corporate employee termination costs and $0.2 million of employee termination costs in our Communications segment. At June 30, 2014, accrued restructuring and other exit costs totaled $0.6 million, which will be paid over the next 12 months.

        Consolidated restructuring and other exit costs for the six months ended June 30, 2013 included $2.0 million of employee termination costs and $0.2 million of contract termination costs recorded in the Content & Media segment.

Interest Income

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Interest income	$99	$52	$47	90%	$191	$72	$119	165%

        The increase in consolidated interest income for the quarter and six months ended June 30, 2014, compared to the quarter and six months ended June 30, 2013, was primarily due to higher invested cash balances at our India subsidiary.

Other Income, Net

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Other income, net	$55	$138	$(83)	(60)%	$68	$311	$(243)	(78)%

        The decrease in consolidated other income, net, for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, was due to a decrease in gains associated with foreign exchange remeasurement, partially offset by an increase in realized and unrealized gains related to forward foreign currency exchange contracts.

        The decrease in consolidated other income, net, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was due to a decrease in realized and unrealized gains related to forward foreign currency exchange contracts and a decrease in gains associated with foreign exchange remeasurement.

  Provision for (Benefit from) Income Taxes

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$2,005	$(1,719)	$3,908	$(2,424)
Effective income tax rate	(818.4)%	(159.2)%	(44.8)%	(493.7)%

        For the quarter ended June 30, 2014, we recorded a provision for income taxes totaling $2.0 million on a pre-tax loss of $0.2 million, compared to a benefit from income taxes of $(1.7) million on pre-tax income of $1.1 million for the quarter ended June 30, 2013. Our negative effective income tax rate of 818.4% for the quarter ended June 30, 2014 was primarily due to a provision for income taxes related to our foreign operations and an income tax accrual related to certain goodwill assets. Our tax provision has an unusual relationship to pre-tax loss primarily due to the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the tax expense recorded in the quarter ended June 30, 2014 included an accrual of a non-cash tax expense of approximately $0.6 million in connection with the tax amortization of certain goodwill assets that is not available to offset existing deferred tax assets (termed "naked credits"). Specifically, we do not consider the deferred tax liabilities related to certain goodwill assets when determining the need for a valuation allowance. The change in our effective income tax rate for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, was primarily due to the treatment of the benefit from the reduction in the fair value of acquisition-related contingent consideration in the quarter ended June 30, 2013 as a permanent difference. The reduction in the fair value of contingent consideration is recorded in the statement of operations, while for tax purposes, it is treated as a purchase price adjustment rather than income. The benefit from the contingent consideration was partially offset by a decrease in benefit from the reduction in foreign tax credits in the quarter ended June 30, 2013.

        For the six months ended June 30, 2014, we recorded a provision for income taxes totaling $3.9 million on a pre-tax loss of $8.7 million, compared to a benefit from income taxes of $2.4 million on pre-tax income of $0.5 million for the six months ended June 30, 2013. Our negative effective income tax rate of 44.8% for the six months ended June 30, 2014 was primarily due to the impact of a provision for income taxes related to our foreign operations and an income tax accrual related to certain goodwill assets. The change in our effective income tax rate for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to the treatment of the benefit from the reduction in the fair value of acquisition-related contingent consideration in the six months ended June 30, 2013 as a permanent difference, partially offset by a decrease in benefit from the reduction in foreign tax credits in the six months ended June 30, 2013.

Content & Media Segment Results

Content & Media Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Services	$19,082	$20,594	$(1,512)	(7)%	$38,592	$41,755	$(3,163)	(8)%
Products	932	1,030	(98)	(10)%	1,348	1,654	(306)	(19)%
Advertising and other	8,602	11,295	(2,693)	(24)%	18,519	22,336	(3,817)	(17)%

Total Content & Media Revenues	$28,616	$32,919	$(4,303)	(13)%	$58,459	$65,745	$(7,286)	(11)%

ARPU	$2.49	$2.48	$0.01	—%	$2.49	$2.48	$0.01	—%
Average pay accounts	2,547	2,753	(206)	(7)%	2,576	2,792	(216)	(8)%

        Content & Media advertising and other revenues for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, decreased primarily due to a decrease in advertising revenues from our loyalty marketing services as a result of a decline in average spend per advertiser, as well as a decrease in loyalty marketing active accounts. The decrease in Content & Media services revenues was a result of a 7% decrease in our average number of pay accounts. Excluding the favorable impact of foreign currency exchange rates, ARPU decreased by 1%. The decrease in Content & Media products revenues was primarily related to a decrease in revenues generated from the sale of third-party merchandise. Adjusting for the favorable impact of foreign currency exchange rates of $0.4 million due to a stronger Euro versus the U.S. Dollar, Content & Media revenues decreased by $4.7 million, or 14%.

        Content & Media advertising and other revenues for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, decreased primarily due to a decrease in advertising revenues from our loyalty marketing services as a result of a decline in average spend per advertiser, as well as a decrease in loyalty marketing active accounts. The decrease in Content & Media services revenues was a result of an 8% decrease in our average number of pay accounts. Excluding the favorable impact of foreign currency exchange rates, ARPU decreased by 1%. The decrease in Content & Media products revenues was primarily related to a decrease in revenues generated from the sale of third-party merchandise. Adjusting for the favorable impact of foreign currency exchange rates of $0.7 million due to a stronger Euro versus the U.S. Dollar, Content & Media revenues decreased by $8.0 million, or 12%.

Content & Media Cost of Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$5,424	$7,619	$(2,195)	(29)%	$12,084	$15,361	$(3,277)	(21)%
Content & Media cost of revenues as a percentage of Content & Media revenues	19.0%	23.1%			20.7%	23.4%

        The decrease in Content & Media cost of revenues for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, was due to a $1.1 million decrease in cost of points earned by members of our loyalty marketing services attributable to lower revenues, a $0.5 million decrease in costs related to the sale of gift cards attributable to lower revenues, a $0.3 million decrease in costs associated with the sale of third-party merchandise, and a $0.2 million decrease in personnel and overhead-related costs.

        The decrease in Content & Media cost of revenues for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was due to a $1.4 million decrease in cost of points earned by members of our loyalty marketing services attributable to lower revenues, a $0.7 million decrease in costs related to the sale of gift cards attributable to lower revenues, a $0.6 million decrease in hosting-related fees, a $0.4 million decrease in costs associated with the sale of third-party merchandise, and a $0.2 million decrease in personnel and overhead-related costs.

Content & Media Sales and Marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$9,427	$10,067	$(640)	(6)%	$20,194	$21,368	$(1,174)	(5)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	32.9%	30.6%			34.5%	32.5%

        The decrease in Content & Media sales and marketing expenses for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, was primarily due to a decrease in personnel and overhead-related costs attributed to our restructuring initiatives.

        The decrease in Content & Media sales and marketing expenses for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was due to a $1.3 million decrease in personnel and overhead-related costs attributed to our restructuring initiatives and a $0.3 million decrease in costs to acquire new loyalty marketing members. These decreases were partially offset by a $0.4 million increase in costs to acquire new social networking members.

Content & Media Technology and Development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Content & Media technology and development	$3,701	$4,819	$(1,118)	(23)%	$8,061	$10,009	$(1,948)	(19)%
Content & Media technology and development expenses as a percentage of Content & Media revenues	12.9%	14.6%			13.8%	15.2%

        The decreases in Content & Media technology and development expenses for the quarter and six months ended June 30, 2014, compared to the quarter and six months ended June 30, 2013, were the result of decreases in personnel and overhead-related costs due to our restructuring initiatives.

Content & Media General and Administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Content & Media general and administrative	$7,173	$4,671	$2,502	54%	$13,866	$10,202	$3,664	36%
Content & Media general and administrative expenses as a percentage of Content & Media revenues	25.1%	14.2%			23.7%	15.5%

        The increase in Content & Media general and administrative expenses for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, was primarily due to a $2.8 million increase in reserves for legal settlements, partially offset by a $0.2 million decrease in professional services and consulting fees.

        The increase in Content & Media general and administrative expenses for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to a $4.1 million increase in reserves for legal settlements and a $0.2 million increase in professional services and consulting fees, partially offset by a $0.4 million decrease in personnel and overhead-related costs and a $0.2 million decrease in bad debt expense.

Content & Media Contingent Consideration—Fair Value Adjustment

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Content & Media contingent consideration—fair value adjustment	$—	$25	$(25)	(100)%	$—	$(5,124)	$5,124	(100)%

        During the quarter and six months ended June 30, 2013, the Company recognized gains (losses) of $25,000 and $(5.1) million, respectively, as a result of changes in the estimated fair value of contingent consideration related to the acquisition in June 2012 of schoolFeed, due to the restriction of certain functionality of the schoolFeed app by Facebook, which limited schoolFeed's ability to use the Facebook platform to contact users who were not registered members of schoolFeed. Subsequently, in May 2013, Facebook discontinued the schoolFeed app's access to the Facebook platform, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app. We had accrued $3.4 million for the contingent consideration payment for the earnout period ended June 30, 2013, which was paid in full in August 2013. For the June 30, 2014 earnout period, no contingent consideration was earned. We do not currently expect any contingent consideration will be earned for the remaining earnout period ending June 30, 2015.

Content & Media Restructuring and Other Exit Costs

	Quarter Ended June 30,		Change			Six Months Ended June 30,		Change
	2014	2013	$	%		2014	2013	$	%
	(in thousands, except percentages)
Content & Media restructuring and other exit costs	$238	$(62)	$300		*	$1,457	$2,227	$(770)	(35)%

*
Not meaningful

        Content & Media restructuring and other exit costs for the quarter ended June 30, 2014 consisted of $0.2 million of employee termination costs. Content & Media restructuring and other exit costs for the six months ended June 30, 2014 consisted of $1.5 million of employee termination costs. These restructuring charges were the result of management's decision to streamline operations, prioritize resources to growth initiatives and increase profitability.

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

Communications Segment Results

Communications Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Services	$17,409	$17,321	$88	1%	$34,777	$35,155	$(378)	(1)%
Products	1,444	691	753	109%	3,441	1,952	1,489	76%
Advertising	7,342	6,923	419	6%	13,651	12,468	1,183	9%

Total Communications Revenues	$26,195	$24,935	$1,260	5%	$51,869	$49,575	$2,294	5%

ARPU	$10.72	$9.34	$1.38	15%	$10.62	$9.30	$1.32	14%
Average number of dial-up Internet access pay accounts	241	313	(72)	(23)%	249	325	(76)	(23)%

        The increase in Communications revenues for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, consisted primarily of a $0.8 million increase in products revenues driven by the sale of mobile broadband devices from higher signups and a $0.4 million increase in advertising revenues due to strong market demand. The increase in ARPU was due to a higher percentage of mobile broadband subscribers which have higher ARPUs, as well as an increase in mobile broadband ARPU for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013.

        The increase in Communications revenues for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, consisted of a $1.5 million increase in products revenues driven by the sale of mobile broadband devices from higher signups and a $1.2 million increase in advertising revenues due to higher advertising rates driven by strong market demand and optimization of our advertising revenues. These increases were partially offset by a $0.4 million decrease in services revenues primarily due to a 23% decrease in our average number of dial-up Internet access pay accounts, partially offset by a 14% increase in ARPU. The increase in ARPU was due to a higher percentage of mobile broadband subscribers which have higher ARPUs, as well as an increase in mobile broadband ARPU for the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

Communications Cost of Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Communications cost of revenues	$9,843	$8,162	$1,681	21%	$20,671	$16,786	$3,885	23%
Communications cost of revenues as a percentage of Communications revenues	37.6%	32.7%			39.9%	33.9%

        The increase in Communications cost of revenues for the quarter ended June 30, 2014, compared to quarter ended June 30, 2013, was due a $2.8 million increase in costs associated with our mobile broadband service due to higher signups and a higher number of pay accounts. This increase was partially offset by a $0.4 million decrease in costs associated with our DSL service due to a decrease in the number of DSL pay accounts, as well as a $0.4 million decrease in telecommunications costs and a $0.2 million decrease in customer support and billing-related costs due to a decrease in dial-up Internet access pay accounts.

        The increase in Communications cost of revenues for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was due a $5.9 million increase in costs associated with our mobile broadband service due to higher signups and higher number of pay accounts and a $0.2 million increase in personnel and overhead-related costs. These increases were partially offset by a $1.2 million decrease in costs associated with our DSL service due to a decrease in the number of DSL pay accounts, as well as a $0.6 million decrease in telecommunications costs and a $0.3 million decrease in customer support and billing-related costs due to a decrease in dial-up Internet access pay accounts. In addition, the increases were partially offset by a $0.2 million decrease in costs associated with our email and Internet security services.

Communications Sales and Marketing

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Communications sales and marketing	$3,387	$3,939	$(552)	(14)%	$7,750	$8,505	$(755)	(9)%
Communications sales and marketing expenses as a percentage of Communications revenues	12.9%	15.8%			14.9%	17.2%

        The decrease in Communications sales and marketing expenses for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, was attributable to a $0.4 million decrease in marketing costs associated with our mobile broadband services due to more efficient brand marketing spend as a result of the launch of the mobile broadband service on Sprint's 3G Network and a $0.2 million decrease in marketing costs associated with our dial-up services due to a decrease in demand for dial-up Internet access.

        The decrease in Communications sales and marketing expenses for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was attributable to a $0.5 million decrease in marketing costs associated with our mobile broadband services due to more efficient brand marketing spend as a result of the launch of the mobile broadband service on Sprint's 3G Network and a $0.3 million decrease in marketing costs associated with our dial-up services due to a decrease in demand for dial-up Internet access.

Communications Technology and Development

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Communications technology and development	$2,097	$1,871	$226	12%	$4,350	$3,885	$465	12%
Communications technology and development expenses as a percentage of Communications revenues	8.0%	7.5%			8.4%	7.8%

        The increases in Communications technology and development expenses for the quarter and six months ended June 30, 2014, compared to quarter and six months ended June 30, 2013, were attributable to increases in personnel and overhead-related costs.

Communications General and Administrative

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Communications general and administrative	$2,442	$2,675	$(233)	(9)%	$4,966	$5,481	$(515)	(9)%
Communications general and administrative expenses as a percentage of Communications revenues	9.3%	10.7%			9.6%	11.1%

        The decrease in Communications general and administrative expenses for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, was primarily due to a $0.1 million decrease in professional services and consulting fees and a $0.1 million decrease in personnel and overhead-related costs.

        The decrease in Communications general and administrative expenses for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to a $0.3 million decrease in professional services and consulting fees and a $0.2 million decrease in personnel and overhead-related costs.

Communications Restructuring and Other Exit Costs

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$(8)	$—	$(8)	N/A	$179	$—	$179	N/A

        Communications restructuring and other exit costs remained relatively flat for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013.

        Communications restructuring and other exit costs for the six months ended June 30, 2014 consisted primarily of employee termination costs.

Corporate Revenues

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Corporate revenues	$6	$—	$6	N/A	$100	$—	$100	N/A

        Corporate revenues for the quarter and six months ended June 30, 2014 were related to transition services provided to FTD in connection with the FTD Spin-Off Transaction, which was consummated on November 1, 2013.

Unallocated Corporate Expenses

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Unallocated corporate expenses	$6,298	$6,337	$(39)	(1)%	$14,749	$13,319	$1,430	11%

        Unallocated corporate expenses, excluding depreciation, amortization of intangible assets and restructuring and other exit costs, remained relatively flat for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013, which was due to a $0.3 million increase in professional services and consulting fees, offset by a $0.3 million decrease in personnel and overhead-related costs.

        The increase in unallocated corporate expenses, excluding depreciation, amortization of intangible assets and restructuring and other exit costs, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to a $0.8 million increase in personnel and overhead-related costs and a $0.5 million increase in professional services and consulting fees.

Liquidity and Capital Resources

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

        Our total cash and cash equivalents balance increased by $2.1 million, or 3%, to $70.4 million at June 30, 2014, compared to $68.3 million at December 31, 2013. Our summary cash flows for the periods presented were as follows (in thousands):

	Six Months June 30,
	2014	2013
Net cash provided by operating activities from continuing operations	$9,193	$13,969
Net cash used for investing activities from continuing operations	$(5,644)	$(6,276)
Net cash used for financing activities from continuing operations	$(1,476)	$(20,519)

        Net cash provided by operating activities from continuing operations decreased by $4.8 million, or 34%. The decrease in net cash provided by operating activities was primarily due to a $15.6 million decrease in income from continuing operations, partially offset by a $3.5 million increase in non-cash items and a $7.3 million favorable change in working capital. The increase in non-cash items was related to the contingent consideration fair value adjustment recorded in the six months ended June 30, 2013 and an increase in deferred taxes and stock-based compensation, partially offset by a decrease in depreciation and amortization. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities from continuing operations decreased by $0.6 million, or 10%. The decrease was primarily due to a decrease in purchases of property and equipment.

        Capital expenditures for the six months ended June 30, 2014 totaled $5.1 million. At June 30, 2014 and December 31, 2013, we had $1.1 million and $0.4 million, respectively, of property and equipment that was not yet paid for and was included in accounts payable in the consolidated balance sheets. We currently anticipate that our total capital expenditures for 2014 will be in the range of $12.5 million to $14.0 million, which includes the aforementioned $0.4 million of purchases on account at December 31, 2013. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities from continuing operations decreased by $19.0 million, or 93%. The decrease was primarily due to the discontinuation of cash dividend payments. We paid cash dividends of $19.1 million in the six months ended June 30, 2013. In January 2014, we announced that United Online, Inc.'s Board of Directors determined to discontinue cash dividend payments in order to provide financial flexibility to support anticipated long-term growth initiatives. In addition, repurchases of common stock decreased by $1.0 million, partially offset by a decrease in proceeds from employee stock purchase plans of $0.9 million.

        Future cash flows from financing activities may also be affected by our repurchases of our common stock. United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows United Online, Inc. to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. United Online, Inc.'s Board of Directors has approved and ratified the Program through December 31, 2014. There were no repurchases under the Program during the year ended December 31, 2013 or the six months ended June 30, 2014 and, at June 30, 2014, the authorization remaining under the Program was $80.0 million through December 31, 2014.

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units we grant to employees. In general, we currently do not collect the minimum statutory employee withholding taxes from employees upon vesting of restricted stock units. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due. We then pay the minimum statutory withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the six months ended June 30, 2014 and 2013 were $2.4 million and $3.3 million, respectively, for which we withheld 0.2 million and 0.3 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting during the period.

        On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency. We recorded $2.6 million of restructuring and other exit costs in the six months ended June 30, 2014, which consisted primarily of employee termination costs. During the six months ended June 30, 2014, we paid $2.3 million of restructuring and other exit costs. At June 30, 2014, accrued restructuring and other exit costs totaled $0.6 million, which will be paid over the next 12 months.

        Based on our current projections, we expect to continue to generate positive cash flows from operations, at least for the next twelve months. We may use our existing cash balances and future cash generated from operations to fund, among other things, long-term growth initiatives, which may include optimizing our current product offerings to enhance our consumer value proposition, expanding new product development efforts to drive new revenue growth, and pursuing acquisitions, new strategic partnerships and other opportunities to expand our scope and reach; the repurchase of our common stock underlying restricted stock units to pay the minimum statutory employee withholding taxes due on vested restricted stock units; the repurchase of our common stock under the Program; future capital expenditures; and future acquisitions of intangible assets, including rights, content and intellectual property.

        We are now a substantially smaller company than we were prior to the consummation of the FTD Spin-Off Transaction, and we anticipate that our consolidated cash flows will be substantially lower when compared to periods prior to the FTD Spin-Off Transaction. In addition, if we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all.

Contractual Obligations

        Contractual obligations at June 30, 2014 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Member redemption liability	$19,455	$7,321	$6,484	$2,451	$3,199
Noncancelable operating leases	13,676	5,214	5,087	2,155	1,220
Purchase obligations	1,458	1,358	100	—	—
Other liabilities	9,218	9,198	9	11	—

Total	$43,807	$23,091	$11,680	$4,617	$4,419

        At June 30, 2014, we had liabilities for uncertain tax positions totaling $12.4 million, of which $8.8 million was included in other liabilities in the contractual obligations table above and, at June 30, 2014, was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

        In connection with the termination of the employment of certain executive officers and, in certain cases, their post-termination consulting arrangements, we have cash obligations of approximately $0.4 million, which are included in other liabilities in the contractual obligations table above and will be paid in full by the first quarter of 2015.

        Commitments under letters of credit at June 30, 2014 were scheduled to expire as follows (in thousands):

	Total	Less than 1 year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Letters of credit	$627	$—	$—	$162	$465

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

Off-Balance Sheet Arrangements

        At June 30, 2014, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K) that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        See Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I—Item 1—Financial Statements" for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations and cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        While we do not currently maintain any short-term investments, we do invest in money market funds and time deposits, which are classified as cash and cash equivalents in our consolidated balance sheets. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates. At June 30, 2014, we did not have any fixed or floating rate debt obligations.

Foreign Currency Exchange Risk

        We transact business in foreign currencies, and we are exposed to risk resulting from fluctuations in foreign currency exchange rates, particularly the Euro ("EUR") and the Indian Rupee ("INR") and, to a much lesser extent, the Swedish Krona ("SEK") and the Swiss Franc ("CHF"), which may result in gains or losses reported in our results of operations. The volatilities in EUR, INR, SEK, and CHF (and all other applicable foreign currencies) are monitored by us throughout the year. We face two risks related to foreign currency exchange rates—translation risk and transaction risk. Amounts invested in our foreign operations are translated into U.S. Dollars using the current rate method. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. Revenues and expenses in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against other currencies. Substantially all of the revenues of our foreign subsidiaries are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the exchange rate trend in currencies. Therefore, changes in foreign currency exchange rates may negatively affect our consolidated revenues and net income (loss). A hypothetical 10% adverse change in overall foreign currency exchange rates over an entire year would not have a material impact on estimated annual revenues, and would have a $0.6 million impact on annual income (loss) before income taxes. These estimates assume an adverse shift in all foreign currency exchange rates against the U.S. Dollar, which do not always move in the same direction or in the same degrees, and actual results may differ materially. Net foreign currency transaction gains or losses arising from transactions denominated in currencies other than the local functional currency are included in other income, net, in the unaudited condensed consolidated statements of operations.

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At June 30, 2014, the notional value of open forward foreign currency exchange contracts accounted for as net investment and cash flow hedges totaled $2.4 million and $1.2 million, respectively.

        Periodically, we enter into forward foreign currency exchange contracts, which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At June 30, 2014, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $3.4 million. We may, in the future, also use other derivative financial instruments, if it is determined that such hedging activities are appropriate to reduce risk.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on March 13, 2014, and at the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 was filed on May 6, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 and March 31, 2014, respectively. Subsequent to those evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013, March 31, 2014 and June 30, 2014 because of the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

        In connection with the preparation of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we concluded that there was a combination of items that constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        We have concluded that there is a material weakness in internal control over financial reporting, as we did not maintain effective controls over the accounting for income taxes and related disclosures. Specifically, management identified four deficiencies in internal controls related to the accounting for income taxes, which individually were not determined to be material weaknesses; however, when considering these deficiencies in the aggregate, they constitute a material weakness. Management determined that these deficiencies related to the level of precision of management's review controls related to the provision for income taxes and reconciliation of tax-related balance sheet accounts. Management's review controls over the provision for income taxes, deferred taxes, income taxes payable, and liabilities for uncertain tax positions, as well as review controls related to the federal tax returns, specifically the review of the return-to-provision analysis, operated at a level of precision to prevent or detect potential material misstatements from being reported, but were not sufficient to prevent or detect individually immaterial errors that, when aggregated, could be material to the Company's financial reporting. Additionally, this control deficiency could result in misstatements of income taxes and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

        As a result of the material weakness described above, the Company will revise its consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 and each of the quarterly periods during the year ended December 31, 2013 and for the quarter ended March 31, 2014. The Company will be amending its Annual Report on Form 10-K for the year ended December 31, 2013 to reflect the revisions and the conclusion by the Company's management that internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2013.

        We are committed to remediating the material weakness by implementing changes to our internal control over financial reporting. We already have implemented, and will continue to implement, changes and improvements in the internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness. Specifically, the following have been, are being or are planned to be implemented:

  •
  Re-evaluating the design of income tax accounting processes and implementing new and improved processes and controls, as appropriate, including adding supplemental oversight and review; and

  •
  Strengthening the precision of the internal review process to ensure the completeness and accuracy of the accounting for income taxes, including re-training and/or hiring of personnel to operate the controls at the appropriate level of precision; and

  •
  Enhancement of standardized documentation and process in the income tax provision area.

        Management is committed to a strong internal control environment and believes that, when fully implemented and tested, the measures described above will remediate the material weakness in our internal control over financial reporting. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For a description of our material pending legal proceedings, please refer to Note 12, "Contingencies—Legal Matters" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

        Our success is subject to numerous risks and uncertainties, including those discussed below. These factors could hinder our growth, cause us to sustain losses or have other adverse effects on us, which could individually or collectively cause our stock price to decline. The following list is not exhaustive and you should carefully consider these risks and uncertainties before investing in our securities.

RISKS RELATING TO OUR BUSINESS GENERALLY

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

The material weakness identified in our internal control over financial reporting, if not remediated, could have a material adverse effect on our business, financial condition, or results of operations and our stock price.

        Our management team is responsible for establishing and maintaining adequate internal control over our financial reporting. As disclosed below, we have identified a material weakness in our internal control over financial reporting related to the accounting for income taxes. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        In connection with the preparation of the Company's provision for income taxes for the quarter ended June 30, 2014, the Company determined that the accounting for income taxes in the prior periods needs to be revised. In addition, the revisions in the accounting for income taxes also contributed to an increase to the goodwill impairment charge recorded by its Classmates reporting unit during the quarter ended September 30, 2013. We have determined that the combination of control deficiencies giving rise to such revisions amount to a material weakness and that our internal control over financial reporting was not effective as of December 31, 2013. In addition, as a result of such material weakness, our disclosure controls and procedures were not effective as of December 31, 2013, March 31, 2014 and June 30, 2014.

        We are actively engaged in developing a remediation plan designed to address the material weakness. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our measures may not prove to be successful in remediating the material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate the material weakness in our internal controls and if we are unable to produce accurate or timely financial statements, we may be subject to adverse regulatory consequences, including sanctions or investigations by the Securities and Exchange Commission, our stock price may be adversely affected, our reputation may suffer and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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

Our business is subject to quarterly fluctuations.

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

        We are currently, and have been in the past, party to various legal actions and investigations. These actions may include, without limitation, claims by private parties in connection with consumer protection and other laws, claims that we infringe third-party patents, trademarks, copyrights or other intellectual property or proprietary rights, securities laws claims, claims involving marketing practices or unfair competition, claims in connection with employment practices, breach of contract claims, and other business-related claims. The nature of our business could subject us to additional claims for similar matters, as well as a wide variety of other claims, including, without limitation, claims for defamation, right of publicity, negligence, and privacy and security matters. The failure to successfully defend against these and other types of claims, including claims relating to our business practices, could result in the Company incurring significant liabilities related to judgments or settlements or require us to change our business practices. Infringement claims may also result in our being required to obtain licenses from third parties, which licenses may not be available on acceptable terms, if at all. Both the cost of defending claims, as well as the effect of settlements and judgments, could cause our results of operations to fluctuate significantly from period to period and could materially and adversely affect our business, financial condition, results of operations, and cash flows. In addition, we also file actions against third parties from time to time for various reasons, including, without limitation, to protect our intellectual property rights, to enforce our contractual rights, or to make other business-related claims. The legal fees, costs and expenses associated with these actions may be significant, and if we were to lose these actions, we may be required to pay the other party's legal fees, costs and expenses, which also may be significant and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

        Various governmental agencies have asserted claims, instituted legal actions, inquiries or investigations, or imposed obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancelation, refund, or disclosure practices, and they may continue to do so in the future. We have received civil investigative demands and subpoenas, as applicable, from the Federal Trade Commission ("FTC") and the Attorneys General of various states, primarily regarding their respective investigations into certain former post-transaction sales practices and certain of our marketing, billing, renewal, and privacy practices and disclosures. We have been cooperating with these investigations. However, the outcome of these or any other governmental investigations or their potential implications for our business are uncertain. We may not prevail in existing or future claims and any judgment against us or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices. For example, in 2010, Classmates, Inc. (then known as Classmates Online, Inc.) paid $960,000 to resolve an investigation of the Attorney General for the State of New York related to its former post-transaction sales practices; and in July 2013, Classmates, Inc. (formerly known as Memory Lane, Inc.) paid $300,000 to resolve an investigation of the Attorney General for the District of Columbia related to its former post-transaction sales practices. Defending against lawsuits, inquiries and investigations also involves significant expense and diversion of management's attention and resources from other matters. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures could result in changes to our business practices, as well as significant damages, fines, penalties or assessments, which could decrease our revenues or increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies or private parties, or we are required to pay significant sums, including damages, fines, penalties, or assessments, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. For more information, see Note 12, "Contingencies—Legal Matters" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

        Our business is largely dependent on the efforts and abilities of our senior management and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time. Our officers have employment agreements pursuant to which they may be entitled to separation benefits in connection with a termination of employment under certain circumstances. The Company has several new members of the senior management team and a number of our (former) key officers, including our chairman, president and chief executive officer, our general counsel, our chief financial officer, our chief personnel officer, and President of Classmates, recently left the Company. The loss of any of our key officers or other employees, or our inability to attract or retain qualified employees could seriously harm our business, financial condition, results of operations, and cash flows. We do not carry key-person life insurance on any of our employees.

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

        In addition, our Content & Media and Communications businesses outsource a significant portion of their live customer support functions. These businesses rely on customer support vendors, and we maintain only a small number of internal customer support personnel for these businesses. Our internal customer support personnel are not equipped to provide the necessary range of customer support functions in the event that our vendors unexpectedly become unable or unwilling to provide these services to us. Any significant problems with our customer support vendors or our internal customer support personnel could adversely impact our ability to satisfy our customers, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach related to us or the parties with which we have commercial relationships, could damage our reputation and expose us to a risk of loss, litigation and possible liability. We cannot assure you that the security measures we take will be effective in preventing these types of activities. We also cannot assure you that the security measures of our third-party vendors, including network providers, providers of customer and billing support services, and other vendors, will be adequate. In addition, the coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches. We believe the recent impact of large-scale retail credit card fraud may impact our ability to bill customers with card-on-file efficiency. In addition to potential legal liability, these matters may adversely impact our reputation or our revenues and may interfere with our ability to provide our services and products, all of which could adversely impact our business, financial condition, results of operations, and cash flows.

Changes in laws and regulations and new laws and regulations may adversely affect our business, financial condition, results of operations, and cash flows.

        We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, including, without limitation, targeted or behavioral advertising, user privacy and data protection, consumer protection, antitrust, export, and unclaimed property. Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states, the federal government or international authorities related to automatic-renewal practices, spam, user privacy, targeted or behavioral advertising, and taxation, could impact our revenues or certain of our business practices or those of our advertisers. For example, our compliance with Canada's new anti-spam legislation, which went into effect in July 2014, may impact the types of emails we send to some of our members and the content that we include in our emails to them. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity by regulators of, such laws and regulations, could significantly impact our services and products, our costs, or the manner in which we or our advertisers conduct business, all of which could adversely impact our business, financial condition, results of operations, and cash flows and cause our business to suffer.

Our social networking and loyalty marketing services rely heavily on email campaigns, and any disruptions or restrictions on the sending of emails or increase in the associated costs could adversely affect our business, financial condition, results of operations, and cash flows.

        Our emails have historically generated the majority of the traffic on our social networking websites and are a key driver of member activity for our loyalty marketing service. A significant number of members of our social networking and loyalty marketing services elect to opt-out of receiving certain types of emails. New laws, such as Canada's new anti-spam legislation, may impact our ability to email some of our members, the types of emails we send to them or the content that we include in our emails to them. Without the ability to email these members, we have very limited means of inducing these members to return to our websites and utilize our services. In addition, each month, a significant number of email addresses for members of our social networking and loyalty marketing services become invalid. This disrupts our ability to email these members and also prevents our social networking members from being able to contact these members, which is one of the reasons why members use our services. An increase in the number of members to whom we are not able to send emails, or who elect to not receive, are unable to receive, or do not open, our emails could adversely affect our business, financial condition, results of operations, and cash flows. From time to time, Internet service providers block bulk email transmissions, classify as "spam" emails that have low opening rates, or otherwise experience technical difficulties that result in our inability to successfully deliver emails to our members. Certain email service providers, such as Google's Gmail service, segregate marketing and promotional emails from other types of emails, which may impact the effectiveness of our email campaigns. Google's Gmail service also simplifies the opt-out process by including an "unsubscribe" link at the top of each marketing email, which allows the consumer to unsubscribe from future marketing emails from the particular marketer without first being redirected to the marketer's website. Third parties may also block, impose restrictions on, or start to charge for, the delivery of emails through their email systems. Due to the importance of email to our businesses, any disruption or restriction on the distribution of emails or increase in the associated costs could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our intellectual property and proprietary rights are important to our businesses, and such rights may be challenged, invalidated, infringed, misappropriated or be inadequate for the conduct of our businesses. The inability to protect such rights may adversely affect our business, financial condition, results of operations, and cash flows.

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

        We transact business in various foreign currencies and may be exposed to market risk resulting from fluctuations in foreign currency exchange rates. Our primary currency exposures are the Euro, Indian Rupee, Swedish Krona, and Swiss Franc. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international businesses are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. Certain of our key business metrics, such as the Content & Media segment's ARPU, are similarly affected by such foreign currency exchange rate fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the Euro, has had, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could negatively impact the comparisons of such results against prior periods as well as our business, financial condition, results of operations, and cash flows. The Company uses derivative instruments, such as foreign currency forward contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such instruments may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign currency exchange rates.

We may not realize the benefits associated with our assets and may be required to record a significant charge to earnings if we are required to expense certain costs or impair our assets.

        We have capitalized goodwill and identifiable intangible assets in connection with our acquisitions and certain business initiatives. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill or any such assets might be permanently impaired. If our acquisitions or business initiatives are not commercially successful or, if due to economic or other conditions, our assumptions regarding the performance of our businesses or business initiatives are not achieved, we would likely be required to record impairment charges which would negatively impact our financial condition and results of operations. We have experienced impairment charges in the past, including a $55.4 million goodwill impairment charge in the year ended December 31, 2013 with respect to our Classmates reporting unit. Given the current economic and competitive environment and the uncertainties regarding the impact on our businesses, there can be no assurance that our estimates and assumptions regarding the duration of the challenging economic conditions, or the period or strength of recovery, made for purposes of our goodwill and identifiable intangible assets impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or growth rates of certain reporting units or other factors are not achieved or are revised downward, we may be required to record additional impairment charges in future periods. If our operating segments change in the future, such change may result in changes to our reporting units for impairment testing purposes, which may result in additional impairment charges. In addition, from time to time, we record tangible or intangible assets on our balance sheet that, due to changes in value or in our strategy, may have to be expensed in future periods. Write-downs or impairments of assets, whether tangible or intangible, could adversely and materially impact our financial condition and results of operations.

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

        In connection with our Internet-based transactions, a number of states, including California, have adopted or have been considering legislation or policy initiatives, including those that would facilitate a finding of nexus to exist between Internet companies and the states, aimed at expanding the reach of sales and use taxes or imposing state income or other taxes on various innovative theories, including agency attribution from independent third-party service providers. Such legislation or initiatives could result in the imposition of additional sales and use taxes, or the payment of state income or other taxes, on certain transactions conducted over the Internet. Our costs may increase as a result of our activities related to advertisers and other third parties, and advertisers and other third parties may choose to not do business with us or limit their business activities, in order to avoid nexus with certain states. If such legislation is enacted, or such initiatives are instituted, and unless overturned by the courts, the legislation or initiatives could subject us to substantially increased tax liabilities for past and future sales or state income or other taxes, require us to collect additional sales and use taxes, cause our future sales to decrease, or otherwise negatively impact our business, financial condition, results of operations, and cash flows, and thus have a material adverse effect on us.

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

        The market price of our common stock has fluctuated significantly and it may continue to be volatile with extreme trading volume fluctuations. In January 2014, we announced that our Board of Directors has determined to discontinue cash dividend payments. Immediately following such announcement, the market price of our common stock declined significantly and has remained volatile. Furthermore, the market price of our common stock may fluctuate significantly to the extent we are added to or removed from certain stock market indices. The Nasdaq Global Select Market also has experienced substantial price and trading volume fluctuations. The broad market and industry factors that influence or affect such fluctuations may harm the market price of our common stock, regardless of our actual operating performance. As a result of these or other reasons, we have experienced and may continue to experience significant volatility in the market price of our common stock.

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

        Some of our competitors have longer operating histories, greater name and brand recognition, larger user bases, significantly greater financial, technical, sales, and marketing resources, and engage in more extensive research and development than we do. Some of our competitors also have lower customer acquisition costs than we do, offer a wider variety of services, have more compelling websites with more extensive user-generated or third-party content or offer their services or content free to their users. Some of our competitors have been more successful than we have been in attracting and retaining visitors and members, and our ability to attract visitors to our websites and maintain a large and growing member base has been adversely affected by such competition. In particular, Facebook's membership base currently far exceeds that of any of its competitors. If our competitors provide services similar to our social networking services for free, we may not be able to charge for our social networking services or we may need to reduce our membership fees. We rely on some of our competitors, such as Facebook, to promote our services and for new member acquisitions. Any changes to such competitors' rules or policies or any other changes implemented by such competitor could adversely affect our business or our strategies. Competition has adversely affected our subscription revenues from social networking services, as well as our advertising revenues from our social networking services and loyalty marketing service. More intense competition could also require us to increase our marketing or other expenditures. In addition, any restructuring of our Content & Media Segment may leave us with reduced financial and marketing resources to develop products and services to compete against our competitors. As a result of competition, our business, financial condition, results of operations, and cash flows have been, and may continue to be, adversely affected.

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

ADDITIONAL RISKS RELATING TO OUR COMMUNICATIONS SEGMENT

We compete against much larger companies, many of whom have significantly more financial and marketing resources, and our business will suffer if we are unable to compete successfully.

        We compete with numerous providers of broadband, mobile broadband and DSL services, as well as other dial-up Internet access providers, many of whom are much larger and have significantly more financial and marketing resources. Our principal competitors for our mobile broadband and DSL services include, among others, local exchange carriers, wireless and satellite service providers, and cable service providers. These competitors include established providers such as AT&T, Verizon, Sprint and T-Mobile. Our principal dial-up Internet access competitors include established online service and content providers, such as AOL and MSN, and independent national Internet service providers, such as EarthLink and its PeoplePC subsidiary. Dial-up Internet access services do not compete favorably with broadband services with respect to connection speed and do not have a significant, if any, price advantage over certain broadband services. Many broadband providers, including cable companies and local exchange carriers, bundle their offerings with telephone, entertainment or other services, which may result in lower prices than standalone services. In addition, there are a number of mobile virtual network operators, some of which focus on pricing as their main selling point. Certain portions of the U.S., primarily rural areas, currently have limited or no access to broadband services. However, the U.S. government has indicated its intention to facilitate the provision of broadband services to such areas. Such expansion of the availability of broadband services will increase the competition for Internet access subscribers in such areas and will likely adversely affect our business. In addition to competition from broadband, mobile broadband and DSL providers, competition among dial-up Internet access service providers is intense and neither our pricing nor our features provides us with a significant competitive advantage, if any, over certain of our dial-up Internet access competitors. We expect that competition, particularly with respect to price, for broadband, mobile broadband and DSL services, as well as dial-up Internet access services, will continue and may materially and adversely impact our business, financial condition, results of operations, and cash flows.

Revenues and profitability of our Communications segment may decline.

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

        We expect our dial-up and DSL Internet access pay accounts to continue to decline, potentially at an increasing rate. Any growth in the number of mobile broadband pay accounts may not be sufficient to offset such decline, at least in the near term. As a result, Communications services revenues and the profitability of this segment may decline. The rate of decline in Communications services revenues has accelerated in some periods and may continue to accelerate.

        Although we have reduced our expenses in order to manage the profitability of our Communications segment, we will not be able to continue making the same level of expense reductions in the future. In addition, we increased our marketing expenses in connection with the launch of the mobile broadband service, which is subject to a number of risks. Continued declines in Communications revenues, particularly if such declines accelerate, will materially and adversely impact the profitability of this segment.

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

        Our Internet access business substantially depends on the availability, capacity, affordability, reliability, and security of our telecommunications networks. Only a limited number of telecommunications providers offer the network and data services we currently require, and we purchase most of our telecommunications services from a few providers. Some of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. In addition, some telecommunications providers may cease to offer network services for certain less populated areas, which would reduce the number of providers from which we may purchase services and may entirely eliminate our ability to purchase services for certain areas. Currently, our mobile broadband service is entirely dependent upon services acquired from one service provider, and the devices required by the provider can be used for only such provider's service. If we are unable to maintain, renew or obtain new agreement with the telecommunications provider on acceptable terms, or the provider discontinues its services, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. Sprint, which owns Clearwire, recently announced that it plans to cease using WiMAX technology on the Clearwire network by the end of 2015. If this plan is implemented, this discontinuation will affect our mobile broadband subscribers that utilize the Clearwire network. We are working on a transition plan for such subscribers, but our transition plan may not be successful or we may incur significant costs in implementing such plan. If our transition plan is not successful, or is not accepted by subscribers, our business, financial condition, results of operations, and cash flows could be materially and adversely impacted.

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

Completion of the FTD Spin-Off Transaction may not enhance long-term stockholder value.

        We completed the FTD Spin-Off Transaction on November 1, 2013. At the time of the consummation of the FTD Spin-Off Transaction, our Board of Directors and management team, after consultation with independent financial and legal advisors, believed that the FTD Spin-Off Transaction as planned would enhance long-term stockholder value. There can be no assurance, however, that the combined value of our common stock and the common stock of FTD in the long term will equal or exceed what the value of our common stock would have been in the absence of the FTD Spin-Off Transaction. The combined value of the common stock of the two companies following the distribution could be lower than anticipated for a variety of reasons, including, among others, changes in the Company's dividend policy, the inability of either company to compete effectively as an independent company, realignment of the stockholder population of both the Company and FTD in the period following the distribution, and changes in market perception of the prospects of the Company and FTD as a consequence of the distribution. We are a substantially smaller company than we were prior to the completion of the FTD Spin-Off Transaction, and we cannot predict the prices at which our common stock may trade in the future.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (b) Not applicable

(c)   Repurchases

        In May 2001, United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. From August 2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013, and in September 2013, the Board of Directors further extended the Program through December 31, 2014. There were no repurchases under the Program in the year ended December 31, 2013 or the six months ended June 30, 2014 and, at June 30, 2014, the authorization remaining under the Program was $80.0 million through December 31, 2014.

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

        Common stock repurchases during the quarter ended June 30, 2014 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
April 1 - April 30, 2014	4	$11.85	—	$80,000
May 1 - May 31, 2014	15	$10.72	—	$80,000
June 1 - June 30, 2014	4	$10.40	—	$80,000

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

Date: August 18, 2014	UNITED ONLINE, INC. (Registrant)
	By:	/s/ EDWARD K. ZINSER Edward K. Zinser Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 18, 2014	UNITED ONLINE, INC. (Registrant)
	By:	/s/ MICHELLE D. STALICK Michelle D. Stalick Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation (As Amended Effective October 31, 2013)		10-K	000-33367	3/13/2014
3.2	Amended and Restated Bylaws (As Amended Effective December 17, 2013)		10-K	000-33367	3/13/2014
10.1	General Release and Agreement between Classmates, Inc. and Harold A. Zeitz	X
10.2	Offer Letter between United Online, Inc. and Edward K. Zinser	X
10.3	Office Lease between United Online, Inc. and LNR Warner Center IV, LLC, dated May 21, 2014		8-K	000-33367	5/22/2014
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X