Form 10-K/A
period 2013-12-31
UNITED ONLINE INC
filed 2014-09-04
CIK 1142701

Use these links to rapidly review the document

PART IV
UNITED ONLINE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-33367

UNITED ONLINE, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0575839 (I.R.S. Employer Identification No.)
21255 Burbank Boulevard, Suite 400 Woodland Hills, California (Address of principal executive office)	91367 (Zip Code)

(818) 287-3000
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes ☐    No ☒

         At June 30, 2013, the aggregate market value of voting stock held by non- affiliates of the Registrant, based on the last reported sales price of the Registrant's common stock on such date reported by The Nasdaq Global Select Market, was $671,313,756 (calculated by excluding shares directly or indirectly held by directors and officers).

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

UNITED ONLINE, INC.

INDEX TO FORM 10-K/A

For the Year Ended December 31, 2013

EXPLANATORY NOTE

        The Registrant is filing this Amendment No. 1 on Form 10-K/A (this "Amended Filing") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "Original Filing") to: (i) reissue the Report of Independent Registered Public Accounting Firm to change the firm's opinion regarding the effectiveness of the Registrant's internal control over financial reporting as of December 31, 2013; (ii) restate management's conclusions regarding internal control over financial reporting and disclosure controls and procedures as of December 31, 2013; (iii) add discussion of the risks associated with a material weakness in internal control over financial reporting as of December 31, 2013; and (iv) revise the financial statements to correct certain immaterial errors in the accounting for income taxes and the goodwill impairment charge for the Registrant's Classmates reporting unit in the quarter ended September 30, 2013, as well as other previously-identified uncorrected errors. Accordingly, the Registrant hereby amends and replaces in their entirety Items 1A, 6, 7, 8, 9A, and 15 in the Original Filing.

        Management has concluded that there is a material weakness in internal control over financial reporting, as management did not maintain effective controls over the accounting for income taxes and related disclosures. Specifically, management identified four deficiencies in internal controls related to the accounting for income taxes, which individually were not determined to be material weaknesses; however, when considering these deficiencies in the aggregate, they constitute a material weakness. Management determined that these deficiencies related to the level of precision of management's review controls related to the provision for income taxes and reconciliation of tax-related balance sheet accounts. Management's review controls over the provision for income taxes, deferred taxes, income taxes payable, and liabilities for uncertain tax positions, as well as review controls related to the federal tax returns, specifically the review of the return-to-provision analysis, operated at a level of precision to prevent or detect potential material misstatements, but were not sufficient to prevent or detect individually immaterial errors that, when aggregated, could be material to the Registrant's financial reporting. Additionally, these control deficiencies could result in misstatements of income taxes and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that the Registrant's internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2013.

        As required by Rule 12b-15, the Registrant's principal executive officer and principal financial officer are providing new currently dated certifications. In addition, the Registrant is filing a new consent of PricewaterhouseCoopers LLP. Accordingly, the Registrant hereby amends Item 15 in the Original Filing to reflect the filing of the new certifications and consent.

        Except as described above, this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing date of the Original Filing. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Registrant's filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendment to those filings.

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Amendment No. 1 to our Annual Report on Form 10-K/A and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; the Company's strategies; the expected benefits of the separation of the Company and FTD Companies, Inc. into separate, publicly-traded companies and the Company's pursuit of long-term growth initiatives; future financial performance and results; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our services and products; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Amendment No. 1 to our Annual Report on Form 10-K/A and additional factors that accompany the related forward-looking statements in this Amendment No. 1 to our Annual Report on Form 10-K/A and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        Our results of operations and changes in our key business metrics from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. Each of the risk factors discussed in this Item 1A and the other factors described elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K/A and in our other filings with the SEC may affect us from period to period and may affect our long-term performance. As a result, you should not rely on period-to-period comparisons as an indication of our future performance. In addition, these factors and the challenging economic conditions create difficulties with respect to our ability to forecast our financial performance and business metrics accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and business metrics. We cannot assure you that we will achieve the expectations of, or projections made by, our management or the financial analysts. In the event we do not achieve such expectations or projections, our financial results and the price of our common stock could be adversely affected.

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

        Advertising revenues generated by our Content & Media and Communications segments have been fluctuating and may decline in the future as a result of various factors, including, without limitation, the risks and uncertainties discussed above, in other risk factors, and elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K/A. Any or all of the above factors have caused, and could continue to cause, our advertising revenues and profits to significantly decline in the future.

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

        In connection with the preparation of the Company's provision for income taxes for the quarter ended June 30, 2014, the Company determined that the accounting for income taxes in the prior periods needs to be revised. In addition, the revisions in the accounting for income taxes also contributed to an increase to the goodwill impairment charge recorded by its Classmates reporting unit during the quarter ended September 30, 2013. We have determined that the combination of control deficiencies giving rise to such revisions amount to a material weakness and that our internal control over financial reporting was not effective as of December 31, 2013. In addition, as a result of such material weakness, our disclosure controls and procedures were not effective as of December 31, 2013.

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

        Various governmental agencies have in the past asserted claims, instituted legal actions, inquiries or investigations, or imposed obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancelation, refund, or disclosure practices, and they may continue to do so in the future. We have received civil investigative demands and subpoenas, as applicable, from the Federal Trade Commission ("FTC") and the Attorneys General of various states, primarily regarding their respective investigations into certain former post-transaction sales practices and certain of our marketing, billing, renewal, and privacy practices and disclosures. We have been cooperating with these investigations. However, the outcome of these or any other governmental investigations or their potential implications for our business are uncertain. We may not prevail in existing or future claims and any judgment against us or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices. For example, in 2010, Classmates, Inc. (then known as Classmates Online, Inc.) paid $960,000 to resolve an investigation of the Attorney General for the State of New York related to its former post-transaction sales practices. Defending against lawsuits, inquiries and investigations also involves significant expense and diversion of management's attention and resources from other matters. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures could result in changes to our business practices, as well as significant damages, fines, penalties or assessments, which could decrease our revenues or increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies or private parties, or we are required to pay significant sums, including damages, fines, penalties, or assessments, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. For more information, see Note 13 "Commitments and Contingencies—Legal Matters" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Amendment No. 1 to our Annual Report on Form 10-K/A.

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

        We are subject to a variety of international, federal, state, and local laws and regulations, including, without limitation, those relating to taxation, bulk email or "spam," advertising, including, without limitation, targeted or behavioral advertising, user privacy and data protection, consumer protection, antitrust, export, and unclaimed property. Compliance with the various laws and regulations, which in many instances are unclear or unsettled, is complex. New laws and regulations, such as those being considered or recently enacted by certain states, the federal government or international authorities related to automatic-renewal practices, spam, user privacy, targeted or behavioral advertising, and taxation, could impact our revenues or certain of our business practices or those of our advertisers. For example, our compliance with Canada's new anti-spam legislation, which went into effect in July 2014 and requires the consent of a Canadian consumer in order to send certain types of emails to such consumer, may impact our ability to email some of our members. Any changes in the laws and regulations applicable to us, the enactment of any additional laws or regulations, or the failure to comply with, or increased enforcement activity of, such laws and regulations, could significantly impact our services and products, our costs, or the manner in which we or our advertisers conduct business, all of which could adversely impact our business, financial condition, results of operations, and cash flows and cause our business to suffer.

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

PART II

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K/A.

        The following table presents the consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011, and the consolidated balance sheet data at December 31, 2013 and 2012. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K/A. The table also presents the consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data at December 31, 2011, 2010 and 2009, which are derived from our audited consolidated financial statements that are not included in this Amendment No. 1 to our Annual Report on Form 10-K/A.

        The Company revised previously-issued financial statements to correct errors identified primarily related to the accounting for income taxes and goodwill impairment. None of the revisions were considered material to the periods impacted, as disclosed in Note 1, "Description of Business, Basis of Presentation, Accounting Policies, and Recent Accounting Pronouncements", of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Amendment No. 1 to the Company's Annual Report on Form 10-K/A.

        The following amounts are in thousands, except per share data:

	Year Ended December 31,
	2013(1)(2)(3)	2012(4)	2011	2010	2009
Consolidated Statements of Operations Data:
Revenues	$233,614	$257,765	$310,959	$366,430	$444,866
Cost of revenues	$75,480	$78,229	$75,177	$83,731	$93,628
Operating income (loss)	$(55,939)	$(11,897)	$49,565	$76,187	$90,234
Income (loss) from continuing operations	$(101,486)	$(12,023)	$36,910	$44,338	$51,024
Income from discontinued operations, net of tax	$13,211	$24,239	$15,889	$8,453	$19,141
Net income (loss)	$(88,275)	$12,216	$52,799	$52,791	$70,165
Net income (loss) attributable to common stockholders	$(89,470)	$10,991	$50,760	$49,617	$65,513
Income (loss) from continuing operations per common share—basic	$(7.74)	$(1.03)	$2.76	$3.33	$3.88
Income (loss) from continuing operations per common share—diluted	$(7.74)	$(1.03)	$2.75	$3.31	$3.85
Net income (loss) per common share—basic	$(6.75)	$0.85	$4.02	$4.02	$5.48
Net income (loss) per common share—diluted	$(6.75)	$0.85	$4.01	$3.99	$5.43

	December 31,
	2013(3)	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Total assets	$208,302	$1,002,299	$1,034,750	$1,035,964	$1,100,102
Non-current liabilities	$22,096	$326,279	$360,417	$373,394	$431,023
Cash dividends declared and paid per common share	$2.25	$2.80	$2.80	$2.80	$2.80

(1)
During the year ended December 31, 2013, we recorded goodwill impairment charges totaling $55.4 million related to our Classmates reporting unit.

(2)
During the year ended December 31, 2013, we recorded a valuation allowance against our deferred tax assets totaling $40.7 million.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Amendment No. 1 to our Annual Report on Form 10-K/A and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; the Company's strategies; the expected benefits of the separation of the Company and FTD Companies, Inc. into separate, publicly-traded companies and the Company's pursuit of long-term growth initiatives; future financial performance; revenues; segment metrics; operating expenses; market trends, including those in the markets in which we compete; liquidity; cash flows and uses of cash; dividends; capital expenditures; depreciation and amortization; tax payments; foreign currency exchange rates; hedging arrangements; our ability to repay indebtedness, pay dividends and invest in initiatives; our services and products; pricing; marketing plans; competition; settlement of legal matters; and the impact of accounting pronouncements. Potential factors that could affect the matters about which the forward-looking statements are made include, among others, the factors disclosed in the section entitled "Risk Factors" in this Amendment No. 1 to our Annual Report on Form 10-K/A and additional factors that accompany the related forward-looking statements in this Amendment No. 1 to our Annual Report on Form 10-K/A and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward- looking statements, which reflect management's analysis only as of the date hereof. Any such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties that may cause actual performance and results to differ materially from those predicted. Reported results should not be considered an indication of future performance. Except as required by law, we undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

	Quarter Ended
						Year Ended December 31,
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
						2013	2012	2011
Consolidated:
Revenues (in thousands)	$62,644	$56,239	$57,567	$57,164	$65,884	$233,614	$257,765	$310,959
Content & Media:
Segment revenues (in thousands)	$35,869	$32,233	$32,919	$32,826	$39,509	$133,847	$153,496	$185,475
% of consolidated revenues	57%	57%	57%	57%	60%	57%	59%	59%
Pay accounts (in thousands)	2,632	2,690	2,720	2,786	2,864	2,632	2,864	3,484
Segment churn	3.0%	2.9%	3.1%	3.3%	3.5%	3.1%	3.6%	3.9%
ARPU	$2.54	$2.52	$2.48	$2.48	$2.52	$2.50	$2.49	$2.59
Segment active accounts (in millions)	10.3	10.3	10.5	11.4	11.5	10.6	11.0	12.1
Average currency exchange rate: EUR to USD	1.36	1.33	1.31	1.32	1.30	1.33	1.29	1.39
Communications:
Segment revenues (in thousands)	$26,929	$24,354	$24,935	$24,640	$26,669	$100,858	$105,442	$126,532
% of consolidated revenues	43%	43%	43%	43%	40%	43%	41%	41%
Pay accounts (in thousands):
Internet access	346	360	378	404	421	346	421	535
Other	207	213	217	222	229	207	229	259

Total pay accounts	553	573	595	626	650	553	650	794
Segment churn	2.7%	2.7%	3.0%	3.0%	2.9%	2.8%	3.1%	3.5%
ARPU	$9.74	$9.41	$9.34	$9.21	$9.05	$9.37	$8.90	$9.14
Segment active accounts (in millions)	1.2	1.2	1.2	1.3	1.3	1.2	1.4	1.6

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

        Advertising revenues from our social networking services and from our Communications services consist primarily of amounts from our Internet search provider that are generated as a result of users utilizing such provider's Internet search services, amounts generated from display advertisements, and amounts generated from referring members to third-party websites or services. We recognize such advertising revenues in the period in which the advertisement is displayed or, for performance-based arrangements, when the related performance criteria are met. In determining whether an arrangement exists, we ensure that a written contract is in place, such as a standard insertion order or a customer- specific agreement. We assess whether performance criteria have been met and whether the fees are fixed or determinable based on a reconciliation of the performance criteria and the payment terms associated with the transaction. The reconciliation of the performance criteria generally includes a comparison of our internally-tracked performance data to the contractual performance obligation and, when available, to third-party or customer-provided performance data.

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

Impairment of Goodwill

        During the quarter ended September 30, 2013, due to a decline in internal financial projections, we performed an interim quantitative goodwill assessment for our Classmates reporting unit. Due to the complexity and the effort required to estimate the fair value of the Classmates reporting unit in step one of the impairment test and to estimate the fair value of all assets and liabilities of the Classmates reporting unit in step two of the test, the fair value estimates were derived based on preliminary assumptions and analysis that were subject to change. Based on our preliminary analysis, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for our Classmates reporting unit. As a result, we recorded our best estimate of $52.8 million for the goodwill impairment charge during the quarter ended September 30, 2013. We recorded an adjustment of $2.7 million to the estimated impairment charge during the quarter ended December 31, 2013 for a total impairment charge of $55.4 million for the year ended December 31, 2013. The impairment charge was included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations.

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

Finite-Lived Intangible Assets and Other Long-Lived Assets

        We account for identifiable intangible assets and other long-lived assets in accordance with ASC 360, Property, Plant and Equipment, which addresses financial accounting and reporting for the impairment and disposition of identifiable intangible assets and other long-lived assets. Intangible assets acquired in a business combination are initially recorded at management's estimate of their fair values. We evaluate the recoverability of identifiable intangible assets and other long-lived assets for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that may indicate that an asset is impaired include, but are not limited to, significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future operating results, a change in the extent or manner in which an asset is used, shifts in technology, loss of key management or other personnel, significant negative industry or economic trends, changes in our operating model or strategy, and competitive forces. In determining if an impairment exists, we estimate the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If an impairment is indicated based on a comparison of the assets' carrying amounts and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amounts of the assets exceed the respective fair values of the assets. Definite- lived intangible assets are amortized on either a straight-line basis or an accelerated basis over their estimated useful lives, ranging from two to ten years. Our identifiable intangible assets were acquired primarily in connection with business combinations.

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

Member Redemption Liability

        Member redemption liability for loyalty marketing service points represents the estimated costs associated with the obligation of MyPoints to redeem outstanding points accumulated by its loyalty marketing service members, less an allowance for points expected to expire prior to redemption. The estimated cost of points is primarily presented in cost of revenues, except for the portion related to member acquisition activities, internal marketing surveys and other non- revenue generating activities, which are presented in sales and marketing expenses. The member redemption liability is recognized when members earn points, less an allowance for points expected to expire, and is reduced when members redeem accumulated points upon reaching required redemption thresholds or when points expire prior to redemption.

        MyPoints members may redeem points for third-party gift cards and other rewards. Members earn points when they respond to direct marketing offers delivered by MyPoints, purchase goods or services from advertisers, engage in certain promotional campaigns of advertisers, or engage in other specified activities.

        The member redemption liability is estimated based upon the weighted-average cost and number of points that may be redeemed in the future. The weighted- average cost of points is calculated by taking the total cost of items fulfilled divided by total points redeemed. MyPoints purchases gift cards and other awards from merchants at a discount and sets redemption levels for its members. The discounts and points needed to redeem awards vary by merchant and award denomination. MyPoints has the ability to adjust the number of points required to redeem awards to reflect changes in the cost of awards.

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

        Points in active MyPoints accounts do not expire; however, unredeemed points expire after twelve consecutive months of inactivity. For purposes of the member redemption liability, "inactive" means a lack of all of the following: email response; survey completion; profile update; and any point-earning or point- redeeming transaction. The canceling or disabling of inactive MyPoints accounts would have no impact on our consolidated financial statements, as we fully consider inactive MyPoints accounts when establishing the member redemption liability, as discussed above.

        The following table sets forth, for the periods presented, a reconciliation of the changes in the member redemption liability (in thousands):

	Year Ended December 31,
	2013	2012
Beginning balance	$22,575	$23,456
Accruals for points earned	11,892	14,078
Reduction for redeemed points	(13,586)	(15,155)
Changes in allowance for points expected to expire and weighted-average cost of points	46	196

Ending balance	$20,927	$22,575

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

Results of Operations

        The following tables set forth, for the periods presented, selected historical consolidated statements of operations and segment information data. The information contained in the tables below should be read in conjunction with Critical Accounting Policies, Estimates and Assumptions, Liquidity and Capital Resources, Contractual Obligations, and Other Commitments included in this Item 7, as well as "Quantitative and Qualitative Disclosures About Market Risk" and the consolidated financial statements and notes thereto included elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K/A.

        Consolidated information was as follows (in thousands):

	Year Ended December 31, 2013
	2013	2012	2011
Revenues	$233,614	$257,765	$310,959
Operating expenses:
Cost of revenues	75,480	78,229	75,177
Sales and marketing	57,066	67,488	69,158
Technology and development	31,708	32,944	35,397
General and administrative	67,049	59,886	71,594
Amortization of intangible assets	5,433	4,950	5,266
Contingent consideration—fair value adjustment	(5,124)	(836)	—
Restructuring and other exit costs	2,501	91	4,802
Impairment of goodwill, intangible assets and long-lived assets	55,440	26,910	—

Total operating expenses	289,553	269,662	261,394

Operating income (loss)	(55,939)	(11,897)	49,565
Interest income	261	559	284
Interest expense	(12)	—	(176)
Other income, net	215	258	901

Income (loss) before income taxes	(55,475)	(11,080)	50,574
Provision for income taxes	46,011	943	13,664

Income (loss) from continuing operations	(101,486)	(12,023)	36,910
Income from discontinued operations, net of tax	13,211	24,239	15,889

Net income (loss)	$(88,275)	$12,216	$52,799

        Information for our two reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	Content & Media			Communications
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Revenues	$133,847	$153,496	$185,475	$100,858	$105,442	$126,532
Operating expenses:
Cost of revenues	31,769	35,922	33,891	33,865	33,883	33,442
Sales and marketing	41,242	49,839	59,063	16,617	18,188	10,009
Technology and development	19,058	19,552	21,530	7,419	7,532	7,932
General and administrative	18,326	21,128	26,022	10,576	10,718	12,554
Contingent consideration—fair value adjustment	(5,124)	(836)	—	—	—	—
Restructuring and other exit costs	2,501	(14)	1,617	—	(8)	1,399
Impairment of goodwill, intangible assets and long-lived assets	55,440	26,910	—	—	—	—

Total operating expenses	163,212	152,501	142,123	68,477	70,313	65,336

Segment income (loss) from operations	$(29,365)	$995	$43,352	$32,381	$35,129	$61,196

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Consolidated Results

Revenues

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Revenues	$233,614	$257,765	$(24,151)	(9)%
Revenues as a percentage of total segment revenues:
Content & Media	57.0%	59.3%
Communications	43.0%	40.7%

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

Technology and Development

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Technology and development	$31,708	$32,944	$(1,236)	(4)%
Technology and development expenses as a percentage of total segment technology and development expenses:
Content & Media	72.0%	72.2%
Communications	28.0%	27.8%

        The decrease in consolidated technology and development expenses was due to a $0.5 million decrease in technology and development expenses associated with our Content & Media segment, a $0.1 million decrease in technology and development expenses associated with our Communications segment and a $0.6 million decrease in depreciation expense.

General and Administrative

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
General and administrative	$67,049	$59,886	$7,163	12%
General and administrative expenses as a percentage of total segment general and administrative expenses:
Content & Media	63.4%	66.3%
Communications	36.6%	33.7%

        The increase in consolidated general and administrative expenses was primarily due to a $10.8 million increase in unallocated corporate general and administrative expenses, partially offset by a $2.8 million decrease in general and administrative expenses associated with our Content & Media segment and a $0.7 million decrease in depreciation expense.

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

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Impairment of goodwill, intangible assets and long-lived assets	$55,440	$26,910	$28,530	106%

        Goodwill impairment charges totaling $55.4 million were recorded in the year ended December 31, 2013 due to a material reduction in the fair value of the Classmates reporting unit. A goodwill and intangible asset impairment charge totaling $26.9 million was recorded in the quarter ended December 31, 2012 due to a material reduction in the fair value of the MyPoints reporting unit. See "Critical Accounting Policies, Estimates and Assumptions—Impairment of Goodwill" for additional information.

Interest Income

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Interest income	$261	$559	$(298)	(53)%

        The decrease in consolidated interest income was primarily related to higher interest income at our India subsidiary during the year ended December 31, 2012.

Interest Expense

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Interest expense	$12	$—	$12	N/A

        Interest expense remained relatively flat for the year ended December 31, 2013, compared to the year ended December 31, 2012.

Other Income, Net

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Other income, net	$215	$258	$(43)	(17)%

        Consolidated other income, net remained relatively flat for the year ended December 31, 2013, compared to the year ended December 31, 2012.

Provision for Income Taxes

	Year Ended December 31,
	2013	2012
	(in thousands, except percentages)
Provision for income taxes	$46,011	$943
Effective income tax rate	(82.9)%	(8.5)%

        For the year ended December 31, 2013, we recorded a provision for income taxes totaling $46.0 million on a pre-tax loss totaling $55.5 million, compared to a provision for income taxes totaling $0.9 million on a pre-tax loss totaling $11.1 million for the year ended December 31, 2012. The change in the effective income tax rate was primarily due to the valuation allowance recorded against our domestic deferred tax assets and the tax effect of the goodwill and intangible asset impairment charges recorded in the year ended December 31, 2013, compared to the year ended December 31, 2012.

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

        The decrease in Content & Media cost of revenues was due to a $1.8 million decrease in cost of points earned by members of our loyalty marketing service due to lower revenues, a $1.6 million decrease in hosting- related fees due to the consolidation of certain data centers and lower software licensing fees, a $1.2 million decrease in personnel and overhead-related costs due to our restructuring initiatives, a $0.6 million decrease in costs associated with the sale of third-party merchandise, and a $0.3 million decrease in credit card-related fees due to a decrease in pay accounts. These decreases were partially offset by a $1.1 million increase in costs related to the sale of gift cards.

Content & Media Sales and Marketing

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$41,242	$49,839	$(8,597)	(17)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	30.8%	32.5%

        The decrease in Content & Media sales and marketing expenses was primarily due to a $4.7 million decrease in online marketing costs to acquire new social networking members primarily due to our cost-cutting efforts and a $3.7 million decrease in personnel and overhead-related costs due to our restructuring initiatives.

Content & Media Technology and Development

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media technology and development	$19,058	$19,552	$(494)	(3)%
Content & Media technology and development expenses as a percentage of Content & Media revenues	14.2%	12.7%

        The decrease in Content & Media technology and development expenses was due to $0.5 million decrease in personnel and overhead-related costs.

Content & Media General and Administrative

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media general and administrative	$18,326	$21,128	$(2,802)	(13)%
Content & Media general and administrative expenses as a percentage of Content & Media revenues	13.7%	13.8%

        The decrease in Content & Media general and administrative expenses was due to a $2.8 million insurance reimbursement received in the year ended December 31, 2013 related to a legal settlement, a $1.0 million decrease in personnel and overhead-related costs and a $1.0 million decrease in professional services and consulting fees. In addition, the decrease was due to $0.5 million of transaction-related costs related to the schoolFeed acquisition recorded in the year ended December 31, 2012. These decreases were partially offset by a $2.2 million increase in reserves for legal settlements and a $0.4 million increase in bad debt expense.

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

Content & Media Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media restructuring and other exit costs	$2,501	$(14)	$2,515	*

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

Content & Media Impairment of Goodwill, Intangible Assets and Long-Lived Assets

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Content & Media impairment of goodwill, intangible assets and long-lived assets	$55,440	$26,910	$28,530	106%

        Goodwill impairment charges totaling $55.4 million were recorded in the year ended December, 31, 2013 due to a material reduction in the fair value of the Classmates reporting unit. A goodwill and intangible asset impairment charge totaling $26.9 million was recorded in the year ended December, 31, 2012 due to a material reduction in the fair value of the MyPoints reporting unit. See "Critical Accounting Policies, Estimates and Assumptions—Impairment of Goodwill" for additional information.

Communications Segment Results

Communications Revenues

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages and ARPU)
Services	$68,599	$78,089	$(9,490)	(12)%
Products	3,537	3,011	526	17%
Advertising	28,722	24,342	4,380	18%

Total Communications Revenues	$100,858	$105,442	$(4,584)	(4)%

ARPU	$9.37	$8.90	$0.47	5%
Average number of dial-up Internet access pay accounts	307	418	(111)	(27)%

        The decrease in Communications services revenues was primarily due to a 27% decrease in our average number of dial-up Internet access pay accounts, partially offset by a 5% increase in ARPU as well as growth in mobile broadband pay accounts. The increase in ARPU was due to a higher percentage of mobile broadband subscribers, which have higher ARPUs, as well as an increase in mobile broadband ARPU for the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease in Communications services revenues was partially offset by a $4.4 million increase in Communications advertising revenues due to higher advertising rates driven by optimization of advertising inventory and stronger market demand and a $0.5 million increase in Communications products revenues related to the sale of mobile broadband devices and the related shipping and handling fees.

Communications Cost of Revenues

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Communications cost of revenues	$33,865	$33,883	$(18)	—%
Communications cost of revenues as a percentage of Communications revenues	33.6%	32.1%

        Communications cost of revenues remained relatively flat for the year ended December 31, 2013, compared to the year ended December 31, 2012. Communications cost of revenues remained relatively flat primarily due to a $2.9 million decrease in costs associated with our DSL service, a $1.7 million decrease in telecommunications, customer support and billing-related costs, a $0.8 million decrease in costs associated with our email, Internet security and web hosting services, and a $0.8 million decrease in telecommunications costs. These decreases were partially offset by a $5.3 million increase in costs associated with our mobile broadband service and a $0.3 million increase in costs associated with our Communications advertising revenues.

Communications Sales and Marketing

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Communications sales and marketing	$16,617	$18,188	$(1,571)	(9)%
Communications sales and marketing expenses as a percentage of Communications revenues	16.5%	17.2%

        The decrease in Communications sales and marketing expenses was due to a $1.0 million decrease in advertising, promotion, customer support and distribution costs primarily related to our dial-up Internet access services and a $0.8 million decrease in marketing costs associated with the promotion of our mobile broadband service, partially offset by a $0.2 million increase in personnel and overhead-related costs.

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

        The decrease in Communications general and administrative expenses was due to a $0.2 million decrease in bad debt expense and a $0.2 million decrease in personnel and overhead-related costs, partially offset by a $0.3 million increase in professional services and consulting fees.

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

Unallocated Corporate Expenses

Unallocated Corporate General and Administrative

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Unallocated corporate general and administrative	$36,382	$25,604	$10,778	42%

        The increase in unallocated corporate general and administrative expenses, excluding depreciation, amortization of intangible assets and restructuring and other exit costs, was primarily due to an $8.2 million increase in transaction-related costs and a $2.7 million increase in personnel and overhead-related costs primarily due to an increase in stock-based compensation, partially offset by a $0.2 million decrease in professional services and consulting fees.

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

Unallocated Corporate Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2013	2012	$	%
	(in thousands, except percentages)
Unallocated corporate restructuring and other exit costs	$—	$113	$(113)	(100)%

        Unallocated corporate restructuring and other exit costs for the year ended December 31, 2012 consisted of employee termination costs.

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

        The decrease in consolidated sales and marketing expenses was due to a $9.2 million decrease in sales and marketing expenses associated with our Content & Media segment and a $0.5 million decrease in depreciation expense, partially offset by an $8.2 million increase in sales and marketing expenses associated with our Communications segment.

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

General and Administrative

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
General and administrative	$59,886	$71,594	$(11,708)	(16)%
General and administrative expenses as a percentage of total segment general and administrative expenses:
Content & Media	66.3%	67.5%
Communications	33.7%	32.5%

        The decrease in consolidated general and administrative expenses was due to a $4.9 million decrease in general and administrative expenses associated with our Content & Media segment, a $4.3 million decrease in unallocated corporate general and administrative expenses, a $1.8 million decrease in general and administrative expenses associated with our Communications segment, and a $0.7 million decrease in depreciation expense.

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

Provision for Income Taxes

	Year Ended December 31,
	2012	2011
	(in thousands, except percentages)
Provision for income taxes	$943	$13,664
Effective income tax rate	(8.5)%	27.0%

        For the year ended December 31, 2012, we recorded a provision for income taxes totaling $0.9 million on a pre-tax loss totaling $11.1 million, compared to a provision for income taxes totaling $13.7 million on pre-tax income totaling $50.6 million for the year ended December 31, 2011. The change in the effective income tax rate was primarily due to the valuation allowance recorded against deferred tax assets and lower tax benefits related to uncertain tax positions recorded in the year ended December 31, 2012, compared to the year ended December 31, 2011.

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

Content & Media Cost of Revenues

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$35,922	$33,891	$2,031	6%
Content & Media cost of revenues as a percentage of Content & Media revenues	23.4%	18.3%

        The increase in Content & Media cost of revenues was due to a $5.3 million increase in costs associated with the sale of gift cards and third-party merchandise, as well as a $0.9 million increase in costs associated with the sale of yearbook reprints. These increases were partially offset by a $2.2 million decrease in costs associated with points earned by members of our loyalty marketing service, a $1.4 million decrease in credit card-related fees due to a decrease in pay accounts and a $0.6 million decrease in personnel and overhead-related costs.

Content & Media Sales and Marketing

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$49,839	$59,063	$(9,224)	(16)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	32.5%	31.8%

        The decrease in Content & Media sales and marketing expenses was due to $5.5 million in marketing costs related to television advertising supporting the launch of the nostalgic content website in the year ended December 31, 2011, a $4.3 million decrease in personnel and overhead-related costs and a $0.4 million decrease in costs to acquire new loyalty marketing members. These decreases were partially offset by a $1.0 million increase in costs to acquire new social networking members.

Content & Media Technology and Development

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media technology and development	$19,552	$21,530	$(1,978)	(9)%
Content & Media technology and development expenses as a percentage of Content & Media revenues	12.7%	11.6%

        The decrease in Content & Media technology and development expenses was the result of a decrease in personnel and overhead-related costs as a result of reduced headcount in 2012.

Content & Media General and Administrative

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media general and administrative	$21,128	$26,022	$(4,894)	(19)%
Content & Media general and administrative expenses as a percentage of Content & Media revenues	13.8%	14.0%

        The decrease in Content & Media general and administrative expenses was due to a $3.3 million decrease in reserves for legal settlement costs, a $2.3 million decrease in personnel and overhead-related costs and a $0.3 million decrease in bad debt expense. These decreases were partially offset by $0.5 million of transaction-related costs incurred in the year ended December 31, 2012 in connection with the schoolFeed acquisition and a $0.5 million increase in professional services and consulting fees.

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

Content & Media Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Content & Media restructuring and other exit costs	$(14)	$1,617	$(1,631)	(101)%

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

        The increase in Communications cost of revenues was due to $5.6 million of costs associated with the launch of our mobile broadband service in the first quarter of 2012 and a $1.2 million inventory markdown in the quarter ended December 31, 2012 related to the mobile broadband service devices. These increases were partially offset by a $2.5 million decrease in telecommunications, customer support and billing-related costs due to a decrease in dial-up Internet access accounts, a $1.5 million decrease in costs associated with our DSL service, a $0.9 million decrease in costs associated with our email, Internet security and web hosting services, a $0.8 million decrease in personnel and overhead-related costs, and a $0.8 million decrease in advertising costs.

Communications Sales and Marketing

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Communications sales and marketing	$18,188	$10,009	$8,179	82%
Communications sales and marketing expenses as a percentage of Communications revenues	17.2%	7.9%

        The increase in Communications sales and marketing expenses was attributable to $12.1 million in marketing costs associated with the promotion of our mobile broadband service in the year ended December 31, 2012. This increase was partially offset by a $2.4 million decrease in advertising, promotion and distribution costs primarily related to our dial-up Internet access services and a $1.5 million decrease in personnel and overhead-related costs.

Communications Technology and Development

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Communications technology and development	$7,532	$7,932	$(400)	(5)%
Communications technology and development expenses as a percentage of Communications revenues	7.1%	6.3%

        The decrease in Communications technology and development expenses was due to a decrease in personnel and overhead-related costs as a result of reduced headcount.

Communications General and Administrative

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Communications general and administrative	$10,718	$12,554	$(1,836)	(15)%
Communications general and administrative expenses as a percentage of Communications revenues	10.2%	9.9%

        The decrease in Communications general and administrative expenses was primarily due to a decrease in personnel and overhead-related costs as a result of reduced headcount.

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

Unallocated Corporate Expenses

Unallocated Corporate General and Administrative

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Unallocated corporate general and administrative	$25,604	$29,858	$(4,254)	(14)%

        The decrease in unallocated corporate general and administrative expenses, excluding depreciation and amortization of intangible assets, was primarily due to a $4.9 million decrease in personnel and overhead-related costs, partially offset by $0.7 million of transaction-related costs in connection with the exploration of strategic alternatives for our other businesses and potential monetization opportunities for our portfolio of patents and patent applications.

Unallocated Corporate Restructuring and Other Exit Costs

	Year Ended December 31,		Change
	2012	2011	$	%
	(in thousands, except percentages)
Unallocated corporate restructuring and other exit costs	$113	$1,786	$(1,673)	(94)%

        Unallocated corporate restructuring and other exit costs for the years ended December 31, 2012 and 2011 consisted of employee termination costs.

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

        Net cash provided by operating activities from continuing operations decreased by $5.6 million, or 20%. Net cash provided by operating activities is driven by our income (loss) from continuing operations adjusted for non-cash items and changes in working capital, including, but not limited to, depreciation and amortization, stock-based compensation, impairment of goodwill, intangible assets and long-lived assets, and deferred taxes. The decrease in net cash provided by operating activities was due to an $89.5 million increase in loss from continuing operations. This decrease was partially offset by a $68.5 million increase in non-cash items primarily related to a $42.1 million increase in deferred taxes, net, primarily related to the increase in valuation allowance and a $28.5 million increase in goodwill and intangible asset impairment charges, partially offset by a $4.3 million decrease in contingent consideration resulting from the fair value adjustment to the related contingent consideration. The decrease in net cash provided by operating activities was also impacted by a $15.3 million favorable change in working capital. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities from continuing operations decreased by $7.9 million, or 38%. The decrease was primarily due to $7.4 million of cash paid, net of cash acquired, for the acquisition of schoolFeed in 2012, a $0.8 million decrease in purchases of rights, content and intellectual property and a $0.7 million decrease in purchases of property and equipment.

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

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

        Net cash provided by operating activities from continuing operations decreased by $27.0 million, or 49%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. Net cash provided by operating activities is driven by our income (loss) from continuing operations adjusted for non-cash items and changes in working capital, including, but not limited to, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, impairment of goodwill, intangible assets and long-lived assets, and deferred taxes. The decrease in net cash provided by operating activities was due to a $48.9 million decrease in income from continuing operations. This decrease was partially offset by a $14.6 million increase in non-cash items, which consisted of a $26.9 million goodwill and intangible asset impairment charge related to our MyPoints reporting unit, partially offset by a $7.7 million decrease in deferred taxes, net, and a $4.5 million decrease in stock-based compensation. Additionally, net cash provided by operating activities was impacted by a $7.4 million favorable change in working capital. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

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

Contractual Obligations

        Contractual obligations at December 31, 2013 were as follows (in thousands):

	Total	Less than 1 Year	1 Year to Less than 3 Years	3 Years to Less than 5 Years	More than 5 Years
Member redemption liability	$20,927	$7,850	$6,999	$2,637	$3,441
Noncancelable operating leases	14,435	6,757	5,415	2,263	—
Purchase obligations	1,767	1,607	160	—	—
Other liabilities	6,190	6,180	6	4	—

Total	$43,319	$22,394	$12,580	$4,904	$3,441

        At December 31, 2013, we had liabilities for uncertain tax positions totaling $11.9 million, of which $6.2 million was included in other liabilities in the contractual obligations table above and, at December 31, 2013, was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For our Consolidated Financial Statements and Schedule II, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on March 13, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, respectively. Subsequent to those evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of the material weakness in our internal control over financial reporting described below.

Management's Report on Internal Control Over Financial Reporting (as restated)

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

        The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

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

        We concluded that there was a combination of deficiencies that constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        We have concluded that there is a material weakness in internal control over financial reporting, as we did not maintain effective controls over the accounting for income taxes and related disclosures. Specifically, management identified four deficiencies in internal control related to the accounting for income taxes, which individually were not determined to be material weaknesses; however, when considering these deficiencies in the aggregate, they constitute a material weakness. Management determined that these deficiencies related to the level of precision of management's review controls related to the provision for income taxes and reconciliation of tax-related balance sheet accounts. Management's review controls over the provision for income taxes, deferred taxes, income taxes payable, and liabilities for uncertain tax positions, as well as review controls related to the federal tax returns, specifically the review of the return-to-provision analysis, operated at a level of precision to prevent or detect potential material misstatements, but were not sufficient to prevent or detect individually immaterial errors that, when aggregated, could be material to the Company's financial reporting. Additionally, these control deficiencies could result in misstatements of income taxes and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these deficiencies constitute a material weakness.

        In Management's Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2013. Management has subsequently concluded that the material weakness described above existed as of December 31, 2013. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Accordingly, management has restated its report on internal control over financial reporting.

        The effectiveness of the Company's internal control over financial reporting at December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management's Remediation Plan

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

Changes in Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report:

  1.
  Consolidated Financial Statements:

    2.
    Financial Statement Schedules:

Page
Schedule II—Valuation and Qualifying Accounts	F-64

        All other schedules have been omitted because the information required to be set forth therein is not applicable, not required or is shown in the consolidated financial statements or notes related thereto.

    3.
    Exhibits:

  (b)
  Exhibits

        See the Exhibit Index following the signature page to this Amendment No. 1 to our Annual Report on Form 10-K/A for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

        The agreements included as exhibits to this Amendment No. 1 to our Annual Report on Form 10-K/A contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

        The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Amendment No. 1 to our Annual Report on Form 10-K/A not misleading.

        Additional information about the Company may be found elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K/A and in the Company's other public filings, which are available without charge through the SEC's website at www.sec.gov.

  (c)
  Financial Statement Schedules

        The financial statement schedules required by Regulation S-X and Item 8 of this Amendment No. 1 to our Annual Report on Form 10-K/A are listed in Item 15(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 4, 2014

UNITED ONLINE, INC.
By:	/s/ FRANCIS LOBO Francis Lobo President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Francis Lobo and Edward K. Zinser, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendment to this Amendment No. 1 to our Annual Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ FRANCIS LOBO Francis Lobo	President, Chief Executive Officer and Director (Principal Executive Officer and Director)	September 4, 2014
/s/ EDWARD K. ZINSER Edward K. Zinser	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 4, 2014
/s/ MICHELLE D. STALICK Michelle D. Stalick	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	September 4, 2014
* James T. Armstrong	Director
* Robert Berglass	Director

Signature		Title	Date

* Kenneth L. Coleman		Director
* Dennis Holt		Director
* Andrew D. Miller		Director
* Howard G. Phanstiel		Chairman and Director
* Carol A. Scott		Director
* by	/s/ FRANCIS LOBO Francis Lobo Attorney-in-Fact		September 4, 2014

EXHIBIT INDEX

        The agreements included as exhibits to this Amendment No. 1 to our Annual Report on Form 10-K/A contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

        The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Amendment No. 1 to our Annual Report on Form 10-K/A not misleading.

        Additional information about the Company may be found elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K/A and in the Company's other public filings, which are available without charge through the SEC's website at www.sec.gov.

Incorporated by Reference to
Filed with this Form 10-K/A
No.		Exhibit Description		Form	File No.	Date Filed
2.1		Separation and Distribution Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K	000-33367	11/6/2013
3.1		Amended and Restated Certificate of Incorporation (As Amended Effective October 31, 2013)		10-K	000-33367	3/13/2014
3.2		Amended and Restated Bylaws (As Amended Effective December 17, 2013)		10-K	000-33367	3/13/2014
10.1	*	Form of Indemnification Agreement		10-Q	000-33367	11/10/2008
10.2	*	2001 Stock Incentive Plan		10-Q	000-33367	8/9/2007
10.3	*	2010 Incentive Compensation Plan		10-Q	000-33367	8/6/2010
10.4	*	Amended and Restated 2010 Incentive Compensation Plan		10-Q	000-33367	8/5/2013
10.5	*	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	8/8/2005
10.6	*	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-K	000-33367	2/27/2009

Incorporated by Reference to
Filed with this Form 10-K/A
No.		Exhibit Description		Form	File No.	Date Filed
10.7	*	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-K	000-33367	2/27/2009
10.8	*	Form of Restricted Stock Unit Issuance Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	5/12/2008
10.9	*	Form of Option Agreement for 2001 Stock Incentive Plan		10-Q	000-33367	10/27/2004
10.10	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—initial grant)		10-K	000-33367	2/28/2011
10.11	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (non-employee directors—annual grant)		10-K	000-33367	2/28/2011
10.12	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (officers)		10-K	000-33367	2/28/2011
10.13	*	Form of Restricted Stock Unit Issuance Agreement for 2010 Incentive Compensation Plan (employees)		10-K	000-33367	2/28/2011
10.14	*	Form of Stock Option Agreement for 2010 Incentive Compensation Plan (officers version I)		10-K	000-33367	2/28/2011
10.15	*	Form of Stock Option Agreement for 2010 Incentive Compensation Plan (officers version II)		10-K	000-33367	2/28/2011
10.16	*	Form of Restricted Stock Unit Issuance Agreement for Amended and Restated 2010 Incentive Compensation Plan (officers version)		10-K	000-33367	3/13/2014
10.17	*	Form of Restricted Stock Unit Issuance Agreement for Amended and Restated 2010 Incentive Compensation Plan (employees)		10-K	000-33367	3/13/2014
10.18	*	Form of Stock Option Agreement for Amended and Restated 2010 Incentive Compensation Plan (officers version)		10-K	000-33367	3/13/2014
10.19	*	Form of Stock Option Agreement for Amended and Restated 2010 Incentive Compensation Plan (employees)		10-K	000-33367	3/13/2014
10.20	*	Amended and Restated United Online, Inc. Severance Benefit Plan		10-Q	000-33367	5/4/2012
10.21	*	Employment Agreement between the Registrant and Francis Lobo		10-K	000-33367	3/13/2014

Incorporated by Reference to
Filed with this Form 10-K/A
No.		Exhibit Description		Form	File No.	Date Filed
10.22	*	Employment Agreement between the Registrant and Gail Shulman		10-K	000-33367	3/13/2014
10.23	*	Employment Agreement between the Registrant and Robert J. Taragan		10-K	000-33367	2/28/2011
10.24	*	Amendment to Employment Agreement between the Registrant and Robert J. Taragan		8-K	000-33367	1/25/2013
10.25	*	Amendment No. 2 to Employment Agreement between the Registrant and Robert J. Taragan		8-K	000-33367	7/30/2013
10.26	*	Employment Agreement between Classmates, Inc. (f/k/a Classmates Online, Inc.) and Harold A. Zeitz		10-K	000-33367	2/28/2011
10.27	*	Amendment to Employment Agreement between Classmates, Inc. (f/k/a Classmates Online, Inc.) and Harold A. Zeitz		8-K	000-33367	1/25/2013
10.28	*	Amendment No. 2 to Employment Agreement between Classmates, Inc. (f/k/a Classmates Online, Inc.) and Harold A. Zeitz		10-K	000-33367	3/13/2014
10.29	*	Employment Agreement between the Registrant and Neil P. Edwards		10-Q	000-33367	11/7/2011
10.30	*	Amendment to Employment Agreement between the Registrant and Neil P. Edwards		8-K	000-33367	1/25/2013
10.31	*	Amendment No. 2 to Employment Agreement between the Registrant and Neil P. Edwards		8-K	000-33367	7/30/2013
10.32	*	Transition and Separation Agreement between the Registrant and Neil P. Edwards		10-K	000-33367	3/13/2014
10.33	*	Consulting Agreement between the Registrant and Neil P. Edwards		10-K	000-33367	3/13/2014
10.34	*	Employment Agreement between the Registrant and Charles B. Ammann		10-K	000-33367	2/28/2011
10.35	*	Amendment to Employment Agreement between the Registrant and Charles B. Ammann		10-K	000-33367	3/4/2013
10.36	*	Amendment No. 2 to Employment Agreement between the Registrant and Charles B. Ammann		8-K	000-33367	7/30/2013
10.37	*	Transition and Separation Agreement between the Registrant and Charles B. Ammann		10-K	000-33367	3/13/2014

Incorporated by Reference to
Filed with this Form 10-K/A
No.		Exhibit Description		Form	File No.	Date Filed
10.38	*	Consulting Agreement between the Registrant and Charles B. Ammann		10-K	000-33367	3/13/2014
10.39	*	Employment Agreement between the Registrant and Mark R. Goldston		10-K	000-33367	2/28/2011
10.40	*	Employment Agreement between the Registrant and Paul E. Jordan		10-K	000-33367	2/28/2011
10.41	*	Amendment to Employment Agreement between the Registrant and Paul E. Jordan		10-K	000-33367	3/4/2013
10.42	*	Amendment No. 2 to Employment Agreement between the Registrant and Paul E. Jordan		10-K	000-33367	3/13/2014
10.43	*	Post-Employment Consulting Agreement and General Release between the Registrant and Frederic A. Randall, Jr.		10-Q	000-33367	5/4/2012
10.44	*	Employment Agreement between FTD Group, Inc. and Robert S. Apatoff		10-K	000-33367	2/28/2011
10.45	*	Amendment to Employment Agreement between FTD Group, Inc. and Robert S. Apatoff		8-K	000-33367	1/25/2013
10.46	*	2013 Management Bonus Plan		10-K	000-33367	3/13/2014
10.47	*	Office Lease between LNR Warner Center, LLC and NetZero, Inc.		10-Q	000-33367	5/3/2004
10.48	*	Transition Services Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K		11/6/2013
10.49	*	Amendment No. 1 to Transition Services Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of January 2, 2014		10-K	000-33367	3/13/2014
10.50	*	Employee Matters Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K		11/6/2013
10.51	*	Tax Sharing Agreement by and between United Online, Inc. and FTD Companies, Inc., dated as of October 31, 2013		8-K		11/6/2013
21.1		List of Subsidiaries		10-K	000-33367	3/13/2014
23.1		Consent of Independent Registered Public Accounting Firm	X

Incorporated by Reference to
Filed with this Form 10-K/A
No.	Exhibit Description		Form	File No.	Date Filed
24.1	Power of Attorney (see signature page of this Amendment No. 1 to the Annual Report on Form 10-K/A)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X

UNITED ONLINE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of United Online, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of United Online, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the precision of management's review controls over the provision for income taxes and the reconciliation of tax-related balance sheet accounts existed as of that date. Accordingly, management's report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the precision of management's review controls over the provision for income taxes and the reconciliation of tax-related balance sheet accounts existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting, appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California

        March 12, 2014, except for the effects of the revision described in Note 1 to the consolidated financial statements and the matter described in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting as to which the date is September 4, 2014

UNITED ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$68,314	$69,097
Accounts receivable, net of allowance for doubtful accounts of $1,582 and $1,408 at December 31, 2013 and 2012, respectively	19,145	17,565
Inventories, net	7,537	8,119
Deferred tax assets, net	291	6,049
Other current assets	10,033	8,897
Assets of discontinued operations	—	113,136

Total current assets	105,320	222,863
Property and equipment, net	21,749	26,708
Deferred tax assets, net	1,742	34,329
Goodwill	63,035	118,056
Intangible assets, net	15,300	22,149
Other assets	1,156	1,266
Assets of discontinued operations	—	576,928

Total assets	$208,302	$1,002,299

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,641	$16,478
Accrued liabilities	25,420	27,423
Member redemption liability	7,850	8,867
Deferred revenue	38,149	42,148
Deferred tax liabilities, net	1,124	—
Liabilities of discontinued operations	—	100,298

Total current liabilities	85,184	195,214
Member redemption liability	13,077	13,708
Deferred revenue	1,764	1,993
Deferred tax liabilities, net	1,153	236
Other liabilities	6,102	10,902
Liabilities of discontinued operations	—	299,440

Total liabilities	107,280	521,493

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.0001 par value; 42,857 shares authorized; 13,746 and 13,013 shares issued and outstanding at December 31, 2013 and 2012, respectively	1	1
Additional paid-in capital	208,299	500,777
Accumulated other comprehensive loss	(2,275)	(22,968)
Retained earnings (accumulated deficit)	(105,003)	2,996

Total stockholders' equity	101,022	480,806

Total liabilities and stockholders' equity	$208,302	$1,002,299

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues	$233,614	$257,765	$310,959
Operating expenses:
Cost of revenues	75,480	78,229	75,177
Sales and marketing	57,066	67,488	69,158
Technology and development	31,708	32,944	35,397
General and administrative	67,049	59,886	71,594
Amortization of intangible assets	5,433	4,950	5,266
Contingent consideration—fair value adjustment	(5,124)	(836)	—
Restructuring and other exit costs	2,501	91	4,802
Impairment of goodwill, intangible assets and long-lived assets	55,440	26,910	—

Total operating expenses	289,553	269,662	261,394

Operating income (loss)	(55,939)	(11,897)	49,565
Interest income	261	559	284
Interest expense	(12)	—	(176)
Other income, net	215	258	901

Income (loss) before income taxes	(55,475)	(11,080)	50,574
Provision for income taxes	46,011	943	13,664

Income (loss) from continuing operations	(101,486)	(12,023)	36,910
Income from discontinued operations, net of tax (see Note 15)	13,211	24,239	15,889

Net income (loss)	$(88,275)	$12,216	$52,799

Income allocated to participating securities	(1,195)	(1,225)	(2,039)

Net income (loss) attributable to common stockholders	$(89,470)	$10,991	$50,760

Basic net income (loss) per common share:
Continuing operations	$(7.74)	$(1.03)	$2.76
Discontinued operations	0.99	1.88	1.26

Basic net income (loss) per common share	$(6.75)	$0.85	$4.02

Shares used to calculate basic net income (loss) per common share	13,261	12,924	12,640

Diluted net income (loss) per common share:
Continuing operations	$(7.74)	$(1.03)	$2.75
Discontinued operations	0.99	1.88	1.26

Diluted net income (loss) per common share	$(6.75)	$0.85	$4.01

Shares used to calculate diluted net income (loss) per common share	13,261	12,924	12,662

Dividends paid per common share	$2.25	$2.80	$2.80

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(88,275)	$12,216	$52,799
Other comprehensive income (loss):
Cash flow hedges:
Changes in net gains (losses) on derivatives, net of tax provision (benefit) of $8, $(560) and $(71) for the years ended December 31, 2013, 2012 and 2011, respectively	13	(872)	(117)
Derivative settlement losses reclassified into earnings, net of tax benefit of $126 and $108 for the years ended December 31, 2013 and 2012, respectively	205	176	—
Other hedges:
Changes in net gains (losses) on derivatives, net of tax provision (benefit) of $39, $(74) and $79 for the years ended December 31, 2013, 2012 and 2011, respectively	62	(115)	128
Foreign currency translation.	(2,402)	6,200	(1,601)

Other comprehensive income (loss)	(2,122)	5,389	(1,590)

Comprehensive income (loss)	$(90,397)	$17,605	$51,209

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital			Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2010	12,392	$1	$493,395	$(26,767)	$(6,140)	$460,489
Exercises of stock options	3	—	37	—	—	37
Issuance of common stock through employee stock purchase plans	118	—	3,907	—	—	3,907
Vesting of restricted stock units	262	—	—	—	—	—
Repurchases of common stock	—	—	(7,743)	—	—	(7,743)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(9,141)	—	(27,792)	(36,933)
Change in dividend equivalents payable on restricted stock units	—	—	174	—	—	174
Stock-based compensation	—	—	17,213	—	—	17,213
Tax shortfalls from equity awards	—	—	(966)	—	—	(966)
Other comprehensive loss	—	—	—	(1,590)	—	(1,590)
Net income	—	—	—	—	52,799	52,799

Balance at December 31, 2011	12,775	1	496,876	(28,357)	18,867	487,387
Exercises of stock options	—	—	5	—	—	5
Issuance of common stock through employee stock purchase plan	107	—	3,008	—	—	3,008
Vesting of restricted stock units	131	—	—	—	—	—
Repurchases of common stock	—	—	(2,623)	—	—	(2,623)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(9,441)	—	(28,087)	(37,528)
Stock-based compensation	—	—	13,308	—	—	13,308
Tax shortfalls from equity awards	—	—	(356)	—	—	(356)
Other comprehensive income	—	—	—	5,389	—	5,389
Net income	—	—	—	—	12,216	12,216

Balance at December 31, 2012	13,013	1	500,777	(22,968)	2,996	480,806
Exercises of stock options	271	—	5,124	—	—	5,124
Issuance of common stock through employee stock purchase plan	229	—	2,997	—	—	2,997
Vesting of restricted stock units	233	—	—	—	—	—
Repurchases of common stock	—	—	(4,290)	—	—	(4,290)
Dividends and dividend equivalents paid on shares outstanding and restricted stock units	—	—	(11,258)	—	(19,724)	(30,982)
Stock-based compensation	—	—	13,569	—	—	13,569
Tax benefits from equity awards	—	—	1,526	—	—	1,526
Other comprehensive loss	—	—	—	(2,122)	—	(2,122)
Spin off of FTD Companies, Inc.	—	—	(300,146)	22,815	—	(277,331)
Net loss	—	—	—	—	(88,275)	(88,275)

Balance at December 31, 2013	13,746	$1	$208,299	$(2,275)	$(105,003)	$101,022

The accompanying notes are an integral part of these consolidated financial statements.

UNITED ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(88,275)	$12,216	$52,799
Less: Income from discontinued operations, net of tax	13,211	24,239	15,889

Income (loss) from continuing operations	(101,486)	(12,023)	36,910
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	22,718	22,304	23,339
Stock-based compensation	10,440	8,854	13,334
Provision for doubtful accounts receivable	357	158	656
Contingent consideration—fair value adjustment	(5,124)	(836)	—
Impairment of goodwill, intangible assets and long-lived assets	55,440	26,910	—
Deferred taxes, net	38,695	(3,396)	4,301
Tax benefits (shortfalls) from equity awards	1,563	(64)	(824)
Excess tax benefits from equity awards	(1,144)	(10)	(220)
Other, net	482	1,015	(265)
Changes in operating assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivable, net	(1,898)	986	4,074
Inventories, net	(43)	(5,835)	(80)
Other assets	5,577	8,875	257
Accounts payable and accrued liabilities	2,924	(3,276)	(1,070)
Member redemption liability	(1,648)	(881)	(2,314)
Deferred revenue	(4,808)	(10,056)	(17,909)
Other liabilities	316	(4,731)	(5,228)

Net cash provided by operating activities from continuing operations	22,361	27,994	54,961

Cash flows from investing activities:
Purchases of property and equipment	(10,656)	(11,385)	(16,489)
Purchases of rights, content and intellectual property	(1,289)	(2,120)	(3,313)
Cash paid for acquisitions, net of cash acquired	(750)	(7,441)	—
Purchases of investments	(155)	(56)	—
Proceeds from sales of investments	87	440	236
Proceeds from sales of assets, net	67	—	221

Net cash used for investing activities from continuing operations	(12,696)	(20,562)	(19,345)

Cash flows from financing activities:
Proceeds from exercises of stock options	5,124	5	37
Proceeds from employee stock purchase plans	2,997	3,008	3,907
Repurchases of common stock	(4,290)	(2,623)	(7,743)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	(30,982)	(37,528)	(37,213)
Excess tax benefits from equity awards	1,144	10	220
Cash paid for contingent consideration	(3,437)	—	—

Net cash used for financing activities from continuing operations	(29,444)	(37,128)	(40,792)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(290)	1,038	(1,885)
Net cash provided by (used for) discontinued operations:
Operating activities	14,484	57,166	56,157
Investing activities	(8,999)	(10,509)	(7,896)
Financing activities	(30,054)	(17,659)	(5,359)
Effect of a change in cash and cash equivalents of discontinued operations	43,855	(20,290)	(15,183)

Net cash from discontinued operations	19,286	8,708	27,719

Change in cash and cash equivalents	(783)	(19,950)	20,658
Cash and cash equivalents, beginning of period	69,097	89,047	68,389

Cash and cash equivalents, end of period	$68,314	$69,097	$89,047

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        Cost of Revenues—Cost of revenues primarily includes product costs; shipping and delivery costs; printing and postage costs; costs of points earned by members of the Company's loyalty marketing service; telecommunications and data center costs; depreciation of network computers and equipment; license fees; costs related to providing customer support; costs related to customer billing and billing support for the Company's pay accounts; domain name registration fees; and personnel and overhead-related costs associated with operating the Company's networks and data centers.

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

        Software Development Costs—The Company accounts for costs incurred to develop software for internal use in accordance with ASC 350, which requires such costs be capitalized and amortized over the estimated useful life of the software. The Company capitalizes costs associated with customized internal- use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. The Company capitalized costs associated with internal-use software totaling $5.6 million and $7.0 million in the years ended December 31, 2013 and 2012, respectively, which are being depreciated on a straight-line basis over each project's estimated useful life, which is generally three years. Capitalized internal-use software is

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        Restructuring and Other Exit Costs—Restructuring and other exit costs consist of costs associated with the realignment and reorganization of the Company's operations and other employee termination events. Restructuring and other exit costs include employee termination costs, facility closure and relocation costs, and contract termination costs. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12- month period. The Company records restructuring and other exit costs liabilities in accrued liabilities in the consolidated balance sheets.

        Stock-Based Compensation—The Company follows the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including restricted stock units, stock awards, stock options, and employee stock purchases. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option-pricing model. The Company values its restricted stock units based on the grant-date closing price of the Company's common stock. The Company uses the Black-Scholes option-pricing model for valuing stock options. The Company's assumptions about stock price volatility are based on the Company's historical volatility for periods approximating the expected life of options granted. The expected term was estimated using the simplified method because the Company does not have adequate historical data to estimate expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on a straight-line basis in the Company's consolidated statements of operations. ASC 718 also requires forfeitures to be estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. The Company uses the "with and without" approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from share-based payment awards in additional paid- in capital in the consolidated balance sheets if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company accounts for the indirect effects of share-based payment awards on other tax attributes in the consolidated statements of operations.

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        Comprehensive Income—The Company follows the provisions of ASC 220, Comprehensive Income, which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non- owner sources. For the Company, comprehensive income primarily consists of its reported net income, changes in unrealized gains or losses on derivatives, net of tax, and foreign currency translation.

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

        In connection with the FTD Spin-Off Transaction, the Company entered into a Tax Sharing Agreement with FTD. The Tax Sharing Agreement generally will govern the Company's and FTD's respective rights, responsibilities, and obligations after the consummation of the FTD Spin-Off Transaction with respect to taxes, including ordinary course of business taxes and taxes, if any, incurred as a result of any failure of the distribution to qualify as tax- free for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"), including as a result of Section 355(e) of the Code. Under the Tax Sharing Agreement, with certain exceptions, FTD generally will be responsible for the payment of all income and non-income taxes attributable to its operations or the operations of its subsidiaries, and FTD will indemnify the Company for these taxes. With certain exceptions, the Company generally will be responsible for the payment of all other income and non-income taxes, including consolidated U.S. federal income taxes of the United Online tax reporting group for which FTD is severally liable, and the Company will indemnify FTD for these taxes. The Company and FTD generally will be jointly responsible for any taxes that arise from the failure of the FTD Spin-Off Transaction to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Code, if such failure is for any reason for which neither the Company nor FTD is responsible.

        Earnings Per Share—The Company computes earnings per share in accordance with ASC 260, Earnings Per Share. ASC 260 provides that unvested share-based payment awards that contain

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Certain of the Company's restricted stock units are considered participating securities because they contain non- forfeitable rights to dividends irrespective of whether the awards ultimately vest.

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

        Revision of Previously-Issued Financial Statements—In connection with the preparation of the Company's provision for income taxes for the quarter ended June 30, 2014, the Company determined that the accounting for income taxes in the prior periods needs to be revised. In addition, the revisions in the accounting for income taxes also contributed to an increase to the goodwill impairment charge recorded by its Classmates reporting unit during the quarter ended September 30, 2013. Additionally, the Company revised the current and noncurrent portions of the member redemption liability at December 31, 2013 to correct for a prior-period misclassification. The Company evaluated the cumulative impact of these items, together with other previously-identified uncorrected errors, on prior periods under the guidance in ASC 250-10 relating to SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, and concluded that the errors were not considered to be material, individually or in the aggregate, to any previously-issued quarterly or annual financial statements. The Company also evaluated the impact of correcting these items through an adjustment to its financial statements for the quarter ended June 30, 2014 and concluded, based on the guidance within ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise its previously-issued financial statements to reflect the impact of these corrections because the cumulative amount of such corrections is expected to be material to the year ending December 31, 2014. The Company's prior-period financial statements have been revised in connection with the filing of this Amendment No. 1 to the Company's Annual Report on Form 10-K/A.

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

	December 31, 2013
	As Reported	Revision Adjustments	As Revised
Consolidated balance sheet data:
Other current assets	$10,398	(365)	$10,033
Total current assets	$105,685	(365)	$105,320
Property and equipment, net	$21,901	(152)	$21,749
Goodwill	$65,577	(2,542)	$63,035
Total assets	$211,360	(3,058)	$208,302
Accrued liabilities	$23,357	2,063	$25,420
Member redemption liability, current	$14,738	(6,888)	$7,850
Deferred tax liabilities, net, current	$671	453	$1,124
Total current liabilities	$89,556	(4,372)	$85,184
Member redemption liability, noncurrent	$6,189	6,888	$13,077
Deferred tax liabilities, net, noncurrent	$1,606	(453)	$1,153
Other liabilities	$5,671	431	$6,102
Total liabilities	$104,786	2,494	$107,280
Additional paid-in capital	$207,009	1,290	$208,299
Accumulated deficit	$(98,160)	(6,843)	$(105,003)
Total stockholders' equity	$106,574	(5,552)	$101,022
Total liabilities and stockholders' equity	$211,360	(3,058)	$208,302

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

	December 31, 2012
	As Reported	Revision Adjustments	As Revised
Consolidated balance sheet data:
Deferred tax assets, net, current	$6,397	(348)	$6,049
Other current assets	$9,163	(266)	$8,897
Total current assets	$223,477	(614)	$222,863
Deferred tax assets, net, noncurrent	$31,059	3,270	$34,329
Assets of discontinued operations, noncurrent	$571,763	5,165	$576,928
Total assets	$994,477	7,822	$1,002,299
Accounts payable	$17,178	(700)	$16,478
Accrued liabilities	$24,963	2,460	$27,423
Member redemption liability, current	$18,033	(9,166)	$8,867
Liabilities of discontinued operations, current	$99,916	382	$100,298
Total current liabilities	$202,238	(7,024)	$195,214
Member redemption liability, noncurrent	$4,542	9,166	$13,708
Deferred tax liabilities, net, noncurrent	$403	(167)	$236
Other liabilities	$10,775	127	$10,902
Total liabilities	$519,391	2,102	$521,493
Accumulated other comprehensive loss	$(28,133)	5,165	$(22,968)
Retained earnings	$2,441	555	$2,996
Total stockholders' equity	$475,086	5,720	$480,806
Total liabilities and stockholders' equity	$994,477	7,822	$1,002,299

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

	Year Ended December 31, 2013
	As Reported	Revision Adjustments	As Revised
Consolidated statements of operations data:
Technology and development	$31,555	153	$31,708
General and administrative	$66,347	702	$67,049
Impairment of goodwill, intangible assets and long-lived assets	$52,899	2,541	$55,440
Total operating expenses	$286,157	3,396	$289,553
Operating loss	$(52,543)	(3,396)	$(55,939)
Interest income	$225	36	$261
Other income	$251	(36)	$215
Loss before income taxes	$(52,079)	(3,396)	$(55,475)
Provision for income taxes	$42,917	3,094	$46,011
Loss from continuing operations	$(94,996)	(6,490)	$(101,486)
Income from discontinued operations, net of tax	$12,829	382	$13,211
Net loss	$(82,167)	(6,108)	$(88,275)
Net loss attributable to common stockholders	$(83,362)	(6,108)	$(89,470)
Basic net income (loss) per common share:
Continuing operations	$(7.25)	(0.49)	$(7.74)
Discontinued operations	0.96	0.03	0.99

Basic net income (loss) per common share	$(6.29)	(0.46)	$(6.75)

Diluted net income (loss) per common share:
Continuing operations	$(7.25)	(0.49)	$(7.74)
Discontinued operations	0.96	0.03	0.99

Diluted net income (loss) per common share	$(6.29)	(0.46)	$(6.75)

Consolidated statements of comprehensive income data:
Net loss	$(82,167)	(6,108)	$(88,275)
Foreign currency translation	$2,762	(5,164)	$(2,402)
Other comprehensive income (loss)	$3,042	(5,164)	$(2,122)
Comprehensive loss	$(79,125)	(11,272)	$(90,397)
Consolidated statement of cash flows data:
Net loss	$(82,167)	(6,108)	$(88,275)
Income from discontinued operations, net of tax	$12,829	382	$13,211
Loss from continuing operations	$(94,996)	(6,490)	$(101,486)
Depreciation and amortization	$22,565	153	$22,718
Impairment of goodwill, intangible assets and long-lived assets	$52,899	2,541	$55,440
Deferred taxes, net	$35,607	3,088	$38,695
Other assets	$5,476	101	$5,577
Accounts payable and accrued liabilities	$2,619	305	$2,924
Other liabilities	$15	301	$316

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

	Year Ended December 31, 2012
	As Reported	Revision Adjustments	As Revised
Consolidated statements of operations data:
General and administrative	$59,760	126	$59,886
Total operating expenses	$269,536	126	$269,662
Operating loss	$(11,771)	(126)	$(11,897)
Loss before income taxes	$(10,954)	(126)	$(11,080)
Provision for income taxes	$747	196	$943
Loss from continuing operations	$(11,701)	(322)	$(12,023)
Income from discontinued operations, net of tax	$24,505	(266)	$24,239
Net income	$12,804	(588)	$12,216
Net income attributable to common stockholders	$11,579	(588)	$10,991
Basic net income (loss) per common share:
Continuing operations	$(1.00)	(0.03)	$(1.03)
Discontinued operations	1.90	(0.02)	1.88

Basic net income (loss) per common share	$0.90	(0.05)	$0.85

Diluted net income (loss) per common share:
Continuing operations	$(1.00)	(0.03)	$(1.03)
Discontinued operations	1.90	(0.02)	1.88

Diluted net income (loss) per common share	$0.90	(0.05)	$0.85

Consolidated statements of comprehensive income data:
Net income	$12,804	(588)	$12,216
Foreign currency translation	$8,071	(1,871)	$6,200
Other comprehensive income	$7,260	(1,871)	$5,389
Comprehensive income	$20,064	(2,459)	$17,605
Consolidated statement of cash flows data:
Net income	$12,804	(588)	$12,216
Income from discontinued operations, net of tax	$24,505	(266)	$24,239
Loss from continuing operations	$(11,701)	(322)	$(12,023)
Deferred taxes, net	$(2,132)	(1,264)	$(3,396)
Other assets	$8,394	481	$8,875
Accounts payable and accrued liabilities	$(5,863)	2,587	$(3,276)
Other liabilities	$(3,249)	(1,482)	$(4,731)

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

	Year Ended December 31, 2011
	As Reported	Revision Adjustments	As Revised
Consolidated statements of operations data:
Provision for income taxes	$14,912	(1,248)	$13,664
Income from continuing operations	$35,662	1,248	$36,910
Income from discontinued operations, net of tax	$16,007	(118)	$15,889
Net income	$51,669	1,130	$52,799
Income allocated to participating securities	$(1,990)	(49)	$(2,039)
Net income attributable to common stockholders	$49,679	1,081	$50,760
Basic net income per common share:
Continuing operations	$2.66	0.10	$2.76
Discontinued operations	1.27	(0.01)	1.26

Basic net income per common share	$3.93	0.09	$4.02

Diluted net income per common share:
Continuing operations	$2.66	0.09	$2.75
Discontinued operations	1.26	—	1.26

Diluted net income per common share	$3.92	0.09	$4.01

Consolidated statements of comprehensive income data:
Net income	$51,669	1,130	$52,799
Foreign currency translation	$(1,776)	175	$(1,601)
Other comprehensive loss	$(1,765)	175	$(1,590)
Comprehensive income	$49,904	1,305	$51,209
Consolidated statement of cash flows data:
Net income	$51,669	1,130	$52,799
Income from discontinued operations, net of tax	$16,007	(118)	$15,889
Income from continuing operations	$35,662	1,248	$36,910
Deferred taxes, net	$6,096	(1,795)	$4,301
Other assets	$192	65	$257
Other liabilities	$(5,711)	483	$(5,228)

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

2. SEGMENT INFORMATION

        Segment revenues and segment income from operations were as follows (in thousands):

	Year Ended December 31, 2013
	Content & Media	Communications	Total
Services	$82,591	$68,599	$151,190
Products	3,136	3,537	6,673
Advertising and other	48,120	28,722	76,842

Total segment revenues	$133,847	$100,858	$234,705

Segment income (loss) from operations	$(29,365)	$32,381	$3,016

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

	Year Ended December 31, 2012
	Content & Media	Communications	Total
Services	$95,119	$78,089	$173,208
Products	3,646	3,011	6,657
Advertising and other	54,731	24,342	79,073

Total segment revenues	$153,496	$105,442	$258,938

Segment income from operations	$995	$35,129	$36,124

	Year Ended December 31, 2011
	Content & Media	Communications	Total
Services	$123,992	$100,770	$224,762
Products	1,155	—	1,155
Advertising and other	60,328	25,762	86,090

Total segment revenues	$185,475	$126,532	$312,007

Segment income from operations	$43,352	$61,196	$104,548

        A reconciliation of segment revenues to consolidated revenues was as follows for each period presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Segment revenues:
Content & Media	$133,847	$153,496	$185,475
Communications	100,858	105,442	126,532

Total segment revenues	234,705	258,938	312,007
Corporate	145	—	—
Intersegment eliminations	(1,236)	(1,173)	(1,048)

Consolidated revenues	$233,614	$257,765	$310,959

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows for each period presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Segment operating expenses:
Content & Media	$163,212	$152,501	$142,123
Communications	68,477	70,313	65,336

Total segment operating expenses	231,689	222,814	207,459
Depreciation	14,164	15,802	17,019
Amortization of intangible assets	8,554	6,502	6,320
Unallocated corporate expenses	36,382	25,717	31,644
Intersegment eliminations	(1,236)	(1,173)	(1,048)

Consolidated operating expenses	$289,553	$269,662	$261,394

        A reconciliation of segment income (loss) from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income (loss) was as follows for each period presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Segment income (loss) from operations:
Content & Media	$(29,365)	$995	$43,352
Communications	32,381	35,129	61,196

Total segment income from operations	3,016	36,124	104,548
Corporate revenue	145	—	—
Depreciation	(14,164)	(15,802)	(17,019)
Amortization of intangible assets	(8,554)	(6,502)	(6,320)
Unallocated corporate expenses	(36,382)	(25,717)	(31,644)

Consolidated operating income (loss)	$(55,939)	$(11,897)	$49,565

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	December 31,
	2013	2012
United States	$19,492	$24,935
Europe	3,181	2,718
India	232	321

Total long-lived assets	$22,905	$27,974

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Inventories

        Inventories consisted of the following (in thousands):

	December 31,
	2013	2012
Work-in-process	$2,096	$—
Finished goods	5,441	8,119

Total	$7,537	$8,119

Other Current Assets

        Other current assets consisted of the following (in thousands):

	December 31,
	2013	2012
Prepaid expenses	$5,442	$4,245
Prepaid insurance	1,537	1,054
Income taxes receivable	399	—
Other	2,655	3,598

Total	$10,033	$8,897

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Computer software and equipment	$136,029	$136,247
Furniture and fixtures	11,247	11,300

	147,276	147,547
Less: accumulated depreciation and amortization	(125,527)	(120,839)

Total	$21,749	$26,708

        Depreciation expense, including the amortization of leasehold improvements, for the years ended December 31, 2013, 2012 and 2011 was $14.2 million, $15.8 million and $17.0 million, respectively.

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Employee compensation and related liabilities	$15,246	$15,388
Income taxes payable	5,210	2,932
Reserve for legal settlement	1,467	700
Non-income taxes payable	1,161	2,671
Accrued restructuring and other exit costs	235	68
Customer deposits	207	171
Contingent consideration	—	3,899
Other	1,894	1,594

Total	$25,420	$27,423

Other Liabilities

        Other liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Income taxes payable	$5,367	$4,894
Contingent consideration	—	4,662
Other	735	1,346

Total	$6,102	$10,902

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the years ended December 31, 2012 and 2013 were as follows (in thousands):

	Content & Media	Communications	Total
Balance at December 31, 2011:
Goodwill (excluding impairment charges)	$124,712	$13,227	$137,939
Accumulated impairment charges	—	(5,738)	(5,738)

Goodwill at December 31, 2011	124,712	7,489	132,201
Acquisition of schoolFeed, Inc.	12,457	—	12,457
Impairment charge	(26,606)	—	(26,606)
Foreign currency translation	4	—	4

Balance at December 31, 2012:
Goodwill (excluding impairment charges)	137,173	13,227	150,400
Accumulated impairment charges	(26,606)	(5,738)	(32,344)

Goodwill at December 31, 2012	110,567	7,489	118,056

Acquisition of the Yearbook App	413	—	413
Impairment charge	(55,440)	—	(55,440)
Foreign currency translation	6	—	6

Balance at December 31, 2013:
Goodwill (excluding impairment charges)	137,592	13,227	150,819
Accumulated impairment charges	(82,046)	(5,738)	(87,784)

Goodwill at December 31, 2013	$55,546	$7,489	$63,035

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

        During the quarter ended September 30, 2013, due to a decline in internal financial projections, the Company performed an interim quantitative goodwill assessment for its Classmates reporting unit. Due to the complexity and the effort required to estimate the fair value of the Classmates reporting unit in step one of the impairment test and to estimate the fair value of all assets and liabilities of the Classmates reporting unit in step two of the test, the fair value estimates were derived based on preliminary assumptions and analysis that are subject to change. Based on the Company's preliminary analysis, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the Classmates reporting unit. As a result, the Company recorded its best estimate of $52.8 million for the goodwill impairment charge during the quarter ended September 30, 2013. The Company recorded an adjustment of $2.7 million to the estimated impairment charge during the quarter ended December 31, 2013, for a total impairment charge of $55.4 million for the year ended December 31, 2013. The impairment charge was included in impairment of goodwill, intangible assets and long-lived assets in the consolidated statements of operations.

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

        Estimated future intangible asset amortization expense at December 31, 2013 was as follows (in thousands):

		Year Ending December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
Estimated amortization of intangible assets	$15,300	$6,211	$3,105	$2,839	$1,856	$789	$500

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

		Losses Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
		Year Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	Location	2013	2012	2011
Forward foreign currency exchange contracts	Technology and	$323	$267	$—
	development expenses

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

Classmates Goodwill

        During the quarter ended September 30, 2013, the Company recorded a preliminary goodwill impairment charge related to the Classmates reporting unit totaling $52.8 million. The Company recorded an additional $2.7 million goodwill impairment charge related to the Classmates reporting

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

unit during the quarter ended December 31, 2013. Accordingly, such goodwill was required to be measured at fair value on a non-recurring basis and, at December 31, 2013, the estimated fair value was as follows (in thousands):

Estimated Fair Value
Description	Total (Level 3)
Assets:
Classmates reporting unit goodwill	$33,032

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY (Continued)

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	Gains (Losses) on Cash Flow Hedging Instruments, Net of Tax	Gains on Other Hedging Instruments, Net of Tax	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$—	$—	$(26,767)	$(26,767)
Other comprehensive loss	(117)	128	(1,601)	(1,590)

Balance at December 31, 2011	(117)	128	(28,368)	(28,357)
Other comprehensive loss before reclassifications	(872)	(115)	6,200	5,213
Amounts reclassified from accumulated other comprehensive loss	176	—	—	176

Other comprehensive income	(696)	(115)	6,200	5,389

Balance at December 31, 2012	(813)	13	(22,168)	(22,968)
Other comprehensive loss before reclassifications	13	62	(2,402)	(2,327)
Amounts reclassified from accumulated other comprehensive loss	205	—	—	205

Other comprehensive loss	218	62	(2,402)	(2,122)

FTD Spin-Off Transaction	602	(75)	22,288	22,815

Balance at December 31, 2013	$7	$—	$(2,282)	$(2,275)

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

Recent Awards

        On March 6, 2014, the Compensation Committee of the Board of Directors of United Online, Inc. approved stock option grants to the Company's executive officers totaling 0.4 million shares. Each stock option entitles the recipient to receive one share of common stock upon exercise of the vested award and payment of the exercise price. The stock options will vest as to one- third of the total number of options awarded on the first anniversary of February 15, 2014 and monthly thereafter for 24 consecutive months.

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

        The assumptions presented in the table above represent the weighted average of the applicable assumptions used to value employee stock purchase plan shares. The Company calculates expected volatility based on historical volatility of United Online, Inc.'s common stock. The expected term represents the amount of time remaining in the 24-month offering period. The risk-free interest rate assumed in valuing the employee stock purchase plan shares is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term. The Company determines the expected dividend

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

yield percentage by dividing the expected annual dividend by the closing market price of United Online, Inc.'s common stock at the date of grant. At December 31, 2013, total unrecognized compensation cost related to the 2010 Employee Stock Purchase Plan was $1.0 million and was expected to be recognized over a weighted- average period of 0.7 years.

9. INCOME TAXES

        Income (loss) from continuing operations before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$(70,064)	$(27,353)	$30,020
Foreign	14,589	16,273	20,554

Income (loss) from continuing operations before income taxes	$(55,475)	$(11,080)	$50,574

        The provision for income taxes from continuing operations was comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$2,072	$(1,311)	$8,280
State	1,098	584	(5,673)
Foreign	4,197	5,429	6,229

	7,367	4,702	8,836

Deferred:
Federal	39,495	(2,553)	4,554
State	483	(721)	3,570
Foreign	(1,334)	(485)	(3,296)

	38,644	(3,759)	4,828

Provision for income taxes from continuing operations	$46,011	$943	$13,664

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The provision for income taxes from continuing operations reconciled to the amount computed by applying the statutory federal rate to income (loss) from continuing operations before taxes is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	34.0%	34.0%	35.0%
State taxes, net	0.4	3.2	1.7
Nondeductible compensation	0.6	(10.7)	3.6
Deferred tax adjustment—U.K. statutory rate reduction	2.6	9.3	(2.2)
Deferred tax adjustment—federal and state rate reduction	(1.7)	—	—
Effects of foreign income	1.2	1.9	(2.0)
Foreign distribution	(7.5)	(43.8)	11.5
Foreign tax credit	9.5	40.6	(10.7)
Changes in uncertain tax positions	(1.1)	2.6	(7.3)
Tax effect of goodwill impairment	(34.0)	—	—
Contingent consideration—fair value adjustment	3.3	2.7	—
Valuation allowance	(89.8)	(41.5)	(3.2)
Other differences, net	(0.4)	(6.8)	0.6

Effective tax rate	(82.9)%	(8.5)%	27.0%

        The significant components of net deferred tax balances were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss and tax credit carryforwards	$36,850	$43,535
Stock-based compensation	2,271	3,039
Amortization of acquired intangible assets	984	264
Member redemption liability	4,768	—
Other, net	4,745	3,873

Total gross deferred tax assets	49,618	50,711
Less: valuation allowance	(46,988)	(6,294)

Total deferred tax assets after valuation allowance	2,630	44,417

Deferred tax liabilities:
Depreciation and amortization	(2,874)	(4,275)

Total deferred tax liabilities	(2,874)	(4,275)

Net deferred tax assets (liabilities)	$(244)	$40,142

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

	December 31,
	2013	2012
Current deferred tax assets, net	$291	$6,049
Non-current deferred tax assets, net	1,742	34,329
Current deferred tax liabilities, net	(1,124)	—
Non-current deferred tax liabilities, net	(1,153)	(236)

Net deferred tax assets (liabilities)	$(244)	$40,142

        Subsequent to the FTD Spin-Off Transaction in the quarter ended December 31, 2013, the Company performed an extensive evaluation in connection with the need for a valuation allowance against its net deferred tax assets, excluding indefinite-lived assets. In its evaluation of positive and negative evidence, the Company has determined that the negative evidence was more persuasive, which has led the Company to record a full valuation allowance against its domestic net deferred tax assets, excluding indefinite-lived assets. The Company had a valuation allowance totaling $47.0 million and $6.3 million at December 31, 2013 and 2012, respectively, to reduce deferred tax assets to an amount that is more likely than not to be realized in future periods. The valuation allowance relates to domestic deferred tax assets, including federal and state net operating loss carryforwards, member redemption liability and foreign tax credit carryforwards.

        At December 31, 2013 and 2012, the Company had gross unrecognized tax benefits totaling $9.0 million and $4.2 million, respectively, of which $9.0 million and $3.6 million, respectively, would have an impact on the Company's effective income tax rate, if recognized. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (before federal impact of state items), excluding interest and penalties, was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$4,218	$4,724	$8,662
Additions for current year tax positions	324	263	965
Reductions for current year tax positions	(268)	(81)	(28)
Additions for prior year tax positions	5,565	625	527
Reductions for prior year tax positions	(440)	—	—
Reductions related to settlements with taxing authorities	(286)	(470)	(5,299)
Reductions due to lapse in statutes of limitations	(76)	(843)	(103)

Ending balance	$9,037	$4,218	$4,724

        The Company files income tax returns in the U.S., various state and local jurisdictions, Germany, and certain other foreign jurisdictions. The Company is currently under audit by the Internal Revenue Service ("IRS"), certain state and local, and foreign tax authorities. The audits are in varying stages of completion. The Company evaluates its tax positions and establishes liabilities for uncertain tax positions that may be challenged by tax authorities. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, case law developments and closing of statutes of limitations. Such adjustments are reflected in the provision for income taxes, as appropriate. Tax years prior to 2009 are generally not subject to

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

examination by the IRS except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. With few exceptions, the Company is not subject to state or local examinations for years prior to 2008. At December 31, 2013, the Company believes it is reasonably possible that its gross liabilities for unrecognized tax benefits may decrease by approximately $6.0 million within the next 12 months.

        The Company had accrued $2.8 million and $1.6 million for interest and penalties relating to uncertain tax positions at December 31, 2013 and 2012, respectively, all of which is included in income taxes payable. The Company recognized net interest and penalties totaling $1.0 million, $0.9 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. NET INCOME (LOSS) PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2013(a)	2012(a)	2011(a)
Numerator:
Income (loss) from continuing operations	$(101,486)	$(12,023)	$36,910
Income allocated to participating securities	(1,195)	(1,225)	(2,039)

Income (loss) from continuing operations available to common stockholders	(102,681)	(13,248)	34,871
Income from discontinued operations, net of tax available to common stockholders	13,211	24,239	15,889

Net income (loss) attributable to common stockholders	$(89,470)	$10,991	$50,760

Denominator:
Weighted-average common shares	13,261	12,924	12,640
Add: Dilutive effect of non-participating securities	—	—	22

Shares used to calculate diluted net income (loss) per common share	13,261	12,924	12,662

Basic net income (loss) per common share:
Continuing operations	$(7.74)	$(1.03)	$2.76
Discontinued operations	0.99	1.88	1.26

Basic net income (loss) per common share	$(6.75)	$0.85	$4.02

Diluted net income (loss) per common share:
Continuing operations	$(7.74)	$(1.03)	$2.75
Discontinued operations	0.99	1.88	1.26

Diluted net income (loss) per common share	$(6.75)	$0.85	$4.01

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

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Purchase Obligations

        Purchase obligations at December 31, 2013 were as follows (in thousands):

		Year Ending December 31,
	Total	2014	2015	2016
Purchase obligations	$1,767	$1,607	$120	$40

Other Long-Term Liabilities

        Other long-term liabilities at December 31, 2013 were as follows (in thousands):

		Year Ending December 31,
	Total	2014	2015	2016	2017	2018
Other long-term liabilities	$6,190	$6,180	$3	$3	$3	$1

        At December 31, 2013, the Company had liabilities for uncertain tax positions totaling $11.9 million, of which $6.2 million was included in the other long-term liabilities table above and, at December 31, 2013, was expected to be due in less than one year. The Company is not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

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

        The Company has been cooperating with certain governmental authorities in connection with their respective investigations of its former post- transaction sales practices and certain other current or former business practices.

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

15. DISCONTINUED OPERATIONS

FTD Spin-Off Transaction

        On November 1, 2013, United Online, Inc. completed the FTD Spin-Off Transaction. Accordingly the results of operations, financial condition and cash flows of FTD Companies, Inc. have been presented as discontinued operations for all periods presented. Revenues and income from discontinued operations related to FTD Companies, Inc. were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Products and services revenues	$516,199	$613,514	$587,248

Income from discontinued operations before income taxes	$17,270	$31,221	$24,733
Provision for income taxes	4,059	6,982	8,844

Income from discontinued operations, net of tax	$13,211	$24,239	$15,889

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. DISCONTINUED OPERATIONS (Continued)

        The major classes of assets and liabilities included in discontinued operations related to FTD were as follows (in thousands):

December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$67,347
Accounts receivable, net	26,156
Inventory, net	7,997
Deferred tax assets	5,881
Other current assets	5,755

Total current assets	113,136
Property and equipment, net	31,169
Goodwill	339,151
Intangible assets, net	194,289
Other assets	12,319

Total assets	$690,064

Liabilities
Current liabilities:
Accounts payable	$63,365
Accrued liabilities	20,672
Deferred revenue	5,405
Current portion of long-term debt	10,856

Total current liabilities	100,298
Long-term debt, net of discounts	233,144
Deferred tax liabilities, net	62,551
Other liabilities	3,745

Total liabilities	$399,738

        The Company recorded $1.7 million and $3.4 million of transaction- related costs in the years ended December 31, 2013 and 2012, respectively, in connection with the FTD Spin-Off Transaction, which are included in discontinued operations in the consolidated statements of operations.

16. REVISED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data)

        The Company revised previously-issued financial statements to correct errors identified primarily related to the accounting for income taxes and goodwill impairment. None of the revisions were

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. REVISED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data) (Continued)

considered material to the periods impacted, as disclosed in Note 1 of the consolidated financial statements included in this Amendment No. 1 to the Company's Annual Report on Form 10-K/A.

	Quarter Ended December 31, 2013
	As Reported	Revision Adjustments	As Revised
Revenues	$62,644	—	$62,644
Cost of revenues	$20,159	—	$20,159
Operating loss	$(7,947)	11	$(7,936)
Loss from continuing operations	$(50,393)	(3,997)	$(54,390)
Loss from discontinued operations, net of tax	$(913)	—	$(913)
Net loss	$(51,306)	(3,997)	$(55,303)
Net loss attributable to common stockholders	$(51,486)	(3,997)	$(55,483)
Basic net loss per common share(a)	$(3.81)	(0.30)	$(4.11)
Diluted net loss per common share(a)	$(3.81)	(0.30)	$(4.11)

	Quarter Ended September 30, 2013
	As Reported	Revision Adjustments	As Revised
Revenues	$56,239	—	$56,239
Cost of revenues	$16,974	—	$16,974
Operating loss	$(45,406)	(2,705)	$(48,111)
Loss from continuing operations	$(47,507)	(2,504)	$(50,011)
Income from discontinued operations, net of tax	$275	—	$275
Net loss	$(47,232)	(2,504)	$(49,736)
Net loss attributable to common stockholders	$(47,611)	(2,504)	$(50,115)
Basic net loss per common share(a)	$(3.59)	$(0.19)	$(3.78)
Diluted net loss per common share(a)	$(3.59)	$(0.19)	$(3.78)

	Quarter Ended June 30, 2013
	As Reported	Revision Adjustments	As Revised
Revenues	$57,567	—	$57,567
Cost of revenues	$18,977	—	$18,977
Operating income loss	$1,416	(526)	$890
Income from continuing operations	$2,276	523	$2,799
Income from discontinued operations, net of tax	$3,976	573	$4,549
Net income	$6,252	1,096	$7,348
Net income attributable to common stockholders	$5,852	1,096	$6,948
Basic net income per common share(a)	$0.44	0.09	$0.53
Diluted net income per common share(a)	$0.44	0.08	$0.52

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. REVISED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data) (Continued)

	Quarter Ended March 31, 2013
	As Reported	Revision Adjustments	As Revised
Revenues	$57,164	—	$57,164
Cost of revenues	$19,370	—	$19,370
Operating loss	$(606)	(176)	$(782)
Income from continuing operations	$628	(512)	$116
Income from discontinued operations, net of tax	$9,491	(191)	$9,300
Net income	$10,119	(703)	$9,416
Net income attributable to common stockholders	$9,857	(679)	$9,178
Basic net income per common share(a)	$0.75	(0.05)	$0.70
Diluted net income per common share(a)	$0.75	(0.05)	$0.70

	Quarter Ended December 31, 2012
	As Reported	Revision Adjustments	As Revised
Revenues	$65,884	—	$65,884
Cost of revenues	$22,795	—	$22,795
Operating loss	$(25,717)	(119)	$(25,836)
Loss from continuing operations	$(19,168)	(2)	$(19,170)
Income from discontinued operations, net of tax	$6,492	(187)	$6,305
Net loss	$(12,676)	(189)	$(12,865)
Net loss attributable to common stockholders	$(13,007)	(189)	$(13,196)
Basic net loss per common share(a)	$(1.00)	(0.02)	$(1.02)
Diluted net loss per common share(a)	$(1.00)	(0.02)	$(1.02)

	Quarter Ended September 30, 2012
	As Reported	Revision Adjustments	As Revised
Revenues	$61,460	—	$61,460
Cost of revenues	$18,289	—	$18,289
Operating income	$4,910	136	$5,046
Income from continuing operations	$2,675	(22)	$2,653
Income from discontinued operations, net of tax	$2,772	(196)	$2,576
Net income	$5,447	(218)	$5,229
Net income attributable to common stockholders	$5,103	(218)	$4,885
Basic net income per common share(a)	$0.39	(0.01)	$0.38
Diluted net income per common share(a)	$0.39	(0.01)	$0.38

UNITED ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. REVISED QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands, except per share data) (Continued)

	Quarter Ended June 30, 2012
	As Reported	Revision Adjustments	As Revised
Revenues	$64,472	—	$64,472
Cost of revenues	$19,106	—	$19,106
Operating income	$3,092	136	$3,228
Income from continuing operations	$2,033	20	$2,053
Income from discontinued operations, net of tax	$6,497	—	$6,497
Net income	$8,530	20	$8,550
Net income attributable to common stockholders	$8,236	20	$8,256
Basic net income per common share(a)	$0.64	—	$0.64
Diluted net income per common share(a)	$0.64	—	$0.64

	Quarter Ended March 31, 2012
	As Reported	Revision Adjustments	As Revised
Revenues	$65,949	—	$65,949
Cost of revenues	$18,039	—	$18,039
Operating income	$5,944	(279)	$5,665
Income from continuing operations	$2,759	(318)	$2,441
Income from discontinued operations, net of tax	$8,744	117	$8,861
Net income	$11,503	(201)	$11,302
Net income attributable to common stockholders	$11,168	(194)	$10,974
Basic net income per common share(a)	$0.87	(0.01)	$0.86
Diluted net income per common share(a)	$0.87	(0.02)	$0.85

(a)
Reflects the one-for-seven reverse stock split implemented immediately prior to the completion of the FTD Spin-Off Transaction.

17. SUBSEQUENT EVENT (UNAUDITED)

        In June 2014, Classmates and FTD.COM, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $5 million plus an additional total $1 million payment for making restitution to consumers. On July 28, 2014, the Multistate Work Group sent a counter to the Company's June offer, seeking a payment from the Company and FTD of $12.5 million and restitution from Classmates up to a maximum of $5 million. However, to the extent the restitution claims exceed $2 million, the $12.5 million payment would be reduced dollar for dollar up to a maximum credit of $3 million. At June 30, 2014, the Company had reserves totaling $5.2 million for estimated losses related to legal settlements.

UNITED ONLINE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Charged (Credited) to Other Accounts	Charges Utilized (Write-offs)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2013	$1,408	$427	$473	$(726)	$1,582
Year ended December 31, 2012	$1,957	$189	$746	$(1,484)	$1,408
Year ended December 31, 2011	$2,848	$867	$553	$(2,311)	$1,957

	As Reported	Revision Adjustments	As Revised
Valuation allowance for deferred tax assets:
Balance at December 31, 2010	$4,422	1,152	$5,574
Tax valuation allowance charged to income tax provision(a)	3,129	—	3,129
Tax valuation allowance credited to income tax provision(b)	(2,309)	(1,613)	(3,922)

Balance at December 31, 2011	5,242	(461)	4,781
Tax valuation allowance charged to income tax provision(c)	1,175	461	1,636
Tax valuation allowance credited to income tax provision(d)	(122)	—	(122)

Balance at December 31, 2012	6,295	—	6,295
Tax valuation allowance charged to income tax provision(e)	40,062	3,600	43,662
Tax valuation allowance credited to income tax provision(f)	(2,516)	(453)	(2,969)

Balance at December 31, 2013	$43,841	3,147	$46,988

(a)
Includes the increase in valuation allowance due to foreign tax credits and state net operating loss carryforwards, the benefit of which is not currently recognizable due to uncertainty regarding realization.

(b)
Includes the release of valuation allowance for the utilization of foreign losses, as well as changes in judgment as to the realizability of foreign and state net operating loss carryforward benefits.

(c)
Includes the increase in valuation allowance due to foreign tax credits and state net operating loss and credit carryforwards, the benefit of which is not currently recognizable due to uncertainty regarding realization.

(d)
Includes the release of valuation allowance for the utilization of foreign losses.

(e)
Includes the increase in valuation allowance due to foreign tax credits, federal and state net operating loss and credit carryforwards, as well as the net domestic deferred tax assets (excluding the liability related to indefinite-lived assets), the benefit of which is not currently recognizable due to uncertainty regarding realization. Includes the increase in valuation allowance resulting from revision adjustments related to depreciation and the federal benefit of state unrecognized tax benefits.

(f)
Includes the release of valuation allowance for the utilization of foreign and state losses, refund of foreign tax withholdings, adjustments to the foreign tax credit carryover balance, and various adjustments resulting from revision adjustments.