Form 10-Q
period 2014-09-30
UNITED ONLINE INC
filed 2014-11-06
CIK 1142701

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

        There were 14,236,901 shares of the Registrant's common stock outstanding at November 3, 2014.

UNITED ONLINE, INC.
INDEX TO FORM 10-Q

For the Quarter Ended September 30, 2014

        In this document, "United Online," "UOL," the "Company," "we," "us" and "our" refer to United Online, Inc. and its subsidiaries.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as "may," "believe," "anticipate," "expect," "intend," "plan," "project," "projections," "business outlook," "estimate," or similar expressions constitute forward-looking statements. These forward-looking statements include, but are not limited to, statements about the expected benefits of our acquisitions; our strategies; our pursuit of long-term growth initiatives; our future financial performance and results, revenues, segment metrics, operating expenses, market trends, liquidity, cash flows and uses of cash, dividends, capital expenditures, depreciation and amortization, tax payments, foreign currency exchange rates, and hedging arrangements; our ability to invest in initiatives; our plans for services and products, pricing, and marketing; competition; legal matters; and the impact of accounting pronouncements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from those set forth or contemplated in the forward-looking statements, including, among others, the factors disclosed in the section entitled "Risk Factors" in this Quarterly Report on Form 10-Q and additional factors that accompany the related forward-looking statements in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our estimates and assumptions only as of the date hereof. Such forward-looking statements are not guarantees of future performance or results and reported results should not be considered an indication of future performance. We undertake no obligation to update these forward-looking statements to reflect the impact of events or circumstances arising after the date hereof, unless required by law.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$76,347	$68,314
Accounts receivable, net of allowance for doubtful accounts	12,569	19,145
Inventories, net	3,500	7,537
Deferred tax assets, net	272	291
Other current assets	8,750	10,033

Total current assets	101,438	105,320
Property and equipment, net	22,809	21,749
Deferred tax assets, net	1,703	1,742
Goodwill	63,021	63,035
Intangible assets, net	10,843	15,300
Other assets	1,380	1,156

Total assets	$201,194	$208,302

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,123	$12,641
Accrued liabilities	31,650	25,420
Member redemption liability	7,095	7,850
Deferred revenue	34,332	38,149
Deferred tax liabilities, net	1,273	1,124

Total current liabilities	86,473	85,184
Member redemption liability	11,778	13,077
Deferred revenue	1,923	1,764
Deferred tax liabilities, net	1,858	1,153
Other liabilities	5,528	6,102

Total liabilities	107,560	107,280

Commitments and contingencies
Stockholders' equity:
Common stock	1	1
Additional paid-in capital	213,696	208,299
Accumulated other comprehensive loss	(2,629)	(2,275)
Accumulated deficit	(117,434)	(105,003)

Total stockholders' equity	93,634	101,022

Total liabilities and stockholders' equity	$201,194	$208,302

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$52,862	$56,239	$162,831	$170,970
Operating expenses:
Cost of revenues	16,950	16,974	53,397	55,321
Sales and marketing	11,078	13,038	39,044	42,535
Technology and development	6,527	7,777	21,365	24,753
General and administrative	14,878	12,162	49,233	42,161
Amortization of intangible assets	1,560	1,361	4,324	4,062
Contingent consideration—fair value adjustment	—	—	—	(5,124)
Restructuring and other exit costs	533	276	3,120	2,503
Impairment of goodwill, intangible assets and long-lived assets	—	52,762	—	52,762

Total operating expenses	51,526	104,350	170,483	218,973

Operating income (loss)	1,336	(48,111)	(7,652)	(48,003)
Interest income	102	88	293	160
Other income (expense), net	257	(64)	325	247

Income (loss) before income taxes	1,695	(48,087)	(7,034)	(47,596)
Provision for (benefit from) income taxes	1,548	1,924	5,456	(500)

Income (loss) from continuing operations	147	(50,011)	(12,490)	(47,096)
Income from discontinued operations, net of tax	59	275	59	14,124

Net income (loss)	$206	$(49,736)	$(12,431)	$(32,972)

Income allocated to participating securities	(12)	(379)	—	(1,015)

Net income (loss) attributable to common stockholders	$194	$(50,115)	$(12,431)	$(33,987)

Basic net income (loss) per common share:
Continuing operations	$0.01	$(3.80)	$(0.89)	$(3.65)
Discontinued operations	—	0.02	0.01	1.07

Basic net income (loss) per common share	$0.01	$(3.78)	$(0.88)	$(2.58)

Shares used to calculate basic net income (loss) per common share	14,178	13,252	14,069	13,178

Diluted net income (loss) per common share:
Continuing operations	$0.01	$(3.80)	$(0.89)	$(3.65)
Discontinued operations	—	0.02	0.01	1.07

Diluted net income (loss) per common share	$0.01	$(3.78)	$(0.88)	$(2.58)

Shares used to calculate diluted net income (loss) per common share	14,180	13,252	14,069	13,178

Dividends paid per common share	$—	$0.70	$—	$2.10

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$206	$(49,736)	$(12,431)	$(32,972)
Other comprehensive income (loss):
Cash flow hedges:
Changes in net gains (losses) on derivatives, net of tax provision (benefit) of $(19) and $(197) for the quarters ended September 30, 2014 and 2013 and $0 and $98 for the nine months ended September 30, 2014 and 2013, respectively	(22)	(301)	6	146
Derivative settlement (gains) losses reclassified into earnings, net of tax (provision) benefit of $(1) and $54 for the quarters ended September 30, 2014 and 2013 and $0 and $94 for the nine months ended September 30, 2014 and 2013, respectively	(27)	88	(25)	153
Other hedges:
Changes in net gains (losses) on derivatives, net of tax provision (benefit) of $(3) and $(24) for the quarters ended September 30, 2014 and 2013 and $0 and $39 for the nine months ended September 30, 2014 and 2013, respectively	189	(37)	193	62
Foreign currency translation	(634)	8,236	(528)	(1,376)

Other comprehensive income (loss)	(494)	7,986	(354)	(1,015)

Comprehensive loss	$(288)	$(41,750)	$(12,785)	$(33,987)

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2013	13,746	$1	$208,299	$(2,275)	$(105,003)	$101,022
Issuance of common stock through employee stock purchase plan	82	—	826	—	—	826
Vesting of restricted stock units	352	—	—	—	—	—
Repurchases of common stock	—	—	(2,380)	—	—	(2,380)
Stock-based compensation	—	—	6,953	—	—	6,953
Tax shortfalls from equity awards	—	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	(354)	—	(354)
Net loss	—	—	—	—	(12,431)	(12,431)

Balance at September 30, 2014	14,180	$1	$213,696	$(2,629)	$(117,434)	$93,634

The accompanying notes are an integral part of these
unaudited condensed consolidated financial statements.

UNITED ONLINE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(12,431)	$(32,972)
Less: Income from discontinued operations, net of tax	59	14,124

Loss from continuing operations	(12,490)	(47,096)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	15,096	18,082
Stock-based compensation	6,953	6,358
Provision for doubtful accounts receivable	(43)	336
Contingent consideration—fair value adjustment	—	(5,124)
Impairment of goodwill, intangible assets and long-lived assets	—	52,762
Deferred taxes, net	801	(8,273)
Tax benefits (shortfalls) from equity awards	(2)	454
Excess tax benefits from equity awards	(56)	(213)
Other, net	733	225
Changes in operating assets and liabilities, net of effects of acquisitions and discontinued operations:
Accounts receivable, net	6,498	3,045
Inventories, net	3,012	293
Other assets	644	1,837
Accounts payable and accrued liabilities	5,901	4,428
Member redemption liability	(2,055)	(1,579)
Deferred revenue	(2,551)	(3,687)
Other liabilities	(2,210)	—

Net cash provided by operating activities from continuing operations	20,231	21,848

Cash flows from investing activities:
Purchases of property and equipment	(8,942)	(7,771)
Purchases of rights, content and intellectual property	(756)	(919)
Purchases of investments	(44)	(83)
Proceeds from sales of investments	126	87
Proceeds from sales of assets	30	—

Net cash used for investing activities from continuing operations	(9,586)	(8,686)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	2,709
Proceeds from employee stock purchase plans	826	1,699
Repurchases of common stock	(2,380)	(3,357)
Dividends and dividend equivalents paid on outstanding shares and restricted stock units	—	(28,773)
Excess tax benefits from equity awards	56	213
Cash paid for contingent consideration	—	(3,437)

Net cash used for financing activities from continuing operations	(1,498)	(30,946)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,173)	(573)
Net cash provided by (used for) discontinued operations:
Operating activities	59	17,924
Investing activities	—	(6,408)
Financing activities	—	(28,816)
Effect of a change in cash and cash equivalents on discontinued operations	—	39,000

Net cash from discontinued operations	59	21,700

Change in cash and cash equivalents	8,033	3,343
Cash and cash equivalents, beginning of period	68,314	69,097

Cash and cash equivalents, end of period	$76,347	$72,440

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

Basis of Presentation

        The Company's unaudited condensed consolidated financial statements for the quarters and nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including those for interim financial information, and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the "SEC"). Accordingly, such financial statements do not include all of the information and note disclosures required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for any future periods. The unaudited condensed consolidated balance sheet information at December 31, 2013 was derived from the Company's audited consolidated financial statements, filed on September 4, 2014, with the SEC in the Company's Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2013, but does not include all of the disclosures required by GAAP.

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates and assumptions. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2013 included in the Company's Amendment No.1 to the Annual Report on Form 10-K/A.

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

Accounting Policies

        Refer to the Company's Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2013 for a complete discussion of all significant accounting policies.

        Revision of Previously-Issued Financial Statements—In connection with the preparation of the Company's provision for income taxes for the quarter ended June 30, 2014, the Company determined that the accounting for income taxes in the prior periods needed to be revised. In addition, the revisions in the accounting for income taxes also contributed to an increase to the goodwill impairment charge recorded by its Classmates reporting unit during the quarter ended September 30, 2013. Additionally, the Company revised the current and noncurrent portions of the member redemption liability at December 31, 2013 to correct for a prior-period misclassification. The Company evaluated the cumulative impact of these items, together with other previously-identified uncorrected errors, on prior periods under the guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic No. 250, Accounting Changes and Error Corrections, relating to SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, and concluded that the errors were not considered to be material, individually or in the aggregate, to any previously-issued quarterly or annual financial statements. The Company also evaluated the impact of correcting these items through an adjustment to its financial statements for the quarter ended June 30, 2014 and concluded, based on the guidance within ASC Topic No. 250 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to revise its previously-issued financial statements to reflect the impact of these corrections because the cumulative amount of such corrections is expected to be material to the year ending December 31, 2014. The Company's prior-period financial statements have been revised in connection with the filing of the Company's Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2013 and this Quarterly Report on Form 10-Q and will continue to be revised when presented in future filings.

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

	Quarter Ended September 30, 2013				Nine Months Ended September 30, 2013
	As Reported	Discontinued Operations & Reverse Split Adjustments	Revision Adjustments	As Revised	As Reported	Discontinued Operations & Reverse Split Adjustments	Revision Adjustments	As Revised
Consolidated statements of operations data:
Technology and development	$11,481	(3,868)	164	$7,777	$36,406	(11,817)	164	$24,753
General and administrative	$24,091	(11,929)	—	$12,162	$74,486	(33,027)	702	$42,161
Impairment of goodwill, intangible assets and long-lived assets	$50,221	—	2,541	$52,762	$50,221	—	2,541	$52,762
Total operating expenses	$216,765	(115,120)	2,705	$104,350	$655,863	(440,297)	3,407	$218,973
Operating loss	$(42,052)	(3,354)	(2,705)	$(48,111)	$(12,017)	(32,579)	(3,407)	$(48,003)
Interest income	$240	(152)	—	$88	$619	(496)	37	$160
Other income (expense), net	$(38)	(26)	—	$(64)	$550	(266)	(37)	$247
Loss before income taxes	$(45,917)	535	(2,705)	$(48,087)	$(21,298)	(22,891)	(3,407)	$(47,596)
Provision for (benefit from) income taxes	$1,315	810	(201)	$1,924	$9,563	(9,149)	(914)	$(500)
Loss from continuing operations	$(47,232)	(275)	(2,504)	$(50,011)	$(30,861)	(13,742)	(2,493)	$(47,096)
Income from discontinued operations	$—	275	—	$275	$—	13,742	382	$14,124
Net loss	$(47,232)	—	(2,504)	$(49,736)	$(30,861)	—	(2,111)	$(32,972)
Net loss attributable to common stockholders	$(47,611)	—	(2,504)	$(50,115)	$(31,876)	—	(2,111)	$(33,987)
Basic net income (loss) per common share:
Continuing operations	$(0.51)	(3.10)	(0.19)	$(3.80)	$(0.35)	(3.11)	(0.19)	$(3.65)
Discontinued operations	—	0.02	—	0.02	—	1.04	0.03	1.07

Basic net income (loss) per common share	$(0.51)	(3.08)	(0.19)	$(3.78)	$(0.35)	(2.07)	(0.16)	$(2.58)

Diluted net income (loss) per common share:
Continuing operations	$(0.51)	(3.10)	(0.19)	$(3.80)	$(0.35)	(3.11)	(0.19)	$(3.65)
Discontinued operations	—	0.02	—	0.02	—	1.04	0.03	1.07

Diluted net income (loss) per common share	$(0.51)	(3.08)	(0.19)	$(3.78)	$(0.35)	(2.07)	(0.16)	$(2.58)

Consolidated statements of comprehensive loss data:
Net loss	$(47,232)	—	(2,504)	$(49,736)	$(30,861)	—	(2,111)	$(32,972)
Foreign currency translation	$16,147	—	(7,911)	$8,236	$3,789	—	(5,165)	$(1,376)
Other comprehensive income (loss)	$15,897	—	(7,911)	$7,986	$4,150	—	(5,165)	$(1,015)
Comprehensive loss	$(31,335)	—	(10,415)	$(41,750)	$(26,711)	—	(7,276)	$(33,987)
Consolidated statement of cash flows data:
Net loss					$(30,861)	—	(2,111)	$(32,972)
Income from discontinued operations					$—	13,742	382	$14,124
Loss from continuing operations					$(30,861)	(13,742)	(2,493)	$(47,096)
Depreciation and amortization					$43,069	(25,151)	164	$18,082
Impairment of goodwill, intangible assets and long-lived assets					$50,221	—	2,541	$52,762
Deferred taxes, net					$(14,362)	6,504	(415)	$(8,273)
Other assets					$1,355	234	248	$1,837
Accounts payable and accrued liabilities					$(17,888)	22,383	(67)	$4,428
Other liabilities					$(501)	479	22	—

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Recent Accounting Pronouncements

        Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists—Effective January 1, 2014, the Company adopted the FASB Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, as codified in ASC Topic No. 740, Income Taxes. The amendments in this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

        Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity—In April 2014, the FASB issued ASU No. 2014- 08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The core principle of the guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the new definition of a discontinued operation. It also allows an entity to present a discontinued operation even when it has continuing cash flows and significant continuing involvement with the disposed component. The amendments in this ASU are effective prospectively for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect this update to have a material impact on its consolidated financial statements.

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

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        Compensation—Stock Compensation: Accounting for Share- Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period —In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The core principle of the guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, Compensation—Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU No. 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not expect this update to have a material impact on its consolidated financial statements.

        Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern—In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The update provides GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect this update to have a material impact on its consolidated financial statements.

2. SEGMENT INFORMATION

        Segment revenues and segment income (loss) from operations were as follows (in thousands):

	Quarter Ended September 30, 2014
	Content & Media	Communications	Total
Services revenues	$18,690	$17,097	$35,787
Products revenues	703	1,397	2,100
Advertising and other revenues	8,396	6,801	15,197

Total segment revenues	$27,789	$25,295	$53,084

Segment income from operations	$5,674	$7,309	$12,983

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

	Quarter Ended September 30, 2013
	Content & Media	Communications	Total
Services revenues	$20,501	$16,706	$37,207
Products revenues	838	778	1,616
Advertising and other revenues	10,894	6,870	17,764

Total segment revenues	$32,233	$24,354	$56,587

Segment income (loss) from operations	$(43,834)	$8,118	$(35,716)

	Nine Months Ended September 30, 2014
	Content & Media	Communications	Total
Services revenues	$57,282	$51,874	$109,156
Products revenues	2,051	4,838	6,889
Advertising and other revenues	26,915	20,452	47,367

Total segment revenues	$86,248	$77,164	$163,412

Segment income from operations	$8,471	$21,262	$29,733

	Nine Months Ended September 30, 2013
	Content & Media	Communications	Total
Services revenues	$62,256	$51,861	$114,117
Products revenues	2,492	2,730	5,222
Advertising and other revenues	33,230	19,338	52,568

Total segment revenues	$97,978	$73,929	$171,907

Segment income (loss) from operations	$(32,132)	$23,036	$(9,096)

        A reconciliation of segment revenues to consolidated revenues was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment revenues:
Content & Media	$27,789	$32,233	$86,248	$97,978
Communications	25,295	24,354	77,164	73,929

Total segment revenues	53,084	56,587	163,412	171,907
Corporate revenues	—	—	100	—
Intersegment eliminations	(222)	(348)	(681)	(937)

Consolidated revenues	$52,862	$56,239	$162,831	$170,970

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        A reconciliation of segment operating expenses (which excludes depreciation and amortization of intangible assets) to consolidated operating expenses was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment operating expenses:
Content & Media	$22,115	$76,067	$77,777	$130,110
Communications	17,986	16,236	55,902	50,893

Total segment operating expenses	40,101	92,303	133,679	181,003
Depreciation	3,103	3,276	9,917	11,162
Amortization of intangible assets	1,855	1,613	5,179	6,920
Unallocated corporate expenses	6,689	7,506	22,389	20,825
Intersegment eliminations	(222)	(348)	(681)	(937)

Consolidated operating expenses	$51,526	$104,350	$170,483	$218,973

        A reconciliation of segment income (loss) from operations (which excludes depreciation and amortization of intangible assets) to consolidated operating income (loss) was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment income (loss) from operations:
Content & Media	$5,674	$(43,834)	$8,471	$(32,132)
Communications	7,309	8,118	21,262	23,036

Total segment income (loss) from operations	12,983	(35,716)	29,733	(9,096)
Corporate revenues	—	—	100	—
Depreciation	(3,103)	(3,276)	(9,917)	(11,162)
Amortization of intangible assets	(1,855)	(1,613)	(5,179)	(6,920)
Unallocated corporate expenses	(6,689)	(7,506)	(22,389)	(20,825)

Consolidated operating income (loss)	$1,336	$(48,111)	$(7,652)	$(48,003)

        Geographic information for revenues was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$45,333	$47,976	$139,307	$145,927
Germany	6,160	6,670	19,118	20,122
Europe, excluding Germany	1,369	1,593	4,406	4,921

Consolidated revenues	$52,862	$56,239	$162,831	$170,970

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Geographic information for long-lived assets, which consist of property and equipment and other assets, was as follows (in thousands):

	September 30, 2014	December 31, 2013
United States	$20,959	$19,492
Europe	2,985	3,181
India	245	232

Total long-lived assets	$24,189	$22,905

        Segment assets are not reported to, or used by, the Company's chief operating decision maker to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

3. BALANCE SHEET COMPONENTS

Inventories, Net

        Inventories, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Work-in-process	$1,131	$2,096
Finished goods	2,369	5,441

Total	$3,500	$7,537

Other Current Assets

        Other current assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Prepaid expenses	$4,986	$5,442
Income taxes receivable	516	399
Prepaid insurance	187	1,537
Other	3,061	2,655

Total	$8,750	$10,033

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BALANCE SHEET COMPONENTS (Continued)

Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Employee compensation and related liabilities	$12,783	$15,246
Income taxes payable	9,658	5,210
Reserves for legal settlements	6,580	1,467
Non-income taxes payable	759	1,161
Accrued restructuring and other exit costs	411	235
Customer deposits	145	207
Other	1,314	1,894

Total	$31,650	$25,420

Other Liabilities

        Other liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Income taxes payable	$3,694	$5,367
Other	1,834	735

Total	$5,528	$6,102

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	Gains on Cash Flow Hedging Instruments, Net of Tax	Gains on Other Hedging Instruments, Net of Tax	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$7	$—	$(2,282)	$(2,275)
Other comprehensive loss before reclassifications	6	193	(528)	(329)
Amounts reclassified from accumulated other comprehensive loss	(25)	—	—	(25)

Other comprehensive loss	(19)	193	(528)	(354)

Balance at September 30, 2014	$(12)	$193	$(2,810)	$(2,629)

        All amounts reclassified from accumulated other comprehensive loss were related to net gains on derivatives classified as cash flow hedges. These reclassifications impacted technology and development expenses in the consolidated statements of operations.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

Goodwill

        The changes in goodwill by reportable segment for the nine months ended September 30, 2014 were as follows (in thousands):

	Content & Media	Communications	Total
Balance at December 31, 2013:
Goodwill (excluding impairment charges)	$137,592	$13,227	$150,819
Accumulated impairment charges	(82,046)	(5,738)	(87,784)

Goodwill at December 31, 2013	55,546	7,489	63,035
Foreign currency translation	(14)	—	(14)

Balance at September 30, 2014:
Goodwill (excluding impairment charges)	137,578	13,227	150,805
Accumulated impairment charges	(82,046)	(5,738)	(87,784)

Goodwill at September 30, 2014	$55,532	$7,489	$63,021

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

Intangible Assets

        Intangible assets consisted of the following (in thousands):

	September 30, 2014
	Gross Value	Accumulated Amortization	Net
Pay accounts and free accounts	$103,256	$(101,165)	$2,091
Customer contracts and relationships	7,900	(7,900)	—
Trademarks and trade names	26,082	(25,203)	879
Software and technology	8,503	(6,752)	1,751
Rights, content and intellectual property	14,491	(8,369)	6,122

Total	$160,232	$(149,389)	$10,843

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

        Amortization expense related to intangible assets for the quarter and nine months ended September 30, 2014 was $1.9 million and $5.2 million, respectively. Amortization expense related to intangible assets for the quarter and nine months ended September 30, 2013 was $1.6 million and $6.9 million, respectively.

        Estimated future intangible assets amortization expense at September 30, 2014 was as follows (in thousands):

			Year Ending December 31,
		Oct-Dec 2014
	Total		2015	2016	2017	2018	2019	Thereafter
Estimated amortization of intangible assets	$10,843	$1,605	$3,057	$2,792	$1,848	$807	$455	$279

5. DERIVATIVE INSTRUMENTS

        The fair and notional values of outstanding derivative instruments were as follows (in thousands):

		Fair Value of Derivative Instruments		Notional Value of Derivative Instruments
	Balance Sheet Location	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivative assets	Other current assets	$388	$45	$5,700	$1,187
Derivative liabilities	Accrued liabilities	$10	$49	$869	$3,773

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS

        The following table presents information about assets and liabilities that were required to be measured at fair value on a recurring basis (in thousands):

	Estimated Fair Value
	September 30, 2014
Description	Level 1	Level 2	Total
Assets:
Money market funds	$42,734	$—	$42,734
Time deposits	—	10,189	10,189
Derivative assets	—	388	388

Total	$42,734	$10,577	$53,311

Liabilities:
Derivative liabilities	$—	$10	$10

Total	$—	$10	$10

	Estimated Fair Value
	December 31, 2013
Description	Level 1	Level 2	Total
Assets:
Money market funds	$37,715	$—	$37,715
Time deposits	—	10,971	10,971
Derivative assets	—	45	45

Total	$37,715	$11,016	$48,731

Liabilities:
Derivative liabilities	$—	$49	$49

Total	$—	$49	$49

7. STOCKHOLDERS' EQUITY

Common Stock

        In May 2001, United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows United Online, Inc. to repurchase shares of its common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. From August 2001 through December 31, 2010, United Online, Inc. had repurchased $150.2 million of its common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013, and in September 2013, the Board of Directors further extended the Program through December 31, 2014. In October

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. STOCKHOLDERS' EQUITY (Continued)

2014, the Board of Directors further extended the Program through December 31, 2015. There were no repurchases under the Program during the year ended December 31, 2013 or the nine months ended September 30, 2014 and, at September 30, 2014, the authorization remaining under the Program was $80.0 million through December 31, 2014 (subsequently extended to December 31, 2015).

        Shares withheld upon the vesting of restricted stock units to pay minimum statutory employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of restricted stock units, the Company currently does not collect the minimum statutory withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the minimum statutory withholding taxes in cash. The amounts remitted in the nine months ended September 30, 2014 and 2013 were $2.4 million and $3.4 million, respectively, for which the Company withheld 0.2 million and 0.3 million shares of common stock, respectively, that were underlying the restricted stock units that vested.

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

8. STOCK-BASED COMPENSATION PLANS

Stock-Based Compensation

        The following table summarizes the stock-based compensation that has been included in the following line items within the unaudited condensed consolidated statements of operations (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Cost of revenues	$73	$32	$161	$104
Sales and marketing	145	175	444	559
Technology and development	310	356	899	1,056
General and administrative	1,523	1,551	5,449	4,639

Total stock-based compensation	$2,051	$2,114	$6,953	$6,358

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCK-BASED COMPENSATION PLANS (Continued)

Restricted Stock Units

        The following table summarizes activity for restricted stock units for the nine months ended September 30, 2014 (in thousands):

Nonvested at December 31, 2013	1,215
Granted	424
Vested	(570)
Forfeited/canceled	(153)

Nonvested at September 30, 2014	916

Stock Options

        The following table summarizes stock option activity for the nine months ended September 30, 2014 (in thousands):

Outstanding at December 31, 2013	471
Granted	888
Forfeited/canceled	(207)

Outstanding at September 30, 2014	1,152

9. INCOME TAXES

        The Company's provision for income taxes for the quarter ended September 30, 2014 differed from the U.S. federal statutory tax rate of 34% primarily due to a provision for income taxes related to our foreign operations and an income tax accrual related to certain goodwill assets. The Company's tax provision has an unusual relationship to pre-tax income primarily due to the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the tax expense recorded in the quarter ended September 30, 2014 included an accrual of a non-cash tax benefit of approximately $0.3 million in connection with the tax amortization of certain goodwill assets that is not available to offset existing deferred tax assets (termed "naked credits"). Specifically, the Company does not consider the deferred tax liabilities related to certain goodwill assets when determining the need for a valuation allowance.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. NET INCOME (LOSS) PER COMMON SHARE

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations	$147	$(50,011)	$(12,490)	$(47,096)
Income allocated to participating securities	(12)	(379)	—	(1,015)

Income (loss) from continuing operations available to common stockholders	135	(50,390)	(12,490)	(48,111)
Income from discontinued operations, net of tax available to common stockholders	59	275	59	14,124

Net income (loss) attributable to common stockholders	$194	$(50,115)	$(12,431)	$(33,987)

Denominator:
Weighted-average common shares	14,178	13,252	14,069	13,178
Add: Dilutive effect of non-participating securities	2	—	—	—

Shares used to calculate diluted net income (loss) per common share	14,180	13,252	14,069	13,178

Basic net income (loss) per common share:
Continuing operations	$0.01	$(3.80)	$(0.89)	$(3.65)
Discontinued operations	—	0.02	0.01	1.07

Basic net income (loss) per common share	$0.01	$(3.78)	$(0.88)	$(2.58)

Diluted net income (loss) per common share:
Continuing operations	$0.01	$(3.80)	$(0.89)	$(3.65)
Discontinued operations	—	0.02	0.01	1.07

Diluted net income (loss) per common share	$0.01	$(3.78)	$(0.88)	$(2.58)

        The diluted net income (loss) per common share computations exclude stock options and restricted stock units that are antidilutive. Weighted-average antidilutive shares for the quarter and nine months ended September 30, 2014 were 1.2 million and 1.6 million, respectively. Weighted-average antidilutive shares for the quarter and nine months ended September 30, 2013 were 1.0 million and 0.6 million, respectively.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING AND OTHER EXIT COSTS

        Restructuring and other exit costs were as follows (in thousands):

	Employee Termination Costs	Facility Closure and Relocation Costs	Total
Accrued restructuring and other exit costs at December 31, 2013	$235	$—	$235
Restructuring and other exit costs	2,753	367	3,120
Cash paid for restructuring and other exit costs	(2,577)	(367)	(2,944)

Accrued restructuring and other exit costs at September 30, 2014	$411	$—	$411

        In the quarter ended September 30, 2014, the Company recorded restructuring and other exit costs totaling $0.5 million, which included $0.4 million of facility closure and relocation costs in the Content & Media segment, $0.1 million of employee termination costs in the Communications segment and $0.1 million of unallocated corporate employee termination costs. In the nine months ended September 30, 2014, the Company recorded restructuring and other exit costs totaling $3.1 million, which included $1.5 million, $1.0 million and $0.3 million of employee termination costs in our Content & Media segment, unallocated corporate expenses and Communications segment, respectively, and $0.4 million of facility closure and relocation costs in our Content and Media segment. These restructuring and other exit costs were a result of management's decision to streamline operations, prioritize resources to growth initiatives and increase profitability. At September 30, 2014, accrued restructuring and other exit costs totaled $0.4 million.

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

12. CONTINGENCIES—LEGAL MATTERS

        In June 2011, Memory Lane, Inc., a California corporation, filed a complaint in United States District Court, Central District of California, against Classmates International, Inc., Classmates Online, Inc. and Classmates, Inc. (then known as Memory Lane, Inc.) ("Classmates"), alleging false designation of origin under the Lanham Act, 15 U.S.C. section 1125, and state and common law unfair competition. The complaint included requests for an award of damages and for preliminary and permanent injunctive relief. Notwithstanding the request for preliminary injunctive relief, no motion for such relief was filed. Classmates responded to the complaint in September 2011. In October 2011, the plaintiff amended its complaint to, among other things, dismiss Classmates International, Inc. and add United Online, Inc. as a defendant. In February 2014, the jury issued a verdict for the defendants, concluding that the defendants did not infringe plaintiff's trademark and the court entered judgment in favor of the defendants. In March 2014 plaintiff filed a notice of appeal of the judgment in favor of defendants. The plaintiff's appeal brief was filed in November 2014. The appeal has not yet been argued before the court.

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

        In March 2012, Hope Kelm, Barbara Timmcke, Regina Warfel, Brett Reilly, Juan M. Restrepo, and Jennie H. Pham filed a purported class action complaint (the "Kelm Class Action") in United States District Court, District of Connecticut, against multiple defendants, including United Online, Inc., Classmates, Inc., Classmates International, Inc., and FTD Group, Inc. The complaint alleges (1) violations of the Racketeer Influenced Corrupt Organizations Act ("RICO"), and aiding and abetting violations of such act; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes; (3) violations of the Electronic Communications Privacy Act ("ECPA"), and aiding and abetting violations of such act; (4) violations of the Connecticut Unfair Trade Practices Act, and aiding and abetting violations of such act; (5) violation of California Business and Professions Code section 17602; and (6) unjust enrichment.

        In March 2012, Debra Miller and William Thompson filed a purported class action complaint (the "Miller Class Action") in United States District Court, District of Connecticut, against multiple defendants, including Classmates International, Inc., FTD Group, Inc., Classmates, Inc., and United Online, Inc. The complaint alleges (1) violations of RICO, and aiding and abetting violations of such act; (2) aiding and abetting violations of federal mail fraud, wire fraud and bank fraud statutes; (3) violations of the ECPA, and aiding and abetting violations of such act; (4) violations of the Connecticut Unfair Trade Practices Act, and aiding and abetting violations of such act; (5) violation of California Business and Professions Code section 17602; and (6) unjust enrichment. In April 2012, the Kelm Class Action and the Miller Class Action were consolidated with a related case under the case caption In re Trilegiant Corporation, Inc.

        In addition, in December 2012, David Frank filed a purported class action complaint (the "Frank Class Action") in United States District Court, District of Connecticut, against multiple defendants, including Classmates International, Inc., FTD Group, Inc., Classmates, Inc., and United Online, Inc. The complaint alleges (1) violations of RICO, and aiding and abetting violations of such act; (2) aiding and abetting commissions of mail fraud, wire fraud and bank fraud; (3) violation of the ECPA, and aiding and abetting violations of such act; (4) violations of the Connecticut Unfair Trade Practices Act, and aiding and abetting violations of such act; (5) violation of California Business and Professions Code section 17602; and (6) unjust enrichment. In January 2013, the plaintiff moved to consolidate the Frank Class Action with the In re Trilegiant Corporation, Inc. action. In March 2014, the Court granted the motion to consolidate the Frank Class Action with the In re Trilegiant Corporation, Inc. action, with the latter designated as the lead case. The plaintiffs in the Kelm Class Action, the Miller Class Action and the Frank Class Action seek class certification, restitution and disgorgement of all amounts wrongfully charged to and received from the plaintiffs, damages, treble damages, punitive damages, preliminary and permanent injunctive relief, attorneys' fees, costs of suit, and pre- and post-judgment interest on any amounts awarded.

        On March 28, 2014, the Court issued an order in the In re Trilegiant Corporation, Inc. action dismissing for lack of Article III standing, and inadequately pled corporate parent liability for its subsidiary's actions, Plaintiffs' claims against United Online, Inc., Memory Lane, Inc. (subsequently renamed Classmates, Inc.), FTD Group, Inc., and Classmates International, Inc. The Court ruled that because none of the named Plaintiffs alleged they used services from or were otherwise injured by any of those defendants, the claims against them are dismissed. The Court's dismissal was without prejudice. The deadline for Plaintiffs to file a motion for reconsideration of the Court's Order expired on April 11, 2014, without any such motion being filed. On April 28, 2014, the Plaintiffs filed a motion seeking entry of partial final judgment on, and certification for interlocutory appeal of, the Court's

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

March 28, 2014 orders dismissing the RICO claims and RICO conspiracy claims, the claims against certain credit card company defendants, the nationwide Connecticut Unfair Trade Practices Act class action allegations, and the claims of plaintiffs Warfel, Reilly, Restrepo and Brian Schnabel based on their participation in a previous class action settlement. On May 5, 2014, the Court summarily granted Plaintiff's motion for entry of partial final judgment and certification for interlocutory appeal, but subsequently vacated that order and set a May 23, 2014 deadline for the remaining defendants to file their oppositions to Plaintiff's motion. On May 23, 2014, the remaining defendants filed their opposition briefs to the motion for interlocutory review and, on June 5, 2014, the Plaintiff filed a reply brief. No date has been set for a hearing on Plaintiff's motion. The Plaintiffs' motion did not seek entry of a partial final judgment on, nor certification for interlocutory review of, the Court's dismissal of Plaintiffs' claims against United Online, Inc., Memory Lane, Inc. (subsequently renamed Classmates, Inc.), FTD Group, Inc., and Classmates International, Inc., for lack of Article III standing and inadequately pled corporate parent liability for its subsidiary's actions.

        In January 2013, Unified Messaging Solutions LLC filed a complaint in United States District Court, Northern District of Illinois, against United Online, Inc., Juno Online Services, Inc., NetZero, Inc. and Memory Lane, Inc. (subsequently renamed Classmates, Inc.) alleging patent infringement of five patents related to email index lists. This case is part of a 58 case multidistrict litigation in Chicago, Illinois with two separate "waves" of defendants. In March 2013, United Online, Inc. was dismissed from the action. In March 2014, the plaintiff agreed to stipulate that the remaining defendants had not infringed, and did not infringe, the asserted claims of the patents, and agreed to consent to the entry of judgment in defendants' favor on that basis without prejudice to plaintiff's right to re-assert its claims against defendants if the United States Court of Appeals for the Federal Circuit reversed or modified, in whole or in part, any of the court's rulings on claim construction. On June 13, 2014, the court entered a final judgment dismissing plaintiff's claims of infringement in favor of defendants Juno Online Services, Inc., NetZero, Inc. and Memory Lane, Inc.

        In March 2014, Modern Telecom Systems LLC filed a complaint in the United States District Court for the Central District of California, Southern Division, against Juno Online Services, Inc. and NetZero, Inc. alleging infringement of certain patents relating to the commercial operation of their dial-up internet services. The complaint seeks an injunction, damages and other relief. On July 10, 2014, Juno Online Services, Inc. and NetZero, Inc. were served with the complaint. On July 23, 2014, Juno Online Services, Inc. and NetZero, Inc. were served with an amended complaint in the same matter. The court has set a trial date of January 26, 2016.

        The Company has been cooperating with certain governmental authorities in connection with their respective investigations of its former post- transaction sales practices and certain other current or former business practices.

  •
  In 2010, Classmates, Inc. and FTD.COM Inc. received subpoenas from the Attorney General for the State of Kansas and the Attorney General for the State of Maryland, respectively. These subpoenas were issued on behalf of a Multistate Work Group that currently consists of the Attorneys General for the following states: Alabama, Alaska, Delaware, Florida, Idaho, Illinois, Kansas, Maine, Maryland, Michigan, Nebraska, New Mexico, New Jersey, North Dakota, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, Washington and Wisconsin. The inquiry concerns certain post-transaction sales practices in which these companies previously engaged with certain third-party vendors and certain auto-renewal practices of Classmates, Inc. In the

UNITED ONLINE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CONTINGENCIES—LEGAL MATTERS (Continued)

    second quarter of 2012, the Company received an offer of settlement from the Multistate Work Group consisting of certain injunctive relief and the consideration of two areas of monetary relief: (1) restitution to consumers and (2) a $20 million payment by Classmates, Inc. and FTD.COM for the violations alleged by the Multistate Work Group and to reimburse the Multistate Work Group for its investigation costs. The Company rejected the Multistate Work Group's offer. The Company has since had ongoing discussions with the Multistate Work Group regarding a negotiated resolution. In December 2013, Classmates, Inc. and FTD.COM, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $2.2 million. In February 2014, the Multistate Work Group responded to the Company's settlement offer of $2.2 million with a counter offer of (1) $17.5 million plus (2) restitution by Classmates, Inc. to a group of purchasers of its subscription services. The Multistate Work Group did not provide an explanation as to how the $17.5 million was determined or the proposed allocation of such counter offer between Classmates, Inc. and FTD.COM Inc. In addition, the Multistate Work Group did not propose a limit on the amount of such restitution. The parties continued settlement discussions and offers and in June 2014, Classmates, Inc. and FTD.COM, Inc. proposed to the Multistate Work Group to resolve the matter without admitting liability by making a settlement payment of $5 million plus an additional total $1 million payment for making restitution to a group of purchasers of Classmates, Inc.'s subscription services. In July 2014 the Multistate Work Group sent Classmates, Inc. and FTD.COM a revised Consent Decree containing a demand for a cash payment of $12.5 million plus restitution to a group of purchasers of Classmates, Inc.'s subscription services up to a maximum of $5 million as part of the relief provided for. However, to the extent the restitution claims exceed $2 million, the $12.5 million payment would be reduced dollar for dollar up to a maximum credit of $3 million. In September 2014 Classmates, Inc. and FTD.COM provided the Multistate Work Group with a counter-proposal in the amount of $7 million plus a restitution payment to a group of purchasers of Classmates, Inc.'s subscription services of up to $2 million, and to the extent restitution payments to consumers total less than $2 million, then Classmates, Inc. shall remit the balance of the restitution account to the Attorneys General. In October 2014 the Multistate Work Group sent Classmates, Inc. and FTD.COM a revised Consent Decree containing a demand for a cash payment of $9 million plus restitution to a group of purchasers of Classmates, Inc.'s subscription services up to a maximum of $4 million as part of the relief provided for. The Consent Decree further provides that if Classmates, Inc.'s payments to consumers total less than $4 million, then Classmates, Inc. shall, remit the balance of the restitution account to the Attorneys General. While settlement discussions are ongoing, there can be no assurances as to the terms on which the Multistate Work Group and Classmates, Inc. may agree to settle this matter (and how such settlement may affect Classmates, Inc.'s ongoing business), or that any settlement of this matter may be reached. If no settlement is reached, certain Attorneys General of the Multistate Work Group may file litigation against Classmates, Inc. and, in the event of litigation, Classmates, Inc. intends to vigorously defend itself.

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

        The Company cannot predict the outcome of these or any other governmental investigations or other legal actions or their potential implications for its business. In addition, the Company, at times, has negotiated resolutions related to certain governmental investigations. For example, in 2010, Classmates, Inc. (then known as Classmates Online, Inc.) paid $960,000 to resolve an investigation of the Attorney General for the State of New York related to its former post-transaction sales practices; and in July 2013, Classmates, Inc. (formerly known as Memory Lane, Inc.) paid $300,000 to resolve an investigation of the Attorney General for the District of Columbia related to its former post-transaction sales practices. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with the Company's former post- transaction sales practices or other current or former business practices.

        The Company records a liability when it believes that it is both probable that a loss will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued, and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. The Company may be unable to estimate a possible loss or range of possible loss due to various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if the proceedings are in early stages; (iii) if there is uncertainty as to the outcome of pending appeals, motions or settlements; (iv) if there are significant factual issues to be determined or resolved; and (v) if there are novel or unsettled legal theories presented. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any. At September 30, 2014, the Company had reserves totaling $6.6 million for estimated losses related to certain of the matters noted above. With respect to the legal matters described above, excluding the Multistate Work Group's inquiry of Classmates, Inc., the Company has determined, based on its current knowledge, that the amount of possible loss or range of loss, including any reasonably possible losses in excess of amounts already accrued, is not reasonably estimable. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, even though the Company intends to vigorously defend itself with respect to its legal matters, there can be no assurance that the final outcome of these matters will not materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

        United Online, through its operating subsidiaries, provides consumer services and products over the Internet under a number of brands, including Classmates, StayFriends, Trombi, MyPoints, NetZero, and Juno.

        United Online, Inc. is a Delaware corporation, headquartered in Woodland Hills, California, that commenced operations in 2001 following the merger of dial-up Internet access providers NetZero, Inc. ("NetZero") and Juno Online Services, Inc. ("Juno"). In 2004, we acquired Classmates Online, Inc. (whose name was changed to Classmates, Inc. in December 2013, "Classmates"), a provider of social networking services, and in 2006, we acquired MyPoints.com, Inc. ("MyPoints"), a provider of a loyalty marketing service. In 2008, we acquired FTD Group, Inc., a provider of floral, gift and related products and services to consumers and retail florists, as well as to other retail locations offering floral, gift and related products and services under the FTD and Interflora brands. In June 2012, we acquired schoolFeed, Inc. ("schoolFeed"), an online high school social network that enables members to reconnect and interact with their former classmates. On November 1, 2013, United Online, Inc. consummated the separation of FTD Companies, Inc. (together with its subsidiaries, including FTD Group, Inc., "FTD") from United Online, Inc. through a tax-free distribution of all FTD Companies, Inc. common stock held by United Online, Inc. to United Online, Inc.'s stockholders (the "FTD Spin-Off Transaction"). As a result, FTD's financial results are presented as discontinued operations in our unaudited condensed consolidated financial statements.

        We report our businesses in two reportable segments:

Segment	Services and Products
Content & Media	Social networking services and products and a loyalty marketing service
Communications	Internet access services and devices, including dial-up, mobile broadband, DSL, email, Internet security and web hosting services

        We generate revenues from three primary sources:

  •
  Services revenues.  Services revenues in our Content & Media and Communications segments are derived from selling subscriptions to consumers, who are typically billed in advance for the entire subscription term.

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

        Social Networking Services.    We operate our social networking services as a platform to enable users to locate and interact with acquaintances from their past, with high school affiliations as the primary focus. Our domestic and international social networking services comprise a large and diverse population of users, with approximately 100 million registered accounts at September 30, 2014.

        Domestic.    Our Classmates website (www.classmates.com) primarily serves the U.S. and Canada. Visitors to the Classmates website can experience a substantial amount of content free of charge. Members with free accounts can use our search feature to locate individuals in our database or in our collection of yearbooks; post information and view information posted by other members; tag yearbook photos; and organize reunions and engage in other reunion-related activities. To engage in the premium features, a member is required to purchase a paid membership, which is generally available for terms ranging from three months to two years. Revenues from our Classmates website are derived primarily from the sale of these subscriptions and, to a lesser extent, from advertising fees and other transactions on our website, including the sale of yearbook reprints.

        International.    In addition to our Classmates website, we operate five international websites that offer social networking services, primarily as a social networking platform to reconnect friends and acquaintances from high school. We operate StayFriends in Germany, Sweden, Austria, and Switzerland (www.stayfriends.de, www.stayfriends.se, www.stayfriends.at, and www.stayfriends.ch, respectively), and Trombi in France (www.trombi.com). Similar to the Classmates website, each international website includes free and paid memberships.

        Loyalty Marketing.    Our loyalty marketing service, MyPoints, connects advertisers with its members by allowing members to earn rewards points for engaging in online activities. MyPoints is a free service for consumers who register and provide certain identifying information to receive direct email marketing and other loyalty promotions. Members earn points for responding to email offers, shopping online at the MyPoints website (www.mypoints.com), taking market research companies' surveys, playing MyPoints-branded online games, searching the Internet through a MyPoints branded toolbar, and engaging in other online activities. In addition to these online point earning opportunities, MyPoints also offers a credit card with opportunities to earn points through both online and offline shopping. Rewards points are redeemable primarily in the form of third-party gift cards or electronic codes, currently from approximately 90 merchants, including, among others, leading retailers, restaurants, online payment and prepaid credit card merchants, gas stations, games, airlines, hotels, and theaters. Gift cards are available for purchase on the MyPoints website.

Communications

        Our principal Communications pay service is dial-up Internet access, offered under the NetZero and Juno brands. We also offer mobile broadband, DSL, email, Internet security, web hosting services, and other services. In total, we had 507,000 Communications pay accounts at September 30, 2014, of which 314,000 were Internet access pay accounts and 193,000 were pay accounts subscribed to our other Communications services, including email, Internet security and web hosting services. The majority of our Communications revenues is derived from dial-up Internet access, mobile broadband,

DSL and other Communications services. In addition, our Communications services generate advertising revenues from search placements, display advertisements and online market research associated with our Internet access and email services.

        Internet Access Services.    Our Internet access services consist of dial-up, mobile broadband and, to a much lesser extent, DSL services. Our dial-up Internet access services are provided on both a free and pay basis, with the free services subject to hourly and other limitations. Basic pay dial-up Internet access services include Internet access and an email account. In addition, we offer accelerated dial-up Internet access services which can significantly reduce the time required for certain web pages to load during Internet browsing when compared to our basic dial-up Internet access services. Our accelerated dial-up Internet access services are also bundled with additional benefits, including antivirus software and enhanced email storage, although we also offer each of these features and certain other value-added features as stand-alone pay services. Our dial-up Internet access services are available in approximately 12,000 cities across the U.S. and Canada. We also generate revenues from the resale of telecommunications to third parties. Our Internet access services have typically experienced a higher rate of subscriber additions during the quarter ending March 31 when compared to other quarters, though there can be no assurance that this seasonal trend will continue in the future.

        In 2012, we began offering our mobile broadband service as part of a wholesale agreement with Clearwire. In January 2014, we expanded the coverage area to include the Sprint 3G network. In May 2014, our mobile broadband products and services became available in up to 1,500 retail locations in Texas, California and Florida. We offer consumers the option to access the service by purchasing either a NetZero USB modem to connect a single device, a NetZero personal hotspot that can connect up to eight Wi-Fi enabled devices simultaneously or a home device that is both a modem and Wi-Fi router. NetZero USB, hotspot or home modem customers are able to connect to our mobile broadband service using a variety of devices, including personal computers, tablets, netbooks, smartphones, and smart televisions.

Key Business Metrics

        We review a number of key business metrics to help us monitor our performance and trends affecting our businesses, and to develop forecasts and budgets. These key measures include the following:

        Pay Accounts.    We generate a significant portion of our revenues from our pay accounts, which represent one of the most important drivers of our business model. A pay account is defined as a member who has paid for a subscription to a Content & Media or Communications service, and whose subscription has not terminated or expired. A subscription provides the member with access to our service for a specific term (for example, a month or a year) and may be renewed upon the expiration of each term. One time purchases of our services, with the exception of our free and pre-paid mobile broadband service, are not considered subscriptions and thus, are not included in the pay accounts metric. A pay account does not equate to a unique subscriber because one subscriber could have several pay accounts. In addition, at any point in time, our pay account base includes customers who previously purchased pre-paid mobile broadband service and have been inactive for 90 days or less, as well as a number of accounts receiving a free period of service as either a promotion or retention tool, such as the subscribers receiving our free mobile broadband service, and a number of accounts that have notified us that they are terminating their service but whose service remains in effect. In general, the key business metrics that affect our revenues from our pay accounts base include the number of pay accounts and the average monthly revenue per pay account. A pay account generally becomes a free account following the expiration or termination of the related subscription.

        ARPU.    We monitor average monthly revenue per pay account ("ARPU"), which is calculated by dividing services revenues generated from the pay accounts of our Content & Media or

Communications segment, as applicable, for a period (after translation into U.S. Dollars) by the average number of segment pay accounts for that period, divided by the number of months in that period. The average number of pay accounts is the simple average of the number of pay accounts at the beginning and the end of a period. ARPU may fluctuate significantly from period to period as a result of a variety of factors, including, but not limited to, the extent to which promotional, discounted or retention pricing is used to attract new, or retain existing, paying subscribers; changes in the mix of pay services and the related pricing plans; increases or decreases in the price of our services; the timing of pay accounts being added or removed during a period; and for the Content & Media segment the average foreign currency exchange rate between the U.S. Dollar and the Euro.

        Churn.    To evaluate the retention characteristics of our membership base, we also monitor the percentage of pay accounts that terminate or expire, which we refer to as our average monthly churn rate. Our average monthly churn rate for a period is calculated as the total number of pay accounts that terminated or expired in a period divided by the average number of pay accounts for that period, divided by the number of months in that period. Our average monthly churn percentage may fluctuate from period to period due to our mix of subscription terms, which affects the timing of subscription expirations, and other factors. We make certain normalizing adjustments to the calculation of our churn percentage for periods in which we add a significant number of pay accounts due to acquisitions. For our Communications segment pay accounts, we do not include in our churn calculation accounts canceled during the first 30 days of service, other than dial-up accounts that have upgraded from free accounts, and we do not include customers who previously purchased pre-paid mobile broadband service and have been inactive for 90 days or less. A number of such accounts nevertheless will be included in our account totals at any given measurement date. Subscribers who cancel one pay service but subscribe to another pay service are not necessarily considered to have canceled a pay account depending on the services and, as such, our segment churn rates are not necessarily indicative of the percentage of subscribers canceling any particular service.

        Active Accounts.    We monitor the number of active accounts among our membership base. Content & Media segment active accounts are defined as the sum of all pay accounts as of the date presented; the monthly average for the period of all free accounts who have visited our domestic or international social networking websites (excluding schoolFeed, The Names Database and Yearbook app), at least once during the period; and the monthly average for the period of all loyalty marketing members who have earned or redeemed points during such period. Communications segment active accounts include all Communications segment pay accounts as of the date presented combined with the number of free dial-up Internet access and email accounts that logged on to our services at least once during the preceding 31 days. Content & Media segment and Communications segment active accounts for six-month, nine-month and annual periods are calculated as a simple average of the quarterly active accounts for each respective segment.

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

	Quarter Ended					Nine Months Ended September 30,
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
						2014	2013
Consolidated:
Revenues (in thousands)	$52,862	$54,600	$55,369	$62,644	$56,239	$162,831	$170,970
Content & Media:
Segment revenues (in thousands)	$27,789	$28,616	$29,843	$35,869	$32,233	$86,248	$97,978
% of consolidated revenues	53%	52%	54%	57%	57%	53%	57%
Pay accounts (in thousands)	2,485	2,519	2,574	2,632	2,690	2,485	2,690
Segment churn	2.8%	3.0%	3.2%	3.0%	2.9%	3.0%	3.1%
ARPU	$2.49	$2.49	$2.49	$2.54	$2.52	$2.48	$2.48
Segment active accounts (in millions)	9.5	9.8	10.8	10.3	10.3	10.0	10.7
Average currency exchange rate: EUR to USD	1.33	1.37	1.37	1.36	1.33	1.36	1.32
Communications:
Segment revenues (in thousands)	$25,295	$26,195	$25,674	$26,929	$24,354	$77,164	$73,929
% of consolidated revenues	48%	48%	46%	43%	43%	47%	43%
Pay accounts (in thousands):
Access	314	328	343	346	360	314	360
Other	193	197	202	207	213	193	213

Total pay accounts	507	525	545	553	573	507	573
Segment churn	2.8%	3.0%	3.1%	2.7%	2.7%	3.0%	2.9%
ARPU	$10.91	$10.72	$10.42	$9.74	$9.41	$10.74	$9.31
Segment active accounts (in millions)	1.1	1.1	1.1	1.2	1.2	1.1	1.2

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

Technology and Development

        Technology and development expenses include expenses for product development, maintenance of existing software, technology and websites, and development of new or improved software and technology, including personnel-related expenses for our technology group in various locations. Costs incurred by us to manage and monitor our technology and development activities are expensed as incurred.

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

Results of Operations

        The following tables set forth, for the periods presented, selected historical consolidated statements of operations and segment information data. The information contained in the tables below should be read in conjunction with Liquidity and Capital Resources, Contractual Obligations, and Other Commitments included in this Item 2, as well as Quantitative and Qualitative Disclosures About Market Risk included in Part I, Item 3 of this Quarterly Report on Form 10-Q, and the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

        The results of operations discussion below reflects certain revisions to previously-issued financial statements. See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I—Item 1—"Financial Statements" for a description of such revisions.

        Unaudited condensed consolidated statement of operations information was as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$52,862	$56,239	$162,831	$170,970
Operating expenses:
Cost of revenues	16,950	16,974	53,397	55,321
Sales and marketing	11,078	13,038	39,044	42,535
Technology and development	6,527	7,777	21,365	24,753
General and administrative	14,878	12,162	49,233	42,161
Amortization of intangible assets	1,560	1,361	4,324	4,062
Contingent consideration—fair value adjustment	—	—	—	(5,124)
Restructuring and other exit costs	533	276	3,120	2,503
Impairment of goodwill, intangible assets and long-lived assets	—	52,762	—	52,762

Total operating expenses	51,526	104,350	170,483	218,973

Operating income (loss)	1,336	(48,111)	(7,652)	(48,003)
Interest income	102	88	293	160
Other income (expense), net	257	(64)	325	247

Income (loss) before income taxes	1,695	(48,087)	(7,034)	(47,596)
Provision for (benefit from) income taxes	1,548	1,924	5,456	(500)

Income (loss) from continuing operations	147	(50,011)	(12,490)	(47,096)
Income from discontinued operations, net of tax	59	275	59	14,124

Net income (loss)	$206	$(49,736)	$(12,431)	$(32,972)

        Information for our two reportable segments, which excludes depreciation and amortization of intangible assets, was as follows (in thousands):

	Content & Media		Communications
	Quarter Ended September 30,		Quarter Ended September 30,
	2014	2013	2014	2013
Revenues	$27,789	$32,233	$25,295	$24,354
Operating expenses:
Cost of revenues	5,218	6,977	10,110	8,139
Sales and marketing	8,044	9,640	3,146	3,641
Technology and development	3,304	4,531	1,955	2,079
General and administrative	5,179	1,881	2,683	2,377
Restructuring and other exit costs	370	276	92	—
Impairment of goodwill, intangible assets and long-lived assets	—	52,762	—	—

Total operating expenses	22,115	76,067	17,986	16,236

Segment income (loss) from operations	$5,674	$(43,834)	$7,309	$8,118

	Content & Media		Communications
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$86,248	$97,978	$77,164	$73,929
Operating expenses:
Cost of revenues	17,302	22,338	30,781	24,925
Sales and marketing	28,238	31,008	10,896	12,146
Technology and development	11,365	14,540	6,305	5,964
General and administrative	19,045	12,083	7,649	7,858
Contingent consideration—fair value adjustment	—	(5,124)	—	—
Restructuring and other exit costs	1,827	2,503	271	—
Impairment of goodwill, intangible assets and long-lived assets	—	52,762	—	—

Total operating expenses	77,777	130,110	55,902	50,893

Segment income (loss) from operations	$8,471	$(32,132)	$21,262	$23,036

Quarter and Nine Months Ended September 30, 2014 compared to Quarter and Nine Months Ended September 30, 2013

Consolidated Results

Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Revenues	$52,862	$56,239	$(3,377)	(6)%	$162,831	$170,970	$(8,139)	(5)%
Revenues as a percentage of total segment revenues:
Content & Media	52.3%	57.0%			52.8%	57.0%
Communications	47.7%	43.0%			47.2%	43.0%

        The decrease in consolidated revenues for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, was primarily due to a $4.4 million decrease in revenues from our Content & Media segment, partially offset by a $0.9 million increase in revenues from our Communications segment.

        The decrease in consolidated revenues for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to an $11.7 million decrease in revenues from our Content & Media segment, partially offset by a $3.2 million increase in revenues from our Communications segment.

Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Cost of revenues	$16,950	$16,974	$(24)	—%	$53,397	$55,321	$(1,924)	(3)%
Cost of revenues as a percentage of total segment cost of revenues:
Content & Media	34.0%	46.2%			36.0%	47.3%
Communications	66.0%	53.8%			64.0%	52.7%

        The decrease in consolidated cost of revenues for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, was primarily due to a $1.8 million decrease in cost of revenues associated with our Content & Media segment and a $0.2 million decrease in depreciation and amortization expense, largely offset by a $2.0 million increase in cost of revenues associated with our Communications segment.

        The decrease in consolidated cost of revenues for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to a $5.0 million decrease in cost of revenues associated with our Content & Media segment and a $2.8 million decrease in depreciation and amortization expense, partially offset by a $5.9 million increase in cost of revenues from our Communications segment.

Sales and Marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Sales and marketing	$11,078	$13,038	$(1,960)	(15)%	$39,044	$42,535	$(3,491)	(8)%
Sales and marketing expenses as a percentage of total segment sales and marketing expenses:
Content & Media	71.9%	72.6%			72.2%	71.9%
Communications	28.1%	27.4%			27.8%	28.1%

        The decrease in consolidated sales and marketing expenses for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, was primarily due to a $1.6 million decrease in sales and marketing expenses associated with our Content & Media segment and a $0.5 million decrease in sales and marketing expenses associated with our Communications segment.

        The decrease in consolidated sales and marketing expenses for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to a $2.8 million decrease in sales and marketing expenses associated with our Content & Media segment and a $1.3 million decrease in sales and marketing expenses associated with our Communications segment. These decreases were partially offset by a $0.3 million increase in depreciation expense.

Technology and Development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Technology and development	$6,527	$7,777	$(1,250)	(16)%	$21,365	$24,753	$(3,388)	(14)%
Technology and development expenses as a percentage of total segment technology and development expenses:
Content & Media	62.8%	68.5%			64.3%	70.9%
Communications	37.2%	31.5%			35.7%	29.1%

        The decrease in consolidated technology and development expenses for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, was primarily due to a $1.2 million decrease in technology and development expenses associated with our Content & Media segment.

        The decrease in consolidated technology and development expenses for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was due to a $3.2 million decrease in technology and development expenses associated with our Content & Media segment and a $0.6 million decrease in depreciation expense, partially offset by a $0.3 million increase in technology and development expenses associated with our Communications segment.

General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
General and administrative	$14,878	$12,162	$2,716	22%	$49,233	$42,161	$7,072	17%
General and administrative expenses as a percentage of total segment general and administrative expenses:
Content & Media	65.9%	44.2%			71.3%	60.6%
Communications	34.1%	55.8%			28.7%	39.4%

        The increase in consolidated general and administrative expenses for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, was primarily due to a $3.3 million increase in general and administrative expenses associated with our Content & Media segment and a $0.3 million increase in general and administrative expenses associated with our Communications segment, partially offset by a $0.9 million decrease in unallocated corporate expenses.

        The increase in consolidated general and administrative expenses for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to a $7.0 million increase in general and administrative expenses associated with our Content & Media segment and a $0.5 million increase in unallocated corporate expenses. These increases were partially offset by a $0.2 million decrease in depreciation expense and a $0.2 million decrease in general and administrative expenses associated with our Communications segment.

Amortization of Intangible Assets

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Amortization of intangible assets	$1,560	$1,361	$199	15%	$4,324	$4,062	$262	6%

        The increases in consolidated amortization of intangible assets for the quarter and nine months ended September 30, 2014, compared to the quarter and nine months ended September 30, 2013, were primarily due to a $0.2 million increase in amortization expense attributable to the acceleration of certain intangible assets associated with schoolFeed, Inc. ("schoolFeed") due to a change in strategy for that business.

Contingent Consideration—Fair Value Adjustment

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Contingent consideration—fair value adjustment	$—	$(5,124)	$5,124	(100)%

        During the nine months ended September 30, 2013, the Company recognized a benefit of $5.1 million as a result of changes in the estimated fair value of contingent consideration related to the acquisition in June 2012 of schoolFeed, due to the restriction of certain functionality of the schoolFeed app by Facebook, which limited schoolFeed's ability to use the Facebook platform to contact users who were not registered members of schoolFeed. Subsequently, in May 2013, Facebook discontinued the schoolFeed app's access to the Facebook platform, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of

Facebook content through the schoolFeed app. We had accrued $3.4 million for the contingent consideration payment for the earnout period ended June 30, 2013, which was paid in August 2013. For the June 30, 2014 earnout period, no contingent consideration was earned. We do not currently expect any contingent consideration will be earned for the remaining earnout period ending June 30, 2015.

Restructuring and Other Exit Costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Restructuring and other exit costs	$533	$276	$257	93%	$3,120	$2,503	$617	25%

        Consolidated restructuring and other exit costs for the quarter ended September 30, 2014 included $0.4 million of facility closure and relocation costs in our Content & Media segment, $0.1 million of employee termination costs in our Communications segment and $0.1 million of unallocated corporate employee termination costs. Consolidated restructuring and other exit costs for the nine months ended September 30, 2014 included $1.5 million, $1.0 million and $0.3 million of employee termination costs in our Content & Media segment, unallocated corporate expenses and Communications segment, respectively, and $0.4 million of facility closure and relocation costs in our Content and Media segment. These restructuring and other exit costs were a result of our decision to streamline operations, prioritize resources to growth initiatives and increase profitability. At September 30, 2014, accrued restructuring and other exit costs totaled $0.4 million.

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

Impairment of Goodwill, Intangible Assets and Long-Lived Assets

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Impairment of goodwill, intangible assets and long-lived assets	$—	$52,762	$(52,762)	(100)%	$—	$52,762	$(52,762)	(100)%

        A goodwill impairment charge totaling $52.8 million was recognized in the quarter and nine months ended September 30, 2013 due to a material reduction in the fair value of our Classmates reporting unit.

Interest Income

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Interest income	$102	$88	$14	16%	$293	$160	$133	83%

        Consolidated interest income remained relatively flat for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013.

        The increase in consolidated interest income for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to higher invested cash balances at our India subsidiary.

Other Income (Expense), Net

	Quarter Ended September 30,		Change			Nine Months Ended September 30,		Change
	2014	2013	$	%		2014	2013	$	%
	(in thousands, except percentages)
Other income (expense), net	$257	$(64)	$321		*	$325	$247	$78	32%

*
Not meaningful

        The increase in consolidated other income (expense), net, for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, was due to an increase in realized and unrealized gains related to forward currency exchange contracts, partially offset by a decrease in gains associated with foreign exchange remeasurement.

        The increase in consolidated other income (expense), net, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to an increase in realized and unrealized gains related to forward currency exchange contracts, partially offset by a decrease in gains associated with foreign exchange remeasurement.

Provision for (Benefit from) Income Taxes

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,548	$1,924	$5,456	$(500)
Effective income tax rate	91.3%	(4.0)%	(77.6)%	1.1%

        For the quarter ended September 30, 2014, we recorded a provision for income taxes totaling $1.5 million on pre-tax income of $1.7 million, compared to a provision for income taxes of $1.9 million on pre-tax loss of $48.1 million for the quarter ended September 30, 2013. Our effective income tax rate of 91.3% for the quarter ended September 30, 2014 was primarily due to a provision for income taxes related to our foreign operations and an income tax accrual related to certain goodwill assets. Our tax provision has an unusual relationship to pre-tax income primarily due to the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the tax expense recorded in the quarter ended September 30, 2014 included an accrual of a non-cash tax benefit of approximately $0.3 million in connection with the tax amortization of certain goodwill assets that is not available to offset existing deferred tax assets (termed "naked credits"). Specifically, we do not consider the deferred tax liabilities related to certain goodwill assets when determining the need for a valuation allowance. The change in our effective income tax rate for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, was primarily due to the tax effect of goodwill impairment charges recorded in the quarter ended September 30, 2013.

        For the nine months ended September 30, 2014, we recorded a provision for income taxes totaling $5.5 million on a pre-tax loss of $7.0 million, compared to a benefit from income taxes of $0.5 million on pre-tax loss of $47.6 million for the nine months ended September 30, 2013. Our negative effective income tax rate of 77.6% for the nine months ended September 30, 2014 was primarily due to the impact of a provision for income taxes related to our foreign operations and an income tax accrual related to certain goodwill assets. The change in our effective income tax rate for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to the tax effect of goodwill impairment charges recorded in the nine months ended September 30, 2013.

Content & Media Segment Results

Content & Media Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Services	$18,690	$20,501	$(1,811)	(9)%	$57,282	$62,256	$(4,974)	(8)%
Products	703	838	(135)	(16)%	2,051	2,492	(441)	(18)%
Advertising and other	8,396	10,894	(2,498)	(23)%	26,915	33,230	(6,315)	(19)%

Total Content & Media Revenues	$27,789	$32,233	$(4,444)	(14)%	$86,248	$97,978	$(11,730)	(12)%

ARPU	$2.49	$2.52	$(0.03)	(1)%	$2.48	$2.48	$—	—%
Average pay accounts	2,502	2,705	(203)	(8)%	2,558	2,777	(219)	(8)%

        Content & Media advertising and other revenues for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, decreased primarily due to a decrease in advertising revenues from our loyalty marketing services as a result of a decline in the number of direct billing partners and advertisers, as well as a decrease in loyalty marketing active accounts. The decrease in Content & Media services revenues was a result of an 8% decrease in the number of average pay accounts.

        Content & Media advertising and other revenues for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, decreased primarily due to a decrease in advertising revenues from our loyalty marketing services as a result of a decline in the number of direct billing partners and advertisers, as well as a decrease in loyalty marketing active accounts. The decrease in Content & Media services revenues was a result of an 8% decrease in the number of average pay accounts. Adjusting for the favorable impact of foreign currency exchange rates, ARPU decreased by 1%. The decrease in Content & Media products revenues was primarily related to the termination, in 2013, of an agreement to sell merchandise. Adjusting for the favorable impact of foreign currency exchange rates of $0.7 million due to a stronger Euro versus the U.S. Dollar, Content & Media revenues decreased by $12.4 million, or 13%.

Content & Media Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Content & Media cost of revenues	$5,218	$6,977	$(1,759)	(25)%	$17,302	$22,338	$(5,036)	(23)%
Content & Media cost of revenues as a percentage of Content & Media revenues	18.8%	21.6%			20.1%	22.8%

        The decrease in Content & Media cost of revenues for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, was due to a $0.8 million decrease in costs related to the sale of gift cards, a $0.4 million decrease in cost of points earned by members of our loyalty marketing services as a result of lower revenues and a $0.4 million decrease in personnel and overhead-related costs.

        The decrease in Content & Media cost of revenues for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was due to a $1.8 million decrease in cost of points earned by members of our loyalty marketing services as a result of lower revenues, a $1.5 million decrease in costs related to the sale of gift cards, a $0.6 million decrease in hosting-related fees, a $0.5 million decrease in personnel and overhead-related costs, and a $0.5 million decrease in costs associated with the termination, in 2013, of an agreement to sell merchandise.

Content & Media Sales and Marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Content & Media sales and marketing	$8,044	$9,640	$(1,596)	(17)%	$28,238	$31,008	$(2,770)	(9)%
Content & Media sales and marketing expenses as a percentage of Content & Media revenues	28.9%	29.9%			32.7%	31.6%

        The decrease in Content & Media sales and marketing expenses for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, was primarily due to a $0.9 million decrease in personnel and overhead-related costs due to our restructuring initiatives, a $0.4 million decrease in costs to acquire new social networking members to improve the efficiency of the member acquisition spend, and a $0.3 million decrease in costs to acquire new loyalty marketing members due to the change in MyPoints strategy that deemphasizes low margin activities. These low margin activities were highly dependent upon new members due to higher churn associated with them.

        The decrease in Content & Media sales and marketing expenses for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to a $2.2 million decrease in personnel and overhead-related costs due to our restructuring initiatives and a $0.6 million decrease in costs to acquire new loyalty marketing members due to the change in MyPoints strategy that deemphasizes low margin activities. These low margin activities were highly dependent upon new members due to higher churn associated with them.

Content & Media Technology and Development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Content & Media technology and development	$3,304	$4,531	$(1,227)	(27)%	$11,365	$14,540	$(3,175)	(22)%
Content & Media technology and development expenses as a percentage of Content & Media revenues	11.9%	14.1%			13.2%	14.8%

        The decreases in Content & Media technology and development expenses for the quarter and nine months ended September 30, 2014, compared to the quarter and nine months ended September 30, 2013, were the result of decreases in personnel and overhead-related costs due to our restructuring initiatives.

Content & Media General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Content & Media general and administrative	$5,179	$1,881	$3,298	175%	$19,045	$12,083	$6,962	58%
Content & Media general and administrative expenses as a percentage of Content & Media revenues	18.6%	5.8%			22.1%	12.3%

        The increase in Content & Media general and administrative expenses for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, was primarily due to a $2.8 million insurance reimbursement related to a legal settlement, which was recorded in the quarter ended September 30, 2013 and a $1.3 million reserve for legal settlements recorded in the quarter ended September 30, 2014, partially offset by a $0.7 million decrease in personnel and overhead-related costs and a $0.2 million decrease in bad debt expense.

        The increase in Content & Media general and administrative expenses for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to a $5.4 million increase in reserves for legal settlements and a $2.8 million insurance reimbursement related to a legal settlement, which was recorded in the nine months ended September 30, 2013, partially offset by a $1.0 million decrease in personnel and overhead-related costs and a $0.4 million decrease in bad debt expense.

Content & Media Contingent Consideration—Fair Value Adjustment

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Content & Media contingent consideration—fair value adjustment	$—	$(5,124)	$5,124	(100)%

        During the nine months ended September 30, 2013, the Company recognized a benefit of $5.1 million as a result of changes in the estimated fair value of contingent consideration related to the acquisition in June 2012 of schoolFeed, due to the restriction of certain functionality of the schoolFeed app by Facebook, which limited schoolFeed's ability to use the Facebook platform to contact users who were not registered members of schoolFeed. Subsequently, in May 2013, Facebook discontinued the schoolFeed app's access to the Facebook platform, which resulted in the termination of future new installations of the schoolFeed app through Facebook, as well as the discontinuance of the sharing of Facebook content through the schoolFeed app. We had accrued $3.4 million for the contingent consideration payment for the earnout period ended June 30, 2013, which was paid in August 2013. For the June 30, 2014 earnout period, no contingent consideration was earned. We do not currently expect any contingent consideration will be earned for the remaining earnout period ending June 30, 2015.

Content & Media Restructuring and Other Exit Costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Content & Media restructuring and other exit costs	$370	$276	$94	34%	$1,827	$2,503	$(676)	(27)%

        Content & Media restructuring and other exit costs for the quarter ended September 30, 2014 included $0.4 million of facility closure and relocation costs. Content & Media restructuring and other exit costs for the nine months ended September 30, 2014 consisted of $1.5 million of employee termination costs and $0.4 million of facility closure and relocation costs. These restructuring charges were the result of management's decision to streamline operations, prioritize resources to growth initiatives and increase profitability.

        Content & Media restructuring and other exit costs for the quarter ended September 30, 2013 included $0.3 million of employee termination costs. Content & Media restructuring and other exit costs for the nine months ended September 30, 2013 totaled $2.5 million, including $2.3 million of employee termination costs and $0.2 million of contract termination costs.

Content & Media Impairment of Goodwill, Intangible Assets and Long-Lived Assets

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Content Media impairment of goodwill, intangible assets and long-lived assets	$—	$52,762	$(52,762)	(100)%	$—	$52,762	$(52,762)	(100)%

        A goodwill impairment charge totaling $52.8 million was recognized in the quarter and nine months ended September 30, 2013 due to a material reduction in the fair value of our Classmates reporting unit.

Communications Segment Results

Communications Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Services	$17,097	$16,706	$391	2%	$51,874	$51,861	$13	—%
Products	1,397	778	619	80%	4,838	2,730	2,108	77%
Advertising	6,801	6,870	(69)	(1)%	20,452	19,338	1,114	6%

Total Communications Revenues	$25,295	$24,354	$941	4%	$77,164	$73,929	$3,235	4%

ARPU	$10.91	$9.41	$1.50	16%	$10.74	$9.31	$1.43	15%
Average number of dial-up Internet access pay accounts	226	292	(66)	(23)%	242	315	(73)	(23)%

        The increase in Communications revenues for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, consisted primarily of a $0.6 million increase in products revenues driven by the sale of mobile broadband devices from higher signups and lower discounting on devices, as well as a $0.4 million increase in services revenues driven by the increase in the number of mobile broadband subscribers and an overall increase in mobile broadband ARPU. The increase in ARPU was due to a higher percentage of mobile broadband subscribers, which have higher ARPUs, as well as an increase in mobile broadband ARPU for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013. These increases were partially offset by decreases in dial-up and DSL services revenues.

        The increase in Communications revenues for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, consisted primarily of a $2.1 million increase in products revenues driven by the sale of mobile broadband devices from higher signups and lower discounting on devices and a $1.1 million increase in advertising revenues due to higher advertising rates driven by optimization of our advertising revenues. The increase in Communications services revenues for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was due to an $8.9 million increase in mobile broadband services revenues driven by the increase in the number of mobile broadband subscribers, largely offset by an $8.6 million decrease in dial-up and DSL services revenues. The increase in ARPU was due to a higher percentage of mobile broadband subscribers, which have higher ARPUs, as well as an increase in mobile broadband ARPU for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Communications Cost of Revenues

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Communications cost of revenues	$10,110	$8,139	$1,971	24%	$30,781	$24,925	$5,856	23%
Communications cost of revenues as a percentage of Communications revenues	40.0%	33.4%			39.9%	33.7%

        The increase in Communications cost of revenues for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, was primarily due to a $2.5 million increase in costs associated with our mobile broadband service due to increased subscribers, partially offset by a $0.3 million decrease in costs associated with our DSL service due to a decrease in the number of DSL pay accounts and a $0.2 million decrease in customer support and billing-related costs due to a decrease in the number of dial-up Internet access pay accounts. Included in the cost associated with our mobile broadband services is an inventory markdown totaling $0.5 million, which was recorded in the quarter ended September 30, 2014, related to Clearwire mobile broadband devices that will be obsolete by the end of 2015.

        The increase in Communications cost of revenues for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due a $8.4 million increase in costs associated with our mobile broadband service due to increased subscribers. The increase was partially offset by a $1.4 million decrease in costs associated with our DSL service due to a decrease in the number of DSL pay accounts, as well as a $0.6 million decrease in telecommunications costs and a $0.5 million decrease in customer support and billing-related costs due to a decrease in the number of dial-up Internet access pay accounts. In addition, costs associated with our email and Internet security services decreased by $0.3 million. Included in the cost associated with our mobile broadband services is an inventory markdown totaling $0.5 million, which was recorded in the nine months ended September 30, 2014, related to Clearwire mobile broadband devices that will be obsolete by the end of 2015.

Communications Sales and Marketing

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Communications sales and marketing	$3,146	$3,641	$(495)	(14)%	$10,896	$12,146	$(1,250)	(10)%
Communications sales and marketing expenses as a percentage of Communications revenues	12.4%	15.0%			14.1%	16.4%

        The decrease in Communications sales and marketing expenses for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, was primarily due to a $0.3 million decrease in marketing costs associated with our mobile broadband services due to more efficient customer acquisition spend as a result of the launch of the mobile broadband service on Sprint's 3G Network.

        The decrease in Communications sales and marketing expenses for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to a $0.8 million decrease in marketing costs associated with our mobile broadband services due to more efficient customer acquisition spend as a result of the launch of the mobile broadband service on Sprint's 3G Network and a $0.4 million decrease in marketing costs associated with our dial-up services due to a decrease in demand for dial-up Internet access.

Communications Technology and Development

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Communications technology and development	$1,955	$2,079	$(124)	(6)%	$6,305	$5,964	$341	6%
Communications technology and development expenses as a percentage of Communications revenues	7.7%	8.5%			8.2%	8.1%

        The decrease in Communications technology and development expenses for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, was due to a decrease in personnel and overhead-related costs.

        The increase in Communications technology and development expenses for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was due to an increase in personnel and overhead-related costs.

Communications General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Communications general and administrative	$2,683	$2,377	$306	13%	$7,649	$7,858	$(209)	(3)%
Communications general and administrative expenses as a percentage of Communications revenues	10.6%	9.8%			9.9%	10.6%

        The increase in Communications general and administrative expenses for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, was primarily due to a $0.2 million increase in professional services and consulting fees.

        The decrease in Communications general and administrative expenses for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to a $0.1 million decrease in professional services and consulting fees.

Communications Restructuring and Other Exit Costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Communications restructuring and other exit costs	$92	$—	$92	N/A	$271	$—	$271	N/A

        Communications restructuring and other exit costs for the quarter and nine months ended September 30, 2014, consisted primarily of employee termination costs.

Corporate Revenues

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands, except percentages)
Corporate revenues	$100	$—	$100	N/A

        Corporate revenues for the nine months ended September 30, 2014 were related to transition services provided to FTD in connection with the FTD Spin-Off Transaction, which was consummated on November 1, 2013. There were no corporate revenues for the quarter ended September 30, 2014.

Unallocated Corporate Expenses

Unallocated Corporate General and Administrative

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Unallocated corporate general and administrative	$6,618	$7,506	$(888)	(12)%	$21,367	$20,825	$542	3%

        The decrease in unallocated corporate general and administrative expenses, excluding depreciation and amortization of intangible assets, for the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013, was primarily due to a $0.9 million decrease in transaction-related costs and a $0.4 million decrease in personnel and overhead-related costs, partially offset by a $0.4 million increase in professional services and consulting fees.

        The increase in unallocated corporate general and administrative expenses, excluding depreciation and amortization of intangible assets, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to a $0.9 million increase in professional services and consulting fees and a $0.4 million increase in personnel and overhead-related costs, partially offset by a $0.8 million decrease in transaction-related costs.

Unallocated Corporate Restructuring and Other Exit Costs

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentages)
Unallocated corporate restructuring and other exit costs	$71	$—	$71	N/A	$1,022	$—	$1,022	N/A

        Unallocated corporate restructuring and other exit costs for the quarter and nine months ended September 30, 2014 consisted of employee termination costs.

Liquidity and Capital Resources

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

        Our total cash and cash equivalents balance increased by $8.0 million, or 12%, to $76.3 million at September 30, 2014, compared to $68.3 million at December 31, 2013. Our summary cash flows for the periods presented were as follows (in thousands):

	Nine Months September 30,
	2014	2013
Net cash provided by operating activities from continuing operations	$20,231	$21,848
Net cash used for investing activities from continuing operations	$(9,586)	$(8,686)
Net cash used for financing activities from continuing operations	$(1,498)	$(30,946)

        Net cash provided by operating activities from continuing operations decreased by $1.6 million, or 7%. The decrease was due to a $41.1 million decrease in non-cash items, which consisted of a $52.8 million goodwill impairment charge recorded in the nine months ended September 30, 2013, as well as a $3.0 million decrease in depreciation and amortization. These non-cash decreases were partially offset by a $9.1 million increase in deferred taxes, a $5.1 million benefit related to the change in the estimated fair value of contingent consideration in the nine months ended September 30, 2013 and a $0.6 million increase in stock-based compensation. The decrease in net cash provided by operating activities was largely offset by a $34.6 million decrease in loss from continuing operations and a $4.9 million favorable change in working capital. Changes in working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

        Net cash used for investing activities from continuing operations increased by $0.9 million, or 10%. The increase was primarily due to an increase in purchases of property and equipment.

        Capital expenditures for the nine months ended September 30, 2014 totaled $8.9 million. At September 30, 2014 and December 31, 2013, we had $2.7 million and $0.4 million, respectively, of property and equipment that was not yet paid for and was included in accounts payable in the consolidated balance sheets. We currently anticipate that our total capital expenditures for 2014 will be in the range of $12.5 million to $14.0 million, which includes the aforementioned $0.4 million of purchases on account at December 31, 2013. The actual amount of future capital expenditures may fluctuate due to a number of factors, including, without limitation, potential future acquisitions and new business initiatives, which are difficult to predict and which could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment.

        Net cash used for financing activities from continuing operations decreased by $29.4 million, or 95%. The decrease was primarily due to the discontinuation of cash dividend payments. We paid cash dividends of $28.8 million in the nine months ended September 30, 2013. In January 2014, we announced that United Online, Inc.'s Board of Directors determined to discontinue cash dividend payments in order to provide financial flexibility to support anticipated long-term growth initiatives. In addition, we paid cash for contingent consideration totaling $3.4 million and paid $1.0 million for repurchases of common stock in the nine months ended September 30, 2013. The decrease in cash used for financing activities was partially offset by a decrease of $3.6 million in proceeds from exercises of stock options and employee stock plan purchases.

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

United Online, Inc.'s Board of Directors has approved and ratified the Program through December 31, 2014, which date was recently extended by the Board of Directors (in October 2014) to December 31, 2015. There were no repurchases under the Program during the year ended December 31, 2013 or the nine months ended September 30, 2014 and, at September 30, 2014, the authorization remaining under the Program was $80.0 million through December 31, 2014 (subsequently extended to December 31, 2015).

        Cash flows from financing activities may also be negatively impacted by the withholding of a portion of shares underlying the restricted stock units we grant to employees. In general, we currently do not collect the minimum statutory employee withholding taxes from employees upon vesting of restricted stock units. Instead, we automatically withhold, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the minimum statutory employee withholding taxes due. We then pay the minimum statutory withholding taxes in cash. The withholding of these shares, although accounted for as a common stock repurchase, does not reduce the amount available under the Program. Similar to repurchases of common stock under the Program, the net effect of such withholding will adversely impact our cash flows from financing activities. The amounts remitted in the nine months ended September 30, 2014 and 2013 were $2.4 million and $3.4 million, respectively, for which we withheld 0.2 million and 0.3 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount we pay in future periods will vary based on our stock price and the number of applicable restricted stock units vesting during the period.

        On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency. We recorded $3.1 million of restructuring and other exit costs in the nine months ended September 30, 2014, which consisted of $2.8 million of employee termination costs and $0.4 million of facility closure and relocation costs. During the nine months ended September 30, 2014, we paid $2.9 million of restructuring and other exit costs. At September 30, 2014, accrued restructuring and other exit costs totaled $0.4 million, which will be paid over the next 12 months.

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

Contractual Obligations

        There were no significant changes to our contractual obligations during the quarter or nine months ended September 30, 2014.

        At September 30, 2014, we had liabilities for uncertain tax positions totaling $12.6 million, of which $8.9 million was expected to be due in less than one year. We are not able to reasonably estimate when or if cash payments for long-term liabilities related to uncertain tax positions will occur.

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

Off-Balance Sheet Arrangements

        At September 30, 2014, we did not have any off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K) that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Recent Accounting Pronouncements

        See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I—Item 1—"Financial Statements" for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial condition, results of operations and cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks arising from transactions in the normal course of business, principally risk associated with interest rate and foreign currency exchange rate fluctuations.

Interest Rate Risk

        While we do not currently maintain any short-term investments, we do invest in money market funds and time deposits, which are classified as cash and cash equivalents in our consolidated balance sheets. Therefore, our interest income is sensitive to changes in the general level of U.S. and certain foreign interest rates. At September 30, 2014, we did not have any fixed or floating rate debt obligations.

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

        We currently utilize forward foreign currency exchange contracts to protect the value of our net investments in certain foreign subsidiaries and certain forecasted cash flows denominated in currencies other than the U.S. Dollar. These contracts are designated as hedges of net investments in foreign entities and hedges of cash flows. At September 30, 2014, the notional value of open forward foreign currency exchange contracts accounted for as net investment and cash flow hedges totaled $2.4 million and $1.8 million, respectively.

        We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for our foreign currency exchange contracts could be experienced in the near term. If the U.S. dollar weakened or strengthened by 10%, the impact on accumulated other comprehensive income would be immaterial at September 30, 2014.

        Periodically, we enter into forward foreign currency exchange contracts, which are not designated as hedging instruments for accounting purposes. We enter into these derivative instruments to hedge intercompany transactions and partially offset the economic effect of fluctuations in foreign currency exchange rates. At September 30, 2014, the notional value of open forward foreign currency exchange contracts that did not qualify for hedge accounting treatment totaled $2.4 million. If the U.S. dollar weakened or strengthened by 10%, other income (expense), net, would increase or decrease by approximately $0.2 million.

        We may, in the future and in accordance with our investment and foreign exchange policies, also use other derivative financial instruments, if it is determined that such hedging activities are appropriate to reduce risk.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on March 13, 2014, and at the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 was filed on May 6, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 and March 31, 2014, respectively. Subsequent to those evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013, March 31, 2014 and June 30, 2014 because of the material weakness in our internal control over financial reporting described below. As such, the Company revised its Annual Report on Form 10-K for the year ended December 31, 2013 and filed with the SEC an Amendment No.1 to the Annual Report on Form 10-K/A on September 4, 2014. In addition, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

Material Weakness in Internal Control Over Financial Reporting

        In connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which was filed with the SEC on August 18, 2014, we concluded that there was a combination of deficiencies that constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

        As a result of the material weakness described above, the Company revised its consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 and each of the quarterly periods during the year ended December 31, 2013 and for the quarter ended March 31, 2014. The Company amended its Annual Report on Form 10-K for the year ended December 31, 2013 and filed an Amendment No.1 to the Annual Report on Form 10-K/A on September 4, 2014, to reflect the revisions and the conclusion by the Company's management that internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2013.

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

        Our services and products are discretionary and dependent upon levels of consumer spending. Consumer spending patterns are difficult to predict and are sensitive to, among other factors, the general economic climate, consumers' levels of disposable income, consumer debt, and overall consumer confidence. Challenging economic conditions have adversely impacted certain aspects of our businesses in a number of ways, including reduced demand, more aggressive pricing for similar services and products by our competitors, decreased spending by advertisers, increased credit risks, increased credit card failures, a loss of customers, and increased use of discounted pricing for certain of our services and products. Challenging economic conditions may adversely impact our key vendors and customers. Such economic conditions and decreased consumer spending have, in certain cases, resulted in, and may in the future result in, a variety of negative effects such as a reduction in revenues, increased costs, lower gross margin and operating margin percentages, increased allowances for doubtful accounts and write-offs of accounts receivable, increased provisions for excess and obsolete inventories, and recognition of impairments of assets, including goodwill and other intangible and long-lived assets. Any of the above factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        Our management team is responsible for establishing and maintaining adequate internal control over our financial reporting. As described below, we have identified a material weakness in our internal control over financial reporting related to the accounting for income taxes. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        In connection with the preparation of our provision for income taxes for the quarter ended June 30, 2014, we determined that the accounting for income taxes in prior periods needed to be revised. In addition, the revisions in the accounting for income taxes also contributed to an increase to the goodwill impairment charge recorded by our Classmates reporting unit during the quarter ended

September 30, 2013. We have determined that the combination of control deficiencies giving rise to such revisions amount to a material weakness and that our internal control over financial reporting was not effective as of December 31, 2013. In addition, as a result of such material weakness, our disclosure controls and procedures were not effective as of December 31, 2013, March 31, 2014, June 30, 2014, and September 30, 2014.

        We are actively engaged in execution of a remediation plan designed to address the material weakness. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our measures may not prove to be successful in remediating the material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate the material weakness in our internal controls and if we are unable to produce accurate or timely financial statements, we may be subject to adverse regulatory consequences, including sanctions or investigations by the Securities and Exchange Commission, our stock price may be adversely affected, our reputation may suffer and we may be unable to maintain compliance with applicable stock exchange listing requirements.

Our business is subject to quarterly fluctuations.

        Our results of operations and changes in our key business metrics from period to period have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and difficult to predict. Each of the risk factors discussed in this Item 1A and the other factors described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC may affect us from period to period and may affect our long-term performance. As a result, you should not rely on current results and period-to-period comparisons as an indication of our future performance. In addition, these factors and challenging economic conditions create difficulties with respect to our ability to forecast our financial performance and business metrics accurately. We believe that these difficulties in forecasting present even greater challenges for financial analysts who publish their own estimates of our future financial results and business metrics. We cannot assure you that we will achieve the expectations of, or projections made by, our management or the financial analysts. In the event we do not achieve such expectations or projections, our financial results and the price of our common stock could be adversely affected.

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

        Various governmental agencies have asserted claims, instituted legal actions, inquiries or investigations, or imposed obligations relating to our business practices, such as our marketing, billing, customer retention, renewal, cancelation, refund, or disclosure practices, and they may continue to do so in the future. We have received civil investigative demands and subpoenas, as applicable, from the Federal Trade Commission ("FTC") and the Attorneys General of various states, primarily regarding their respective investigations into certain former post-transaction sales practices and certain of our marketing, billing, renewal, and privacy practices and disclosures. We have been cooperating with these investigations. However, the outcome of these or any other governmental investigations or their potential implications for our business are uncertain. We may not prevail in existing or future claims and any judgment against us or settlement or resolution of such claims may involve the payment of significant sums, including damages, fines, penalties, or assessments, or changes to our business practices. For example, in 2010, Classmates, Inc. (then known as Classmates Online, Inc.) paid $960,000 to resolve an investigation of the Attorney General for the State of New York related to its former post-transaction sales practices; and in July 2013, Classmates, Inc. (formerly known as Memory Lane, Inc.) paid $300,000 to resolve an investigation of the Attorney General for the District of Columbia related to its former post-transaction sales practices. Defending against lawsuits, inquiries and investigations also involves significant expense and diversion of management's attention and resources from other matters. There are no assurances that additional governmental investigations or other legal actions will not be instituted in connection with our former post-transaction sales practices or other current or former business practices. Enforcement actions or changes in enforcement policies and procedures could result in changes to our business practices, as well as significant damages, fines, penalties or assessments, which could decrease our revenues or increase the costs of operating our business. To the extent that our services and business practices change as a result of claims or actions by governmental agencies or private parties (including in connection with settlement agreements related to such claims), or we are required to pay significant sums, including damages, fines, penalties, or assessments, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. For more information, see Note 12, "Contingencies—Legal Matters" of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Governmental regulation of the collection and use of personal information or our failure to comply with these regulations could harm our businesses.

        The FTC has regulations regarding the collection and use of personal information obtained from individuals when accessing websites, with particular emphasis on access by minors. In addition, other governmental authorities have regulations to govern the collection and use of personal information that may be obtained from individuals when accessing websites. These regulations include requirements that procedures be established to disclose and notify users of our websites or mobile apps of our privacy and security policies, obtain consent from users for collection and use of personal information and provide users with the ability to access, correct or delete personal information stored by us. In addition, the FTC and other governmental authorities have made inquiries and investigations of companies' practices with respect to their users' personal information collection and dissemination practices to confirm these are consistent with stated privacy policies and to determine whether precautions are taken to secure consumers' personal information. The FTC and certain state agencies also have made inquiries, and, in a number of situations, brought actions against companies to enforce the privacy policies of these companies, including policies relating to security of consumers' personal information.

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

        The success of our business depends on the security of our networks and, in part, on the security of the network infrastructures of our third-party vendors. In connection with conducting our business in the ordinary course, we store and transmit member information, including personally identifiable information. Unauthorized or inappropriate access to, or use of, our networks, computer systems or services, whether intentional, unintentional or as a result of criminal activity, could potentially jeopardize the security of confidential information, including credit card information, of our members and of third parties. A number of other websites have publicly disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose members or vendors. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our members, cause interruption in our operations, or damage our computers or other devices or those of our members.

        A significant number of our members authorize us to bill their payment card accounts (credit or debit) directly for all amounts charged by us. These members provide payment card information and other personally identifiable information which, depending on the particular payment plan, may be maintained to facilitate future payment card transactions. We rely on third-party and internally-developed encryption and authentication technology to provide the security and authentication to effectively secure transmission of confidential information, including payment card information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised.

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

        We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach related to us or the parties with which we have commercial relationships, could damage our reputation and expose us to a risk of loss, litigation and liability. We cannot assure you that the security measures we take will be effective in preventing these types of activities. We also cannot assure you that the security measures of our third-party vendors, including network providers, providers of customer and billing support services, and other vendors, will be adequate. In addition, the coverage and limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches. We believe the recent impact of large-scale retail credit card fraud may impact our ability to bill customers with card-on-file efficiency. In addition to potential legal liability, these matters may adversely impact our reputation or our revenues and may interfere with our ability to provide our services and products, all of which could adversely impact our business, financial condition, results of operations, and cash flows.

Our marketing efforts may not be successful or may become more expensive, either of which could increase our costs and adversely impact our business, financial condition, results of operations, and cash flows.

        We spend significant resources marketing our brands, services and products. We rely on relationships with a wide variety of third parties, including Internet search providers such as Google, social networking platforms such as Facebook, Internet advertising networks, co-registration partners, retailers, distributors, television advertising agencies, and direct marketers, to source new members and to promote or distribute our services and products. In addition, in connection with the launch of new services or products, we may spend a significant amount on marketing. With any of our brands, services and products, if our marketing activities are inefficient or unsuccessful, if important third- party relationships or marketing strategies, such as Internet search engine marketing and search engine optimization, become more expensive or unavailable, or are suspended, modified or terminated, for any reason, if there is an increase in the proportion of consumers visiting our websites or purchasing our services and products by way of marketing channels with higher marketing costs as compared to channels that have lower or no associated marketing costs, or if our marketing efforts do not result in our services and products being prominently ranked in Internet search listings, our business, financial condition, results of operations, and cash flows could be materially and adversely impacted.

Our ability to operate our business could be seriously harmed if we lose members of our senior management team or other key employees or we are not able to attract qualified new personnel.

        Our business is largely dependent on the efforts and abilities of our senior management and other key personnel. Any of our officers or employees can terminate his or her employment relationship at any time. Our officers have employment agreements pursuant to which they may be entitled to separation benefits in connection with a termination of employment under certain circumstances. In addition, we do not carry key-person life insurance on any of our employees. The loss of any of our key officers or other employees, or our inability to attract or retain qualified employees could seriously harm our business, financial condition, results of operations, and cash flows.

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

        Our trade names, trademarks, service marks, patents, copyrights, domain names, trade secrets, and other intellectual property are important to the success of our businesses. In particular, we view our primary trademarks as critical to our success. We principally rely upon patent, trademark, copyright, trade secret, and domain name laws in the U.S. and similar laws in other countries, as well as licenses and other agreements with our employees, members, consumers, suppliers, and other parties, to establish and maintain our intellectual property and proprietary rights in the technology, services, products, and content used in our operations. These laws and agreements may not guarantee that our proprietary rights will be protected and our intellectual property and proprietary rights could be challenged or invalidated. We have applied for the registration of, and have been issued, trademark registrations for trademarks and service marks used in our businesses in the U.S. and various foreign countries; however, there could be certain pre-existing and potentially conflicting trademark registrations held by third parties. The steps we have taken to obtain and to protect our intellectual property and proprietary rights may not be adequate, and other third parties may infringe or misappropriate our intellectual property and proprietary rights. This could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Furthermore, the validity, enforceability, and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The protection of our intellectual property and proprietary rights may require the expenditure of significant financial and internal resources. We cannot assure you that we have taken adequate steps to prevent infringement or misappropriation of our intellectual property and proprietary rights. Our failure to adequately protect our intellectual property and proprietary rights could adversely affect our brands and could harm our business. We are also subject to the risk of claims alleging that our business practices infringe on the intellectual property rights of others. These claims could result in lengthy and costly litigation. Moreover, resolution of any such claim against us may require us or one of our subsidiaries to obtain a license to use the intellectual property rights at issue or possibly to cease using those rights altogether. Any of those events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Fluctuations in foreign currency exchange rates could adversely affect comparisons of our operating results.

        We transact business in various foreign currencies and may be exposed to market risk resulting from fluctuations in foreign currency exchange rates. Our primary currency exposures are the Euro, Indian Rupee, Swedish Krona, and Swiss Franc. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international businesses are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. Certain of our key business metrics, such as the Content & Media segment's ARPU, are similarly affected by such foreign currency exchange rate fluctuations. Changes in global economic conditions, market factors, and governmental actions, among other factors, can affect the value of these currencies in relation to the U.S. Dollar. A strengthening of the U.S. Dollar compared to these currencies and, in particular, to the Euro, has had, and in future periods could have, an adverse effect on the comparisons of our revenues and operating income against prior periods. We cannot accurately predict the impact of future foreign currency exchange rate fluctuations on our operating results, and such fluctuations could negatively impact the comparisons of such results against prior periods as well as our business, financial condition, results of operations, and cash flows. We use derivative instruments, such as foreign currency forward contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such instruments may not offset any, or more than a portion, of the adverse financial effects of unfavorable movements in foreign currency exchange rates.

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

        As consumers continue to spend more time and money online, the competition for their time and engagement has continued to intensify. Consumers have a great number of options for online content and entertainment, including, by way of example, games, websites offering news and current events, movies, television shows, videos, information about any and virtually every topic, and the opportunity to communicate, socialize and interact with acquaintances and others. Certain aspects of our social networking services compete with major social networking platforms, such as Facebook, as well as Internet search engines such as Google. Many of our competitors offer their content and services free of charge.

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

        On November 1, 2013, United Online, Inc. consummated the FTD Spin-Off Transaction. There are a number of risks associated with the FTD Spin-Off Transaction, including, without limitation, the following:

  •
  We may be unable to achieve some or all of the full strategic and financial benefits that we expected would result from the FTD Spin-Off Transaction, or such benefits may be delayed or may not occur at all.

  •
  We are smaller and less diversified as compared to immediately prior to the consummation of the FTD Spin-Off Transaction.

  •
  We shared economies of scope and scale with FTD in costs and vendor relationships and took advantage of size and purchasing power in procuring certain products and services, such as insurance and healthcare benefits, technology and computer software licenses. We may be unable to obtain these products and services at prices or on terms as favorable to us as those we obtained prior to the consummation of the FTD Spin-Off Transaction.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (b) Not applicable

(c)   Repurchases

        In May 2001, United Online, Inc.'s Board of Directors authorized a common stock repurchase program (the "Program") that allows us to repurchase shares of our common stock through open market or privately negotiated transactions based on prevailing market conditions and other factors. From time to time since then, the Board of Directors has increased the amount authorized for repurchase under this Program and has extended the Program. From August 2001 through December 31, 2010, we had repurchased $150.2 million of our common stock under the Program, leaving $49.8 million of authorization remaining under the Program. In February 2011, the Board of Directors extended the Program through December 31, 2011 and authorized an increase in the $49.8 million authorization remaining to $80.0 million. In December 2011, the Board of Directors extended the Program through December 31, 2012. In January 2013, the Board of Directors approved and ratified the extension of the Program through December 31, 2013, and in September 2013, the Board of Directors further extended the Program through December 31, 2014. In October 2014, the Board of Directors further extended the Program through December 31, 2015. There were no repurchases under the Program in the year ended December 31, 2013 or the nine months ended September 30, 2014 and, at September 30, 2014, the authorization remaining under the Program was $80.0 million through December 31, 2014 (subsequently extended to December 31, 2015).

        Shares withheld upon the vesting of restricted stock units and restricted stock awards and upon the issuance of stock awards to pay applicable required employee withholding taxes are considered common stock repurchases, but are not counted as purchases against the Program. Upon vesting of most restricted stock units or issuance of stock awards, we currently do not collect the applicable required employee withholding taxes from employees. Instead, we automatically withhold, from the restricted stock units that vest and from the stock awards that are issued, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. We then pay the applicable required employee withholding taxes. Common stock repurchases during the quarter ended September 30, 2014 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet be Purchased Under the Program
July 1 - July 31, 2014	—	$—	—	$80,000
August 1 - August 31, 2014	2	$12.71	—	$80,000
September 1 - September 30, 2014	—	$—	—	$80,000

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

Date: November 6, 2014	UNITED ONLINE, INC. (Registrant)
	By:	/s/ EDWARD K. ZINSER Edward K. Zinser Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 6, 2014	UNITED ONLINE, INC. (Registrant)
	By:	/s/ MICHELLE D. STALICK Michelle D. Stalick Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference to
Filed with this Form 10-Q
No.	Exhibit Description		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation (As Amended Effective October 31, 2013)		10-K	000-33367	3/13/2014
3.2	Amended and Restated Bylaws (As Amended Effective December 17, 2013)		10-K	000-33367	3/13/2014
10.1	2014 Management Bonus Plan (CFO and CPO)	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Document	X